Form 10-Q
period 2004-09-30
BIMINI MORTGAGE MANAGEMENT INC
filed 2004-10-25
CIK 1275477

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No.

BIMINI MORTGAGE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	72-1571637 (I.R.S. Employer Identification No.)
3305 Flamingo Drive, Suite 100, Vero Beach, Florida 32963 (Address of principal executive offices—zip code)
(772) 231-1400 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        At September 30, 2004, the number of shares outstanding of the registrant's Class A Common Stock, $0.001 par value was 15,765,656; the number of shares outstanding of the registrant's Class B Common Stock, $0.001 par value was 318,399; and the number of shares outstanding of the registrant's Class C Common Stock, $0.001 par value was 318,399.

BIMINI MORTGAGE MANAGEMENT, INC.
INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BIMINI MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$1,625,212,534	$197,990,559
Unpledged, at fair value	13,051,531	27,750,602

TOTAL MORTGAGE-BACKED SECURITIES	1,638,264,065	225,741,161
CASH AND CASH EQUIVALENTS	133,769,466	18,404,130
PURCHASED INTEREST RECEIVABLE	—	958,569
ACCRUED INTEREST RECEIVABLE	5,769,578	71,480
PRINCIPAL PAYMENTS RECEIVABLE	1,429,793	—
PROPERTY AND EQUIPMENT, net	202,040	89,088
PREPAID AND OTHER ASSETS	94,060	21,248

	$1,779,529,002	$245,285,676

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements	$1,548,618,814	$188,841,000
Accrued interest payable	6,300,750	20,086
Cash dividend payable	5,537,295	—
Compensation and related benefits payable	28,390	—
Accounts payable, accrued expenses and other	490,831	109,399

TOTAL LIABILITIES	1,560,976,080	188,970,485

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 98,000,000 shares designated; issued and outstanding, 15,765,656 shares at September 30, 2004 and 4,012,102 shares at December 31, 2003	15,766	4,012
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding	319	319
Additional paid-in capital	218,421,388	56,597,117
Accumulated other comprehensive loss	(63,877)	(19,409)
Retained earnings (accumulated deficit)	179,007	(267,167)

TOTAL STOCKHOLDERS' EQUITY	218,552,922	56,315,191

	$1,779,529,002	$245,285,676

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF OPERATIONS

	Nine Months ended September 30, 2004	Three Months ended September 30, 2004	September 24, 2003 (inception) through September 30, 2003
	(unaudited)	(unaudited)	(unaudited)
Interest income, net of amortization of premium and discount	$29,170,477	$11,017,346	$—
Interest expense	11,333,783	4,253,337	—

NET INTEREST INCOME	17,836,694	6,764,009	—

Gains on sales of mortgage-backed securities	777,053	777,053	—
Losses on sales of mortgage-backed securities	(655,389)	(655,389)	—

NET GAIN ON SALES OF MORTGAGE-BACKED SECURITIES	121,664	121,664	—

DIRECT OPERATING EXPENSES:
Trading costs, commissions, and other	705,519	256,853	—
Other direct costs	127,935	70,751	—

TOTAL DIRECT OPERATING EXPENSES	833,454	327,604	—

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	1,204,435	563,629	—
Directors' fees	122,341	52,021	—
Directors' liability insurance	102,887	34,296	—
Occupancy costs	46,925	15,721	—
Audit, legal and other professional fees	221,584	98,500	—
Start up and organization costs	—	—	46,459
Other administrative expenses	170,284	47,809	—

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,868,456	811,976	46,459

NET INCOME (LOSS)	$15,256,448	$5,746,093	$(46,459)

BASIC AND DILUTED INCOME PER CLASS A COMMON SHARE	$1.56	$0.51	$—

BASIC AND DILUTED INCOME PER CLASS B COMMON SHARE	$1.65	$0.53	$—

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING CLASS A PER SHARE AMOUNTS:
BASIC AND DILUTED	9,648,176	10,866,734	—

WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING CLASS B PER SHARE AMOUNTS:
BASIC AND DILUTED	106,074	319,388	—

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$1.43	$0.52	$—

CLASS B COMMON SHARE	$0.52	$0.52	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)

	Common Stock, Amounts at Par Value
					Accumulated Other Comprehensive Loss	Retained Earnings Accumulated (Deficit)
				Additional Paid-in Capital
	Class A	Class B	Class C				Total
Balances at December 31, 2003	$4,012	$319	$319	$56,597,117	$(19,409)	$(267,167)	$56,315,191
Issuance of Class A common shares as board compensation	2	—	—	24,748	—	—	24,750
Sale of Class A common shares in January 2004	5,837	—	—	82,858,509	—	—	82,864,346
Sale of Class A common shares in February 2004	158	—	—	2,248,313	—	—	2,248,471
Cash dividends declared, March 2004	—	—	—	—	—	(3,903,569)	(3,903,569)
Isssuance of Class A common shares as board compensation	3	—	—	45,567	—	—	45,570
Cash dividends declared, June 2004	—	—	—	—	—	(5,369,410)	(5,369,410)
Issuance of Class A common shares as board compensation	4	—	—	52,017	—	—	52,021
Sale of Class A common shares in September 2004 net of offering expenses	5,750	—	—	76,193,556	—	—	76,199,306
Cash dividends declared, September 2004	—	—	—	—	—	(5,537,295)	(5,537,295)
Amortization of equity plan compensation	—	—	—	401,561	—	—	401,561
Net income	—	—	—	—	—	15,256,448	15,256,448
Reclassification adjustment for realized net gains included in net income					(121,664)		(121,664)
Unrealized gain on available for sale securities, net	—	—	—	—	77,196	—	77,196

Comprehensive income	—	—	—	—	—	—	15,211,980
Balances at September 30, 2004	$15,766	$319	$319	$218,421,388	$(63,877)	$179,007	$218,552,922

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2004	September 24, 2003 (inception) through September 30, 2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,256,448	$(46,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium and discount	13,717,516	—
Stock-based compensation and depreciation	539,803	—
Gain on mortgage backed securities	(121,664)
Changes of certain assets and liabilities:
Accrued interest receivable	(5,698,098)	—
Prepaid and other assets	(72,814)	(8,550)
Accrued interest payable	6,280,663	—
Accounts payable, accrued expenses and other	409,822	90,272

NET CASH PROVIDED BY OPERATING ACTIVITIES	30,311,676	35,263

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities:
Purchases	(1,974,987,075)	—
Sales	360,124,493	—
Principal repayments received	188,228,139	—
Purchases of property and equipment	(128,854)	(36,763)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,426,763,297)	(36,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under repurchase agreements	1,359,777,814	—
Proceeds from sales of common stock, net of costs of issuance	161,312,122	1,500
Cash dividends paid	(9,272,979)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,511,816,957	1,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	115,365,336	—
CASH AND CASH EQUIVALENTS, Beginning of the period	18,404,130	—

CASH AND CASH EQUIVALENTS, End of the period	$133,769,466	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,053,119	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable on Class A and Class B common shares, not yet paid	$5,537,295	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

        Bimini Mortgage Management, Inc. (the "Company") was incorporated in Maryland on September 24, 2003, and it commenced its planned business activities on December 19, 2003, the date of the initial closing of a private issuance of its common stock.

        The Company was formed to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae).

        The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. In order to maintain its REIT status, the Company must comply with a number of requirements under Federal tax law, including that it must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

        On September 21, 2004, the Company issued a total of 5,000,000 shares of Class A Common Stock in an initial public offering and on September 24, 2004, issued 750,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters, and received proceeds of $76,199,306, which is net of underwriters fees and expenses totalling $7,175,694.

Interim Financial Statements

        The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for annual financial statements. The operating results for the interim periods ended September 30, 2004 are not necessarily indicative of results that can be expected for the year ended December 31, 2004 and therefore, the financial statements included as part of the Form 10Q should be read in conjunction with the financial statements and notes thereto included in the Company's financial statements as of December 31, 2003.

Basis of Presentation and Use of Estimates

        The accompanying financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities and Interest Income Recognition

        The Company invests primarily in residential mortgage related securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

        In accordance with GAAP, the Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale, and assets so classified are carried on the balance sheet at fair value, and unrealized gains or losses arising from changes in market values are reported as other comprehensive income or loss as a component of stockholders' equity. Permanent impairment losses, if any, are reported in earnings.

        Securities are recorded on the date the securities are purchased or sold, which is generally the trade date. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

        Interest income is accrued based on the outstanding principal amount of the securities and their stated contractual terms. Premiums and discounts associated with the purchase of the securities are accreted or amortized into interest income over the estimated lives of the assets adjusted for estimated prepayments using the effective interest method. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date, and the present expectation of future prepayments of the underlying mortgages.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at September 30, 2004 and December 31, 2003.

Credit Risk

        At September 30, 2004 and December 31, 2003, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan originator, geographic and other types of concentrations. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

        The Company is engaged in various trading and brokerage activities in which counter-parties primarily include broker-dealers, banks, and other financial institutions. In the event counter-parties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counter-party and/or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing for each counter-party.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment, consisting primarily of computer equipment, office furniture and leasehold improvements, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from five years for computer equipment to fifteen years for leasehold improvements. Total cost at September 30, 2004 is $223,394, and at December 31, 2003 is $94,540. Depreciation expense for the nine months ended September 30, 2004 was $15,901 and for the three months ended September 30, 2004 it was $6,607. Depreciation expense for the period from September 24, 2003 (date of inception) through September 30, 2003 was $0.00. Accumulated depreciation totaled $21,354 at September 30, 2004 and $5,452 at December 31, 2003.

Repurchase Agreements

        The Company finances the acquisition of its mortgage-backed securities ("MBS") through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of September 30, 2004 and December 31, 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

        Original terms to maturity of the Company's repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. To reduce this risk, the Company enters into repurchase agreements only with investment grade institutions. At September 30, 2004, the Company had amounts outstanding under repurchase agreements with thirteen separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $12,470,000. At December 31, 2003, the Company had amounts outstanding under repurchase agreements with three separate lenders with a maximum net exposure to any single lender of approximately $3,750,000.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        At September 30, 2004, the Company's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities (unaudited):

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount outstanding
Deutsche Bank Securities, Inc.	$305,028	$12,470	63	19.7%
UBS Investment Bank, LLC	251,267	10,222	37	16.2
Nomura Securities International, Inc.	236,183	11,891	137	15.3
Bank of America Securities, LLC	183,608	8,999	53	11.8
Freddie Mac	148,013	4,512	138	9.5
Goldman Sachs	89,784	2,528	46	5.8
Bear Stearns & Co. Inc.	84,844	4,182	77	5.5
JP Morgan Securities	62,822	2,074	73	4.1
Countrywide Securities Corp	60,057	2,342	119	3.9
Daiwa Securities America Inc	57,962	2,402	18	3.7
Morgan Stanley	53,644	2,447	136	3.5
Lehman Brothers	10,986	340	151	0.7
Citigroup	4,421	120	21	0.3
Total	$1,548,619	$64,529	80	100%

(1)
Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

        At December 31, 2003, the Company's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount outstanding
Countrywide Securities Corp.	$87,923	3,750	64	46.6%
Bear Stearns & Co. Inc.	67,252	3,454	112	35.6
Daiwa Securities America Inc.	33,666	1,991	177	17.8
Total	$188,841	$9,195	102	100%

(1)
Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Stock-Based Compensation

        Stock-based compensation is accounted for using the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company's stock-based compensation transactions resulted in an aggregate of $523,902 and $396,216 of compensation expense for the nine and three months ended September 30, 2004, respectively, and $0 of compensation expense for the period from September 24, 2003 (date of inception) to September 30, 2003.

Earnings Per Share

        The Company follows the provisions of SFAS No. 128, "Earnings per Share," (SFAS 128) and the guidance provided in EITF 03-6, "Participating Securities and the two-class method under FASB Statement No. 128, Earnings Per Share," (EITF 03-6) which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

        As further described in Note 5, effective July 9, 2004, the shares of Class B Common Stock, participating and convertible into Class A common stock, became entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, the Class B Common Stock, beginning in the three-month period ended September 30, 2004, is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Prior to July 9, 2004, the Class B shares of common stock are not included in the basic EPS computation as the conditions to participate in earnings were not met, and they were not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met (see Note 5).

        The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met (see Note 5).

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The table below reconciles the numerators and denominators of the basic and diluted EPS.

	Nine months ended Sept 30, 2004	Three months ended Sept 30, 2004	Sept 24, 2003 (inception) through Sept 30, 2003
	(unaudited)	(unaudited)	(unaudited)
Basic and diluted EPS per Class A common share:
Numerator: net income allocated to the Class A common shares	$15,081,677	$5,575,945	$—

Denominator—basic and diluted:
Class A common shares outstanding at the balance sheet date	15,765,656	15,765,656	—
Phantom shares issued as of September 30, 2004	313,600	313,600
Effect of weighting	(6,431,080)	(5,212,522)	—

Weighted average shares—basic and diluted	9,648,176	10,866,734	—

Basic and diluted EPS per Class A common share	$1.56	$0.51	$—

Basic and diluted EPS per Class B common share:
Numerator: net income allocated to the Class B common shares	$174,772	$170,149	$—

Denominator—basic and diluted:
Class B common shares outstanding at the balance sheet date	319,388	319,388	319,388
Effect of weighting (based on the date the Class B shares participate in dividends)	(213,314)	—	(319,388)

Weighted average shares—basic and diluted	106,074	319,388	—

Basic and diluted EPS per Class B common share	$1.65	$0.53	$—

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company is required to separately report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income arises from unrealized gains or losses generated from changes in market values of its securities held as available-for-sale. Comprehensive income (loss) was $15,211,980 and $14,793,128 for the nine and three months ended September 30, 2004, respectively, and $(286,576) for the period from September 24, 2003 (inception) through December 31, 2004.

Organization Costs and Start-up Expenses

        In accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," organization costs and start-up expenditures were expensed as incurred during the period from September 24, 2003 (date of inception) to September 30, 2003.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Income Taxes

        The Company intends to qualify and will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. Provided the Company qualifies as a REIT, the Company will routinely distribute substantially all of its taxable income generated from operations to its stockholders. The Company will generally not be subject to Federal income tax to the extent that it distributes its net income to the stockholders, and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

        The deferred tax asset generated by the net operating loss for the period from September 24, 2003 (date of inception) to December 31, 2003 has been offset by a full valuation allowance, as management believes, pursuant to the REIT status of the Company, that it is not likely that the loss will be utilized in the future to offset taxes payable. There is no tax provision included for the nine months ended September 30, 2004, as the Company believes it will satisfy the REIT taxation requirements for 2004.

Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity, or VIE, and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in the Company's financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

of ownership, contractual or other financial interests in the entity. New disclosure requirements are also prescribed by FIN 46R. The Interpretation is generally effective for any variable interest entities created after January 31, 2003, with transition rules for those created prior to February 1, 2003. The Interpretation's adoption did not have any impact on the Company's financial position or results of operations.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have any impact on its financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of SFAS No. 150 did not have any impact on its financial position or results of operations.

        At its November 2003 meeting, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus in EITF Issue No. 03-01 regarding disclosures to be made when held-to-maturity or available-for-sale investments are impaired at the balance sheet date but for which an "other-than-temporary" loss has not been recognized. At the March 2004 meeting, the EITF expanded their guidance in this area. The Company has adopted these disclosure requirements.

        In March 2004, the EITF reached final consensuses on EITF 03-6 which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. In addition, the consensuses in EITF 03-6 nullifies the guidance in EITF Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," and requires the use of the two-class method to compute basic EPS by companies with participating convertible securities. The Company has followed the guidance in EITF 03-6 in its EPS calculations for the nine and three months ended September 30, 2004.

NOTE 2.    SECURITIES

        At September 30, 2004 and December 31, 2003, all of the Company's securities were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 2.    SECURITIES (Continued)

        The following are the carrying values of the Company's securities at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(unaudited)
Floating Rate CMO's	$257,357,994	$56,887,052
Hybrid Arms and Balloons	188,441,879	65,218,850
Adjustable Rate Mortgages	705,412,785	20,024,916
Fixed Rate Mortgages	487,051,407	83,610,343

	$1,638,264,065	$225,741,161

        The following table presents the components of the carrying value of the Company's MBS portfolio at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(unaudited)
Principal balance	$1,589,828,987	$220,674,223
Unamortized premium	48,898,402	5,120,342
Unaccreted discount	(399,447)	(33,995)
Gross unrealized gains	4,566,046	97,935
Gross unrealized losses	(4,629,923)	(117,344)

Carrying value/estimated fair value	$1,638,264,065	$225,741,161

        The following table presents for the Company's investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at September 30, 2004:

	Estimated Fair Value	Unrealized Losses
	(unaudited)
Floating Rate CMO's	$0	$0
Hybrid Arms and Balloons	147,476,503	817,600
Adjustable Rate Mortgages	329,581,135	1,644,328
Fixed Rate Mortgages	286,803,789	2,167,995

Total temporarily impaired securities	$763,861,427	$4,629,923

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 2.    SECURITIES (Continued)

        The following table presents for the Company's investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2003:

	Estimated Fair Value	Unrealized Losses
	(unaudited)
Floating Rate CMO's	$35,326,753	$46,324
Hybrid Arms and Balloons	40,246,359	28,127
Adjustable Rate Mortgages	12,997,971	13,230
Fixed Rate Mortgages	53,771,978	29,663

Total temporarily impaired securities	$142,343,061	$117,344

        All of the Company's investments have contractual maturities greater than 10 years. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of the Company's MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

        The unrealized losses on the investments are considered temporary, and are therefore not written-down as being permanently impaired. The factors considered in making this determination included: the expected cash flow from the investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices.

NOTE 3.    REPURCHASE AGREEMENTS

        The Company has entered into repurchase agreements to finance most of its security purchases. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offered Rate). At September 30, 2004, the Company had an outstanding amount of $1,548,618,814 with a net weighted average borrowing rate of 1.55%, and these agreements were collateralized by MBS with a fair value of $1,625,212,534. At December 31, 2003, the Company had an outstanding amount of $188,841,000 with a net weighted average borrowing rate of 1.11% and these agreements were collateralized by MBS with a fair value of $197,990,559.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 3.    REPURCHASE AGREEMENTS (Continued)

        At September 30, 2004, the Company's repurchase agreements had remaining maturities as summarized below (unaudited):

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$480,694,555	$417,575,074	$532,524,984	$1,430,794,613
Fair market value of securities sold, including accrued interest receivable	$—	$481,442,045	$416,203,220	$533,411,201	$1,431,056,466
Repurchase agreement liabilities associated with these securities	$—	$509,808,964	$506,484,000	$532,325,850	$1,548,618,814
Average interest rate of repurchase agreement liabilities	0%	1.41%	1.33%	1.88%	1.55%

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 3.    REPURCHASE AGREEMENTS (Continued)

        At December 31, 2003, the Company's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$39,495,843	$82,812,818	$75,737,580	$198,046,241
Fair market value of securities sold, including accrued interest receivable	$—	$39,486,390	$82,786,807	$75,782,795	$198,055,992
Repurchase agreement liabilities associated with these securities	$—	$37,798,000	$79,119,000	$71,924,000	$188,841,000
Average interest rate of repurchase agreement liabilities	0%	1.10%	1.09%	1.13%	1.11%

NOTE 4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All securities are reflected in the financial statements at their estimated fair value as of September 30, 2004 and December 31, 2003. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, accrued interest receivable, repurchase agreements and accrued interest payable are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 5.    CAPITAL STOCK

Authorized Shares

        The total number of shares of capital stock which the Company has the authority to issue is 110,000,000 shares, consisting of 100,000,000 shares of common stock having a par value of $0.001 per share and 10,000,000 shares of preferred stock having a par value of $0.001 per share. The Board of Directors has the authority to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 5.    CAPITAL STOCK (Continued)

Common Stock

        Of the 100,000,000 authorized shares of common stock, 98,000,000 shares were designated as Class A Common Stock, 1,000,000 shares were designated as Class B Common Stock and 1,000,000 shares were designated as Class C Common Stock. Holders of shares of common stock have no sinking fund or redemption rights and have no preemptive rights to subscribe for any of our securities.

Class A Common Stock

        Each outstanding share of Class A Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. Holders of shares of Class A Common Stock are not entitled to cumulate their votes in the election of directors.

        Subject to the preferential rights of any other class or series of stock and to the provisions of the Company's charter regarding the restrictions on transfer of stock, holders of shares of Class A Common Stock are entitled to receive dividends on such stock if, as and when authorized and declared by the Board of Directors.

Class B Common Stock

        Each outstanding share of Class B Common Stock entitles the holder to one vote on all matters submitted to a vote of common stockholders, including the election of directors. Holders of shares of Class B Common Stock are not entitled to cumulate their votes in the election of directors. Holders of shares of Class A Common Stock and Class B Common Stock shall vote together as one class in all matters except that any matters which would adversely affect the rights and preferences of Class B Common Stock as a separate class shall require a separate approval by holders of a majority of the outstanding shares of our Class B Common Stock.

        Holders of shares of Class B Common Stock are entitled to receive dividends on each share of Class B Common Stock in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. No dividends may be declared on the shares of Class B Common Stock until after the most recent dividend payment date for the Class A Common Stock for which cumulative dividends paid on each share of Class A Common Stock are equal to or greater than the difference between the book value per share of Class A Common Stock at the time of issuance of such share of Class A Common Stock and $15.00 per share; provided further that aggregate dividends declared on the Class B Common Stock shall not exceed 3% of total dividends declared on the Class A and Class B Common Stock, and any reduction pursuant to this provision shall be allocated pro rata across all shares of Class B Common Stock. As of July 9, 2004, the cumulative dividends paid on each share of Class A Common Stock are now greater than the difference between the book value per share of Class A Common Stock at the time of its issuance and $15.00 per share; therefore, as of July 9, 2004, the shares of Class B Common Stock are now entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors.

        Each share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 5.    CAPITAL STOCK (Continued)

Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class B Common Stock (or portion thereof to be converted) had occurred, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class B Common Stock to be converted into Class A Common Stock in any quarter shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; provided further, that such conversions shall continue to occur until all shares of Class B Common Stock have been converted into shares of Class A Common Stock; and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of the Company's Class A Common Stock. The Company's Class A Common Stock has a book value per share of $13.86 at September 30, 2004 and $14.04 at December 31, 2003.

Class C Common Stock

        No dividends will be paid on the Class C Common Stock. Holders of shares of Class C Common Stock are not entitled to vote on any matter submitted to a vote of stockholders, including the election of directors, except that any matters that would adversely affect the rights and privileges of the Class C Common Stock as a separate class shall require the approval of a majority of the Class C Common Stock.

        Each share of Class C Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class C Common Stock had occurred and giving effect to the conversion of all of the shares of Class B Common Stock as of such date, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class C Common Stock to be converted into Class A Common Stock shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; and provided further, that such conversions shall continue to occur until all shares of Class C Common Stock have been converted into shares of Class A Common Stock and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class C Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of the Company's Class A Common Stock. The Company's Class A Common Stock has a book value per share of $13.86 at September 30, 2004 and $14.04 at December 31, 2003.

Preferred Stock

        The Company's Board of Directors has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized. Prior to issuance of shares of each class or series of preferred stock, the Board

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 5.    CAPITAL STOCK (Continued)

of Directors is required to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series. As of September 30, 2004 and December 31, 2003, no shares of preferred stock are outstanding, and the Company has no present plans to issue any preferred stock.

Initial Capitalization

        The three initial independent directors of the Company's Board of Directors subscribed for a total of 7,500 shares of Class A Common Stock in October 2003 at par value, or a price of $0.001 per share. Compensation totaling $28 was recorded as a result of this issuance. See below for a description of additional Class A Common Stock issuances.

        Of the 1,000,000 shares of Class B Common Stock authorized for issuance, 319,388 shares were issued to the Company's initial officers, Jeffrey J. Zimmer and Robert E. Cauley, in October 2003 for a total price of $1,500. Of the 1,000,000 shares of Class C Common Stock authorized for issuance, 319,388 shares were subscribed to by Flagstone Securities, LLC in October 2003 at par value, or a price of $0.001 per share. Compensation totaling $1,181 was recorded as a result of this issuance.

Issuances of Common Stock

        On December 11, 2003, the Company began a private placement offering (the "Offering") of up to 10,000,000 shares of Class A Common Stock at a price to the investors of $15.00 per share. On December 19, 2003, the Company completed a first closing, in which the Company issued 4,004,602 shares and received proceeds of $56,598,732, which is net of placement agency fees and expenses totaling $3,350,297. On January 30, 2004, the Offering was closed, and the Company issued an additional 5,837,055 shares and received proceeds of $82,864,346, which is net of placement agency fees and expenses totaling $4,691,479.

        On February 17, 2004, the Company issued a total of 158,343 shares of Class A Common Stock in a private offering and received proceeds of $2,248,471, which is net of placement agency fees and expenses totaling $126,674.

        On September 21, 2004, the Company issued a total of 5,000,000 shares of Class A Common Stock in an initial public offering and, on September 24, 2004 issued 750,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters. Proceeds of $76,199,306, which is net of underwriter fees and expenses totaling $7,175,694 were received by the Company.

        During 2004, the Company has issued a total of 8,156 shares of Class A Common Stock to its directors for the payment of director fees.

Dividends

        On March 10, 2004, the Company's Board of Directors declared a $0.39 per share cash distribution to holders of its Class A Common Stock, totaling $3,903,569. The distribution was paid on April 23, 2004.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 5.    CAPITAL STOCK (Continued)

        On June 16, 2004, the Company's Board of Directors declared a $0.52 per share cash distribution to holders of its Class A Common Stock. Dividends payable on the 10,012,188 shares of Class A common stock outstanding total $5,206,338. Including the dividends paid on the 313,600 phantom shares granted under the Company's stock incentive plan (see Note 7), the distribution totaled $5,369,410. The distribution was paid on July 9, 2004.

        On August 24, 2004, the Company's Board of Directors declared a $0.52 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 10,015,656 shares of Class A Common Stock, 313,600 phantom shares granted under the Company's stock incentive plan (see Note 7) and 319,388 shares of Class B Common Stock. The distribution totaling $5,537,295 was paid on October 8, 2004.

NOTE 6.    TRANSACTIONS WITH RELATED PARTIES

Transactions with Shareholders

        During the period from September 24, 2003 (date of inception) through December 19, 2003, the Company's start-up activities were being fully paid for and supported by the Company's President and CEO, Jeffrey J. Zimmer. Mr. Zimmer was also a Class B shareholder during this period of time. On December 19, 2003, at the initial closing of the Offering, the Company reimbursed the CEO $247,980 for these costs, which were recorded primarily as property and equipment and operating expenses.

        The entire issuance of Class C Common Stock was purchased by Flagstone Securities, LLC. Flagstone was the placement agent for the Company's Class A Common Stock private placement offerings, and pursuant to the terms of the offerings, received fees for its services. Through December 31, 2003, Flagstone had received $2,943,042 in fees from the Offering, and Flagstone received an additional $4,747,517 from the proceeds of the Offerings that closed in January and February 2004. Flagstone was the lead underwriter for the Company's Class A Common Stock initial public offering and pursuant to the terms of the offering, received fees of $5,836,250 in connection with the sale of Class A Common Stock in the initial public offering, including shares issued in the exercise of the underwriters' over allotment option.

Employment Agreements

        The Company entered into employment agreements with the Company's initial officers, Jeffrey J. Zimmer and Robert E. Cauley, in 2003. The employment agreements provide for Mr. Zimmer to serve as our President and Chief Executive Officer and Mr. Cauley to serve as Chief Investment Officer and Chief Financial Officer. The employment agreements terminate in December 2006; provided, however, that the term shall automatically be extended for one-year periods unless, not later than six months prior to the termination of the existing term, either party provides written notice to the other party of its intent not to further extend the term. The employment agreements provide for an initial annual base salary of $150,000 to each of Messrs. Zimmer and Cauley and for Mr. Zimmer to receive a $250,000 cash bonus and for Mr. Cauley to receive a $125,000 cash bonus at the time of the effectiveness of a resale shelf registration statement on Form S-11 covering the resale of the Class A Common Stock sold in the Company's Offering. Messrs. Zimmer and Cauley will also be entitled to bonuses at the discretion of the compensation committee.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 6.    TRANSACTIONS WITH RELATED PARTIES (Continued)

        Upon the termination of an executive officer's employment either by the Company without "cause" or by the executive officer for "good reason" or by the executive officer for any reason within three months after a "change of control," the executive officer will be entitled to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims: lump-sum cash payment equal to 300% of the sum of his then-current annual base salary plus average bonus over the prior three years; his prorated annual bonus for the year in which the termination occurs; all stock options held by the executive officer will become fully exercisable and will continue to be exercisable for their full terms and all restricted stock held by such executive officer will become fully vested; health benefits for three years following the executive officer's termination of employment at no cost to the executive officer, subject to reduction to the extent that the executive officer receives comparable benefits from a subsequent employer; and outplacement services at Company expense.

        Each of Messrs. Zimmer and Cauley is bound by a non-competition covenant for so long as he is an officer of the Company and for a one-year period thereafter, unless his employment is terminated by the Company without "cause" or by him with "good reason" (in each case, as defined in his employment agreement) or by him for any reason after a "change in control" (as defined in his employment agreement) of the Company, in which case his covenant not to compete will lapse on the date of his termination.

        Messrs. Zimmer and Cauley's employment agreements were amended and restated in 2004. The amended and restated agreements extend the term of the agreements to April 2007 and provide that on September 16, 2004, when the registration statement for the Company's Class A Common Shares became effective that Mr. Zimmer's annual base salary increased to $400,000 and Mr. Cauley's annual base salary increased to $267,500.

Other Transactions

        In January 2004, the three independent directors received a total of 1,650 shares of Class A Common Stock, valued at $24,750, as compensation for their activities as directors. In April 2004, the three independent directors received a total of 2,651 shares of Class A Common Stock, valued at $39,765, as compensation for their activities as directors. In May 2004, a new independent director was added to the Board of Directors and was issued 387 shares of Class A Common Stock, valued at $5,805, as compensation for his activities as a director. In July 2004, the four independent directors received a total of 3,468 shares of Class A Common Stock, valued at $52,021, as compensation for their activities as directors.

        One of the Company's directors, Mr. Buford Ortale, was previously a Managing Director in the Investment Banking Group at Avondale Partners, LLC ("Avondale"), one of the placement agents for the Company's Offering that was completed in January 2004. Mr. Ortale has a continuing affiliation with Avondale pursuant to which he receives compensation from investment banking fees earned by Avondale on transactions referred to Avondale by Mr. Ortale. Mr. Ortale has been paid $360,000 from Avondale for referring the Company to Avondale.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 7.    STOCK INCENTIVE PLAN

        On December 1, 2003, the Company adopted the 2003 Long Term Incentive Compensation Plan (the "2003 Plan") to provide the Company with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. The 2003 Plan is administered by the Board of Directors or a committee of the Board of Directors, which has the full authority to administer and interpret the 2003 Plan, to authorize the granting of awards, to determine the eligibility of an employee, director or consultant to receive an award, to determine the number of shares of common stock to be covered by each award (subject to the individual participant limitations provided in the 2003 Plan), and to determine the terms, provisions and conditions of each award (which may not be inconsistent with the terms of the 2003 Plan).

        The Committee may prescribe the form of instruments evidencing awards and to take any other actions and make all other determinations that it deems necessary or appropriate in connection with the 2003 Plan or the administration or interpretation thereof. In connection with this authority, the committee may establish performance goals that must be met in order for awards to be granted or to vest, or for the restrictions on any such awards to lapse.

        Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan. As of December 31, 2003, no awards had been granted under the 2003 Plan.

        On June 15, 2004, an award of phantom shares was granted to three members of senior management. The award was for 313,600 phantom shares, consisting of 186,500 shares to Mr. Zimmer, 124,350 shares to Mr. Cauley and 2,750 to Mr. Haas. Each phantom share represents a right to receive a share of the Company's Class A Common Stock, and a dividend equivalent right was also granted on each phantom share. The phantom shares vest, based on the employees' continuing employment, on a quarterly schedule as provided in the grant agreements, beginning August 15, 2004 through November 15, 2007. As of September 30, 2004, 15,150 shares had fully vested and none had expired or were forfeited. Distributions of the vested Class A Common Stock may be deferred at the election of the grantee.

        The phantom share awards were valued at the fair value of the Company's Class A Common Stock at the date of the grant, or $15 per share, for a total grant date value of $4,704,000. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period. Total compensation cost recognized for the nine and three months ended September 30, 2004, was $401,561 and $344,145, respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

BIMINI MORTGAGE MANAGEMENT, INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
SEPTEMBER 30, 2004 (Continued)

NOTE 8.    COMMITMENTS AND CONTINGENCIES

Operating Lease

        The Company leases its office space under an operating lease agreement that has an initial expiration date of October 14, 2004. This lease was renewed on October 5, 2004. The term of the lease will be for five years commencing on October 15, 2004 and expiring on November 14, 2009. Each year of the lease, increases in rent will be based on the consumer price index. Total rental expense for the nine months ended September 30, 2004 was $40,799, and for the period from September 24, 2003 (date of inception) through September 30, 2003 it was $0. Management has the right to cancel the lease at any time with six months notice. Therefore the future minimum lease payments at any given time are $28,127.

Litigation, Claims, and Assessments

        In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.

*    *    *    *    *    *    *

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Introduction and Overview

        Bimini Mortgage Management, Inc. ("we", "our" or "Company") was formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). We earn returns on the spread between the yield on our assets and our costs, including the interest expense on the funds we borrow. We intend to borrow between eight and 12 times the amount of equity capital to attempt to enhance our returns to stockholders. We are self-managed and self-advised. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2003. As a REIT, we generally are not subject to federal income tax on the REIT taxable income that we distribute to our stockholders. In evaluating our assets and their performance, our management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment.

Financial Condition

        All of our assets at September 30, 2004 were acquired with the proceeds of our private placements, our initial public offering and use of leverage. We received net proceeds after offering costs of approximately $141.7 million in our private placements, which closed on December 19, 2003, January 30, 2004 and February 17, 2004. We received net proceeds of approximately $66.1 million in our initial public offering, which closed on September 21, 2004. On September 24, 2004 we received an additional $10.1 million of net proceeds pursuant to the underwriters' exercise of their over-allotment option.

  Mortgage Related Securities

        At September 30, 2004, we held $1.6 billion of mortgage related securities at fair value. Our portfolio of mortgage related securities will typically be comprised of fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we plan to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move.

        For the nine months ended September 30, 2004, we had interest income of $29.2 million and interest expense of $11.3 million. As of September 30, 2004, we had a weighted average yield on assets of 3.02% and a net weighted average borrowings cost of 1.55%. Prepayments on the loans underlying our mortgage related securities can alter the timing of the cash flows from the underlying loans to the company. As a result, we gauge the interest rate sensitivity of our assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although the fixed-rate mortgage backed securities in our portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of our portfolio will change as interest rates rise or fall. See "Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value."

        The following tables summarize our mortgage related securities as of September 30, 2004:

Settled Securities
Asset Category	Market Value ($000)	Percentage of Entire Settled Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate Mortgage-Backed Securities	705,412	43.1	3.45	347	2042	5	10.4	1.5%
Fixed-Rate Mortgage-Backed Securities	$487,052	29.7%	6.53%	299	2034	n/a	n/a	n/a
CMO Floaters	257,358	15.7	2.30	329	2034	1	7.9%	None
Hybrid Adjustable-Rate Mortgage-Backed Securities	132,516	8.1	3.92	352	2034	25	10.2	1.9
Balloon Maturity Mortgage-Backed Securities	55,926	3.4	3.79	65	2011	n/a	n/a	n/a

Total Portfolio	$1,638,264	100.0%	3.44%	321	2042	—	—	—

Settled Securities
Agency	Market Value ($000)	Percentage of Entire Settled Portfolio
Fannie Mae	$1,103,773	67.4%
Freddie Mac	387,483	23.6
Ginnie Mae	147,008	9.0

Total Portfolio	$1,638,264	100.0%

Entire Portfolio (settled & unsettled securities)
Effective Duration	1.05
Weighted Average Purchase Price	103.2 % of par
Weighted Average Current Price	103.1 % of par value

        As of September 30, 2004, approximately 56.77% of our portfolio of 15 year fixed-rate coupon mortgage securities, and 41.45% of our 30 year fixed-rate coupon mortgage securities, contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, we believe borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

        We had approximately $133.8 million of cash and cash equivalents as of September 30, 2004.

  Liabilities

        We have entered into repurchase agreements to finance acquisitions of mortgage related securities. None of the counterparties to these agreements are affiliates of us. These agreements are secured by our mortgage related securities and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2004 we had 17 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 13 of these agreements.

        At September 30, 2004, we had approximately $1.5 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 1.55%, $509.8 million of which matures between two and 30 days, $506.5 million of which matures between 31 and 90 days, and $532.3 million of which matures in more than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At September 30, 2004, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $1.6 billion and a weighted average maturity of 321 months.

        At September 30, 2004, our repurchase agreements had the following counterparties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk (1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$305,028	$12,470	63	19.7%
UBS Investment Bank, LLC	251,267	10,222	37	16.2
Nomura Securities International, Inc.	236,183	11,891	137	15.3
Bank of America Securities, LLC	183,608	8,999	53	11.8
Freddie Mac	148,013	4,512	138	9.5
Goldman Sachs	89,784	2,528	46	5.8
Bear Stearns & Co. Inc.	84,844	4,182	77	5.5
JP Morgan Securities	62,822	2,074	73	4.1
Countrywide Securities Corp	60,057	2,342	119	3.9
Daiwa Securities America Inc	57,962	2,402	18	3.7
Morgan Stanley	53,644	2,447	136	3.5
Lehman Brothers	10,986	340	151	0.7
Citigroup	4,421	120	21	0.3

Total	$1,548,619	$64,529	80	100%

(1)
Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Results of Operations

  Nine Months Ended September 30, 2004

        It should be noted that due to the significant growth in our assets as well as the completion of private equity raises between December 2003 and February 2004 and our initial public offering in September 2004, the amount and components of our income and expenses for the nine and three month periods ended September 30, 2004 differ significantly from the same periods in 2003.

        In the nine months ended September 30, 2004, we raised equity capital of approximately $85 million in private placements that closed in January and February, 2004 and approximately $76.2 million in our initial public offering that closed in September 2004. Because our asset base grew substantially during the last month of this quarterly period, our results are not comparable to a full quarterly period of continuing operations.

        In response to the changing interest rate environment, in the third quarter of 2004, we began to modify the mix of mortgage related securities in our portfolio by purchasing greater percentages of adjustable-rate and hybrid adjustable-rate mortgage related securities and a smaller percentage of fixed-rate mortgage related securities than we owned prior to this quarter. During the third quarter of 2004, we sold a portion of the mortgage related securities in our portfolio, primarily floating-rate collateralized mortgage obligations, for proceeds of $360.1 million. In connection with these sales, we recorded net realized gains of approximately $121,000. We purchased $224.0 million of additional securities, primarily adjustable-rate mortgage related securities and hybrid adjustable-rate mortgage related securities and used the remaining $136.1 million to reduce repurchase agreement liabilities. These sales and subsequent purchases have altered the mix of mortgage related securities in our portfolio. We are using the proceeds of our initial public offering to purchase greater percentages of adjustable-rate and hybrid-adjustable-rate mortgage related securities and a smaller percentage of fixed-rate mortgage related securities than we owned at the beginning of the third quarter.

        For the nine months ended September 30, 2004, we recorded $15.3 million in net income. Our assets at September 30, 2004 were $1.8 billion and our liabilities were $1.6 billion. Our net interest income for the nine months ended September 30, 2004 was $17.8 million and our expenses were $2.6 million net of $0.1 million of realized gains, resulting in net income of $15.3 million or $1.56 per diluted Class A Common Share.

        As a result of our initial public offering, our equity base increased substantially in September 2004. Although we generally borrow between eight and 12 times the amount of our equity, at September 30, 2004 we had not fully leveraged the proceeds of our initial public offering, resulting in a debt to equity ratio of 7:1. Our portfolio had a weighted average yield of 3.02%. Weighted average yield is the composite of the yields on our securities as determined using the yield book model published by Citigroup. Our net weighted average borrowing cost at September 30, 2004 was 1.55%. The constant prepayment rate for the portfolio was 18.05% for September 2004, which reflects the annualized proportion of principal that was prepaid.

  September 24, 2003 through September 30, 2003

        Our company was organized on September 24, 2003. For the period September 24, 2003, through September 30, 2003, no business was transacted. All organizational and start up costs that were incurred were paid by the CEO, Mr. Jeffrey J. Zimmer, for which he later received reimbursement. The company began formal business operations on December 19, 2003.

Liquidity and Capital Resources

        Our primary source of funds as of September 30, 2004 consisted of repurchase agreements totaling $1.5 billion, with a net weighted average borrowing cost of 1.55%. We expect to continue to borrow funds in the form of repurchase agreements. At September 30, 2004, we had master repurchase agreements in place with 17 counterparties and had outstanding balances under 13 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of September 30, 2004, all of our existing repurchase agreements matured in less than one year. Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our lenders to initiate margin calls.

        For liquidity, we will also rely on cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage related securities, as well as any primary securities offerings authorized by our board of directors.

        We believe that equity capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. Various changes in market conditions could adversely affect our liquidity, including increases in interest rates and increases in prepayment rates substantially above our expectations. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to pledge additional assets to meet margin calls, liquidate mortgage related securities or sell debt or additional equity securities. If required, the sale of mortgage related securities at prices lower than the carrying value of such assets would result in losses and reduced income.

        We may in the future increase our capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. All debt securities, other borrowings, and classes of preferred stock will be senior to the Class A Common Stock in a liquidation of our Company. Additional equity offerings may be dilutive to stockholders' equity or reduce the market price of our Class A Common Stock, or both. We are unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

Contractual Obligations and Commitments

        The following table provides information with respect to our contractual obligations at September 30, 2004.

	Payment due by period
	($000)
Contractual Obligations	Total	Less than 1 year
Repurchase Agreements	$1,548,619	$1,548,619
Operating Lease Obligations	28	28

Total	$1,548,647	$1,548,647

Critical Accounting Policies

        Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. Management has identified our most critical accounting policies to be the following:

  Classifications of Investment Securities

        In accordance with applicable GAAP, our investments in mortgage related securities are classified as available-for-sale securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders' equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

  Valuations of Mortgage Related Securities

        All investment securities are carried on the balance sheet at fair value. Our mortgage related securities have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could result in different presentations of value.

        When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value). If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

        The unrealized losses on the investments held in our portfolio at September 30, 2004 are considered temporary, and the related investments were therefore not written down as being permanently impaired (see Note 2 to the financial statements). The factors considered in making this determination included the expected cash flow from the investment, the general quality of the mortgage related security owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices.

  Interest Income Recognition

        Interest income on our mortgage related securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. To make assumptions as to future estimated rates of prepayments, we currently use actual market prepayment history for our securities and for similar securities that we do not own and current market conditions. If our estimate of prepayments is incorrect, we are required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

        We earned $17.8 million of net interest income for the nine months ended September 30, 2004, and $0 of net interest income for the initial short period ended September 30, 2003. As measured against invested assets during each period, these net interest earnings represented an annualized net yield of approximately 1.47% for the nine months ended September 30, 2004 and 0% for the short period ended September 30, 2003. These earnings are not representative of what can be expected for future periods, as we had not acquired investments in September 2003, and the funds received during the nine months ended September 30, 2004 from our private placements and initial public offering were not fully invested for the entire nine-month period.

  Accounting for Stock-Based Compensation

        We have adopted the fair value-based method of accounting for stock-based compensation. Under this approach, we will recognize an expense for any stock-based employee compensation based on the fair value of the award, as well as for transactions with non-employees in which services are performed in exchange for equity instruments.

  Off-Balance Sheet Arrangements

        Since inception, we have not maintained any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Inflation

        Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States and our distributions are determined by our board of directors based primarily on our net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We believe the primary risk inherent in our investments is the effect of movements in interest rates. This arises because the changes in interest rates on our borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, our investments. We therefore follow an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on our mortgage related securities. We seek to minimize differences between the interest rate indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities and those of our related borrowings.

        Our interest rate risk management program encompasses a number of procedures, including the following:

  •
  monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage related securities compared with the interest rate sensitivities of our borrowings;

  •
  attempting to structure our repurchase agreements that fund our purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. We attempt to structure these repurchase agreements to match the reset dates on our adjustable-rate mortgage-backed securities. At September 30, 2004, the weighted average months to reset of our adjustable-rate mortgage-backed securities was 5.1 months and the weighted average reset on the corresponding repurchase agreements was 3.7 months; and

  •
  actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage related securities compared to the interest rate indices and adjustment periods of our borrowings. Our liabilities under our repurchase agreements are all LIBOR-based, and we select our adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of September 30, 2004, over 40.12% of our adjustable-rate mortgage-backed securities were LIBOR-based.

        As a result, we expect to be able to adjust the average maturities and reset periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate mortgage-backed securities and those of our related borrowings.

        Because we attempt to match our assets and liabilities from an interest rate perspective and hold our assets to maturity, we expect to have limited exposure to changes in interest rates. However, we will be exposed to changes in interest rates either (i) upon refinancing borrowings that expire before the related assets are repaid or (ii) upon reinvesting (and refinancing) proceeds following the maturity of current investments, if interest rates were to rise substantially.

        As a further means of protecting our portfolio against the effects of major interest rate changes we may employ a limited hedging strategy under which we purchase interest rate cap contracts (under which we would generally be entitled to payment if interest rate indices exceed the agreed rates) or rate lock or other guaranteed financing contracts (under which we would pay a fee to guarantee certain lines of borrowing at certain rates or for certain periods of time). Under these contracts we would generally only be at risk for the fees paid. These contracts are intended to protect us from significant increases in interest rates.

Interest Rate Risk

        We are subject to interest rate risk in connection with our investments in mortgage related securities and our related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

  Effect on Net Interest Income

        We fund our investments in long-term fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid adjustable-rate mortgage-backed securities tend to increase while the income earned on such fixed-rate mortgage-backed securities and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. We may enter into interest rate cap contracts or forward funding agreements seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage related securities will be longer or shorter, which would reduce the effectiveness of any hedging techniques we may utilize and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. Our hedging activity will also be limited by the asset and sources-of-income requirements applicable to us as a REIT.

  Extension Risk

        We invest in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of September 30, 2004, approximately 8.1% of our investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. We compute the projected weighted average life of our fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market's assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, we may, but are not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact us as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of our fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets and incur losses to maintain adequate liquidity.

  Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

        We also invest in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security's interest yield may change during any given period. However, our borrowing costs pursuant to our repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages which are fully-indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate and hybrid adjustable-rate mortgage-backed securities than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our financial condition, cash flows and results of operations.

  Interest Rate Mismatch Risk

        We intend to fund a substantial portion of our acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage related securities we are financing. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage related securities and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations.

  Prepayment Risk

        Prepayment rates for existing mortgage related securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage related securities could harm our results of operations in several ways. Some adjustable-rate mortgages underlying our adjustable-rate mortgage-backed securities may bear initial "teaser" interest rates that are lower than their "fully-indexed" rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. We currently own mortgage related securities that were purchased at a premium. The prepayment of such mortgage related securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage related securities to replace the prepaid mortgage related securities, our financial condition, cash flow and results of operations could be harmed.

  Effect on Fair Value

        Another component of interest rate risk is the effect changes in interest rates will have on the market value of our assets. We face the risk that the market value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments.

        We primarily assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data, and different models and methodologies can produce different duration numbers for the same securities.

        The following sensitivity analysis table shows the estimated impact on the fair value of our interest rate-sensitive investments at September 30, 2004, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $705,412,785)
Change in fair value	$1,074,252	$3,316,170	$8,897,611
Change as a percent of fair value	0.17%	(0.17)%	(2.17)%
Fixed-Rate Mortgage-Backed Securities (Fair Value $487,051,407)
Change in fair value	$10,666,426	$(10,666,426)	$(37,629,592)
Change as a percent of fair value	2.19%	(2.19)%	(7.73)%
CMO Floaters
(Fair Value $257,357,994)
Change in fair value	$416,666	$(1,093,749)	$(2,135,415)
Change as a percent of fair value	(0.87)%	(0.87)%	0.32%
Hybrid Adjustable-Rate Mortgage-Backed Securities (Fair Value $132,515,491)
Change in fair value	$1,039,787	$(2,210,457)	$(4,944,444)
Change as a percent of fair value	1.19%	(1.19)%	(4.38)%
Balloon Maturity Mortgage-Backed Securities
(Fair Value $55,926,390)
Change in fair value	$1,111,834	$1,818,247	$3,992,773
Change as a percent of fair value	2.82%	(2.82)%	(6.18)%
Cash
(Fair Value $133,769,466)
Portfolio Total
(Fair Value $1,638,264,065)
Change in fair value	$14,308,965	$(19,105,049)	$(57,599,835)
Change as a percent of fair value	1.06%	(1.06)%	(3.75)%

        The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $705,412,785)
Change in fair value	$1,074,252	$3,316,170	$8,897,611
Change as a percent of fair value	(0.12)%	(0.66)%	(2.17)%
Fixed-Rate Mortgage-Backed Securities (Fair Value $487,051,407)
Change in fair value	$5,698,501	$(15,673,314)	$(37,629,592)
Change as a percent of fair value	1.17%	(3.22)%	(7.73)%
CMO Floaters
(Fair Value $257,357,994)
Change in fair value	$416,666	$(1,093,749)	$(2,135,415)
Change as a percent of fair value	(0.27)%	0.43%	0.32%
Hybrid Adjustable-Rate Mortgage-Backed Securities (Fair Value $132,515,491)
Change in fair value	$1,039,787	$(2,210,457)	$(4,944,444)
Change as a percent of fair value	0.90%	(1.73)%	(4.38)%
Balloon Maturity Mortgage-Backed Securities
(Fair Value $55,926,390)
Change in fair value	$1,111,834	$1,818,247	$3,992,773
Change as a percent of fair value	1.88%	(3.07)%	(6.18)%
Cash
(Fair Value $133,769,466)
Portfolio Total
(Fair Value $1,638,264,065)
Change in fair value	$9,341,040	$(24,111,937)	$(57,599,835)
Change as a percent of fair value	0.39%	(1.42)%	(3.75)%

        It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above, and such difference might be material and adverse to our stockholders.

        Our liabilities, consisting primarily of repurchase agreements, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, we could be required to post additional collateral in order to maintain the repurchase agreement position. We maintain a substantial cash position, as well as unpledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, our collateral as of September 30, 2004 would decline in value by approximately $57.6 million. Our cash and unpledged assets are currently sufficient to cover such shortfall. There can be no assurance, however, that we will always have sufficient cash or unpledged assets to cover shortfalls in all situations.

CAUTIONARY STATEMENTS

        Certain statements in this prospectus under the captions "Summary," "Risk Factors," "Business—Risk Management Approach," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business—Description of Mortgage Related Securities," and elsewhere constitute "forward-looking statements". When used in this prospectus, the words "anticipate," "believe," "estimate," "expect" and similar expressions are generally intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other important factors include, among others:

  •
  changes in our industry, interest rates or general economic and business conditions;

  •
  industry and market trends;

  •
  availability of investment assets;

  •
  the degree and nature of competition;

  •
  changes in business strategy or development plans;

  •
  availability, terms and deployment of capital;

  •
  availability of qualified personnel;

  •
  changes in, or the failure or inability to comply with, government laws and regulations;

  •
  the impact of technology on our operations and business; and

  •
  performance of our employees.

        These forward-looking statements are based on our current beliefs, assumptions and expectations, taking into account information that we reasonably believe to be reliable. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectation with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 4.    CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Registered Securities

        In September 2004, we completed an initial public offering of 5,750,000 shares of Class A Common Stock, $0.001 par value at an offering price of $14.50 per share, including the exercise by the underwriters of their over-allotment option to purchase 750,000 shares of Class A Common Stock. The lead underwriter in this offering was Flagstone Securities, LLC. Our registration statement was declared effective by the Securities and Exchange Commission on September 16, 2004 (Registration No. 333-113715). We received aggregate gross offering proceeds of $83.4 million from these transactions and paid aggregate underwriting commissions of $5.8 million. Aggregate other offering costs totaled approximately $1.2 million. Net offering proceeds after deducting underwriting commissions and other offering costs were $76.2 million. At September 30, 2004, approximately 20% of the net offering proceeds had been used to purchase mortgage-backed securities.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

*3.1
Articles of Incorporation of Bimini Mortgage Management, Inc.

*3.2
Bylaws of Bimini Mortgage Management, Inc.

*10.1
Registration Rights Agreement dated December 19, 2003 among Bimini Mortgage Management, Inc. and the initial Holders (as defined therein)

*10.2
2003 Long-Term Incentive Compensation Plan

*10.3
Employment Agreement dated April 12, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer

*10.4
Employment Agreement dated April 12, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley

*10.5
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates.

*10.6
Agency Agreement, dated November 20, 2003 by and among AVM, L.P. and Bimini Mortgage Management, Inc.

*10.7
2004 Performance Bonus Plan

*10.8
Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer

*10.9
Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley

*10.10
Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and George H. Haas IV

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32
Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the exhibit of the same number filed with Bimini Mortgage Management's initial public offering registration statement on Form S-11 (file no. 333-113715), as amended.

(b)
Reports on Form 8-K

        The Registrant filed a Current Report on Form 8-K on September 23, 2004 furnishing updated portfolio information as of September 23, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIMINI MORTGAGE MANAGEMENT, INC.
By:	/s/ ROBERT E. CAULEY
Name: Robert E. Cauley Title: Chief Financial Officer and Secretary

Date: October 25, 2004

QuickLinks

BIMINI MORTGAGE MANAGEMENT, INC. INDEX
BIMINI MORTGAGE MANAGEMENT, INC. BALANCE SHEETS
BIMINI MORTGAGE MANAGEMENT, INC. STATEMENTS OF OPERATIONS
BIMINI MORTGAGE MANAGEMENT, INC. STATEMENTS OF STOCKHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
BIMINI MORTGAGE MANAGEMENT, INC. STATEMENTS OF CASH FLOWS
BIMINI MORTGAGE MANAGEMENT, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED SEPTEMBER 30, 2004
CAUTIONARY STATEMENTS
SIGNATURES