Form 10-K
period 2004-12-31
BIMINI MORTGAGE MANAGEMENT INC
filed 2005-01-31
CIK 1275477

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-32171

BIMINI MORTGAGE MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	72-1571637 (I.R.S. Employer Identification No.)
3305 Flamingo Drive, Vero Beach, Florida 32963 (Address of principal executive offices—zip code)
(772) 231-1400 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $0.001 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the registrant's Class A Common Stock, par value $0.001, held by non-affiliates based on the price at which the Class A Common Stock was last sold on June 30, 2004 was $301,351,950. At June 30, 2004, all of the registrant's Class B Common Stock was held by affiliates of the registrant. The aggregate market value of the registrant's Class C Common Stock, par value $0.001, held by non-affiliates on June 30, 2004, based on the initial purchase price of the Class C Common Stock was $319.

At January 14, 2005, the number of shares outstanding of the registrant's Class A Common Stock, $0.001 par value was 20,368,915; the number of shares outstanding of the registrant's Class B Common Stock, $0.001 par value was 319,388; and the number of shares outstanding of the registrant's Class C Common Stock, $0.001 par value was 319,388.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the 2005 annual meeting of stockholders scheduled to be held on March 24, 2005 are incorporated by reference into Part III of this annual report on Form 10-K.

BIMINI MORTGAGE MANAGEMENT, INC.

INDEX

PART I

ITEM 1. Business.

General

        The Company commenced operations in December 2003 and invests primarily in residential mortgage related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. It earns returns on the difference between the interest income on its assets and its costs, including the interest expense on the funds it borrows. It intends to borrow between eight and 12 times the amount of its equity capital to attempt to enhance its returns to stockholders. It is self-managed and self-advised.

        The Company conducted private placements of its Class A Common Stock in which it raised aggregate net proceeds (after commissions and expenses) of approximately $141.7 million between December 2003 and February 2004. In September 2004, the Company completed the initial public offering of shares of its Class A Common Stock, in which it raised approximately $75.9 million in net proceeds. In December 2004, the Company completed a secondary public offering of its Class A Common Stock, in which is raised approximately $66.7 million in net proceeds.

        As of December 31, 2004 the Company had total assets of $3.1 billion, substantially all of which consisted of mortgage related securities and cash and cash equivalents. On that date, the Company's portfolio of mortgage related securities totaled $3.0 billion and was comprised of 25.2% fixed-rate mortgage-backed securities, 8.4% floating rate collateralized mortgage obligations, 47.2% adjustable-rate mortgage-backed securities, 16.9% hybrid adjustable-rate mortgage-backed securities (securities backed by mortgages with fixed initial rates which, after a period, convert to adjustable rates) and 2.3% balloon maturity mortgage-backed securities (securities backed by mortgages where a significant portion of principal is repaid only at maturity). Of this portfolio, 63.2% was issued by Fannie Mae, 18.2% was issued by Freddie Mac and 18.6% was issued by Ginnie Mae.

        The Company's portfolio had a weighted average yield of 3.44% as of December 31, 2004. Its net weighted average borrowing cost as of December 31, 2004 was 2.28%. The constant prepayment rate for the portfolio was 23.6% for December 2004, which reflects the annualized proportion of principal that was prepaid. The effective duration for the portfolio was 0.84 as of December 31, 2004. Duration measures the price sensitivity of a fixed income security to movements in interest rates. Effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move.

        The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code commencing with its taxable year ended December 31, 2003. Provided it continues to qualify as a REIT, the Company will generally distribute to its stockholders all or substantially all of its taxable income generated from its operations. As long as the Company retains its REIT status, it generally will not be subject to federal income tax to the extent that it distributes its net income to its stockholders.

Risk Management Approach

        The Company seeks to differentiate itself from other mortgage portfolio managers through its approach to risk management. It invests in a limited universe of mortgage related securities, primarily those issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae is guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage related securities are guaranteed as to payment of principal and interest by the respective agency issuing the security. The Company seeks to manage the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. Finally, the Company seeks to address interest rate risks by managing the interest rate indices and borrowing periods of its debt, as well as through hedging against interest rate changes.

        The Company has implemented a risk-based capital methodology patterned on the general principles underlying the proposed risk-based capital standards for internationally active banks of the Basel Committee on Banking Supervision, commonly referred to as the Basel II Accord. The Basel II Accord encourages banks to develop methods for measuring the risks of their banking activities to determine the amount of capital required to support those risks. Similarly, the Company uses its methodology to calculate an internally generated risk measure for each asset in its portfolio. This measure is then used to establish the amount of leverage it uses. The Company expects its risk management program to reduce its need to use hedging techniques.

Investment Strategy

        The Company's board of directors may change its investment strategy without prior notice to you or a vote of its stockholders.

  Asset Acquisition Strategy

        The primary assets in the Company's current portfolio of mortgage related securities are fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. The mortgage related securities the Company acquires are obligations issued by federal agencies or federally chartered entities, primarily Fannie Mae, Freddie Mac and Ginnie Mae.

        The Company seeks to manage the effects on its income of prepayments of the mortgage loans underlying its securities at a rate materially different than anticipated. Its diversified portfolio includes securities with prepayment characteristics that it expects to result in slower prepayments, such as pools of mortgage-backed securities collateralized by mortgages with low loan balances, mortgages originated under Fannie Mae's Expanded Approval Program or agency pools collateralized by loans against investment properties.

        Borrowers with low loan balances have a lower economic incentive to refinance and have historically prepaid at lower rates than borrowers with larger loan balances. The reduced incentive to refinance has two parts: borrowers with low loan balances will have smaller interest savings because overall interest payments are smaller on their loans; and closing costs for refinancings, which are generally not proportionate to the size of a loan, make refinancing of smaller loans less attractive as it takes a longer period of time for the interest savings to cover the cost of refinancing.

        Fannie Mae's Expanded Approval Program allows borrowers with slightly impaired credit histories or loan-to-value ratios greater than 80% to qualify for conventional conforming financing. Borrowers under this program have proportionately higher delinquency rates than typical Fannie Mae borrowers, resulting in a higher than market interest rate because of the increased default and delinquency risk. Prepayment rates on these securities are lower than average because refinancing is more difficult for delinquent or recently delinquent loans.

        Agency pools collateralized by loans against investment properties generally result in slower prepayments because borrowers financing investment properties are required to pay an up front premium. Payment of this premium requires a larger rate movement for the borrower to achieve the same relative level of savings upon refinancing.

        The Company has created and will maintain a diversified portfolio to avoid undue geographic, loan originator, and other types of concentrations. By maintaining essentially all of its assets in government or government-sponsored or chartered enterprises and government or federal agencies, which may include an implied guarantee of the federal government as to payment of principal and interest, the Company believes it can significantly reduce its exposure to losses from credit risk. It intends to acquire assets that will enable it to be exempt from the Investment Company Act.

        Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac mortgage-backed securities. The Company currently intends to continue to invest in such securities, even if such agencies' relationships with the federal government change.

  Leverage Strategy

        The Company uses leverage in an attempt to increase potential returns to its stockholders. However, the use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. The Company generally borrows between eight to 12 times the amount of its equity, although its investment policies require no minimum or maximum leverage. It uses repurchase agreements to borrow against existing mortgage related securities and uses the proceeds to acquire additional mortgage related securities.

        The Company seeks to structure the financing in such a way as to limit the effect of fluctuations in short-term rates on its interest rate spread. In general, the Company's borrowings are short-term and it actively manages, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of its borrowings against the interest rate indices and interest rate adjustment periods on its mortgage related securities in order to limit its liquidity and interest rate related risks. The Company may also employ borrowings under longer term facilities.

        The Company generally borrows at short-term rates using repurchase agreements. As of December 31, 2004, its debt to equity ratio was 9.8:1, and its repurchase agreements at that date totaled $2.8 billion. Repurchase agreements are generally, but not always, short-term in nature. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sales price the Company receives and the repurchase price it pays represents interest paid to the lender. This is determined by reference to an interest rate index (such as LIBOR) plus an interest rate spread. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company effectively pledges its securities as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receive its pledged collateral from the lender or, with the consent of the lender, it renews such agreement at the then prevailing financing rate. The Company's repurchase agreements may require it to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines.

        The Company has engaged AVM, L.P. (a securities broker-dealer) and III Associates (a registered investment adviser affiliated with AVM), to provide it with repurchase agreement trading, clearing and administrative services. III Associates acts as its agent and adviser in arranging for third parties to enter into repurchase agreements with the Company, executes and maintains records of its repurchase transactions and assists in managing the margin arrangements between the Company and its counterparties for each of its repurchase agreements.

        The Company seeks to protect its capital base through the use of a risk-based capital methodology. This methodology is patterned on the general principles underlying the Basel II Accord. These principles are intended to promote the use by internationally active banks of increasingly sophisticated internal risk management processes and measurements for purposes of allocating capital on a weighted basis. The Company's methodology follows this framework in that the inherent risk of an asset will create a capital allocation for the asset, which will in turn define the amount of leverage the Company will employ.

        As with the Basel approach, the Company identifies components of risk associated with the assets it employs. However, unlike typical bank loans, which may bear a significant degree of credit risk, the risks associated with the assets the Company employs are primarily related to movements in interest rates. The elements relating to interest rate risk the Company analyzes are effective duration, convexity, expected return and the slope of the yield curve. "Effective duration" measures the sensitivity of a security's price to movements in interest rates. "Convexity" measures the sensitivity of a security's effective duration to movements in interest rates. "Expected return" captures the market's assessment of the risk of a security. The Company assumes markets are efficient with respect to the pricing of risk.

        While these three risk components primarily address the price movement of a security, the Company believes the income earning potential of its portfolio—as reflected in the slope of the yield curve—offsets potential negative price movements. It believes the risk of its portfolio is lower when the slope of the yield curve is steep, and thus is inversely proportional to the slope of the yield curve.

        The Company uses these components of risk to arrive at a risk coefficient for each asset. The product of this coefficient and the amount of the Company's investment represents its "risk measure" for the asset. The Company calculates risk measures for each asset and then aggregates them into the risk measure for the entire portfolio, which guides it to an appropriate amount of overall leverage. The Company analyzes the portfolio's risk measures on a daily basis. The leverage ratio will rise as the risk level of the portfolio declines and will fall as the portfolio's risk level increases. The goal of the Company's approach is to ensure that its portfolio's leverage ratio is appropriate for the level of risk inherent in the portfolio.

  Interest Rate Risk Management

        The Company believes the primary risk inherent in its investments is the effect of movements in interest rates. This risk arises because the effects of interest rate changes on its borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. The Company therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. It seeks to minimize differences between interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage-backed securities and related borrowings by matching the terms of assets and related liabilities both as to maturity and to the underlying interest rate index used to calculate interest rate charges.

        The Company's interest rate risk management program encompasses a number of procedures, including the following:

  •
  monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings.

  •
  attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. It attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At December 31, 2004, the weighted average months to reset of its adjustable-rate mortgage-backed securities was 4.0 months and the weighted average reset on the corresponding repurchase agreements was 2.5 months; and

  •
  actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. Its liabilities under its repurchase agreements are all LIBOR based, and the Company, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of December 31, 2004, over 29% of the Company's adjustable-rate mortgage-backed securities were LIBOR-based.

        As a result, the Company expects to be able to adjust the average maturities and reset periods of its borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, the Company attempts to reduce the risk of differences between interest rate adjustment periods of its adjustable-rate mortgage-backed securities and its related borrowings.

        The Company may from time to time use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. It may enter into swap or cap agreements, option, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that it may incur or plans to incur. These contracts would be intended to more closely match the effective maturity of, and the interest received on, the Company's assets with the effective maturity of, and the interest owed on, its liabilities. However, no assurances can be given that interest rate risk management strategies can successfully be implemented. Derivative instruments will not be used for speculative purposes.

        The Company may also use derivative financial instruments in an attempt to protect it against declines in the market value of its assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates of its assets and liabilities or the inability to protect adequately against declines in the market value of its assets could result in losses.

Repurchase Agreement Trading, Clearing and Administrative Services

        The Company has engaged AVM, L.P. (a securities broker-dealer) and III Associates (a registered investment adviser affiliated with AVM), to provide it with repurchase agreement trading, clearing and administrative services. AVM acts as its clearing agent. III Associates acts as its agent and adviser in arranging for third parties to enter into repurchase agreements with the Company, executes and maintains records of the Company's repurchase transactions and assists in managing the margin arrangements between the Company and its counterparties for each of its repurchase agreements.

Description of Mortgage Related Securities

  Mortgage-Backed Securities

        Pass-Through Certificates.    The Company intends to invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

        A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as "prepayment risk."

        In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, the Company's holdings of mortgage related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

        Payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, although not the market value of the securities themselves, are guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by Fannie Mae and Freddie Mac, although not the market value of the securities themselves, are guaranteed by the respective agency issuing the security.

        The mortgage loans underlying pass-through certificates can generally be classified in the following five categories:

  •
  Fixed-Rate Mortgages. As of December 31, 2004, 25.2% of the Company's portfolio consisted of fixed-rate mortgage-backed securities. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgage's price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

  •
  Collateralized Mortgage Obligations. As of December 31, 2004, 8.4% of the Company's portfolio consisted of floating rate collateralized mortgage obligations. Collateralized mortgage obligations, or CMOs, are a type of mortgage-backed security. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity.

  •
  Adjustable-Rate Mortgages. As of December 31, 2004, 47.2% of the Company's portfolio consisted of adjustable-rate mortgage-backed securities. Adjustable-rate mortgages, or ARMs, are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). The Company refers to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

  •
  Hybrid Adjustable-Rate Mortgages. As of December 31, 2004, 16.9% of the Company's portfolio consisted of hybrid adjustable-rate mortgage-backed securities. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

  •
  Balloon Maturity Mortgages. As of December 31, 2004, 2.3% of the Company's portfolio consisted of balloon maturity mortgage-backed securities. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid down, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

        Although there are a variety of other mortgage related securities, including various derivative securities, securities known as "inverse floaters," "inverse I.O.'s" and "residuals," the Company does not expect to invest in them.

  Other Investments

        The Company may purchase interest rate caps to hedge against quick and unexpected changes in its funding rates. The purchaser of these caps is only at risk for the fee paid. The Company may also enter into longer term funding arrangements with acceptable counterparties. It intends to limit these investments to less than 10% of its total assets.

        The Company also intends to operate in a manner that will not subject it to regulation under the Investment Company Act. Although it does not anticipate any major changes at this time, the Company's board of directors has the authority to modify or waive its current operating policies and its strategies without prior notice to its stockholders and without stockholder approval.

Policies With Respect to Certain Other Activities

        If the Company's board of directors determines that additional funding is required, it may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Internal Revenue Code concerning distribution requirements and the taxability of undistributed REIT taxable income) or a combination of these methods. In the event that its board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

        The Company has authority to offer its Class A Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire its shares and may engage in such activities in the future.

        Subject to gross income and asset tests necessary for REIT qualification, the Company may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

        The Company may engage in the purchase and sale of investments. It does not underwrite the securities of other issuers.

        The Company's board of directors may change any of these policies without prior notice to its stockholders or a vote of its stockholders.

Certain Federal Income Tax Considerations

        The following is a description of certain U.S. federal income tax consequences relating to the Company's taxation as a REIT.

        The information in this summary is based on the Internal Revenue Code of 1986, as amended (the "Code"), current, temporary and proposed Treasury regulations promulgated under the Code, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue service (the "IRS") and court decisions, all as of the date hereof. The administrative interpretations and practices of the IRS upon which this summary is based include its practices and policies as expressed in private letter rulings which are not binding on the IRS, except with respect to the taxpayers who requested and received such rulings. No assurance can be given that future legislation, Treasury regulations, administrative interpretations and practices and court decisions will not significantly change current law, or adversely affect existing interpretations of existing law, on which the information in this summary is based. Even if there is no change in applicable law, no assurance can be provided that the statements made in the following summary will not be challenged by the IRS or will be sustained by a court if so challenged.

  General

        The Company has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2003. The Company believes that it was organized and has operated, and intends to continue to be organized and operate in a manner so as to, qualify as a REIT. However, no assurance can be given that the Company in fact qualifies or will remain qualified as a REIT.

        The sections of the Code that relate to the qualification and taxation of REITs are highly technical and complex. The following describes the material aspects of the sections of the Code that govern the U.S. federal income tax treatment of a REIT. This summary is qualified in its entirety by the applicable Code provisions, Treasury regulations promulgated under the Code, and administrative and judicial interpretations of the Code.

        The Company's qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, distribution levels, diversity of stock ownership, and the various other qualification tests imposed under the Code discussed below. While the Company intends to operate so that it qualifies as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in the Company's circumstances or in the law, no assurance can be given that the Company's actual results for any particular taxable year will satisfy these requirements. In addition, qualification as a REIT depends on future transactions and events that cannot be known at this time.

        So long as the Company qualifies for taxation as a REIT, the Company generally will be permitted a deduction for dividends the Company currently distributes to its stockholders. As a result, the Company generally will not be required to pay U.S. federal income taxes on its net income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. Under current law, dividends received by non-corporate U.S. stockholders in years 2003 through 2008 from certain U.S. corporations and qualified foreign corporations generally are eligible for taxation at the rates applicable to long-term capital gains (a maximum of 15%). This substantially reduces, but does not completely eliminate, the double taxation that has historically applied to corporate dividends. With limited exceptions, however, dividends paid by the Company or other entities that are taxed as REITs are not eligible for the reduced rates on dividends, and will continue to be taxed at rates applicable to ordinary income, which will be as high as 35% through 2010.

        Even as a REIT, however, the Company will be subject to U.S. federal taxation, as follows.

  •
  The Company will be required to pay tax at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gain.

  •
  The Company may be subject to the "alternative minimum tax" on its items of tax preference, if any.

  •
  If the Company has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, the Company will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

  •
  The Company will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction.

  •
  If the Company fails to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintains its qualification as a REIT because certain other requirements are met, the Company will be subject to a tax equal to the greater of (i) the amount by which 75% of its gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 90% (95% for taxable years commencing with its taxable year beginning on January 1, 2005) of the Company's gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by a fraction intended to reflect its profitability.

  •
  Pursuant to the American Jobs Creation Act of 2004 (the "2004 Act") commencing with the Company's taxable year beginning on January 1, 2005, if due to reasonable cause the Company fails to satisfy any of the REIT asset tests, as described below, by more than a de minimis amount, and the Company nonetheless maintains its REIT qualification because of specified cure provisions, the Company will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets.

  •
  Pursuant to the 2004 Act, commencing with the Company's taxable year beginning on January 1, 2005, if the Company fails to satisfy any provision of the Code that would result in its failure to qualify as a REIT (other than a violation of the REIT gross income or asset tests described below) and the violation is due to reasonable cause, the Company may retain its REIT qualification but the Company will be required to pay a penalty of $50,000 for each such failure.

  •
  The Company will be required to pay a 4% excise tax on the excess of the required distribution over the amounts actually distributed if the Company fails to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for the year; (ii) 95% of its REIT capital gain net income for the year; and (iii) any undistributed taxable income from prior periods. This distribution requirement is in addition to, and different from, the distribution requirements discussed below.

  •
  If the Company acquires any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in the Company's hands is determined by reference to the basis of the asset in the hands of the C corporation, and the Company subsequently recognizes gain on the disposition of the asset during the 10-year period beginning on the date on which the Company acquired the asset, then the Company will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset, over (ii) the Company's adjusted basis in the asset, in each case determined as of the date on which the Company acquired the asset. The results described in this paragraph with respect to the recognition of gain will apply unless an election under Treasury regulation Section 1.337(d)-7(c) is made to cause the C corporation to recognize all of the gain inherent in the property at the time of acquisition of the asset.

  •
  The Company will generally be subject to tax on the portion of any excess inclusion income derived from an investment in residual interests in REMICs to the extent its stock is held by specified tax-exempt organizations not subject to tax on unrelated business taxable income.

  •
  The Company could be subject to a 100% excise tax if its dealings with any taxable REIT subsidiaries are not at arm's length.

  Requirements for Qualification as a REIT

        The Code defines a REIT as a corporation, trust or association:

  (i)
  that is managed by one or more trustees or directors;

  (ii)
  that issues transferable shares or transferable certificates to evidence beneficial ownership;

  (iii)
  that would be taxable as a domestic corporation but for Sections 856 through 859 of the Code;

  (iv)
  that is not a financial institution or an insurance company within the meaning of the Code;

  (v)
  that is beneficially owned by 100 or more persons;

  (vi)
  not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities), during the last half of each taxable year (the "5/50 Rule"); and

  (vii)
  that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions.

        The Code provides that all of the first four conditions stated above must be met during the entire taxable year and that the fifth condition must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. The fifth and sixth conditions do not apply until after the first taxable year for which an election is made to be taxed as a REIT.

        The Company's charter provides for restrictions regarding ownership and transfer of its stock. These restrictions are intended to assist the Company in satisfying the share ownership requirements described in the fifth and sixth conditions above. These restrictions, however, may not ensure that the Company will, in all cases, be able to satisfy the stock ownership rules. If the Company fails to satisfy any of these stock ownership rules, and no other relief provisions apply, its status as a REIT may terminate. If, however, the Company complied with the rules contained in the applicable Treasury regulations that require a REIT to determine the actual ownership of its stock and the Company does not know, or would not have known through the exercise of reasonable diligence, that the Company failed to meet the requirement of the 5/50 Rule, the Company would not be disqualified as a REIT.

        To monitor its compliance with the stock ownership tests, the Company is required to maintain records regarding the actual ownership of its shares of stock. To do so, the Company is required to demand written statements each year from the record holders of certain percentages of its shares of stock in which the record holders are to disclose the actual owners of the shares (i.e., the persons required to include the Company's dividends in gross income). A list of those persons failing or refusing to comply with this demand must be maintained as part of the Company's records. A record holder who fails or refuses to comply with the demand must submit a statement with his tax return disclosing the actual ownership of the shares of stock and certain other information.

        In addition, a corporation generally may not elect to become a REIT unless its taxable year is the calendar year. The Company's taxable year is the calendar year.

  Effect of Subsidiary Entities

        As of the date of this report, the Company does not own stock in another corporation. However, the Company may in the future own stock in another corporation, provided that such ownership is consistent with its qualification as a REIT. If the Company owns all of the outstanding stock of a corporation, such corporation will be treated as a "qualified REIT subsidiary" and will not be treated as a separate corporation from the Company. Additionally, all of such corporation's assets and liabilities as well as items of income, gain, loss, deduction and credit will be treated as the Company's assets, liabilities and items of income, gain, loss, deduction and credit for U.S. federal income tax purposes and for the REIT gross income and asset tests.

        The Company may make an election, together with a corporation the Company owns stock in, to treat such corporation as its "taxable REIT subsidiary." A taxable REIT subsidiary may earn income that would be nonqualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of all outstanding stock of a taxable REIT subsidiary. However, no more than 20% of a REIT's assets may consist of the securities of taxable REIT subsidiaries. Any dividends that a REIT receives from a taxable REIT subsidiary will generally be eligible to be taxed at the preferential rates applicable to qualified dividend income and, for purposes of REIT gross income tests, will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year (although the taxable REIT subsidiary may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). Additionally, if a taxable REIT subsidiary pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, an excise tax equal to 100% of such excess will be imposed.

        An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner, generally is not treated as an entity separate from its parent for U.S. federal income tax purposes. If the Company owns 100% of the interests of such an entity, the Company will be treated as owning its assets and receiving its income directly. An unincorporated domestic entity with two or more owners generally is treated as a partnership for U.S. federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its proportionate share of the gross income of the partnership, based on percentage capital interests, for the purposes of the applicable REIT qualification tests. Pursuant to the 2004 Act, commencing with the Company's taxable year beginning on January 1, 2005, solely for purposes of the 10% value test described below, the determination of a REIT's interest in partnership assets will be based on the REIT's proportionate interest in any securities issued by the partnership, excluding for these purposes, certain excluded securities as described in the Code. Thus, the Company's proportionate share of the assets, liabilities and items of income of any partnership, joint venture or limited liability company that is treated as a partnership for federal income tax purposes in which the Company acquires an interest directly or indirectly will be treated as the Company's assets and gross income for purposes of applying the various REIT qualification requirements.

  Income Tests

        The Company must satisfy two gross income requirements annually to maintain its qualification as a REIT. First, the Company must derive at least 75% of its gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, dividends or other distributions on, and gain from the sale of, stock in other REITs, gain from the disposition of "qualified real estate assets," i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, and income from certain types of temporary investments. Second, the Company must derive at least 95% of its gross income, excluding gross income from prohibited transactions, from the sources of income that satisfy the 75% gross income test described above, and dividends, interest and gain from the sale or disposition of stock or securities, including, through its taxable year ending December 31, 2004, some interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge debt incurred to acquire qualified real estate assets.

        For these purposes, interest earned by a REIT ordinarily does not include any interest if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. An amount will generally not be excluded from the term "interest," however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

        Any amount includible in the Company's gross income with respect to a regular or residual interest in a REMIC generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if the Company held such assets), the Company will be treated as receiving directly its proportionate share of the income of the REMIC. In addition, if the Company receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date the Company became committed to make or purchase the mortgage loan, a portion of the interest income, equal to (i) such highest principal amount minus such value, divided by (ii) such highest principal amount, generally will not be qualifying income for purposes of the 75% gross income test. Interest income received with respect to non-REMIC pay-through bonds and pass-through debt instruments, such as collateralized mortgage obligations or CMOs, however, generally will not be qualifying income for purposes of the 75% gross income test.

        The Company inevitably may have some gross income from various sources that will not be qualifying income for purposes of one or both of the gross income tests. However, the Company intends to maintain its qualification as a REIT by monitoring any such potential non-qualifying income.

        If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, the Company may nevertheless qualify as a REIT for such taxable year if the Company is entitled to relief under applicable provisions of the Code. Generally, the Company may be entitled to relief if:

  •
  its failure to meet these tests was due to reasonable cause and not due to willful neglect;

  •
  the Company attaches a schedule of the sources of its income to its federal income tax return; and

  •
  any incorrect information on the schedule was not due to fraud with intent to evade tax.

        Pursuant to the 2004 Act, commencing with the Company's taxable year beginning on January 1, 2005, in order to maintain its qualification as a REIT if the Company fails to satisfy the 75% or 95% gross income test, such failure must be due to reasonable cause and not due to willful neglect, and, following its identification of such failure for any taxable year, the Company must set forth a description of each item of its gross income that satisfies the REIT gross income tests in a schedule for the taxable year filed in accordance with regulations prescribed by the Treasury.

        If the Company is entitled to avail itself of the relief provisions, the Company will maintain its qualification as a REIT but will be subject to certain penalty taxes as described above. The Company may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, the Company will not qualify as a REIT. The Company may not always be able to maintain compliance with the gross income tests for REIT qualification despite periodically monitoring its income.

  Foreclosure Property

        Net income realized by the Company from foreclosure property would generally be subject to tax at the maximum U.S. federal corporate tax rate (currently at 35%). Foreclosure property means real property and related personal property that is acquired through foreclosure following a default on a lease of such property or indebtedness secured by such property and for which an election is made to treat the property as foreclosure property.

  Prohibited Transaction Income

        Any gain realized by the Company on the sale of any asset other than foreclosure property, held as inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business, will be prohibited transaction income and subject to a 100% excise tax. Prohibited transaction income may also adversely affect the Company's ability to satisfy the gross income test for qualification as a REIT. Whether an asset is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all facts and circumstances surrounding the particular transaction. While the Code provides a safe harbor which, if met, would not cause a sale of an asset to result in prohibited transaction income, the Company may not be able to meet the requirements of such safe harbor in all circumstances. Any sales of assets made through a taxable REIT subsidiary will not be subject to the prohibited transaction tax.

  Asset Tests

        At the close of each quarter of its taxable year, the Company must satisfy four tests relating to the nature and diversification of its assets. First, at least 75% of the value of its total assets must be represented by qualified real estate assets, cash, cash items and government securities. Second, not more than 25% of its total assets may be represented by securities, other than those securities included in the 75% asset test. Third, the value of the securities the Company owns in any taxable REIT subsidiaries, in the aggregate, may not exceed 20% of the value of its total assets. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of the Company's total assets, and the Company generally may not own more than 10% by vote or value of any one issuer's outstanding securities, in each case except with respect to securities of any qualified REIT subsidiaries or taxable REIT subsidiaries and in the case of the 10% value test except with respect to "straight debt" having specified characteristics and other excluded securities, as described in the Code, including, but not limited to, any loan to an individual or an estate, any obligation to pay rents from real property and any security issued by a REIT. In addition, (i) the Company's interest as a partner in a partnership is not considered a security for purposes of applying the 10% value test; (ii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership if at least 75% of the partnership's gross income is derived from sources that would qualify for the 75% gross income test, and (iii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership to the extent of the Company's interest as a partner in the partnership.

        Qualified real estate assets include interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consists of "real estate assets" (determined as if the Company held such assets), the Company will be treated as holding directly its proportionate share of the assets of such REMIC), and shares of other REITs. Non-REMIC CMOs, however, generally do not qualify as qualified real estate assets for this purpose.

        The Company believes that all or substantially all of the mortgage related securities that the Company owns are and will be qualifying assets for purposes of the 75% asset test. However, to the extent that the Company owns non-REMIC CMOs or other debt instruments secured by mortgage loans (rather than by real property) or debt securities issued by C corporations that are not secured by mortgages on real property, those securities may not be qualifying assets for purposes of the 75% asset test. The Company will monitor the status of its assets for purposes of the various asset tests and will seek to manage its portfolio to comply at all times with such tests.

        After initially meeting the asset tests at the close of any quarter, the Company will not lose its status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the Company fails to satisfy the asset tests because the Company acquires securities during a quarter, the Company can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. Pursuant to the 2004 Act, commencing with its taxable year beginning on January 1, 2005, if the Company fails to meet the 5% or 10% asset tests, after the 30 day cure period, the Company may dispose of sufficient assets (generally within six months after the last day of the quarter in which the Company's identification of the failure to satisfy these asset tests occurred) to cure such a violation that does not exceed a de minimis amount equal to the lesser of 1% of its assets at the end of the relevant quarter or $10,000,000. For violations of any of the REIT asset tests that are due to reasonable cause and that are larger than the de minimis amount described above, the 2004 Act permits the Company to avoid disqualification as a REIT, after the 30 day cure period, by taking steps including the disposition of sufficient assets to meet the asset test (generally within six months after the last day of the quarter in which the Company's identification of the failure to satisfy the REIT asset test occurred) and paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets; provided that the Company files a schedule for such quarter describing each asset that causes it to fail to satisfy the asset test in accordance with regulations prescribed by the Secretary.

  Annual Distribution Requirements

        To maintain its qualification as a REIT, the Company is required to distribute dividends, other than capital gain dividends, to its stockholders in an amount at least equal to the sum of: (i) 90% of its "REIT taxable income," and (ii) 90% of its after-tax net income, if any, from foreclosure property, less (iii) the excess of the sum of certain items of its non-cash income items over 5% of REIT taxable income. In general, the Company's "REIT taxable income" is ordinary income computed without regard to the dividends paid deduction and net capital gain.

        Only distributions that qualify for the "dividends paid deduction" available to REITs under the Code are counted in determining whether the distribution requirements are satisfied. The Company must make these distributions in the taxable year to which they relate, or in the following taxable year if they are declared before the Company timely files its tax return for that year, paid on or before the first regular dividend payment following the declaration and the Company elects on its tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. For these and other purposes, dividends declared by the Company in October, November or December of one taxable year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by the Company and received by the stockholder during such taxable year, provided that the dividend is actually paid by the Company by January 31 of the following taxable year.

        In addition, dividends distributed by the Company must not be preferential. If a dividend is preferential, it will not qualify for the dividends paid deduction. To avoid being preferential, every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated other than according to its dividend rights as a class.

        To the extent that the Company does not distribute all of its net capital gain, or the Company distributes at least 90%, but less than 100%, of its REIT taxable income, the Company will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates. Furthermore, if the Company fails to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following such year) at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements.

        Because the Company may deduct capital losses only to the extent of its capital gains, the Company may have taxable income that exceeds its economic income. In addition, the Company will recognize taxable income in advance of the related cash flow if any of its subordinated mortgage related securities are deemed to have original issue discount. The Company generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments. As a result of the foregoing, the Company may have less cash than is necessary to distribute all of its taxable income and thereby avoid corporate income tax and the excise tax imposed on certain undistributed income. In such a situation, the Company may need to borrow funds or issue additional common or preferred stock.

        Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirements for a year by paying "deficiency dividends" to its stockholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Although the Company may be able to avoid being taxed on amounts distributed as deficiency dividends, the Company will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

  Excess Inclusion Income

        If the Company acquires a residual interest in a REMIC, the Company may realize excess inclusion income. If the Company is deemed to have issued debt obligations having two or more maturities, the payments on which correspond to payments on mortgage loans owned by it, such arrangement will be treated as a taxable mortgage pool for federal income tax purposes. If all or a portion of the Company is treated as a taxable mortgage pool, its status as a REIT generally should not be impaired. However, a portion of the Company's REIT taxable income may be characterized as excess inclusion income and allocated to its stockholders, generally in a manner set forth under the applicable Treasury regulations. The Treasury Department has not yet issued regulations governing the tax treatment of stockholders of a REIT that owns an interest in a taxable mortgage pool. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of

(i) income tax allocable to the holder of a residual interest in a REMIC during such calendar quarter over (ii) the sum of amounts allocated to each day in the calendar quarter equal to its ratable portion of the product of (a) the adjusted issue price of the interest at the beginning of the quarter multiplied by (b) 120% of the long term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). The Company's excess inclusion income would be allocated among its stockholders. A stockholder's share of any excess inclusion income: could not be offset by net operating losses of a stockholder; would be subject to tax as unrelated business taxable income to a tax-exempt holder; would be subject to the application of the U.S. federal income tax withholding (without reduction pursuant to any otherwise applicable income tax treaty) with respect to amounts allocable to non-U.S. stockholders; and would be taxable (at the highest corporate tax rates) to the Company, rather than its stockholders, to the extent allocable to the Company's stock held by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations).

  Hedging Transactions

        From time to time the Company may enter into hedging transactions with respect to one or more of its assets or liabilities. The Company's hedging transactions could take a variety of forms, including interest rate cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. The Company may enter into other hedging transactions, including rate locks and guaranteed financial contracts. To the extent that the Company enters into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument to reduce its interest rate risk on indebtedness incurred to acquire or carry real estate assets, any payment under or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent the Company hedges with other types of financial instruments or for other purposes, any payment under or gain from such transactions would not be qualifying income for purposes of the 95% or 75% gross income tests. Pursuant to the 2004 Act, commencing with the Company's taxable year beginning on January 1, 2005, except to the extent provided by Treasury regulations, any income from a hedging transaction to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by the Company, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test, to the extent that the transaction hedges any indebtedness incurred or to be incurred by the Company to acquire or carry real estate assets. The Company will monitor the income generated by any such transactions in order to ensure that such gross income, together with any other nonqualifying income received by it, will not cause it to fail to satisfy the 95% or 75% gross income tests.

  Failure to Qualify as a REIT

        If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Internal Revenue Code do not apply, the Company will be required to pay taxes, including any applicable alternative minimum tax, on its taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to its stockholders in any year in which the Company fails to qualify as a REIT will not be deductible by it and the Company will not be required to distribute any amounts to its stockholders. As a result, the Company anticipates that its failure to qualify as a REIT would reduce the cash available for distribution to its stockholders. In addition, if the Company fails to qualify as a REIT, all distributions to its stockholders will be taxable as dividends from a C corporation to the extent of its current and accumulated earnings and profits, and United States stockholder distributions may be taxable at preferential rates on such dividends, and corporate distributees may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, the Company will also be disqualified from taxation as a REIT for the four taxable years following the year in which the Company loses its qualification. Pursuant to the 2004 Act, commencing with its taxable year beginning on January 1, 2005, specified cure provisions will be available to the Company in the event the Company violates a provision of the Code that would result in its failure to qualify as a REIT. Under the 2004 Act, the Company would be provided additional relief in the event that it violates a provision of the Internal Revenue Code that would result in its failure to qualify as a REIT (other than violations of the REIT gross income or asset tests, as described above, for which other specified cure provisions are available) if (i) the violation is due to reasonable cause, and (ii) the Company pays a penalty of $50,000 for each failure to satisfy the provision.

  State, Local and Foreign Taxation

        The Company may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which the Company transacts business or makes investments, and the Company's stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. The Company's state, local and foreign tax treatment may not conform to the U.S. federal income tax consequences summarized above.

  Possible Legislative or Other Action Affecting REITs

        The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could affect the tax consequences of an investment in the Company.

Custodian Bank

        The Company has engaged J.P. Morgan Chase & Co. to serve as its custodian bank. J.P. Morgan Chase & Co. is entitled to fees for its services.

Competition

        When the Company invests in mortgage related securities and other investment assets, it competes with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than the Company does. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

Website Access to the Company's Periodic SEC Reports

        The Internet address of the Company's corporate website is www.biminireit.com. The Company makes its periodic SEC reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by its directors, officers and 10% stockholders (on Forms 3, 4 and 5) available free of charge through its website as soon as reasonably practicable after they are filed electronically with the SEC. The Company may from time to time provide important disclosures to investors by posting them in the investor relations section of its website, as allowed by SEC rules.

        Materials the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an

Internet website at www.sec.gov that will contain the Company's reports, proxy and information statements, and other information regarding the Company that it will file electronically with the SEC.

Employees

        As of December 31, 2004, the Company had six full-time employees.

ITEM 2. Properties.

        The Company's principal offices are located at 3305 Flamingo Drive, Vero Beach, Florida 32963. The Company purchased these facilities on December 15, 2004 for a price of $1.8 million.

ITEM 3. Legal Proceedings.

        The Company is not a party to any legal proceedings.

ITEM 4. Submission of Matters to Vote of Security Holders.

        None.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        The Company's Class A Common Stock is listed on the NYSE under the symbol "BMM". On January 14, 2005, the last sales price of the Class A Common Stock on the New York Stock Exchange was $15.50 per share. The following table sets forth the high and low sale prices for the Company's Class A Common Stock as reported on the NYSE since the Company's initial listing on September 16, 2004.

	Class A Common Stock
2004
	High	Low
Third Quarter	$16.26	$14.50
Fourth Quarter	$16.30	$15.25

        As of December 31, 2004, the Company had 20,368,915 shares of Class A Common Stock issued and outstanding, which were held by 18 holders of record. The 18 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of over 300 beneficial owners of the Company's Class A Common Stock.

Distribution Policy

        The following table sets forth the cash distributions declared per share on the Company's Class A Common Stock in the first and second quarters of 2004, and its Class A and Class B Common Stock in the third and fourth quarters of 2004:

2004	Cash Distributions Declared Per Share
First Quarter	$0.39
Second Quarter	$0.52
Third Quarter	$0.52
Fourth Quarter	$0.54

        These are the only distributions that the Company has declared or paid since its commencement of operations. In order to maintain its qualification as a REIT under the Internal Revenue Code, the Company must make distributions to its stockholders each year in an amount at least equal to:

  •
  90% of its REIT taxable net income (computed without regard to the Company's deduction for dividends paid and its net capital gains);

  •
  plus 90% of the excess of net income from foreclosure property over the tax imposed on such income by the Internal Revenue Code;

  •
  minus any excess non-cash income that exceeds a percentage of its income.

        In general, the Company's distributions will be applied toward these requirements if paid in the taxable year to which they relate, or in the following taxable year if the distributions are declared before it timely files its tax return for that year, the distributions are paid on or before the first regular distribution payment following the declaration, and it elects on its tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. Distributions declared by the Company in October, November or December of one taxable year and payable to a stockholder of record on a specific date in such a month are treated as both paid by the Company and received by the stockholder during such taxable year, provided that the distribution is actually paid by the Company by January 31 of the following taxable year.

        The Company anticipates that distributions generally will be taxable as ordinary income to its stockholders, although a portion of such distributions may be designated by it as capital gain or may constitute a return of capital. The Company will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

        In the future, the Company's board of directors may elect to adopt a dividend reinvestment plan.

Use of Proceeds from Registered Securities

        In September 2004, the Company completed an initial public offering of 5,750,000 shares of Class A Common Stock, $0.001 par value at an offering price of $14.50 per share, including the exercise by the underwriters of their over-allotment option to purchase 750,000 shares of Class A Common Stock. The lead underwriter in this offering was Flagstone Securities, LLC. The Company's registration statement was declared effective by the Securities and Exchange Commission on September 16, 2004 (Registration No. 333-113715). The Company received aggregate gross offering proceeds of $83.4 million from this transaction and paid aggregate underwriting commissions of $5.8 million. Aggregate other offering costs totaled approximately $1.6 million. Net offering proceeds after deducting underwriting commissions and other offering costs were $75.9 million. At December 31, 2004, all of the net offering proceeds had been used to purchase mortgage-backed securities.

        In December 2004, the Company completed a secondary public offering of 4,600,000 shares of Class A Common Stock, $0.001 par value at an offering price of $15.50 per share, including the exercise by the underwriters of their over-allotment option to purchase 600,000 shares of Class A Common Stock. The lead underwriter in this offering was Flagstone Securities, LLC. The Company's registration statement was declared effective by the Securities and Exchange Commission on December 15, 2004 (Registration No. 333-120603). The Company received aggregate gross offering proceeds of $71.3 million from this transaction and paid aggregate underwriting commissions of $4.3 million. Aggregate other offering costs totaled approximately $0.3 million. Net offering proceeds after deducting underwriting commissions and other offering costs were $66.7 million. At December 31, 2004, approximately 65% of the net offering proceeds had been used to purchase mortgage-backed securities.

ITEM 6. Selected Financial Data.

SELECTED FINANCIAL DATA

        The following selected financial data is derived from our audited financial statements. The selected financial data should be read in conjunction with the more detailed information contained in our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year ended December 31, 2004	September 24, 2003 (inception) through December 31, 2003
Statements of Operations Data:
Revenues:
Interest income	$49,633,548	$71,480
Interest expense	(22,157,947)	(20,086)

Net interest income	27,475,601	51,394

Gains on sales of mortgage-backed securities	750,936	—
Losses on sales of mortgage-backed securities	(655,389)	—

Net gain on sales of mortgage-backed securities	95,547	—

Expenses:
Trading costs, commissions and other	1,037,625	15,583
Other direct costs	170,250	29,899
Compensation and related benefits	2,497,600	35,964
Directors' fees and other public company costs	350,649	—
Start-up and organization costs	—	111,092
Occupancy costs	62,232	13,675
Audit, legal and other professional fees	329,514	85,340
Other administrative expenses	266,368	27,008

Total expenses	4,714,238	318,561

Net income (loss)	$22,856,910	$(267,167)
Basic and diluted income (loss) per Class A common share	$1.97	$(0.54)
Weighted average number of Class A common shares outstanding, used in computing per share amounts:
Basic and diluted	11,452,258	497,859
Basic and diluted income per Class B common share	$2.05	$—
Weighted average number of Class B common shares outstanding, used in computing per share amounts:
Basic and diluted	159,694	—
Dividends declared per Class A common share	$1.97	$—
Dividends declared per Class B common share	$1.06	$—
	December 31, 2004	December 31, 2003
Balance Sheet Data:
Mortgage-backed securities, at fair value	$72,074,338	$27,750,602
Mortgage-backed securities pledged as collateral, at fair value	2,901,158,559	197,990,559
Total mortgage-backed securities, at fair value	2,973,232,897	225,741,161
Total assets	3,128,417,731	245,285,676
Repurchase agreements	2,771,162,957	188,841,000
Total liabilities	2,845,455,404	188,970,485
Total stockholders' equity	$282,962,327	$56,315,191
Class A common shares issued and outstanding	20,368,915	4,012,102
Book value per share of Class A Common Stock	$13.89	$14.04

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Introduction and Overview

        We were formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). We earn returns on the spread between the yield on our assets and our costs, including the interest expense on the funds we borrow. We intend to borrow between eight and 12 times the amount of equity capital to attempt to enhance our returns to stockholders. We are self-managed and self-advised. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our taxable year ended December 31, 2003. As a REIT, we generally are not subject to federal income tax on the REIT taxable income that we distribute to our stockholders. In evaluating our assets and their performance, our management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment.

Financial Condition

        All of our assets at December 31, 2004 were acquired with the proceeds of our private placements and public offerings and use of leverage. We received net proceeds after offering costs of approximately $141.7 million in our private placements, which closed on December 19, 2003, January 30, 2004 and February 17, 2004. We received net proceeds of approximately $66.1 million in our initial public offering, which closed on September 21, 2004. On September 24, 2004 we received an additional $9.8 million of net proceeds pursuant to the underwriters' exercise of their over-allotment option. We received net proceeds of approximately $66.7 million in a secondary public offering of our Class A Common Stock which closed on December 21, 2004.

Mortgage Related Securities

        At December 31, 2004, we held $3.0 billion of mortgage related securities at fair value. Our portfolio of mortgage related securities will typically be comprised of fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we plan to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move.

        For the twelve months ended December 31, 2004, we had interest income of $49.6 million and interest expense of $22.2 million. As of December 31, 2004, we had a weighted average yield on assets of 3.44% and a net weighted average borrowing cost of 2.28%. Prepayments on the loans underlying our mortgage related securities can alter the timing of the cash flows from the underlying loans to the company. As a result, we gauge the interest rate sensitivity of our assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate mortgage backed securities in our portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of our portfolio will change as interest rates rise or fall. See "Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value."

        The following tables summarize our mortgage related securities as of December 31, 2004:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate Mortgage-Backed Securities	$1,403,381,666	47.2%	3.8%	347	2042	4	10.8%	1.4%
Fixed-Rate Mortgage-Backed Securities	749,789,412	25.2	6.9	293	2034	n/a	n/a	n/a
CMO Floaters	250,438,730	8.4	2.9	326	2034	1	7.9	n/a
Hybrid Adjustable-Rate Mortgage-Backed Securities	500,927,382	16.9	4.6	351	2034	29	10.3	1.2
Balloon Maturity Mortgage-Backed Securities	68,695,707	2.3	4.1	60	2011	n/a	n/a	n/a

Total Portfolio	$2,973,232,897	100.0%	4.7%	325	2042	—	—	—

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$1,879,519,970	63.2%
Freddie Mac	541,786,470	18.2
Ginnie Mae	551,926,457	18.6

Total Portfolio	$2,973,232,897	100.0%

Entire Portfolio
Effective Duration (1)	0.84
Weighted Average Purchase Price	103.4% of par value
Weighted Average Current Price	103.4% of par value

(1)
Effective duration of 0.84 indicates that an interest rate increase of 1% would be expected to cause a 0.84% decline in the value of the securities in our portfolio.

        As of December 31, 2004, approximately 50.45% of our portfolio of 15 year fixed-rate coupon mortgage securities, and 31.62% of our 30 year fixed-rate coupon mortgage securities, contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, we believe borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

        We had approximately $128.9 million of cash and cash equivalents as of December 31, 2004.

Liabilities

        We have entered into repurchase agreements to finance acquisitions of mortgage related securities. None of the counterparties to these agreements are affiliates of us. These agreements are secured by our mortgage related securities and bear interest rates that have historically moved in close relationship to LIBOR. As of December 31, 2004 we had 17 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 12 of these agreements.

        At December 31, 2004, we had approximately $2.8 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 2.28%, $797.7 million of which matures between two and 30 days, $968.4 million of which matures between 31 and 90 days, and $1,005.1 million of which matures in more than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At December 31, 2004, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $2,901.2 million and a weighted average maturity of 325 months.

        At December 31, 2004, our repurchase agreements had the following counterparties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
UBS Investment Bank, LLC	$512,697	$29,005	64	18.5%
Nomura Securities International, Inc.	463,901	26,083	99	16.7
Bank of America Securities, LLC	309,270	18,079	66	11.2
Deutsche Bank Securities, Inc.	308,645	16,246	227	11.1
Lehman Brothers	257,191	8,793	81	9.3
Bear Stearns & Co. Inc.	255,229	14,068	127	9.2
Countrywide Securities Corp	178,574	8,447	43	6.4
Morgan Stanley	119,659	352	65	4.3
Daiwa Securities America Inc	114,436	5,287	67	4.2
Goldman Sachs	107,822	1,706	37	3.9
Merrill Lynch	83,561	2,268	172	3.0
JP Morgan Securities	60,178	3,152	37	2.2

Total	$2,771,163	$133,486		100.0%

(1)
Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Results of Operations

  Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

        Because our asset base grew substantially during the year and we had limited operations in 2003, our results are not comparable to any previous period of operations.

        Our net interest income for the year ending December 31, 2004 was $27.5 million and our expenses were $4.7 million, net of $0.1 million of realized gains, resulting in net income of $22.9 million or $1.97 per diluted Class A Common Share. Because we raised and invested substantial capital at several points this year, our operating results may not reflect results consistent with an investment of our current level of capital for longer periods.

        Our company was organized on September 24, 2003 and we began substantive operations in late December 2003, after the initial closing of our private placement of Class A Common Stock. We leveraged the proceeds from the private placement with short-term borrowings under repurchase agreements to invest in a portfolio of mortgage related securities. Because of the timing of our initial investment of portfolio assets (investment activities began on December 22, 2003, and the first security purchase settled on December 26, 2003), interest income for the period from September 24, 2003 through December 31, 2003 was substantially lower than would be expected for a typical full period, both in an absolute sense and also relative to the average net invested assets for the period.

        Other operating expenses were high in proportion to gross interest income and expense and to net interest income for the period from September 24, 2003 through December 31, 2003, as compared to expectations for full periods of operations, because we did not complete our first security purchase until December 26, 2003. To varying degrees, and for the same reason, operating expenses were disproportionate to net interest income compared to a normal full period's results.

        General and administrative expenses during the year ended December 31, 2004 were in line with expectations and were approximately 18 basis points of average assets on a quarterly basis. Operating expenses, which incorporate trading costs, commissions and other direct costs, were also in line with expectations and averaged approximately four basis points of average assets on a quarterly basis.

        During the third quarter of 2004, we sold a portion of the mortgage related securities in our portfolio, primarily floating-rate collateralized mortgage obligations, for proceeds of $360.1 million. In connection with these sales, we recorded net realized gains of approximately $0.1 million. We purchased $224.0 million of additional securities, primarily adjustable-rate mortgage related securities and hybrid adjustable-rate mortgage related securities and used the remaining $136.1 million to reduce repurchase agreement liabilities.

        We did not sell any mortgage related securities during the period from September 24, 2003 through December 31, 2003. Although we generally intend to hold our investment securities to maturity, we may determine at some time before they mature that it is in our interest to sell them and purchase securities with other characteristics. In that event, our earnings will be affected by realized gains or losses.

Liquidity and Capital Resources

        Our primary source of funds as of December 31, 2004 consisted of repurchase agreements totaling $2.8 billion, with a net weighted average borrowing cost of 2.28%. We expect to continue to borrow funds in the form of repurchase agreements. At December 31, 2004, we had master repurchase agreements in place with 17 counterparties and had outstanding balances under 12 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of December 31, 2004, all of our existing repurchase agreements matured in less than one year. Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our lenders to initiate margin calls.

        In December 2004, the Company entered into contracts and paid commitment fees to three lenders providing for an aggregate of $900 million in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. The Company has no obligation to utilize these repurchase lines.

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

Future REIT Taxable Income Distributions

        In order to maintain our qualification as a REIT, we are required (among other provisions) to distribute dividends to our stockholders in an amount at least equal to 90% of our "REIT taxable income." "REIT taxable income" is a term that describes our operating results following taxation rules and regulations governed by various provisions of the Internal Revenue Code. REIT taxable income is computed differently from our net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), which is reported in our audited financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several years. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year is not a deduction for REIT taxable income until a later year. The Company's most significant items and transactions currently being accounted for differently include restricted stock awards and depreciation of property and equipment.

        For the year 2004, the Company's REIT taxable income is $816,602 greater than the Company's GAAP net income, and the Company therefore has declared and paid REIT distributions (dividends) based on this higher amount. The most significant portion of this amount, $745,756, is attributable to the phantom stock awards, and the future deduction of this amount against REIT taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the GAAP net income deduction already taken by the Company).

        Depending on the actual size of these timing or temporary differences, some of which are not entirely in the Company's control (including the impact of the restricted stock awards discussed above), future REIT distributions (dividends) may be substantially greater than or less than the Company's GAAP net income in any future fiscal reporting quarter or year. Since inception through December 31, 2004, the Company's REIT taxable income, as reported on its tax returns, is $913,660 greater than the Company's GAAP net income as reported on its audited financial statements.

Contractual Obligations and Commitments

        The following table provides information with respect to our contractual obligations at December 31, 2004.

	Payment due by period
Contractual Obligations	Total	Less than 1 year
Repurchase Agreements	$2,771,162,957	$2,771,162,957

Total	$2,771,162,957	$2,771,162,957

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

        The decline in fair value of investments held in our portfolio at December 31, 2004 is not considered to be other than temporary. Accordingly the write down to fair value is recorded in other comprehensive loss as an unrealized loss (see Note 2 to the financial statements). The factors considered in making this determination included the expected cash flow from the investment, the general quality of the mortgage related security owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as the Company's ability and intention to hold such securities owned.

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

        We earned $27.5 million of net interest income for the year ended December 31, 2004, and $0.05 million of net interest income for the initial short period ended December 31, 2003. As measured against invested assets during each period, these net interest earnings represented an annualized net yield of approximately 1.7% for the year ended December 31, 2004 and 2.0% for the short period ended December 31, 2003. These earnings are not representative of what can be expected for future periods, as we only began to acquire investments in late December 2003, and the funds received during the year ended December 2004 from our private placements and public offerings were not fully invested for the entire twelve-month period.

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

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk.

        The Company believes the primary risk inherent in its investments is the effect of movements in interest rates. This arises because the changes in interest rates on the Company's borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. The Company therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. The Company seeks to minimize differences between the interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage-backed securities and those of its related borrowings.

        The Company's interest rate risk management program encompasses a number of procedures, including the following:

  •
  monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings;

  •
  attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. The Company attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At December 31, 2004, the weighted average months to reset of the Company's adjustable-rate mortgage-backed securities was 4.0 months and the weighted average reset on the corresponding repurchase agreements was 2.5 months; and

  •
  actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. The Company's liabilities under its repurchase agreements are all LIBOR-based, and the Company, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of December 31, 2004, over 29% of its adjustable-rate mortgage-backed securities were LIBOR-based.

        As a result, the Company expects to be able to adjust the average maturities and reset periods of its borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, the Company attempts to reduce the risk of differences between interest rate adjustment periods of its adjustable-rate mortgage-backed securities and those of its related borrowings.

        Because the Company attempts to match its assets and liabilities from an interest rate perspective and hold its assets to maturity, it expects to have limited exposure to changes in interest rates. However, the Company will be exposed to changes in interest rates either (i) upon refinancing borrowings that expire before the related assets are repaid or (ii) upon reinvesting (and refinancing) proceeds following the maturity of current investments, if interest rates were to rise substantially.

        As a further means of protecting its portfolio against the effects of major interest rate changes the Company may employ a limited hedging strategy under which it purchases interest rate cap contracts (under which it would generally be entitled to payment if interest rate indices exceed the agreed rates).

Interest Rate Risk

        The Company is subject to interest rate risk in connection with its investments in mortgage related securities and its related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

Effect on Net Interest Income

        The Company funds its investments in long-term fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid adjustable-rate mortgage-backed securities tend to increase while the income earned on such fixed-rate mortgage-backed securities and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into interest rate cap contracts or forward funding agreements seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company's fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage related securities will be longer or shorter, which would reduce the effectiveness of any hedging techniques the Company may utilize and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The Company's hedging activity will also be limited by the asset and sources-of-income requirements applicable to it as a REIT.

Extension Risk

        The Company invests in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of December 31, 2004, approximately 16.9% of the Company's investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. The Company computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market's assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, the Company may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of the Compnay's fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

        The Company also invests in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security's interest yield may change during any given period. However, the Company's borrowing costs pursuant to its repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on the Company's borrowings could increase without limitation by caps, while the interest-rate yields on the Company's adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent the Company acquires adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company's receipt of less cash income on its adjustable-rate and hybrid adjustable-rate mortgage-backed securities than it needs in order to pay the interest cost on its related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

        The Company intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage related securities it is financing. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage related securities and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company's cost of funds would likely rise or fall more quickly than would its earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company's financial condition, cash flows and results of operations.

Prepayment Risk

        Prepayment rates for existing mortgage related securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage related securities could harm the Company's results of operations in several ways. Some adjustable-rate mortgages underlying the Company's adjustable-rate mortgage-backed securities may bear initial "teaser" interest rates that are lower than their "fully-indexed" rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. The Company currently owns mortgage related securities that were purchased at a premium. The prepayment of such mortgage related securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new mortgage related securities to replace the prepaid mortgage related securities, its financial condition, cash flow and results of operations could be harmed.

Effect on Fair Value

        Another component of interest rate risk is the effect changes in interest rates will have on the market value of the Company's assets. The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.

        The Company primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. The Company generally calculates duration using various financial models and empirical data, and different models and methodologies can produce different duration numbers for the same securities.

        The following sensitivity analysis table shows the estimated impact on the fair value of the Company's interest rate-sensitive investments at December 31, 2004, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $1,403,381,666)
Change in fair value	$5,473,188	$(5,473,188)	$(27,141,401)
Change as a percent of fair value	0.39%	(0.39)%	(1.93)%
Fixed-Rate Mortgage-Backed Securities (Fair Value $749,789,412)
Change in fair value	$11,771,694	$(11,771,694)	$(47,476,666)
Change as a percent of fair value	1.57%	(1.57)%	(6.33)%
CMO Floaters
(Fair Value $250,438,730)
Change in fair value	$1,227,150	$(1,227,150)	$788,882
Change as a percent of fair value	0.49%	(0.49)%	0.32%
Hybrid Adjustable-Rate Mortgage-Backed Securities (Fair Value $500,927,382)
Change in fair value	$4,708,717	$(4,708,717)	$(21,084,034)
Change as a percent of fair value	0.94%	(0.94)%	(4.21)%
Balloon Maturity Mortgage-Backed Securities
(Fair Value $68,695,707)
Change in fair value	$1,538,784	$(1,538,784)	$(3,704,073)
Change as a percent of fair value	2.24%	(2.24)%	(5.39)%
Cash
(Fair Value $128,942,436)
Portfolio Total
(Fair Value $2,973,232,897)
Change in fair value	$24,719,533	$(24,719,533)	$(98,617,292)
Change as a percent of fair value	0.83%	(0.83)%	(3.32)%

        The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $1,403,381,666)
Change in fair value	$2,034,903	$(10,174,517)	$(27,141,401)
Change as a percent of fair value	0.14%	(0.72)%	(1.93)%
Fixed-Rate Mortgage-Backed Securities (Fair Value $749,789,412)
Change in fair value	$5,413,480	$(18,819,714)	$(47,476,666)
Change as a percent of fair value	0.72%	(2.51)%	(6.33)%
CMO Floaters
(Fair Value $250,438,730)
Change in fair value	$(641,123)	$996,746	$788,882
Change as a percent of fair value	(0.26)%	0.40%	0.32%
Hybrid Adjustable-Rate Mortgage-Backed Securities (Fair Value $500,927,382)
Change in fair value	$1,477,736	$(8,355,469)	$(21,084,034)
Change as a percent of fair value	0.30%	(1.67)%	(4.21)%
Balloon Maturity Mortgage-Backed Securities
(Fair Value $68,695,707)
Change in fair value	$1,079,210	$(1,777,158)	$(3,704,073)
Change as a percent of fair value	1.57%	(2.59)%	(5.39)%
Cash
(Fair Value $128,942,436)
Portfolio Total
(Fair Value $2,973,232,897)
Change in fair value	$9,364,206	$(38,130,112)	$(98,617,292)
Change as a percent of fair value	0.31%	(1.28)%	(3.32)%

        In addition to changes in interest rates, other factors impact the fair value of the Company's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of the Company's assets would likely differ from that shown above, and such difference might be material and adverse to the Company's stockholders.

        The Company's liabilities, consisting primarily of repurchase agreements, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, the Company could be required to post additional collateral in order to maintain the repurchase agreement position. The Company maintains a substantial cash position, as well as unpledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, the Company's collateral as of December 31, 2004 would decline in value by approximately $98.6 million. Its cash and unpledged assets are currently sufficient to cover such shortfall. There can be no assurance, however, that the Company will always have sufficient cash or unpledged assets to cover shortfalls in all situations.

ITEM 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Bimini Mortgage Management, Inc.

        We have audited the accompanying balance sheets of Bimini Mortgage Management, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004 and for the period from September 24, 2003 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bimini Mortgage Management, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and for the period from September 24, 2003 (date of inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP Certified Public Accountants

Miami, Florida
January 26, 2005

BIMINI MORTGAGE MANAGEMENT, INC.
BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
MORTGAGE-BACKED SECURITIES:
Available for sale, pledged to counterparties, at fair value	$2,901,158,559	$197,990,559
Available for sale, at fair value	72,074,338	27,750,602

TOTAL MORTGAGE-BACKED SECURITIES	2,973,232,897	225,741,161
CASH AND CASH EQUIVALENTS	128,942,436	18,404,130
RESTRICTED CASH	8,662,000	—
PRINCIPAL PAYMENTS RECEIVABLE	3,419,199	—
PURCHASED INTEREST RECEIVABLE	—	958,569
ACCRUED INTEREST RECEIVABLE	11,377,807	71,480
PROPERTY AND EQUIPMENT, net	2,050,923	89,088
PREPAID AND OTHER ASSETS	732,469	21,248

	$3,128,417,731	$245,285,676

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements	$2,771,162,957	$188,841,000
Accrued interest payable	7,980,829	20,086
Unsettled security purchases	65,765,630	—
Compensation and related benefits payable	87,323	—
Accounts payable, accrued expenses and other	458,665	109,399

TOTAL LIABILITIES	2,845,455,404	188,970,485

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock, $0.001 par value; 98,000,000 shares designated; issued and outstanding, 20,368,915 shares at December 31, 2004 and 4,012,102 shares at December 31, 2003	20,369	4,012
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Additional paid-in capital	285,174,651	56,597,117
Accumulated other comprehensive loss	(1,155,771)	(19,409)
Accumulated deficit	(1,077,560)	(267,167)

STOCKHOLDERS' EQUITY, net	282,962,327	56,315,191

	$3,128,417,731	$245,285,676

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31, 2004	September 24, 2003 (inception) through December 31, 2003
Interest income, net of amortization of premium and discount	$49,633,548	$71,480
Interest expense	(22,157,947)	(20,086)

NET INTEREST INCOME	27,475,601	51,394

Gains on sales of mortgage-backed securities	750,936	—
Losses on sales of mortgage-backed securities	(655,389)	—

NET GAIN ON SALES OF MORTGAGE-BACKED SECURITIES	95,547	—

DIRECT OPERATING EXPENSES:
Trading costs, commissions, and other trading expenses	1,037,625	15,583
Other direct costs	170,250	29,899

TOTAL DIRECT OPERATING EXPENSES	1,207,875	45,482

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	2,497,600	35,964
Directors' fees	174,386	—
Directors' liability insurance	176,263	—
Occupancy costs	62,232	13,675
Audit, legal and other professional fees	329,514	85,340
Start up and organization costs	—	111,092
Other administrative expenses	266,368	27,008

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,506,363	273,079

NET INCOME (LOSS)	$22,856,910	$(267,167)

BASIC AND DILUTED INCOME (LOSS) PER CLASS A COMMON SHARE	$1.97	$(0.54)

BASIC AND DILUTED INCOME PER CLASS B COMMON SHARE	$2.05	$—

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	11,452,258	497,859

WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:
BASIC AND DILUTED	159,694	—

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$1.97	$—

CLASS B COMMON SHARE	$1.06	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

	Common stock, Amounts at par value
					Accumulated Other Comprehensive Loss
				Additional Paid-in Capital		Accumulated Deficit
	Class A	Class B	Class C				Total
Initial capitalization as of September 24, 2003, sale of Class B common shares	$—	$319	$—	$1,181	$—	$—	$1,500
Sale of Class A common shares	7	—	—	28	—	—	35
Sale of Class C common shares	—	—	319	1,181	—	—	1,500
Issuance of Class A shares pursuant to a private offering	4,005	—	—	56,594,727	—	—	56,598,732
Net loss	—	—	—	—	—	(267,167)	(267,167)
Unrealized loss on available for sale securities, net	—	—	—	—	(19,409)	—	(19,409)

Comprehensive loss	—	—	—	—	—	—	(286,576)

Balances, December 31, 2003	4,012	319	319	56,597,117	(19,409)	(267,167)	56,315,191

Issuance of Class A common shares as board compensation	12	—	—	174,374	—	—	174,386
Sale of Class A common shares in January 2004	5,837	—	—	82,858,509	—	—	82,864,346
Sale of Class A common shares in February 2004	158	—	—	2,248,313	—	—	2,248,471
Cash dividends declared, March 2004	—	—	—	—	—	(3,903,569)	(3,903,569)
Cash dividends declared, June 2004	—	—	—	—	—	(5,369,410)	(5,369,410)
Sale of Class A common shares in September 2004	5,750	—	—	75,875,807	—	—	75,881,557
Cash dividends declared, September 2004						(5,537,295)	(5,537,295)
Amortization of equity plan compensation				745,756			745,756
Reclassify net unrealized gain on security sales					(95,547)		(95,547)
Sale of Class A common shares in December 2004	4,600	—	—	66,674,775	—	—	66,679,375
Cash dividends declared, December 2004						(8,857,029)	(8,857,029)
Net income						22,856,910	22,856,910
Unrealized loss on available for sale securities, net					(1,040,815)		(1,040,815)

Comprehensive income							21,816,095

Balances, December 31, 2004	$20,369	$319	$319	$285,174,651	$(1,155,771)	$(1,077,560)	$282,962,327

BIMINI MORTGAGE MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2004	September 24, 2003 (inception) through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,856,910	$(267,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium and discount	21,391,807	—
Stock compensation and depreciation	947,028	6,661
Gain on sale of mortgage-backed securities	(95,547)	—
Changes in certain assets and liabilities:
Accrued interest receivable	(11,306,327)	(71,480)
Prepaids and other assets	(711,221)	(21,248)
Accrued interest payable	7,960,743	20,086
Accounts payable, accrued expenses and other	436,589	109,399

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	41,479,982	(223,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(3,409,261,768)	(226,719,139)
Sales	360,124,493	—
Principal repayments	342,517,917	—
Purchases of property and equipment	(1,988,721)	(94,540)

NET CASH USED IN INVESTING ACTIVITIES	(2,708,608,079)	(226,813,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(8,662,000)	—
Net borrowings under repurchase agreements	2,582,321,957	188,841,000
Proceeds from sales of common stock, net of costs of issuance	227,673,749	56,600,558
Cash dividends paid	(23,667,303)	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,777,666,403	245,441,558

NET CHANGE IN CASH AND CASH EQUIVALENTS	110,538,306	18,404,130
CASH AND CASH EQUIVALENTS, Beginning of the period	18,404,130	—

CASH AND CASH EQUIVALENTS, End of the period	$128,942,436	$18,404,130

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,197,204	$—

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled security purchases	$65,765,630	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

        On September 21, 2004, the Company issued a total of 5,000,000 shares of Class A Common Stock in an initial public offering and on September 24, 2004, issued 750,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters, and received proceeds of $75,881,557, which is net of underwriters fees and expenses totaling $7,481,136.

        On December 16, 2004, the Company issued a total of 4,000,000 shares of Class A Common Stock in a secondary public offering and on December 17, 2004, issued 600,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters, and received proceeds of $66,679,375 which is net of underwriters fees and expenses totaling $4,620,625.

Basis of Presentation and Use of Estimates

        The accompanying financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities and the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities.

Securities and Interest Income Recognition

        The Company invests primarily in residential mortgage related securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

        In accordance with GAAP, the Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although the Company intends to hold its mortgage-backed securities until maturity, it may, from time to time, sell any of its mortgage-backed securities as part of the overall management of the business. The Company currently classifies all of its securities as available-for-sale, and assets so classified are carried on the balance sheet at fair value, and unrealized gains or losses arising from changes in market values are reported as other comprehensive income or loss as a component of stockholders' equity. Other than temporary impairment losses, if any, are reported in earnings.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at December 31, 2004 and 2003.

        Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counter-parties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Credit Risk

        At December 31, 2004, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan originator, geographic and other types of concentrations. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

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

Property and Equipment, net

        Property and equipment, net, consisting primarily of computer equipment, office furniture, land and building, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from five years for computer equipment to thirty years for the building. Property and equipment at December 31, 2004 and 2003 is net of accumulated depreciation of $32,338 and $5,452, respectively. Depreciation expense for the year ended December 31, 2004 was $26,886. Depreciation expense for the period from September 24, 2003 (date of inception) through December 31, 2003 was $5,452.

Repurchase Agreements

        The Company finances the acquisition of its mortgage-backed securities ("MBS") through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of December 31, 2004 and 2003, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

        Original terms to maturity of the Company's repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender. At December 31, 2004, the Company had amounts outstanding under repurchase agreements with twelve separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of $29,004,728. At December 31, 2003, the Company had amounts outstanding under repurchase agreements with three separate lenders with a maximum net exposure to any single lender of approximately $3,750,000.

        In December 2004, the Company entered into contracts and paid commitment fees to three lenders providing for an aggregate of $900 million in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. The Company has no obligation to utilize these repurchase lines.

        At December 31, 2004, the Company's repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
UBS Investment Bank, LLC	$512,697	$29,005	64	18.5%
Nomura Securities International, Inc.	463,901	26,083	99	16.7
Bank of America Securities, LLC	309,270	18,079	66	11.2
Deutsche Bank Securities, Inc.	308,645	16,246	227	11.1
Lehman Brothers	257,191	8,793	81	9.3
Bear Stearns & Co. Inc.	255,229	14,068	127	9.2
Countrywide Securities Corp	178,574	8,447	43	6.4
Morgan Stanley	119,659	352	65	4.3
Daiwa Securities America Inc	114,436	5,287	67	4.2
Goldman Sachs	107,822	1,706	37	3.9
Merrill Lynch	83,561	2,268	172	3.0
JP Morgan Securities	60,178	3,152	37	2.2

Total	$2,771,163	$133,486		100.0%

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

Stock-Based Compensation

        Stock-based compensation is accounted for using the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company's stock-based compensation transactions resulted in an aggregate of $920,142 compensation expense for the year ended December 31, 2004, and $1,209 of compensation expense for the period from September 24, 2003 (date of inception) to December 31, 2003.

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

        The table below reconciles the numerators and denominators of the basic and diluted EPS.

	Year ended December 31, 2004	From September 24, 2003 (inception) through December 31, 2003
Basic and diluted EPS per Class A common share:
Numerator: net income allocated to the Class A common shares	$22,529,855	$(267,167)
Denominator—basic and diluted:
Class A common shares outstanding at the balance sheet date	20,368,915	4,012,102
Phantom shares issued as of December 31, 2004	313,600	—
Effect of weighting	(9,230,257)	(3,514,243)
Weighted average shares—basic and diluted	11,452,258	497,859
Basic and diluted EPS per Class A common share	$1.97	$(0.54)
Basic and diluted EPS per Class B common share:
Numerator: net income allocated to the Class B common shares	$327,055	$—
Denominator—basic and diluted:
Class B common shares outstanding at the balance sheet date	319,388	319,388
Effect of weighting (based on the date the Class B shares participate in dividends)	(159,694)	(319,388)
Weighted average shares—basic and diluted	159,694	—
Basic and diluted EPS per Class B common share	$2.05	$—

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

Income Taxes

        The Company has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. Provided the Company qualifies as a REIT, the Company will routinely distribute substantially all of its taxable income generated from operations to its stockholders. The Company will generally not be subject to Federal income tax to the extent that it distributes its net income to the stockholders, and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

        The deferred tax asset generated by the net operating loss for the period from September 24, 2003 (date of inception) to December 31, 2003 has been offset by a full valuation allowance, as management believes, pursuant to the REIT status of the Company, that it is not likely that the loss will be utilized in the future to offset taxes payable. There is no tax provision included for the year ended December 31, 2004, as the Company has satisfied the REIT taxation requirements for 2004.

Recent Accounting Pronouncements

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

        In March 2004, the EITF reached final consensuses on EITF 03-6 which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. In addition, the consensuses in EITF 03-6 nullifies the guidance in EITF Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," and requires the use of the two-class method to compute basic EPS by companies with participating convertible securities. The Company has followed the guidance in EITF 03-6 in its EPS calculations.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company does not anticipate that SFAS No. 123(R) will have an impact on the Company, as the Company already uses the fair value method of accounting for all of its share-based payments.

NOTE 2. SECURITIES

        At December 31, 2004 and 2003, all of the Company's securities were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

        The following are the carrying values of the Company's securities at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
Floating Rate CMO's	$250,438,730	$56,887,052
Hybrid Arms and Balloons	569,623,089	65,218,850
Adjustable Rate Mortgages	1,403,381,666	20,024,916
Fixed Rate Mortgages	749,789,412	83,610,343

	$2,973,232,897	$225,741,161

        The following table presents the components of the carrying value of the Company's MBS portfolio at December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003
Principal balance	$2,876,568,150	$220,674,223
Unamortized premium	98,202,287	5,120,342
Unaccreted discount	(381,769)	(33,995)
Gross unrealized gains	7,824,313	97,935
Gross unrealized losses	(8,980,084)	(117,344)

Carrying value/estimated fair value	$2,973,232,897	$225,741,161

        The following table presents for the Company's investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2004:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Floating Rate CMO's	$—	$—	$—	$—	$—	$—
Hybrid Arms and Balloons	334,918,233	(1,974,605)	31,954,324	(75,968)	366,872,557	(2,050,573)
Adjustable Rate Mortgages	479,284,021	(2,930,772)	9,374,573	(21,845)	488,658,594	(2,952,617)
Fixed Rate Mortgages	519,546,019	(3,950,372)	11,260,668	(26,522)	530,806,687	(3,976,894)

	$1,333,748,273	$(8,855,749)	$52,589,565	$(124,335)	$1,386,337,838	$(8,980,084)

        All of the Company's investments have contractual maturities greater than two years. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of the Company's MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

        The decline in fair value of investments is not considered to be other than temporary. Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss. The factors considered in making this determination included: the expected cash flow from the investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as the Company's ability and intention to hold such securities owned.

NOTE 3. REPURCHASE AGREEMENTS

        The Company has entered into repurchase agreements to finance most of its security purchases. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offered Rate). At December 31, 2004, the Company had an outstanding amount of $2,771,162,957 with a net weighted average borrowing rate of 2.28%, and these agreements were collateralized by MBS with a fair value of $2,901,158,559 and restricted cash of $8,662,000. At December 31, 2003, the Company had an outstanding amount of $188,841,000 with a net weighted average borrowing rate of 1.11% and these agreements were collateralized by MBS with a fair value of $197,990,559.

        At December 31, 2004, the Company's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$821,387,879	$975,251,727	$1,028,522,165	$2,825,161,771
Fair market value of securities sold, including accrued interest receivable	$—	$823,087,580	$975,020,524	$1,025,389,631	$2,823,497,735
Repurchase agreement liabilities associated with these securities	$—	$797,655,321	$968,417,528	$1,005,090,108	$2,771,162,957
Net weighted average borrowing rate	0	2.28%	2.11%	2.45%	2.28%

        At December 31, 2003, the Company's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$39,495,843	$82,812,818	$75,737,580	$198,046,241
Fair market value of securities sold, including accrued interest receivable	$—	$39,486,390	$82,786,807	$75,782,795	$198,055,992
Repurchase agreement liabilities associated with these securities	$—	$37,798,000	$79,119,000	$71,924,000	$188,841,000
Net weighted average borrowing rate	0	1.10%	1.09%	1.13%	1.11%

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All securities are reflected in the financial statements at their estimated fair value as of December 31, 2004 and 2003. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, accrued interest receivable, repurchase agreements and accrued interest payable are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

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

        Each share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class B Common Stock (or portion thereof to be converted) had occurred, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class B Common Stock to be converted into Class A Common Stock in any quarter shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; provided further, that such conversions shall continue to occur until all shares of Class B Common Stock have been converted into shares of Class A Common Stock; and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of the Company's Class A Common Stock. The Company's Class A Common Stock has a book value per share of $13.89 at December 31, 2004.

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

        Each share of Class C Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class C Common Stock had occurred and giving effect to the conversion of all of the shares of Class B Common Stock as of such date, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class C Common Stock to be converted into Class A Common Stock shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; and provided further, that such conversions shall continue to occur until all shares of Class C Common Stock have been converted into shares of Class A Common Stock and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class C Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of the Company's Class A Common Stock. The Company's Class A Common Stock has a book value per share of $13.89 at December 31, 2004.

Preferred Stock

        The Company's Board of Directors has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized. Prior to issuance of shares of each class or series of preferred stock, the Board of Directors is required to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series. As of December 31, 2004 and 2003, no shares of preferred stock are outstanding, and the Company has no present plans to issue any preferred stock.

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

        On September 21, 2004, the Company issued a total of 5,000,000 shares of Class A Common Stock in an initial public offering and, on September 24, 2004 issued 750,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters. Proceeds of $75,881,557, which is net of underwriter fees and expenses totaling $7,481,136 were received by the Company.

        On December 16, 2004, the Company issued a total of 4,000,000 shares of Class A Common Stock in a secondary public offering and, on December 17, 2004 issued 600,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters. Proceeds of $66,679,375, which is net of underwriter fees and expenses totaling $4,620,625 were received by the Company.

        During 2004, the Company issued a total of 11,415 shares of Class A Common Stock to its directors for the payment of director fees. The compensation charges for these issuances were recorded at the respective fair-values at the date of each issuance in accordance with SFAS No. 123. Total compensation charges related to these issuances was $174,386 for the year ended December 31, 2004.

Dividends

        On March 11, 2004, the Company's Board of Directors declared a $0.39 per share cash distribution to holders of its Class A Common Stock, totaling $3,903,569. The distribution was paid on April 23, 2004.

        On June 2, 2004, the Company's Board of Directors declared a $0.52 per share cash distribution to holders of its Class A Common Stock. Dividends payable on the 10,012,188 shares of Class A common stock outstanding total $5,206,338. Including the dividends paid on the 313,600 phantom shares granted under the Company's stock incentive plan (see Note 7), the distribution totaled $5,369,410. The distribution was paid on July 9, 2004.

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

        On November 30, 2004, the Company's Board of Directors declared a $0.54 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 15,768,915 shares of Class A Common Stock, 313,600 phantom shares granted under the Company's stock incentive plan (see Note 7) and 319,388 shares of Class B Common Stock. The distribution totaling $8,857,029 was paid on December 29, 2004.

NOTE 6. TRANSACTIONS WITH RELATED PARTIES

Transactions with Stockholders

        During the period from September 24, 2003 (date of inception) through December 19, 2003, the Company's start-up activities were being fully paid for and supported by the Company's President and CEO, Jeffrey J. Zimmer. Mr. Zimmer was also a Class B stockholder during this period of time. On December 19, 2003, at the initial closing of the Offering, the Company reimbursed the CEO $247,980 for these costs, which were recorded primarily as property and equipment and operating expenses.

        The entire issuance of Class C Common Stock was purchased by Flagstone Securities, LLC. Flagstone was the placement agent for the Company's Class A Common Stock private placement offerings, and pursuant to the terms of the offerings, received fees for its services. Through December 31, 2003, Flagstone had received $2,943,042 in fees from the Offering, and Flagstone received an additional $4,747,517 from the proceeds of the Offerings that closed in January and February 2004. Flagstone was the lead underwriter for the Company's Class A Common Stock initial public offering and pursuant to the terms of the offering, received fees of $5,836,250 in connection with the sale of Class A Common Stock in the initial public offering, including shares issued in the exercise of the underwriters' over allotment option. Flagstone was also the lead underwriter for the Company's additional Class A Common Stock public offering and pursuant to the terms of the offering, received fees of $4,278,000 in connection with the sale of Class A Common Stock in the secondary public offering, including shares issued in the exercise of the underwriters' over allotment option.

Employment Agreements

        The Company entered into employment agreements with the Company's initial officers, Jeffrey J. Zimmer and Robert E. Cauley, in 2003. The employment agreements provide for Mr. Zimmer to serve as President and Chief Executive Officer and Mr. Cauley to serve as Chief Investment Officer and Chief Financial Officer. The employment agreements terminate in December 2006; provided, however, that the term shall automatically be extended for one-year periods unless, not later than six months prior to the termination of the existing term, either party provides written notice to the other party of its intent not to further extend the term. The employment agreements provide for an initial annual base salary of $150,000 to each of Messrs. Zimmer and Cauley and for Mr. Zimmer to receive a $250,000 cash bonus and for Mr. Cauley to receive a $125,000 cash bonus at the time of the effectiveness of a resale shelf registration statement on Form S-11 covering the resale of the Class A Common Stock sold in the Company's Offering. These bonuses were paid in November 2004. Messrs. Zimmer and Cauley will also be entitled to bonuses at the discretion of the compensation committee.

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

Other

        In January 2004, the three independent directors received a total of 1,650 shares of Class A Common Stock, valued at $24,750, as compensation for their activities as directors. In April 2004, the three independent directors received a total of 2,651 shares of Class A Common Stock, valued at $39,765, as compensation for their activities as directors. In May 2004, a new independent director was added to the Board of Directors and was issued 387 shares of Class A Common Stock, valued at $5,805, as compensation for his activities as a director. In July 2004, the four independent directors received a total of 3,468 shares of Class A Common Stock, valued at $52,020, as compensation for their activities as directors. In October 2004, the four independent directors received a total of 3,259 shares of Class A Common Stock, valued at $52,046, as compensation for their activities as directors.

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

        On June 15, 2004, an award of phantom shares was granted to three members of senior management. The award was for 313,600 phantom shares, consisting of 186,500 shares to Mr. Zimmer, 124,350 shares to Mr. Cauley and 2,750 to Mr. Haas. Each phantom share represents a right to receive a share of the Company's Class A Common Stock, and a dividend equivalent right was also granted on each phantom share. The phantom shares vest, based on the employees' continuing employment, on a quarterly schedule as provided in the grant agreements, beginning August 15, 2004 through

November 15, 2007. As of December 31, 2004, 38,050 shares had fully vested and none had expired or were forfeited. Distributions of the vested Class A Common Stock may be deferred at the election of the grantee.

        The phantom share awards were valued at the fair value of the Company's Class A Common Stock at the date of the grant, or $15 per share, for a total grant date value of $4,704,000. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period. Total compensation cost recognized for the year ended December 31, 2004 was $745,756. Dividends paid on phantom shares are charged to retained earnings when declared.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Litigation, Claims, and Assessments

        In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of such matters, if any, will not have a material impact upon the Company's financial position and results of operations.

NOTE 9. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

        The following is a presentation of the quarterly results of operations for the year ended December 31, 2004.

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest income	$7,194,033	$10,959,098	$11,017,346	$20,463,071
Interest expense	2,736,434	4,344,012	4,253,337	10,824,164
Net interest income	4,457,599	6,615,086	6,764,009	9,638,907
Net gain on sales of mortgage-backed securities	—	—	121,664	(26,117)
Direct operating expenses	225,983	279,867	327,604	374,421
General and administrative expenses	288,454	768,026	811,976	1,637,907
Net income	$3,943,162	$5,567,193	$5,746,093	$7,600,462
Net income per Class A Common Share—Basic and Diluted	$0.49	$0.56	$0.51	$0.44
Net income per Class B Common Share—Basic and Diluted	N/A	N/A	$0.53	$0.46
Weighted average number of Class A common shares outstanding—Basic and Diluted	8,001,052	10,011,655	10,866,734	16,825,286
Weighted average number of Class B common shares outstanding—Basic and Diluted	—	—	319,388	319,388

        The following is a presentation of the quarterly results of operations for the year ended December 31, 2003.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Interest income	N/A	N/A	$—	$71,480
Interest expense	N/A	N/A	—	20,086
Net interest income	N/A	N/A	—	51,394
Net gain on sales of mortgage-backed securities	N/A	N/A	—	—
Direct operating expenses	N/A	N/A	—	45,482
General and administrative expenses	N/A	N/A	46,459	226,620
Net income(Loss)	N/A	N/A	$(46,459)	$(220,708)
Net income(Loss) per Class A Common Share—Basic and Diluted	N/A	N/A	—	N/A
Net income per Class B Common Share—Basic and Diluted	N/A	N/A	—	$(0.54)
Weighted average number of Class A common shares outstanding—Basic and Diluted	N/A	N/A	—	497,859
Weighted average number of Class B common shares outstanding—Basic and Diluted	N/A	N/A	—	N/A

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

ITEM 9A. Controls and Procedures.

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

        The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the Company's proxy statement, relating to its 2004 annual meeting of stockholders to be held on March 24, 2005 (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2004.

        The information regarding the Company's executive officers required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

        The information regarding compliance with Section 16(a) of the 1934 Act required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

        The information regarding a code of ethics required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

ITEM 11. Executive Compensation.

        The information regarding executive compensation required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

        The table of beneficial ownership of the Company required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

ITEM 13. Certain Relationships and Related Transactions.

        The information regarding certain relationships and related transactions required by Item 13 is incorporated herein by reference to the Proxy Statement to filed with the SEC within 120 days after December 31, 2004.

ITEM 14. Principal Accounting Fees and Services.

        The information concerning principal accounting fees and services and the audit committee's preapproval policies and procedures required by Item 14 is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

        1.     Financial Statements. The financial statements of the Company, together with the report of Independent Registered Accounting Firm thereon, are set forth on pages 37 through 58 of this Form 10-K and are incorporated herein by reference.

        2.     Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements and/or in the notes to financial statements filed in response to Item 8 hereof.

        3.     Exhibits

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
*10.6	Agency Agreement, dated November 20, 2003 by and among AVM, L.P. and Bimini Mortgage Management, Inc.
*10.7	2004 Performance Bonus Plan
*10.8	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer
*10.9	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley
*10.10	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and George H. Haas IV
**23.1	Consent of Ernst & Young LLP.
**31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
**31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the exhibit of the same number filed with Bimini Mortgage Management's initial public offering registration statement on Form S-11 (file no. 333-113715), as amended.

**
Filed herewith.

Reports on Form 8-K

        The registrant filed the following current reports on Form 8-K during the fourth quarter of 2004:

          (i)    Current report on Form 8-K, filed on December 16, 2004, reporting under Items 1 and 9, announcing the entry into an underwriting agreement for the sale of Class A Common Stock.

          (ii)   Current report on Form 8-K, filed on November 30, 2004, reporting under Items 7 and 9, and attaching the Registrant's updated portfolio information.

          (iii)  Current report on Form 8-K, filed on November 30, 2004, reporting under Items 7 and 9, and attaching the Registrant's press release, dated November 30, 2004, which announced the Registrant's dividend for the fourth quarter of 2004.

          (iv)  Current report on Form 8-K, filed on November 18, 2004, reporting under Item 8, announcing the effectiveness of a resale registration statement.

          (v)   Current report on Form 8-K, filed on November 16, 2004, reporting under Items 7 and 9, and attaching the Registrant's updated portfolio information.

          (vi)  Current report on Form 8-K, filed on October 25, 2004, reporting under Items 2, 7 and 9, and attaching the Registrant's press release, dated October 25, 2004, which announced the financial results for the third quarter ended September 30, 2004.

          (vii) Current report on Form 8-K, filed on October 22, 2004, reporting under Item 5, announcing the appointment of the Registrant's Treasurer.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI MORTGAGE MANAGEMENT, INC.
Date: January 27, 2005	By:	/s/ JEFFREY J. ZIMMER Jeffrey J. Zimmer Chief Executive Officer
Date: January 27, 2005	By:	/s/ ROBERT E. CAULEY Robert E. Cauley Chief Financial Officer and Secretary
Date: January 27, 2005	By:	/s/ AMBER K. LUEDKE Amber K. Luedke Treasurer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2005	By:	/s/ JEFFREY J. ZIMMER Jeffrey J. Zimmer Director and Chief Executive Officer
Date: January 27, 2005	By:	/s/ ROBERT E. CAULEY Robert E. Cauley Director and Chief Financial Officer
Date: January 27, 2005	By:	/s/ KEVIN L. BESPOLKA Kevin L. Bespolka Director
Date: January 27, 2005	By:	/s/ MAUREEN A. HENDRICKS Maureen A. Hendricks Director
Date: January 27, 2005	By:	/s/ W. CHRISTOPHER MORTENSON W. Christopher Mortenson Director
Date: January 27, 2005	By:	/s/ BUFORD H. ORTALE Buford H. Ortale Director

QuickLinks

BIMINI MORTGAGE MANAGEMENT, INC. INDEX
PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to Vote of Security Holders.
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6. Selected Financial Data.
SELECTED FINANCIAL DATA
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
BIMINI MORTGAGE MANAGEMENT, INC. BALANCE SHEETS
BIMINI MORTGAGE MANAGEMENT, INC. STATEMENTS OF OPERATIONS
BIMINI MORTGAGE MANAGEMENT, INC. STATEMENTS OF STOCKHOLDERS' EQUITY
BIMINI MORTGAGE MANAGEMENT, INC. STATEMENTS OF CASH FLOWS
BIMINI MORTGAGE MANAGEMENT, INC. NOTES TO FINANCIAL STATEMENTS
  ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  ITEM 9A. Controls and Procedures.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accounting Fees and Services.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
Signatures