Form 10-Q
period 2005-03-31
BIMINI MORTGAGE MANAGEMENT INC
filed 2005-04-25
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File No. 001-32171

BIMINI MORTGAGE MANAGEMENT, INC.

(Exact name of registrant as specified in its charter)

Maryland	72-1571637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3305 Flamingo Drive, Vero Beach, Florida 32963
(Address of principal executive offices - zip code)

(772) 231-1400
(Registrant’s telephone number, including area code)

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

At March 31, 2005, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 20,374,883; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI MORTGAGE MANAGEMENT, INC.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

BIMINI MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS

	(Unaudited) March 31, 2005	December 31, 2004
ASSETS

MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,287,521,075	$2,901,158,559
Unpledged, at fair value	11,530,486	72,074,338

TOTAL MORTGAGE-BACKED SECURITIES	3,299,051,561	2,973,232,897

CASH AND CASH EQUIVALENTS	113,855,808	128,942,436
RESTRICTED CASH	29,590,000	8,662,000
PRINCIPAL PAYMENTS RECEIVABLE	5,875,514	3,419,199
ACCRUED INTEREST RECEIVABLE	13,681,819	11,377,807
PROPERTY AND EQUIPMENT, net	2,131,135	2,050,923
PREPAIDS AND OTHER ASSETS	5,774,331	732,469

	$3,469,960,168	$3,128,417,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements	$3,181,655,356	$2,771,162,957
Accrued interest payable	14,926,521	7,980,829
Unsettled security purchases	—	65,765,630
Dividends payable	11,241,953	—
Compensation and related benefits payable	116,279	87,323
Accounts payable, accrued expenses and other	402,429	458,665

TOTAL LIABILITIES	3,208,342,538	2,845,455,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 98,000,000 shares designated; issued and outstanding, 20,374,883 shares at March 31, 2005 and 20,368,915 shares at December 31, 2004	20,375	20,369
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Additional paid-in capital	285,685,505	285,174,651
Accumulated other comprehensive loss	(22,677,214)	(1,155,771)
Accumulated deficit	(1,411,674)	(1,077,560)

STOCKHOLDERS’ EQUITY, net	261,617,630	282,962,327

	$3,469,960,168	$3,128,417,731

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF INCOME

	(Unaudited) Three months ended March 31, 2005	(Unaudited) Three months ended March 31, 2004

Interest income, net of amortization of premium and discount	$31,069,934	$7,194,033
Interest expense	19,841,710	2,736,434

NET INTEREST INCOME	11,228,224	4,457,599

GAIN ON SALES OF MORTGAGE-BACKED SECURITIES	1,982,382	—

DIRECT OPERATING EXPENSES:
Trading costs, commissions, and other trading expenses	536,284	200,064
Other direct costs	53,689	25,919

TOTAL DIRECT OPERATING EXPENSES	589,973	225,983

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefit/costs	1,205,333	91,345
Directors’ fees	92,027	24,750
Directors’ liability insurance costs	64,423	41,082
Audit, legal and other professional fees	198,005	33,834
Other administrative expenses	153,006	97,443

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,712,794	288,454

NET INCOME	$10,907,839	$3,943,162

BASIC AND DILUTED INCOME PER CLASS A COMMON SHARE	$0.52	$0.49

BASIC AND DILUTED INCOME PER CLASS B COMMON SHARE	$0.51	$—

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED	20,795,612	8,001,052
WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED	319,388	—

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$0.53	$0.39

CLASS B COMMON SHARE	$0.53	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

					Accumulated
	Common stock, Amounts at Par Value			Additional Paid-in	Other Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total

Balances, December 31, 2004	$20,369	$319	$319	$285,174,651	$(1,155,771)	$(1,077,560)	$282,962,327

Issuance of Class A common shares as board compensation	6			92,021			92,027
Cash dividends declared, March 2005						(11,241,953)	(11,241,953)
Amortization of equity plan compensation				462,763			462,763
Stock issuance costs				(43,930)			(43,930)
Reclassify unrealized loss on security sales					(1,982,382)		(1,982,382)
Net income						10,907,839	10,907,839
Unrealized loss on available for sale securities, net					(19,539,061)		(19,539,061)
Comprehensive loss							(10,613,604)

Balances, March 31, 2005	$20,375	$319	$319	$285,685,505	$(22,677,214)	$(1,411,674)	$261,617,630

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three months ended March 31, 2005	(Unaudited) Three months ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,907,839	$3,943,162
Amortization of premium and discount	8,097,698	1,898,016
Stock compensation and depreciation	566,758	28,473
Gain on sales of mortgage-backed securities	(1,982,382)	—
Changes in certain assets and liabilities:
Accrued interest receivable	(2,304,010)	(4,362,526)
Prepaids and other assets	(5,041,862)	(370,691)
Accrued interest payable	6,945,692	1,993,227
Accounts payable, accrued expenses and other	(27,280)	160,974
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,162,453	3,290,635

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(827,611,830)	(1,311,612,358)
Sales	172,040,665	—
Principal repayments	233,893,795	22,972,383
Purchases of property and equipment	(92,180)	(66,910)
NET CASH USED IN INVESTING ACTIVITIES	(421,769,550)	(1,288,706,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash	(20,928,000)	—
Net borrowings under repurchase agreements	410,492,399	1,253,947,000
Stock issuance costs	(43,930)	—
Proceeds from sales of common stock, net of costs of issuance	—	85,112,817
NET CASH PROVIDED BY FINANCING ACTIVITIES	389,520,469	1,339,059,817

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,086,628)	53,643,567

CASH AND CASH EQUIVALENTS, Beginning of the period	128,942,436	18,404,130

CASH AND CASH EQUIVALENTS, End of the period	$113,855,808	$72,047,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,896,018	$743,207

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$11,241,953	$3,903,569

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2005

NOTE 1.                             ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Mortgage Management, Inc. (the “Company”) was incorporated in Maryland on September 24, 2003 and it commenced its planned business activities on December 19, 2003, the date of the initial closing of a private issuance of its common stock.

The Company was formed to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae).

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. In order to maintain its REIT status, the Company must comply with a number of requirements under Federal tax law, including that it must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments. As a REIT, the Company will routinely distribute substantially all of its taxable income generated from operations to its stockholders.  The Company will generally not be subject to Federal income tax to the extent that it distributes its net income to the stockholders, and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended March 31, 2005 are not necessarily indicative of results that can be expected for the year ended December 31, 2005.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

Basis of Presentation and Use of Estimates

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities (“MBS”) and the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS.

Securities and Interest Income Recognition

The Company invests primarily in residential mortgage related securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae.

In accordance with GAAP, the Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale, and assets so classified are carried on the balance sheet at fair value, and unrealized gains or losses arising from changes in market values are excluded from earnings and reported in other comprehensive income or loss as a component of stockholders’ equity. Permanent impairment losses, if any, are reported in earnings.

Securities are recorded on the date the securities are purchased or sold, which is generally the trade date. Realized gains or losses from securities transactions are determined based on the specific identification method.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at March 31, 2005 and December 31, 2004.

Restricted Cash

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counter-parties.  Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Credit Risk

At March 31, 2005, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan originator, geographic and other types of concentrations. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

The Company is engaged in various trading and brokerage activities in which counter-parties primarily include broker-dealers, banks, and other financial institutions. In the event counter-parties do not fulfill their obligations, the Company may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counter-party and/or issuer of the instrument. It is the Company’s policy to review, as necessary, the credit standing for each counter-party.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of March 31, 2005 and December 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender.  At March 31, 2005, the Company had amounts outstanding under repurchase agreements with fifteen separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $25.0 million. At December 31, 2004, the Company had amounts outstanding under repurchase agreements with twelve separate lenders with a maximum net exposure to any single lender of approximately $29.0 million.

At March 31, 2005, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities (unaudited):

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
Nomura Securities International, Inc.	$485,270	$25,007	160	15.3%
JP Morgan Securities	403,899	15,385	30	12.7%
Deutsche Bank Securities, Inc.	385,439	16,638	142	12.1%
Bear Stearns & Co. Inc.	297,251	11,808	98	9.3%
Goldman Sachs	264,902	8,438	82	8.3%
Cantor Fitzgerald	247,942	12,367	151	7.8%
Washington Mutual	239,851	10,920	73	7.5%
Banc of America Securities, LLC	239,290	11,932	93	7.5%
UBS Investment Bank, LLC	148,360	6,534	70	4.7%
Lehman Brothers	144,277	4,458	96	4.6%
Countrywide Securities Corp.	131,062	6,235	39	4.1%
Merrill Lynch	103,032	1	92	3.2%
Daiwa Securities America Inc.	59,046	3,370	99	1.9%
Morgan Stanley	28,288	1,213	12	0.9%
REFCO Securities, LLC	3,746	208	55	0.1%

Total	$3,181,655	$134,514		100.0%

(1)                                                       Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

At December 31, 2004, the Company’s repurchase agreements had the following counter–parties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
UBS Investment Bank, LLC	$512,697	$29,005	64	18.5%
Nomura Securities International, Inc.	463,901	26,083	99	16.7
Banc of America Securities, LLC	309,270	18,079	66	11.2
Deutsche Bank Securities, Inc.	308,645	16,246	227	11.1
Lehman Brothers	257,191	8,793	81	9.3
Bear Stearns & Co. Inc.	255,229	14,068	127	9.2
Countrywide Securities Corp.	178,574	8,447	43	6.4
Morgan Stanley	119,659	352	65	4.3
Daiwa Securities America Inc.	114,436	5,287	67	4.2
Goldman Sachs	107,822	1,706	37	3.9
Merrill Lynch	83,561	2,268	172	3.0
JP Morgan Securities	60,178	3,152	37	2.2

Total	$2,771,163	$133,486		100.0%

(1)                                                       Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 is not expected to have an impact on the Company. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity

Instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in an aggregate of $554,784 and $24,750 of compensation expense for the three months ended March 31, 2005 and March 31, 2004, respectively.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share,” (SFAS 128) and the guidance provided in EITF 03-6, “Participating Securities and the two-class method under FASB Statement No. 128, Earnings Per Share,” (EITF 03-6) which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents.

Effective July 9, 2004, the shares of Class B Common Stock, participating and convertible into Class A common stock, became entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, the Class B Common Stock, beginning in the three-month period ended September 30, 2004, is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Prior to July 9, 2004, the Class B shares of common stock are not included in the basic EPS computation as the conditions to participate in earnings were not met, and they were not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	Three months ended March 31, 2005	Three months ended March 31, 2004
	(unaudited)	(unaudited)

Basic and diluted EPS per Class A common share:
Numerator: net income allocated to the Class A common shares	$10,743,594	$3,943,162

Denominator—basic and diluted:
Class A common shares outstanding at the balance sheet date	20,374,883	10,009,150
Phantom shares issued as of the balance sheet date	516,961	—
Effect of weighting	(96,232)	(2,008,098)

Weighted average shares—basic and diluted	20,795,612	8,001,052

Basic and diluted EPS per Class A common share	$0.52	$0.49

Basic and diluted EPS per Class B common share:
Numerator: net income allocated to the Class B common shares	$164,245	$—

Denominator—basic and diluted:
Class B common shares outstanding at the balance sheet date	319,388	319,388
Effect of weighting (based on the date the Class B shares participate in dividends)	—	(319,388)

Weighted average shares—basic and diluted	319,388	—

Basic and diluted EPS per Class B common share	$0.51	$—

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to separately report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income (loss) arises from unrealized gains or losses generated from changes in market values of its securities held as available-for-sale. Comprehensive income (loss) for the three months ended March 31, 2005 and March 31, 2004, respectively, is as follows:

	Three months ended
	March 31, 2005	March 31, 2004
	(unaudited)

Net Income	$10,907,839	$3,943,162

Realized gain on available for sale securities, net	(1,982,382)	—

Unrealized (loss) gain on available for sale securities, net	(19,539,061)	3,176,287

Comprehensive (Loss) Income	$(10,613,604)	$7,119,449

NOTE 2.                             SECURITIES

At March 31, 2005 and December 31, 2004, all of the Company’s securities were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of the Company’s securities at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Unaudited)
Floating-Rate CMO’s	$73,743,802	$250,438,730
Hybrid Arms and Balloons	563,520,406	569,623,089
Adjustable-Rate Mortgages	1,674,786,388	1,403,381,666
Fixed-Rate Mortgages	987,000,965	749,789,412

	$3,299,051,561	$2,973,232,897

The following table presents the components of the carrying value of the Company’s MBS portfolio at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(Unaudited)
Principal balance	$3,212,516,823	$2,876,568,150
Unamortized premium	110,136,659	98,202,287
Unaccreted discount	(924,706)	(381,769)
Gross unrealized gains	6,132,352	7,824,313
Gross unrealized losses	(28,809,567)	(8,980,084)

Carrying value/estimated fair value	$3,299,051,561	$2,973,232,897

The following table presents for the Company’s investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at March 31, 2005(unaudited):

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Fixed-Rate Mortgages	$919,025,604	$(11,477,797)	$—	$—	$919,025,604	(11,477,797)
Floating-Rate CMOs	—	—	—	—	—	—
Adjustable-Rate Mortgages	1,133,574,693	(10,798,550)	—	—	1,133,574,693	(10,798,550)
Hybrid Arms & Balloons	462,130,424	(6,533,220)	—	—	462,130,424	(6,533,220)
	$2,514,730,721	$(28,809,567)	$—	$—	$2,514,730,721	$(28,809,567)

The following table presents for the Company’s investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2004:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Floating-Rate CMOs	$—	$—	$—	$—	$—	$—
Hybrid Arms and Balloons	334,918,233	(1,974,605)	31,954,324	(75,968)	366,872,557	(2,050,573)
Adjustable-Rate Mortgages	479,284,021	(2,930,772)	9,374,573	(21,845)	488,658,594	(2,952,617)
Fixed-Rate Mortgages	519,546,019	(3,950,372)	11,260,668	(26,522)	530,806,687	(3,976,894)

	$1,333,748,273	$(8,855,749)	$52,589,565	$(124,335)	$1,386,337,838	$(8,980,084)

All of the Company’s investments have contractual maturities greater than two years. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The unrealized losses on the investments are not considered other-than-temporary, and are therefore not written-down as being impaired. The factors considered in making this determination included: the expected cash flow from the investment, the general quality of the MBS owned, any credit protection available, current market conditions, the magnitude and duration of the historical decline in market prices as well as the Company’s ability and intention to hold such securities owned.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.  At March 31, 2005 and December 31, 2004, the Company had no securities on which an impairment charge had been made.

NOTE 3.                             REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance most of its security purchases. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offered Rate). At March 31, 2005, the Company had an outstanding amount of $3.18 billion with a net weighted average borrowing rate of 2.78%, and these agreements were collateralized by MBS with a fair value of $3.29 billion. At December 31, 2004, the Company had an outstanding amount of $2.77 billion with a net weighted average borrowing rate of 2.28% and these agreements were collateralized by MBS with a fair value of $2.90 billion.

At March 31, 2005, the Company’s repurchase agreements had remaining maturities as summarized below (unaudited):

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:

Amortized cost of securities sold, including accrued interest receivable	$133,628,739	$845,093,807	$507,704,595	$1,697,506,162	$3,183,933,303
Fair market value of securities sold, including accrued interest receivable	$133,041,311	$846,271,283	$503,411,543	$1,683,751,845	$3,166,475,982
Repurchase agreement liabilities associated with these securities	$133,837,000	$847,691,598	$502,127,646	$1,697,999,112	$3,181,655,356
Average interest rate of repurchase agreement liabilities	2.57	2.59	2.68	2.93	2.78

At December 31, 2004, the Company’s repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$821,387,879	$975,251,727	$1,028,522,165	$2,825,161,771
Fair market value of securities sold, including accrued interest receivable	$—	$823,087,580	$975,020,524	$1,025,389,631	$2,823,497,735
Repurchase agreement liabilities associated with these securities	$—	$797,655,321	$968,417,528	$1,005,090,108	$2,771,162,957
Average interest rate of repurchase agreement liabilities	—	2.28%	2.11%	2.45%	2.28%

NOTE 4.          CAPITAL STOCK

Issuances of Common Stock

During the three-months ended March 31, 2005, the Company issued a total of 5,968 shares of Class A Common Stock to its four independent directors for the payment of director fees for services rendered during the quarter.

Dividends

On March 9, 2005, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share on the Company’s Class A and Class B Common Stock for the quarter ending March 31, 2005. The dividend was paid on April 8, 2005.

NOTE 5.          STOCK INCENTIVE PLAN

On December 1, 2003, the Company adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide the Company with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan.

For the three months ended March 31, 2005, the Company granted 203,361 phantom shares to employees. Each phantom share represents a right to receive a share of the Company’s Class A Common Stock, and a dividend equivalent right was also granted on each phantom share.  The phantom share awards were valued at the fair value of the Company’s Class A Common Stock at the date of the grant, for a total grant date value of $3,097,389. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period.  The phantom shares vest, based on the employees’ continuing employment, on a quarterly schedule as provided in the grant agreements, for periods from February 15, 2005 through November 15, 2008.

As of March 31, 2005, of all phantom stock awards granted to date, 62,619 shares have fully vested and 454,342 shares remain unvested.  No phantom share awards have expired or been forfeited by the grantee.  Total compensation cost recognized for the three months ended March 31, 2005 and 2004, was $462,763 and $0, respectively.  Dividends paid on phantom shares are charged to retained earnings when declared.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

Introduction and Overview

Bimini Mortgage Management, Inc. (“we”, “our” or “Company”) was formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). We earn returns on the spread between the yield on our assets and our costs, including the interest expense on the funds we borrow. We intend to borrow between eight and 12 times the amount of equity capital to attempt to enhance our returns to stockholders. We are self-managed and self-advised. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our initial taxable period ended December 31, 2003. As a REIT, we generally are not subject to federal income tax on the REIT taxable income that we distribute to our stockholders. In evaluating our assets and their performance, our management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment.

Financial Condition

All of our assets at March 31, 2005 were acquired with the proceeds of our private placements and public offerings and use of leverage. We received net proceeds after offering costs of approximately $141.7 million in our private placements, which closed on December 19, 2003, January 30, 2004 and February 17, 2004. We received net proceeds of approximately $66.1 million in our initial public offering, which closed on September 21, 2004. On September 24, 2004 we received an additional $9.8 million of net proceeds pursuant to the underwriters’ exercise of their over allotment option. We received net proceeds of approximately $66.7 million in a secondary public offering of our Class A Common Stock which closed on December 21, 2004.

Mortgage Related Securities

At March 31, 2005, we held $3.3 billion of mortgage related securities at fair value. Our portfolio of mortgage related securities will typically be comprised of fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we plan to maintain a portfolio with an average effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move.

For the three months ended March 31, 2005, we had interest income of $31.1 million and interest expense of $19.8 million. As of March 31, 2005, we had a weighted average yield on assets of 3.63% and a net weighted average borrowings cost of 2.78%. The constant prepayment rate for the portfolio was 23.5% for March 2005, which reflects the annualized proportion of principal that was prepaid. Prepayments on the loans underlying our mortgage related securities can alter the timing of the cash flows from the underlying loans to the company. As a result, we gauge the interest rate sensitivity of our assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although the fixed-rate mortgage-backed securities in our portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of our portfolio will change as interest rates rise or fall. See “Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value.”

Over the course of the first quarter of 2005 there was a substantial move in the short end of the yield curve.  The yield associated with the on-the-run two year Treasury note increased 71 basis points from 3.069% to 3.779%.  During that same period the shorter 12-month LIBOR rate increased 74.5 basis points from 3.100% to 3.845%.  In the latter part of the quarter, large volumes of seasoned hybrid ARMs were sold by banks and money managers.  This selling put upward pressure on shorter resetting ARM spreads, widening them substantially.  Simultaneously, an increase in the generic prepayment consensus for ARMs and hybrid ARMs caused spreads to widen further.  The combination of higher interest rates and wider spreads resulted in approximately a $22.7 million dollar decline in the market value of our portfolio.

The following tables summarize our mortgage related securities as of March 31, 2005:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
	($000)
Fixed-Rate Mortgage-Backed Securities	$987,001	29.91%	6.51%	272	1-Mar-35	n/a	n/a	n/a
CMO Floaters	73,744	2.24%	3.26%	330	25-May-34	0.70	7.78%	n/a
Adjustable-Rate Mortgage-Backed Securities	1,674,786	50.77%	4.03%	343	1-Dec-42	3.83	10.81%	1.44%
Hybrid Adjustable Rate Mortgage-Backed Securities	499,492	15.14%	4.62%	348	20-Jan-35	26.69	10.25%	1.23%
Balloon Maturity Mortgage-Backed Securities	64,029	1.94%	4.07%	57	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,299,052	100.00%	4.84%	317	1-Dec-42	8.81	10.59%	1.37%

Agency	Market Value	Percentage of Entire Portfolio
	($000)
Fannie Mae	$2,148,247	65.12%
Freddie Mac	514,470	15.59%
Ginnie Mae	636,335	19.29%

Total Portfolio	$3,299,052	100.00%

Entire Portfolio

Effective Duration	1.23
Weighted Average Purchase Price	$103.45
Weighted Average Current Price	$102.69

As of March 31, 2005, approximately 47.37% of our portfolio of 15-year fixed-rate coupon mortgage securities, and 30.93% of our 30-year fixed-rate coupon mortgage securities, contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, we believe borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

We had approximately $113.9 million of cash and cash equivalents as of March 31, 2005.

Liabilities

We have entered into repurchase agreements to finance acquisitions of mortgage related securities. None of the counter-parties to these agreements are affiliates of us. These agreements are secured by our mortgage related securities and bear interest rates that have historically moved in close relationship to LIBOR. As of March 31, 2005, we had 18 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 15 of these agreements.

At March 31, 2005, we had approximately $3.18 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 2.78%, $133.8 million of which matures in one day, $847.7 million of which matures between two and 30 days, $502.1 million of which matures between 31 and 90 days, and $1,698 million of which matures in more than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counter-parties to our repurchase agreements. At March 31, 2005, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $3.29 billion and a weighted average maturity of 317 months.

At March 31, 2005, our repurchase agreements had the following counter-parties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
Nomura Securities International, Inc.	$485,270	$25,007	160	15.3%
JP Morgan Securities	403,899	15,385	30	12.7%
Deutsche Bank Securities, Inc.	385,439	16,638	142	12.1%
Bear Stearns & Co. Inc.	297,251	11,808	98	9.3%
Goldman Sachs	264,902	8,438	82	8.3%
Cantor Fitzgerald	247,942	12,367	151	7.8%
Washington Mutual	239,851	10,920	73	7.5%
Banc of America Securities, LLC	239,290	11,932	93	7.5%
UBS Investment Bank, LLC	148,360	6,534	70	4.7%
Lehman Brothers	144,277	4,458	96	4.6%
Countrywide Securities Corp.	131,062	6,235	39	4.1%
Merrill Lynch	103,032	1	92	3.2%
Daiwa Securities America Inc.	59,046	3,370	99	1.9%
Morgan Stanley	28,288	1,213	12	0.9%
REFCO Securities, LLC	3,746	208	55	0.1%

Total	$3,181,655	$134,514		100.0%

(1)           Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

It should be noted that due to the significant growth in our assets as well as the completion of private equity raises in January 2004 and February 2004 and our public offerings in September 2004 and December 2004, the amount and components of our income and expenses for the three month period ending March 31, 2005 differ significantly from the same period in 2004.

In response to the changing interest rate environment, in the first quarter of 2005 we continued to modify the mix of mortgage related securities in our portfolio by purchasing greater percentages of adjustable-rate and hybrid adjustable-rate mortgage related securities and a smaller percentage of fixed-rate mortgage related securities than we owned prior to this quarter. This process began during the third quarter of 2004. During the first quarter of 2005, we sold floating-rate collateralized mortgage obligations in order to reduce exposure to 8.0% lifetime caps, for proceeds of $172.0 million. In connection with these sales, we recorded gains of approximately $1.98 million. With the proceeds of these sales we purchased a combination of monthly resetting eleventh district cost of funds indexed adjustable rate securities and low duration fixed rate agency debt with an average life tied to the prepayments of a Fannie Mae mortgage-backed security pool (the “reference” pool). These sales and subsequent purchases have altered the mix of mortgage related securities in our portfolio such that the percentage of adjustable-rate securities whose coupons reset in one year or less had increased to 50.8% from 47.2% at year end 2004. The percentage of floating rate collateralized mortgage obligations has decreased to 2.2% of the portfolio from 8.4% at year end 2004. We are generally using the proceeds of our monthly mortgage-backed securities principal payments to purchase greater percentages of adjustable-rate and hybrid-adjustable-rate mortgage related securities and a smaller percentage of fixed-rate mortgage backed pools than we owned at the beginning of the year.

For the three months ended March 31, 2005 and 2004, we recorded $10.9 million and $3.9 million in net income, respectively.  Our net interest income for the three months ended March 31, 2005 and 2004 was $11.2 million and $4.5 million, respectively and our expenses were $2.3 million net of $1.98 million of realized gains and $0.5 million, respectively, resulting in net income of $10.9 million or $0.52 per diluted Class A Common Share and $3.9 million or $0.49 per diluted Class A Common Share, respectively.

For the three months ended March 31, 2005 and 2004, comprehensive (loss) income was ($10.6 milllion) including the net unrealized loss on the available for sale securities of ($19.5 million) and $7.1 million including the net unrealized gain on available for sale securities of $3.2 million, respectively. The factors resulting in the unrealized loss on available for sale securities are described previously in the section, “Financial Conditions, Mortgage Related Securities” discussing the Company’s securities portfolio.

As a result of our public secondary offering in December of 2004, our assets increased substantially in the first quarter of 2005 as compared to the fourth quarter of 2004 and the first quarter of 2004. The proceeds from that secondary offering were deployed by the end of January 2005.

Liquidity and Capital Resources

Our primary source of funds as of March 31, 2005 consisted of repurchase agreements totaling $3.18 billion, with a net weighted average borrowing cost of 2.78%. We expect to continue to borrow funds in the form of repurchase agreements. At March 31, 2005, we had master repurchase agreements in place with 18 counter-parties and had outstanding balances under 15 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counter-party. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of March 31, 2005, all of our existing repurchase agreements matured in less than one year. Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our lenders to initiate margin calls.

In December of 2004, the Company entered into contracts and paid commitment fees to three lenders providing for an aggregate of $900 million in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. The Company has no obligation to utilize these repurchase lines. During the first quarter of 2005, the Company commenced negotiations to increase the size and improve the terms of these agreements with one of the lenders. It is anticipated that this will be finalized during the second quarter of 2005.

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

We may in the future increase our capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. All debt securities, other borrowings, and classes of preferred stock will be senior to the Class A Common Stock in a liquidation of our Company. Additional equity offerings may be dilutive to stockholders’ equity or reduce the market price of our Class A Common Stock, or both. We are unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at March 31, 2005.

	Payment due by period
Contractual Obligations	Total	Less than 1 year

Repurchase Agreements	$3,181,655,356	$3,181,655,356

Total	$3,181,655,356	$3,181,655,356

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. For a description of the accounting policies that management believes are the most critical, refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

Classifications of Investment Securities

In accordance with applicable GAAP, our investments in mortgage related securities are classified as available-for-sale securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders’ equity, rather than through our statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold prior to the recovery of fair value). If, in management’s judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings. The determination of other than temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

The decline in fair value of investments held in our portfolio at March 31, 2005, and December 31, 2004 is not considered to be other than temporary.  Accordingly the write down to fair value is recorded in other comprehensive loss as an unrealized loss.  The factors considered in making this determination included the expected cash flow from the investment, the general quality of the mortgage related security owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as the Company’s ability and intention to hold such securities owned.

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

Future REIT Taxable Income Distributions

In order to maintain our qualification as a REIT, we are required (among other provisions) to distribute dividends to our stockholders in an amount at least equal to 90% of our “REIT taxable income.” “REIT taxable income” is a term that describes our operating results following taxation rules and regulations governed by various provisions of the Internal Revenue Code.  REIT taxable income is computed differently from our net income as computed in accordance with generally accepted accounting principles (“GAAP net income”).  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several years.  See our Annual Report on Form 10-K for the year ended December 31, 2004 for a more extensive description.

For the three month period ended March 31, 2005, the Company’s REIT taxable income was estimated to be approximately $370,000 greater than the Company’s GAAP net income, and the Company therefore has declared and paid REIT distributions (dividends) based on this higher amount.  The most significant portion of this amount is attributable to the phantom stock awards, and the future deduction of this amount against REIT taxable income is uncertain both to the year and as to the amount.

Depending on the actual size of these timing or temporary differences, some of which are not entirely in the Company’s control, future REIT distributions (dividends) may be substantially greater than or less than the Company’s GAAP net income in any future fiscal reporting quarter or year.  Since inception through March 31, 2005, the Company’s REIT taxable income is estimated to be approximately $1,283,660 greater than the Company’s GAAP net income.

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

Forward-Looking Statements

When used in this quarterly report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing the Company’s MBS; changes in interest rates and the market value of the Company’s MBS; the Company’s ability to use borrowings to finance its assets; changes in government regulations affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for federal income tax purposes; and changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes the primary risk inherent in its investments is the effect of movements in interest rates. This arises because the changes in interest rates on the Company’s borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. The Company therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. The Company seeks to minimize differences between the interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage-backed securities and those of its related borrowings.

The Company’s interest rate risk management program encompasses a number of procedures, including the following:

•      monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings;

•      attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. The Company attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At March 31, 2005, the weighted average months to reset of the Company’s adjustable-rate mortgage-backed securities was 3.83 months and the weighted average reset on the corresponding repurchase agreements was 2.5 months; and

•      actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. The Company’s liabilities under its repurchase agreements are all LIBOR-based, and the Company, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of March 31, 2005, over 28.3% of its adjustable-rate mortgage-backed securities were LIBOR-based.

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

Effect on Net Interest Income

The Company funds its investments in long-term fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid adjustable-rate mortgage-backed securities tend to increase while the income earned on such fixed-rate mortgage-backed securities and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. The Company may enter into interest rate cap contracts or forward funding agreements seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of the Company’s fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage related securities will be longer or shorter, which would reduce the effectiveness of any hedging techniques the Company may utilize and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. The Company’s hedging activity will also be limited by the asset and sources-of-income requirements applicable to it as a REIT.

Extension Risk

The Company invests in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of March 31, 2005, approximately 15.1% of the Company’s investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. The Company computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, the Company may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of the Company’s fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

The Company also invests in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-

backed security’s interest yield may change during any given period. However, the Company’s borrowing costs pursuant to its repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on the Company’s borrowings could increase without limitation by caps, while the interest-rate yields on the Company’s adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent the Company acquires adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on its adjustable-rate and hybrid adjustable-rate mortgage-backed securities than it needs in order to pay the interest cost on its related borrowings. These factors could lower the Company’s net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company’s financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

The Company intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage related securities it is financing. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage related securities and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company’s cost of funds would likely rise or fall more quickly than would its earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s financial condition, cash flows and results of operations.

Prepayment Risk

Prepayment rates for existing mortgage related securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage related securities could harm the Company’s results of operations in several ways. Some adjustable-rate mortgages underlying the Company’s adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rates, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. The Company currently owns mortgage related securities that were purchased at a premium. The prepayment of such mortgage related securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of the Company’s net interest income by such amount. Finally, in the event that the Company is unable to acquire new mortgage related securities to replace the prepaid mortgage related securities, its financial condition, cash flow and results of operations could be harmed.

Effect on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the Company’s assets. The Company faces the risk that the fair value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.

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

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate-sensitive investments at March 31, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-Rate
Fair Value $1,674,786,388
Change in Fair Value	$10,540,958	$(10,540,958)	$(21,081,917)
Change as a % of Fair Value	0.63%	(0.63)%	(1.26)%

Fixed-Rate
Fair Value $987,000,965
Change in Fair Value	$22,451,156	$(22,451,156)	$(44,902,312)
Change as a % of Fair Value	2.27%	(2.27)%	(4.55)%

CMO Floaters
Fair Value $73,743,802
Change in Fair Value	$(250,729)	$250,729	$501,458
Change as a % of Fair Value	(0.34)%	0.34%	0.68%

Hybrid
Fair Value $499,491,623
Change in Fair Value	$7,287,583	$(7,287,583)	$(14,575,166)
Change as a % of Fair Value	1.46%	(1.46)%	(2.92)%

Balloon
Fair Value $64,028,783
Change in Fair Value	$1,805,612	$(1,805,612)	$(3,611,223)
Change as a % of Fair Value	2.82%	(2.82)%	(5.64)%

Cash
Fair Value $113,855,808

Portfolio Total
Fair Value $3,299,051,561
Change in Fair Value	$41,834,580	$(41,834,580)	$(83,669,160)
Change as a % of Fair Value	1.27%	(1.27)%	(2.54)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall, a 100 basis point rise, and a 200 basis point rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-Rate
Fair Value $1,674,786,388
Change in Fair Value	$4,765,658	$(13,792,514)	$(34,174,498)
Change as a % of Fair Value	0.28%	(0.82)%	(2.04)%

Fixed-Rate
Fair Value $987,000,965
Change in Fair Value	$11,190,574	$(22,979,582)	$(53,734,663)
Change as a % of Fair Value	1.13%	(2.33)%	(5.44)%

CMO Floaters
Fair Value $73,743,802
Change in Fair Value	$(210,170)	$210,170	$145,275
Change as a % of Fair Value	(0.29)%	0.29%	0.20%

Hybrid
Fair Value $499,491,623
Change in Fair Value	$3,616,319	$(9,730,097)	$(22,542,056)
Change as a % of Fair Value	0.72%	(1.95)%	(4.51)%

Balloon
Fair Value $64,028,783
Change in Fair Value	$1,326,036	$(1,651,943)	$(3,345,504)
Change as a % of Fair Value	2.07%	(2.58)%	(5.23)%

Cash
Fair Value $113,855,808

Portfolio Total
Fair Value $3,299,051,561
Change in Fair Value	$20,688,417	$(47,943,966)	$(113,651,446)
Change as a % of Fair Value	0.63%	(1.45)%	(3.44)%

In addition to changes in interest rates, other factors impact the fair value of the Company’s interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of the Company’s assets would likely differ from that shown above, and such difference might be material and adverse to the Company’s stockholders.

The Company’s liabilities, consisting primarily of repurchase agreements, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, the Company could be required to post additional collateral in order to maintain the repurchase agreement position. The Company maintains a substantial cash position, as well as unpledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, the Company’s collateral as of March 31, 2005 would decline in value by approximately $113.7 million. Its cash and unpledged assets are currently sufficient to cover such shortfall. There can be no assurance, however, that the Company will always have sufficient cash or unpledged assets to cover shortfalls in all situations.

ITEM 4.                  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on March 24, 2005.

1.  Election of Directors.  At the meeting, two directors were elected for terms expiring in 2008.  For each nominee, the number of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
Robert E. Cauley	17,988,454	119,368
Buford H. Ortale	17,823,151	284,671

The following directors continued in office after the meeting: Maureen A. Hendricks, Jeffrey J. Zimmer, Kevin L. Bespolka and
W. Christopher Mortenson.

2.  Ratification of Appointment of Independent Auditors.  At the meeting, the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2005 was ratified.  The number of votes cast for and against the selection of the auditors and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
18,028,444	25,410	53,968

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32         Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIMINI MORTGAGE MANAGEMENT, INC.

		By:	/s/ Robert E. Cauley
Robert E. Cauley
Chief Financial Officer and Secretary

Date:	April 25, 2005