Form 10-Q
period 2005-06-30
BIMINI MORTGAGE MANAGEMENT INC
filed 2005-07-25
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

At June 30, 2005, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 20,385,936; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI MORTGAGE MANAGEMENT, INC.

2

PART I.        FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

BIMINI MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS

	(Unaudited) June 30, 2005	December 31, 2004
ASSETS

MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,867,102,548	$2,901,158,559
Unpledged, at fair value	9,103,448	72,074,338

TOTAL MORTGAGE-BACKED SECURITIES	3,876,205,996	2,973,232,897

CASH AND CASH EQUIVALENTS	152,770,370	128,942,436
RESTRICTED CASH	2,735,000	8,662,000
PRINCIPAL PAYMENTS RECEIVABLE	17,502,498	3,419,199
ACCRUED INTEREST RECEIVABLE	16,495,475	11,377,807
PROPERTY AND EQUIPMENT, net	2,342,533	2,050,923
INVESTMENT IN BIMINI CAPITAL TRUST I	1,550,000	—
PREPAIDS AND OTHER ASSETS	1,885,571	732,469

	$4,071,487,443	$3,128,417,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements	$3,717,832,589	$2,771,162,957
Junior subordinated notes due to Bimini Capital Trust I	51,550,000	—
Accrued interest payable	24,245,991	7,980,829
Unsettled security purchases	7,169,550	65,765,630
Dividend payable	8,486,958	—
Compensation and related costs payable	163,385	87,323
Accounts payable, accrued expenses and other	503,627	458,665

TOTAL LIABILITIES	3,809,952,100	2,845,455,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 98,000,000 shares designated; issued and outstanding, 20,385,936 shares at June 30, 2005 and 20,368,915 shares at December 31, 2004	20,386	20,369
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Additional paid-in capital	286,326,504	285,174,651
Accumulated other comprehensive loss	(23,131,952)	(1,155,771)
Accumulated deficit	(1,680,233)	(1,077,560)

TOTAL STOCKHOLDERS’ EQUITY	261,535,343	282,962,327

	$4,071,487,443	$3,128,417,731

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF INCOME

	(Unaudited) Six months ended		(Unaudited) Three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Interest income, net of amortization of premium and discount	$67,818,574	$18,153,131	$36,748,640	$10,959,098
Interest expense	(46,545,132)	(7,351,719)	(26,453,422)	(4,466,014)

NET INTEREST INCOME	21,273,442	10,801,412	10,295,218	6,493,084

GAIN ON SALES OF MORTGAGE-BACKED SECURITIES	1,982,382	—	—	—

DIRECT OPERATING EXPENSES	623,918	237,267	283,945	159,868

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related expenses	2,522,610	640,806	1,317,277	549,461
Directors’ fees	176,042	73,480	84,015	48,730
Directors’ liability insurance costs	130,931	68,591	66,508	27,509
Audit, legal and other professional fees	360,600	60,260	162,595	26,426
Other administrative expenses	315,485	210,653	162,479	113,897

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,505,668	1,053,790	1,792,874	766,023

NET INCOME	$19,126,238	$9,510,355	$8,218,399	$5,567,193

BASIC AND DILUTED INCOME PER CLASS A COMMON SHARE	$0.90	$1.06	$0.39	$0.62
BASIC AND DILUTED INCOME PER CLASS B COMMON SHARE	$0.90	$—	$0.39	$—

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:

BASIC	20,846,479	9,006,353	20,896,789	9,006,353
DILUTED	20,846,479	9,006,668	20,896,789	9,006,668

WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED	319,388	—	319,388	—

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$0.93	$0.91	$0.40	$0.52

CLASS B COMMON SHARE	$0.93	$—	$0.40	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

					Accumulated
	Common Stock,			Additional	Other
	Amounts at Par Value			Paid-in	Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total

Balances, December 31, 2004	$20,369	$319	$319	$285,174,651	$(1,155,771)	$(1,077,560)	$282,962,327

Issuance of Class A common shares for board compensation and phantom share exercises	17			176,025			176,042
Cash dividends declared, March 2005						(11,241,953)	(11,241,953)
Amortization of equity plan compensation				1,019,758			1,019,758
Stock issuance costs				(43,930)			(43,930)
Reclassify unrealized gain on security sales					(1,982,382)		(1,982,382)
Cash dividends declared, May 2005						(8,486,958)	(8,486,958)
Net income						19,126,238	19,126,238
Unrealized loss on available for sale securities, net					(19,993,799)		(19,993,799)
Comprehensive loss							(2,849,943)

Balances, June 30, 2005	$20,386	$319	$319	$286,326,504	$(23,131,952)	$(1,680,233)	$261,535,343

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six months ended June 30, 2005	(Unaudited) Six months ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,126,238	$9,510,355
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discount	14,844,054	9,290,363
Stock compensation, depreciation and amortization	1,269,492	136,981
Gain on sales of mortgage-backed securities	(1,982,382)	—
Changes in certain assets and liabilities:
Accrued interest receivable	(5,117,666)	(4,781,100)
Prepaids and other assets	363,782	(836,803)
Accrued interest payable	16,265,162	4,128,564
Accounts payable, accrued expenses and other	121,024	157,906
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,889,704	17,606,266

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(1,743,844,856)	(1,406,864,447)
Sales	172,040,665	—
Principal repayments	561,313,859	106,282,248
Purchases of property and equipment	(325,523)	(116,198)
NET CASH USED IN INVESTING ACTIVITIES	(1,010,815,855)	(1,300,698,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	5,927,000	—
Net borrowings under repurchase agreements	946,669,631	1,272,379,000
Net proceeds from trust preferred secruities offering	48,443,337	—
Stock issuance costs	(43,930)	—
Proceeds from sales of common stock, net of costs of issuance	—	85,112,817
Cash dividends paid	(11,241,953)	(3,903,569)
NET CASH PROVIDED BY FINANCING ACTIVITIES	989,754,085	1,353,588,248

NET CHANGE IN CASH AND CASH EQUIVALENTS	23,827,934	70,496,117

CASH AND CASH EQUIVALENTS, Beginning of the period	128,942,436	18,404,130

CASH AND CASH EQUIVALENTS, End of the period	$152,770,370	$88,900,247

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$30,279,970	$2,951,882

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$8,486,958	$5,369,410
Unsettled security purchases	$7,169,550	$—

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2005

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

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended June 30, 2005 are not necessarily indicative of results that can be expected for the year ended December 31, 2005.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In accordance with GAAP, the Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although the Company intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of the business. The Company currently classifies all of its securities as available-for-sale, and assets so classified are carried on the balance sheet at fair value, and unrealized gains or losses arising from changes in market values are excluded from earnings and reported in other comprehensive income or loss as a component of stockholders’ equity. Permanent impairment losses, if any, are reported in earnings.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at June 30, 2005 and December 31, 2004.

Restricted Cash

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counter-parties.  Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Credit Risk

At June 30, 2005, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan originator, geographic and other types of concentrations. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

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

Repurchase Agreements

The Company finances most acquisitions of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of June 30, 2005 and December 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender.  At June 30, 2005, the Company had amounts outstanding under repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $ 38.0 million. At December 31, 2004, the Company had amounts outstanding under repurchase agreements with 12 separate lenders with a maximum net exposure to any single lender of approximately $29.0 million.

At June 30, 2005, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities (unaudited):

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
Deutsche Bank Securities, Inc.	$884,438	$24,341	203	23.8%
Nomura Securities International, Inc.	783,805	38,041	132	21.1%
UBS Investment Bank, LLC	387,688	16,794	15	10.4%
Goldman Sachs	367,904	13,266	43	9.9%
Cantor Fitzgerald	330,472	15,436	126	8.9%
Bear Stearns & Co. Inc.	299,073	9,625	37	8.0%
Banc of America Securities, LLC	159,813	8,108	46	4.3%
REFCO Securities, LLC	116,602	4,373	24	3.1%
Washington Mutual	114,211	5,438	28	3.0%
Merrill Lynch	69,778	69	22	1.9%
Countrywide Securities Corp.	68,898	2,855	25	1.9%
Lehman Brothers	57,982	1,696	113	1.6%
Daiwa Securities America Inc.	56,350	3,154	26	1.5%
JP Morgan Securities	20,819	1,374	60	0.6%

Total	$3,717,833	$144,570		100.0%

(1)                                                       Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

At December 31, 2004, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities:

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

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 is not expected to have an impact on the Company. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in an aggregate of $1,195,800 and $641,005 of compensation expense for the six and three months ended June 30, 2005, respectively, and $127,686 and $102,936 of compensation expense for the six and three months ended June 30, 2004, respectively.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share,” (SFAS 128) and the guidance provided in EITF 03-6, “Participating Securities and the two-class method under FASB Statement No. 128, Earnings Per Share,” (EITF 03-6) which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share (“EPS”) on the face of the statement of income. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	(Unaudited) Six months ended		(Unaudited) Three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic and diluted EPS per Class A common share:
Numerator: net income allocated to the Class A common shares	$18,838,279	$9,510,355	$8,094,686	$5,567,193
Denominator-basic:
Class A common shares outstanding at the balance sheet date	20,385,936	10,012,188	20,385,936	10,012,188
Phantom shares issued as of the balance sheet date	512,072	—	516,961	—
Effect of weighting	(51,529)	(1,005,835)	(6,108)	(1,005,835)
Weighted average shares-basic	20,846,479	9,006,353	20,896,789	9,006,353
Basic EPS per Class A common share	$0.90	$1.06	$0.39	$0.62

Denominator-diluted:
Class A common shares outstanding at the balance sheet date	20,385,936	10,012,188	20,385,936	10,012,188
Phantom shares issued as of the balance sheet date	512,072	313,600	516,961	313,600
Effect of weighting	(51,529)	(1,319,120)	(6,108)	(1,319,120)
Weighted average shares- diluted	20,846,479	9,006,668	20,896,789	9,006,668
Diluted EPS per Class A common share	$0.90	$1.06	$0.39	$0.62

Basic and diluted EPS per Class B common share:
Numerator: net income allocated to the Class B common shares	$287,959	$—	$123,713	$—
Denominator-basic and diluted:
Class B shares outstanding at the balance sheet date	319,388	319,388	319,388	319,388
Effect of weighting (based on the date the Class B shares participate in dividends)	—	(319,388)	—	(319,388)
Weighted average shares-basic and diluted	319,388	—	319,388	—
Basic and diluted EPS per Class B common share	$0.90	n/a	$0.39	n/a

Comprehensive Income (Loss)

In accordance with SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to separately report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income (loss) arises from unrealized gains or losses generated from changes in market values of its securities held as available-for-sale. Comprehensive income (loss) is as follows:

	(Unaudited) Six months ended		(Unaudited) Three months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income	$19,126,238	$9,510,355	$8,218,399	$5,567,193

Realized gain on available for sale securites, net	(1,982,382)	—	—	—

Unrealized gain/(loss) on available for sale securities, net	(19,993,799)	(9,091,503)	(454,738)	(12,267,790)

Comprehensive (loss) income	$(2,849,943)	$418,852	$7,763,661	$(6,700,597)

NOTE 2.                SECURITIES

At June 30, 2005 and December 31, 2004, all of the Company’s securities were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of the Company’s securities:

	(Unaudited) June 30, 2005	December 31, 2004

Floating-Rate CMO’s	$68,098,395	$250,438,730
Hybrid Arms and Balloons	792,197,983	569,623,089
Adjustable-Rate Mortgages	2,106,746,376	1,403,381,666
Fixed-Rate Mortgages	909,163,242	749,789,412

	$3,876,205,996	$2,973,232,897

The following table presents the components of the carrying value of the Company’s MBS portfolio:

	(Unaudited) June 30, 2005	December 31, 2004

Principal balance	$3,784,668,467	$2,876,568,150
Unamortized premium	116,222,372	98,202,287
Unaccreted discount	(1,549,702)	(381,769)
Gross unrealized gains	7,224,674	7,824,313
Gross unrealized losses	(30,359,815)	(8,980,084)

Carrying value/estimated fair value	$3,876,205,996	$2,973,232,897

The following table presents for the Company’s investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at June 30, 2005 (unaudited):

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Fixed-Rate Mortgages	$541,619,221	$(6,958,295)	$179,547,850	$(4,981,429)	$721,167,071	(11,939,724)
Floating-Rate CMOs	—	—	—	—	—	—
Adjustable-Rate Mortgages	1,136,485,543	(12,937,033)	27,367,745	(752,408)	1,163,853,288	(13,689,441)
Hybrid Arms & Balloons	561,174,473	(3,182,827)	88,285,316	(1,547,823)	649,459,789	(4,730,650)
	$2,239,279,237	$(23,078,155)	$295,200,911	$(7,281,660)	$2,534,480,148	$(30,359,815)

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

The unrealized losses on the investments are not considered other-than-temporary, and are therefore not written-down as being impaired. The factors considered in making this determination included: the expected cash flow from the investment, the general quality of the MBS owned, any credit protection available, current market conditions, the magnitude and duration of the historical decline in market prices as well as the Company’s ability and intention to hold such securities owned.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.  At June 30, 2005 and December 31, 2004, the Company had no securities on which an impairment charge had been made.

NOTE 3.                REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance most of its security purchases. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offered Rate). At June 30, 2005, the Company had an outstanding amount of $3.7 billion with a net weighted average borrowing rate of 3.14%, and these agreements were collateralized by MBS with a fair value of $3.9 billion. At December 31, 2004, the Company had an outstanding amount of $2.8 billion with a net weighted average borrowing rate of 2.28% and these agreements were collateralized by MBS with a fair value of $2.9 billion.

At June 30, 2005, the Company’s repurchase agreements had remaining maturities as summarized below (unaudited):

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:

Amortized cost of securities sold, including accrued interest receivable	$137,972,341	$1,148,954,568	$1,049,190,324	$1,266,641,052	$3,602,758,285
Fair market value of securities sold, including accrued interest receivable	$138,548,148	$1,145,386,404	$1,039,560,024	$1,256,557,078	$3,580,051,654
Repurchase agreement liabilities associated with these securities	$135,548,000	$1,177,412,120	$1,127,145,469	$1,277,727,000	$3,717,832,589
Average interest rate of repurchase agreement liabilities	3.06%	3.05%	3.14%	3.23%	3.14%

At December 31, 2004, the Company’s repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$821,387,879	$975,251,727	$1,028,522,165	$2,825,161,771
Fair market value of securities sold, including accrued interest receivable	$—	$823,087,580	$975,020,524	$1,025,389,631	$2,823,497,735
Repurchase agreement liabilities associated with these securities	$—	$797,655,321	$968,417,528	$1,005,090,108	$2,771,162,957
Average interest rate of repurchase agreement liabilities	—	2.28%	2.11%	2.45%	2.28%

NOTE 4.    TRUST PREFERRED SECURITIES

On May 17, 2005, the Company completed a private offering of $50.0 million of trust preferred securities (the “Trust Preferred Securities”) through Bimini Capital Trust I, a Delaware statutory business trust sponsored by the Company.

Bimini Capital Trust I (“BCTI” or the “trust”) used the proceeds of the private offering, together with the Company’s investment of  $1.6 million in the BCTI common securities, to purchase $51.6 million aggregate principal amount of the Company’s Junior Subordinated Notes with terms that parallel the terms of the Trust Preferred Securities. The Trust Preferred Securities have a fixed rate of interest until March 30, 2010 at 7.61% and thereafter the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The Trust Preferred Securities require quarterly interest distributions and are redeemable at the Company’s option, in whole or in part and without penalty, beginning March 30, 2010 and at any date thereafter.  The notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

The trust is a variable interest entity pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because the Company’s investment in the trust’s common shares was financed directly by the trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN 46. Since the Company’s common shares investment in BCTI is not a variable interest, the Company is not the primary beneficiary of the trust. Therefore, the Company will not consolidate the financial statements of BCTI into its financial statements.  Based on the aforementioned accounting guidance, the financial statements present the notes issued to the trust as a liability and the investment in the BCTI as an asset. For financial statement purposes, the Company records interest expense on the corresponding notes issued to the BCTI on its statements of income.

NOTE 5.                                                 CAPITAL STOCK

Issuances of Common Stock

For the six months ended June 30, 2005, the Company issued a total of 12,132 shares of Class A Common Stock to its four independent directors for the payment of director fees for services rendered.

For the three months ended June 30, 2005, the Company issued 4,889 shares of its Class A Common Stock to an officer and director. These shares were issued pursuant to the terms of the phantom share grants (see note 6).

Dividends

On March 9, 2005, the Board of Directors declared a regular quarterly cash dividend of $0.53 per share on the Company’s Class A and Class B Common Stock for the quarter ending March 31, 2005. The dividend was paid on April 8, 2005.

On May 31, 2005, the Board of Directors declared a regular quarterly cash dividend of $0.40 per share on the Company’s Class A and Class B Common Stock for the quarter ending June 30, 2005. The dividend was paid on July 8, 2005.

NOTE 6.                STOCK INCENTIVE PLAN

On December 1, 2003, the Company adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide the Company with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. An initial grant of 313,600 phantom shares was made in June 2004.

During the six months ended June 30, 2005, the Company granted 203,361 phantom shares to employees. Each phantom share represents a right to receive a share of the Company’s Class A Common Stock, and a dividend equivalent right was also granted on each phantom share.

Phantom share awards are valued at the fair value of the Company’s Class A Common Stock at the date of the grant, for a total grant date value of $3,097,389. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period.  The phantom shares vest, based on the employees’ continuing employment, on a quarterly schedule as provided in the grant agreements, for periods from February 15, 2005 through November 15, 2008.

As of June 30, 2005, of all phantom stock awards granted to date, 99,461 shares have fully vested and 417,500 shares remain unvested.  No phantom share awards have expired or been forfeited by the grantee. Of the vested shares, 4,889 were distributed to a grantee during the three months ended June 30, 2005, so as of June 30, 2005 there remains 512,072 phantom shares outstanding.  Total compensation cost recognized for the six and three months ended June 30, 2005 was $1,019,757 and $556,994, respectively. Recognized compensation cost was $57,366 for both the six and three months ended June 30, 2004.  Dividends paid on phantom shares are charged to retained earnings when declared.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and related notes included elsewhere in this report.

Introduction and Overview

Bimini Mortgage Management, Inc. (“we”, “our” or “Company”) was formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). We earn returns on the spread between the yield on our assets and our costs, including the interest expense on the funds we borrow. We intend to borrow between eight and 12 times the amount of our equity capital to attempt to enhance our returns to stockholders. For purposes of this calculation we treat our Trust Preferred Securities as equity capital. We are self-managed and self-advised. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our initial taxable period ended December 31, 2003. As a REIT, we generally are not subject to federal income tax on the REIT taxable income that we distribute to our stockholders. In evaluating our assets and their performance, our management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment.

For the six and three months ended June 30, 2005, we had interest income of $67.8 million and $36.7 million, respectively, and interest expense of $46.5 million and $26.5 million, respectively. As of June 30, 2005, we had a weighted average yield on assets of 3.81% and a net weighted average borrowing cost of 3.14%. The constant prepayment rate for the portfolio was 28.4% for June 2005, which reflects the annualized proportion of principal that was prepaid. Prepayments on the loans underlying our mortgage related securities can alter the timing of the cash flows from the underlying loans to the Company. As a result, we gauge the interest rate sensitivity of our assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although most of the fixed-rate mortgage-backed securities in our portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of our portfolio will change as interest rates rise or fall. See “Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value.”

The second quarter of 2005 was a period when very short term rates went up and longer term rates went down. This phenomenon, which is referred to as a “flattening” of the yield curve, often occurs just prior to a period when the Federal Reserve completes a “tightening cycle.” Yet, the Federal Reserve is still in a tightening mode, having just raised the short term borrowing rate (the “Federal Funds Target Rate”) to 3.25% on June 30, 2005. One year ago, on June 30, 2004, the Federal Reserve began a series of Federal Funds Target Rate increases which have to this date resulted in the Federal Funds Target Rate increasing from 1.00% to 3.25% as of June 30, 2005.  During the second quarter of 2005, the one-month LIBOR rate increased 47.0 basis points to 3.340% and the longer 12-month LIBOR rate increased 3.5 basis points from 3.845% to 3.880%. The yield of the on-the-run two year Treasury note decreased 14.2 basis points from 3.775% to 3.633%.  During that same period, the yield of the on-the-run five year Treasury note decreased 47 basis points to 3.698% and the yield of the on-the-run ten year Treasury note decreased 57.0 basis points to 3.913%. It should be noted, however, that since the beginning of 2005, of the aforementioned LIBOR and Treasury notes, only the on-the-run Treasury ten year note is down in yield. Each of the other notes and indices is up in yield. Continued increases in the Federal Funds Target Rate will inevitably put pressure on earnings to the extent that our funding rates increase faster than the income on our adjustable rate mortgage related assets.

This flattening of the yield curve has affected our financial results as compared to prior periods.  The yields on our portfolio of mortgage-backed securities are affected by movements in both short and long term rates. In particular, while yields on our adjustable rate assets will ultimately move in response to movements in short term rates, they will do so with a lag owing to reset frequencies that are often greater than monthly. Yields on our fixed rate assets and longer resetting hybrids are driven primarily by longer term rates. Conversely, our repurchase agreement debt carries interest rates that are set based on short-term interest rates only (the short end of the yield curve). As the effect of Federal Reserve actions are reflected in LIBOR rates, our funding costs will increase as our repurchase agreements mature and are renewed at the then current rates. This will result in a tightening of our net interest spread.

The narrowing of the interest rate spread on our portfolio is evident when our June 30, 2005 portfolio data is compared to the March 31, 2005 data. The weighted average yield on our assets was 3.81% at June 30, 2005 while the net weighted average cost of borrowings was 3.14%, for a spread of 0.67%.  These same percentages at March 31, 2005 were 3.63% for assets and 2.78% for liabilities, or a spread of 0.85%.  These changes in the yield curve are also evident when our June 30, 2005 portfolio data is compared to June 30, 2004.  These same percentages at June 30, 2004 were 2.79% for assets and 1.26% for liabilities, or a spread of 1.53%.

This narrowing in the second quarter of 2005 resulted in the following changes in the Company’s financial results:  lower net interest income as compared to the first quarter of 2005 (even though our assets increased) and therefore lower net income;  reduced quarterly dividends;  and a lower fair market value of the investment portfolio which results in an increase in the Company’s accumulated other comprehensive loss.

Financial Condition

All of our assets at June 30, 2005 were acquired with the proceeds of our common stock offerings and the Trust Preferred Securities issued during the three months ended June 30, 2005, and through the use of leverage. On May 17, 2005 we received net proceeds after offering costs of $48.5 million from the issuance of the Trust Preferred Securities. The interest on the Trust Preferred Securities is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the Trust Preferred Securities are redeemable at the Company’s option at the end of the first five year period and at any subsequent date that the Company chooses. We believe that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt.

Mortgage Related Securities

At June 30, 2005, we held $3.9 billion of mortgage related securities at fair value. Our portfolio of mortgage related securities will typically be comprised of fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we plan to maintain a portfolio with an average effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move.

In response to the changing interest rate environment during the last year as the Board of the Federal Reserve voted to raise the Federal Funds Target Rate nine times, or a total of 2.25 basis points to 3.25% as of June 30, 2005, we began and have continued to modify the mix of mortgage related securities in our portfolio. This has been accomplished by purchasing greater percentages of adjustable-rate and hybrid adjustable-rate mortgage related securities and smaller percentages of fixed-rate mortgage related securities than we owned one year ago. This approach has altered the mix of mortgage related securities in our portfolio such that the percentage of adjustable-rate securities whose coupons reset in one year or less had increased to 54.4% on June 30, 2005 from 17.9% on June 30, 2004. The percentage of floating rate collateralized mortgage obligations has decreased to 1.76% of the portfolio from 34.0% on June 30, 2004 in order to minimize the potential negative effect of higher LIBOR rates on the 7.5% and 8.0% lifetime caps on those securities.  We are generally using the proceeds of our monthly mortgage-backed securities principal payments to purchase greater percentages of adjustable-rate and shorter resetting hybrid-adjustable-rate mortgage related securities and a smaller percentage of fixed-rate mortgage backed pools than we owned one year ago.

The following tables summarize our mortgage related securities as of June 30, 2005:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
	($000)
Fixed-Rate Mortgage-Backed Securities	$909,163	23.46%	6.46%	264	1-Jun-35	n/a	n/a	n/a
CMO Floaters	68,098	1.76%	3.70%	327	25-May-34	0.70	7.78%	n/a
Adjustable-Rate Mortgage-Backed Securities	2,106,746	54.35%	4.13%	338	1-Dec-42	4.35	10.64%	1.78%
Hybrid Adjustable Rate Mortgage-Backed Securities	732,348	18.89%	4.37%	343	1-Feb-35	23.33	9.99%	1.57%
Balloon Maturity Mortgage-Backed Securities	59,851	1.54%	4.07%	54	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,876,206	100.00%	4.71%	317	1-Dec-42	9.05	10.41%	1.71%

Agency	Market Value	Percentage of Entire Portfolio
	($000)
Fannie Mae	$2,470,045	63.72%
Freddie Mac	732,960	18.91%
Ginnie Mae	673,201	17.37%

Total Portfolio	$3,876,206	100.00%

Entire Portfolio

Effective Duration	0.57
Weighted Average Purchase Price	$102.95
Weighted Average Current Price	$102.42

As of June 30, 2005, approximately 48.39% of our portfolio of 15-year fixed-rate coupon mortgage securities, and 33.09% of our 30-year fixed-rate coupon mortgage securities, contained only loans with principal balances of $85,000 or less. Because of the low loan balances on these mortgages, we believe borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

The table below shows the principal balance of our investment securities, the net un-amortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of our investments and the fair market value expressed as a price for the current quarter and each of the previous five quarters.

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost / Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value / Principal Balance Held

At June 30, 2005	$3,784,668,467	$114,672,670	$3,899,341,137	103.030	$3,876,205,996	102.419
At March 31, 2005	$3,212,516,823	$109,389,703	$3,321,906,527	103.405	$3,299,051,561	102.694
At December 31, 2004	$2,876,319,085	$97,753,097	$2,974,072,182	103.399	$2,973,232,897	103.369
At September 30, 2004	$1,589,828,988	$48,498,955	$1,638,327,943	103.051	$1,638,264,065	103.047
At June 30, 2004	$1,479,500,209	$38,033,673	$1,517,533,882	102.571	$1,508,421,270	101.955
At March 31, 2004	$1,473,583,661	$39,535,014	$1,513,118,676	102.683	$1,516,539,744	102.915

We had approximately $152.8 million of cash and cash equivalents as of June 30, 2005. In addition to that amount, $2.7 million in cash was out on margin, which is temporarily encumbered as it is being used as collateral. This compares to $128.9 million of cash and cash equivalents on hand and $8.7 million of cash out on margin as of December 31, 2004.

Liabilities

In May 2005, the Company issued $50 million of Trust Preferred Securities through BCTI. The interest rate on the Trust Preferred Securities is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the Trust Preferred Securities are redeemable at the Company’s option at the end of the first five year period and at any subsequent date that the Company chooses. We believe that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt. However, the issuance of debt at a fixed rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if we are not able to invest at yields that exceed the cost of the Trust Preferred Securities.

We have entered into repurchase agreements to finance acquisitions of mortgage related securities. None of the counter-parties to these agreements are affiliates of us. These agreements are secured by our mortgage related securities and bear interest rates that have historically moved in close relationship to LIBOR. As of June 30, 2005, we had 19 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 14 of these agreements.

At June 30, 2005, we had approximately $3.7 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 3.14%, $135.5 million of which matures in one day, $1,177.4 million of which matures between two and 30 days, $1,127.1 million of which matures between 31 and 90 days, and $1,277.7 million of which matures in more than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counter-parties to our repurchase agreements. At June 30, 2005, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $3.9 billion and a weighted average maturity of 318 months.

At June 30, 2005, our repurchase agreements had the following counter-parties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk (1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
Deutsche Bank Securities, Inc.	$884,438	$24,341	203	23.8%
Nomura Securities International, Inc.	783,805	38,041	132	21.1%
UBS Investment Bank, LLC	387,688	16,794	15	10.4%
Goldman Sachs	367,904	13,266	43	9.9%
Cantor Fitzgerald	330,472	15,436	126	8.9%
Bear Stearns & Co. Inc.	299,073	9,625	37	8.0%
Banc of America Securities, LLC	159,813	8,108	46	4.3%
REFCO Securities, LLC	116,602	4,373	24	3.1%
Washington Mutual	114,211	5,438	28	3.0%
Merrill Lynch	69,778	69	22	1.9%
Countrywide Securities Corp.	68,898	2,855	25	1.9%
Lehman Brothers	57,982	1,696	113	1.6%
Daiwa Securities America Inc.	56,350	3,154	26	1.5%
JP Morgan Securities	20,819	1,374	60	0.6%

Total	$3,717,833	$144,570		100.0%

(1)           Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Equity

Accumulated other comprehensive loss, as reflected in the stockholders’ equity section, increased approximately $22.0 million from December 31, 2004 to June 30, 2005.  This is reflective of an overall decline in the fair value of our portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time, as described previously in the Introduction and Overview section, is the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of our assets is driven by movements in short term rates – rates typically inside two years. As mentioned above, these rates increased over the six month period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which our assets are priced.

The Company has negative retained earnings (titled “accumulated deficit” in the stockholders’ equity section) at each balance sheet date because of the consequences of the Company’s tax status as a REIT.  As is more fully described in the section titled “Future REIT Taxable Income Distributions,” the Company’s dividends are based on its REIT taxable income, and not on its income computed in accordance with generally accepted accounting principles (as reported in the accompanying financial statements).  Therefore, to the extent that the Company’s cumulative REIT taxable income is both (i) greater than the cumulative financial statement income, and (ii) is paid-out to the Company’s stockholders as dividends, the Company will report negative retained earnings on its balance sheet.

Results of Operations

We have experienced a significant growth in our assets over the past 18 months as we completed our private equity raises in January 2004 and February 2004, our public offerings in September 2004 and December 2004, and our issuance of Trust Preferred Securities in May 2005. This growth in our capitalization and assets results in the amounts and components of our income and expenses for the three and six month periods ending June 30, 2005 to differ significantly from the same periods in 2004.

As a result of our issuance of Trust Preferred Securities in May 2005, our assets increased substantially in the second quarter of 2005 as compared to the fourth quarter of 2004 and the second quarter of 2004. The proceeds from that offering were deployed by the end of June 2005.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

For the six months ended June 30, 2005 and 2004, we recorded $19.1 million and $9.5 million in net income, respectively.  Our net interest income for the six months ended June 30, 2005 and 2004 was $21.3 million and $10.8 million, respectively, our net gain on sale of securities was $2.0 million and $0, respectively and our expenses for those periods were $4.1 million and $1.3 million, resulting in net income of $19.1 million or $0.90 per diluted Class A Common Share and $9.5 million or $1.06 per diluted Class A Common Share, respectively.

(See the table below for results listed on a quarterly basis.)

For the six months ended June 30, 2005 and 2004, comprehensive income/(loss) was ($2.8) million including the net unrealized loss on the available for sale securities of ($20.0) million and $0.4 million including the net unrealized loss on available for sale securities of ($9.1) million, respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

For the three months ended June 30, 2005 and 2004, we recorded $8.2 million and $5.6 million in net income, respectively.  Our net interest income for the three months ended June 30, 2005 and 2004 was $10.3 million and $6.5 million, respectively, and our expenses for those periods were $2.1 million and $0.9 million, resulting in net income of $8.2 million or $0.39 per diluted Class A Common Share and $5.6 million or $0.62 per diluted Class A Common Share, respectively.

For the three months ended June 30, 2005 and 2004, comprehensive income/(loss) was $7.8 million including the net unrealized loss on the available for sale securities of ($0.5) million and ($6.7) million including the net unrealized loss on available for sale securities of ($12.3) million, respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

The table below shows our average investments held, total interest income, yield on average earning assets, average repurchase balances outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended June 30, 2005 and the five previous quarters.  We commenced operations on December 19, 2003 and quarterly results for the period ended December 31, 2003 are not meaningful.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread

June 30, 2005	$3,587,628,779	$36,748,640	4.097%	$3,449,743,973	$26,703,422	3.096%	$10,045,218	1.001%
March 31, 2005	$3,136,142,229	$31,069,934	3.963%	$2,976,409,157	$19,841,710	2.667%	$11,228,224	1.296%
December 31, 2004	$2,305,748,481	$20,463,071	3.550%	$2,159,890,886	$10,824,164	2.005%	$9,638,907	1.545%
September 30, 2004	$1,573,342,668	$11,017,346	2.801%	$1,504,919,407	$4,253,337	1.131%	$6,764,009	1.670%
June 30, 2004	$1,512,480,507	$10,959,098	2.898%	$1,452,004,000	$4,344,012	1.197%	$6,615,086	1.702%
March 31, 2004	$871,140,453	$7,194,033	3.303%	$815,814,500	$2,736,434	1.342%	$4,457,599	1.962%

As discussed previously, actions by the Federal Reserve and the resulting impact on various market interest rates have adversely impacted the net interest spread earned on our portfolio of MBS securities over our repurchase agreement funding.  Management has taken steps to mitigate the continued impact of further interest rate movements initiated by the Federal Reserve.  As discussed above, our portfolio of MBS securities has been adjusted and now contains a greater proportion of adjustable rate securities whose coupons reset in 12 months or less.  However, while the coupons on these securities reset frequently and their coupons are tied to the same market interest rates impacted by Federal Reserve actions, they do so with a lag and there is no assurance that our net interest spread will not be compressed further.

Liquidity and Capital Resources

Our primary source of funds as of June 30, 2005 consisted of repurchase agreements totaling $3.7 billion, with a net weighted average borrowing cost of 3.14%. We expect to continue to borrow funds in the form of repurchase agreements. At June 30, 2005, we had master repurchase agreements in place with 19 counter-parties and had outstanding balances under 14 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counter-party. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of June 30, 2005, all of our existing repurchase agreements mature in less than one year. Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our lenders to initiate margin calls.

In December 2004, the Company entered into contracts and paid commitment fees to three lenders providing for an aggregate of $900 million in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. The Company has no obligation to utilize these repurchase lines. During the second quarter of 2005, the Company increased the size of one of these lines to $1 billion and extended the maturity of the $1 billion line to April 2006. The total amount of committed lines now stands at $1.6 billion. In addition, $100 million of the $1 billion line may be used to finance principal prepayments due the Company, but not yet received, by Ginnie Mae, Fannie Mae, and Freddie Mac. This arrangement, which has predetermined fees which are due, only if the line is utilized, benefits the Company by making cash management less dependent of the vagaries of monthly prepays. The Company believes that this principal prepayment funding arrangement is unique in the industry and will benefit the Company greatly, primarily by increasing liquidity.

For liquidity, we will also rely on cash flow from operations, primarily monthly principal and interest payments to be received on our mortgage related securities, as well as any primary securities offerings authorized by our Board of Directors.

We believe that equity capital and the funds from the offering of the Trust Preferred Securities, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable us to meet anticipated liquidity requirements. Various changes in market conditions could adversely affect our liquidity, including increases in interest rates and increases in prepayment rates substantially above our expectations. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may be required to pledge additional assets to meet margin calls, liquidate mortgage related securities or sell debt or additional equity securities. If required, the sale of mortgage related securities at prices lower than the carrying value of such assets would result in losses and reduced income.

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

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at June 30, 2005.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	More than 5 Years

Repurchase Agreements	$3,717,832,589	$3,717,832,589	$—
Junior subordinated notes due to Bimini Capital Trust I	51,550,000	—	51,550,000
Total	$3,769,382,589	$3,717,832,589	$51,550,000

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made based upon information available to us at that time. For a description of all of the accounting policies that management believes are the most critical, refer to our Annual Report on Form 10-K for the year ended December 31, 2004. Certain of our critical accounting policies are described below:

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

The decline in fair value of investments held in our portfolio at June 30, 2005, and December 31, 2004 is not considered to be other than temporary.  Accordingly the write down to fair value is recorded in other comprehensive loss as an unrealized loss.  The factors considered in making this determination included the expected cash flow from the investment, the general quality of the mortgage related security owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as the Company’s ability and intention to hold such securities owned.

Interest Income Recognition

Interest income on our mortgage related securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards, or SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17.” Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. To make assumptions as to future estimated rates of prepayments, we currently use actual market prepayment history for our securities and for similar securities that we do not own and current market conditions. If our estimate of prepayments is incorrect, we are required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

For the six month period ended June 30, 2005, the Company’s REIT taxable income was estimated to be approximately $980,000 greater than the Company’s GAAP net income, and the Company therefore has declared and paid REIT distributions (dividends) during 2005 based on this higher amount.  The most significant portion of this amount is attributable to the phantom stock awards, as these awards result in current charges against GAAP net income that are not current deductions for REIT taxable income. The future deduction of phantom stock award charges against REIT taxable income is uncertain both to the year and as to the amount.

Depending on the actual size of these timing or temporary differences, some of which are not entirely in the Company’s control, future REIT distributions (dividends) may be substantially greater than or less than the Company’s GAAP net income in any future reporting quarter or year.  Since inception through June 30, 2005, the Company’s REIT taxable income is estimated to be approximately $1.9 million greater than the Company’s GAAP net income.

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

•      attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. The Company attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At June 30, 2005, the weighted average months to reset of the Company’s adjustable-rate mortgage-backed securities was 4.35 months and the weighted average reset on the corresponding repurchase agreements was 2.13 months; and

•      actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. The Company’s liabilities under its repurchase agreements are all LIBOR-based, and the Company, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of June 30, 2005, over 29.1% of its adjustable-rate mortgage-backed securities were LIBOR-based.

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

As a further means of protecting its portfolio against the effects of major interest rate changes the Company may employ a limited hedging strategy under which it purchases interest rate cap contracts (under which it would generally be entitled to payment if interest rate indices exceed the agreed rates). We currently do not have any such contracts.

Interest Rate Risk

The Company is subject to interest rate risk in connection with its investments in mortgage related securities and its related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates. The Company has also issued $50 million of Trust Preferred Securities that has a fixed rate for five years, and then a floating rate for 25 years thereafter. The Company’s issuance of Trust Preferred Securities at a fixed rate for five years could create an interest rate mismatch if the Company could not invest at yields that exceed the cost of the Trust Preferred Securities. The Company presently believes that it can invest the Trust Preferred Securities proceeds (considering the use of leverage) at yields that exceed the cost of the Trust Preferred Securities.

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

Extension Risk

The Company invests in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of June 30, 2005, approximately 18.9% of the Company’s investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. The Company computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, the Company may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of the Company’s fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

The Company also invests in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security’s interest yield may change during any given period. However, the Company’s borrowing costs pursuant to its repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on the Company’s borrowings could increase without limitation by caps, while the interest-rate yields on the Company’s adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent the Company acquires adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in the Company’s receipt of less cash income on its adjustable-rate and hybrid adjustable-rate mortgage-backed securities than it needs in order to pay the interest cost on its related borrowings. These factors could lower the Company’s net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company’s financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

The Company intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgage related securities it is financing. Thus, the Company anticipates that in most cases the interest rate indices and re-pricing terms of its mortgage related securities and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, the Company’s cost of funds would likely rise or fall more quickly than would its earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company’s financial condition, cash flows and results of operations. In addition, the Company’s issuance of Trust Preferred Securities at a fixed rate for five years could create an interest rate mismatch if the Company could not invest at yields that exceed the cost of the Trust Preferred Securities.

Prepayment Risk

Prepayment rates for existing mortgage related securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage related securities could harm the Company’s results of operations in several ways. Some adjustable-rate mortgages underlying the Company’s adjustable-rate mortgage-backed securities may bear initial “teaser” interest rates that are lower than their “fully-indexed” rate, which refers to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. The Company currently owns mortgage related securities that were purchased at a premium. The prepayment of such mortgage related securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of the Company’s net interest income by such amount. Finally, in the event that the Company is unable to acquire new mortgage related securities to replace the prepaid mortgage related securities, its financial condition, cash flow and results of operations could be harmed.

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

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate-sensitive investments at June 30, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-Rate
Fair Value 2,106,746,376
Change in Fair Value	4,505,306	(4,505,306)	(9,010,612)
Change as a % of Fair Value	0.21%	(0.21)%	(0.43)%

Fixed-Rate
Fair Value 909,163,242
Change in Fair Value	11,827,857	(11,827,857)	(23,655,713)
Change as a % of Fair Value	1.30%	(1.30)%	(2.60)%

CMO Floaters
Fair Value 68,098,395
Change in Fair Value	(53,712)	53,712	107,424
Change as a % of Fair Value	(0.08)%	0.08%	0.16%

Hybrid
Fair Value 732,347,350
Change in Fair Value	4,637,975	(4,637,975)	(9,275,950)
Change as a % of Fair Value	0.63%	(0.63)%	(1.27)%

Balloon
Fair Value 59,850,633
Change in Fair Value	1,216,417	(1,216,417)	(2,432,833)
Change as a % of Fair Value	2.03%	(2.03)%	(4.06)%

Cash
Fair Value 152,770,370

Portfolio Total
Fair Value 3,876,205,996
Change in Fair Value	22,133,843	(22,133,843)	(44,267,684)
Change as a % of Fair Value	0.57%	(0.57)%	(1.14)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall, a 100 basis point rise, and a 200 basis point rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-Rate
Fair Value 2,106,746,376
Change in Fair Value	$851,850	(11,787,052)	(33,684,166)
Change as a % of Fair Value	0.04%	(0.56)%	(1.60)%

Fixed-Rate
Fair Value 909,163,242
Change in Fair Value	$5,518,221	(21,604,240)	(51,863,923)
Change as a % of Fair Value	0.61%	(2.38)%	(5.70)%

CMO Floaters
Fair Value 68,098,395
Change in Fair Value	$(145,275)	297,520	266,470
Change as a % of Fair Value	(0.21)%	0.44%	0.39%

Hybrid
Fair Value 732,347,350
Change in Fair Value	$2,362,251	(9,065,746)	(23,277,510)
Change as a % of Fair Value	0.32%	(1.24)%	(3.18)%

Balloon
Fair Value 59,850,633
Change in Fair Value	$909,622	(1,377,425)	(2,873,152)
Change as a % of Fair Value	1.52%	(2.30)%	(4.80)%

Cash
Fair Value 152,770,370

Portfolio Total
Fair Value 3,876,205,996
Change in Fair Value	$9,496,669	(43,536,943)	(111,432,281)
Change as a % of Fair Value	0.24%	(1.12)%	(2.87)%

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

The Company’s liabilities, consisting primarily of repurchase agreements as well as $50 million of Trust Preferred Securities, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, the Company could be required to post additional collateral in order to maintain the repurchase agreement position. The Company maintains a substantial cash position, as well as un-pledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, the Company’s collateral as of June 30, 2005 would decline in value by approximately $111.4 million. Our cash and un-pledged assets are currently sufficient to cover this level of shortfall. There can be no assurance, however, that the Company will always have sufficient cash or un-pledged assets to cover shortfalls in all situations.

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

BIMINI MORTGAGE MANAGEMENT, INC.

		By:	/s/ Robert E. Cauley
Robert E. Cauley
Chief Financial Officer and Secretary

Date:	July 25, 2005