Form 10-Q
period 2005-09-30
BIMINI MORTGAGE MANAGEMENT INC
filed 2005-10-28
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

At September 30, 2005, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 20,397,210; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI MORTGAGE MANAGEMENT, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

BIMINI MORTGAGE MANAGEMENT, INC.

BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,856,216,501	$2,901,158,559
Unpledged, at fair value	2,103,201	72,074,338

TOTAL MORTGAGE-BACKED SECURITIES	3,858,319,702	2,973,232,897

CASH AND CASH EQUIVALENTS	130,089,802	128,942,436
RESTRICTED CASH	—	8,662,000
PRINCIPAL PAYMENTS RECEIVABLE	29,192,949	3,419,199
ACCRUED INTEREST RECEIVABLE	16,696,603	11,377,807
PROPERTY AND EQUIPMENT, net	2,619,988	2,050,923
INVESTMENT IN BIMINI CAPITAL TRUST I	1,550,000	—
PREPAIDS AND OTHER ASSETS	3,949,278	732,469

	$4,042,418,322	$3,128,417,731

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements	$3,729,373,642	$2,771,162,957
Junior subordinated notes due to Bimini Capital Trust I	51,550,000	—
Accrued interest payable	20,104,380	7,980,829
Unsettled security purchases	—	65,765,630
Dividend payable	8,064,084	—
Compensation and related costs payable	175,291	87,323
Accounts payable, accrued expenses and other	546,131	458,665

TOTAL LIABILITIES	3,809,813,528	2,845,455,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.001 par value; 98,000,000 shares designated; issued and outstanding, 20,397,210 shares at September 30, 2005 and 20,368,915 shares at December 31, 2004	20,397	20,369
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding each period	319	319
Additional paid-in capital	286,923,304	285,174,651
Accumulated other comprehensive loss	(52,470,499)	(1,155,771)
Accumulated deficit	(1,869,046)	(1,077,560)

TOTAL STOCKHOLDERS’ EQUITY	232,604,794	282,962,327

	$4,042,418,322	$3,128,417,731

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF INCOME

	Nine months ended		Three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)		(Unaudited)
Interest income, net of amortization of premium and discount	$111,392,882	$29,170,477	$43,574,308	$11,017,346
Interest expense	(80,053,678)	(11,691,806)	(33,508,546)	(4,405,998)

NET INTEREST INCOME	31,339,204	17,478,671	10,065,762	6,611,348

NET GAIN ON SALES OF MORTGAGE-BACKED SECURITIES	1,993,457	121,664	11,075	121,664

DIRECT OPERATING EXPENSES	923,205	480,227	299,287	177,048

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related expenses	3,925,044	1,204,435	1,402,435	563,629
Directors’ fees	260,057	122,341	84,015	52,021
Directors’ liability insurance costs	209,754	102,887	78,823	34,296
Audit, legal and other professional fees	570,594	221,584	209,994	98,500
Other administrative expenses	442,498	212,413	127,026	61,425

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,407,947	1,863,660	1,902,293	809,871

NET INCOME	$27,001,509	$15,256,448	$7,875,257	$5,746,093

BASIC AND DILUTED INCOME PER CLASS A COMMON SHARE	$1.27	$1.56	$0.37	$0.51
BASIC AND DILUTED INCOME PER CLASS B COMMON SHARE	$1.27	$1.65	$0.37	$0.53

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED	20,864,842	9,648,176	20,900,703	10,866,734

WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING PER SHARE AMOUNTS:

BASIC AND DILUTED	319,388	106,074	319,388	319,388

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$1.31	$1.43	$0.38	$0.52

CLASS B COMMON SHARE	$1.31	$0.52	$0.38	$0.52

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Common Stock, Amounts at Par Value			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total

Balances, December 31, 2004	$20,369	$319	$319	$285,174,651	$(1,155,771)	$(1,077,560)	$282,962,327

Issuance of Class A common shares for board compensation and phantom share exercises	28			260,028			260,056
Cash dividends declared, March 2005						(11,241,953)	(11,241,953)
Amortization of equity plan compensation				1,574,661			1,574,661
Stock issuance costs				(86,036)			(86,036)
Reclassify unrealized net gain on security sales					(1,993,457)		(1,993,457)
Cash dividends declared, May 2005						(8,486,958)	(8,486,958)
Cash dividends declared, August 2005						(8,064,084)	(8,064,084)
Net income						27,001,509	27,001,509
Unrealized loss on available for sale securities, net					(49,321,271)		(49,321,271)
Comprehensive loss							(24,313,219)

Balances, September 30, 2005	$20,397	$319	$319	$286,923,304	$(52,470,499)	$(1,869,046)	$232,604,794

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,001,509	$15,256,448
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discount	16,657,961	13,717,516
Stock compensation, depreciation and amortization	2,007,587	539,803
Net gain on sales of mortgage-backed securities	(1,993,457)	(121,664)
Changes in certain assets and liabilities:
Accrued interest receivable	(5,318,794)	(5,698,098)
Prepaids and other assets	(3,435,994)	(72,814)
Accrued interest payable	12,123,551	6,280,663
Accounts payable, accrued expenses and other	175,434	409,822
NET CASH PROVIDED BY OPERATING ACTIVITIES	47,217,794	30,311,676

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(2,307,378,255)	(1,974,987,075)
Sales	240,735,761	360,124,493
Principal repayments	1,024,037,076	188,228,139
Purchases of property and equipment	(624,319)	(128,854)
NET CASH USED IN INVESTING ACTIVITIES	(1,043,229,737)	(1,426,763,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	8,662,000	—
Net borrowings under repurchase agreements	958,210,685	1,359,777,814
Net proceeds from trust preferred securities offering	50,101,571	—
Stock issuance costs	(86,036)	—
Proceeds from sales of common stock, net of costs of issuance	—	161,312,122
Cash dividends paid	(19,728,911)	(9,272,979)
NET CASH PROVIDED BY FINANCING ACTIVITIES	997,159,309	1,511,816,957

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,147,366	115,365,336

CASH AND CASH EQUIVALENTS, Beginning of the period	128,942,436	18,404,130

CASH AND CASH EQUIVALENTS, End of the period	$130,089,802	$133,769,466

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$84,195,289	$5,053,119

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$8,064,084	$5,537,295

See notes to financial statements.

BIMINI MORTGAGE MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2005

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

Merger Agreement

On September 29, 2005, the Company executed a definitive merger agreement with Opteum Financial Services, LLC (“Opteum”), a privately held home mortgage lender headquartered in Paramus, New Jersey. Opteum has nearly 1,000 associates operating out of 30 offices and lending in 44 states. The transaction, in which Opteum will become a wholly-owned taxable REIT subsidiary of the Company, is expected to close in November 2005 and is subject to customary closing conditions.

Under the terms of the merger agreement, the Company has agreed to issue in the merger 3,717,242 shares of Class A Common Stock and 1,800,000 Series A convertible preferred shares to the stockholders of Opteum in exchange for 100% of the stock of Opteum. The new class of preferred shares would be convertible into Class A Common Stock of the Company, on a one-for-one basis, if the Company’s stockholders approve the conversion at a future stockholder meeting. In addition, the Company has agreed to lend approximately $65 million to Opteum to repay existing debt. The Company has also agreed to pay the Opteum stockholders a contingent earn-out of up to $17.5 million over the next five years payable in cash, or under certain circumstances, Series A convertible preferred shares, based on the achievement by Opteum of certain specific financial objectives. In return, Opteum has agreed that at the time of the merger it will have a book value of $60 million. The three most senior executives of Opteum agreed to enter into long term employment contracts upon completion of the merger.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholder equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended September 30, 2005 are not necessarily indicative of results that can be expected for the year ended December 31, 2005.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at September 30, 2005 and December 31, 2004.

Restricted Cash

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counter-parties.  Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Credit Risk

At September 30, 2005, the Company had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan originator, geographic and other types of concentrations. The Company manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

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

Repurchase Agreements

The Company finances most acquisitions of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of September 30, 2005 and December 31, 2004, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company’s repurchase agreements generally range from one month to 36 months; however, the Company is not precluded from entering into repurchase agreements with longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender’s assets for the difference between the amount loaned to the Company and the estimated fair value of the collateral pledged to such lender.  At September 30, 2005, the Company had amounts outstanding under repurchase agreements with 14 separate lenders with a maximum net exposure (the difference between the amount loaned to the Company and the estimated fair value of the security pledged by the Company as collateral) to any single lender of approximately $39.0 million. At December 31, 2004, the Company had amounts outstanding under repurchase agreements with 12 separate lenders with a maximum net exposure to any single lender of approximately $29.0 million.

At September 30, 2005, the Company’s repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities (unaudited):

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
Deutsche Bank Securities, Inc.	$941,027	$11,777	129	25.3%
Nomura Securities International, Inc.	817,596	38,926	174	21.9%
Cantor Fitzgerald	530,931	24,645	160	14.2%
REFCO Securities, LLC	323,273	9,359	115	8.7%
Washington Mutual	233,932	10,961	14	6.3%
Bear Stearns & Co. Inc.	196,476	6,813	217	5.3%
Goldman Sachs	188,989	5,670	39	5.1%
JP Morgan Securities	132,036	5,575	142	3.5%
Merrill Lynch	128,119	1,677	188	3.4%
UBS Investment Bank, LLC	109,052	4,627	123	2.9%
Lehman Brothers	57,982	1,345	21	1.6%
Countrywide Securities Corp.	45,975	2,653	82	1.2%
Daiwa Securities America Inc.	19,825	1,167	279	0.5%
Morgan Stanley	4,161	172	95	0.1%

Total	$3,729,374	$125,367		100.0%

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

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The adoption of SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 is not expected to have a significant impact on the Company. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company currently incurs share-based payment charges for its stock incentive plan (see note 6) and for shares issued to its outside directors for payment of their directors fees. All of the Company’s stock-based compensation transactions resulted in an aggregate of $1,834,717 and $638,919 of compensation expense for the nine and three months ended September 30, 2005, respectively, and $523,902 and $396,216 of compensation expense for the nine and three months ended September 30, 2004, respectively.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	Nine months ended		Three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)		(Unaudited)
Basic and diluted EPS per Class A common share:
Numerator: net income allocated to the Class A common shares	$26,595,023	$15,081,676	$7,756,746	$5,575,944
Denominator-basic and diluted:
Class A common shares outstanding at the balance sheet date	20,397,210	15,765,656	20,397,210	15,765,656
Participating phantom shares issued as of the balance sheet date	504,675	313,600	504,675	313,600
Effect of weighting	(37,043)	(6,431,080)	(1,182)	(5,212,522)
Weighted average shares-basic and diluted	20,864,842	9,648,176	20,900,703	10,866,734
Basic and diluted EPS per Class A common share	$1.27	$1.56	$0.37	$0.51

Basic and diluted EPS per Class B common share:
Numerator: net income allocated to the Class B common shares	$406,486	$174,772	$118,525	$170,149
Denominator-basic and diluted:
Class B shares outstanding at the balance sheet date	319,388	319,388	319,388	319,388
Effect of weighting (based on the date the Class B shares participate in dividends)	—	(213,314)	—	—
Weighted average shares-basic and diluted	319,388	106,074	319,388	319,388
Basic and diluted EPS per Class A common share	$1.27	$1.65	$0.37	$0.53

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

	Nine months ended		Three months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(Unaudited)		(Unaudited)
Net income	$27,001,509	$15,256,448	$7,875,257	$5,746,093

Realized gain on available for sale securities, net	(1,993,457)	(121,664)	(11,075)	(121,664)

Unrealized gain/(loss) on available for sale securities, net	(49,321,271)	77,196	(29,327,409)	9,168,699

Comprehensive (loss) income	$(24,313,219)	$15,211,980	$(21,463,227)	$14,793,128

NOTE 2.   SECURITIES

At September 30, 2005 and December 31, 2004, all of the Company’s securities were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of the Company’s securities:

	September 30, 2005	December 31, 2004
	(Unaudited)
Floating-Rate CMO’s	$—	$250,438,730
Hybrid Arms and Balloons	882,618,782	569,623,089
Adjustable-Rate Mortgages	2,166,581,042	1,403,381,666
Fixed-Rate Mortgages	809,119,878	749,789,412
	$3,858,319,702	$2,973,232,897

The following table presents the components of the carrying value of the Company’s MBS portfolio:

	September 30, 2005	December 31, 2004
	(Unaudited)
Principal balance	$3,797,400,645	$2,876,568,150
Unamortized premium	116,703,040	98,202,287
Unaccreted discount	(3,310,379)	(381,769)
Gross unrealized gains	3,669,212	7,824,313
Gross unrealized losses	(56,142,816)	(8,980,084)
Carrying value/estimated fair value	$3,858,319,702	$2,973,232,897

The following table presents for the Company’s investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at September 30, 2005 (unaudited):

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Floating-Rate CMOs	$—	$—	$—	$—	$—	$—
Hybrid Arms & Balloons	619,020,190	(8,738,949)	48,878,942	(1,226,658)	667,899,132	(9,965,607)
Adjustable-Rate Mortgages	1,510,346,785	(24,429,300)	98,995,112	(2,639,937)	1,609,341,897	(27,069,237)
Fixed-Rate Mortgages	632,720,407	(12,115,896)	200,190,753	(6,992,076)	832,911,160	(19,107,972)

	$2,762,087,382	$(45,284,145)	$348,064,807	$(10,858,671)	$3,110,152,189	$(56,142,816)

The following table presents for the Company’s investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2004:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Floating-Rate CMOs	$—	$—	$—	$—	$—	$—
Hybrid Arms & Balloons	334,918,233	(1,974,605)	31,954,324	(75,968)	366,872,557	(2,050,573)
Adjustable-Rate Mortgages	479,284,021	(2,930,772)	9,374,573	(21,845)	488,658,594	(2,952,617)
Fixed-Rate Mortgages	519,546,019	(3,950,372)	11,260,668	(26,522)	530,806,687	(3,976,894)

	$1,333,748,273	$(8,855,749)	$52,589,565	$(124,335)	$1,386,337,838	$(8,980,084)

All of the Company’s investments have contractual maturities greater than two years. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The unrealized losses on the investments are not considered other-than-temporary, and are therefore not written-down as being impaired. The factors considered in making this determination included: the expected cash flow from the investment, the general quality of the MBS owned, any credit protection available, current market conditions, the magnitude and duration of the historical decline in market prices as well as the Company’s ability and intention to hold such securities owned.  Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.  At September 30, 2005 and December 31, 2004, the Company had no securities on which an impairment charge had been made.

NOTE 3.   REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance most of its security purchases. The repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offered Rate). At September 30, 2005, the Company had an outstanding amount of $3.7 billion with a net weighted average borrowing rate of 3.75%, and these agreements were collateralized by MBS with a fair value of $3.9 billion. At December 31, 2004, the Company had an outstanding amount of $2.8 billion with a net weighted average borrowing rate of 2.28% and these agreements were collateralized by MBS with a fair value of $2.9 billion.

At September 30, 2005, the Company’s repurchase agreements had remaining maturities as summarized below (unaudited):

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$1,003,660,106	$370,644,726	$2,324,971,638	$3,699,276,470
Fair market value of securities sold, including accrued interest receivable	$—	$997,067,965	$363,123,771	$2,290,690,407	$3,650,882,143
Repurchase agreement liabilities associated with these securities	$—	$1,044,159,014	$397,581,000	$2,287,633,628	$3,729,373,642
Average interest rate of repurchase agreement liabilities	—	3.46%	3.65%	3.90%	3.75%

At December 31, 2004, the Company’s repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$821,387,879	$975,251,727	$1,028,522,165	$2,825,161,771
Fair market value of securities sold, including accrued interest receivable	$—	$823,087,580	$975,020,524	$1,025,389,631	$2,823,497,735
Repurchase agreement liabilities associated with these securities	$—	$797,655,321	$968,417,528	$1,005,090,108	$2,771,162,957
Average interest rate of repurchase agreement liabilities	—	2.28%	2.11%	2.45%	2.28%

NOTE 4.   TRUST PREFERRED SECURITIES

On May 17, 2005, the Company completed a private offering of $50.0 million of trust preferred securities through Bimini Capital Trust I, a Delaware statutory business trust sponsored and wholly-owned by the Company.

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

The trust is a variable interest entity pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because the Company’s investment in the trust’s common shares was financed directly by the trust as a result of its loan of the proceeds to the Company, that investment is not considered to be an equity investment at risk pursuant to FIN 46. Since the Company’s common shares investment in BCTI is not a variable interest, the Company is not the primary beneficiary of the trust. Therefore, the Company has not consolidated the financial statements of BCTI into its financial statements.  Based on the aforementioned accounting guidance, the financial statements present the notes issued to the trust as a liability and the investment in the BCTI as an asset. For financial statement purposes, the Company records interest expense on the corresponding notes issued to the BCTI on its statements of income.

On September 29, 2005, the Company committed to a private offering of $50.0 million of trust preferred securities which was completed on October 5, 2005. The trust preferred securities were issued through Bimini Capital Trust II, a Delaware statutory business sponsored and wholly-owned by the Company.

Bimini Capital Trust II (“BCTII”) used the proceeds of the private offering, together with the Company’s investment of $1.5 million in the BCTII common securities to purchase $51.5 million aggregate principal amount of the Company’s Junior Subordinated Notes with terms that parallel the terms of the trust preferred securities. The trust preferred securities have a fixed rate of interest until December 15, 2010 at 7.8575% and thereafter the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The trust preferred securities require quarterly interest distributions and are redeemable at the Company’s option, in whole or in part and without penalty, beginning December 15, 2010 and at any date thereafter. The notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

NOTE 5.   CAPITAL STOCK

Issuances of Common Stock

During the nine months ended September 30, 2005, the Company issued a total of 18,099 shares of Class A Common Stock to its four independent directors for the payment of director fees for services rendered.

For the nine months ended September 30, 2005, the Company issued 9,778 shares of its Class A Common Stock to an officer and director. These shares were issued pursuant to the terms of the phantom share grants (see note 6).

For the three months ended September 30, 2005, the Company issued 418 shares of its Class A Common Stock to a former employee. These shares were issued pursuant to the terms of the phantom share grants (see note 6).

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

On August 24, 2005, the Board of Directors declared a regular quarterly cash dividend of $0.38 per share on the Company’s Class A and Class B Common Stock for the quarter ending September 30, 2005. The dividend was paid on October 7, 2005.

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

During the nine months ended September 30, 2005, the Company granted 204,861 phantom shares to employees. Each phantom share represents a right to receive a share of the Company’s Class A Common Stock. Dividend equivalent rights were also granted on 203,361 of these phantom shares; the remaining 1,500 phantom shares are not entitled to receive dividend equivalent rights until they vest.

Phantom share awards are valued at the fair value of the Company’s Class A Common Stock at the date of the grant. The total grant date value of all awards is $7,822,313 and the grant date value of awards granted in 2005 is $3,118,313. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a quarterly schedule as provided in the grant agreements, for periods through November 15, 2008.

As of September 30, 2005, a total of 518,461 phantom stock awards have been granted since the inception of the 2003 Plan, of which, 136,094 shares have fully vested, 380,277 shares remain unvested, and 2,090 shares were forfeited due to the termination of the grantee’s employment.  The future compensation charge that is eliminated by the forfeiture totaled $31,852. No phantom share awards have expired. Of the vested shares, 10,196 were distributed to grantees during the nine months ended September 30, 2005. As of September 30, 2005, 506,175 phantom shares were outstanding.  Total compensation cost recognized for the nine and three months ended September 30, 2005 and 2004 was $1,574,661 and $554,904, respectively, and $401,561 and $344,145 respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and related notes included elsewhere in this report.

Introduction and Overview

Bimini Mortgage Management, Inc. (“we”, “our”, “Bimini” or “Company”) was formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). We earn returns on the spread between the yield on our assets and our costs, including the interest expense on the funds we borrow. We intend to borrow between eight and 12 times the amount of our equity capital to attempt to enhance our returns to stockholders. For purposes of this calculation we treat our trust preferred securities as an equity capital equivalent. We are self-managed and self-advised. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes commencing with our initial taxable period ended December 31, 2003. As a REIT, we generally are not subject to federal income tax on the REIT taxable income that we distribute to our stockholders. In evaluating our assets and their performance, our management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment.

For the nine and three months ended September 30, 2005, we had interest income of $111.4 million and $43.6 million, respectively, and interest expense of $80.1 million and $33.5 million, respectively. As of September 30, 2005, we had a weighted average yield on assets of 4.07% and a net weighted average borrowing cost of 3.75%. The constant prepayment rate for the portfolio was 35.7% for September 2005, which reflects the annualized proportion of principal that was prepaid. Prepayments on the loans underlying our mortgage related securities can alter the timing of the cash flows from the underlying loans to the Company. As a result, we gauge the interest rate sensitivity of our assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although most of the fixed-rate mortgage-backed securities in our portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of our portfolio will change as interest rates rise or fall. See “Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value.”

The third quarter of 2005 was a period when short term rates continued to increase more than longer term rates. This phenomenon, which is referred to as a “flattening” of the yield curve, often occurs just prior to a period when the Federal Reserve completes a “tightening cycle.” Yet, the Federal Reserve is still in a tightening mode, having just raised the short term borrowing rate (the “Federal Funds Target Rate”) to 3.75% on September 20, 2005. Sixteen months ago, on June 30, 2004, the Federal Reserve began a series of Federal Funds Target Rate increases which have to this date resulted in the Federal Funds Target Rate increasing from 1.00% to 3.75% as of September 30, 2005.  During the third quarter of 2005, the one-month LIBOR rate increased 52.4 basis points to 3.86% and the longer 12-month LIBOR rate increased 53.6 basis points to 4.44%. The yield of the on-the-run two year Treasury note increased 53.2 basis points to 4.17%.  During that same period, the yield of the on-the-run five year Treasury note increased 49 basis points to 4.19% and the yield of the on-the-run ten year Treasury note increased 41.0 basis points to 4.32%. It should be noted, however, that since the beginning of 2005, the on-the-run Treasury ten year note is up in yield only 10.6 basis points as compared to the one month LIBOR rate which is up 13.8 times that amount, or 146 basis points. Continued increases in the Federal Funds Target Rate will inevitably put pressure on earnings to the extent that our funding rates increase faster than the income on our adjustable rate mortgage related assets.

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

The narrowing of the interest rate spread on our portfolio is evident when our September 30, 2005 portfolio data is compared to the June 30, 2005 data. The weighted average yield on our assets was 4.07% at September 30, 2005 while the net weighted average cost of borrowings was 3.75%, for a spread of 0.32%.  These same percentages at June 30, 2005 were 3.81% for assets and 3.14% for liabilities, or a spread of 0.67%.  These changes in the yield curve are also evident when our September 30, 2005 portfolio data is compared to September 30, 2004.  These same percentages at September 30, 2004 were 3.02% for assets and 1.55% for liabilities, or a spread of 1.47%.

This narrowing in the third quarter of 2005 resulted in the following changes in the Company’s financial results:  lower net interest income as compared to the second quarter of 2005 and therefore lower net income;  reduced quarterly dividends;  and a lower fair market value of the investment portfolio which results in an increase in the Company’s accumulated other comprehensive loss.

Financial Condition

All of our assets at September 30, 2005 were acquired with the proceeds of our common stock offerings and the trust preferred securities issued during the second quarter of 2005, and through the use of leverage. On May 17, 2005 we received net proceeds after offering costs of $48.5 million from the issuance of the trust preferred securities the Company issued through a Delaware statutory business trust sponsored and wholly-owned by the Company called Bimini Capital Trust I. The interest on the trust preferred securities is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at the Company’s option at the end of the first five year period and at any subsequent date that the Company chooses. We believe that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt. In addition, on September 29, 2005 the Company announced that it had entered into an agreement to issue an additional $50 million of trust preferred securities through Bimini Capital Trust II, a Delaware statutory business trust sponsored and wholly owned by the Company. The transaction settled on October 5, 2005 and the Company received net proceeds after offering costs of $48.5 million from the issuance of the trust preferred securities. The interest on the Bimini Capital Trust II Trust Preferred Securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over the three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at the Company’s option at the end of the first five year period and at any subsequent date that the Company chooses. We believe that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt.

Mortgage Related Securities

At September 30, 2005, we held $3.9 billion of mortgage related securities at fair value. Our portfolio of mortgage related securities will typically be comprised of fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. We seek to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, we plan to maintain a portfolio with an average effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as the individual borrower moves.

In response to the changing interest rate environment during the last 16 months as the Board of the Federal Reserve voted to raise the Federal Funds Target Rate eleven times, or a total of 275 basis points to 3.75% as of September 30, 2005, we began and have continued to modify the mix of mortgage related securities in our portfolio. This has been accomplished by purchasing greater percentages of adjustable-rate and hybrid adjustable-rate mortgage related securities and smaller percentages of fixed-rate mortgage related securities than we owned one year ago. This approach has altered the mix of mortgage related securities in our portfolio such that the percentage of adjustable-rate securities whose coupons reset in one year or less had increased to 56.1% on September 30, 2005 from 43.1% on September 30, 2004. The percentage of floating rate collateralized mortgage obligations has decreased to zero percent of the portfolio from 15.7% on September 30, 2004 in order to minimize the potential negative effect of higher LIBOR rates on the 7.5% and 8.0% lifetime caps on those securities. During the third quarter of 2005, the Company sold $68.2 million of assets, consisting primarily of CMO floating rate securities whose lifetime caps were 8% or lower, resulting in a net gain of approximately $11,000. We are generally using the proceeds of our monthly mortgage-backed securities principal payments to purchase greater percentages of adjustable-rate and shorter resetting hybrid-adjustable-rate mortgage related securities and a smaller percentage of fixed-rate mortgage backed pools than we owned one year ago.

The following tables summarize our mortgage related securities as of September 30, 2005:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap

Fixed-Rate Mortgage-Backed Securities	$809,119,878	20.97%	6.43%	257	25-July-34	n/a	n/a	n/a
CMO Floaters	—	—	—	—	—	—	—	n/a
Adjustable-Rate Mortgage-Backed Securities	2,166,581,042	56.15%	4.26%	337	1-Dec-42	4.44	10.49%	1.76%
Hybrid Adjustable Rate Mortgage-Backed Securities	829,053,560	21.49%	4.22%	342	1-Apr-44	20.82	9.92%	1.64%
Balloon Maturity Mortgage-Backed Securities	53,565,222	1.39%	4.07%	51	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,858,319,702	100.00%	4.71%	317	1-Apr-44	8.97	10.33%	1.72%

Agency	Market Value	Percentage of Entire Portfolio

Fannie Mae	$2,323,395,590	60.22%
Freddie Mac	832,257,477	21.57%
Ginnie Mae	702,666,635	18.21%

Total Portfolio	$3,858,319,702	100.00%

Entire Portfolio

Effective Duration	1.190
Weighted Average Purchase Price	$102.68
Weighted Average Current Price	$101.60

As of September 30, 2005, approximately 49% of our portfolio of 15-year fixed-rate coupon mortgage securities, and 35% of our 30-year fixed-rate coupon mortgage securities, contained only loans with principal balances of $85,000 or less. Because of the low loan balances on these mortgages, we believe borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

The table below shows the principal balance of our investment securities, the net un-amortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of our investments and the fair market value expressed as a price for the current quarter and each of the previous six quarters.

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held

At September 30, 2005	$3,797,400,645	$113,392,661	$3,910,793,306	102.986	$3,858,319,701	101.604
At June 30, 2005	$3,784,668,467	$114,672,670	$3,899,341,137	103.030	$3,876,205,996	102.419
At March 31, 2005	$3,212,516,823	$109,389,703	$3,321,906,527	103.405	$3,299,051,561	102.694
At December 31, 2004	$2,876,319,085	$97,753,097	$2,974,072,182	103.399	$2,973,232,897	103.369
At September 30, 2004	$1,589,828,988	$48,498,955	$1,638,327,943	103.051	$1,638,264,065	103.047
At June 30, 2004	$1,479,500,209	$38,033,673	$1,517,533,882	102.571	$1,508,421,270	101.955
At March 31, 2004	$1,473,583,661	$39,535,014	$1,513,118,676	102.683	$1,516,539,744	102.915

We had approximately $130.1 million of cash and cash equivalents as of September 30, 2005. At such date there was no cash out on margin. This compares to $128.9 million of cash and cash equivalents on hand and $8.7 million of cash out on margin as of December 31, 2004. Cash out on margin is temporarily encumbered as it is being used as collateral.

Liabilities

In May 2005, the Company issued $50 million of trust preferred securities through BCTI. The interest rate on the trust preferred securities is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at the Company’s option at the end of the first five year period and at any subsequent date that the Company chooses. We believe that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt. In addition, on September 29, 2005 the Company announced that it had entered into an agreement to issue an additional $50 million of trust preferred securities through Bimini Capital Trust II, a Delaware statutory business trust sponsored and wholly-owned by the Company. The transaction settled on October 5, 2005 and the Company received net proceeds after offering costs of $48.5 million from the issuance of the trust preferred securities. The interest on the Bimini Capital Trust II trust preferred securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at the Company’s option at the end of the first five year period and at any subsequent date that the Company chooses. We believe that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt. However, the issuance of debt at a fixed rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if we are not able to invest at yields that exceed the cost of the trust preferred securities.

On the Company’s Current Report on Form 8-K that was furnished on October 7, 2005, which listed our assets and liabilities, as well as on the liability table presented below, one of the repo counterparties listed is REFCO Securities, LLC. We have reduced our REFCO Securities, LLC exposure to zero as of October 18, 2005.

We have entered into repurchase agreements to finance acquisitions of mortgage related securities. None of the counter-parties to these agreements are affiliates of ours. These agreements are secured by our mortgage related securities and bear interest rates that have historically moved in close relationship to LIBOR. As of September 30, 2005, we had 19 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 14 of these agreements.

At September 30, 2005, we had approximately $3.7 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 3.75%, $1,044.2 million of which matures between two and 30 days, $397.6 million of which matures between 31 and 90 days, and $2,287.6 million of which matures in more than 90 days. It is our present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counter-parties to our repurchase agreements. At September 30, 2005, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $3.9 billion and a weighted average maturity of 317 months.

At September 30, 2005, our repurchase agreements had the following counter-parties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
	($000)	($000)
Deutsche Bank Securities, Inc.	$941,027	$11,777	129	25.3%
Nomura Securities International, Inc.	817,596	38,926	174	21.9%
Cantor Fitzgerald	530,931	24,645	160	14.2%
REFCO Securities, LLC	323,273	9,359	115	8.7%
Washington Mutual	233,932	10,961	14	6.3%
Bear Stearns & Co. Inc.	196,476	6,813	217	5.3%
Goldman Sachs	188,989	5,670	39	5.1%
JP Morgan Securities	132,036	5,575	142	3.5%
Merrill Lynch	128,119	1,677	188	3.4%
UBS Investment Bank, LLC	109,052	4,627	123	2.9%
Lehman Brothers	57,982	1,345	21	1.6%
Countrywide Securities Corp.	45,975	2,653	82	1.2%
Daiwa Securities America Inc.	19,825	1,167	279	0.5%
Morgan Stanley	4,161	172	95	0.1%

Total	$3,729,374	$125,367		100.0%

(1)   Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase greement liabilities, plus accrued interest expense.

Equity

Accumulated other comprehensive loss, as reflected in the stockholders’ equity section, increased approximately $51.3 million from December 31, 2004 to September 30, 2005.  This is reflective of an overall decline in the fair value of our portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time, as described previously in the Introduction and Overview section, are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of our assets is driven by movements in short term rates—rates typically inside two years. As mentioned above, these rates increased over the nine month period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which our assets are priced.

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

Merger Agreement

On September 29, 2005, the Company announced that it had entered into a definitive merger agreement with Opteum Financial Services, LLC (“Opteum”) headquarted in Paramus, New Jersey. The transaction is expected to close in November 2005. Under the terms of the merger agreement, the Company has agreed to issue in the merger 3,717,242 Class A Shares and 1,800,000 Series A convertible preferred shares to the stockholders of Opteum in exchange for 100% of the stock of Opteum. Opteum is required to deliver $60 million of book value. The purchase price will be adjusted pursuant to the merger agreement if Opteum delivers a different book value at the closing of the merger.  For accounting purposes, Bimini will use the average closing stock price for the five trading sessions surrounding this announcement to determine the value of the initial consideration paid in this deal. Using that calculation, the stock price average is $11.46. In 2006, the Company will issue its annual proxy statement where we will ask the stockholders to elect to allow the Series A convertible preferred shares to be eligible to convert into Class A common shares on a one-for-one basis. In addition, the Opteum stockholders will be eligible to receive up to $17.5 million in cash, or in certain circumstances, preferred shares over the next five years dependent on the cash flows of certain residual interests in securitizations which are on Opteum’s balance sheet at the closing. For tax purposes, Opteum will be a taxable REIT subsidiary.

As part of the merger, the Company is lending approximately $65 million to Opteum to pay down existing debt, the majority of which will come from the net proceeds of $48.5 million of Bimini Capital Trust II Trust Preferred Securities which we issued on October 5, 2005.

Results of Operations

We have experienced a significant growth in our assets over the past 21 months as we completed our private equity raises in January 2004 and February 2004, our public offerings in September 2004 and December 2004, and our issuance of trust preferred securities in May 2005. This growth in our capitalization and assets results in the amounts and components of our income and expenses for the three and nine month periods ending September 30, 2005 to differ significantly from the same periods in 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

For the nine months ended September 30, 2005 and 2004, we recorded $27.0 million and $15.3 million in net income, respectively.  Our net interest income for the nine months ended September 30, 2005 and 2004 was $31.3 million and $17.5 million, respectively, our net gain on sale of securities was $2.0 million and $0.1 million, respectively and our expenses for those periods were $6.3 million and $2.3 million, resulting in net income of $27.0 million or $1.27 per diluted Class A Common Share and $15.3 million or $1.56 per diluted Class A Common Share, respectively.

(See the table below for results listed on a quarterly basis.)

For the nine months ended September 30, 2005 and 2004, comprehensive income/(loss) was ($24.3) million including the net unrealized loss on the available for sale securities of ($49.3) million and $15.2 million including the net unrealized gain on available for sale securities of $0.1 million, respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

For the three months ended September 30, 2005 and 2004, we recorded $7.9 million and $5.7 million in net income, respectively.  Our net interest income for the three months ended September 30, 2005 and 2004 was $10.1 million and $6.6 million, respectively, our net gain on sale of securities was $0.01 million and $0.1 million, respectively and our expenses for those periods were $2.2 million and $1.0 million, resulting in net income of $7.9 million or $0.37 per diluted Class A Common Share and $5.7 million or $0.51 per diluted Class A Common Share, respectively.

For the three months ended September 30, 2005 and 2004, comprehensive income/(loss) was ($21.5) million including the net unrealized loss on the available for sale securities of ($29.3) million and $14.8 million including the net unrealized gain on available for sale securities of $9.2 million, respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

The table below shows our average investments held, total interest income, yield on average earning assets, average repurchase balances outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended September 30, 2005 and the six previous quarters.  We commenced operations on December 19, 2003 and quarterly results for the period ended December 31, 2003 are not meaningful.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread

September 30, 2005	$3,867,262,849	$43,574,308	4.507%	$3,723,603,116	$31,829,278	3.419%	$11,745,030	1.088%
June 30, 2005	$3,587,628,779	$36,748,640	4.097%	$3,449,743,973	$26,703,422	3.096%	$10,045,218	1.001%
March 31, 2005	$3,136,142,229	$31,069,934	3.963%	$2,976,409,157	$19,841,710	2.667%	$11,228,224	1.296%
December 31, 2004	$2,305,748,481	$20,463,071	3.550%	$2,159,890,886	$10,824,164	2.005%	$9,638,907	1.545%
September 30, 2004	$1,573,342,668	$11,017,346	2.801%	$1,504,919,407	$4,253,337	1.131%	$6,764,009	1.670%
June 30, 2004	$1,512,480,507	$10,959,098	2.898%	$1,452,004,000	$4,344,012	1.197%	$6,615,086	1.702%
March 31, 2004	$871,140,453	$7,194,033	3.303%	$815,814,500	$2,736,434	1.342%	$4,457,599	1.962%

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

Liquidity and Capital Resources

Our primary source of funds as of September 30, 2005 consisted of repurchase agreements totaling $3.7 billion, with a net weighted average borrowing cost of 3.75%. We expect to continue to borrow funds in the form of repurchase agreements. At September 30, 2005, we had master repurchase agreements in place with 19 counter-parties and had outstanding balances under 14 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at our option or at the option of the counter-party. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of September 30, 2005, all of our existing repurchase agreements mature in less than one year. Increases in short-term interest rates could negatively impact the valuation of our mortgage related securities, which could limit our borrowing ability or cause our lenders to initiate margin calls.

In December 2004, the Company entered into contracts and paid commitment fees to three lenders providing for an aggregate of $900 million in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. The Company has no obligation to utilize these repurchase lines. During the second quarter of 2005, the Company increased the size of one of these lines to $1 billion and extended the maturity of the $1 billion line to April 2006. The total amount of committed lines now stands at $1.6 billion. In addition, $100 million of the $1 billion line may be used to finance principal prepayments due the Company, but not yet received, by Ginnie Mae, Fannie Mae, and Freddie Mac. This arrangement, which has predetermined fees which are due only if the line is utilized, benefits the Company by making cash management less dependent of the vagaries of monthly prepays. The Company believes that this principal prepayment funding arrangement is unique in the industry and will benefit the Company greatly, primarily by increasing liquidity.

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

As discussed previously, the Company is lending approximately $65 million to Opteum, the majority of which will come from the net proceeds of $48.5 million of Bimini Capital Trust II Trust Preferred Securities which we just issued and which settled on October 5, 2005.

Contractual Obligations and Commitments

The following table provides information with respect to our contractual obligations at September 30, 2005.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	More than 5 Years

Repurchase Agreements	$3,729,373,642	$3,729,373,642	$—
Junior subordinated notes due to Bimini Capital Trust I	51,550,000	—	51,550,000
Total	$3,780,923,642	$3,729,373,642	$51,550,000

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

The decline in fair value of investments held in our portfolio at September 30, 2005, and December 31, 2004 is not considered to be other than temporary.  Accordingly the write down to fair value is recorded in other comprehensive loss as an unrealized loss.  The factors considered in making this determination included the expected cash flow from the investment, the general quality of the mortgage related security owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as the Company’s ability and intention to hold such securities owned.

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

Future REIT Taxable Income Distributions

In order to maintain our qualification as a REIT, we are required (among other provisions) to distribute dividends to our stockholders in an amount at least equal to 90% of our “REIT taxable income.” “REIT taxable income” is a term that describes our operating results following taxation rules and regulations governed by various provisions of the Internal Revenue Code.  REIT taxable income is computed differently from our net income as computed in accordance with GAAP (“GAAP net income”).  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several years.  See our Annual Report on Form 10-K for the year ended December 31, 2004 for a more extensive description.

For the nine month period ended September 30, 2005, the Company’s REIT taxable income was estimated to be approximately $1.6 million greater than the Company’s GAAP net income, and the Company therefore has declared and paid REIT distributions (dividends) during 2005 based on this higher amount.  The most significant portion of this amount is attributable to the phantom stock awards, as these awards result in current charges against GAAP net income that are not current deductions for REIT taxable income. The future deduction of phantom stock award charges against REIT taxable income is uncertain both to the year and as to the amount.

Depending on the actual size of these timing or temporary differences, some of which are not entirely in the Company’s control, future REIT distributions (dividends) may be substantially greater than or less than the Company’s GAAP net income in any future reporting quarter or year.  Since inception through September 30, 2005, the Company’s REIT taxable income is estimated to be approximately $2.4 million greater than the Company’s GAAP net income.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States and our distributions are determined by our board of directors based primarily on REIT taxable net income as calculated for tax purposes; in each case, our activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes the primary risk inherent in its investments is the effect of movements in interest rates. This arises because the changes in interest rates on the Company’s borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. The Company therefore follows an interest rate risk management program designed to limit the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. The Company seeks to minimize differences between the interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage-backed securities and those of its related borrowings.

The Company’s interest rate risk management program encompasses a number of procedures, including the following:

•                  monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings;

•                  attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. The Company attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At September 30, 2005, the weighted average months to reset of the Company’s adjustable-rate mortgage-backed securities was 4.44 months and the weighted average reset on the corresponding repurchase agreements was 3.31 months; and

•                  actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. The Company’s liabilities under its repurchase agreements are all LIBOR-based, and the Company, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of September 30, 2005, over 29.3% of its adjustable-rate mortgage-backed securities were LIBOR-based.

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

Because the Company attempts to match its assets and liabilities from an interest rate perspective and hold its assets to maturity, it expects to limit its exposure to changes in interest rates. However, the Company will be exposed to changes in interest rates either (i) upon refinancing borrowings that expire before the related assets are repaid or (ii) upon reinvesting (and refinancing) proceeds following the maturity of current investments, if interest rates were to rise substantially.

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

Extension Risk

The Company invests in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of September 30, 2005, approximately 21.5% of the Company’s investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. The Company computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, the Company may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect the Company from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact the Company as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of the Company’s fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, the Company may be forced to sell assets and incur losses to maintain adequate liquidity.

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

The following sensitivity analysis table shows the estimated impact on the fair value of the Company’s interest rate-sensitive investments at September 30, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-Rate
Fair Value 2,166,581,042
Change in Fair Value	15,975,860	(15,975,860)	(31,951,719)
Change as a % of Fair Value	0.74%	(0.74)%	(1.47)%

Fixed-Rate
Fair Value 809,119,878
Change in Fair Value	17,696,967	(17,696,967)	(35,393,933)
Change as a % of Fair Value	2.19%	(2.19)%	(4.37)%

Hybrid
Fair Value 829,053,560
Change in Fair Value	10,856,624	(10,856,624)	(21,713,247)
Change as a % of Fair Value	1.31%	(1.31)%	(2.62)%

Balloon
Fair Value 53,565,222
Change in Fair Value	1,135,885	(1,135,885)	(2,271,770)
Change as a % of Fair Value	2.12%	(2.12)%	(4.24)%

Cash
Fair Value 130,089,802

Portfolio Total
Fair Value 3,858,319,702
Change in Fair Value	45,665,336	(45,665,336)	(91,330,669)
Change as a % of Fair Value	1.18%	(1.18)%	(2.37)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall, a 100 basis point rise, and a 200 basis point rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-Rate
Fair Value 2,166,581,042
Change in Fair Value	$8,982,778	(20,621,332)	(48,832,614)
Change as a % of Fair Value	0.41%	(0.95)%	(2.25)%

Fixed-Rate
Fair Value 809,119,878
Change in Fair Value	$11,245,358	(23,630,687)	(51,949,329)
Change as a % of Fair Value	1.39%	(2.92)%	(6.42)%

Hybrid
Fair Value 829,053,560
Change in Fair Value	$7,356,364	(13,527,596)	(31,010,304)
Change as a % of Fair Value	0.89%	(1.63)%	(3.74)%

Balloon
Fair Value 53,565,222
Change in Fair Value	$970,842	(1,210,298)	(2,481,626)
Change as a % of Fair Value	1.81%	(2.26)%	(4.63)%

Cash
Fair Value 130,089,082

Portfolio Total
Fair Value 3,858,319,702
Change in Fair Value	$28,555,342	(58,989,913)	(134,273,873)
Change as a % of Fair Value	0.74%	(1.53)%	(3.48)%

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

The Company’s liabilities, consisting primarily of repurchase agreements as well as $50 million of trust preferred securities, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, the Company could be required to post additional collateral in order to maintain the repurchase agreement position. The Company maintains a substantial cash position, as well as un-pledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, the Company’s collateral as of September 30, 2005 would decline in value by approximately $134.3 million.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the calculation of such internal controls that occurred during the Company’s last fiscal year or in other factors that could have materially affected, or are reasonably likely to materially affect the Company’s internal controls subsequent to the date the Company completed its evaluation.

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
*10.5

Letter Agreement dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates

*10.6	Agency Agreement, dated November 20, 2003 by and among AVM, L.P. and Bimini Mortgage Management, Inc.
*10.7	2004 Performance Bonus Plan
*10.8	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer
*10.9	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley
*10.10	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and George H. Haas IV
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

BIMINI MORTGAGE MANAGEMENT, INC.

		By:	/s/ ROBERT E. CAULEY
Robert E. Cauley
Chief Financial Officer and Secretary

Date:	October 28, 2005