Form 10-K
period 2005-12-31
Opteum Inc.
filed 2006-03-10
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 001-32171

OPTEUM INC.

(Formerly Bimini Mortgage Management, Inc.)

(Exact name of registrant as specified in its charter)

Maryland	72-1571637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3305 Flamingo Drive, Vero Beach, FL 32963
(Address of principal executive offices - Zip Code)

772-231-1400
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 9, 2006, there were 23,322,298 shares of the Registrant’s Class A Common Stock outstanding. The aggregate market value of the Class A Common Stock, held by non-affiliates of the Registrant (21,080,090 shares) at March 9, 2006 was approximately $164,003,100. The aggregate market value was calculated by using the closing price of the Class A Common Stock as of that date on the New York Stock Exchange. As of March 9, 2006, all of the Registrant’s Class B Common Stock was held by affiliates of the Registrant. As of March 9, 2006, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (319,388 shares) was $319, which value is based on the initial purchase price of the Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Stockholders’ Meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPTEUM INC.

PART I
ITEM 1. Business.

General

On February 6, 2006, Opteum announced that its board of directors (“Board” or “Board of Directors”) voted unanimously to change its name from Bimini Mortgage Management, Inc. to Opteum Inc. On February 10, 2006, the corporate name change was effective and its New York Stock Exchange, or NYSE, ticker symbol was changed from “BMM” to “OPX.” The corporate name change leverages the brand identity of Opteum Financial Services, LLC (OFS), and further enhances the integration of Opteum and the 1,066 employees of OFS. One company and one national brand now represent a unified image to investors, customers and employees.

As used in this document, the parent company, “Opteum” and discussions related to REIT qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (MBS) refers to “Opteum Inc.” Further, as used in this document, “OFS”, Opteum’s taxable REIT subsidiary (“TRS”) refer to Opteum Financial Services, LLC. Discussions relating to the “Company” refer to the consolidated entity (the combination of “Opteum” and our TRS “OFS”). The assets such as the mortgage origination, acquisition and servicing activities, are conducted by OFS to help the Company comply with REIT requirements.

The Company was organized in September 2003 as a Maryland corporation for the purpose of investing primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum earns returns on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It intends to borrow between eight and twelve times the amount of its equity capital to attempt to enhance its returns to stockholders. For purposes of this calculation, Opteum treats its trust preferred securities as an equity capital equivalent. Opteum is self-managed and self-advised.

In evaluating its assets and their performance, Opteum’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment. OFS originates mortgages and offers a wide array of mortgage products through its 29 retail mortgage origination branches and five wholesale mortgage offices in the United States. Additionally, OFS operates a correspondent lending channel that purchases closed loans from mortgage bankers nationwide under flow and bulk acquisition programs. The Company's website is located at www.opteum.com.

On September 29, 2005, Opteum executed a definitive merger agreement with Bimini Acquisition LLC, its acquisition subsidiary, OFS, and the members of OFS. The transaction, in which OFS became a wholly-owned TRS of Opteum, closed on November 3, 2005. Under the terms of the merger agreement, Opteum issued 3,717,242 shares of Class A Common Stock and 1,223,208 shares of Class A Redeemable Preferred Stock to the stockholders of OFS in exchange for 100% of the equity interests of OFS. The shares of Class A Redeemable Preferred Stock will be convertible into shares of Class A Common Stock of Opteum, on a one-for-one basis, if Opteum’s stockholders approve the conversion at a future stockholder’s meeting. Opteum also agreed to pay the OFS stockholders a contingent earn-out of up to $17.5 million over the next five years payable in cash, or under certain circumstances, shares of Class A Redeemable Preferred Stock, based on achievement by OFS of certain specific financial objectives. The three most senior executives of OFS have entered into long-term employment contracts with Opteum.

On October 7, 2005 the Company’s Board of Directors authorized Opteum to acquire up to 1.8 million shares of its Class A Common Stock, or approximately 9% of its total shares of Class A Common Stock, outstanding as of October 7, 2005. Opteum began repurchasing shares on November 4, 2005 and as of December 31, 2005 had repurchased 561,800 shares at a total price of $5,236,354 including commissions of $16,854.

The following table presents information related to Opteum’s repurchases of its Class A Common Stock during the fourth quarter of 2005 and other information related to our repurchase program:

Period	Total number of shares purchased	Average price paid per share	Maximum number of shares that may yet be purchased under the program

November 1-30, 2005	308,600	$9.49
December 1-31, 2005	253,200	9.05

Total	561,800	$9.29	1,238,200

As of December 31, 2005 the Company had total consolidated assets of $4.8 billion, substantially all of which consisted of mortgage related securities, whole mortgage loans held for sale, residual interests in asset backed securities, originated mortgage servicing rights and cash and cash equivalents. On that date, Opteum’s portfolio of mortgage related securities totaled $3.5 billion and was comprised of 57.4% adjustable-rate mortgage-backed securities, 21.0% fixed-rate mortgage-backed securities, 20.2% hybrid adjustable-rate mortgage-backed securities (securities backed by mortgages with fixed initial rates which, after a period, convert to adjustable rates) and 1.4% balloon maturity mortgage-backed securities (securities backed by mortgages where a significant portion of principal is repaid only at maturity). Of this portfolio, 60.8% was issued by Fannie Mae, 21.1% was issued by Freddie Mac and 18.1% was issued by Ginnie Mae.

Opteum’s $3.5 billion mortgage related securities portfolio had a weighted average yield of 4.21% as of December 31, 2005. Opteum’s net weighted average borrowing cost as of December 31, 2005 was 4.15%. The constant prepayment rate for the portfolio was 28.4% for December 2005, which reflects the annualized proportion of principal that was prepaid. The effective duration for the portfolio was 1.28 as of December 31, 2005. Duration measures the price sensitivity of a fixed income security to movements in interest rates. Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

At year end OFS owned $894.2 million of mortgage loans which were classified as mortgage loans held for sale. In addition, OFS owned approximately $98.0 million of residual interests in asset backed securities and $86.1 million of originated mortgage servicing rights. It is the intention of OFS to either sell the loans held for sale to a third party investor or issue asset backed securities with the mortgages on the Opteum Mortgage Acceptance Corporation shelf (“OPMAC”), a wholly-owned special purpose entity set up for the execution of securitizations. Future prepayments, delinquencies, or defaults on these mortgage loans held for sale may affect the value of these loans in the future.

Opteum has elected to be taxed as REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its initial taxable period from inception to December 31, 2003. Provided it continues to qualify as a REIT, Opteum will generally distribute to its stockholders all or substantially all of its net taxable income generated from its operations. As long as Opteum retains its REIT qualification, it generally will not be subject to federal income tax to the extent that it distributes its net taxable income to its stockholders. OFS has elected to be treated as a TRS, which is an entity that is subject to federal, state and local income taxation. In addition, the ability of OFS to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is subject to certain limitations.

Risk Management Approach

Opteum seeks to differentiate itself from other mortgage portfolio managers through its approach to risk management. It invests in a limited universe of mortgage related securities, primarily, but not limited to, those issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae is guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage related securities are guaranteed as to payment of principal and interest by the respective agency issuing the security. Opteum seeks to manage the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics. Finally, Opteum seeks to address interest rate risks by managing the interest rate indices and borrowing periods of its debt, as well as through hedging against interest rate changes.

Opteum has implemented a risk-based capital methodology patterned on the general principles underlying the proposed risk-based capital standards for internationally active banks of the Basel Committee on Banking Supervision, commonly referred to as the Basel II Accord. The Basel II Accord encourages banks to develop methods for measuring the risks of their banking activities to determine the amount of capital required to support those risks. Similarly, Opteum uses its methodology to calculate an internally generated risk measure for each asset in its portfolio. This measure is then used to establish the amount of leverage it uses. Opteum expects its risk management program to reduce its need to use hedging techniques.

Investment Strategy

The Company's Board of Directors may change its investment strategy without prior notice to its stockholders or by requesting the approval of its stockholders.

Asset Acquisition Strategy

The primary assets in Opteum’s current portfolio of mortgage related securities are adjustable-rate mortgage-backed securities, fixed-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. The mortgage related securities that Opteum most typically acquires are obligations issued by federal agencies or federally chartered entities, primarily Fannie Mae, Freddie Mac and Ginnie Mae.

Opteum seeks to minimize the effects on its income caused by prepayments on the mortgage loans underlying its securities at a rate materially different than anticipated. Its diversified portfolio includes securities with prepayment characteristics that it expects to result in slower prepayments, such as pools of mortgage-backed securities collateralized by mortgages with low loan balances, mortgages originated under Fannie Mae's Expanded Approval Program or agency pools collateralized by loans against investment properties.

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

Opteum has created and will maintain a diversified portfolio to avoid undue geographic, loan originator, and other types of concentrations. By maintaining essentially all of its assets in AAA rated, government or government-sponsored or chartered enterprises and government or federal agencies, which may include an implied guarantee of the federal government as to payment of principal and interest, Opteum believes it can significantly reduce its exposure to losses from credit risk. It intends to acquire assets that will enable it to be exempt from the Investment Company Act.

Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac mortgage-backed securities. Opteum currently intends to continue to invest in such securities, even if such agencies' relationships with the federal government change.

Leverage Strategy

Opteum uses leverage in an attempt to increase potential returns to its stockholders. However, the use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. Opteum generally borrows between eight and twelve times the amount of its equity, although its investment policies require no minimum or maximum leverage. For purposes of this calculation, Opteum treats its trust preferred securities as an equity capital equivalent. It uses repurchase agreements to borrow against existing mortgage related securities and uses the proceeds to acquire additional mortgage related securities.

Opteum seeks to structure the financing in such a way as to limit the effect of fluctuations in short-term rates on its interest rate spread. In general, Opteum's borrowings are short-term and it actively manages, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of its borrowings against the interest rate indices and interest rate adjustment periods on its mortgage related securities in order to limit its liquidity and interest rate related risks. Opteum may also employ borrowings under longer term facilities.

Opteum generally borrows at short-term rates from various lenders through various contractual agreements including, repurchase agreements. Opteum has issued approximately $103 million of long-term junior unsecured debt, callable at any time after five years, called trust preferred securities. As of December 31, 2005, Opteum’s debt to equity ratio (where debt equals all repurchase transactions outstanding plus trust preferred securities and equity equals stockholders’ equity plus trust preferred securities) was 9.8:1. Repurchase agreements at that date totaled $3.3 billion. Repurchase agreements are generally, but not always, short-term in nature. Under these repurchase agreements, Opteum sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sales price Opteum receives and the repurchase price it pays represents interest paid to the lender. This is determined by reference to an interest rate index (such as the London Interbank Office Rate or, LIBOR) plus an interest rate spread. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which Opteum effectively pledges its securities as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. Opteum retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, Opteum is required to repay the loan and concurrently receive its pledged collateral from the lender or, with the consent of the lender, it renews such agreement at the then prevailing financing rate. Opteum's repurchase agreements may require it to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines.

Opteum has engaged AVM, L.P., a securities broker-dealer, and III Associates, a registered investment adviser affiliated with AVM, L.P., to provide it with repurchase agreement trading, clearing and administrative services. III Associates acts as its agent and adviser in arranging for third parties to enter into repurchase agreements with Opteum, executes and maintains records of its repurchase transactions and assists in managing the margin arrangements between Opteum and its counter-parties for each of its repurchase agreements.

Opteum seeks to protect its capital base through the use of a risk-based capital methodology. This methodology is patterned on the general principles underlying the Basel II Accord. These principles are intended to promote the use by internationally active banks of increasingly sophisticated internal risk management processes and measurements for purposes of allocating capital on a weighted basis. Opteum's methodology follows this framework in that the inherent risk of an asset will create a capital allocation for the asset, which will in turn define the amount of leverage Opteum will employ.

As with the Basel approach, Opteum identifies components of risk associated with the assets it employs. However, unlike typical bank loans, which may bear a significant degree of credit risk, the risks associated with the assets that Opteum employs are primarily related to movements in interest rates. The elements relating to interest rate risk that Opteum analyzes are effective duration, convexity, expected return and the slope of the yield curve. "Effective duration" measures the sensitivity of a security's price to movements in interest rates. "Convexity" measures the sensitivity of a security's effective duration to movements in interest rates. "Expected return" captures the market's assessment of the risk of a security. Opteum assumes markets are efficient with respect to the pricing of risk.

While these three risk components primarily address the price movement of a security, Opteum believes the income earning potential of its portfolio—as reflected in the slope of the yield curve—offsets potential negative price movements. It believes the risk of its portfolio is lower when the slope of the yield curve is steep, and thus is inversely proportional to the slope of the yield curve.

Opteum uses these components of risk to arrive at a risk coefficient for each asset. The product of this coefficient and the amount of Opteum's investment represents its "risk measure" for the asset. Opteum calculates risk measures for each asset and then aggregates them into the risk measure for the entire portfolio, which guides it to an appropriate amount of overall leverage. Opteum analyzes the portfolio's risk measures on a daily basis. The leverage ratio will rise as the risk level of the portfolio declines and will fall as the portfolio's risk level increases. The goal of Opteum's approach is to ensure that its portfolio's leverage ratio is appropriate for the level of risk inherent in the portfolio.

Interest Rate Risk Management

Opteum believes the primary risk inherent in its investments is the effect of movements in interest rates. This risk arises because the effects of interest rate changes on its borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. Opteum therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. It seeks to minimize differences between interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage-backed securities and related borrowings by matching the terms of assets and related liabilities both as to maturity and to the underlying interest rate index used to calculate interest rate charges.

Opteum's interest rate risk management program encompasses a number of procedures, including the following:

▪	monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings.

▪
structuring its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have varying maturities and interest rate adjustment periods in order to match the reset dates on its adjustable-rate mortgage-backed securities. At December 31, 2005, the weighted average months to reset of its adjustable-rate mortgage-backed securities was 4.5 months and the weighted average reset on the corresponding repurchase agreements was 2.6 months; and

▪
actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities and comparing them to the interest rate indices and adjustment periods of its borrowings. Its liabilities under its repurchase agreements are all LIBOR based, and Opteum, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of December 31, 2005, over 29% of Opteum's adjustable-rate mortgage-backed securities were LIBOR-based.

As a result, Opteum expects to be able to adjust the average maturities and reset periods of its borrowings on an ongoing basis by changing the combination of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, Opteum attempts to reduce the risk of differences between interest rate adjustment periods of its adjustable-rate mortgage-backed securities and its related borrowings.

Opteum may from time to time use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. It may enter into swap or cap agreements, option, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that it may incur or plans to incur. These contracts would be intended to more closely match the effective maturity of, and the interest received on, Opteum's assets with the effective maturity of, and the interest owed on, its liabilities. However, no assurances can be given that interest rate risk management strategies can successfully be implemented. Derivative instruments will not be used for speculative purposes.

Opteum may also use derivative financial instruments in an attempt to protect it against declines in the market value of its assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates of its assets and liabilities or the inability to protect adequately against declines in the market value of its assets could result in losses.

Description of Mortgage Related Securities

Opteum invests in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to result in fewer prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, Opteum's holdings of mortgage related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension risk.”

Payment of principal and interest on mortgage pass-through certificates issued by Ginnie Mae are guaranteed by the full faith and credit of the federal government and those issued by Fannie Mae and Freddie Mac are guaranteed by the respective agency issuing the security. These guarantees do not cover the market value of the securities.

The mortgage loans underlying pass-through certificates can generally be classified in the following categories:

▪
Adjustable-Rate Mortgages. Opteum classifies adjustable rate mortgages or ARMs as those securities whose coupons reset within one years time. As of December 31, 2005, 57.4% of Opteum's portfolio consisted of adjustable-rate mortgage-backed securities. ARMs, are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rates reset periodically. Opteum refers to such ARMs as "traditional" ARMs.  Since interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

▪
Fixed-Rate Mortgages. As of December 31, 2005, 21.0% of Opteum's portfolio consisted of fixed-rate mortgage-backed securities. Fixed-rate mortgages allow each borrower to pay an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgage's price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

▪
Hybrid Adjustable-Rate Mortgages. As of December 31, 2005, 20.2% of Opteum's portfolio consisted of hybrid adjustable-rate mortgage-backed securities. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, even though hybrid ARMs usually have a short time period in which the interest rate is fixed, during such period the price sensitivity may be high.

▪
Balloon Maturity Mortgages. As of December 31, 2005, 1.4% of Opteum's portfolio consisted of balloon maturity mortgage-backed securities. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid in periodic equal installments, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

With respect to REIT related activities Opteum does not anticipate investing in other types of mortgage related securities, known as derivative securities, such as "inverse floaters," "inverse I.O.s" and "residuals", however OFS owns residuals as well as mortgage servicing rights in the normal course of business.

Mortgage Banking

The Company originates and purchases residential mortgage loans through OFS that generally fall into one of the following categories:

▪
Alternate “A” Loans (Alt-A.). These are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but have loan characteristics that do not conform under those guidelines. From a credit risk standpoint, Alt-A borrowers present a profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan-to-value ratios or limited income verification. The most significant portion of the loans originated or purchased by OFS are Alt-A.

▪
Subprime Mortgage Loans (“Nonprime Mortgage Loans” or “Nonprime Lending”). These are first and second lien mortgage loans secured by one-to-four family residences, made to individuals with credit profiles that do not qualify them for a prime loan.

▪	Conventional Prime Mortgage Loans. These are high credit quality first-lien mortgage loans secured by single (one-to-four) family residences.

▪	Prime Home Equity Loans. These are high credit quality second-lien mortgage loans, including home equity lines of credit, secured by single (one-to-four) family residences.

▪
Prime Mortgage Loans. Such loans include conventional mortgage loans, loans insured by the Federal Housing Administration (“FHA”), and loans guaranteed by the Veterans Administration (“VA”). FHA and VA loans are government loans. Some of the conventional loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac (“conforming loans”).

The following table summarizes OFS’s loan production by business segment and by loan type for the period November 3, 2005 (date of merger) through December 31, 2005:

Product Type	Loans	Amount	Percent
Alt- A	2,338	$674,883,632	67.93%
Subprime	564	136,133,842	13.70
Conventional	486	93,301,889	9.39
Second Mortgages	844	49,141,899	4.95
Government	264	40,060,635	4.03
Total	4,496	$993,521,897	100.00%

Nearly all of the mortgage loans that OFS produces in this segment are sold into the secondary mortgage market, primarily in the form of mortgage-backed securities.

OFS originates mortgage loans on a national scale through four channels: retail, wholesale, conduit, and telemarketing. The following table summarizes our loan production by channel for the period November 3, 2005 (date of merger) through December 31, 2005:

Channel	Loans	Loan Amount	Percent
Wholesale	1,340	$331,963,061	33.41%
Retail	1,983	322,968,139	32.51
Conduit	914	284,340,661	28.62
Telemarketing	259	54,250,036	5.46
Total	4,496	$993,521,897	100.00%

▪
Wholesale Channel. The wholesale lending operation funds and helps originate mortgage loans through mortgage loan brokers and other financial intermediaries. As of December 31, 2005, OFS’s wholesale lending division operated five branch offices in various parts of the country. This division services approximately 2,250 mortgage loan brokers nationwide.

▪
Retail Channel. The retail channel originates mortgage loans primarily through relationships with real estate agents and builders. As of December 31, 2005, this network consisted of 29 branch offices in six states.

▪
Conduit Channel. OFS’s conduit operation purchases mortgage loans from other lenders, which include mortgage bankers, savings and loan associations, home builders, and credit unions. As of December 31, 2005, this division served approximately 160 approved lenders who are subject to initial and on-going credit evaluation and monitoring.

▪
Telemarketing Channel. The telemarketing channel originates mortgage loans directly from the consumer through the Internet and through joint venture call centers. This channel focuses on customer acquisition by generally providing mortgage customers with an efficient and convenient means to refinance their existing mortgage. As of December 31, 2005, the telemarketing channel consisted of two joint venture call centers and three centralized processing centers.

Credit and Interest Rate Risk

OFS offers an extensive array of products, each having specific underwriting guidelines and criteria based upon the risk associated with that product. The credit history requirements for a borrower applying for a sub-prime product are substantially different than those applying for a higher credit quality, prime loan program. OFS has a Credit Committee which is chaired by its Chief Credit Officer. The members of that committee include OFS’s Secondary Market Manager, Product Development Manager, National Production Executive, Wholesale Production Manager, Conduit Credit Officer, and the Manager of Structured Finance. The committee is responsible for reviewing all products and guidelines to insure that the overall risk to OFS is consistent with our corporate philosophy. In addition to a review of the guidelines, the execution strategy for the product (retain or sell) is determined. For those products which will be sold into the secondary market, the guidelines of the targeted investors are also considered and incorporated into the program.

Underwriting is done within the credit policies established by OFS’s Chief Credit Officer. Underwriters are given lending authority, based upon their experience, and only after their work has been reviewed for a period of time. In addition to loan limits, lending authority is also established for specific product lines, such as government loans and sub-prime underwriting. On a monthly basis, the Chief Credit Officer will distribute a monthly report listing the approved lending authority limits. In addition, the limit is incorporated into OFS system, which is a validation edit performed by the loan origination system. The Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an on-going basis. All loans over $1.0 million must be reviewed by the Chief Credit Officer.

Exceptions to underwriting criteria are approved by authorized managers and are reviewed on a monthly basis. In addition, a separate Quality Assurance division within OFS reviews a minimum of 10% of all closed loans in order to insure compliance with the underwriting criteria. This review is in addition to the "loan level validation" which is performed within the OFS loan origination system.

For all products originated, the underwriting guidelines take into consideration, credit, collateral, capacity, and compliance.

▪	Credit. The length of credit history, prior mortgage delinquencies, public records, and credit scores.

▪
Collateral. The Quality A underwriting guidelines considers the property via the review of an appraisal. In some instances, the guidelines require both an initial and a review appraisal. Appraisal requirements are established based upon product risk, documentation type, occupancy, and loan-to-value ratios.

▪
Capacity. The underwriting guidelines consider the borrower's ability to repay the debt. OFS offers income verified, stated, and "no doc" programs. Limitations on debt to income ratios will be established based upon product risk, documentation type, occupancy, and loan-to-value ratios.

▪	Compliance. All loans must be in full compliance with federal, state, and investor regulatory regulations. OFS does not offer or approve any loans deemed to be high cost or predatory in nature.

Many products incorporate the use of automated underwriting engines such as Desktop Underwriter, Loan Prospector, Assetwise and Clout. In addition, OFS is developing a proprietary underwriting engine for OFS's "5-Star" (our proprietary product line which will render a credit decision consistent with the product guidelines promulgated by the Chief Credit Officer).

Information about mortgage loan portfolio performance can be accessed via the Company’s website at www.opteum.com and is located within the "Corporate" section on the home page in the ”Investors” tab.

OFS typically sells substantially all the mortgage loans that it produces, generally through securitizations. However, OFS does not always sell loans immediately after production. Instead, OFS may decide to sell certain loans in later periods as part of its overall management of interest rate risk. The timing of such sales can have a material impact on its results, particularly in the short-term. When OFS securitizes mortgage loans, it retains limited credit risk. This credit risk arises through representations and warranties that OFS makes as part of its securitization activities, as well as through retention of limited recourse for credit losses in the case of certain securitizations

OFS typically bears interest rate risk from the time a loan application is taken through the sale of the loan. Thereafter, OFS continues to bear interest rate risk related to the interests retained in the loans sold, which are typically in the form of mortgage servicing rights and residual securities.

Securitizations and Sales

Generally, originated as well as purchased mortgages are eventually sold in one of three ways.

▪
Pooling. Many loans can be pooled into agency or government securities which are then sold directly by OFS to securities firms or financial institutions. From November 3, 2005 (date of merger) to December 31, 2005, OFS sold $260.6 million of government or agency pools.

▪
Whole Loan Sales. OFS sometimes sells bulk packages of unsecuritized loans. Occasionally, single loans or small groups of loans are sold directly to investors. From November 3, 2005 (date of merger) to December 31, 2005 OFS sold $127.1 million worth of whole loans.

▪
Underwritten Securitizations. The balance of OFS loans are securitized on the OPMAC securities shelf and a Real Estate Mortgage Investment Conduit trust (the “REMIC”) distributed through an underwriting syndicate - most typically a small consortium of securities firms. From November 3, 2005 (date of merger) through December 31, 2005 OFS executed one securitization collateralized by $986.3 million of loans on the OPMAC shelf.

There are 15 to 45 days between the time OFS commits to purchase a mortgage and the time OFS sells or securitizes mortgages, depending on certain factors, including the length of the purchase commitment period, volume by product type and the securitization process. REMICs are accounted for as sales transactions. REMIC securities generally consist of one or more classes of “regular interests” and a single class of “residual interest.” The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. REMICs created by OFS are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. The ratings for the REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

When OFS sells mortgage loans as part of a securitization, it generally retains the rights to service the loans. Typically, this is called originated mortgage servicing rights (“OMSRs”) or mortgage servicing rights (“MSRs”). The value of the MSRs are included as assets on the balance sheet. OFS may also retain other financial interests when loans are securitized, often referred to as “residual interests.” These residual interests are included as assets on the Company’s balance sheet.

The servicing of mortgage loans includes collecting loan payments, responding to customer inquiries, accounting for principal and interest dollar amounts, holding custodial (impound) funds for payment of property taxes and insurance premiums, counseling delinquent mortgagors, supervising foreclosures and property dispositions, and other administrative tasks as are required for the loan to function properly. OFS receives fees for performing these functions.

Included in Opteum’s acquisition of OFS were residual interests on prior securitizations issued by OFS. Prior to being named Opteum Financial Services, LLC, OFS was named Homestar Mortgage and issued securities under the Homestar Mortgage Acceptance shelf (HMAC).

The following table summarizes the OFS residual interests in securitizations as of December 31, 2005.

Series	Issue Date	December 31, 2005
HMAC 2004-1	March 4, 2004	$5,096,056
HMAC 2004-2	May 10, 2004	3,240,431
HMAC 2004-3	June 30, 2004	1,055,651
HMAC 2004-4	August 16, 2004	3,749,261
HMAC 2004-5	September 28, 2004	6,177,669
HMAC 2004-6	November 17, 2004	14,321,046
OPMAC 2005-1	January 31, 2005	14,720,910
OPMAC 2005-2	April 5, 2005	11,301,619
OPMAC 2005-3	June 17, 2005	14,656,477
OPMAC 2005-4	August 25, 2005	12,551,775
OPMAC 2005-5	November 23, 2005	11,139,697

Total		$98,010,592

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2005 was as follows

2005
Prepayment speeds (CPR)	28.65%
Weighted-average-life	2.83
Expected credit losses	1.07%
Discount rates	14.90%
Interest rates	Forward LIBOR Yield curve

Loan Servicing

OFS subcontracts a substantial portion of its servicing obligations to independent third parties pursuant to sub-servicing agreements. The servicing, although subcontracted, is generally done under the OFS name and as such is transparent to the consumer. It is cost efficient for OFS to use third-party subservicers. Additionally, some rating agencies required third party servicers in order to achieve higher rating levels on OFS securitizations. OFS intends its own to grow the servicing platform and is working towards having its own servicing operations rated. Currently, OFS continually monitors the performance of servicers or subservicers through performance reviews and regular site visits. Servicing fees are charged on the declining principal balances of loans serviced and generally are 0.25% per annum for fixed rate mortgages, 0.375% per annum for adjustable rate mortgages, 0.50% per annum for lower credit quality mortgages and 0.75% per annum for properties secured by second liens. As of December 31, 2005 OFS subcontracted out 34,235 loans with a principal value of $7,291.4 million and serviced 2,701 loans with a principal value of $412.8 million.

Customer Service

As part of outsourced functions, the Customer Service Call Centers managed almost 288,000 contacts with customers in 2005. These contacts were primarily handled through the Customer Service Representatives, Automated Phone System, and Web site by the subservicer.

Remittance Processing

The Remittance Processing division processes all payments, loan payoffs and payoff demand statements.

Collections and Loss Mitigation

The Collections and Loss Mitigation unit helps delinquent borrowers avoid foreclosure. Efforts are tailored to the specific borrower’s circumstances and comply with the requirements of the underlying mortgage investor.

Foreclosure and Bankruptcy

Foreclosure and bankruptcy are complex processes that are subject to federal and state laws and regulations, as well as various guidelines imposed by mortgage investors and insurers.

Investor Accounting

The Investor Accounting department reconciles custodial accounts, processes investor remittances, and maintains accounting records on behalf of OFS’s mortgage investors, including Fannie Mae, Ginnie Mae and Freddie Mac, as well as other private investors.

Related Services

OFS performs several loan servicing functions that similar loan servicers typically outsource to third parties. OFS believes the integration of these functions gives OFS a competitive advantage by lowering overall servicing costs and enabling OFS to provide a high level of service to our mortgage customers and mortgage investors. OFS’s integrated services include property tax payment processing, acting as a foreclosure trustee, performing property inspections and insurance tracking and premium payment processing.

The following table sets forth certain information regarding the OFS loan servicing portfolio.

Servicing Portfolio by Category as of December 31, 2005
	Principal Outstanding	# of Loans	Average Age in Months
Prime Agencies	$993,966,332	7,044	23.4
Government Agencies	645,857,920	4,908	19.2
Private Label Securitizations	6,036,428,296	24,689	7.6
Total	$7,676,252,548	36,641	10.6

Other Investments of Opteum and OFS

Opteum and OFS may purchase interest rate caps to hedge against changes in its funding rates. The purchaser of these caps is only at risk for the fee paid. Opteum and OFS may also enter into longer term funding arrangements with acceptable counter-parties.

Opteum intends to operate in a manner that will not subject it to regulation under the Investment Company Act. Although major changes are not anticipated at this time, the Company's Board of Directors has the authority to modify or waive its current operating policies and strategies without prior notice to the Company’s stockholders and without stockholder approval.

Policies With Respect to Certain Other Activities

If the Company's Board of Directors determines that additional funding is required, the Company may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Code concerning distribution requirements and the taxability of undistributed net taxable income) or a combination of these methods. In the event that its Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

Opteum has authority to offer Class A Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire shares and may engage in such activities in the future.

Subject to gross income and asset tests necessary for REIT qualification, Opteum may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

The Company may engage in the purchase and sale of investments. It does not underwrite the securities of other issuers.

The Company's Board of Directors may change any of these policies without prior notice to its stockholders and without the approval of its stockholders.

Certain Federal Income Tax Considerations

The following discussion summarizes the material federal income tax considerations regarding Opteum’s qualification and taxation as a REIT. The information in this summary is based on the Code, current, temporary and proposed Treasury regulations promulgated under the Code, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue service (the "IRS") and court decisions, all as of the date hereof. The administrative interpretations and practices of the IRS upon which this summary is based include its practices and policies as expressed in private letter rulings which are not binding on the IRS, except with respect to the taxpayers who requested and received such rulings. No assurance can be given that future legislation, Treasury regulations, administrative interpretations and practices and court decisions will not significantly change current law, or adversely affect existing interpretations of existing law, on which the information in this summary is based. Even if there is no change in applicable law, no assurance can be provided that the statements made in the following summary will not be challenged by the IRS or will be sustained by a court if so challenged, and Opteum will not seek a ruling with respect to any part of the information discussed in this summary. This summary is qualified in its entirety by the applicable provisions of the Code, Treasury regulations, and administrative and judicial interpretations of the Code.

INVESTORS ARE URGED TO CONSULT THEIR TAX ADVISORS REGARDING THE FEDERAL, STATE, LOCAL, AND FOREIGN TAX CONSEQUENCES TO THEM OF ACQUIRING, HOLDING AND DISPOSING OF OUR CLASS A COMMON STOCK AND THE POTENTIAL CHANGES IN APPLICABLE TAX LAWS.

General

Opteum has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2003. Opteum believes that it has been organized and operated, and intends to continue to be organized and to operate, in a manner so as to qualify as a REIT. However, no assurance can be given that Opteum in fact qualifies or will remain qualified as a REIT.

Opteum's qualification and taxation as a REIT depends on its ability to meet, through actual annual operating results, income and asset requirements, distribution levels, diversity of stock ownership, and the various other qualification tests imposed under the Code discussed below. While Opteum intends to operate so that it qualifies as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in Opteum's circumstances or in the law, no assurance can be given that Opteum's actual results for any particular taxable year will satisfy these requirements. In addition, qualification as a REIT may depend on future transactions and events that cannot be known at this time.

So long as Opteum qualifies for taxation as a REIT, Opteum generally will be permitted a deduction for dividends that Opteum distributes to its stockholders. As a result, Opteum generally will not be required to pay federal income taxes on its net taxable income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. Under current law, dividends received by non-corporate U.S. stockholders through 2008 from certain U.S. corporations and qualified foreign corporations generally are eligible for taxation at the rates applicable to long-term capital gains (a maximum of 15%). This substantially reduces, but does not completely eliminate, the double taxation that has historically applied to corporate dividends. With limited exceptions, however, dividends paid by Opteum or other entities that are taxed as REITs are not eligible for the reduced rates on dividends, and will continue to be taxed at rates applicable to ordinary income, which will be as high as 35% through 2010.

Even as a REIT, however, Opteum will be subject to federal taxation, as follows.

▪	Opteum will be required to pay tax at regular corporate rates on any undistributed net taxable income, including undistributed net capital gain.

▪	Opteum may be subject to the "alternative minimum tax" on its items of tax preference, if any.

▪
If Opteum has (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, Opteum will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

▪
Opteum will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction.

▪
If Opteum fails to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintains its qualification as a REIT because certain other requirements are met, Opteum will be subject to a 100% tax on an amount equal to the greater of (i) the amount by which Opteum fails the 75% gross income test and (ii) the amount by which Opteum fails the 95% gross income test, multiplied by a fraction intended to reflect its profitability.

▪
Commencing with Opteum's taxable year beginning on January 1, 2005, if due to reasonable cause Opteum fails to satisfy any of the REIT asset tests, as described below, by more than a de minimis amount, and Opteum nonetheless maintains its REIT qualification because of specified cure provisions, Opteum will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net taxable income generated by the nonqualifying assets.

▪
Commencing with Opteum's taxable year beginning on January 1, 2005, if Opteum fails to satisfy any provision of the Code that would result in its failure to qualify as a REIT (other than a violation of the REIT gross income or asset tests described below) and the violation is due to reasonable cause, Opteum may retain its REIT qualification but Opteum will be required to pay a penalty of $50,000 for each such failure.

▪
Opteum will be required to pay a 4% excise tax on the excess of the required distribution over the amounts actually distributed if Opteum fails to distribute during each calendar year at least the sum of (i) 85% of its ordinary net taxable income for the year; (ii) 95% of its capital gain net income for the year; and (iii) any undistributed taxable income from prior periods. This distribution requirement is in addition to, and different from, the distribution requirements discussed below.

▪
If Opteum acquires any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in Opteum's hands is determined by reference to the basis of the asset in the hands of the C corporation, and Opteum subsequently recognizes gain on the disposition of the asset during the 10-year period beginning on the date that Opteum acquired the asset, then Opteum will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset, over (ii) Opteum's adjusted basis in the asset, in each case determined as of the date on which Opteum acquired the asset. The results described in this paragraph with respect to the recognition of gain will apply unless an election under Treasury regulation Section 1.337(d)-7(c) is made to cause the C corporation to recognize all of the gain inherent in the property at the time of acquisition of the asset.

▪
Opteum will generally be subject to tax on the portion of any excess inclusion income derived from an investment in residual interests in REMICs to the extent its stock is held by specified tax-exempt organizations not subject to tax on unrelated business taxable income.

▪	Opteum could be subject to a 100% excise tax if its dealings with any of its TRSs are not at arm's length.

In addition, OFS has elected to be treated as a TRS, which is an entity that is subject to federal, state, and local income taxation. OFS’ ability to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is also subject to certain limitations.

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

(vi)
not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals (as defined in the Code to include certain entities), during the last half of each taxable year (the " 5/50 Rule"); and

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

Opteum's charter provides for restrictions regarding ownership and transfer of its stock. These restrictions are intended to assist Opteum in satisfying the share ownership requirements described in the fifth and sixth conditions above. These restrictions, however, may not ensure that Opteum will, in all cases, be able to satisfy the stock ownership rules. If Opteum fails to satisfy any of these stock ownership rules, and no other relief provisions apply, its qualification as a REIT may terminate. If, however, Opteum complied with the rules contained in the applicable Treasury regulations that require a REIT to determine the actual ownership of its stock and Opteum does not know, or would not have known through the exercise of reasonable diligence, that Opteum failed to meet the requirement of the  5/50 Rule, Opteum would not be disqualified as a REIT.

To monitor its compliance with the stock ownership tests, Opteum is required to maintain records regarding the actual ownership of its shares of stock. To do so, Opteum is required to demand written statements each year from the record holders of certain percentages of its shares of stock in which the record holders are to disclose the actual owners of the shares (i.e., the persons required to include Opteum's dividends in gross income). A list of those persons failing or refusing to comply with this demand must be maintained as part of Opteum's records. A record holder who fails or refuses to comply with the demand must submit a statement with its tax return disclosing the actual ownership of the shares of stock and certain other information.

In addition, a corporation generally may not elect to become a REIT unless its taxable year is the calendar year. Opteum's taxable year is the calendar year.

Effect of Subsidiary Entities

Opteum owns 100% of the stock of OFS. Opteum has made an election to treat OFS as a TRS. A TRS may earn income that would be nonqualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of all outstanding stock of a TRS. However, no more than 20% of a REIT's assets may consist of the securities of TRSs. Any dividends that a REIT receives from a TRS will generally be eligible to be taxed at the preferential rates applicable to qualified dividend income and, for purposes of REIT gross income tests, will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Certain restrictions imposed on TRSs are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a TRS may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the TRS’ adjusted taxable income for that year (although the TRS may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). Additionally, if a TRS pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, an excise tax equal to 100% of such excess will be imposed.

An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner, generally is not treated as an entity separate from its parent for federal income tax purposes. If Opteum owns 100% of the interests of such an entity, Opteum will be treated as owning its assets and receiving its income directly. An unincorporated domestic entity with two or more owners generally is treated as a partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its proportionate share of the gross income of the partnership, based on its percentage of capital interests, for the purposes of the applicable REIT qualification tests. Commencing with Opteum's taxable year beginning on January 1, 2005, solely for purposes of the 10% value test described below, the determination of a REIT's interest in partnership assets will be based on the REIT's proportionate interest in any securities issued by the partnership, excluding for these purposes, certain excluded securities as described in the Code. Thus, Opteum's proportionate share of the assets, liabilities and items of income of any partnership, joint venture or limited liability company that is treated as a partnership for federal income tax purposes in which Opteum acquires an interest directly or indirectly will be treated as Opteum's assets and gross income for purposes of applying the various REIT qualification requirements.

Income Tests

Opteum must satisfy two gross income requirements annually to maintain its qualification as a REIT. First, Opteum must derive at least 75% of its gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, dividends or other distributions on, and gain from the sale of, stock in other REITs, gain from the disposition of “real estate assets" (i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets) and income from certain types of temporary investments. Second, Opteum must derive at least 95% of its gross income, excluding gross income from prohibited transactions and qualifying hedges entered into after December 31, 2004, from the sources of income that satisfy the 75% gross income test described above, and dividends, interest and gain from the sale or disposition of stock or securities, and qualifying interest rate swap and cap agreements, options, futures and forward contracts entered into before January 1, 2005 to hedge debt incurred to acquire and own real estate assets.

For these purposes, interest earned by a REIT ordinarily does not include any interest if the determination of all or some of the amount of interest depends on the income or profits of any person. An amount will generally not be excluded from the term "interest," however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

Any amount includible in Opteum's gross income with respect to a regular or residual interest in a REMIC generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if Opteum held such assets), Opteum will be treated as receiving directly its proportionate share of the income of the REMIC. In addition, if Opteum receives interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date Opteum became committed to make or purchase the mortgage loan, a portion of the interest income, equal to (i) such highest principal amount minus such value, divided by (ii) such highest principal amount, generally will not be qualifying income for purposes of the 75% gross income test. Interest income received with respect to non-REMIC pay-through bonds and pass-through debt instruments, such as collateralized mortgage obligations or CMOs, however, generally will not be qualifying income for purposes of the 75% gross income test.

Opteum inevitably may have some gross income from sources that will not be qualifying income for purposes of one or both of the gross income tests. However, Opteum intends to maintain its qualification as a REIT by monitoring and limiting any such non-qualifying income.

If Opteum fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, Opteum may nevertheless, qualify as a REIT for such taxable year if Opteum is entitled to relief under applicable provisions of the Code. Generally, Opteum may be entitled to relief if:

•	its failure to meet these tests was due to reasonable cause and not due to willful neglect

•	Opteum attaches a schedule of the sources of its income to its federal income tax return and

•	any incorrect information on the schedule was not due to fraud with intent to evade tax.

Commencing with Opteum's taxable year beginning on January 1, 2005, in order to maintain its qualification as a REIT, if Opteum fails to satisfy the 75% or 95% gross income test, such failure must be due to reasonable cause and not due to willful neglect, and, following its identification of such failure for any taxable year, Opteum must set forth a description of each item of its gross income that satisfies the REIT gross income tests in a schedule for the taxable year filed in accordance with regulations prescribed by the Treasury.

If Opteum is entitled to avail itself of the relief provisions, Opteum will maintain its qualification as a REIT but will be subject to certain taxes as described above. Opteum may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, Opteum will not qualify as a REIT. Opteum may not always be able to maintain compliance with the gross income tests for REIT qualification despite monitoring its income.

Foreclosure Property

Net income realized by Opteum from foreclosure property is generally subject to tax at the maximum federal corporate tax rate (currently at 35%). Foreclosure property is real property and related personal property that is acquired through foreclosure following a default on a lease of such property or indebtedness secured by such property and for which an election is made to treat the property as foreclosure property.

Prohibited Transaction Income

Any gain realized by Opteum on the sale of any asset other than foreclosure property, held as inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business, will be prohibited transaction income and subject to a 100% excise tax. Prohibited transaction income may also adversely affect Opteum's ability to satisfy the gross income test for qualification as a REIT. Whether an asset is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all facts and circumstances surrounding the particular transaction. While the Code provides a safe harbor which, if met, would cause a sale of an asset to not be treated as a prohibited transaction, Opteum may not be able to meet the requirements of the safe harbor in all circumstances. Any sales of assets made through a TRS, such as OFS, will not be subject to the prohibited transaction tax but will be subject to regular corporate income taxation.

Asset Tests

At the close of each quarter of its taxable year, Opteum must satisfy four tests relating to the nature and diversification of its assets. First, at least 75% of the value of its total assets must be represented by real estate assets, cash, cash items and government securities. Second, not more than 25% of its total assets may be represented by securities, other than those securities included in the 75% asset test. Third, the value of the securities Opteum owns in any taxable REIT subsidiaries, in the aggregate, may not exceed 20% of the value of its total assets. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of Opteum's total assets and Opteum generally may not own more than 10% by vote or value of any one issuer's outstanding securities, in each case except with respect to securities of qualified REIT subsidiaries or TRSs and in the case of the 10% value test except with respect to "straight debt" having specified characteristics and other excluded securities, as described in the Code, including, but not limited to, any loan to an individual or an estate, any obligation to pay rents from real property and any security issued by a REIT. In addition, (i) Opteum's interest as a partner in a partnership is not considered a security for purposes of applying the 10% value test; (ii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership if at least 75% of the partnership's gross income is derived from sources that would qualify for the 75% gross income test, and (iii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership to the extent of Opteum's interest as a partner in the partnership.

Qualified real estate assets include interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consist of "real estate assets" (determined as if Opteum held such assets), Opteum will be treated as holding directly its proportionate share of the assets of such REMIC), and shares of other REITs. Non-REMIC CMOs, however, generally do not qualify as qualified real estate assets for this purpose.

Opteum believes that all or substantially all of the mortgage related securities that Opteum owns are and will be qualifying assets for purposes of the 75% asset test. However, to the extent that Opteum owns non-REMIC CMOs or other debt instruments secured by mortgage loans (rather than by real property) or debt securities issued by C corporations that are not secured by mortgages on real property, those securities may not be qualifying assets for purposes of the 75% asset test. Opteum will monitor the status of its assets for purposes of the various asset tests and will seek to manage its portfolio to comply at all times with such tests.

After initially meeting the asset tests at the close of any quarter, Opteum will not lose its qualification as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If Opteum fails to satisfy the asset tests because Opteum acquires securities during a quarter, Opteum can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. Commencing with its taxable year beginning on January 1, 2005, if Opteum fails to meet the 5% or 10% asset tests, after the 30 day cure period, Opteum may dispose of sufficient assets (generally within six months after the last day of the quarter in which Opteum's identification of the failure to satisfy these asset tests occurred) to cure such a violation that does not exceed a de minimis amount equal to the lesser of 1% of its assets at the end of the relevant quarter or $10,000,000. For violations of any of the REIT asset tests that are due to reasonable cause and that are larger than the de minimis amount described above, Opteum may avoid disqualification as a REIT after the 30 day cure period by taking steps including the disposition of sufficient assets to meet the asset test (generally within six months after the last day of the quarter in which Opteum's identification of the failure to satisfy the REIT asset test occurred) and paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets; provided that Opteum files a schedule for such quarter describing each asset that causes it to fail to satisfy the asset test in accordance with regulations prescribed by the Treasury.

Annual Distribution Requirements

To maintain its qualification as a REIT, Opteum is required to distribute dividends, other than capital gain dividends, to its stockholders in an amount at least equal to the sum of: (i) 90% of its REIT taxable income, and (ii) 90% of its after-tax net income, if any, from foreclosure property, less (iii) the excess of the sum of certain items of its non-cash income items over 5% of its REIT taxable income. In general, for this purpose, Opteum's REIT taxable income is ordinary net taxable income computed without regard to the dividends paid deduction and net capital gain.

Only distributions that qualify for the "dividends paid deduction" available to REITs under the Code are counted in determining whether the distribution requirements are satisfied. Opteum must make these distributions in the taxable year to which they relate, or in the following taxable year, if they are declared before Opteum timely files its tax return for that year, paid on or before the first regular dividend payment following the declaration and Opteum elects on its tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. For these and other purposes, dividends declared by Opteum in October, November or December of one taxable year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by Opteum and received by the stockholder during such taxable year, provided that the dividend is actually paid by Opteum by January 31 of the following taxable year.

In addition, dividends distributed by Opteum must not be preferential. If a dividend is preferential, it will not qualify for the dividends paid deduction. To avoid being preferential, every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated other than according to its dividend rights as a class.

To the extent that Opteum does not distribute all of its net capital gain, or Opteum distributes at least 90%, but less than 100%, of its REIT taxable income, Opteum will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates. Furthermore, if Opteum fails to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following such year) at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, Opteum will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. Opteum intends to make timely distributions sufficient to satisfy the annual distribution requirements.

Because Opteum may deduct capital losses only to the extent of its capital gains, Opteum may have taxable net income that exceeds its economic income. In addition, Opteum will recognize taxable net income in advance of the related cash flow if any of its subordinated mortgage related securities are deemed to have original issue discount. For federal income tax purposes, Opteum generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments. As a result of the foregoing, Opteum may have less cash than is necessary to distribute all of its taxable net income and thereby avoid corporate income tax and the excise tax imposed on certain undistributed income. In such a situation, Opteum may need to borrow funds or issue additional common or preferred stock.

Under certain circumstances, Opteum may be able to rectify a failure to meet the distribution requirements for a year by paying "deficiency dividends" to its stockholders in a later year, which may be included in Opteum's deduction for dividends paid for the earlier year. Although Opteum may be able to avoid being taxed on amounts distributed as deficiency dividends, Opteum will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

Excess Inclusion Income

If Opteum acquires a residual interest in a REMIC, Opteum may realize excess inclusion income. If Opteum is deemed to have issued debt obligations having two or more maturities, the payments on which correspond to payments on mortgage loans owned by it, such arrangement will be treated as a taxable mortgage pool for federal income tax purposes. If all or a portion of Opteum is treated as a taxable mortgage pool, its qualification as a REIT generally should not be impaired. However, a portion of Opteum's taxable net income may be characterized as excess inclusion income and allocated to its stockholders, generally in a manner set forth under the applicable Treasury regulations. The Treasury Department has not yet issued regulations governing the tax treatment of stockholders of a REIT that owns an interest in a taxable mortgage pool. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income tax allocable to the holder of a residual interest in a REMIC during such calendar quarter over (ii) the sum of amounts allocated to each day in the calendar quarter equal to its ratable portion of the product of (a) the adjusted issue price of the interest at the beginning of the quarter multiplied by (b) 120% of the long-term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). Opteum's excess inclusion income would be allocated among its stockholders. A stockholder's share of any excess inclusion income could not be offset by net operating losses of a stockholder; would be subject to tax as unrelated business taxable income to a tax-exempt holder; would be subject to the application of the federal income tax withholding (without reduction pursuant to any otherwise applicable income tax treaty) with respect to amounts allocable to non-U.S. stockholders; and would be taxable (at the highest corporate tax rates) to Opteum, rather than its stockholders, to the extent allocable to Opteum's stock held by disqualified organizations (generally, tax-exempt entities not subject to unrelated business income tax, including governmental organizations).

Hedging Transactions

From time to time the Company may enter into hedging transactions with respect to one or more of its assets or liabilities. The Company's hedging transactions could take a variety of forms, including interest rate cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. The Company may enter into other hedging transactions, including rate locks and guaranteed financial contracts. To the extent that the Company enters into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument prior to January 1, 2005 to reduce its interest rate risk on indebtedness incurred to acquire or carry real estate assets, any payment under or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent the Company hedges with other types of financial instruments or for other purposes prior to January 1, 2005, any payment under or gain from such transactions would not be qualifying income for purposes of the 95% or 75% gross income tests. Commencing with the Company's taxable year beginning on January 1, 2005, except to the extent provided by Treasury regulations, any income from a hedging transaction entered into after December 31, 2004 to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by the Company, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test, to the extent that the transaction hedges any indebtedness incurred or to be incurred by the Company to acquire or carry real estate assets. Opteum will monitor the income generated by any such transactions in order to ensure that such gross income, together with any other nonqualifying income received by it, will not cause it to fail to satisfy the 95% or 75% gross income tests.

Failure to Qualify as a REIT

If Opteum fails to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Code do not apply, Opteum will be required to pay taxes, including any applicable alternative minimum tax, on its taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to its stockholders in any year in which Opteum fails to qualify as a REIT will not be deductible by it and Opteum will not be required to distribute any amounts to its stockholders. As a result, Opteum anticipates that its failure to qualify as a REIT would reduce the cash available for distribution to its stockholders. In addition, if Opteum fails to qualify as a REIT, all distributions to its stockholders will be taxable as dividends from a C corporation to the extent of its current and accumulated earnings and profits, and U.S. individual stockholders may be taxable at preferential rates on such dividends, and U.S. corporate stockholders may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, Opteum would also be disqualified from taxation as a REIT for the four taxable years following the year in which Opteum loses its qualification. Commencing with its taxable year beginning on January 1, 2005, specified cure provisions may be available to Opteum in the event Opteum violates a provision of the Code that would result in its failure to qualify as a REIT. Opteum would be provided additional relief in the event that it violates a provision of the Code that would result in its failure to qualify as a REIT (other than violations of the REIT gross income or asset tests, as described above, for which other specified cure provisions are available) if (i) the violation is due to reasonable cause, and (ii) Opteum pays a penalty of $50,000 for each failure to satisfy the provision.

State, Local and Foreign Taxation

Opteum may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which Opteum transacts business or makes investments, and Opteum's stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. Opteum's state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. OFS has elected to be treated as a TRS, which is an entity that is subject to federal, state and local income taxation. In addition, the ability of OFS to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is subject to certain limitations.

Possible Legislative or Other Action Affecting REITs

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations thereof could affect the tax consequences of an investment in the Company.

Custodian Bank

Opteum has engaged J.P. Morgan Chase & Co. to serve as its custodian bank. J.P. Morgan Chase & Co. is entitled to fees for its services.

Competition

Opteum Inc.

When Opteum invests in mortgage related securities and other investment assets, it competes with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than Opteum does. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

Opteum Financial Services

OFS faces intense competition, primarily from commercial banks, savings and loans, and other independent mortgage lenders, including internet-based lending companies and other mortgage REITs. Competitors with lower costs of capital have a competitive advantage over OFS. In addition, establishing a mortgage lending operation such as OFS’s requires a relatively small commitment of capital and human resources, which permits new competitors to enter the markets quickly and to effectively compete with OFS. Furthermore, national banks, thrifts and their operating subsidiaries are generally exempt from complying with many of the state and local laws that affect our operations, such as the prohibition on prepayment penalties. Thus, they may be able to provide more competitive pricing and terms than OFS can offer. As mortgage products are offered more widely through alternative distribution channels, such as the internet, OFS may be required to make significant changes to its current wholesale and retail structures and information systems to compete effectively.

Available Information

The Internet address of the Company's corporate website is www.opteum.com. Opteum provides copies of its periodic reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by its directors, officers and 10% stockholders (on Forms 3, 4 and 5) available free of charge through its website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “Commission”). The Company may from time to time provide important disclosures to investors by posting them in the investor relations section of its website, as allowed by securities rules.

Materials Opteum files with the Commission may be read and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet website at www.sec.gov that will contain the Opteum's reports, proxy information statements, and other information regarding Opteum that it will file electronically with the Commission.

Employees

As of December 31, 2005, Opteum had 11 full-time employees and OFS had 1,066 full time employees.

Financial Information about Segments

See Item 8 “Financial Statements” for information about segments required by this Item 1.

Seasonality

See Item 1A “Risk Factors—Risks related to OFS’s profitability—The mortgage banking business is seasonal and OFS’s operating results vary accordingly” for information regarding the seasonal nature of the mortgage banking business of OFS.

ITEM 1A. Risk Factors.

Risks Related to the REIT Investment Portfolio

Interest rate mismatches between Opteum’s adjustable-rate securities and its borrowings used to fund purchases of the mortgage-related securities may reduce net income or result in a loss during periods of changing interest rates.

As of December 31, 2005, 57.4% of the fair value of the MBS in Opteum’s portfolio was adjustable rate MBS and 20.2% were hybrid adjustable rate MBS, and these percentages may increase as Opteum modifies the mix of securities in the portfolio. This means that the interest rates of the securities may vary over time based on changes in a short-term interest rate index, of which there are many. Opteum finances its acquisitions of adjustable-rate securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but perhaps with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate securities. Short-term interest rates are ordinarily lower than longer-term interest rates. During periods of changing interest rates, this interest rate mismatch between Opteum’s assets and liabilities could reduce or eliminate net income and dividend yield and could cause Opteum to suffer a loss. In particular, in a period of rising interest rates, Opteum could experience a decrease in, or elimination of, net income or a net loss because the interest rates on Opteum’s borrowings adjust faster than the interest rates on the adjustable-rate securities.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce Opteum’s net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), Opteum’s borrowing costs may increase more rapidly than the interest income earned on our assets. Because Opteum’s assets may bear interest based on longer-term rates than its borrowings, a flattening of the yield curve would tend to decrease net income and the market value of mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease Opteum’s net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event Opteum’s borrowing costs may exceed its interest income and it could incur operating losses.

A significant portion of Opteum’s portfolio consists of fixed-rate MBS, which may cause Opteum to experience reduced net income or a loss during periods of rising interest rates.

As of December 31, 2005, 17.5% of the fair value of MBS in Opteum’s portfolio consisted of fixed-rate and balloon maturity MBS. Because the interest rate on a fixed-rate mortgage never changes, over time there can be a divergence between the interest rate on the loan and the current market interest rates. Opteum funds its acquisition of fixed-rate MBS with short-term repurchase agreements and term loans. During periods of rising interest rates, Opteum’s costs associated with borrowings used to fund the acquisition of fixed-rate assets are subject to increases while the income it earns from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate MBS that Opteum purchases and the borrowings used to purchase them, which would reduce net interest income and could cause Opteum to suffer a loss.

Increased levels of prepayments on the mortgages underlying Opteum’s mortgage-related securities might decrease net interest income or result in a net loss.

Pools of mortgage loans underlie the mortgage-related securities that Opteum acquires. Opteum generally receives payments from the payments that are made on these underlying mortgage loans. When Opteum acquires mortgage-related securities, it anticipates that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected it results in corresponding prepayments on the mortgage-related securities that are faster than expected. Faster-than-expected prepayments could potentially harm the results of Opteum’s operations in various ways, including the following:

•
Opteum seeks to purchase some mortgage-related securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, Opteum will be required to pay a premium over the market value to acquire the security. In accordance with applicable accounting rules, Opteum will be required to amortize this premium over the term of the mortgage-related security. If the mortgage-related security is prepaid in whole or in part prior to its maturity date, however, Opteum must expense any unamortized premium that remained at the time of the prepayment.

•
A portion of Opteum’s adjustable-rate MBS may bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, Opteum will have held that mortgage-related security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•
If Opteum is unable to acquire new mortgage-related securities to replace the prepaid mortgage-related securities, Opteum’s financial condition, results of operations and cash flow may suffer and it could incur losses.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While Opteum seeks to minimize prepayment risk, it must balance prepayment risk against other risks and the potential returns of each investment when selecting investments. No strategy can completely insulate the Company from prepayment or other such risks.

Opteum may incur increased borrowing costs related to repurchase agreements that would harm Opteum’s results of operations.

Opteum’s borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of Opteum’s mortgage-related securities.

Most of the Opteum’s borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, Opteum’s results of operations will be harmed and it may incur losses.

Interest rate caps on Opteum’s adjustable-rate MBS may reduce its income or cause it to suffer a loss during periods of rising interest rates.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage-backed security. Opteum’s borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on Opteum’s borrowings could increase without limitation while caps could limit the interest rates on its adjustable-rate MBS. This problem is magnified for adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the Company may receive less cash income on adjustable-rate MBS than it needs to pay interest on its related borrowings.

As of December 31, 2005, the adjustable-rate MBS in Opteum’s portfolio were subject to a weighted average lifetime interest rate cap of 10.5% and a weighted average periodic interest rate cap of 1.8% and the hybrid adjustable-rate MBS in Opteum’s portfolio were subject to a weighted average lifetime interest rate cap of 9.9% and a weighted average periodic interest rate cap of 1.7%. Interest rate caps on Opteum’s MBS could reduce its net interest income or cause it to suffer a net loss if interest rates were to increase beyond the level of the caps.

Opteum may not be able to purchase interest rate caps at favorable prices, which could cause us to suffer a loss in the event of significant changes in interest rates.

Opteum’s policies permit it to purchase interest rate caps to help it reduce Opteum’s interest rate and prepayment risks associated with our investments in mortgage-related securities. This strategy potentially helps the Company reduce Opteum’s exposure to significant changes in interest rates. A cap contract is ultimately no benefit to Opteum unless interest rates exceed the target rate. If Opteum purchases interest rate caps but does not experience a corresponding increase in interest rates, the costs of buying the caps would reduce Opteum’s earnings. Alternatively, Opteum may decide not to enter into a cap transaction due to its expense, and it would suffer losses if interest rates later rise substantially. Opteum’s ability to engage in interest rate hedging transactions is limited by the REIT gross income requirements. See "Legal and Tax Risks" below.

Opteum’s leverage strategy increases the risks of Opteum’s operations, which could reduce net income and the amount available for distributions to stockholders or cause Opteum to suffer a loss.

Opteum generally seeks to borrow between eight and 12 times the amount of Opteum’s equity, although at times its borrowings may be above or below this amount. For purposes of this calculation, the Opteum treats trust preferred securities as an equity capital equivalent. The Company incurs this indebtedness by borrowing against a substantial portion of the market value of its mortgage-related securities. The Company’s total indebtedness, however, is not expressly limited by its policies and will depend on its and its prospective lender's estimate of the stability of its portfolio's cash flow. As a result, there is no limit on the amount of leverage that Opteum may incur. Opteum faces the risk that it might not be able to meet its debt service obligations or a lender's margin requirements from its income and, to the extent Opteum cannot, it might be forced to liquidate some of its assets at unfavorable prices. Opteum’s use of leverage amplifies the risks associated with other risk factors, which could reduce its net income and the amount available for distributions to stockholders or cause it to suffer a loss. For example:

•
A majority of Opteum’s borrowings are secured by its mortgage-related securities, generally under repurchase agreements. A decline in the market value of the mortgage-related securities used to secure these debt obligations could limit Opteum’s ability to borrow or result in lenders requiring it to pledge additional collateral to secure its borrowings. In that situation, Opteum could be required to sell mortgage-related securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-related securities, Opteum would experience losses.

•
A default under a mortgage-related security that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related security, including any cross-collateralized mortgage-related securities. This would result in a loss to Opteum of the difference between the value of the mortgage-related security upon liquidation and the amount borrowed against the mortgage-related security.

•
To the extent Opteum is compelled to liquidate qualified REIT assets to repay debts, Opteum’s compliance with the REIT rules regarding its assets and its sources of income could be negatively affected, which would jeopardize its qualification as a REIT. Losing Opteum’s REIT qualification would cause it to lose tax advantages applicable to REITs and would decrease profitability and distributions to stockholders.

•	If Opteum experiences losses as a result of its leverage policy, such losses would reduce the amounts available for distribution to stockholders.

An increase in interest rates may adversely affect the Company’s book value, which may harm the value of its Class A Common Stock.

Increases in interest rates may negatively affect the fair market value of the Company’s mortgage-related securities. The Company’s fixed-rate MBS will generally be more negatively affected by such increases. In accordance with GAAP, the Company will be required to reduce the carrying value of the Company’s mortgage-related securities by the amount of any decrease in the fair value of our mortgage-related securities compared to amortized cost. If unrealized losses in fair value occur, the Company will have to either reduce current earnings or reduce stockholders' equity without immediately affecting current earnings, depending on how we classify the mortgage-related securities under GAAP. In either case, the Company’s net book value will decrease to the extent of any realized or unrealized losses in fair value.

Changes in yields may harm the value of the Company’s Class A Common Stock.

The Company’s earnings will be derived primarily from the expected positive spread between the yield on the Company’s assets and the cost of its borrowings. There is no assurance that there will be a positive spread in either high interest rate environments or low interest rate environments, or that the spread will not be negative. In addition, during periods of high interest rates, the Company’s net income, and therefore the dividend yield on its Class A Common Stock, may be less attractive compared to alternative investments of equal or lower risk. Each of these factors could harm the market value of the Company’s Class A Common Stock.

Opteum depends on borrowings to purchase mortgage-related securities and reach Opteum’s desired amount of leverage. If Opteum fails to obtain or renew sufficient funding on favorable terms or at all, it will be limited in its ability to acquire mortgage-related securities, which will harm its results of operations.

Opteum depends on borrowings to fund acquisitions of mortgage-related securities and reach Opteum’s desired amount of leverage. Accordingly, Opteum’s ability to achieve its investment and leverage objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. In addition, Opteum must be able to renew or replace Opteum’s maturing borrowings on a continuous basis. Opteum depends on many lenders to provide the primary credit facilities for Opteum’s purchases of mortgage-related securities. If Opteum cannot renew or replace maturing borrowings on favorable terms or at all, it may have to sell its mortgage-related securities under adverse market conditions, which would harm its results of operations and may result in permanent losses.

Possible market developments could cause Opteum’s lenders to require it to pledge additional assets as collateral. If Opteum’s assets were insufficient to meet the collateral requirements, it might be compelled to liquidate particular assets at inopportune times and at unfavorable prices.

Possible market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related securities in which Opteum’s portfolio is concentrated, might reduce the market value of its portfolio, which might cause its lenders to require additional collateral. Any requirement for additional collateral might compel Opteum to liquidate its assets at inopportune times and at unfavorable prices, thereby harming its operating results. If Opteum sells mortgage-related securities at prices lower than the carrying value of the mortgage-related securities, it would experience losses.

Opteum’s use of repurchase agreements to borrow funds may give Opteum’s lenders greater rights in the event that either Opteum or any of its lenders file for bankruptcy, which may make it difficult for it to recover is collateral in the event of a bankruptcy filing.

Opteum’s borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving its lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate its collateral under the repurchase agreements without delay if Opteum files for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for Opteum to recover its pledged assets in the event that its lender files for bankruptcy. Thus, the use of repurchase agreements exposes Opteum’s pledged assets to risk in the event of a bankruptcy filing by either Opteum’s lenders or Opteum.

Because the assets that Opteum acquires might experience periods of illiquidity, Opteum might be prevented from selling its mortgage-related securities at favorable times and prices, which could cause it to suffer a loss and/or reduce distributions to stockholders.

Although Opteum plans to hold its mortgage-related securities until maturity, there may be circumstances in which Opteum sells certain of these securities. Mortgage-related securities generally experience periods of illiquidity. As a result, Opteum may be unable to dispose of its mortgage-related securities at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. The illiquidity of mortgage-related securities may harm Opteum’s results of operations and could cause it to suffer a loss and/or reduce distributions to stockholders.

The Company’s board of directors may change its operating policies and strategies without prior notice or stockholder approval and such changes could harm its business and results of operations and the value of its Class A Common Stock.

Although the Company’s board of directors has no current plans to do so, it has the authority to modify or waive its current operating policies and its strategies (including its election to operate as a REIT) without prior notice to you and without your approval. Any such changes to the Company’s current operating policies and strategies may be unsuccessful and may have an adverse effect on its business, operating results and the market value of its Class A Common Stock.

Competition might prevent Opteum from acquiring mortgage-related securities at favorable yields, which could harm its results of operations.

Opteum’s net income largely depends on its ability to acquire mortgage-related securities at favorable spreads over its borrowing costs. In acquiring mortgage-related securities, Opteum competes with other REIT’s, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related securities, many of which have greater financial resources than Opteum does. Additionally, many of Opteum’s competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, Opteum may not be able to acquire sufficient mortgage-related securities at favorable spreads over its borrowing costs, which would harm its results of operations.

Opteum’s investment strategy involves risk of default and delays in payments, which could harm its results of operations.

Opteum may incur losses if there are payment defaults under its mortgage-related securities. Opteum’s mortgage-related securities will be government or agency certificates. Agency certificates are mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae are guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage-related securities are guaranteed as to payment of principal and interest by the respective agency issuing the security. It is possible that guarantees made by Freddie Mac or Fannie Mae would not be honored in the event of default on the underlying securities. Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae or Freddie Mac, and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage-related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac mortgage-related securities. Opteum currently intends to continue to invest in such securities, even if such agencies' relationships with the federal government changes.

Decreases in the value of the property underlying Opteum’s mortgage-related securities might decrease the value of its assets.

The mortgage-related securities in which Opteum invests are secured by underlying real property interests. To the extent that the market value of the property underlying Opteum’s mortgage-related securities decreases, its securities might be impaired, which might decrease the value of its assets.

If Opteum fails to maintain relationships with AVM, L.P. and its affiliate III Associates, or if it does not establish relationships with other repurchase agreement trading, clearing and administrative service providers, it may have to reduce or delay its operations and/or increase its expenditures.

Opteum has engaged AVM, L.P. and its affiliate III Associates, to provide it with certain repurchase agreement trading, clearing and administrative services. If Opteum is unable to maintain relationships with AVM and III Associates or is unable to establish successful relationships with other repurchase agreement trading, clearing and administrative service providers, it may have to reduce or delay Opteum’s operations and/or increase its expenditures and undertake the repurchase agreement trading, clearing and administrative services on its own.

Hedging transactions may adversely affect the Company’s earnings, which could adversely affect cash available for distribution to its stockholders.

The Company may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts. The Company’s hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of MBS it holds, and other changing market conditions. Hedging may fail to protect or could adversely affect the Company because, among other things:

•	hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	certain types of hedges may expose the Company to risk of loss beyond the fee paid to initiate the hedge;

•	the amount of income that a REIT may earn from hedging transactions is limited by federal income tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs the Company’s ability to sell or assign its side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

The Company’s hedging activity may adversely affect the Company’s earnings, which could adversely affect cash available for distribution to stockholders.

Terrorist attacks and other acts of violence or war may affect any market for the Company’s Class A Common Stock, the industry in which the Company conducts its operations, and its profitability.

Terrorist attacks may harm the Company’s results of operations and your investment. The Company cannotassure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying the Company’s mortgage-related securities or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying the Company’s mortgage-related securities or the securities markets in general, which could harm its operating results and revenues and may result in the volatility of the market value of its Class A Common Stock.

Current loan performance data may not be indicative of future results.

When making capital budgeting and other decisions, the Company uses projections, estimates and assumptions based on the Company’s experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, fluctuations in interest rates, fluctuations in mortgage loan prepayment rates and fluctuations in losses due to defaults on mortgage loans. These differences and fluctuations could rise to levels that may adversely affect the Company’s profitability.

Risks Related to the Company’s Officers

The Company depends substantially on two individuals to operate its business, and the loss of such persons would severely and detrimentally affect its operations.

The Company depends substantially on two individuals, Mr. Zimmer, our Chairman, Chief Executive Officer and President, and Mr. Cauley, our Vice Chairman, Chief Investment Officer and Chief Financial Officer, to manage its business. The Company depends on the diligence, experience and skill of Mr. Zimmer and Mr. Cauley for the selection, acquisition, structuring and monitoring of our mortgage-related securities and associated borrowings. Although the Company has entered into employment contracts with Messrs. Zimmer and Cauley, those employment contracts may not prevent either Messrs. Zimmer or Cauley from leaving Opteum. The loss of either of them would likely have a severe negative effect on the Company’s business, financial condition, cash flow and results of operations.

The Company’s officers own shares of its Class B Common Stock and may take undue risks in managing Opteum in order to cause a conversion of these shares.

In connection with the Company’s formation, its founders and officers, Messrs. Zimmer and Cauley, were issued an aggregate of 319,388 shares of the Company’s Class B Common Stock. These shares of Class B Common Stock will begin to convert to shares of Class A Common Stock when stockholders' equity attributable to Class A Common Stock is no less than $15.00 per share. Accordingly, the Company’s officers may take undue risks in managing Opteum in an attempt to increase stockholders' equity and cause a conversion of these shares. See "Description of Capital Stock—Common Stock—Conversion of the Class B Common Stock and Class C Common Stock Rights."

Legal and Tax Risks

If Opteum fails to qualify as a REIT, it will be subject to federal income tax as a regular corporation and may face a substantial tax liability.

Opteum intends to operate in a manner that allows it to qualify as a REIT for federal income tax purposes. However, REIT qualification involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under technical and complex provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, for which only a limited number of judicial or administrative interpretations exist. The determination that Opteum qualifies as a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. Accordingly, it is not certain Opteum will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize Opteum’s REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for Opteum to qualify as a REIT. If Opteum fails to qualify as a REIT in any tax year, then:

•
it would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates;

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and could force Opteum to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•
unless Opteum was entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which it lost its qualification, and its cash available for distribution to its stockholders therefore would be reduced for each of the years in which it does not qualify as a REIT.

Even if Opteum remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow. Opteum may also be subject to certain federal, state and local taxes on its income and property, and its OFS subsidiary is treated as a "taxable REIT subsidiary," which is a fully taxable corporation for federal income tax purposes. Any of these taxes would decrease cash available for distribution to the Company’s stockholders.

Complying with REIT requirements may cause Opteum to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, Opteum must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. Opteum may also be required to make distributions to its stockholders at unfavorable times or when it does not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder Opteum’s ability to operate solely with the goal of maximizing profits.

In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business, other than foreclosure property. This 100% tax could impact Opteum’s ability to sell mortgage-related securities at otherwise opportune times if it believes such sales could result in Opteum being treated as engaging in prohibited transactions. However, Opteum would not be subject to this tax if it were to sell assets through a TRS. Opteum will also be subject to a 100% tax on certain amounts if the economic arrangements between it and its TRS are not comparable to similar arrangements among unrelated parties. See "Certain Federal Income Tax Considerations."

Complying with REIT requirements may limit Opteum’s ability to hedge effectively, which could in turn leave it more exposed to the effects of adverse changes in interest rates.

The REIT provisions of the Internal Revenue Code may substantially limit Opteum’s ability to hedge mortgage-related securities and related borrowings by generally requiring it to limit its income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of its gross income. In addition, Opteum must limit its aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources, to less than 5% of its annual gross income. As a result, Opteum may in the future have to limit the use of hedges or implement hedges through a TRS. This could result in greater risks associated with changes in interest rates than Opteum would otherwise want to incur. If Opteum fails to satisfy the 25% or 5% limitations, unless its failure was due to reasonable cause and not due to willful neglect and it meets certain other technical requirements, it could lose its REIT qualification. Even if Opteum’s failure was due to reasonable cause, it may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect its profitability.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum federal income tax rate for dividends paid to individual U.S. stockholders is 15% (through 2008). Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including the Company’s Class A Common Stock.

To maintain Opteum’s REIT qualification, Opteum may be forced to borrow funds on unfavorable terms or sell its securities at unfavorable prices to make distributions to stockholders.

As a REIT, Opteum must distribute at least 90% of its annual net taxable income (excluding net capital gains) to stockholders. To the extent that Opteum satisfies this distribution requirement, but distributes less than 100% of its net taxable income, it will be subject to federal corporate income tax. In addition, Opteum will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under The Internal Revenue Code. From time to time, Opteum may generate taxable income greater than its income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or its net taxable income may be greater than its cash flow available for distribution to its stockholders. If Opteum does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its mortgage-related securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax. These other sources could increase Opteum’s costs or reduce equity and reduce amounts available to invest in mortgage-related securities.

Reliance on legal opinions or statements by issuers of mortgage-related securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing mortgage-related securities, Opteum may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect Opteum’s REIT qualification and result in significant corporate-level tax.

Possible legislative or other actions affecting REIT's could adversely affect the Company and its stockholders.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Company’s business may be harmed by changes to the laws and regulations affecting it, including changes to securities laws and changes to the Internal Revenue Code provisions applicable to the taxation of REITs. New legislation may be enacted into law, or new interpretations, rulings or regulations could be adopted, any of which could adversely affect the Company and the Company’s stockholders, potentially with retroactive effect.

Opteum may recognize excess inclusion income that would increase the tax liability of our stockholders.

If Opteum recognizes excess inclusion income and allocates it to stockholders, this income cannot be offset by net operating losses of the stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent the Company’s stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, it may incur a corporate level tax at the highest applicable corporate tax rate on the portion of Opteum’s excess inclusion income that is allocable to such disqualified organizations.

Excess inclusion income could result if Opteum holds a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if Opteum were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-related securities securing those debt obligations (i.e., if Opteum was to own an interest in a taxable mortgage pool). However, Treasury regulations have not been issued regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. Opteum does not expect to acquire significant amounts of residual interests in REMICs, other than interests owned by OFS, which is treated as a separate taxable entity for these purposes. Opteum intends to structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Opteum does, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if we default on its obligations.

A portion of the Company’s distributions may be deemed a return of capital for U.S. federal income tax purposes.

The amount of the Company’s distributions to the holders of our Class A Common Stock in a given quarter may not correspond to our net taxable income for such quarter. To the extent the Company’s distributions exceed the Company’s net taxable income, the distribution will be treated as a return of capital for federal income tax purposes. A return of capital distribution will not be taxable to the extent of a stockholder's tax basis in its shares but will reduce a stockholder's basis in its shares of Class A Common Stock.

The Company’s reported GAAP financial results differ from the taxable income results that drive its dividend distributions, and its consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret.

The Company’s dividend distributions are driven by its dividend distribution requirements under the REIT tax laws and our profits as calculated for tax purposes pursuant to the Internal Revenue Code. The Company’s reported results for GAAP purposes differ materially, however, from both its cash flows and its taxable income. OFS transfers mortgage loans or mortgage securities held as available-for-sale into securitization trusts to obtain long-term non-recourse funding for these assets. When OFS surrenders control over the transferred mortgage loans or mortgage securities held as available-for-sale, the transaction is accounted for as a sale. In the future, if OFS retains control over the transferred mortgage loans or mortgage securities available-for-sale, the transaction will be accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In securitization transactions that OFS accounts for as sales, OFS typically records a gain or loss on the assets transferred in its income statement and records the retained interests at fair value on its balance sheet. In securitization transactions that OFS accounts for as secured borrowings, which OFS may do in the future, they consolidate all the assets and liabilities of the trust on their financial statements. As a result of this and other accounting issues, stockholders and analysts must undertake a complex analysis to understand the Company’s economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may hinder the trading of the Company’s stock or may lead observers to misinterpret its results.

Recent legislation related to corporate governance may increase the Company’s costs of compliance and its liability.

Recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, new Commission regulations and NYSE rules have increased the costs of corporate governance, reporting and disclosure practices. These costs may increase in the future due to the Company’s continuing implementation of compliance programs mandated by these requirements. In addition, these new laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing the Company’s risks of liability and potential sanctions.

Failure to maintain an exemption from the Investment Company Act would harm the Company’s results of operations.

The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company fails to qualify for this exemption, its ability to use leverage would be substantially reduced and it would be unable to conduct its business. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, the Company must maintain at least 55% of our assets directly in these qualifying real estate interests, with at least 25% of our remaining assets invested in real estate-related securities. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, the Company’s ownership of these mortgage-related securities is limited by the provisions of the Investment Company Act.

As of December 31, 2005, 58.1% of the Company’s portfolio constituted qualifying interests in mortgage-related securities for purposes of the Investment Company Act. In satisfying the 55% requirement under the Investment Company Act, the Company treats as qualifying interests mortgage-related securities issued with respect to an underlying pool as to which it holds all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, the Company could be required to sell a substantial amount of its mortgage-related securities under potentially adverse market conditions. Further, in order to ensure that the Company at all times qualify for the exemption under the Investment Company Act, it may be precluded from acquiring mortgage-related securities whose yield is higher than the yield on mortgage-related securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate the Company’s net income.

Risks Related to OFS’s Origination Business

If OFS does not obtain the necessary state licenses and approvals, OFS will not be allowed to acquire, fund or originate mortgage loans in some states, which would adversely affect OFS’s operations.

Certain states in which OFS does business require that OFS be licensed to conduct business. As part of the Company’s acquisition of OFS, OFS will be required to reapply for new licenses and approvals under existing licenses. The Company cannot assure you that all the necessary licenses and approvals can be obtained in a timely manner or at all.

OFS’s failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of OFS’s business could harm OFS’s operations and profitability.

As a mortgage lender, loan servicer and broker, OFS is subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program OFS’s technology systems and effectively train OFS’s personnel with respect to all of these laws and regulations, thereby potentially increasing their exposure to the risks of noncompliance with these laws and regulations. OFS’s failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licensure;

•	damage to OFS’s reputation in the industry;

•	inability to sell or securitize OFS’s loans;

•	demands for indemnification or loan repurchases from purchasers of OFS’s loans;

•	fines and penalties and litigation, including class action lawsuits; or

•	administrative enforcement actions.

Any of these results could harm OFS’s retained residual interests in securitizations and thus their results of operations, financial condition and business prospects.

New legislation could restrict OFS’s ability to originate mortgage loans, which could harm OFS’s earnings.

Several states, cities or other government entities are considering or have passed laws, regulations or ordinances aimed at curbing predatory lending practices. The federal government is also considering legislative and regulatory proposals in this regard. In general, these proposals involve lowering the existing thresholds for defining a "high-cost" loan and establish enhanced protections and remedies for borrowers who receive such loans. Passage of these laws and rules could reduce OFS’s loan origination volume. In addition, many whole loan buyers may elect not to purchase any loan labeled as a "high cost" loan under any local, state or federal law or regulation. Rating agencies likewise may refuse to rate securities backed by such loans. Accordingly, these laws and rules could severely restrict the secondary market for a portion (typically less than 15.0%) of OFS’s loan production. This would effectively preclude OFS from continuing to originate loans either in jurisdictions unacceptable to the rating agencies or that exceed the newly defined thresholds which could harm OFS’s business prospects, earnings and results of operations.

OFS relies on key personnel with long-standing business relationships, the loss of any of whom would impair OFS’s ability to operate successfully.

OFS’s continued future success depends, to a significant extent, on the continued services of Peter R. Norden, OFS’s President and Chief Executive Officer, and other key members of its senior management team. In particular, the extent and nature of the relationships that these individuals have developed with financial institutions and existing and prospective mortgage loan origination channels is critically important to the success of its business. Although OFS has entered into employment agreements with Mr. Norden and certain of its other senior executives, these executives may not remain employed by OFS. Nevertheless, the loss of services of one or more members of OFS’s senior management team could harm OFS’s business and OFS’s prospects.

Failure to attract and retain qualified loan originators could harm OFS’s business.

OFS depends on its loan originators to generate customers by, among other things, developing relationships with consumers, real estate agents and brokers, builders, corporations and others, which OFS believes leads to repeat and referral business. Accordingly, OFS must be able to attract, motivate and retain skilled loan originators. In addition, OFS’s growth strategy contemplates hiring additional loan originators. The market for such persons is highly competitive and historically has experienced a high rate of turnover. Competition for qualified loan originators may lead to increased costs to hire and retain them. OFS cannot guarantee that it will be able to attract or retain qualified loan originators. If OFS cannot attract or retain a sufficient number of skilled loan originators, or even if OFS can retain them but at higher costs, OFS’s business and results of operations could be harmed.

To the extent OFS is unable to adapt to and implement technological changes involving the loan origination process, OFS may have difficulty remaining competitive and OFS’s loan origination business may be adversely affected.

OFS’s mortgage loan origination business is dependent upon its ability to interface effectively with borrowers and other third parties and to process loan applications efficiently. The origination process is becoming more dependent upon technological advancements, such as the ability to process applications over the Internet, interface with borrowers and other third parties through electronic means and underwrite loan applications using specialized software. Implementing new technology and maintaining the efficiency of the current technology used in its operations may require significant capital expenditures. As these requirements increase in the future, OFS will have to develop these technological capabilities fully to remain competitive or its loan origination business may be significantly harmed.

If OFS does not manage its growth effectively, its financial performance could be harmed.

In recent years, OFS has experienced growth at rates that have applied pressure to OFS’s management, administrative, operational and financial infrastructure. OFS expects to continue to experience those and other pressures on the Company’s organization, including the need for us and for OFS to hire additional experienced personnel to meet their growth and OFS’s needs related to its ability to originate quality loans in accordance with its current mortgage loan origination focus and strategies. OFS expects to need to attract and hire additional experienced managers and loan officers in a competitive hiring environment and, at the same time, continue to upgrade and expand our financial, operational and managerial systems and controls. The Company cannot assure you that OFS will be able to meet its capital needs, expand its systems effectively or hire and retain qualified employees in sufficient numbers to meet its requirements. Any failure by OFS to manage its current level of business or its growth effectively may result in increased costs and decreased loan production, and could negatively affect the Company’s business, financial condition, liquidity, profitability, cash flows, and the Company’s ability to make distributions to its stockholders.

OFS is subject to the risk that provisions of its loan agreements may be unenforceable.

OFS’s rights and obligations with respect to its loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing OFS’s security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, OFS could be required to repurchase these loans and may not be able to sell or liquidate the loans.

Risks Related to OFS’s Profitability

An increase in interest rates could reduce the value of OFS’s loan inventory and commitments and OFS’s hedging strategy may not protect it from interest rate risk and may lead to losses.

The value of OFS’s loan inventory is based, in part, on market interest rates. Accordingly, OFS may experience losses on loan sales if interest rates change rapidly or unexpectedly. If interest rates rise after OFS fixes a price for a loan or commitment but before OFS closes or sells such loan, the value of the loan will decrease. If the amount OFS receives from selling the loan is less than its cost of originating the loan, OFS may incur net losses, and its business and operating results could be harmed. While OFS will enter into hedging transactions with respect to one or more of its assets or liabilities and will use other strategies to minimize its exposure to interest rate risks, no hedging or other strategy can completely protect OFS. Its hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Additionally, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase OFS’s risk and losses. In addition, hedging strategies involve transaction and other costs. The Company cannot assure you that OFS’s hedging strategy and the hedges that OFS makes will adequately offset the risks of interest rate volatility or that OFS hedges will not result in losses.

OFS’s mortgage origination business may be harmed by rising interest rates.

A significant percentage of OFS’s mortgage originations have been to customers refinancing an existing loan to obtain a lower interest rate. Rising interest rates would reduce the number of potential customers that can achieve a lower interest rate from refinancing, and to a lesser extent the number of potential customers that can afford to buy homes, and consequently would substantially reduce the amount of loans originated by OFS’s loan origination business and the revenue there from. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. In addition, rising interest rates are likely to reduce the margins achieved by OFS. While the prospect of rising interest rates has been incorporated into OFS’s projections, if interest rates rose to the point where mortgage originations slowed more than expected or if margins decreased more than expected, OFS would not earn the income it projects from its mortgage origination business, and could suffer losses. While rising interest rates generally have a beneficial impact on OFS’s mortgage servicing business, the negative impact from rising interest rates on OFS’s mortgage origination business is generally greater than the offsetting beneficial impact, and consequently, in a period of rising interest rates, OFS’s earnings are projected to decline.

OFS may be harmed by falling interest rates.

OFS could suffer losses from its mortgage servicing business if interest rates remain low enough to cause a large number of borrowers whose loans are being serviced by OFS’s servicing business to refinance. In such instance OFS would experience high amortization and possibly impairment of its servicing assets, and would likely experience a loss from its servicing business.

Adverse economic conditions or declining real estate values would likely result in a reduction of OFS’s mortgage origination activity, which would adversely affect its ability to grow its mortgage loan portfolio.

An economic downturn or a recession may have a significant adverse impact on OFS’s operations and financial condition, particularly if accompanied by declining real estate values. Declining real estate values will likely reduce OFS’s level of new mortgage loan originations, since borrowers often use increases in the value of their existing homes to support the refinancing of their existing mortgage loans or the purchase of new homes at higher levels of borrowings. To the extent that the market value of the property underlying OFS’s mortgage loans decreases, OFS’s loans might be impaired, which might decrease the value of its assets. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect OFS’s ability to sell and securitize loans, which would significantly harm OFS’s revenues, results of operations, financial condition and business prospects, which in turn would harm the Company’s revenues, results of operations, financial condition and the Company’s ability to make distributions to its stockholders.

Retaining subordinated interests exposes OFS to increased credit risk.

OFS has maintained and may continue to maintain an interest in loans that it originates and securitizes by retaining subordinated interests in MBS that evidence interests in such loans. Subordinated interests are classes of MBS that may incur losses experienced on the related loans prior to the more senior MBS issued in the related transaction. If the actual rate and severity of losses on the related loans are higher than those assumed by OFS, the actual return on OFS’s investment in those subordinated interests may be lower than anticipated.

The mortgage banking business is seasonal and OFS’s operating results vary accordingly.

The mortgage banking industry generally is subject to seasonal variations, especially in states with adverse winter weather. Purchase money mortgage loan originations generally experience greater seasonal fluctuations than refinancings, which tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes in OFS’s markets, and accordingly purchase money mortgage originations, typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs in OFS’s mortgage banking operations. The magnitude of seasonal variations is beyond OFS’s control and could adversely affect OFS’s business, especially if OFS is unable to take advantage of increased mortgage volume during peak periods, or if peak periods do not produce anticipated mortgage volume. These variations may affect OFS’s revenues, results of operations, financial condition and business prospectus, which in turn may affect our revenues, results of operations, financial condition, business prospectus and our ability to make distributions to our stockholders.

OFS may be subject to losses due to misrepresented or falsified information or if OFS obtains less than full documentation with respect to its mortgage loans.

When OFS originates mortgage loans, it relies upon information supplied by borrowers and other third parties, including information contained in the applicant's loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if OFS does not discover it before funding a loan, the actual value of the loan may be significantly lower than anticipated. As a practical matter, OFS generally would bear the risk of loss associated with a misrepresentation, whether made by the loan applicant, the mortgage broker, another third party or one of OFS’s employees. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although OFS may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect from them any monetary losses that OFS may have suffered.

In the case of certain loan products, OFS does not receive full documentation of the borrower's income and/or assets. Instead, OFS bases its credit decision on the borrower's credit score and credit history, the value of the property securing the loan and the effect of the loan on the borrower's debt service requirements. During the years ended 2004 and December 31, 2005, OFS received less than full documentation of the borrower's income and/or assets on approximately 62.6% and 64.6%, respectively, of mortgage loans, as measured by principal balance, that OFS originated. The Company believes that there is a higher risk of default on loans where there is less than full documentation of the borrower's income and/or assets.

Some of the loans that OFS originates are subprime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

OFS currently originates subprime loans, although all subprime loans are sold in the secondary market and none are retained in its portfolio. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. In whole loan sales, OFS’s risk of delinquency typically only extends to the first payment. OFS also assumes the risks of delinquency and default for loans that it is obligated to repurchase. OFS attempts to manage these risks with risk-based loan pricing and appropriate underwriting policies. However, the Company cannot assure you that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control OFS’s delinquency and default risks and do not result in appropriate loan pricing, its business, financial condition, liquidity and results of operations could be harmed. During the fiscal year ended November 30, 2004 and the calendar year ended December 31, 2005, OFS originated approximately $493.0 million and $790.8 million, respectively, of subprime mortgage loans, which constituted 10.2% and 12.2%, respectively, of its total originations.

OFS faces intense competition that could harm its market share and its revenues.

OFS faces intense competition from commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As OFS seeks to expand its business, it will face a greater number of competitors, many of whom will be well-established in the markets OFS seeks to penetrate. Many of its competitors are much larger than OFS, have better name recognition than OFS and have far greater financial and other resources. OFS cannot assure you that it will be able to effectively compete against them or any future competitors.

In addition, competition may lower the rates OFS is able to charge borrowers, thereby potentially lowering the amount of income on future loan sales and sales of servicing rights. Increased competition also may reduce the volume of OFS’s loan originations and loan sales. OFS cannot assure you that it will be able to compete successfully in this evolving market.

Risks Related to OFS’s Ability to Sell Loans it Originates or Purchases

OFS’s business would suffer if it was unable to sell the mortgage loans that it originates.

OFS sells all of the mortgage loans that it originates and that are not securitized in the secondary market. OFS’s ability to sell mortgage loans depends on the availability of an active secondary market for residential mortgage loans. Additionally, OFS sells substantially all of the mortgages to institutional buyers. If these financial institutions cease to buy its loans and equivalent purchasers cannot be found on a timely basis, then OFS’s business and results of operations could be harmed. OFS’s results of operations could also be harmed if these financial institutions or other purchasers lower the price they pay to OFS or adversely change the material terms of their loan purchases from OFS. The prices at which OFS sells its loans vary over time. A number of factors determine the price OFS receives for its loans. These factors include:

• the number of institutions that are willing to buy OFS’s loans;

• the amount of comparable loans available for sale;

• the levels of prepayments of, or defaults on, loans;

• the types and volume of loans OFS sells;

• the level and volatility of interest rates; and

• the quality of OFS’s loans.

OFS’s ability to sell mortgage loans to third parties also depends on its ability to remain eligible for the programs offered by Fannie Mae and Freddie Mac. If the criteria for mortgage loans to be accepted under these programs changes or if OFS loses its eligibility for any reason, or if its eligibility is impaired, then our mortgage banking business would be harmed. Changes in laws in the states where OFS operates could adversely affect its ability to sell loans. OFS’s profitability from participating in any of these programs may vary depending on a number of factors, including administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon OFS by the purchasers' programs. Any decline in profitability from participating in these programs would harm OFS’s mortgage banking business.

OFS has credit exposure with respect to loans it sells to the whole loan market and loans it sells to securitization entities.

OFS has potential credit and liquidity exposure for loans that are the subject of fraud, irregularities in its loan files or process, or that result in OFS breaching the representations and warranties in the contract of sale. In addition, when OFS sells loans to the whole loan market it has exposure for loans that default. In these cases, OFS may be obligated to repurchase loans at principal value, which could result in a significant decline in its available cash. When OFS purchases loans from a third party that it sells into the whole loan market or to a securitization trust, OFS obtains representations and warranties from the counter-parties that sold the loans to it that generally parallel the representations and warranties it provided to its purchasers. As a result, the Company believes that OFS has the potential for recourse against the seller of the loans. However, if OFS does hot have recourse against the seller, or if the original seller is not in a financial position to be able to repurchase the loan, OFS may have to use cash resources to repurchase loans which could adversely affect its liquidity.

Risks Related to OFS’s Funding

The terms of OFS’s warehouse credit facilities contain restrictive financial and other covenants, which may restrict OFS’s ability to pay dividends to the Company in situations where OFS is not in compliance with such covenants.

The terms of OFS’s warehouse credit facilities contain restrictive financial and other covenants that, among other things, will require OFS to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders' equity, maximum leverage ratios, as well as to comply with applicable regulatory and other requirements. If OFS is not in compliance with these financial and other covenants in the warehouse credit facilities, its ability to pay dividends the Company may be restricted, which could reduce the earnings available for distribution to the Company’s stockholders.

Possible market developments could cause OFS’s lenders to require OFS to pledge additional assets as collateral; if OFS’s assets are insufficient to meet such collateral requirements, then OFS may be compelled to liquidate particular assets at an inopportune time, which may cause OFS to incur losses.

Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of the types of mortgage assets in OFS’s portfolio, may reduce the market value of OFS’s portfolio, which may cause OFS’s lenders to require additional collateral or otherwise limit its ability to borrow. This requirement for additional collateral may compel OFS to liquidate its assets at a disadvantageous time. If the sales are made at prices lower than the amortized cost of such investments, OFS would incur losses.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm OFS’s lending operations.

OFS is currently dependent upon a number of credit facilities for funding its mortgage loan originations and its acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, including OFS’s inability to meet the covenants contained in such arrangements, could harm OFS’s lending operations and its overall performance. An increase in the cost of financing in excess of any change in the income derived from OFS’s mortgage assets could harm OFS’s earnings, which in turn would harm the Company’s earnings and the Company’s ability to make distributions to its stockholders.

Risks Related to OFS’s Securitization Activities

An interruption or reduction in the securitization market or change in terms offered by this market would hurt OFS’s financial position.

OFS is dependent on the securitization market for the sale of its loans because it securitizes loans directly and many of its whole loan buyers purchase its loans with the intention to securitize. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and in the asset-backed securities market specifically. Similarly, poor performance of OFS’s previously securitized loans could harm its access to the securitization market. A decline in OFS’s ability to obtain long-term funding for its mortgage loans in the securitization market in general, or in OFS’s ability to obtain attractive terms or in the market's demand for its loans could harm its results of operations, financial condition and business prospects, which in turn could harm the Company’s results of operations, financial condition and the Company’s ability to make distributions to its stockholders.

Competition in the securitization market may negatively affect OFS’s net income.

Competition in the business of sponsoring securitizations of the type OFS focuses on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce OFS’s securitization margins if OFS has to pay a higher price for the long-term funding of these assets. To the extent that OFS’s securitization margins erode, OFS’s results of operations will be negatively impacted.

Geographic concentration of mortgage loans that OFS originates and Opteum purchases increases the Company’s exposure to risks in those areas, especially in California and Florida.

Over-concentration of loans that OFS originates and Opteum purchases in any one geographic area increases the Company’s exposure to the economic and natural hazard risks associated with that area. Declines in the residential real estate markets in which the Company is concentrated may reduce the values of the properties collateralizing mortgages which in turn may increase the risk of delinquency, foreclosure, bankruptcy, or losses from those loans. To the extent that a large number of loans are impaired, OFS’s retained residual interests in securitizations and thus its financial condition and results of operations may be adversely affected.

To the extent that OFS has a large number of loans in an area affected by a natural disaster, OFS may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricane Katrina and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease OFS’s ability to recover losses on properties affected by such disasters and could harm OFS’s retained residual interests in securitizations and thus OFS’s financial condition and results of operations.

Differences in OFS’s actual experience compared to the assumptions that OFS uses to determine the value of its mortgage securities held as available-for-sale could adversely affect OFS’s financial position.

Currently, OFS’s securitization of mortgage loans are structured to be treated as sales for financial reporting purposes and, therefore, result in gain recognition at closing. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities held as available-for-sale (where applicable). The gain on sale method of accounting may create volatile earnings in certain environments, including when loan securitizations are not completed on a consistent schedule. If OFS’s actual experience differs materially from the assumptions that it uses to determine the value of its mortgage securities held as available-for-sale, future cash flows, and results of operations could be negatively affected.

Changes in accounting standards might cause OFS to alter the way it structures or accounts for securitizations.

Changes could be made to the current accounting standards which could affect the way OFS structures or accounts for securitizations. For example, if changes were made in the types of transactions eligible for gain on sale treatment, OFS may have to change the way it accounts for securitizations, which may harm OFS’s results of operations or financial condition.

ITEM 1B. Unresolved Staff Comments.

 None.

ITEM 2. Properties.

The Company's executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida 32963, an office building that Opteum purchased in December 2004.

In addition, OFS’s primary office space is leased at W115 Century Road, Paramus, NJ 07652. This lease expires May 31, 2009. The annual rent for this location is approximately $0.8 million.

As of December 31, 2005, OFS leased offices in an additional 33 locations in eight states, with remaining lease terms expiring at various dates through August 2012. The aggregate annual rent for these locations is approximately $0.9 million.
.
ITEM 3. Legal Proceedings.

OFS is involved in ordinary routine litigation incidental to the business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, OFS does not anticipate that any such liability will have a material effect on the Company’s consolidated financial position or results of operations.

Opteum is not involved in any legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Class A Common Stock is listed on the NYSE under the symbol "OPX". The Company's trading symbol on the NYSE was previously “BMM” and traded as “BMM” from September 16, 2004 through February 9, 2006. The Company changed its name from Bimini Mortgage Management, Inc. to Opteum Inc. and its NYSE symbol to “OPX” effective February 10, 2006. On March 9, 2006, the last sales price of the Class A Common Stock on the NYSE was $7.78 per share. The following table sets forth the high and low closing sale prices for the Company's Class A Common Stock as reported on the NYSE since the Company's initial listing on September 16, 2004.

	Class A Common Stock
2004	High	Low
Third Quarter	$16.26	$14.50
Fourth Quarter	$16.30	$15.31

	Class A Common Stock
2005	High	Low
First Quarter	$15.91	$13.80
Second Quarter	$15.10	$13.23
Third Quarter	$14.25	$11.25
Fourth Quarter	$11.31	$8.85

As of March 9, 2006, the Company had 23,322,298 shares of Class A Common Stock outstanding, which were held by 55 holders of record. The 55 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of over 200 beneficial owners of the Company's Class A Common Stock.

As of March 9, 2006, the Company had 319,388 shares of Class B Common Stock outstanding, which were held by 2 holders of record.

As of March 9, 2006, the Company had 319,388 shares of Class C Common Stock outstanding, which were held by one holder of record.

There is no established public trading market for Class B Common Stock or Class C Common Stock.

Distribution Policy

The following table sets forth the cash distributions declared per share on the Company’s Class A and Class B Common Stock in 2005:

2005	Cash Distributions Declared Per Share
First Quarter	$0.53
Second Quarter	$0.40
Third Quarter	$0.38
Fourth Quarter	$0.14

The following table sets forth the cash distributions declared per share on the Company's Class A Common Stock in the first and second quarters of 2004, and its Class A and Class B Common Stock in the third and fourth quarters of 2004:

2004	Cash Distributions Declared Per Share
First Quarter	$0.39
Second Quarter	$0.52
Third Quarter	$0.52
Fourth Quarter	$0.54

In order to maintain its qualification as a REIT under the Code, Opteum must make distributions to its stockholders each year in an amount at least equal to:

•	90% of its REIT taxable net income (computed without regard to Opteum's deduction for dividends paid and its net capital gains);

•	plus 90% of the excess of net income from foreclosure property over the tax imposed on such income by the Code;

•	minus any excess non-cash income that exceeds a percentage of its income.

In general, Opteum's distributions will be applied toward these requirements if paid in the taxable year to which they relate, or in the following taxable year if the distributions are declared before it timely files its tax return for that year, the distributions are paid on or before the first regular distribution payment following the declaration, and it elects on its tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. Distributions declared by Opteum in October, November or December of one taxable year and payable to a stockholder of record on a specific date in such a month are treated as both paid by Opteum and received by the stockholder during such taxable year, provided that the distribution is actually paid by Opteum by January 31 of the following taxable year.

Opteum anticipates that distributions generally will be taxable as ordinary income to its stockholders, although a portion of such distributions may be designated by it as capital gain or may constitute a return of capital. Opteum will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

In the future, the Company's Board of Directors may elect to adopt a dividend reinvestment plan.

Securities Authorized for Issuance Under Stock Compensation Plans

On December 1, 2003, Opteum adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Opteum with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan. An initial grant of 313,600 phantom shares was made in June 2004.

During the year ended December 31, 2005, Opteum granted 204,861 phantom shares to employees. Each phantom share represents a right to receive a share of Opteum’s Class A Common Stock. Dividend equivalent rights were also granted on 203,361 of these phantom shares; the remaining 1,500 phantom shares are not entitled to receive dividend equivalent rights until they vest.

Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all awards is $7,822,313 and the grant date value of awards granted in 2005 is $3,118,313. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through November 15, 2008.

As of December 31, 2005, a total of 518,461 phantom stock awards have been granted since the inception of the 2003 Plan, however 2,090 shares were forfeited during 2005 due to the termination of the grantee’s employment. Of the remaining shares, 172,727 shares have fully vested and 343,644 shares remain unvested. The future compensation charge that was eliminated by the forfeiture totaled $31,852. No phantom share awards have expired. Of the vested shares, 15,085 were distributed to grantees during the year ended December 31, 2005. As of December 31, 2005, 501,286 phantom shares were outstanding.  Total compensation cost recognized for the year ended December 31, 2005 and 2004 was $2,130,132 and $745,756 respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

The following table summarizes information, as of December 31, 2005, relating to the Company’s equity compensation plans.

Equity Compensation Plan Information

Plan Category	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the second column)
Equity compensation plans approved by security holders	515,953 (1)	N/A	3,450,480
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	515,953	N/A	3,450,480

(1) Represents 515,953 shares of Class A Common Stock reserved for issuance upon conversion of phantom shares issued under the Company's 2003 Long Term Incentive Compensation Plan.

Use of Proceeds from Registered Securities

In September 2004, Opteum completed an initial public offering of 5,750,000 shares of Class A Common Stock, $0.001 par value at an offering price of $14.50 per share, including the exercise by the underwriters of their over-allotment option to purchase 750,000 shares of Class A Common Stock. The underwriters involved in the transaction were Flagstone Securities, LLC and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. Opteum received aggregate gross offering proceeds of $83.4 million from this transaction and paid aggregate underwriting commissions of $5.8 million. Aggregate other offering costs totaled approximately $1.6 million. Net offering proceeds after deducting underwriting commissions and other offering costs were $75.9 million.

In December 2004, Opteum completed a public offering of 4,600,000 shares of Class A Common Stock, $0.001 par value at an offering price of $15.50 per share, including the exercise by the underwriters of their over-allotment option to purchase 600,000 shares of Class A Common Stock. The underwriters involved in the transaction were Flagstone Securities, LLC and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. Opteum received aggregate gross offering proceeds of $71.3 million from this transaction and paid aggregate underwriting commissions of $4.3 million. Aggregate other offering costs totaled approximately $0.3 million. Net offering proceeds after deducting underwriting commissions and other offering costs were $66.7 million.

Recent Sales of Unregistered Securities

Pursuant to the merger agreement between Bimini Acquisition LLC, Opteum's acquisition subsidiary, OFS and the members of OFS, on November 3, 2005, Opteum issued 3,717,242 shares of Class A Common Stock and 1,800,000 shares of Class A Redeemable Preferred Stock to the stockholders of OFS in exchange for 100% of the stock of OFS. The Redeemable Preferred Stock was created pursuant to the Company’s Articles Supplementary dated November 3, 2005. Of the 1,800,000 shares of Class A Redeemable Preferred Stock issued, 576,792 shares are scheduled to be returned to Opteum and cancelled pursuant to a purchase price adjustment in connection with the acquisition of OFS. Opteum also agreed to pay the former members of OFS a contingent earn-out of up to $17.5 million, payable in cash, or under certain circumstances, in Class A Redeemable Preferred Stock, based on achievements by OFS of certain specific financial objectives over the next five years. Opteum registered 3,717,242 shares of Class A Common Stock and also registered 1,800,000 shares of Class A Common Stock issuable upon conversion of 1,800,000 shares of Class A Redeemable Preferred Stock. Pursuant to a letter agreement between OFS and Opteum, Opteum agreed to use its commercially reasonable efforts to register the shares issuable under the contingent earn-out either as soon as reasonably practicable after each issuance of Class Redeemable A Preferred Stock or after the initial or any subsequent issuances.

Purchases of Equity Securities by the Company and Affiliated Purchasers

For information regarding purchases of equity securities by the Company and affiliated purchasers required by Item 5, please see Item 1 "Business--General."

ITEM 6. Selected Consolidated Financial Data.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the more detailed information contained in the Company’s financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The comparability of the information reflected in selected consolidated financial data is materially affected by the merger of Opteum and OFS that took place on November 3, 2005.

Opteum Inc.
Selected Financial Data

	Year Ended December 31, 2005	Year Ended December 31, 2004	September 24, 2003 (inception) through December 31, 2003
Statements of Operations Data:
Interest income	$160,640,830	$49,633,548	$71,480
Interest expense	(123,658,728)	(22,634,919)	(20,086)
Net interest income	36,982,102	26,998,629	51,394

Other income	824,894	-	-
Net gain on sales of mortgage-backed-securities	1,993,457	95,547	-
Net Servicing Fee Income	1,492,895	-	-

Expenses:
Direct operating expenses	994,784	730,903	45,482
Compensation and related benefits	10,986,059	2,497,600	35,964
Director's fees and other public company costs	640,977	350,649	-
Audit, legal and other professional fees	1,136,204	329,514	85,340
Other expenses	2,131,455	62,232	13,675
Other administrative expenses	5,341,198	266,368	138,100
Total expenses	21,230,677	4,237,266	318,561

Income tax benefit	4,220,000	-	-
Net income (loss)	$24,282,671	$22,856,910	$(267,167)
Basic and diluted income (loss) per Class A common share	$1.12	$1.97	$(0.54)
Weighted average number of Class A common shares outstanding, used in computing basic and diluted per share amounts:	21,421,501	11,452,258	497,859
Basic and diluted income per Class B common share	$1.16	$2.05	$-
Weighted average number of Class B common shares outstanding, used in computing basic and diluted per share amounts:	319,388	159,694	-
Dividends declared per Class A common share	$1.45	$1.97	$-
Dividends declared per Class B common share	$1.45	$1.06	$-

Balance Sheet Data:

Mortgage-backed securities, at fair value	$539,313	$72,074,338	$27,750,602
Mortgage-backed securities pledged as collateral, at fair value	3,493,490,046	2,901,158,559	197,990,559
Total mortgage-backed securities, at fair value	3,494,029,359	2,973,232,897	225,741,161
Total assets	4,805,101,565	3,128,417,731	245,285,676
Repurchase agreements	3,337,598,362	2,771,162,957	188,841,000
Long term obligations	103,097,000	-	-
Total liabilities	4,552,613,225	2,845,455,404	188,970,485
Total stockholders' equity	$252,488,340	$282,962,327	$56,315,191
Class A common shares outstanding	23,567,242	20,368,915	4,012,102
Class A Redeemable preferred shares outstanding	1,223,208	-	-
Book value per share of Class A Common Stock	$10.33	$13.89	$14.04

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Introduction and Overview

On February 6, 2006, Opteum announced that its Board of Directors voted unanimously to change its name from Bimini Mortgage Management, Inc. to Opteum Inc. On February 10, 2006, the corporate name change was effective and its NYSE ticker symbol was changed from “BMM” to “OPX.” The corporate name change leverages the brand identity of OFS, and further enhances the integration of Opteum and the 1,066 associates of OFS. One company and one national brand now represent a unified image to investors, customers and associates.

Opteum Inc., formerly Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum earns returns on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It intends to borrow between eight and twelve times the amount of its equity capital to attempt to enhance its returns to stockholders. For purposes of this calculation, Opteum treats its trust preferred securities as an equity capital equivalent. Opteum is self-managed and self-advised.

In evaluating its assets and their performance, Opteum’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment. On November 3, 2005, Opteum acquired OFS in a merger in which we issued both Class A Common Stock and Class A Redeemable Preferred Stock. OFS originates mortgages and offers a wide array of mortgage products through its 29 retail mortgage origination branches and five wholesale mortgage offices in the United States. Additionally, OFS operates a correspondent lending channel that purchases closed loans from mortgage bankers nationwide under flow and bulk acquisition programs. The Company's website is located at www.opteum.com.

During 2005 the Company took many steps that management believes will ultimately increase the profitability of the enterprise for years to come. Unfortunately, these steps were overshadowed by the negative stock price performance that occurred in the residential mortgage-backed securities REIT sector and for Opteum in particular.

The Company’s steps taken in 2005 were as follows:

The successful acquisition of OFS reinforces the strategy of being diverse in all investments. The mortgage banking business line reduces Opteum’s dependence on portfolio spread income and reduces exposure to Federal Reserve rate moves. The merger of our wholly-owned subsidiary into OFS provides OFS greater access to capital which it can utilize to strengthen its loan origination business.

Opteum implemented a $100 Million Principal Pre-Payment Margin Waiver Agreement, which provided Opteum an average of $42 million per month in excess liquidity for the last three quarters of 2005. The waiver releases Opteum from the obligation of meeting certain short-term margin calls related to principal prepayments, and therefore, Opteum was able to maintain and grow its portfolio of ARMs. These ARM assets allowed Opteum to maintain a high earnings stream even as Federal Reserve raised rates aggressively.

Opteum ended the year with $1.85 billion of committed borrowing facilities for Opteum which will protect it if any liquidity crisis presents itself. These committed lines are in addition to the over $14 billion of uncommitted lines Opteum employs to finance its investment portfolio and the $3.3 billion of various committed lines OFS had as of December 31, 2005.

Acquisition of Opteum Financial Services

On September 29, 2005, Opteum executed a definitive merger agreement with Bimini Acquisition LLC, its acquisition subsidiary, OFS, and the stockholders of OFS. The transaction, in which OFS became a wholly-owned TRS subsidiary of Opteum, closed on November 3, 2005. Under the terms of the merger agreement, Opteum issued 3,717,242 shares of Class A Common Stock and 1,223,208 shares of Class A Redeemable Preferred Stock to the stockholders of OFS in exchange for 100% of the equity interests of OFS. The shares of Class A Redeemable Preferred Stock will be convertible into shares of Class A Common Stock of Opteum, on a one-for-one basis, if Opteum’s stockholders eligible to vote approve the conversion at a future stockholder’s meeting. Opteum also agreed to pay the OFS stockholders a contingent earn-out of up to $17.5 million over the next five years payable in cash, or under certain circumstances, shares of Class A Redeemable Preferred Stock, based on achievement by OFS of certain specific financial objectives. The three most senior executives of OFS have entered into long-term employment contracts with Opteum.

OFS operates a mortgage origination platform as a TRS of Opteum. OFS offers a wide array of mortgage products through its 29 retail mortgage origination branches and five wholesale mortgage offices in the United States. Additionally, OFS operates a correspondent lending channel that purchases closed loans from mortgage bankers nationwide under flow and bulk acquisition programs.

Critical Accounting Policies

Opteum’s accounting policies are described in Note 1 to the Consolidated Financial Statements. Opteum has identified the following accounting policies that are critical to the presentation of our financial statements and that require critical accounting estimates by management.

Opteum’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require Opteum to make some complex and subjective decisions and assessments. Its most critical accounting policies involve decisions and assessments which could significantly affect its reported assets and liabilities, as well as its reported revenues and expenses. Opteum believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. Management has identified its most critical accounting policies to be the following:

Mortgage Backed Securities

Opteum’s investments in mortgage backed securities (the REIT investment portfolio) are classified as available-for-sale securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders' equity, rather than through the statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Opteum’s mortgage backed securities are carried on the balance sheet at fair value. Statement of Financial Accounting Standards No. 107, Disclosures about the Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  Opteum’s mortgage backed securities have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could affect the amounts Opteum could realize in a current market exchange.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security (for example, whether the security will be sold or repaid by the borrower prior to the recovery of fair value). If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down to the then-current fair value, and this loss is realized and charged against earnings. The determination of other-than-temporary impairment is a subjective process, and different judgments and assumptions could affect the timing of loss realization.

The decline in fair value of investments held in the portfolio at December 31, 2005 is not considered to be other than temporary. Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss (see Note 1 to the financial statements). The factors considered in making this determination included the expected cash flow from the investment and the magnitude and duration of the historical decline in market prices, as well as Opteum's capacity and intention to hold such securities owned.

Interest income on mortgage related securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases; an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. To make assumptions as to future estimated rates of prepayments, Opteum currently uses actual market prepayment history for the securities and for similar securities that Opteum does not own and current market conditions. If the estimate of prepayments is incorrect; Opteum is required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. OFS generally sells or securitizes loans with servicing rights retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OFS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

Valuation Allowance

A valuation allowance is maintained to adjust mortgage loans held for sale to the lower of cost or market.

Retained Interest, Trading

OFS uses warehouse loan arrangements to finance the origination and purchase of pools of principally fixed and adjustable-rate residential first mortgage loans (the “Mortgage Loans”). Subsequent to their origination or purchase, OFS either sells these loans to third party institutional investors through bulk sale arrangements or through securitization transactions. OFS generally makes several representations and warranties regarding the performance of the Mortgage Loans in connection with each sale or securitization. OFS accumulates the desired amount of Mortgage Loans and securitizes them in order to create marketable securities.

OFS, pursuant to a purchase and sale agreement, transfers the Mortgage Loans to OPMAC, a wholly-owned special purpose entity set-up for the execution of these securitizations.

OPMAC then sells the Mortgage Loans to an institutional third party to serve as Depositor, pursuant to a Mortgage Loan Purchase and Servicing Agreement (“P&S Agreement”). Under this P&S Agreement, OFS makes general representations and warranties for Mortgage Loans sold by OFS.

The Depositor then deposits the Mortgage Loans into REMIC where the rights to such Mortgage Loans are pooled and converted into marketable debt securities pursuant to the P&S Agreement. These securities, issued by the REMIC, are divided into different classes of certificates (the “Certificates”) with varying claims to payments received on the Mortgage Loans. These Certificates are transferred to the depositor in exchange for all of its rights in the Mortgage Loans deposited into the REMIC.

Certain Certificates are rated by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”). In all of the securitizations, all of the senior certificate classes were rated “AAA” by S&P, and “Aaa” by Moody’s, respectively. In addition, most of the mezzanine classes of certificates, starting with Class M-1 through the lowest respective subordinate class for each offering, with each lower numerical class designation being subordinated to the previous designation (the “Mezzanine Certificates”), were each given investment grade ratings. The subordinate classes not given an investment grade rating were sold through a Private Placement Offering Memorandum. Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) and the remaining non-publicly offered Certificates are transferred to OFS as consideration for the Mortgage Loans sold to the depositor pursuant to the P&S Agreement.

Finally, OFS transfers the proceeds from the sale of the Public Certificates and the non-publicly offered Certificates representing the residual interest in the REMIC to OPMAC pursuant to the Purchase and Sale Agreement. The additional non-publicly offered Certificates, representing prepayment penalties and overcollateralization fundings (the “Underlying Certificates”) are held by OPMAC in anticipation of a net interest margin (NIM) securitization. Subsequent to a securitization transaction as described above, OFS executes an additional securitization or “resecuritization” of the Underlying Certificates being held by OPMAC. This NIM securitization is typically transacted as follows:

OPMAC deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust is a Delaware statutory trust. The NIM trust, pursuant to an Indenture, issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner Trust Certificate representing the residual interest in the NIM trust. The NIM Notes were sold to third parties via private placement transactions, and the Trust Certificate is transferred from OPMAC to OFS in consideration for the deposit of the Underlying Certificates.

Securities Held for Sale

Securities held for sale are recorded as of the date of purchase or sale at fair value. Changes in fair value subsequent to the purchase date are reflected in earnings as gains and losses from investments. Realized gains and losses are determined on a specific identified basis cost basis.

Originated Mortgage Servicing Rights

OFS recognizes mortgage servicing rights (“MSR”) as assets when separated from the underlying mortgage loans, upon the sale of the loans. Upon sale of a loan, OFS measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are carried at the lower of cost, less accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated future net servicing income. Such amortization, which is recorded as a reduction of net servicing revenue in the accompanying consolidated financial statements was $2.4 million during the period ended December 31, 2005. For purposes of performing its quarterly impairment evaluation, OFS stratifies its portfolio primarily on the basis of interest rates of the underlying mortgage loans and the type of product associated with the MSRs. OFS measures impairment for each stratum by comparing estimated fair value to the carrying amount. There was no such impairment during the period ended December 31, 2005. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates, and other economic factors.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of Opteum’s acquisition over the fair value of net assets acquired in a business combination. Contingent consideration paid in subsequent periods under the terms of the purchase agreement, if any, would be considered acquisition costs and classified as goodwill. Goodwill was $2.1 million as of December 31, 2005.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Opteum will subject its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. There was no impairment of goodwill as of December 31, 2005.

Derivative Assets and Derivative Liabilities

Opteum Financial Service’s mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

OFS’s risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OFS mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings.

IRLCs and derivative assets or liabilities arising from OFS’s derivative activities are included in either receivables or accounts payable and accrued liabilities in the accompanying consolidated financial statements. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Income Recognition

Sales of mortgage loans are generally recorded on the date a loan is funded by an investor. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold.

Interest income and interest expense are recognized as earned. Loans are placed on a nonaccrual status when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Gains on Sales of Mortgage Assets

OFS recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OFS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

Servicing Fee Income

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by OFS (or by a subservicer where OFS is the master servicer) and is recorded as income as the installment payments on the mortgages are received by OFS or the subservicer.

Loan Origination Fees and Costs

Loan fees, discount points, and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, commissions, benefits and other operating expenses have been reduced by $ 10.3 million during the period ended December 31, 2005, due to direct loan origination costs, including commission costs. Loan fees related to the origination and funding of mortgage loans held for sale are $ 1.3 million during the period ended December 31, 2005.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for Opteum's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, the Company’s TRS is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its taxable net income to the extent that Opteum distributes its taxable net income to its stockholders and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Under the net income requirements, a REIT must generally distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the timely filing date of our REIT tax return in the subsequent taxable year.

OFS is the Company’s TRS, and its activities are subject to corporate income taxes, and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Financial Condition

All of Opteum’s assets at December 31, 2005 were acquired with the proceeds of private placements and public offerings of Class A Common Stock, private placements of junior subordinated debt (trust preferred securities) and the use of leverage. Opteum received net proceeds after offering costs of approximately $141.7 million in the private placements, which closed on December 19, 2003, January 30, 2004 and February 17, 2004. Opteum received net proceeds of approximately $66.1 million in the initial public offering, which closed on September 21, 2004. On September 24, 2004 Opteum received an additional $9.8 million of net proceeds pursuant to the underwriters' exercise of their over-allotment option. Opteum received net proceeds of approximately $66.7 million (including the underwriters’ exercise of their over-allotment option) in a secondary public offering of Class A Common Stock which closed on December 21, 2004. Opteum received total net proceeds of approximately $48.5 million from the privately placed issuance of trust preferred securities of Bimini Capital Trust I on May 17, 2005. Opteum received total net proceeds of approximately $48.5 million from the privately placed issuance of trust preferred securities of Bimini Capital Trust II in October 2005. The proceeds were used to fund the loan to OFS.
Mortgage Related Securities

At December 31, 2005, Opteum held $3.5 billion of agency or government mortgage related securities at fair value in Opteum’s portfolio. Opteum’s portfolio of mortgage related securities will typically be comprised of adjustable-rate mortgage-backed securities, fixed-rate mortgage-backed securities, hybrid adjustable-rate mortgage-backed securities and balloon maturity mortgage-backed securities. Opteum seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Opteum plans to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Opteum’s portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Opteum’s investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move. At year end, Opteum’s TRS, OFS, owned $894.2 million of mortgage loans which were classified as mortgage loans held for sale. In addition, OFS owned approximately $98.0 million of residual interests in asset backed securities and $86.1 million of originated mortgage servicing rights. On going, it will be the intention of OFS to either sell the loans held for sale to a third party investor or issue asset backed securities with the mortgages on the OPMAC. The period of time between issuing securities on the OPMAC shelf will typically be one full quarter, although market conditions may cause management to vary its issuance timing. In addition to general market conditions, prepayments, delinquencies, or defaults on these mortgage loans held for sale may affect the value of these loans in the future.

For the twelve months ended December 31, 2005, Opteum had consolidated interest income of $160.6 million and consolidated interest expense of $123.7 million. As of December 31, 2005, Opteum’s portfolio of Mortgage Backed Securities had a weighted average yield on assets of 4.21% and a net weighted average borrowing cost of 4.15%. Prepayments on the loans underlying Opteum’s mortgage related securities can alter the timing of the cash flows from the underlying loans to the Company. As a result, Opteum gauges the interest rate sensitivity of Opteum’s assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate mortgage backed securities in Opteum’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of Opteum’s portfolio will change as interest rates rise or fall. See "Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value."

The following tables summarize Opteum’s agency and government mortgage related securities as of December 31, 2005:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate Mortgage-Backed Securities	$2,006,767,437	57.43%	4.44%	334	1-Dec-42	4.48	10.48%	1.76%
Fixed-Rate Mortgage-Backed Securities	$562,873,520	16.11	6.92	274	1-Jun-35	n/a	n/a	n/a
Fixed Rate CMO	$72,492,697	2.07	5.56	329	25-Jul-34	n/a	n/a	n/a
Hybrid Adjustable-Rate Mortgage-Backed Securities	$705,336,907	20.19	4.30	340	1-Apr-44	19.81	9.92%	1.73
Balloon Maturity Mortgage-Backed Securities	$48,558,798	1.40	4.06	48	1-Feb-11	n/a	n/a	n/a
Fixed Rate Agency Debt	$98,000,000	2.80	4.00	50	25-Feb-10	n/a	n/a	n/a
Total Portfolio	$3,494,029,359	100.00%	4.82%	313	1-Apr-44	8.47	10.33%	1.75%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$2,125,287,363	60.83%
Freddie Mac	737,012,364	21.09%
Ginnie Mae	631,729,632	18.08%
Total Portfolio	$3,494,029,359	100.00%

Entire Portfolio
Effective Duration (1)	1.28
Weighted Average Purchase Price	$102.65
Weighted Average Current Price	$101.05

(1) Effective duration of 1.28 indicates that an interest rate increase of 1% would be expected to cause a 1.28% decline in the value of the securities in the portfolio.

As of December 31, 2005, approximately 49.3% of the portfolio of 15 year fixed-rate coupon mortgage securities, and 36.7% of the 30 year fixed-rate coupon mortgage securities, contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

OFS held residual interests in eleven securitizations which contain loans originated or purchased by OFS prior to securitization. The total fair market value of these interests is approximately $98.0 million as of December 31, 2005. Prior to the acquisition of OFS, Opteum owned no residual interests in mortgage securitizations. It is expected that OFS will continue to hold residual interests in securitizations in the future.

OFS held originated mortgage servicing rights on approximately $7.7 billion in mortgages with a fair market value as of December 31, 2005 of approximately $86.1 million. Prior to the acquisition of OFS, Opteum owned no mortgage servicing rights. It is expected that OFS will continue to hold mortgage servicing rights in the future.

The table below shows the principal balance of Opteum’s investment securities, the net un-amortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of our investments and the fair market value expressed as a price for the current quarter and each of the previous seven quarters for our portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS.

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At December 31, 2005	$3,457,891,363	$112,635,825	$3,570,527,188	103.257	$3,494,029,359	101.045
At September 30, 2005	$3,797,400,645	$113,392,661	$3,910,793,306	102.986	$3,858,319,701	101.604
At June 30, 2005	$3,784,668,467	$114,672,670	$3,899,341,137	103.030	$3,876,205,996	102.419
At March 31, 2005	$3,212,516,823	$109,389,703	$3,321,906,527	103.405	$3,299,051,561	102.694
At December 31, 2004	$2,876,319,085	$97,753,097	$2,974,072,182	103.399	$2,973,232,897	103.369
At September 30, 2004	$1,589,828,988	$48,498,955	$1,638,327,943	103.051	$1,638,264,065	103.047
At June 30, 2004	$1,479,500,209	$38,033,673	$1,517,533,882	102.571	$1,508,421,270	101.955
At March 31, 2004	$1,473,583,661	$39,535,014	$1,513,118,676	102.683	$1,516,539,744	102.915

The Company had approximately $130.5 million of cash and cash equivalents as of December 31, 2005.

Liabilities

In May 2005, Opteum issued $50 million of trust preferred securities of Bimini Capital Trust I (“BCTI”). The interest rate on the BCTI trust preferred securities is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses. In addition, in October 2005, Opteum issued an additional $50 million of trust preferred securities of Bimini Capital Trust II (“BCTII”). The interest rate on the BCTII trust preferred securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses. Opteum believes that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt. However, the issuance of debt at a fixed rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if Opteum is not able to invest at yields that exceed the cost of the trust preferred securities.

Opteum has entered into repurchase agreements to finance acquisitions of primarily agency and government mortgage related securities. None of the counter-parties to these agreements are affiliates of Opteum. These agreements are secured by the mortgage related securities and bear interest rates that are based on a spread to LIBOR. As of December 31, 2005, Opteum had 18 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 14 of these agreements.

At December 31, 2005, Opteum had approximately $3.3 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 4.15%, $914.3 million of which matures between two and 30 days, $858.0 million of which matures between 31 and 90 days, and $1,565.3 million of which matures in more than 90 days. It is Opteum’s present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counter-parties to our repurchase agreements. At December 31, 2005, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $3.5 billion and a weighted average maturity of 313 months.

At December 31, 2005, Opteum’s repurchase agreements had the following counter-parties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$894,748	$12,018	135	26.81%
Nomura Securities International, Inc.	623,631	27,010	122	18.69
Cantor Fitzgerald	467,638	15,958	70	14.01
Washington Mutual	375,345	11,630	7	11.25
Goldman Sachs	207,525	7,438	44	6.22
Bear Stearns & Co. Inc.	167,610	6,096	157	5.02
UBS Investment Bank, LLC	158,781	5,059	93	4.76
Merrill Lynch	128,119	(7,949)	96	3.84
JP Morgan Securities	115,807	1,652	151	3.47
Morgan Stanley	73,505	1,767	26	2.20
Lehman Brothers	62,643	2,399	87	1.88
Countrywide Securities Corp	22,930	1,238	86	0.69
Daiwa Securities America Inc.	19,732	39	188	0.58
Bank of America Securities, LLC	19,584	815	27	0.58
Total	$3,337,598	$85,170		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2005, OFS had warehouse lines and aggregation lines of credit, used for the origination or purchase of mortgage loans, outstanding of approximately $864.0 million. At any given point in time, the dollar amount of loans held by OFS can be a high multiple of the amount of equity allocated to the OFS. The warehouse lines and aggregation lines of credit enable OFS to originate or purchase loans and finance loans until they are sold in a timely and capital efficient manner. These borrowings leverage the equity capital at OFS. Functionally, OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to year end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregation lines of credit and loans sale agreements accounted for as financing consisted of the following at December 31, 2005:

Warehouse and aggregation lines of credit:	2005
A committed warehouse line of credit for $100 million between the Company and Residential Funding Corporation ("RFC").	$9,246,486

A committed warehouse line of credit for $284.5 million between the Company and Colonial Bank.	246,706,788

A committed warehouse line of credit for $150 million between the Company and JP Morgan Chase.	67,969,568

An Aggregation facility for $1.0 billion between the Company and Citigroup Global Markets Realty Inc. to aggregate loans pending securitization.	70,269,031

A $750 million purchase and security agreement among OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”)	469,811,083

$864,002,956

OFS had other secured borrowings totaling $104.9 million that were collateralized by residual interests in securitizations and originated mortgage servicing rights. These borrowings are short-term and mature within 364 days. The outstanding balances on these lines of credit were as follows as of December 31, 2005:

2005
A committed working capital line of credit for $82.5 million between OFS and Colonial Bank	$73,204,674
A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase, that allows for a sublimit for mortgage	7,410,000
Citigroup Global Realty Inc., working capital line of credit secured by the retained interests in securitizations through OPMAC 2005-4	24,271,665

$104,886,339

Opteum has lent to OFS $65.0 million to use for general operating purposes. OFS pays Opteum interest at an annual rate of 11.0%, payable semi-annually, on the loan, which matures on November 1, 2015. The amounts under this arrangement were eliminated in preparation of the consolidated financial statements.

Equity

Accumulated other comprehensive loss, as reflected in the stockholders’ equity section, increased approximately $75.3 million from December 31, 2004 to December 31, 2005.  This is reflective of an overall decline in the fair value of Opteum’s portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time, as described previously in the Introduction and Overview section, are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically inside two years. As described more fully below, these rates increased substantially over the period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

The Company has negative retained earnings (titled “accumulated deficit” in the stockholders’ equity section) at December 31, 2005 partially because of the consequences of Opteum’s tax qualification as a REIT. The negative retained earnings was entirely a result of Opteum’s REIT status as of December 31, 2005, 2004 and 2003. As is more fully described in the section titled “Future REIT Taxable Income Distributions,” Opteum’s dividends are based on its net taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying financial statements).  Therefore, to the extent that Opteum’s cumulative net taxable income is greater than cumulative financial statement income and Opteum continues to pay out as dividends all of its net taxable income, the Company will report negative retained earnings on its balance sheet.

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase balances outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended December 31, 2005 and the seven previous quarters for Opteum’s portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS’s results of operations. Opteum commenced operations on December 19, 2003 and quarterly results for the period ended December 31, 2003 are not meaningful.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
December 31, 2005	$3,676,174,530	$43,139,911	4.694%	$3,533,486,002	$35,912,966	4.065%	$7,226,945	0.629%
September 30, 2005	$3,867,262,849	$43,574,308	4.507%	$3,723,603,116	$33,101,847	3.556%	$10,472,461	0.951%
June 30, 2005	$3,587,628,779	$36,748,640	4.097%	$3,449,743,973	$26,703,422	3.096%	$10,045,218	1.001%
March 31, 2005	$3,136,142,229	$31,069,934	3.963%	$2,976,409,157	$19,841,710	2.667%	$11,228,224	1.296%
December 31, 2004	$2,305,748,481	$20,463,071	3.550%	$2,159,890,886	$10,824,164	2.005%	$9,638,907	1.545%
September 30, 2004	$1,573,342,668	$11,017,346	2.801%	$1,504,919,407	$4,253,337	1.131%	$6,764,009	1.670%
June 30, 2004	$1,512,480,507	$10,959,098	2.898%	$1,452,004,000	$4,344,012	1.197%	$6,615,086	1.702%
March 31, 2004	$871,140,453	$7,194,033	3.303%	$815,814,500	$2,736,434	1.342%	$4,457,599	1.962%

The interest expense amount for the third quarter of 2005 has been adjusted as follows:

Interest expense as originally reported	$31,829,278

Plus interest on BCTI for quarter	972,569
Plus incentive fees paid to AVM, LP	300,000

Interest expense for the quarter	$33,101,847

Actions by the Federal Reserve and the resulting impact on various market interest rates have adversely impacted the net interest spread earned on Opteum’s portfolio of MBS securities over Opteum’s repurchase agreement funding.  Management has taken steps to mitigate the continued impact of further interest rate movements initiated by the Federal Reserve. Opteum’s portfolio of MBS securities has been adjusted and now contains a greater proportion of adjustable rate securities whose coupons reset in 12 months or less.  However, while the coupons on these securities reset frequently and their coupons are tied to the same market interest rates impacted by Federal Reserve actions; they do so with a lag and there is no assurance that our net interest spread will not be compressed further.

Results of Operations

(Please see Selected Consolidated Financial Data table in Item 6.)

The year ended December 31, 2005 as compared with the year ended December 31, 2004 differed substantially because Opteum’s asset base grew significantly during the year and because Opteum acquired OFS. Because Opteum had limited operations in 2003, the results for 2004 are not comparable to any previous period.

Consolidated net income for the year ended December 31, 2005 was $24.3 million, compared to $22.9 million for the year ended December 31, 2004. Consolidated net income per diluted Class A Common Share was $1.12 in 2005 compared to $1.97 in 2004.

Opteum expected the acquisition of OFS in the fourth quarter of 2005 to result in the addition of substantial ongoing operating expenses for the Company because the mortgage origination business is very labor intensive. For the year ended December 31, 2005 consolidated general and administrative costs at the Company were $20.2 million. Operating expenses, which incorporate trading costs, commissions and other direct costs, were $1.0 million for the year. Opteum had eleven employees as of September 30, 2005. As a result of the acquisition of OFS, the Company had 1,077 employees as of December 31, 2005.

The Company earned $37.0 million of consolidated net interest income for the year ended December 31, 2005, and $27.0 million of net interest income for the year ended December 31, 2004. As measured against invested assets during each period, these net interest earnings represented an annualized net yield of approximately 1.0% for the year ended December 31, 2005 and 1.4% for the year ended December 31, 2004. These earnings are not representative of what can be expected for future periods, as Opteum only began to acquire investments in late December 2003, and the funds received during the year ended December 2004 from the private placements and public offerings were not fully invested for the entire twelve-month period. Borrowing rates increased during 2005 faster than the yields on our current portfolio. The substantial decrease in the spread between the yields on assets and the costs to finance those assets will inevitably cause a decrease in net interest spread and net earnings. In 2005, Opteum issued $100 million of trust preferred securities that Opteum used in part to purchase mortgage related securities. The addition of these notes will make comparing Opteum’s results to past periods more difficult. The acquisition of OFS will create potential opportunities for earnings but will also add substantive expenses making the comparison of Opteum’s results to past reporting periods difficult.

During the period ended December 31, 2005 the Company, through its TRS, sold approximately $1.30 billion of originated and purchased mortgage loans held for sale. The loan sales had a minimal impact on the revenue of the Company, as the loans had been marked to their market value through the purchase accounting adjustments with the acquisition of OFS on November 3, 2005. In addition, Opteum sold $241.0 million of mortgage related securities from the investment portfolio at a net gain of approximately $2.0 million. Although Opteum generally intends to hold its portfolio investment securities to maturity, Opteum may determine at some time before they mature that it is in its interest to sell them and purchase securities with other characteristics. In that event, Opteum’s earnings will be affected by realized gains or losses. OFS serviced approximately $7.7 billion or originated mortgage servicing rights as of December 31, 2005. It is OFS’s intention to continue to hold originated mortgage servicing rights.

For the years ended December 31, 2005 and 2004 comprehensive income (loss) was ($49.1) million including the net unrealized loss on the available for sale securities of ($73.3) million and $21.8 including the net unrealized loss on available for sale securities of ($1.0) million respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments

(in thousands)

	For the Period November 3, 2005 (date of merger) through December 31, 2005	2004
Fair Value adjustment of residuals interests, trading	$3,660	N/A
Loss on whole loan sales	(128)	N/A
Fees on brokered loans	936	N/A
Loss on derivatives	(3,660)	N/A
Direct loan origination expenses, deferred	8,663	N/A
Fees earned, brokering servicing	381	N/A
	9,852	N/A
Net origination points and fees	1,341	N/A
Direct loan origination expenses, reclassified	(10,343)	N/A
	(9,002)	N/A
Net gain on sale of mortgage loans	$850	N/A

Taxable Net Income

For the year 2005, Opteum's net taxable income for federal income tax purposes is approximately $2.1 million greater than Opteum’s net income computed on a GAAP basis, and the Company therefore has declared and paid distributions (dividends) based on this higher amount. The most significant portion of this amount, approximately $2.0 million, is attributable to phantom stock awards made to senior management and key employees. The future deduction of this amount against net taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the GAAP net income deduction already taken by Opteum).

Depending on the actual size of these timing or temporary differences, some of which are not entirely in Opteum's control (including the impact of the restricted stock awards discussed above), future distributions (dividends) may be substantially greater than or less than Opteum’s GAAP net income in any future fiscal reporting quarter or year. Since inception through December 31, 2005 Opteum's net taxable income, as reported on its federal income tax returns, is approximately $3.0 million greater than Opteum’s GAAP net income as included in the consolidated financial statements.

Future Taxable Income Distributions

In future years, Opteum’s taxable net income may grow to be even greater than GAAP net income as the interest on the $65.0 million loan Opteum made to OFS could generate annual taxable net income of $7.15 million. This interest is not reported for GAAP as it is eliminated in consolidation.

Taxable Net Income

(in thousands)

	For the Year Ended December 31,
	2005	2004
Consolidated Net Income	$24,283	$22,857

Consolidation eliminations between the REIT and TRS
Net Operating Losses and other	(80)	-
OFS loss for the year	6,632	-
Opteum net income	30,835	22,857
Adjustments to Opteum net income to compute Opteum taxable income	2,052	817
Opteum taxable income available to shareholders	$32,887	$23,674
Opteum taxable income per dividend eligible share (A)	$1.33	$1.44

Dividend eligible shares (A)	24,638,396	16,401,903

(A) The number of dividend eligible shares, which includes Class A and Class B Common Stock and restricted shares issued pursuant to Opteum’s share based compensation plan, as of the end of each period presented is used in calculating the taxable income per dividend eligible share.

In order to maintain Opteum’s qualification as a REIT, Opteum is required (among other provisions) to distribute dividends to stockholders in an amount at least equal to, generally, 90% of its "taxable net income." "Taxable net income" is a term that describes operating results following taxation rules and regulations governed by various provisions of the Code. Taxable net income is computed differently from net income as computed in accordance with GAAP ("GAAP net income"), which is included in the Company’s consolidated financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between taxable net income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year is not a deduction for taxable net income until a later year. As a REIT, Opteum may be subject to a federal excise tax. An excise tax is incurred if Opteum distributes less than 85 percent of its taxable net income by the end of the calendar year. Opteum's most significant item currently being accounted for differently are the restricted stock awards.

OFS is treated as a “taxable REIT subsidiary,” or a “TRS”, of Opteum. OFS is subject to corporate income taxes and files stand-alone federal and state income tax returns. OFS reported a net loss from continuing operations before income taxes of $10.9 million for the period November 3, 2005 (date of merger) through December 31, 2005. The operating loss partially reflects the one time impact of purchase accounting. When Opteum acquired OFS, all of OFS’s assets were recorded at fair value on the acquisition date of November 3, 2005. The loans that OFS owned were subsequently sold during the quarter to either third party investors or into the new securitization OPMAC 2005-5, which was settled on November 29, 2005. The proceeds received from these sales and securitization were equal to the recorded value of the assets due to the purchase accounting used to reflect the acquisition of OFS by Opteum. Therefore, no gain or loss was recognized from the results of these transactions. OFS had IRLCs along with other instruments that are hedges for both these IRLCs and mortgage loans held for sale and both are considered freestanding derivatives. The changes to the fair value of these freestanding derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these freestanding derivatives was a loss of approximately $3.7 million as of December 31, 2005. OFS can recognize a gain in the value of mortgages held for sale only when the loans are sold.

Liquidity and Capital Resources

Opteum’s primary source of funds as of December 31, 2005 consisted of repurchase agreements totaling $3.3 billion, with a net weighted average borrowing cost of 4.15%. Opteum expects to continue to borrow funds in the form of repurchase agreements. At December 31, 2005, Opteum had master repurchase agreements in place with 18 counter-parties and had outstanding balances under 14 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at Opteum’s option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of December 31, 2005, all of the existing repurchase agreements matured in less than one year. Increases in short-term interest rates could negatively impact the valuation of Opteum’s mortgage related securities, which could limit Opteum’s borrowing ability or cause Opteum’s lenders to initiate margin calls.

During 2005, Opteum entered into contracts and paid commitment fees to three lenders providing for an aggregate of $1.85 billion in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase lines.

In addition, in order to facilitate the origination of mortgage loans, OFS had warehouse lines and aggregation lines of credit outstanding of approximately $864.0 million. OFS also had approximately $104.9 million outstanding on other lines of credit that are secured by the residual interests and the originated mortgage servicing rights with various lenders. The rates on these borrowings generally are based on a spread to LIBOR.

For liquidity, Opteum will also rely on cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage related securities, as well as any primary securities offerings authorized by the Company’s Board of Directors. OFS may generate cash flow from residual interest in mortgage securitizations as well as receive funds from originated mortgage servicing rights and originated loan fees.

Opteum believes that equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable Opteum to meet anticipated liquidity requirements. Various changes in market conditions could adversely affect liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations, or the reduction of fee income generated through mortgage originations. If cash resources are at any time insufficient to satisfy our liquidity requirements, Opteum may be required to pledge additional assets to meet margin calls, liquidate mortgage related securities or sell debt or additional equity securities. If required, the sale of mortgage related securities or originated mortgage loans held for sale at prices lower than the carrying value of such assets would result in losses and reduced income.

Opteum may in the future increase capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. All debt securities, other borrowings, and classes of preferred stock will be senior to the Class A Common Stock in a liquidation of our company. Additional equity offerings may be dilutive to stockholders' equity or reduce the market price of our Class A Common Stock, or both. Opteum is unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

Off-Balance Sheet Arrangements

As discussed previously, OFS pools the loans they originate and purchase and securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. From November 3, 2005 (date of merger) through December 31, 2005 OFS executed one securitization collateralized by $986.3 million of loans. In addition, OFS held approximately $98 million of retained interests from securitizations as of December 31, 2005. OFS’s ability to use the securitization capital market is critical to the operations and overall profitability of our business.

External factors that are reasonably likely to affect OFS’s ability to continue to use these markets would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent OFS from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk, market specific events such as a default of a comparable type of securitization. If OFS were unable to access the securitization market, OFS may still be able to finance the mortgage operations by selling the loans to investors in the whole loan market but at lower than anticipated margins.

Specific items that may affect OFS’s ability to use the securitizations to finance their loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by OFS’s collateral. OFS’s financial condition could also have an adverse impact on our ability to access the securitization market if there was the perception that our financial condition had deteriorated to the point where investors would question OFS’s ability to stand behind their representations and warranties made in connection with their securitizations (Opteum has guaranteed the performance of OFS’s representation and warranties). The financial performance and condition of the past securitizations of OFS are too early to evaluate the impact of the underlying collateral’s performance. Additionally, past economic conditions that may have contributed to a favorable performance may not be an indication of future performance should economic conditions change unfavorably.

OFS has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of December 31, 2005, OFS had outstanding commitments to originate loans of approximately $368.5 million. As of December 31, 2005, OFS had outstanding commitments to sell loans of approximately $144.0 million. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Inflation

Virtually all of the Company’s assets and liabilities are financial in nature. As a result, interest rates and other factors influence the Company’s performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company’s financial statements are prepared in accordance with GAAP and the Company’s distributions are determined by the Company’s Board of Directors based primarily on the Company’s net taxable income as calculated for federal income tax purposes; in each case, the Company’s activities and balance sheet are measured with reference to historical cost and or fair market value without considering inflation.

Credit Risk

At December 31, 2005, Opteum had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan origination, geographic and other types of concentrations. Opteum manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

Opteum is engaged in various trading and brokerage activities in which counter-parties primarily include broker-dealers, banks, and other financial institutions. In the event counter-parties do not fulfill their obligations, Opteum may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counter-party and/or issuer of the instrument. It is the Opteum’s policy to review, as necessary, the credit standing for each counter-party.

OFS has credit exposure to representation and warranties with respect to loans OFS sell to the whole loan market and loans OFS sells to securitization entities. When OFS sells loans to the whole loan market, OFS has exposure for loans that default within certain timeframes. In these cases, OFS may be obligated to repurchase the loans.  In addition, the credit performance of the loans originated or acquired by OFS will ultimately impact the performance of their retained interests in securitizations or the value of the originated mortgage servicing rights.  The valuation of both retained interests in securitizations and mortgage servicing rights is a function of both the credit performance of the underlying loans as well as the prepayment speeds realized.

Interest Rate Risk

Movements in interest rates can pose risks to Opteum either a rising or declining interest rate environment. Opteum depends on substantial borrowings to conduct Opteum’s business. These borrowings are most typically done at variable interest rate terms which will increase as short-term interest rates rise. (Note that the interest rates on Opteum’s junior subordinated notes are fixed for the first five years.) Additionally, when interest rates rise, the prices of securities in Opteum’s portfolio, loans held for sale and any loan applications in process with locked-in rates decrease in value. To preserve the value of such loans or applications in process with locked-in rates, agreements may be executed for mandatory loan sales to be settled at future dates with fixed prices. These sales can take the form of forward sales of mortgage-backed securities.

When interest rates decline, prepayments on Opteum’s portfolio may exceed its expectations. Opteum may reinvest the proceeds from the prepayments at lower yields than the original investments. Additionally, fallout in the originated mortgage loan pipeline may occur as a result of customers withdrawing their applications. In those instances, OFS may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale.

Movements in interest rates also impact the value of mortgage servicing rights. When interest rates decline, the loans underlying the mortgage servicing rights are generally expected to prepay faster, which reduces the market value of the mortgage servicing rights. OFS considers the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of mortgage servicing rights.

Risk Management

Mortgage Pipeline

OFS’s mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

Mortgage Loans Held for Sale

OFS’s risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OFS’s mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings. Gains (losses) on mortgage forward delivery contracts represent the change in value from contract inception to funding date.

IRLCs and derivative assets or liabilities arising from OFS’s derivative activities are included in either receivables or accounts payable and accrued liabilities in the accompanying consolidated financial statements. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Swap Agreements

OFS enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure on IRLCs and mortgage loans held for sale that will be securitized. When OFS enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR.

The following tables summarize OFS's interest rate sensitive instruments as of December 31, 2005:

		Notional Amount	Carrying Amount	Estimated Fair Value
December 31, 2005
Assets:
Mortgage loans held for sale	$		$884,751,317	$886,334,438
Mortgage servicing rights	$		$86,081,594	$94,968,119

Commitments and contingencies:
Mortgage loans held for sale related positions:
Interest Rate Lock Commitments		$368,457,709	$1,684,606	$1,684,606
Interest Rate SWAP Agreements		$727,900,000	$(1,678,327)	$(1,678,327)
Forward delivery commitments		$144,059,873	$113,986	$113,986

Estimated Expenditures Related to Section 404 of the Sarbanes-Oxley Act of 2002

As of December 31, 2005, Opteum has spent approximately $0.8 million to implement actions related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which includes the allocated time for full time employees and the cost of outside auditors and service providers related to Section 404 of Sarbanes-Oxley.

 Forward-Looking Statements

When used in this annual report on Form 10-K, in future filings with the Commission or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing Opteum’s MBS; changes in interest rates and the market value of Opteum’s MBS; Opteum’s ability to use borrowings to finance its assets; changes in government regulations affecting Opteum’s business; Opteum’s ability to maintain its qualification as a REIT for federal income tax purposes; and changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that Opteum files from time to time with the Commission, could cause Opteum’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and Opteum does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Contractual Obligations and Commitments

The following table provides information with respect to the Company’s contractual obligations at December 31, 2005 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements	$3,337,598	$3,337,598	$-	$-	$-
Warehouse lines of credit	864,003	864,003	-	-	-
Drafts payable	9,738	9,738	-	-	-
Other secured borrowings	104,866	104,866	-	-	-
Junior subordinated notes	103,097	-	-	103,097	-
Operating leases	17,592	-	-	16,896	696

Total	$4,436,894	$4,316,205	$-	$119,993	$696

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk.

Opteum

Opteum believes the primary risk inherent in its investments is the effect of movements in interest rates. This arises because the changes in interest rates on Opteum's borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. Opteum therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. Opteum seeks to minimize differences between the interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage-backed securities and those of its related borrowings.

Opteum's interest rate risk management program encompasses a number of procedures, including the following:

▪	monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings;

▪
attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. Opteum attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At December 31, 2005, the weighted average months to reset of Opteum's adjustable-rate mortgage-backed securities was 4.5 months and the weighted average reset on the corresponding repurchase agreements was 2.6 months; and

▪
actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. Opteum's liabilities under its repurchase agreements are all LIBOR-based, and Opteum, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of December 31, 2005, over 29% of its adjustable-rate mortgage-backed securities were LIBOR-based.

As a result, Opteum expects to be able to adjust the average maturities and reset periods of its borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, Opteum attempts to reduce the risk of differences between interest rate adjustment periods of its adjustable-rate mortgage-backed securities and those of its related borrowings.

Because Opteum attempts to match its assets and liabilities from an interest rate perspective and hold its assets to maturity, it expects to have limited exposure to changes in interest rates. However, Opteum will be exposed to changes in interest rates either (i) upon refinancing borrowings that expire before the related assets are repaid or (ii) upon reinvesting (and refinancing) proceeds following the maturity of current investments, if interest rates were to rise substantially.

As a further means of protecting its portfolio against the effects of major interest rate changes Opteum may employ a limited hedging strategy under which it purchases interest rate cap contracts (under which it would generally be entitled to payment if interest rate indices exceed the agreed rates).

Interest Rate Risk

Opteum is subject to interest rate risk in connection with its investments in mortgage related securities and its related debt obligations, which are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

Effect on Net Interest Income

Opteum funds its investments in long-term fixed-rate and hybrid adjustable-rate mortgage-backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid adjustable-rate mortgage-backed securities tend to increase while the income earned on such fixed-rate mortgage-backed securities and hybrid adjustable-rate mortgage-backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Opteum may enter into interest rate cap contracts or forward funding agreements seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of Opteum's fixed-rate and hybrid adjustable-rate mortgage-backed securities. If prepayments are slower or faster than assumed, the life of the mortgage related securities will be longer or shorter, which would reduce the effectiveness of any hedging techniques Opteum may utilize and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. Opteum's hedging activity will also be limited by the asset and sources-of-income requirements applicable to it as a REIT.

Extension Risk

Opteum invests in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of December 31, 2005, approximately 20.2% of Opteum's investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. Opteum computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market's assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, Opteum may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect Opteum from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact Opteum as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of Opteum's fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, Opteum may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage-Backed Security Interest Rate Cap Risk

Opteum also invests in adjustable-rate and hybrid adjustable-rate mortgage-backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage-backed security's interest yield may change during any given period. However, Opteum's borrowing costs pursuant to its repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on Opteum's borrowings could increase without limitation by caps, while the interest-rate yields on Opteum's adjustable-rate and hybrid adjustable-rate mortgage-backed securities would effectively be limited by caps. This problem will be magnified to the extent Opteum acquires adjustable-rate and hybrid adjustable-rate mortgage-backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in Opteum's receipt of less cash income on its adjustable-rate and hybrid adjustable-rate mortgage-backed securities than it needs in order to pay the interest cost on its related borrowings. These factors could lower Opteum's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact Opteum's financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

Opteum intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage related securities it is financing. Thus, Opteum anticipates that in most cases the interest rate indices and repricing terms of its mortgage related securities and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, Opteum's cost of funds would likely rise or fall more quickly than would its earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact Opteum's financial condition, cash flows and results of operations.

Prepayment Risk

Prepayment rates for existing mortgage related securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage-backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage related securities could harm Opteum's results of operations in several ways. Some adjustable-rate mortgages underlying Opteum's adjustable-rate mortgage-backed securities may bear initial "teaser" interest rates that are lower than their "fully-indexed" rates, which refer to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage-backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage-backed security. Opteum currently owns mortgage related securities that were purchased at a premium. The prepayment of such mortgage related securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of Opteum's net interest income by such amount. Finally, in the event that Opteum is unable to acquire new mortgage related securities to replace the prepaid mortgage related securities, its financial condition, cash flow and results of operations could be harmed.

Effect on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the market value of Opteum's assets. Opteum faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.

Opteum primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Opteum generally calculates duration using various financial models and empirical data, and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis table shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at December 31, 2005, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $2,006,767,437)
Change in fair value	$15,914,103	$(15,914,103)	$(31,828,205)
Change as a percent of fair value	0.79%	(0.79%)	(1.59%)
Fixed-Rate Mortgage-Backed Securities
(Fair Value $733,366,217)
Change in fair value	$18,146,951	$(18,146,951)	$(36,293,902)
Change as a percent of fair value	2.47%	(2.47%)	(4.95%)
Hybrid Adjustable-Rate Mortgage-Backed Securities
(Fair Value $705,336,907)
Change in fair value	$9,881,706	$(9,881,706)	$(19,763,412)
Change as a percent of fair value	1.40%	(1.40%)	(2.80%)
Balloon Maturity Mortgage-Backed Securities
(Fair Value $48,558,798)
Change in fair value	$1,053,430	$(679,823)	$(1,359,646)
Change as a percent of fair value	2.17%	(1.40%)	(2.80%)
Cash
(Fair Value $130,510,948)
Portfolio Total
(Fair Value $3,494,029,359)
Change in fair value	$44,996,190	$(44,622,583)	$(89,245,165)
Change as a percent of fair value	1.29%	(1.28%)	(2.55%)

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $2,006,767,437)
Change in fair value	$10,868,545	$(19,865,524)	$(46,640,617)
Change as a percent of fair value	0.54%	(0.99%)	(2.32%)
Fixed-Rate Mortgage-Backed Securities
(Fair Value $733,366,217)
Change in fair value	$13,364,911	$(22,880,065)	$(50,314,511)
Change as a percent of fair value	1.82%	(3.12%)	(6.86%)
Hybrid Adjustable-Rate Mortgage-Backed Securities
(Fair Value $705,336,907)
Change in fair value	$7,288,422	$(11,806,584)	$(26,955,998)
Change as a percent of fair value	1.03%	(1.67%)	(3.82%)
Balloon Maturity Mortgage-Backed Securities
(Fair Value $48,558,798)
Change in fair value	$954,689	$(1,098,374)	$(2,223,461)
Change as a percent of fair value	1.97%	(2.26%)	(4.58%)
Cash
(Fair Value $130,510,948)
Portfolio Total
(Fair Value $3,494,029,359)
Change in fair value	$32,476,567	$(55,650,547)	$(126,134,587)
Change as a percent of fair value	0.93%	(1.59%)	(3.61%)

In addition to changes in interest rates, other factors impact the fair value of Opteum's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of Opteum's assets would likely differ from that shown above and such difference might be material and adverse to Opteum's stockholders.

Opteum's liabilities, consisting primarily of repurchase agreements, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, Opteum could be required to post additional collateral in order to maintain the repurchase agreement position. Opteum maintains a substantial cash position, as well as unpledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, Opteum's collateral as of December 31, 2005 would decline in value by approximately $126.1 million. Its cash and unpledged assets are currently sufficient to cover such shortfall. There can be no assurance, however, that Opteum will always have sufficient cash or unpledged assets to cover shortfalls in all situations.

Opteum Financial Services

Risks associated with OFS’s mortgage origination business:

OFS may face loss exposure due to fraudulent and negligent acts on the part of loan applicants, employees, mortgage brokers and other third parties. When OFS originates or purchases mortgage loans, OFS relies heavily upon information provided to them by third parties, including information relating to the loan application, property appraisal, title information and employment and income documentation. If any of this information is fraudulently or negligently misrepresented to OFS and such misrepresentation is not detected by OFS prior to loan funding, the value of the loan may be significantly lower than OFS expected. Whether a misrepresentation is made by the loan applicant, the loan broker, one of OFS’s employees, or any other third party, OFS will generally bear the risk of loss associated with it.

OFS’s failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of OFS’s business could harm OFS’s operations and profitability. As a mortgage lender, loan servicer and broker, OFS is subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program OFS’s technology systems and effectively train OFS’s personnel, thereby potentially increasing OFS’s exposure to the risks of noncompliance with these laws and regulations.

OFS’s failure to comply with these laws can lead to:

▪	civil and criminal liability;

▪	loss of licensure;

▪	damage to reputation in the industry;

▪	inability to sell or securitize loans;

▪	demands for indemnification or loan repurchases from purchasers of OFS’s loans;

▪	fines and penalties and litigation, including class action lawsuits; or

▪	administrative enforcement actions.

OFS’s business could be adversely affected if OFS experienced an interruption in or breach of its communication or information systems or if OFS were unable to safeguard the security and privacy of the personal financial information OFS receives. OFS relies heavily upon communications and information systems to conduct it business. Any material interruption or breach in security of OFS’s communication or information systems or the third-party systems on which OFS relies could cause delays in rendering an underwriting decision or other delays and could result in fewer loan applications being received, applications not closing, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with OFS’s loan file due diligence reviews, OFS has access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information, OFS potentially could be subject to both private and public legal actions. Although OFS has policies and procedures designed to safeguard confidential information, OFS can provide no assurance that these policies and safeguards are sufficient to prevent the misappropriation of confidential information, that the policies and safeguards will be deemed compliant with any existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future. Also, in selling its loans OFS must ship these files containing borrower’s confidential information. While in transit, the files may be out of the control of OFS’s safeguarding measures. OFS can still be held liable for access to this information while in transit.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm OFS’s lending operations. OFS is currently dependent upon a number of credit facilities for funding of its mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, including OFS’s inability to meet the covenants contained in such arrangements, could harm its lending operations and its overall performance.

OFS has credit exposure to representation and warranties with respect to loans OFS sells to the whole loan market. OFS has potential credit and liquidity exposure for loans that are the subject of fraud, irregularities in their loan files or process, or that result in OFS’s breaching the representations and warranties in the contract of sale. In addition, when OFS sells loans to the whole loan market OFS has exposure for loans that default, within certain timeframes. In these cases, OFS may be obligated to repurchase loans at principal value plus accrued interest and a pro-rata amount on any premium paid and any servicing released premium along with any escrow shortage and out of pockets that the buyer may have incurred, which could result in a significant decline in OFS’s available cash. When OFS purchases loans from a third party, through OFS’s Conduit division, that OFS sells into the whole loan market or to a securitization trust, OFS obtains representations and warranties from the counter-parties that sold the loans to OFS that generally parallel the representations and warranties OFS provides to OFS’s purchasers. As a result, OFS believes they have the potential for recourse against the seller of the loans. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, OFS may have to use cash resources to repurchase loans which could adversely affect OFS’s liquidity.

Risks associated with movements in interest rates:

Changes in interest rates may harm OFS’s results of operations. OFS’s results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Interest rate changes could affect OFS in the following ways:

▪
a substantial or sustained increase in interest rates could harm OFS’s ability to originate or acquire mortgage loans in expected volumes, which could result in a decrease in OFS’s cash flow and in OFS’s ability to support OFS’s fixed overhead expense levels;

▪	interest rate fluctuations may harm OFS’s earnings as a result of potential changes in the spread between the interest rates on OFS’s borrowings and the interest rates on OFS’s mortgage assets;

▪	mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm OFS’s earnings; and

▪
when OFS securitizes loans, the value of the residual interests OFS retains and the income OFS receives from them are based primarily on LIBOR, and an increase in LIBOR reduces the net income OFS receives from, and the value of, these residual interests.

Hedging against interest rate exposure may adversely affect OFS’s earnings, which could adversely affect cash available for distribution to Opteum’s stockholders. OFS may enter into interest rate swap agreements or pursue other interest rate hedging strategies.

OFS’s hedging activity will vary in scope based on interest rates, the type of mortgage assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect OFS because, among other things:

▪	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

▪
hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities; consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions, and the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements;

▪	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

▪	the duration of the hedge may not match the duration of the related liability or asset;

▪	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs OFS’s ability to sell or assign OFS’s side of the hedging transaction;

▪
the party owing money in the hedging transaction may default on its obligation to pay, and a default by a party with whom OFS enters into a hedging transaction may result in the loss of unrealized profits; and

▪
OFS may not be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and OFS may not be able to enter into an offsetting contract in order to cover OFS’s risks.

When interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such fixed-rate loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In such instances, OFS may be required to purchase back these mandatory delivery agreements at current market prices, possibly incurring losses upon settlement. OFS uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward or options are acquired on treasury futures contracts.

Movements in interest rates also impact the value of MSRs. When interest rates decline, the loans underlying the MSRs are generally expected to prepay faster, which reduces the market value of the MSRs. OFS considers the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of MSRs. Lower mortgage rates generally reduce the fair value of the MSRs, as increased prepayment speeds are highly correlated with lower levels of mortgage interest rates.

Risks associated with OFS’s securitization strategy:

An interruption or reduction in the securitization market or change in terms offered by this market would hurt OFS’s financial position. OFS is dependent on the securitization market for the sale of OFS’s loans and the securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and in the asset-backed securities market specifically. Similarly, poor performance of OFS’s previously securitized loans could harm OFS’s access to the securitization market.

Competition in the securitization market may negatively affect OFS’s net income. Competition in the business of sponsoring securitizations of the type OFS focuses on is increasing as Wall Street broker-dealers, other mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce OFS’s securitization margins if OFS has to pay a higher price for the long-term funding of these assets. To the extent that OFS’s securitization margins erode, OFS’s results of operations will be negatively impacted.

Risks associated with OFS’s retained interests in residuals and mortgage servicing rights:

Geographic concentration of mortgage loans OFS originate or purchase increases OFS’s exposure to risks in those areas, especially in California, Georgia and Florida. Over-concentration of loans OFS originates or purchases in any one geographic area increases OFS’s exposure to the economic and natural hazard risks associated with that area.

A prolonged economic slowdown or a decline in the real estate market could harm OFS’s results of operations. A substantial portion of OFS’s mortgage assets consist of single-family mortgage loans or mortgage securities—available-for-sale evidencing interests in single-family mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could harm OFS’s ability to sell loans, the prices OFS receives for OFS’s loans, the values of OFS’s mortgage loans held for sale or OFS’s residual interests in securitizations.

Current loan performance data may not be indicative of future results. When valuing OFS’s retained interests in securitizations or mortgage servicing rights OFS uses projections, estimates and assumptions based on OFS’s experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, fluctuations in interest rates, fluctuations in mortgage loan prepayment rates and fluctuations in losses due to defaults on mortgage loans.

The value of the retained interests in residuals and mortgage servicing rights are both sensitive to movements in interest rates, prepayment rates, the credit performance of the underlying loans, and market conventions regarding discount rates used to value such assets. The tables below provide results of sensitivity analysis performed on the valuation of retained interests in residuals and mortgage servicing rights. In each case, the underlying assumptions used by OFS to value these assets have been stressed to gauge the impact on carrying value.

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

Balance Sheet Carrying value of retained interests - fair value	$98,010,592
Weighted average life (in years)	2.62
Prepayment assumption (annual rate)	32.53%
Impact on fair value of 10% adverse change	$(7,817,000)
Impact on fair value of 20% adverse change	$(16,089,000)
Expected Credit losses (annual rate)	0.61%
Impact on fair value of 10% adverse change	$(3,247,000)
Impact on fair value of 20% adverse change	$(6,419,000)
Residual Cash-Flow Discount Rate	13.96%
Impact on fair value of 10% adverse change	$(3,804,000)
Impact on fair value of 20% adverse change	$(7,392,000)

Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(21,265,000)
Impact on fair value of 20% adverse change	$(34,365,000)

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

Prepayment assumption (annual rate) (PSA)	254%
Impact on fair value of 10% adverse change	$(3,615,000)
Impact on fair value of 20% adverse change	$(6,936,000)
MSR Cash-Flow Discount Rate	10.74%
Impact on fair value of 10% adverse change	$(4,856,000)
Impact on fair value of 20% adverse change	$(9,280,000)

ITEM 8. Financial Statements and Supplementary Data.

Index to Financial Statements
Page

Management’s Report on Internal Control over Financial Reporting	68
Reports of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets at December 31, 2005 and 2004	72
Consolidated Statements of Operations for the years ended December 31, 2005, and 2004, and for the period from September 24, 2003 (inception) through December 31, 2003 ber	73
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, and 2004, and for the period from September 24, 2003 (inception) through December 31, 2003	74
Consolidated Statements of Cash Flows for the years ended December 31, 2005, and 2004 , and for the period from September 24, 2003 (inception) through December 31, 2003	75
Notes to Consolidated Financial Statements	77

Management’s Report on Internal Control over Financial Reporting

Management of Opteum Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management’s assessment on internal controls did not include the internal controls of Opteum Financial Services, LLC which is included in the 2005 consolidated financial statements of the Company and constituted $1.1 billion and $49.9 million of total and net assets, as of December 31, 2005 and $3.4 million and $(6.6) million of total revenues and net income for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity because the Company did not have the ability to conduct an assessment of the acquired entity’s internal controls over financial reporting during the time period from November 3, 2005, date of acquisition, through December 31, 2005, date of management’s assessment. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent auditors have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Opteum Inc. (formerly known as Bimini Mortgage Management, Inc.)

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Opteum Inc. (formerly known as Bimini Mortgage Management, Inc.) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opteum Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Opteum Financial Services, LLC, which is included in the 2005 consolidated financial statements of Opteum Inc., and constituted $1.1 billion and $49.9 million of total and net assets, respectively, as of December 31, 2005 and $3.4 million and $(6.6) million of net revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Opteum Inc. also did not include an evaluation of the internal control over financial reporting of Opteum Financial Services, LLC.

In our opinion, management’s assessment that Opteum Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Opteum Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the two years in the period ended December 31, 2005 and for the period from September 24, 2003 (date of inception) through December 31, 2003 of Opteum Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, FL
March 1, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Opteum Inc. (formerly known as Bimini Mortgage Management, Inc.)

We have audited the accompanying consolidated balance sheets of Opteum Inc. (the Company) (formerly known as Bimini Mortgage Management, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005 and for the period from September 24, 2003 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Opteum Financial Services, LLC and subsidiaries, a wholly owned subsidiary, which statements reflect total assets of $1.1 billion as of December 31, 2005 and total net revenues of $3.4 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts of Opteum Financial Services, LLC and subsidiaries, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opteum Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 and for the period from September 24, 3003 (date of inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Opteum Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants

Miami, Florida
March 1, 2006

OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2005	2004
ASSETS

MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,493,490,046	$2,901,158,559
Unpledged, at fair value	539,313	72,074,338

TOTAL MORTGAGE-BACKED SECURITIES	3,494,029,359	2,973,232,897

CASH AND CASH EQUIVALENTS	130,510,948	128,942,436
RESTRICTED CASH	2,310,000	8,662,000
MORTGAGE LOANS HELD FOR SALE, NET	894,237,630	-
RETAINED INTERESTS, TRADING	98,010,592	-
SECURITIES HELD FOR SALE	2,782,548	-
MORTGAGE SERVICING RIGHTS, NET	86,081,594	-
RECEIVABLES, NET	24,512,118	-
PRINCIPAL PAYMENTS RECEIVABLE	21,497,365	3,419,199
ACCRUED INTEREST RECEIVABLE	15,740,475	11,377,807
PROPERTY AND EQUIPMENT, NET	16,067,170	2,050,923
PREPAIDS AND OTHER ASSETS	19,321,766	732,469

	$4,805,101,565	$3,128,417,731

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,337,598,362	$2,771,162,957
Warehouse lines of credit and drafts payable	873,741,429	-
Other secured borrowings	104,886,339	-
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	-
Accrued interest payable	30,232,719	7,980,829
Unsettled security purchases	58,278,701	65,765,630
Deferred tax liability	18,360,679	-
Accounts payable, accrued expenses and other	26,417,996	545,988

TOTAL LIABILITIES	4,552,613,225	2,845,455,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; shares issued and outstanding at December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable; no shares issued and outstanding at December 31, 2004	1,223	-
Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005, 20,368,915 shares issued and outstanding at December 31, 2004	24,129	20,369
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2005 and 2004	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2005 and 2004	319	319
Additional paid-in capital	342,230,342	285,174,651
Accumulated other comprehensive loss	(76,494,378)	(1,155,771)
Accumulated deficit	(8,037,260)	(1,077,560)
Treasury Stock; 561,800 shares of Class A common stock, at cost	(5,236,354)	-

STOCKHOLDERS' EQUITY	252,488,340	282,962,327

	$4,805,101,565	$3,128,417,731

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
			September 24, 2003
	Year Ended December 31,		(inception) through
	2005	2004	December 31, 2003

Interest income, net of amortization of premium and discount	$160,640,830	$49,633,548	$71,480
Interest expense	(123,658,728)	(22,634,919)	(20,086)

NET INTEREST INCOME	36,982,102	26,998,629	51,394

OTHER INCOME	824,894	-	-

Servicing fee income	3,922,654	-	-
Amortization of mortgage servicing rights	(2,429,759)	-	-
NET SERVICING INCOME	1,492,895	-	-

GAINS ON SALES OF MORTGAGE-BACKED SECURITIES	1,993,457	95,547	-

TOTAL NET REVENUES	41,293,348	27,094,176	51,394

DIRECT OPERATING EXPENSES	994,784	730,903	45,482

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	10,986,059	2,497,600	35,964
Directors' fees	357,843	174,384	-
Directors' liability insurance	283,134	176,265	-
Audit, legal and other professional fees	1,136,204	329,514	85,340
Other interest expense	1,093,054	-	-
Occupancy and related expenses	1,038,401	62,232	13,675
Other administrative expenses	5,341,198	266,368	138,100

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	20,235,893	3,506,363	273,079

INCOME (LOSS) BEFORE INCOME TAXES	20,062,671	22,856,910	(267,167)

INCOME TAX BENEFIT	4,220,000	-	-

NET INCOME (LOSS)	$24,282,671	$22,856,910	$(267,167)

BASIC AND DILUTED NET INCOME (LOSS)
PER CLASS A COMMON SHARE	$1.12	$1.97	$(0.54)

BASIC AND DILUTED NET INCOME PER CLASS B COMMON SHARE	$1.16	$2.05	$-

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	21,421,501	11,452,258	497,859

WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	319,388	159,694	-

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$1.45	$1.97	$-

CLASS B COMMON SHARE	$1.45	$1.06	$-

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
				September 24, 2003
		Year Ended December 31,		(inception) through
		2005	2004	December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$24,282,671	$22,856,910	$(267,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium and discount on mortgage backed securities		17,370,738	21,391,807	-
Residual interest in asset backed securities		(3,399,370)	-	-
Originated mortgage servicing rights		998,183	-	-
Decrease in mortgage loans held for sale		292,361,817	-	-
Stock compensation		2,487,975	920,142	1,209
Depreciation and amortization		842,113	26,886	5,452
Deferred income tax benefit		(4,220,000)	-	-
Gain on sales of mortgage-backed securities		(1,993,457)	(95,547)	-
Changes in operating assets and liabilities:
Receivables		4,993,820	-	-
Accrued interest receivable		(4,362,666)	(11,306,327)	(71,480)
Prepaids and other assets		3,427,374	(711,221)	(21,248)
Accrued interest payable		22,251,890	7,960,743	20,086
Accounts payable, accrued expenses and other		(2,770,309)	436,589	109,399
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		352,270,779	41,479,982	(223,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases		(2,307,378,255)	(3,409,261,768)	(226,719,139)
Sales		240,735,761	360,124,493	-
Principal repayments		1,429,565,048	342,517,917	-
Cash acquired in OFS acquisition, net of costs		1,651,892	-	-
Purchases of property and equipment		(4,671,698)	(1,988,721)	(94,540)
NET CASH USED IN INVESTING ACTIVITIES		(640,097,252)	(2,708,608,079)	(226,813,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash		6,352,000	(8,662,000)	-
Net borrowings under repurchase agreements		566,435,405	2,582,321,957	188,841,000
Decrease in warehouse lines of credit, drafts payable and other secured borrowings		(279,086,207)	-	-
Net proceeds from trust preferred securities offerings		100,030,956	-	-
Stock issuance costs		(148,895)	-	-
Related party debt repaid immediately following acquisition		(18,333,000)	-	-
Third party debt repaid immediately following acquisition		(50,223,536)	-	-
Proceeds from sales of common stock, net of issuance costs		-	227,673,749	56,600,558
Purchase of Treasury Stock		(5,236,354)	-	-
Cash dividends paid		(31,242,371)	(23,667,303)	-
Decrease in securities held for sale		846,987	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		289,394,985	2,777,666,403	245,441,558

NET CHANGE IN CASH AND CASH EQUIVALENTS		1,568,512	110,538,306	18,404,130

CASH AND CASH EQUIVALENTS, Beginning of the period		128,942,436	18,404,130	-

CASH AND CASH EQUIVALENTS, End of the period	$	$ 130,510,948	$128,942,436	$18,404,130

See note to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)

			September 24, 2003
	Year Ended December 31,		(inception) through
	2005	2004	December 31, 2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$101,406,838	$14,197,204	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled security purchases	$58,278,701	$65,765,630	$-

OFS acquisition:
Fair value of assets acquired:
Cash and cash equivalents	$3,431,736
Loans held for sale	1,186,599,447
Retained interests, trading	94,611,222
Mortgage servicing rights, net	87,079,777
Fixed assets	9,919,100
Goodwill	2,107,130
Identifiable intangibles	4,042,617
Other assets	46,203,917
Total	1,433,994,946

Fair value of liabilities assumed:
Deferred income tax liability	(22,580,679)
Other liabilities	(1,354,912,827)
Issuance of 1,223,208 shares of Class A Redeemable Preferred Stock and 3,717,242 shares of Class A Common Stock, inclusive of cash paid of $1,779,846	$56,501,440

See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Opteum Inc. (Opteum), formerly “Bimini Mortgage Management, Inc.”, was incorporated in Maryland on September 24, 2003, and it commenced its planned business activities on December 19, 2003, the date of the initial closing of a private issuance of its common stock.

On February 6, 2006, Opteum, announced that its board of directors voted unanimously to change its name from Bimini Mortgage Management, Inc. to Opteum Inc. On February 10, 2006, the corporate name change was effective and its NYSE, ticker symbol was changed from “BMM” to “OPX.” The corporate name change leverages the brand identity of Opteum Financial Services, LLC (OFS), and further enhances the integration of Opteum and the associates of OFS. One company and one national brand now represent a unified image to investors, customers and associates.

As used in this document, the parent company, the registrant, “Opteum” and discussions related to REIT qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (MBS) refers to “Opteum Inc.” Further, as used in this document, “OFS”, our taxable REIT subsidiary (TRS) or our non REIT eligible assets refer to Opteum Financial Services, LLC. Discussions relating to the “Company” refer to the consolidated entity (the combination of “Opteum” and our TRS “OFS”). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

Opteum Inc. was formed to invest primarily in, but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae).

Opteum has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its REIT qualification, Opteum must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders, subject to certain adjustments.

Merger Agreement

On September 29, 2005, Opteum executed a definitive merger agreement with OFS, a privately held home mortgage lender headquartered in Paramus, New Jersey. OFS has 1,066 associates operating out of 34 offices and lending in 44 states. The transaction, in which OFS became a wholly-owned TRS of Opteum, closed on November 3, 2005 (see Note 2).

Under the terms of the merger agreement, Opteum issued 3,717,242 shares of Class A Common Stock and 1,223,208 shares of Class A Redeemable Preferred Stock to the stockholders of OFS in exchange for 100% of the stock of OFS. The shares of Class A Redeemable Preferred Stock will be convertible into Class A Common Stock of Opteum, on a one-for-one basis, if Opteum’s stockholders eligible to vote approve the conversion at a future stockholder meeting. Opteum also agreed to pay the OFS stockholders a contingent earn-out of up to $17.5 million over the next five years payable in cash, or under certain circumstances, shares of Class B Redeemable Preferred Stock, based on the achievement by OFS of certain specific financial objectives. The three most senior executives of OFS entered into long-term employment contracts upon completion of the merger.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the fair values of mortgage-backed securities, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage-backed securities, deferred tax asset valuation, valuation allowance on mortgage loans held for sale, valuation of derivative financial instruments and fair value of mortgage servicing rights.

Consolidation

The accompanying consolidated financial statements include the accounts of Opteum and its wholly-owned subsidiary, OFS, as well the wholly-owned and majority owned subsidiaries of OFS. Opteum uses the equity method to account for investments for which it has the ability to exercise significant influence over operating and financial policies. As further described in Note 11, Opteum has an investment in two trusts used to complete the issuance of Opteum’s junior subordinated notes. Pursuant to the accounting guidance provided in FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” Opteum’s common shares investment in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for on the equity method. Consolidated net earnings of Opteum include Opteum’s share of the net earnings (losses) of these companies, if any. All material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at December 31, 2005 and 2004.

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counter-parties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

In accordance with GAAP, Opteum classifies its investments in mortgage backed securities as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although Opteum intends to hold its mortgage-backed securities (“MBS”) until maturity, it may, from time to time, sell any of its mortgage-backed securities as part of the overall management of the business. Opteum currently classifies all of its securities as available-for-sale, and assets so classified are carried on the balance sheet at fair value, and unrealized gains or losses arising from changes in market values are reported as other comprehensive income or loss as a component of stockholders' equity. Other than temporary impairment losses, if any, are reported in earnings.

When the fair value of an available for sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency, and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds and the length of time the security has been in an unrealized loss position. At December 31, 2005, Opteum did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment).

Mortgage Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loan is sold. OFS generally sells or securitizes loans with servicing rights retained. These transfers of financial assets are accounted as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is surrendered when: the assets have been isolated from OFS; the investor obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets: and OFS does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. These transactions are treated as sales in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Gains or losses on such sales, are recognized at the time legal title transfers to the investor, are based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs.

Valuation Allowance

A valuation allowance is recorded to adjust mortgage loans held for sale to the lower of cost or market.

Retained Interest, Trading

 OFS uses warehouse loan arrangements to finance the origination and purchase of pools of principally fixed and adjustable-rate residential first mortgage loans (the “Mortgage Loans”). Subsequent to their origination or purchase, OFS either sells these loans to third party institutional investors through bulk sale arrangements, or through securitization transactions. OFS generally makes several representations and warranties regarding the performance of the Mortgage Loans in connection with each sale or securitization. OFS accumulates the desired amount of Mortgage Loans, and securitizes them in order to create marketable securities.

OFS, pursuant to a purchase and sale agreement, transfers the Mortgage Loans to Opteum Mortgage Acceptance Corp. (OPMAC), a wholly-owned special purpose entity set-up for the execution of these securitizations.

OPMAC then sells the Mortgage Loans to an institutional third party to serve as Depositor, pursuant to a Mortgage Loan Purchase and Servicing Agreement (“P&S Agreement”). Under this P&S Agreement, OFS makes general representations and warranties for Mortgage Loans sold by OFS.

The Depositor then deposits the Mortgage Loans into a Real Estate Mortgage Investment Conduit trust (the “REMIC”) where the rights to such Mortgage Loans are pooled and converted into marketable debt securities pursuant to the P&S Agreement. These securities, issued by the REMIC, are divided into different classes of certificates (the “Certificates”) with varying claims to payments received on the Mortgage Loans. These Certificates are transferred to the depositor in exchange for all of its rights in the Mortgage Loans deposited into the REMIC.

Certain Certificates are rated by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”). In all of the securitizations, all of the senior certificate classes were rated “AAA” by S&P, and “Aaa” by Moody’s, respectively. In addition, most of the mezzanine classes of certificates, starting with Class M-1 through the lowest respective subordinate class for each offering, with each lower numerical class designation being subordinated to the previous designation (the “Mezzanine Certificates”), were each given investment grade ratings. The subordinate classes not given an investment grade rating were sold through a Private Placement Offering Memorandum. Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) and the remaining non-publicly offered Certificates are transferred to OFS as consideration for the Mortgage Loans sold to the depositor pursuant to the P&S Agreement.

Finally, OFS transfers the proceeds from the sale of the Public Certificates and the non-publicly offered Certificates representing the residual interest in the REMIC to OPMAC pursuant to the Purchase and Sale Agreement. The additional non-publicly offered Certificates, representing prepayment penalties and overcollateralization fundings (the “Underlying Certificates”) are held by OPMAC in anticipation of a net interest margin (“NIM”) securitization. Subsequent to a securitization transaction as described above, OFS executes an additional securitization or “resecuritization” of the Underlying Certificates being held by OPMAC. This NIM securitization is typically transacted as follows:

OPMAC deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust is a Delaware statutory trust. The NIM Trust, pursuant to an indenture, issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate (the “Trust Certificate”) representing the residual interest in the NIM trust. The NIM Notes were sold to third parties via private placement transactions, and the Trust Certificate is transferred from OPMAC to OFS in consideration for the deposit of the Underlying Certificates.

Securities Held for Sale

 Securities held for sale are recorded as of the date of purchase or sale at fair value. Changes in fair value subsequent to the purchase date are reflected in earnings as gains and losses from investments. Realized gains and losses are determined on a specific identified basis cost basis.

Mortgage Servicing Rights

OFS recognizes mortgage serving rights (“MSR”) as an asset when separated from the underlying mortgage loans, upon the sale of the loans. Upon sale of a loan, OFS measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates, and other economic factors. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. MSRs are carried at the lower of cost, less accumulated amortization, or fair value. MSRs are amortized in proportion to, and over the period of, the estimated future net servicing income. Such amortization, which is recorded as a reduction of net servicing revenue in the accompanying consolidated financial statements, was $2.4 million during the year ended December 31, 2005.

For purposes of performing its quarterly impairment evaluation, OFS stratifies its portfolio primarily on the basis of interest rates of the underlying mortgage loans and the type of product associated with the MSRs. OFS measures impairment for each stratum by comparing estimated fair value to the carrying amount. For the period ended December 31, 2005 there was no such impairment which would have been recorded as a reduction of net servicing revenue.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment, office furniture, land and building, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from five years for computer equipment to thirty years for the building. Property and equipment at December 31, 2005 and 2004 is net of accumulated depreciation of $606,889 and $32,338, respectively. Depreciation expense for the year ended December 31, 2005 was $574,551. Depreciation expense for the year ended December 31, 2004 was $26,886 and it was $5,452 for the period from inception through December 31, 2003.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price of Opteum’s acquisition over the fair value of net assets acquired in a business combination. Contingent consideration paid in subsequent periods under the terms of the purchase agreement, if any, would be considered acquisition costs and classified as goodwill. Goodwill was $2.1 million as of December 31, 2005.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Opteum will subject its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. There was no impairment of goodwill as of December 31, 2005.

Derivative Assets and Derivative Liabilities

Opteum Financial Service’s mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

OFS’s risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OFS mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings.

IRLCs and derivative assets or liabilities arising from OFS’s derivative activities are included in either receivables or accounts payable and accrued liabilities in the accompanying consolidated financial statements. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Repurchase Agreements

Opteum finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, Opteum transfers securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that Opteum receives and the repurchase price that Opteum pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which Opteum pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. Opteum retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, Opteum is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, Opteum may renew such agreement at the then prevailing financing rate. These repurchase agreements may require Opteum to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of December 31, 2005 and 2004, Opteum did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of Opteum's repurchase agreements generally range from one month to 36 months; however, Opteum is not precluded from entering into repurchase agreements with longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, Opteum must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, Opteum might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to Opteum and the estimated fair value of the collateral pledged to such lender. At December 31, 2005, Opteum had amounts outstanding under repurchase agreements with fourteen separate lenders with a maximum net exposure (the difference between the amount loaned to Opteum and the estimated fair value of the security pledged by Opteum as collateral) to any single lender of approximately $27.0 million. At December 31, 2004, Opteum had amounts outstanding under repurchase agreements with twelve separate lenders with a maximum net exposure to any single lender of approximately $29.0 million.

During 2005, Opteum entered into contracts and paid commitment fees to three lenders providing for an aggregate of $1.85 billion in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase lines.

At December 31, 2005, Opteum's repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$894,748	$12,018	135	26.81%
Nomura Securities International, Inc.	623,631	27,010	122	18.69
Cantor Fitzgerald	467,638	15,958	70	14.01
Washington Mutual	375,345	11,630	7	11.25
Goldman Sachs	207,525	7,438	44	6.22
Bear Stearns & Co. Inc.	167,610	6,096	157	5.02
UBS Investment Bank, LLC	158,781	5,059	93	4.76
Merrill Lynch	128,119	(7,949)	96	3.84
JP Morgan Securities	115,807	1,652	151	3.47
Morgan Stanley	73,505	1,767	26	2.20
Lehman Brothers	62,643	2,399	87	1.88
Countrywide Securities Corp	22,930	1,238	86	0.69
Daiwa Securities America Inc.	19,732	39	188	0.58
Bank of America Securities, LLC	19,584	815	27	0.58
Total	$3,337,598	$85,170		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

At December 31, 2004, Opteum's repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
UBS Investment Bank, LLC	$512,697	$29,005	64	18.5%
Nomura Securities International, Inc.	463,901	26,083	99	16.7
Bank of America Securities, LLC	309,270	18,079	66	11.2
Deutsche Bank Securities, Inc.	308,645	16,246	227	11.1
Lehman Brothers	257,191	8,793	81	9.3
Bear Stearns & Co. Inc.	255,229	14,068	127	9.2
Countrywide Securities Corp	178,574	8,447	43	6.4
Morgan Stanley	119,659	352	65	4.3
Daiwa Securities America Inc	114,436	5,287	67	4.2
Goldman Sachs	107,822	1,706	37	3.9
Merrill Lynch	83,561	2,268	172	3.0
JP Morgan Securities	60,178	3,152	37	2.2
Total	$2,771,163	$133,486		100.0%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Interest Income Recognition on MBS

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

Gain on Sale of Loans

OFS recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OFS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. The net gain on sale of loans was $850,000 for the period ended December 31, 2005. The net gains on sale of loans for the period are a component of Other Income on the Consolidated Statement of Operations.

Servicing Fee Income

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by OFS (or by a subservicer where OFS is the master servicer) and is recorded as income as the installment payments on the mortgages are received by OFS or the subservicer.

Loan Origination Fees and Costs

Loan fees, discount points, and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, commissions, benefits and other operating expenses have been reduced by $10.3 million during the period ended December 31, 2005, due to direct loan origination costs, including commission costs. Loan fees related to the origination and funding of mortgage loans held for sale are $1.3 million during the period ended December 31, 2005.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss) each reporting period. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income (loss) arises from unrealized gains or losses generated from changes in market values of its securities held as available-for-sale.

Comprehensive income (loss) is as follows:

	Year Ended December 31,
	2005	2004
Net Income	$24,282,671	$22,856,910

Unrealized loss on available for sale securities, net	(73,345,150)	(1,040,815)

Comprehensive (Loss) Income	$(49,062,479)	$21,816,095

Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. The adoption of SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 is not expected to have a significant impact on Opteum. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for Opteum's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Opteum's stock-based compensation transactions resulted in an aggregate of $2.5 million of compensation expense for the year ended December 31, 2005, $0.9 million of compensation expense for the year ended December 31, 2004 and $1,209 of compensation expense for the period from September 24, 2003 (date of inception) to December 31, 2003.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the two-class method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share (“EPS”) on the face of the statement of income. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents.

As further described in Note 12, effective July 9, 2004, the shares of Class B Common Stock, participating and convertible into Class A Common Stock, became entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, the Class B Common Stock, beginning in the three-month period ended September 30, 2004, is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Prior to July 9, 2004, the Class B shares of common stock are not included in the basic EPS computation as the conditions to participate in earnings were not met, and they were not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met (see Note 12).

As further discussed in Note 2, effective November 3, 2005, the Company issued 1,223,208 shares of Class A Redeemable Preferred Stock, pursuant to the acquisition of OFS. Holders of shares of the preferred stock cannot receive or accrue dividend payments prior to January 1, 2006; therefore, these preferred shares are not included in the basic EPS computation as these shares do not have participation rights during the period from their issuance through December 31, 2005 (see Note 12). The shares of the Class A Redeemable Preferred Stock will only be eligible to convert into shares of our Class A Common Stock at such time as such conversion is approved by a majority number of stockholders; therefore, since this conversion is not yet approved, the shares are not included in the computation of diluted Class A Common Stock EPS.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

			From September 24, 2003
	Year Ended December 31,		(inception) through
	2005	2004	December 31, 2003
Basic and diluted EPS per Class A common share:
Numerator: net income allocated to the Class A common shares	$23,910,709	$22,529,855	$(267,167)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	23,567,242	20,368,915	4,012,102
Dividend eligible equity plan shares issued as of the balance sheet date	499,786	313,600	-
Effect of weighting	(2,645,527)	(9,230,257)	(3,514,243)
Weighted average shares-basic and diluted	21,421,501	11,452,258	497,859
Basic and diluted EPS per Class A common share	$1.12	$1.97	$(0.54)

Basic and diluted EPS per Class B common share:
Numerator: net income allocated to Class B common shares	$371,962	$327,055	$-
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319,388	319,388	319,388
Effect of weighting (based on date Class B shares participate in dividends)	-	(159,694)	(319,388)
Weighted average shares-basic and diluted	319,388	159,694	-
Basic and diluted EPS per Class B common share	$1.16	$2.05	$-

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, the Company’s TRS is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its taxable net income to the extent that Opteum distributes its taxable net income to its stockholders and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. Under the net income requirements, a REIT must generally distribute at least 90% of its taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the timely filing date of our REIT tax return in the subsequent taxable year.

OFS is the Company’s TRS, and its activities are subject to corporate income taxes, and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, which addresses the accounting for share-based payment transactions. SFAS No. 123(R) eliminates the ability to account for employee share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The adoption of SFAS No. 123(R) on January 1, 2006, will not have an impact on Opteum, as Opteum already uses the fair value method of accounting for all of its share-based payments.

On August 11, 2005, the FASB issued an Exposure draft to amend FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to (i) specify the conditions under which a qualifying special-purpose entity (SPE) is required to achieve sale accounting, (ii) eliminate inconsistent application of the principles upon which Statement 140 is based, and (iii) address other issues related to transfers of financial assets that arose during redeliberations on the amendment of Statement 140 in order to improve the comparability of financial statements. The Company has not yet evaluated the impact, if any, that application of these new principles will have.

NOTE 2. ACQUISITION OF OPTEUM FINANCIAL SERVICES, LLC

On November 3, 2005, Opteum acquired 100% of the equity interests of Opteum Financial Services, LLC and its subsidiaries (“OFS”) through a newly formed wholly-owned subsidiary of Opteum. OFS is a mortgage lender that originates loans nationwide. Opteum acquired OFS to diversify its revenue stream while remaining in Opteum’s area of expertise. For OFS, the acquisition provides increased access to capital to fund growth. The results of operations of OFS have been included in the accompanying consolidated financial statements for the period from November 3, 2005 through December 31, 2005.

Opteum initially issued 3,717,242 shares of Class A Common Stock and 1,800,000 shares of Class A Redeemable Preferred Stock to the owners of OFS. A portion of the Class A Redeemable Preferred Stock was to be returned to Opteum if OFS did not have a book value of $60.0 million at the date of closing. On February 10, 2006, the owners of OFS and Opteum agreed that 576,792 shares of the Class A Redeemable Preferred Stock would be returned as the OFS book value at closing was less than $60.0 million.

As described in Note 12, the Class A Redeemable Preferred Stock will be convertible into shares of Class A Common Stock if the Company’s stockholders approve the conversion at a future stockholders’ meeting. After accounting for the returned Class A Redeemable Preferred Stock, the final aggregate purchase price amounted to $56,501,440. This consists of: 3,717,242 shares of Class A Common Stock valued at $11.46 per share; 1,223,208 shares of Class A Redeemable Preferred Stock valued at $9.91 per share; and $1,779,846 of transaction costs. The values of the shares issued were based on the average market price of Opteum’s Class A Common Stock over the five day period surrounding September 29, 2005, the date the acquisition agreement was signed and publicly announced.

The owner’s of OFS will be eligible to receive up to $17.5 million in cash (or preferred shares in certain circumstances) over the next five years, depending on the cash flows of certain residual interests in securitizations which were on OFS's balance sheet at the closing.

The following presents the allocation of the purchase price to the fair values of the assets acquired and the liabilities assumed as of November 3, 2005:

Cash and cash equivalents	$3,431,736
Loans held for sale	1,186,599,447
Retained interests, trading	94,611,222
Mortgage servicing rights, net	87,079,777
Fixed assets	9,919,100
Goodwill	2,107,130
Identified intangibles	4,042,617
All other assets	46,203,917
Deferred income tax liability	(22,580,679)
All other liabilities	(1,354,912,827)

Net assets acquired	$56,501,440

OFS is still in the process of obtaining final valuations and completing its analysis of certain of the intangible assets; accordingly, allocation of the purchase price is subject to potential modification. If changes to the purchase price occur during the twelve month period following the acquisition, the appropriate adjustments will be allocated to the fair values of the assets acquired and liabilities assumed. However, any modification is not expected to be significant. The identified intangibles will be amortized over a weighted average amortization period of approximately three years, and they are not expected to have any significant residual value. The Company recorded intangible assets in the amount of $2,688,370 for proprietary software, unlocked loans and related items at the time of the acquisition. At December 31, 2005, the accumulated amortization on these intangibles was $115,375. The Company recorded $1,354,247 for an intangible related to the Opteum trade name, and $2,107,130 of goodwill; these assets will not be subject to amortization.

The following pro-forma information is based on the assumption that the acquisition of OFS took place as of January 1, 2004. The impact of the application by the Company of SFAS No. 141 to the books and records of OFS upon consummation of the merger have been adjusted such that the impact is reflected in 2004 versus 2005.  Accordingly, the figures below will not be consistent with figures presented in the amended Form 8-K filed by the Company on January 20, 2006.

	2005	2004
Total Net Revenue	$157,198,288	$110,823,422
Income from Operations	36,511,991	39,493,512
Net Income	32,467,979	32,027,655
Class A Common stock - basic and diluted	1.24	1.97
Class B Common stock - basic and diluted	1.24	1.97

NOTE 3. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will securitize the majority of its mortgage loan originations. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 2005, OFS serviced approximately $7.7 billion of mortgage loans sold into the secondary market. All of OFS’s loans held for sale are pledged as collateral under the various financing arrangements described in Note 8. Mortgage loans held for sale consist of the following as of December 31, 2005:

Mortgage loans held for sale	$884,751,317
Deferred loan origination costs—net	9,604,290
Valuation allowance	(117,977)

$894,237,630

NOTE 4. RETAINED INTEREST, TRADING

Subordinated interests retained represent the over-collateralization and net interest spread, which represents the estimated cash-flows to be received from the trust in the future from mortgage loan securitizations structured as sales in accordance with SFAS No. 140. Generally, to meet the sale treatment requirements of SFAS No. 140, the REMIC Trust is structured as a “qualifying special purpose entity” or QSPE, which specifically limits the trust’s activities, and OFS surrenders control over the mortgage loans upon their transfer to the REMIC Trust. All of OFS’s securitization issues were accounted for as a sale under SFAS No. 140. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.

Valuation of Investments. OFS classifies its retained interests as trading securities and therefore records these securities at their estimated fair value. In order to value the unrated, unquoted, investments, OFS will record these assets at their estimated fair value utilizing either pricing available directly from dealers or the present value calculated by projecting the future cash flows of an investment on a publicly available analytical system. When a publicly available analytical system is utilized, OFS will input the following variable factors which will have an impact on determining the market value:

Interest Rate Forecast. The forward LIBOR interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of OFS to represent market conditions and value.

Prepayment Forecast. The prepayment forecast may be expressed by OFS in accordance with one of the following standard market conventions: 1) Constant Prepayment Rate (CPR) or 2) Percentage of a Prepayment Vector (PPV). Prepayment forecasts may be changed as OFS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the REMIC trust’s Trustee for each underlying security.

Credit Performance Forecast. A forecast of future credit performance of the underlying collateral pool will include an assumption of default frequency, loss severity, and a recovery lag. In general, OFS will utilize the combination of default frequency and loss severity in conjunction with a collateral prepayment assumption to arrive at a target cumulative loss to the collateral pool over the life of the pool based on historical performance of similar collateral by the originator. The target cumulative loss forecast will be developed and noted at the pricing date of the individual security but may be updated by OFS consistent with observations of the actual collateral pool performance.

Default Frequency may be expressed by OFS in accordance with any of three standard market conventions: 1) Constant Default Rate (CDR) 2) Percentage of a Standard Default Assumption (SDA) curve, or 3) a vector or curve established to meet forecasted performance for specific collateral pools.

Loss Severity will be expressed by OFS in accordance with historical performance of similar collateral and the standard market conventions of a percentage of the unpaid principal balance of the forecasted defaults lost during the foreclosure and liquidation process.

During the first year of a new issue OFS may balance positive or adverse effects of the prepayment forecast and the credit performance forecast allowing for deviation between actual and forecasted performance of the collateral pool. After the first year OFS will generally adjust the Prepayment and Credit Performance Forecasts to replicate actual performance trends without balancing adverse and positive effects.

The following table summarizes OFS’s residual interests in securitizations as of December 31, 2005:

Series	Issue Date	December 31, 2005

HMAC 2004-1	March 4, 2004	$5,096,056
HMAC 2004-2	May 10, 2004	3,240,431
HMAC 2004-3	June 30, 2004	1,055,651
HMAC 2004-4	August 16, 2004	3,749,261
HMAC 2004-5	September 28, 2004	6,177,669
HMAC 2004-6	November 17, 2004	14,321,046
OpteMac 2005-1	January 31, 2005	14,720,910
OpteMac 2005-2	April 5, 2005	11,301,619
OpteMac 2005-3	June 17, 2005	14,656,477
OpteMac 2005-4	August 25, 2005	2,551,775
OpteMac 2005-5	November 23, 2005	11,139,697

Total		$98,010,592

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2005 were as follows:

2005
Prepayment speeds (CPR)	28.65%
Weighted-average-life	2.830
Expected credit losses	1.069%
Discount rates	14.896%
Interest rates	Forward LIBOR Yield curve

At December 31, 2005 key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

Balance Sheet Carrying value of retained interests - fair value	$98,010,592
Weighted average life (in years)	2.62
Prepayment assumption (annual rate)	32.53%
Impact on fair value of 10% adverse change	$(7,817,000)
Impact on fair value of 20% adverse change	$(16,089,000)
Expected Credit losses (annual rate)	0.607%
Impact on fair value of 10% adverse change	$(3,247,000)
Impact on fair value of 20% adverse change	$(6,419,000)
Residual Cash-Flow Discount Rate	13.96%
Impact on fair value of 10% adverse change	$(3,804,000)
Impact on fair value of 20% adverse change	$(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(21,265,000)
Impact on fair value of 20% adverse change	$(34,365,000)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at December 31, 2005.

Static pool losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here is calculated based upon all securitizations occurring in that year.

Residential Mortgage Loans Securitized In:
Actual and Projected Credit Losses (%) as of :	2005
December 31, 2005	0.712%

The table below summarizes certain cash flows received from and paid to securitization trusts:

For the Period November 3, 2005 (date of merger) through December 31, 2005
Proceeds from securitizations	$989,843,000
Servicing fees received	2,837,500
Servicing advances	290,952
Repayments of servicing advances	0

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of December 31, 2005:

Type of loan:	Total Principal Amount of Loans	Principal Amount of Loans Greater than 60 Days Past Due	Net Credit Losses
Mortgage Loans	$6,363,279,281	$57,871,123	$912,990

NOTE 5. MORTGAGE SERVICING RIGHTS, NET

Activities for mortgage servicing rights are summarized as follows at December 31, 2005:

Balance on acquisition date:	$87,079,777
Additions	1,431,576
Amortization	(2,429,759)

Balance at December 31, 2005:	$86,081,594

Estimated amortization expense for the five years ended December 31 and thereafter:

2006	$14,872,566
2007	13,450,007
2008	12,027,449
2009	10,604,890
2010	9,182,331
Thereafter	25,944,351
$86,081,594

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

Prepayment assumption (annual rate) (PSA)	253.72
Impact on fair value of 10% adverse change	$(3,615,000)
Impact on fair value of 20% adverse change	$(6,936,000)
MSR Cash-Flow Discount Rate	10.74%
Impact on fair value of 10% adverse change	$(4,856,000)
Impact on fair value of 20% adverse change	$(9,280,000)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% and 20% variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the mortgage servicing right is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities.

NOTE 6. MORTGAGE-BACKED SECURITIES

At December 31, 2005 and 2004, all of Opteum's mortgage-backed securities (“MBS”) were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

At December 31, 2005, Opteum had financed MBS with a historical amortized cost of $99.3 million with the party it acquired the MBS. Such securities are included in MBS at a fair value of $98.0 million and a corresponding repurchase agreement of $94.9 million at December 31, 2005.

The following are the carrying values of Opteum's MBS portfolio at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Floating Rate CMO's	$-	$250,438,730
Hybrid Arms and Balloons	753,895,705	569,623,089
Adjustable Rate Mortgages	2,006,767,437	1,403,381,666
Fixed Rate Mortgages	733,366,217	749,789,412

Totals	$3,494,029,359	$2,973,232,897

The following table presents the components of the carrying value of Opteum's MBS portfolio at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004

Principal balance	$3,457,887,912	$2,876,568,150
Unamortized premium	115,133,248	98,202,287
Unaccreted discount	(2,497,423)	(381,769)
Gross unrealized gains	265,615	7,824,313
Gross unrealized losses	(76,759,993)	(8,980,084)

Carrying value/estimated fair value	$3,494,029,359	$2,973,232,897

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2005:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$563,661,156	$(8,409,428)	$$141,675,752	$(4,510,901)	$705,336,908	$(12,920,329)
Adjustable Rate Mortgages	1,648,085,054	(27,917,630)	270,945,493	(8,944,837)	1,919,030,547	(36,862,467)
Fixed Rate Mortgages	425,260,838	(10,762,306)	346,435,009	(16,214,890)	771,695,847	(26,977,197)

	$2,637,007,048	$(47,089,364)	$759,056,254	$(29,670,628)	$3,396,063,302	$(76,759,993)

 The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2004:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$334,918,233	$(1,974,605)	$31,954,324	$(75,968)	$366,872,557	$(2,050,573)
Adjustable Rate Mortgages	479,284,021	(2,930,772)	9,374,573	(21,845)	488,658,594	(2,952,617)
Fixed Rate Mortgages	519,546,019	(3,950,372)	11,260,668	(26,522)	530,806,687	(3,976,894)

	$1,333,748,273	$(8,855,749)	$52,589,565	$(124,335)	$1,386,337,838	$(8,980,084)

At December 31, 2005, all of Opteum's MBS investments have contractual maturities greater than twenty-three months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The decline in fair value MBS of investments is not considered to be other than temporary. Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss. The factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Opteum's ability and intention to hold the MBS owned.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The valuation of Opteum’s investments in mortgage backed securities is governed by SFAS No. 107. SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the financial statements at their estimated fair value as of December 31, 2005 and 2004. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts Opteum could realize in a current market exchange. Cash and cash equivalents, accrued interest receivable, repurchase agreements and accrued interest payable are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

Fair value of mortgage loans held for sale, mortgage servicing rights, interest rate lock commitments and commitments to deliver mortgages are based on estimates. Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience, and other factors.

Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company’s fair values should not be compared to those of other companies. All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.

Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The fair value of certain OFS assets and liabilities either equal or approximate carrying value due to their short-term nature, terms of repayment, floating interest rate associated with the asset or liability or accounting principles applied. Such assets or liabilities include cash, receivables, retained interests, other trading securities, accounts payable and other liabilities, warehouse lines of credit and drafts payable.

The following describes the methods and assumptions used by OFS in estimating fair values of other financial instruments:

▪
Mortgage Loans Held for Sale— Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loan is sold.

▪
Mortgage Servicing Rights— the estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs. To determine the market valuation, the third party uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates that market participants use for acquiring similar servicing rights.

▪
Interest Rate Lock Commitments—The fair value of interest rate lock commitments is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

▪
Commitments to Deliver Mortgages—The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions. These instruments contain an element of risk in the event that the counter-parties may be unable to meet the terms of such agreements. In the event a counterparty to a delivery commitment was unable to fulfill its obligation, the Company would not incur any material loss by replacing the position at market rates in effect at December 31, 2005. The Company minimizes its risk exposure by limiting the counter-parties to those major banks, investment bankers, and private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default.

The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

NOTE 8. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to year end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loans sale agreements accounted for as financing consisted of the following at December 31, 2005:

Warehouse and aggregate lines of credit:	2005

A committed warehouse line of credit for $100 million between OFS and Residential Funding Corporation ("RFC"). The agreement expires on March 31, 2006. The agreement provides for interest rates based upon 1 month LIBOR plus a margin between 1.25% and 1.50% depending on the product that was originated or acquired.	$9,246,486

A committed warehouse line of credit for $284.5 million between OFS and Colonial Bank. The agreement expires on May 30, 2006. The agreement provides for interest rates, based upon 1 month LIBOR, plus a margin of 1.25% to 2.00% depending on the product that was originated or acquired.	246,706,788

A committed warehouse line of credit for $150 million between OFS and JP Morgan Chase. The agreement expires on May 30, 2006 and is expected to be renewed prior to its expiration. The agreement provides for interest rates based upon 1 month LIBOR plus a margin of 1.25% to 2.00% depending on the product originated or acquired.	67,969,568

An Aggregation facility for $1.0 billion between OFS and Citigroup Global Markets Realty Inc. to aggregate loans pending securitization. The agreement expires on February 28, 2007. The agreement provides for interest rates based upon 1 month LIBOR plus a margin of .75%.	70,269,031

An Aggregation facility for $500 million between OFS and Bear Stearns to aggregate loans pending securitization. The agreement expires on March 11, 2006 and it is expected to be renewed prior to its expiration. The agreement provides for interest rates based upon 1 month LIBOR plus a margin of 0.75%.	-

A $750 million purchase and security agreement between OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”) The facility is due upon demand and can be cancelled by either party upon notification to the counterparty. OFS incurs a charge for the facility based on 1 month LIBOR plus 1% to 1.35% depending on the product originated. The facility is secured by loans held for sale and cash generated from sales to investors.	469,811,083

864,002,956

Drafts Payable	9,738,473

Total Warehouse lines and drafts payable	$873,741,429

In addition to the RFC, Colonial Bank, UBS Warburg, and Citigroup facilities, OFS has purchase and sale agreements with Greenwich Capital and Fannie Mae. The agreements allow for OFS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OFS has a combined capacity of $300 million under these purchase and sale agreements. There were no amounts sold and being held under these agreements at December 31, 2005. The agreements are not committed facilities and may be terminated at the discretion of either party.

The facilities are secured by mortgage loans and other assets of OFS.  The facilities contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency.  At December 31, 2005, OFS was not in compliance with respect to two covenants with one lender. The two covenants pertained to tangible net worth and net income at December 31, 2005. The violations were attributable to the loss reported for the period November 3, 2005, (date of merger) through December 31, 2005, resulting from the required purchase accounting adjustments to the carrying value of certain assets of OFS. On February 28, 2006, these violations were waived by the lender.

NOTE 9. OTHER SECURED BORROWINGS

Other secured borrowings consisted of the following at December 31:

2005
A committed working capital line of credit for $82.5 million between OFS and Colonial Bank. The agreement expires on May 30, 2006. The agreement provides for an interest rate, based on1 month LIBOR plus a margin of up to 2.6% and is secured by the servicing rights for FNMA, FHLMC and REMIC securitizations.	$73,204,674

A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase, that allows for a sublimit for mortgage servicing rights. The agreement expires May 30, 2006 and is expected to be renewed prior to its expiration. The agreement provides for interest rate based on LIBOR plus 2.0%	7,410,000

Citigroup Global Realty Inc., working capital line of credit secured by the Retained interests in securitizations through OPMAC 2005-4. The facility expires on October 31, 2006. The agreement provides for interest rate based on LIBOR plus 3.00%	24,271,665
$104,886,339

NOTE 10. Repurchase Agreements

Opteum has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2005, Opteum had an outstanding amount of $3.3 billion with a net weighted average borrowing rate of 4.15%, and these agreements were collateralized by MBS with a fair value of $3.5 billion and restricted cash of $2.3 million. At December 31, 2004, Opteum had an outstanding amount of $2.8 billion with a net weighted average borrowing rate of 2.28%, and these agreements were collateralized by MBS with a fair value of $2.9 billion and restricted cash of $8.7 million.

At December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106,459	$813,436,832	$1,533,016,956	$3,252,560,247
Fair market value of securities sold, including accrued interest receivable	$—	$893,159,892	$791,259,152	$1,498,980,224	$3,183,399,268
Repurchase agreement liabilities associated with these securities	$—	$914,262,355	$857,995,007	$1,565,341,000	$3,337,598,362
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

At December 31, 2004, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$821,387,879	$975,251,727	$1,028,522,165	$2,825,161,771
Fair market value of securities sold, including accrued interest receivable	$—	$823,087,580	$975,020,524	$1,025,389,631	$2,823,497,735
Repurchase agreement liabilities associated with these securities	$—	$797,655,321	$968,417,528	$1,005,090,108	$2,771,162,957
Net weighted average borrowing rate	—	2.28%	2.11%	2.45%	2.28%

NOTE 11. TRUST PREFERRED SECURITIES

On May 17, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust I, a Delaware statutory business trust sponsored by Opteum.

Bimini Capital Trust I (“BCTI” or the “trust”) used the proceeds of the private offering, together with Opteum’s investment of  $1.6 million in the BCTI common securities, to purchase $51.6 million aggregate principal amount of Opteum’s Junior Subordinated Notes with terms that parallel the terms of the trust preferred securities. The trust preferred securities have a fixed rate of interest until March 30, 2010 at 7.61% and thereafter through maturity in 2035 the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The trust preferred securities require quarterly interest distributions and are redeemable at Opteum’s option, in whole or in part and without penalty, beginning March 30, 2010 and at any date thereafter.  The notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

On October 5, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust II, a Delaware statutory business trust sponsored by Opteum.

Bimini Capital Trust II (“BCTII”) used the proceeds of the private offering, together with Opteum’s investment of $1.5 million in the BCTII common securities to purchase $51.5 million aggregate principal amount of Opteum’s Junior Subordinated Notes with terms that parallel the terms of the trust preferred securities. The trust preferred securities have a fixed rate of interest until December 15, 2010 at 7.8575% and thereafter through maturity in 2035 the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The trust preferred securities require quarterly interest distributions and are redeemable at Opteum’s option, in whole or in part and without penalty, beginning December 15, 2010 and at any date thereafter. The notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

The trust is a variable interest entity pursuant to FIN No. 46, because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because Opteum’s investment in the trust’s common shares was financed directly by the trust as a result of its loan of the proceeds to Opteum, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46. Since Opteum’s common shares investment in BCTI is not a variable interest, Opteum is not the primary beneficiary of the trust. Therefore, Opteum has not consolidated the financial statements of BCTI into its financial statements.  Based on the aforementioned accounting guidance, the financial statements present the notes issued to the trust as a liability and the investment in the BCTI as an asset. For financial statement purposes, Opteum records interest expense on the corresponding notes issued to the BCTI on its statements of income.

NOTE 12. CAPITAL STOCK

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

Subject to the preferential rights of any other class or series of stock and to the provisions of the Company's charter , as amended, regarding the restrictions on transfer of stock, holders of shares of Class A Common Stock are entitled to receive dividends on such stock if, as and when authorized and declared by the Board of Directors.

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

Holders of shares of Class B Common Stock are entitled to receive dividends on each share of Class B Common Stock in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Prior to July 9, 2004, no dividends were declared on the shares of Class B Common Stock due to a provision which required that cumulative dividends paid on each share of Class A Common Stock be equal to or greater than the difference between the book value per share of Class A Common Stock at the time of issuance of such shares of Class A Common Stock and $15.00 per share, before dividends could be paid on the Class B Common Stock. As of July 9, 2004, the cumulative dividends paid on each share of Class A Common Stock met this requirement; therefore, as of July 9, 2004, the shares of Class B Common Stock became entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors.

Each share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class B Common Stock (or portion thereof to be converted) had occurred, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class B Common Stock to be converted into Class A Common Stock in any quarter shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; provided further, that such conversions shall continue to occur until all shares of Class B Common Stock have been converted into shares of Class A Common Stock; and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Opteum's Class A Common Stock. Opteum's Class A Common Stock has a book value per share of $10.33 at December 31, 2005.

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

Each share of Class C Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class C Common Stock had occurred and giving effect to the conversion of all of the shares of Class B Common Stock as of such date, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class C Common Stock to be converted into Class A Common Stock shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; and provided further, that such conversions shall continue to occur until all shares of Class C Common Stock have been converted into shares of Class A Common Stock and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class C Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Opteum's Class A Common Stock. Opteum's Class A Common Stock has a book value per share of $10.33 at December 31, 2005.

Initial Capitalization

The three initial independent directors of the Company's Board of Directors subscribed for a total of 7,500 shares of Class A Common Stock in October 2003 at par value, or a price of $0.001 per share. Compensation totaling $28 was recorded as a result of this issuance. See below for a description of additional Class A Common Stock issuances.

Of the 1,000,000 shares of Class B Common Stock authorized for issuance, 319,388 shares were issued to Opteum's initial officers, Jeffrey J. Zimmer and Robert E. Cauley, in October 2003 for a total price of $1,500. Of the 1,000,000 shares of Class C Common Stock authorized for issuance, 319,388 shares were subscribed to by Flagstone Securities, LLC in October 2003 at par value, or a price of $0.001 per share. Compensation totaling $1,181 was recorded as a result of this issuance.

Issuances of Common Stock

On December 11, 2003, Opteum began a private placement offering (the "Offering") of up to 10,000,000 shares of Class A Common Stock at a price to the investors of $15.00 per share. On December 19, 2003, Opteum completed a first closing, in which Opteum issued 4,004,602 shares and received proceeds of $56,598,732, which is net of placement agency fees and expenses totaling $3,350,297. On January 30, 2004, the Offering was closed, and Opteum issued an additional 5,837,055 shares and received proceeds of $82,864,346, which is net of placement agency fees and expenses totaling $4,691,479.

On February 17, 2004, Opteum issued a total of 158,343 shares of Class A Common Stock in a private offering and received proceeds of $2,248,471, which is net of placement agency fees and expenses totaling $126,674.

On September 21, 2004, Opteum issued a total of 5,000,000 shares of Class A Common Stock in an initial public offering and, on September 24, 2004 issued 750,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters. Proceeds of $75,881,557, which is net of underwriter fees and expenses totaling $7,481,136 were received by Opteum.

On December 16, 2004, Opteum issued a total of 4,000,000 shares of Class A Common Stock in a secondary public offering and, on December 17, 2004 issued 600,000 shares of Class A Common Stock pursuant to the exercise of an over allotment option by the underwriters. Proceeds of $66,679,375, which is net of underwriter fees and expenses totaling $4,620,625 were received by Opteum.

During 2004, Opteum issued a total of 11,415 shares of Class A Common Stock to its directors for the payment of director fees. The compensation charges for these issuances were recorded at the respective fair-values at the date of each issuance in accordance with SFAS No. 123. Total compensation charges related to these issuances was $174,386 for the year ended December 31, 2004.

During 2005, Opteum issued a total of 27,800 shares of Class A Common Stock to its directors for the payment of director fees. The compensation charges for these issuances were recorded at the respective fair-values at the date of each issuance in accordance with SFAS No. 123. Total compensation charges related to these issuances was $357,843 for the year ended December 31, 2005.

During 2005, Opteum issued 3,717,242 shares of its Class A Common Stock in connection with an acquisition (see Note 2). Also, a total of 14,667 shares of Class A Common Stock were issued in connection with Opteum’s stock-based compensation plans.

Dividends

On March 9, 2005, the Company's Board of Directors declared a $0.53 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 20,374,883 shares of Class A Common Stock, 516,961 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $11,241,953 was paid on April 8, 2005.

On May 31, 2005, the Company's Board of Directors declared a $0.40 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 20,385,936 shares of Class A Common Stock, 512,072 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $8,486,958 was paid on July 8, 2005.

On August 24, 2005, the Company's Board of Directors declared a $0.38 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 20,397,210 shares of Class A Common Stock, 504,675 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $8,064,084 was paid on October 7, 2005.

On November 30, 2005, the Company's Board of Directors declared a $0.14 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 23,819,222 shares of Class A Common Stock, 499,786 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $3,449,375 was paid on December 29, 2005.

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

Preferred Stock

General

The Company's Board of Directors has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized by the Board of Directors. Prior to issuance of shares of each class or series of preferred stock, the Board of Directors is required by the Company’s charter to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series.

Classified and Designated Shares

Pursuant to the Company’s supplementary amendment of its charter, effective November 3, 2005, and by resolutions adopted on September 29, 2005, the Company’s Board of Directors classified and designated 1,800,000 shares of the authorized but unissued preferred stock, $0.001 par value, as Class A Redeemable Preferred Stock and 2,000,000 shares of the authorized but unissued preferred stock as Class B Redeemable Preferred Stock.

Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock

The Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock rank equal to each other and shall have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms; provided, however that the redemption provisions of the Class A Redeemable Preferred Stock and the Class B Redeemable Preferred Stock differ. Each outstanding share of Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock shall have one-fifth of a vote on all matters submitted to a vote of stockholders (or such lesser fraction of a vote as would be required to comply with the rules and regulations of the NYSE relating to our right to issue securities without obtaining a stockholder vote). Holders of shares of preferred stock shall vote together with holders of shares of common stock as one class in all matters that would be subject to a vote of stockholders.

If the Class A Redeemable Preferred Stock has not been converted into Class A Common Stock on or before December 31, 2009, then a holder of Class A Redeemable Preferred Stock shall have the right to have his or her shares of Class A Redeemable Preferred stock redeemed in whole or in part at any time and from time to time, at a redemption price per share equal to $24.00 plus all dividends declared and unpaid on such shares to the date of such redemption, subject to certain limitations.

Shares of the Class B Redeemable Preferred Stock are not redeemable prior to the date that is five years from the date of the issuance of such shares (except in connection with a merger transaction, as defined in our amended charter). On or after the date that is five years from the date of issuance, a holder of Class B Redeemable Preferred Stock can redeem his or her shares of Class B Redeemable Preferred Stock in whole or in part at any time and from time to time at a redemption price per share equal to the average daily closing price for the Class A Common Stock on the NYSE for the ten trading day period ending on the trading day immediately preceding the date of issuance of such Class B Redeemable Preferred Stock, plus all dividends declared and unpaid on such Class B Redeemable Preferred Stock from the date of the original issuance of such stock to the date of such redemption.

Holders of shares of Opteum’s preferred stock cannot receive or accrue dividend payments prior to January 1, 2006. After January 1, 2006 and prior to March 31, 2006, holders of the preferred stock are entitled to receive dividends according to the formula described in the Company’s amended charter. On or after March 31, 2006, holders of shares of the preferred stock are entitled to receive dividends in the same amount and at the same times as dividends are paid on each share of Class A Common Stock if, as and when authorized and declared by our Board of Directors.

Conversion and Redemption of the Preferred Stock

Pursuant to Opteum’s amended charter, the shares of the Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock will convert into shares of shares of Class A Common Stock at such time as such conversion is approved by the requisite number of stockholders.

If there is a merger transaction without first converting the Class A Redeemable Preferred Stock into Class A Common Stock in accordance with the provisions of our amended charter, the Class A Redeemable Preferred Stock shall automatically be redeemed by Opteum at a redemption price per share in cash equal to $31.50 plus all declared and unpaid dividends.

Issuances of Class A Redeemable Preferred Stock

On November 3, 2005, pursuant to an acquisition (see Note 2), Opteum issued 1,223,208 shares of Class A Redeemable Preferred Stock (net of returned shares). No shares of the Class B Redeemable Preferred Stock have been issued as of December 31, 2005.

Liquidation Rights

As used herein, the term "Class A Redeemable Preferred Stock Per Share Preference Amount" shall mean $24.00, adjusted equitably for any stock splits, stock combinations, stock dividends or the like.

 In the event of any involuntary liquidation, dissolution or winding up of the Company, after payment or adequate provision for all known debts and liabilities, and subject to the preferential rights of the holders of any stock senior to Class A Redeemable Preferred Stock, liquidation proceeds shall be allocated to the holders of Class A Redeemable Preferred Stock or to holders of stock on parity with Class A Redeemable Preferred Stock.

 Whenever funds are insufficient to pay in full the applicable Class A Redeemable Preferred Stock Per Share Preference Amount, the available funds shall be allocated ratably among the holders of Class A Redeemable Preferred Stock and to holders of stock on parity with such stock.

Ownership Limitations

Opteum’s amended charter, subject to certain exceptions, contains certain restrictions on the number of shares of stock that a person may own. Opteum’s amended charter contains a stock ownership limit that prohibits any person from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of stock in excess of 9.8% of the total number or value of the outstanding shares of Opteum’s common stock, whichever is more restrictive, or Opteum’s stock in the aggregate. Opteum’s amended charter further prohibits (i) any person from beneficially or constructively owning shares of Opteum’s stock that would result in Opteum being "closely held" under Section 856(h) of the Code or otherwise cause Opteum to fail to qualify as a REIT, and (ii) any person from transferring shares of Opteum’s stock if such transfer would result in shares of Opteum’s stock being owned by fewer than 100 persons. Opteum’s board of directors, in its sole discretion, may exempt a person from the stock ownership limit. However, Opteum’s board of directors may not grant such an exemption to any person whose ownership, direct or indirect, of an excess of 9.8% of the number or value of the outstanding shares of Opteum’s stock (whichever is more restrictive) would result in Opteum being "closely held" within the meaning of Section 856(h) of the Code or otherwise would result in failing to qualify as a REIT. The person seeking an exemption must represent to the satisfaction of Opteum’s board of directors that it will not violate the aforementioned restriction. The person also must agree that any violation or attempted violation of any of the foregoing restrictions will result in the automatic transfer of the shares of stock causing such violation to the trust (as defined below). Opteum’s board of directors may require a ruling from the IRS or an opinion of counsel, in either case in form and substance satisfactory to Opteum’s board of directors in its sole discretion, to determine or ensure Opteum’s qualification as a REIT.

Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of Opteum’s stock that will or may violate any of the foregoing restrictions on transferability and ownership, or any person who would have owned shares of Opteum’s stock that resulted in a transfer of shares to the trust in the manner described below, will be required to give notice immediately to Opteum and provide Opteum with such other information as Opteum may request in order to determine the effect of such transfer on us.

If any transfer of shares of Opteum’s stock occurs which, if effective, would result in any person beneficially or constructively owning shares of Opteum’s stock in excess or in violation of the above transfer or ownership limitations, then that number of shares of Opteum’s stock the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole share) shall be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the prohibited owner shall not acquire any rights in such shares. Such automatic transfer shall be deemed to be effective as of the close of business on the business day prior to the date of such violative transfer. Shares of stock held in the trust shall be issued and outstanding shares of Opteum’s stock. The prohibited owner shall not benefit economically from ownership of any shares of stock held in the trust, shall have no rights to dividends and shall not possess any rights to vote or other rights attributable to the shares of stock held in the trust. The trustee of the trust shall have all voting rights and rights to dividends or other distributions with respect to shares of stock held in the trust, which rights shall be exercised for the exclusive benefit of the charitable beneficiary. Any dividend or other distribution paid prior to the discovery by Opteum that shares of stock have been transferred to the trustee shall be paid by the recipient of such dividend or distribution to the trustee upon demand, and any dividend or other distribution authorized but unpaid shall be paid when due to the trustee. Any dividend or distribution so paid to the trustee shall be held in trust for the charitable beneficiary. The prohibited owner shall have no voting rights with respect to shares of stock held in the trust and, subject to Maryland law, effective as of the date that such shares of stock have been transferred to the trust, the trustee shall have the authority (at the trustee's sole discretion) (i) to rescind as void any vote cast by a prohibited owner prior to the discovery by Opteum that such shares have been transferred to the trust, and (ii) to recast such vote in accordance with the desires of the trustee acting for the benefit of the charitable beneficiary. However, if Opteum has already taken irreversible corporate action, then the trustee shall not have the authority to rescind and recast such vote.

Within 20 days after receiving notice from Opteum that shares of Opteum’s stock have been transferred to the trust, the trustee shall sell the shares of stock held in the trust to a person, whose ownership of the shares will not violate any of the ownership limitations set forth in Opteum’s amended charter. Upon such sale, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner and to the charitable beneficiary as follows. The prohibited owner shall receive the lesser of (i) the price paid by the prohibited owner for the shares or, if the prohibited owner did not give value for the shares in connection with the event causing the shares to be held in the trust (e.g., a gift, devise or other such transaction), the market price, as defined in Opteum’s amended charter, of such shares on the day of the event causing the shares to be held in the trust and (ii) the price per share received by the trustee from the sale or other disposition of the shares held in the trust, in each case reduced by the costs incurred to enforce the ownership limits as to the shares in question. Any net sale proceeds in excess of the amount payable to the prohibited owner shall be paid immediately to the charitable beneficiary. If, prior to the discovery by Opteum that shares of Opteum’s stock have been transferred to the trust, such shares are sold by a prohibited owner, then (i) such shares shall be deemed to have been sold on behalf of the trust and (ii) to the extent that the prohibited owner received an amount for such shares that exceeds the amount that such prohibited owner was entitled to receive pursuant to the aforementioned requirement, such excess shall be paid to the trustee upon demand.

Pursuant to a letter dated November 2, 2006 from the Company to Mr. Norden, the Alyssa Blake Norden Trust of 1993, the Michael Jared Norden Trust of 1993 and the Amy Suzanne Trust of 1993, and based on representations from such persons, the Company increased the ownership limit for the foregoing stockholders to ensure that they would be able to acquire and own the shares of Company Class A Common Stock and Class A Preferred issued to them in connection with the Company's acquisition of OFS. The Company also agreed to monitor its outstanding share ownership, including the extent to which it repurchases its stock, and to use its best efforts to enable the foregoing stockholders to be able to acquire and own any additional Company shares issuable to them in connection with the Company's acquisition of OFS, as well as any Company shares issuable to Mr. Norden pursuant to any present or future employment or other compensation agreement between the Company and Mr. Norden, in each case, with respect to the Company's ownership limits.

In addition, shares of Opteum’s stock held in the trust shall be deemed to have been offered for sale to us, or Opteum’s designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the trust (or, in the case of a devise or gift, the market price at the time of such devise or gift) and (ii) the market price on the date Opteum, or Opteum’s designee, accept such offer. Opteum shall have the right to accept such offer until the trustee has sold the shares of stock held in the trust. Upon such a sale to us, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner.

All certificates representing shares of Opteum’s common stock and preferred stock, if issued, will bear a legend referring to the restrictions described above.

Every record holder of 0.5% or more (or such other percentage as required by the Internal Revenue Code and the related Treasury regulations) of all classes or series of Opteum’s stock, including shares of Opteum’s common stock on any dividend record date during each taxable year, within 30 days after the end of the taxable year, shall be required to give written notice to Opteum stating the name and address of such record holder, the number of shares of each class and series of Opteum’s stock which the record holder beneficially owns and a description of the manner in which such shares are held. Each such record holder shall provide to Opteum such additional information as Opteum may request in order to determine the effect, if any, of such beneficial ownership on Opteum’s qualification as a REIT and to ensure compliance with the stock ownership limits. In addition, each record holder shall upon demand be required to provide to Opteum such information as Opteum may reasonably request in order to determine Opteum’s qualification as a REIT and to comply with the requirements of any taxing authority or governmental authority or to determine such compliance. Opteum may request such information after every sale, disposition or transfer of Opteum’s common stock prior to the date a registration statement for such stock becomes effective.

These ownership limits could delay, defer or prevent a change in control or other transaction of Opteum that might involve a premium price for the Class A Common Stock or otherwise be in the best interest of the stockholders.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

Transactions with Stockholders

During the period from September 24, 2003 (date of inception) through December 19, 2003, Opteum's start-up activities were being fully paid for and supported by Opteum's President and Chief Executive Officer, Jeffrey J. Zimmer. Mr. Zimmer was also a Class B stockholder during this period of time. On December 19, 2003, at the initial closing of the Offering, Opteum reimbursed the CEO $247,980 for these costs, which were recorded primarily as property and equipment and operating expenses.

The entire issuance of Class C Common Stock was purchased by Flagstone Securities, LLC. Flagstone was the placement agent for Opteum's Class A Common Stock private placement offerings, and pursuant to the terms of the offerings, received fees for its services. Through December 31, 2003, Flagstone had received $2,943,042 in fees from the Offering, and Flagstone received an additional $4,747,517 from the proceeds of the Offerings that closed in January and February 2004. Flagstone was the lead underwriter for Opteum's Class A Common Stock initial public offering and pursuant to the terms of the offering, received fees of $5,836,250 in connection with the sale of Class A Common Stock in the initial public offering, including shares issued in the exercise of the underwriters' over allotment option. Flagstone was also the lead underwriter for Opteum's additional Class A Common Stock public offering and pursuant to the terms of the offering, received fees of $4,278,000 in connection with the sale of Class A Common Stock in the secondary public offering, including shares issued in the exercise of the underwriters' over allotment option. During 2005 Flagstone received fees of $15,000 in connection with the acquisition of OFS.

Employment Agreements

Opteum entered into employment agreements with Opteum's initial officers, Jeffrey J. Zimmer and Robert E. Cauley, in 2003. The employment agreements provide for Mr. Zimmer to serve as President and Chief Executive Officer and Mr. Cauley to serve as Chief Investment Officer and Chief Financial Officer. Messrs. Zimmer and Cauley's employment agreements were amended and restated in 2004. The amended and restated agreements extend the term of the agreements to April 2007 and provide that on September 16, 2004, when the registration statement for Opteum's Class A Common Shares became effective that Mr. Zimmer's annual base salary increased to $400,000 and Mr. Cauley's annual base salary increased to $267,500.

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

Each of Messrs. Zimmer and Cauley is bound by a non-competition covenant for so long as he is an officer of Opteum and for a one-year period thereafter, unless his employment is terminated by Opteum without "cause" or by him with "good reason" (in each case, as defined in his employment agreement) or by him for any reason after a "change in control" (as defined in his employment agreement) of the Company, in which case his covenant not to compete will lapse on the date of his termination.

OFS has an employment agreement with Peter Norden to serve as Chief Executive Officer and President of OFS and Senior Executive Vice President of Opteum. The employment agreement requires Mr. Norden to devote substantially full-time attention and time to OFS’s and Opteum’s affairs, but also permit him to devote time to his outside business interests. The employment agreement terminates in September 2008; provided, however, that the term shall automatically be extended for one-year periods unless, not later than three months prior to the termination of the existing term, either party provides written notice to the other party of its intent not to further extend the term. The employment agreement provide for an annual base salary of $750,000 and an annual non-discretionary bonus of $750,000 payable in four equal installments.

Upon the termination of Mr. Norden’s employment either by OFS for “cause” or by the executive officer without “good reason” during the term of his employment agreement, Mr. Norden will be entitled to receive his base salary and bonus accrued through the date of termination of his employment.

Upon the termination of an executive officer’s employment either by the OFS without cause or by the executive officer for good reason, Mr. Norden will be entitled under his employment agreement to the following severance payments and benefits, subject to his execution and non-revocation of a general release of claims:

▪	lump-sum cash payment equal to 250% of the sum of his then-current annual base salary plus non-discretionary bonus;

▪
health benefits for three years following the termination of employment at no cost to the Mr. Norden, subject to reduction to the extent that the Mr. Norden receives comparable benefits from a subsequent employer; and

▪	outplacement services at the Company’s expense.

The employment agreement also contain confidentiality provisions that apply indefinitely and non-compete provisions that include covenants not to: (i) conduct, directly or indirectly, any business involving mortgage REITs without the consent of Opteum’s Chief Executive Officer, whether such business is conducted by him individually or as principal, partner, officer, director, consultant, employee, stockholder or manager of any person, partnership, corporation, limited liability company or any other entity; or (ii) own interests in any entity that is competitive, directly or indirectly, with any business carried on by OFS or its successors, subsidiaries and affiliates, with some exceptions.

Mr. Norden is bound by his non-competition covenant for so long as he is an officer of the OFS and for a two-year period thereafter, unless his employment is terminated by OFS without cause or by him with good reason (in each case, as defined in his employment agreement), in which case his covenant not to compete will lapse on the date of his termination.

Other

In January 2005, the four independent directors received a total of 5,968 shares of Class A Common Stock, valued at $92,027, as compensation for their activities as directors. In April 2005, the four independent directors received a total of 6,164 shares of Class A Common Stock, valued at $84,015, as compensation for their activities as directors. In July 2005, the four independent directors received a total of 5,967 shares of Class A Common Stock, valued at $84,015, as compensation for their activities as directors. In October 2005, the four independent directors received a total of 8,481 shares of Class A Common Stock, valued at $85,488, as compensation for their activities as directors. In November 2005, a new independent director was added to the Board of Directors and was issued 1,220 shares of Class A Common Stock, valued at $ 12,298, as compensation for his activities as a director.

One of the Company's directors, Mr. Buford Ortale, was previously a Managing Director in the Investment Banking Group at Avondale Partners, LLC ("Avondale"), one of the placement agents for Opteum's Offering that was completed in January 2004. Mr. Ortale has a continuing affiliation with Avondale pursuant to which he receives compensation from investment banking fees earned by Avondale on transactions referred to Avondale by Mr. Ortale. Mr. Ortale has been paid $360,000 from Avondale for referring Opteum to Avondale.

OFS has a subordinated promissory agreement with Opteum for borrowings in the amount of $65.0 million at December 31, 2005. The note bears an annual interest rate of 11%. This promissory agreement matures on November 1, 2015. Interest accrued at December 31, 2005 was $1,116,575. These amounts are eliminated during the process of preparing consolidated financial statements for the Company. A portion of these loan proceeds were used to repay $18.3 million of debt to the former OFS owners immediately after the closing of the merger transaction.

NOTE 14. STOCK INCENTIVE PLAN

On December 1, 2003, Opteum adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Opteum with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan. An initial grant of 313,600 phantom shares was made in June 2004.

During the year ended December 31, 2005, Opteum granted 204,861 phantom shares to employees. Each phantom share represents a right to receive a share of Opteum’s Class A Common Stock. Dividend equivalent rights were also granted on 203,361 of these phantom shares; the remaining 1,500 phantom shares are not entitled to receive dividend equivalent rights until they vest.

Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all awards is $7,822,313 and the grant date value of awards granted in 2005 is $3,118,313. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through November 15, 2008.

As of December 31, 2005, a total of 518,461 phantom stock awards have been granted since the inception of the 2003 Plan, however 2,090 shares were forfeited during 2005 due to the termination of the grantee’s employment. Of the remaining shares, 172,727 shares have fully vested and 343,644 shares remain unvested.  The future compensation charge that was eliminated by the forfeiture totaled $31,852. No phantom share awards have expired. Of the vested shares, 15,085 were distributed to grantees during the year ended December 31, 2005. As of December 31, 2005, 501,286 phantom shares were outstanding.  Total compensation cost recognized for the year ended December 31, 2005 and 2004 was $2,130,132 and $745,756 respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

NOTE 15.  SAVINGS INCENTIVE PLAN

Opteum’s employees have the option to participate in the Bimini Mortgage Management Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Opteum’s sole discretion, Opteum can match the employees’ contributions. For the period ended December 31, 2005, Opteum made 401(k) matching contributions of $40,547.

OFS’s employees have the option to participate in The Company Savings and Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at the OFS’s sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the Plan. For the period November 3, 2005 (date of merger) through December 31, 2005, OFS made 401(k) matching contributions of $40,956.

NOTE 16. OPERATING LEASES

Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through December 2012. All such leases are accounted for as operating leases.

Obligations under non-cancelable operating leases which have an initial term of more than a year are as follows:

2006	$5,422,465
2007	5,020,108
2008	3,655,990
2009	1,751,847
2010	1,046,334
Thereafter	695,561

$17,592,305

Rental expense for the year ended December 31, 2005 was $931,640, $52,458 for the year ended December 31, 2004 and $12,264 for the period ended December 31, 2003.

NOTE 17. COMMITMENTS AND CONTINGENCIES

Loans Sold to Investors. Generally, OFS is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, OFS provides certain representations and warranties during the sale of mortgage loans which obligate it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans are secured by the related real estate properties, and can usually be sold directly to other permanent investors. There can be no assurance, however, that OFS will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

OFS recognizes a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. The liability is recorded as a reduction of the gain on sale of mortgage loans and included as part of other liabilities in the accompanying financial statements.

Changes in the liability during 2005:

Balance—Beginning of year	$2,291,944
Provision	306,259
Charge-Offs	(560,223)

Balance—End of year	$2,037,980

Loan Funding and Delivery Commitments. At December 31, 2005, OFS has commitments to fund loans approximating $ 368,458,000. OFS hedges the interest rate risk of such commitments primarily with mandatory delivery commitments. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs. OFS does not anticipate any material losses from such sales.

Net Worth Requirements. OFS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. At December 31, 2005, the highest minimum net worth requirement applicable to OFS was approximately $1,740,000.

Outstanding Litigation. OFS is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, OFS does not anticipate that any such liability will have a material effect on OFS’s consolidated financial position or results of operations.

NOTE 18. SEGMENTS

Opteum follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in two reportable segments: as a REIT, and as an originator of mortgage loans.

Certain of our operations qualify as a REIT, under applicable provisions of the Code. The REIT activities primarily involve Opteum investing in residential mortgage-related securities. As a REIT, these activities are not subject to federal income tax on our net taxable income as long as the earnings from REIT activities are distributed to the stockholders.

On November 3, 2005, Opteum acquired OFS. OFS is a mortgage lender that originates loans. It offers retail and wholesale products including fixed- and adjustable-rate mortgages, 100% financing, interest-only products and home loans for the credit challenged. Opteum has 34 offices and lending in 44 states. Goodwill associated with OFS was $2.1 million at December 31, 2005.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its REIT segment and mortgage origination business segment results based on net income. Each of the business segments’ net income or loss includes direct costs incurred at each segment’s operating level, plus a minimal amount of allocated corporate-level expenses.

The following table shows year 2005 summarized financial information concerning the Company’s reportable segments.

(Amounts in thousands)	REIT	OFS (1)	TOTAL

Net interest income	$35,885	$1,097	$36,982
Other revenues, net	1,993	2,318	4,311
Inter-segment interest income	-	-	-
Income (loss) before income taxes	30,914	(10,851)	20,063
Other interest expense	-	1,093	1,093
Depreciation and amortization	347	495	842
Income tax expense (benefit)	-	(4,220)	(4,220)
Total assets	3,666,257	1,138,844	4,805,101
Capital expenditures	3,803	869	4,672

(1) Figures reflect the elimination of inter-company transactions between Opteum and OFS.

The following information is needed to reconcile the segment amounts to the total information, which agrees to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, loans receivable totaling $65.0 million, and the related interest income and accrued interest, which are recorded on Opteum’s segment financial statements, are eliminated against corresponding liabilities and expenses recorded on OFS’s segment financial statements. The interest income related to these loans is reported above as inter-segment interest income. There were no inter-segment gross revenues during the period ended December 31, 2005, except for this interest, and therefore all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the REIT activities, approximately 97.3% of the interest income was derived from MBS issued by U.S. Government agencies.

For the year ended December 31, 2004, and for the Company’s initial period ended December 31, 2003, the Company’s sole activities were as a REIT. Therefore segment disclosures are the same as reported in the accompanying consolidated financial statements for those periods.

NOTE 19. INCOME TAXES

Year 2004 and 2003

Opteum recorded a deferred tax asset generated by the net operating loss for its initial period of operation from September 24, 2003 (date of inception) to December 31, 2003. This net operating loss was offset by a full valuation allowance, as management believed, pursuant to the REIT qualification of Opteum, that it was not likely that the loss would be utilized in the future to offset taxes payable. There is no tax provision included for the year ended December 31, 2004, as Opteum had satisfied the REIT taxation requirements for 2004. The net operating loss carryover from 2003 was fully applied against taxable net income in 2004 and 2005 and is now zero at December 31, 2005

Year 2005

As more fully described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. At the date of acquisition, OFS recorded net a deferred tax liability of approximately $22.6 million related to the difference in the carrying amount and the tax basis of the originated mortgage servicing rights at the date of the business combination, among other items. The tax impacts of OFS are included in the schedules below for its operating activities from November 3, 2005 through December 31, 2005.

Income taxes were as follows for the year ended December 31, 2005 (amounts in thousands):

Deferred income tax benefit:
Federal	$3,797
State	423

Total income tax benefit	$4,220

The effective income taxes (benefit) for the year ended December 31, 2005 differ from the amount determined by applying the statutory federal rate of 35% to income before income tax as follows (amounts in thousands):

Net income, if taxed at the federal tax rate	$6,994
Exclusion of REIT taxable income	(10,792)
Permanent tax differences	1
State tax benefit, net of federal tax effect	(423)

Total income tax benefit	$(4,220)

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities for the year ended December 31, 2005 are as follows (amounts in thousands):

Deferred tax assets:
Federal tax loss carryforward	$2,322
State tax loss carryforward	423
Mark-to-market adjustments	1,158
Total gross deferred tax assets	$3,903

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	18,436
Loan origination amounts	2,138
Intangible assets	1,690
Total gross deferred tax liabilities	$22,264

Net deferred tax liabilities	$18,361

Management believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. As of December 31, 2005, the TRS had an estimated federal tax net operating loss carryforward of $7.1 million, which expires in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable net income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income from REIT activities as computed in accordance with generally accepted accounting principles. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable net income and Opteum’s financial statement net income from REIT activities can be substantial, and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently from REIT activities include restricted stock awards, depreciation of property and equipment, and the accounting for debt issuance costs.

For the year 2005, Opteum's taxable net income was $2.1 million greater than Opteum's financial statement net income from REIT activities. The most significant portion of this amount, $2.0 million, is attributable to the phantom stock awards, and the future deduction of this amount against taxable net income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement deduction already taken by Opteum).

For the year 2004, Opteum's taxable net income was $0.8 million greater than Opteum's financial statement net income from REIT activities. Of this amount, $0.7 million is attributable to the phantom stock awards. Since inception through December 31, 2005, Opteum's taxable net income, as reported on its tax returns, is $3.0 million greater than Opteum's financial statement net income from REIT activities as reported in its financial statements.

NOTE 20. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2005 (amounts in thousands, except per share data).

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Interest income	$31,070	$36,749	$43,574	$49,248
Interest expense	(19,842)	(26,453)	(33,509)	(43,854)
Net interest income	11,228	10,296	10,065	5,394
Net gain on sales of mortgage-backed securities	1,982	-	11	-
Direct operating expenses	590	284	299	109
General and administrative expenses	1,713	1,793	1,902	14,828
Net income	$10,907	$$8,219	$7,875	$(2,718)
Net income per Class A Common Share—Basic and Diluted	$0.52	$0.39	$0.37	$(0.12)
Net income per Class B Common Share—Basic and Diluted	$0.51	$0.39	$0.37	$(0.11)
Weighted average number of Class A common shares outstanding—Basic and Diluted	20,796	20,897	20,901	23,073
Weighted average number of Class B common shares outstanding—Basic and Diluted	319	319	319	319

The following is a presentation of the quarterly results of operations for the year ended December 31, 2004 (amounts in thousands, except per share data).

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Interest income	$7,194	$10,959	$11,017	$20,463
Interest expense	2,736	4,344	4,253	10,824
Net interest income	4,458	6,615	6,764	9,639
Net gain on sales of mortgage-backed securities	—	—	122	(26)
Direct operating expenses	226	280	328	374
General and administrative expenses	288	768	812	1,638
Net income	$3,944	$5,567	$5,746	$7,601
Net income per Class A Common Share—Basic and Diluted	$0.49	$0.56	$0.51	$0.44
Net income per Class B Common Share—Basic and Diluted	N/A	N/A	0.53	0.46
Weighted average number of Class A common shares outstanding—Basic and Diluted	8,001	10,012	10,867	16,825
Weighted average number of Class B common shares outstanding—Basic and Diluted	—	—	319	319

I
TEM 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 9A. Controls And Procedures

See Management’s Report on Internal Control on page 69.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the Company's proxy statement, relating to its 2006 annual meeting of stockholders to be held on April 6, 2006 (the "Proxy Statement"), to be filed with the Commission within 120 days after December 31, 2005.

The information regarding the Company's executive officers required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the Commission within 120 days after December 31, 2005.

The information regarding compliance with Section 16(a) of the 1934 Act required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the Commission within 120 days after December 31, 2005.

The information regarding a code of ethics required by Item 10 is incorporated herein by reference to the Proxy Statement.

ITEM 11. Executive Compensation

The information regarding executive compensation required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the Commission within 120 days after December 31, 2005.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans required by Item 12 are incorporated herein by reference to the Proxy Statement to be filed with the Commission within 120 days after December 31, 2005.

ITEM 13. Certain Relationships And Related Transactions

The information regarding certain relationships and related transactions required by Item 13 are incorporated herein by reference to the Proxy Statement to be filed with the Commission within 120 days after December 31, 2005.

ITEM 14. Principal Accounting Fees And Services

The information regarding principal accounting fees and services required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the Commission within 120 days after December 31, 2005.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1. Financial Statements. The consolidated financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth on pages 70 through 113 of this Form 10-K and are incorporated herein by reference.

2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements and/or in the notes to financial statements filed in response to Item 8 hereof.

3. Exhibits

*2.1	Agreement of Plan of Merger
*3.1	Articles of Amendment and Restatement
*3.2	Articles Supplementary
*3.3	Articles of Amendment
*3.4	Amended and Restated Bylaws
*10.2	2003 Long-Term Incentive Compensation Plan
*10.3	Employment Agreement dated April 12, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer
*10.4	Employment Agreement dated April 12, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley
**10.5	Employment Agreement dated September 29, 2005 between Opteum Financial Services, LLC and Peter R. Norden
*10.6
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates.

*10.7	Agency Agreement, dated November 20, 2003 by and among AVM, L.P. and Bimini Mortgage Management, Inc.
*10.8	2004 Performance Bonus Plan
*10.9	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer
*10.10	Phantom Share Award Agreement dated August 13, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley
*10.12
Voting Agreement, dated November 3, 2005, between certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC

**21.1	List of subsidiaries
**23.1	Consent of Ernst & Young LLP.
**31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEUM INC.

Date: March 10, 2006	By:	/s/ Robert E. Cauley Robert E. Cauley Chief Financial Officer and Secretary

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Opteum Inc. hereby severally constitute Jeffrey J. Zimmer and Robert E. Cauley, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable Opteum Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2006	By:	/s/ Jeffrey J. Zimmer Jeffrey J. Zimmer Chairman of the Board, Chief Executive Officer and President

Date: March 10, 2006	By:	/s/ Robert E. Cauley Robert E. Cauley Director, Chief Financial Officer, Chief Investment Office and Secretary

Date: March 10, 2006	By:	/s/ Peter R. Norden Peter R. Norden Director and Senior Executive Vice President

Date: March 2, 2006	By:	/s/ Kevin L. Bespolka Kevin L. Bespolka Director

Date: March 2, 2006	By:	/s/ Maureen A. Hendricks Maureen A. Hendricks Director

Date: March 1, 2006	By:	/s/ Christopher Mortenson W. Christopher Mortenson Director

Date: March 1, 2006	By:	/s/ Buford H. Ortale Buford H. Ortale Director

Date: March 10, 2006	By:	/s/ Jason Kaplan Jason Kaplan Director