Form 10-K/A
period 2005-12-31
Opteum Inc.
filed 2006-03-10
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
			September 24, 2003
	Year Ended December 31,		(inception) through
	2005	2004	December 31, 2003

Interest income, net of amortization of premium and discount	$160,640,830	$49,633,548	$71,480
Interest expense	(123,658,728)	(22,634,919)	(20,086)

NET INTEREST INCOME	36,982,102	26,998,629	51,394

OTHER INCOME	824,894	-	-

Servicing fee income	3,922,654	-	-
Amortization of mortgage servicing rights	(2,429,759)	-	-
NET SERVICING INCOME	1,492,895	-	-

GAINS ON SALES OF MORTGAGE-BACKED SECURITIES	1,993,457	95,547	-

TOTAL NET REVENUES	41,293,348	27,094,176	51,394

DIRECT OPERATING EXPENSES	994,784	730,903	45,482

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	10,986,059	2,497,600	35,964
Directors' fees	357,843	174,384	-
Directors' liability insurance	283,134	176,265	-
Audit, legal and other professional fees	1,136,204	329,514	85,340
Other interest expense	1,093,054	-	-
Occupancy and related expenses	1,038,401	62,232	13,675
Other administrative expenses	5,341,198	266,368	138,100

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	20,235,893	3,506,363	273,079

INCOME (LOSS) BEFORE INCOME TAXES	20,062,671	22,856,910	(267,167)

INCOME TAX BENEFIT	4,220,000	-	-

NET INCOME (LOSS)	$24,282,671	$22,856,910	$(267,167)

BASIC AND DILUTED NET INCOME (LOSS)
PER CLASS A COMMON SHARE	$1.12	$1.97	$(0.54)

BASIC AND DILUTED NET INCOME PER CLASS B COMMON SHARE	$1.16	$2.05	$-

WEIGHTED AVERAGE NUMBER OF CLASS A COMMON SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	21,421,501	11,452,258	497,859

WEIGHTED AVERAGE NUMBER OF CLASS B COMMON SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS	319,388	159,694	-

CASH DIVIDENDS DECLARED PER:
CLASS A COMMON SHARE	$1.45	$1.97	$-

CLASS B COMMON SHARE	$1.45	$1.06	$-

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock, Amounts at par value			Class A Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Initial capitalization as of
September 24, 2003, sale of Class B common shares	$ -	$ 319	$ -	$ -	$ -	$ 1,181	$ -	$ -	$ 1,500
Sale of Class A common shares	7	-	-	-	-	28	-	-	35
Sale of Class C common shares	-	-	319	-	-	1,181	-	-	1,500
Issuance of Class A shares pursuant to a private offering	4,005	-	-	-	-	56,594,727	-	-	56,598,732
Net loss	-	-	-	-	-	-	-	(267,167)	(267,167)
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(19,409)	-	(19,409)
Comprehensive loss	-	-	-	-	-	-	-	-	(286,576)

Balances, December 31, 2003	4,012	319	319	-	-	56,597,117	(19,409)	(267,167)	56,315,191

Issuance of Class A common shares as board compensation	12	-	-	-	-	174,374	-	-	174,386
Sale of Class A common shares in January 2004	5,837	-	-	-	-	82,858,509	-	-	82,864,346
Sale of Class A common shares in February 2004	158	-	-	-	-	2,248,313	-	-	2,248,471
Cash dividends declared	-	-	-	-	-	-	-	(23,667,303)	(23,667,303)
Sale of Class A common shares in September 2004	5,750	-	-	-	-	75,875,807	-	-	75,881,557
Amortization of equity plan compensation	-	-	-	-	-	745,756	-	-	745,756
Reclassify net realized gain on security sales	-	-	-	-	-	-	(95,547)	-	(95,547)
Sale of Class A common shares
in December 2004	4,600	-	-	-	-	66,674,775	-	-	66,679,375
Net income	-	-	-	-	-	-	-	22,856,910	22,856,910
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(1,040,815)	-	(1,040,815)
Comprehensive income	-	-	-	-	-	-	-	-	21,816,095

Balances, December 31, 2004	20,369	319	319	-	-	285,174,651	(1,155,771)	(1,077,560)	282,962,327

Issuance of Class A common shares for board compensation and equity plan share exercises	43	-	-	-	-	357,800	-	-	357,843
Treasury stock purchases		-	-	-	(5,236,354)	-	-	-	(5,236,354)
Issuance of stock for an acquisition	3,717	-	-	1,223	-	54,716,654	-	-	54,721,594
Cash dividends declared								(31,242,371)	(31,242,371)
Amortization of equity plan compensation	-	-	-	-	-	2,130,132	-	-	2,130,132
Stock issuance costs	-	-	-	-	-	(148,895)	-	-	(148,895)
Reclassify net realized gain on security sales	-	-	-	-	-	-	(1,993,457)	-	(1,993,457)
Net income	-	-	-	-	-	-	-	24,282,671	24,282,671
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(73,345,150)	-	(73,345,150)
Comprehensive loss	-	-	-	-	-	-	-	-	(49,062,479)

Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$(8,037,260)	$ 252,488,340

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

The following table summarizes OFS’s residual interests in securitizations as of December 31, 2005:

Series	Issue Date	December 31, 2005

HMAC 2004-1	March 4, 2004	$5,096,056
HMAC 2004-2	May 10, 2004	3,240,431
HMAC 2004-3	June 30, 2004	1,055,651
HMAC 2004-4	August 16, 2004	3,749,261
HMAC 2004-5	September 28, 2004	6,177,669
HMAC 2004-6	November 17, 2004	14,321,046
OpteMac 2005-1	January 31, 2005	14,720,910
OpteMac 2005-2	April 5, 2005	11,301,619
OpteMac 2005-3	June 17, 2005	14,656,477
OpteMac 2005-4	August 25, 2005	12,551,775
OpteMac 2005-5	November 23, 2005	11,139,697

Total		$98,010,592

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

	Notional Amounts	Carrying Amount	Estimated Fair Value
December 31, 2005
Assets:
Mortgage loans held for sale	$-	$884,751,317	$886,334,438
Mortgage servicing rights	-	86,081,594	94,968,119

Commitments and contingencies:
Mortgage loans held for sale related asset (liability) positions:
Interest Rate Lock Commitments	$368,457,709	$1,684,606	$1,684,606
Interest Rate SWAP Agreements	727,900,000	(1,678,327)	(1,678,327)
Forward delivery commitments	144,059,873	113,986	113,986

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

As more fully described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. At the date of acquisition, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference in the carrying amount and the tax basis of the originated mortgage servicing rights at the date of the business combination, among other items. The tax impacts of OFS are included in the schedules below for its operating activities from November 3, 2005 through December 31, 2005.

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