Form 10-Q
period 2006-03-31
Opteum Inc.
filed 2006-05-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 1-32171

Opteum Inc.
(Exact name of registrant as specified in its charter)

Maryland	72-1571637
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3305 Flamingo Drive, Vero Beach, Florida 32963
(Address of principal executive offices) (Zip Code)

(772) 231-1400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of May 5, 2006, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,318,586; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

OPTEUM INC.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
ASSETS	2006	2005

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,528,646,943	$3,493,490,046
Unpledged, at fair value	9,907,267	539,313

TOTAL MORTGAGE BACKED SECURITIES	3,538,554,210	3,494,029,359

Cash and cash equivalents	90,872,039	130,510,948
Restricted cash	-	2,310,000
Mortgage loans held for sale, net	721,593,366	894,237,630
Retained interests, trading	105,196,205	98,010,592
Securities held for sale	1,847,248	2,782,548
Mortgage servicing rights, net	93,337,355	86,081,594
Receivables, net	6,656,880	24,512,118
Principal payments receivable	15,624,670	21,497,365
Accrued interest receivable	16,441,403	15,740,475
Property and equipment, net	17,038,985	16,067,170
Prepaid and other assets	18,882,146	19,321,766
	$4,626,044,507	$4,805,101,565
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,413,954,826	$3,337,598,362
Warehouse lines of credit and drafts payable	697,860,930	873,741,429
Other secured borrowings	105,452,119	104,886,339
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	34,639,214	30,232,719
Unsettled security purchases	1,709,728	58,278,701
Dividends payable	2,645,853	-
Deferred tax liability	16,243,642	18,360,679
Accounts payable, accrued expenses and other	18,850,263	26,417,996

TOTAL LIABILITIES	4,394,453,575	4,552,613,225

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; shares issued and outstanding at March 31, 2006 and December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable	1,223	1,223
Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,172,598 shares issued and 23,083,498 shares outstanding at March 31, 2006, and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005	24,173	24,129
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Additional paid-in capital	342,759,382	342,230,342
Accumulated other comprehensive loss	(88,309,476)	(76,494,378)
Accumulated deficit	(13,148,327)	(8,037,260)
Treasury Stock; Class A common stock, at cost; 1,089,100 shares at March 31, 2006 and 561,800 shares at December 31, 2005	(9,736,681)	(5,236,354)

STOCKHOLDERS' EQUITY, NET	231,590,932	252,488,340
	$4,626,044,507	$4,805,101,565
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Interest income, net of amortization of premium and discount	$60,690,122	$31,069,934
Interest expense	(56,206,771)	(19,841,710)

NET INTEREST INCOME:	4,483,351	11,228,224

NON-INTEREST INCOME:
GAIN OF SALE OF MORTGAGE LOANS	7,076,658	-
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	1,982,382

Servicing fee income	6,299,224	-
Fair Value adjustments to mortgage servicing rights	(8,062,481)	-
NET SERVICING (LOSS)	(1,763,257)	-

OTHER NON-INTEREST INCOME	1,748,142	-
TOTAL NON-INTEREST INCOME	7,061,543	1,982,382

TOTAL NET REVENUE	11,544,894	13,210,606

DIRECT OPERATING EXPENSES	319,250	589,973
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	8,023,814	1,205,333
Directors' fees and liability insurance	209,896	156,450
Audit, legal and other professional fees	1,202,147	198,005
Other interest expense	1,731,785	-
Other administrative expenses	8,938,478	153,006
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	20,106,120	1,712,794

(LOSS) INCOME BEFORE INCOME TAXES	(8,880,476)	10,907,839

INCOME TAX BENEFIT	(3,793,344)	-
NET (LOSS) INCOME	$(5,087,132)	$10,907,839
BASIC AND DILUTED NET (LOSS) INCOME:
PER CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
PER CLASS A COMMON SHARE	$(0.21)	$0.52
PER CLASS B COMMON SHARE	$(0.21)	$0.51

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A REDEEMABLE PREFERRED SHARES	1,223,208	N/A
CLASS A COMMON SHARES	23,436,534	20,795,612
CLASS B COMMON SHARES	319,388	319,388
CASH DIVIDENDS DECLARED PER:
CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
CLASS A COMMON SHARE	$0.11	$0.53
CLASS B COMMON SHARE	$0.11	$0.53
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Three Months Ended March 31, 2006

	Common Stock, Amounts at par value			Class A Redeemable Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$(8,037,260)	$ 252,488,340

Fair value adjustment upon adoption of SFAS No. 156 (see Note 5)	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A common shares for board compensation and plan phantom share exercises, net	44	-	-	-	-	98,105	-	-	98,149
Treasury stock purchases	-	-	-	-	(4,500,327)	-	-	-	(4,500,327)
Cash dividends declared	-	-	-	-	-	-	-	(2,645,853)	(2,645,853)
Phantom shares vested and amortization of equity plan compensation, net	-	-	-	-	-	559,318	-	-	559,318
Stock issuance costs	-	-	-	-	-	(128,383)	-	-	(128,383)
Net loss	-	-	-	-	-	-	-	(5,087,132))	(5,087,132)
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(11,815,098)	-	(11,815,098)
Comprehensive loss	-	-	-	-	-	-	-	-	(16,902,230)

Balances, March 31, 2006	$ 24,173	$ 319	$ 319	$ 1,223	$(9,736,681)	$ 342,759,382	$(88,309,476)	$(13,148,327)	$ 231,590,932

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,087,132)	$10,907,839
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of mortgage loans held for sale	(7,076,658)	-
Amortization of premium and discount on mortgage backed securities	3,080,393	8,097,698
Retained interest, trading	(7,185,613)	-
Securities held for sale	935,300	-
Mortgage servicing rights, net	(4,633,843)	-
Deferred tax liability	(2,117,037)	-
Gains on sales of mortgage backed securities	-	(1,982,382)
Stock compensation	808,614	554,784
Depreciation and amortization	1,027,644	11,974
Changes in operating assets and liabilities:
Mortgage loans held for sale	179,720,922	-
Receivables, net	17,855,238	-
Accrued interest receivable	(700,928)	(2,304,010)
Prepaids and other assets	282,625	(5,041,862)
Accrued interest payable	4,406,495	6,945,692
Accounts payable, accrued expenses and other	2,682,549	(27,280)
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,998,569	17,162,453

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(432,101,377)	(827,611,830)
Sales	-	172,040,665
Principal repayments	321,984,757	233,893,795
Purchases of property and equipment	(1,842,465)	(92,180)
NET CASH USED IN INVESTING ACTIVITIES	(111,959,085)	(421,769,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,310,000	(20,928,000)
Net borrowings under repurchase agreements	76,356,464	410,492,399
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(185,565,000)	-
Stock issuance and other costs	(279,530)	(43,930)
Purchases of treasury stock	(4,500,327)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(111,678,393)	389,520,469

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,638,909)	(15,086,628)

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	128,942,436

CASH AND CASH EQUIVALENTS, End of the period	$90,872,039	$113,855,608

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	(Unaudited)
	Three Months Ended March 31,
	2006	2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$51,800,276	$12,896,018

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$2,645,853	$11,241,953
Unsettled security purchases	$1,709,728	$-
See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Opteum Inc. (“Opteum”) was incorporated in Maryland on September 24, 2003, and commenced its planned business activities on December 19, 2003, the date of the initial closing of a private issuance of its common stock.

On February 6, 2006, Opteum announced that its Board of Directors voted unanimously to change its name from Bimini Mortgage Management, Inc. to Opteum Inc. On February 10, 2006, the corporate name change was effective and its New York Stock Exchange, ticker symbol was changed from “BMM” to “OPX.” The corporate name change leverages the brand identity of Opteum Financial Services, LLC (our taxable REIT subsidiary - see Note 2), and further enhances the integration of Opteum and the associates of Opteum Financial Services, LLC. One company and one national brand now represent a unified image to investors, customers and associates.

Opteum was formed to invest primarily in, but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum funds investments in its portfolio of mortgage backed securities (“MBS”) through borrowings under repurchase agreements. Opteum earns a net interest spread between the yield on the investments in mortgage backed securities and the borrowing costs on the repurchase agreements.

Opteum has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its REIT qualification, Opteum must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders, subject to certain adjustments. Such portfolio management activity mentioned above comprises the REIT qualifying operations of Opteum.

On September 29, 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. OFS has approximately 1,000 associates operating out of 35 offices and lending in 46 states. The transaction, in which OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum, closed on November 3, 2005 (see Note 2). OFS acquires and originates mortgages that are either sold to third parties or securitized by Opteum Mortgage Acceptance Corporation (“OPMAC”). OFS services the mortgages securitized by OPMAC.

As used in this document, the parent company, the registrant, “Opteum” and discussions related to REIT qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (“MBS”) refers to “Opteum Inc.” Further, as used in this document, “OFS,” the TRS or non REIT eligible assets refer to Opteum Financial Services, LLC. Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OFS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholder equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended March 31, 2006 are not necessarily indicative of results that can be expected for the year ended December 31, 2006. The operating results of the interim period ended March 31, 2005 do not include the results of OFS, as the merger closed in November 2005. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates affecting the accompanying financial statements include the fair values of mortgage backed securities, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on mortgage backed securities, the deferred tax liability valuation, the valuation allowance on mortgage loans held for sale, the valuation of derivative financial instruments and the fair value of mortgage servicing rights.

Consolidation

The accompanying March 31, 2006 consolidated financial statements include the accounts of Opteum and its wholly-owned subsidiary, OFS, as well the wholly-owned and majority owned subsidiaries of OFS. Opteum uses the equity method to account for other investments for which it has the ability to exercise significant influence over operating and financial policies. Consolidated net earnings of Opteum include Opteum’s share of the net earnings (losses) of these companies, if any. The inter-company loan and all other material inter-company accounts and transactions have been eliminated from the consolidated financial statements.

As further described in Note 11, Opteum has a common share investment in two trusts used to issue Opteum’s junior subordinated notes. Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Opteum’s common share investment in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for on the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at March 31, 2006 and December 31, 2005.

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counter-parties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

In accordance with GAAP, Opteum classifies its investments in MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although Opteum intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of the business. Opteum currently classifies all of its securities as available-for-sale, and assets so classified are carried on the balance sheet at fair value, and unrealized gains or losses arising from changes in market values are reported as other comprehensive income or loss as a component of stockholders' equity. Other-than-temporary impairment losses, if any, are reported in earnings.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency, and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and our ability and intent to hold securities. At March 31, 2006, Opteum did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to the then-current fair value, and the unrealized loss is transferred from accumulated other comprehensive income as an immediate reduction of current earnings (i.e., as if the loss had been realized in the period of impairment).

Mortgage Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recognized when the loan is sold. OFS generally, but not always, sells or securitizes loans with servicing rights retained. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is surrendered when (i) the assets have been isolated from OFS; (ii) the investor obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the transferred assets and (iii) OFS does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. These transactions are treated as sales in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Gains or losses on such sales, are recognized at the time legal title transfers to the investor, are based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs.

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

OFS, pursuant to a purchase and sale agreement, transfers the Mortgage Loans to OPMAC, the wholly-owned special purpose entity set-up for the execution of these securitizations.

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

Certain Certificates are rated by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”). In all of the securitizations to date, all of the senior certificate classes were rated “AAA” by S&P, and “Aaa” by Moody’s, respectively. In addition, most of the mezzanine classes of Certificates, starting with Class M-1 through the lowest respective subordinate class for each offering, with each lower numerical class designation being subordinated to the previous designation, are each given investment grade ratings. The subordinate classes not given an investment grade rating are sold through a private placement offering memorandum. Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) and the remaining non-publicly offered Certificates are transferred to OFS as consideration for the Mortgage Loans sold to the Depositor pursuant to the P&S Agreement.

Finally, OFS transfers the proceeds from the sale of the Public Certificates and the non-publicly offered Certificates representing the residual interest in the REMIC to OPMAC pursuant to the P&S Agreement. The additional non-publicly offered Certificates, representing prepayment penalties and over-collateralization fundings (the “Underlying Certificates”) are held by OPMAC in anticipation of a net interest margin (“NIM”) securitization. Subsequent to a securitization transaction as described above, OFS executes an additional securitization or “resecuritization” of the Underlying Certificates being held by OPMAC. This NIM securitization is typically transacted as follows:

OPMAC deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust is a Delaware statutory trust. The NIM Trust, pursuant to an indenture, issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate representing the residual interest in the NIM trust. The NIM Notes are sold to third parties via private placement transactions, and the Trust Certificate is transferred from OPMAC to OFS in consideration for the deposit of the Underlying Certificates.

Securities Held for Sale

Securities held for sale are recorded as of the date of purchase or sale at fair value. Changes in fair value subsequent to the purchase date are reflected in earnings as gains and losses from investments. Realized gains and losses are determined on a specific identified basis cost basis.

Mortgage Servicing Rights

OFS recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans, upon the sale of the loans. Upon sale of a loan, OFS measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates, and other economic factors. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. Opteum elected to early adopt SFAS 156 as of January 1, 2006 and to measure all mortgage servicing assets at fair value (and as one class). Servicing assets and liabilities at December 31, 2005 were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, Opteum recognized $2.6 million after-tax increase ($4.3 million pre-tax) as a cumulative effect adjustment to opening retained earnings as of January 1, 2006, representing the effect of re-measuring all servicing assets and liabilities that existed at December 31, 2005 from a lower of amortized cost or market basis to a fair value basis.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment, office furniture, leasehold improvements, land and buildings, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from five years for computer equipment to thirty years for the building. Property and equipment at March 31, 2006 and December 31, 2005 is net of accumulated depreciation of $1,477,539 and $606,889, respectively. Depreciation expense for the three months ended March 31, 2006 and 2005 was $870,650 and $11,968, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Opteum’s goodwill all arose from the OFS merger. Contingent consideration paid in subsequent periods under the terms of the OFS purchase agreement, if any, would be considered acquisition costs and classified as goodwill. Goodwill was $3.0 million as of March 31, 2006.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Opteum will subject its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. There has been no impairment charge recorded for the OFS goodwill.

See Note 2 to our 2005 10-K for a description of identified intangible assets associated with the acquisition.

Derivative Assets and Derivative Liabilities

OFS’s mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

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

IRLCs and derivative assets or liabilities arising from OFS’s derivative activities are included in either receivables or accounts payable and accrued liabilities in the accompanying consolidated balance sheets. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Repurchase Agreements

Opteum finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, Opteum transfers securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that Opteum receives and the repurchase price that Opteum pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which Opteum pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. Opteum retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, Opteum is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, Opteum may renew such agreement at the then prevailing financing rate. These repurchase agreements may require Opteum to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. As of March 31, 2006 and December 31, 2005, Opteum did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of Opteum's repurchase agreements generally, but not always, range from one month to twelve months; however, Opteum is not precluded from entering into repurchase agreements with shorter or longer maturities. Should a counter-party decide not to renew a repurchase agreement at maturity, Opteum must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, Opteum might experience difficulty recovering its pledged assets and may have an unsecured claim against the lender's assets for the difference between the amount loaned to Opteum and the estimated fair value of the collateral pledged to such lender. At March 31, 2006, Opteum had amounts outstanding under repurchase agreements with fifteen separate lenders with a maximum net exposure (the difference between the amount loaned to Opteum and the estimated fair value of the security pledged by Opteum as collateral) to any single lender of approximately $16.9 million. At December 31, 2005, Opteum had amounts outstanding under repurchase agreements with fourteen separate lenders with a maximum net exposure to any single lender of approximately $27.0 million.

Opteum has entered into contracts and paid commitment fees to three lenders providing for an aggregate of $1.65 billion in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase lines and at March 31, 2006 had approximately $500 million outstanding.

At March 31, 2006, Opteum's repurchase agreements had the following counter-parties, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$963,877	$11,941	66	28.23%
Nomura Securities International, Inc.	430,521	16,862	85	12.61
Washington Mutual	410,994	12,625	9	12.04
Bear Stearns & Co. Inc.	299,764	7,788	44	8.78
UBS Investment Bank, LLC	246,670	8,448	54	7.23
Cantor Fitzgerald	209,148	10,256	24	6.13
Goldman Sachs	170,567	4,645	50	5.00
Morgan Stanley	165,555	5,053	41	4.85
JP Morgan Securities	149,603	4,665	78	4.38
Merrill Lynch	112,255	4,129	55	3.29
RBS Greenwich Capital	94,053	2,631	55	2.75
BNP Paribas	67,430	1,993	8	1.98
Lehman Brothers	56,782	1,499	89	1.66
Daiwa Securities America Inc.	19,732	884	98	0.57
Countrywide Securities Corp	17,004	491	24	0.50
Total	$3,413,955	$93,910		100.00%

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

Interest Income Recognition on MBS

Securities are recorded on the date the securities are purchased or sold, which is generally the trade date. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities. Interest income is accrued based on the outstanding principal amount of the securities and their stated contractual terms. Premiums and discounts associated with the purchase of the securities are amortized or accreted into interest income over the estimated lives of the assets adjusted for estimated prepayments using the effective interest method. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date, and the present expectation of future prepayments of the underlying mortgages.

Gain on Sale of Loans

OFS recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OFS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. The net gain on sale of loans was $7.1 million for the three months ended March 31, 2006.

Servicing Fee Income

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by OFS (or by a subservicer where OFS is the master servicer) and is recorded as income as the installment payments on the mortgages are received by OFS or the subservicer.

Loan Origination Fees and Costs

Loan fees, discount points, and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, commissions, benefits and other operating expenses have been reduced by $16.0 million during the three months ended March 31, 2006, due to direct loan origination costs, including commission costs. Loan fees related to the origination and funding of mortgage loans held for sale were $1.6 million during the three months ended March 31, 2006.

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

Comprehensive (Loss) is as follows:

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Net (Loss)/Income	$(5,087,132)	$10,907,839

Realized gain on available for sale securities, net	-	(1,982,382)

Unrealized loss on available for sale securities, net	(11,815,098)	(19,539,061)

Comprehensive (Loss)	$(16,902,230)	$(10,613,604)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for Opteum's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Opteum's stock-based compensation transactions resulted in an aggregate of $0.8 million and $0.6 million of compensation expense for the three months ended March 31, 2006 and 2005, respectively.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents, or two (or more) classes of securities that participate in the declared dividends to present both basic and diluted earnings per share (“EPS”) on the face of the statement of income. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Effective July 9, 2004, the shares of Class B common stock, participating and convertible into Class A common stock, became entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

Effective November 3, 2005, the Company issued 1,223,208 shares of Class A Redeemable preferred stock, pursuant to the acquisition of OFS. After January 1, 2006 and prior to March 31, 2006, holders of preferred stock are entitled to receive dividends according to the formula described in the Company’s amended charter. For the Company’s first quarter 2006 dividend, declared on March 10, 2006, the preferred shares, although considered to be participating securities, did not receive a dividend pursuant to the formula. Following the provisions of EITF 03-6, the preferred stock is a participating security and is included in the computation of basic EPS using the two-class method and is separately presented from the common stock classes.

EITF 03-6 also discusses the allocation of losses to nonconvertible and convertible participating securities when using the two-class method. Losses are only allocated to a participating security if this security has a contractual obligation to share in the loss, and there is no such obligation for the Class A Redeemable preferred stock. Therefore, for the three months ended March 31, 2006, the shares of Class A preferred stock are not allocated any of the loss in the computation of basic EPS, even though it is a participating security that is includable in the basic EPS presentation.

The shares of Class A Redeemable preferred stock are eligible to convert into shares of Class A common stock. Since this conversion was approved after March 31, 2006, the shares are not included in the computation of diluted Class A common stock EPS. (The conversion of the Class A Redeemable Preferred Stock was approved by a majority number of stockholders at the Company’s annual meeting on April 28, 2006).

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2006. These stock incentive plan (or "phantom") shares have dividend participation rights, but like the preferred shares, the phantom shares have no contractual obligation to share in the loss; since there is no such obligation, phantom shares are not included, pursuant to EITF 03-6, in the March 31, 2006 basic EPS computation for the Class A common shares, even though they are considered to be a participating security. For the computation of diluted EPS for the Class A common shares, phantom shares, totaling 650,320 at March 31, 2006, are not included as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	(Unaudited)
	Three Months Ended March 31,
	2006		2005
Basic and diluted EPS per Class A common share:
Numerator: net (loss) income allocated to the shares of Class A common shares	$(5,018,738)		$10,743,594
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	23,083,498		20,374,883
Dividend eligible equity plan shares issued as of the balance sheet date	-		516,961
Effect of weighting	353,036		(96,232)
Weighted average shares-basic and diluted	23,436,534		20,795,612
Basic and diluted EPS per Class A common share	$(0.21)		$0.52

Basic and diluted EPS per Class B common share:
Numerator: net (loss) income allocated to Class B common shares	$(68,394)		$164,245
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319,388		319,388
Basic and diluted EPS per Class B common share	$(0.21)		$0.51

Basic and diluted EPS per Class A redeemable preferred share:
Numerator: net (loss) income allocated to Class A redeemable preferred shares	$-	$	N/A
Denominator: basic and diluted:
Class A redeemable preferred shares outstanding at the balance sheet date	1,223,208		N/A
Basic and diluted EPS per Class A redeemable preferred share	$-	$	N/A

Income Taxes

The Company has elected to be taxed as a REIT under the Code. As further described below, the Company’s TRS is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its taxable net income to the extent that Opteum distributes its taxable net income to its stockholders and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its net taxable income to its stockholders of which 85% generally must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

OFS is the Company’s TRS, and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. As permitted, the Company early adopted SFAS 155 in the first quarter of 2006. Adoption did not have any material effect on the Company’s financial condition, results of operations or cash flows.

See Note 5 for a description of the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets.

NOTE 2. ACQUISITION OF OPTEUM FINANCIAL SERVICES, LLC

On November 3, 2005, Opteum acquired 100% of the equity interests of OFS through a newly formed wholly-owned subsidiary of Opteum. OFS is a mortgage lender that originates loans nationwide. Opteum acquired OFS to diversify its revenue stream while remaining in Opteum’s area of expertise. For OFS, the acquisition provides increased access to capital to fund growth. The results of operations of OFS have been included in the Company’s consolidated financial statements since November 3, 2005. During the three months ended March 31, 2006, the Company has increased the aggregate purchase price by $0.6 million for additional legal and accounting fees incurred, and it has made insignificant modifications to the allocation of the purchase price to the net assets acquired, based on final valuations and completion of analysis . See Note 2 to the Company Form 10-K for the year ended 2005 for a complete description.

NOTE 3. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will securitize the majority of its mortgage loan originations. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At March 31, 2006, OFS serviced approximately $1.7 billion of mortgage loans sold into the secondary market. All of OFS’s loans held for sale are pledged as collateral under the various financing arrangements described in Note 8. Mortgage loans held for sale consist of the following as of March 31, 2006:

Mortgage loans held for sale	$707,095,613
Deferred loan origination costs—and others	14,803,327
Valuation allowance	(305,574)

$721,593,366

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

Interest Rate Forecast. The forward London Interbank Offered Rate (“LIBOR”) interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of OFS to represent market conditions and value.

Prepayment Forecast. The prepayment forecast may be expressed by OFS in accordance with one of the following standard market conventions: Constant Prepayment Rate (“CPR”) or Percentage of a Prepayment Vector. Prepayment forecasts may be changed as OFS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the REMIC trust’s Trustee for each underlying security.

Credit Performance Forecast. A forecast of future credit performance of the underlying collateral pool will include an assumption of default frequency, loss severity and a recovery lag. In general, OFS will utilize the combination of default frequency and loss severity in conjunction with a collateral prepayment assumption to arrive at a target cumulative loss to the collateral pool over the life of the pool based on historical performance of similar collateral by the originator. The target cumulative loss forecast will be developed and noted at the pricing date of the individual security but may be updated by OFS consistent with observations of the actual collateral pool performance.

Default Frequency may be expressed by OFS in accordance with any of three standard market conventions: Constant Default Rate, Percentage of a Standard Default Assumption curve or a vector or curve established to meet forecasted performance for specific collateral pools.

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

The following table summarizes OFS’s residual interests in securitizations as of March 31, 2006 and December 31, 2005:

Series	Issue Date	March 31, 2006	December 31, 2005

HMAC 2004-1	March 4, 2004	$4,152,435	$5,096,056
HMAC 2004-2	May 10, 2004	2,719,505	3,240,431
HMAC 2004-3	June 30, 2004	513,216	1,055,651
HMAC 2004-4	August 16, 2004	3,475,833	3,749,261
HMAC 2004-5	September 28, 2004	5,965,609	6,177,669
HMAC 2004-6	November 17, 2004	12,732,512	14,321,046
OpteMac 2005-1	January 31, 2005	15,049,058	14,720,910
OpteMac 2005-2	April 5, 2005	13,443,741	11,301,619
OpteMac 2005-3	June 17, 2005	15,627,247	14,656,477
OpteMac 2005-4	August 25, 2005	10,969,462	12,551,775
OpteMac 2005-5	November 23, 2005	8,985,248	11,139,697
OpteMac 2006-1	March 23, 2006	11,562,339	-

Total		$105,196,205	$98,010,592

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2005 and 2006 were as follows:

	2006	2005
Prepayment speeds (CPR)	39.63%	28.65%
Weighted-average-life	4.810	2.830
Expected credit losses	0.640%	1.069%
Discount rates	16.710%	14.896%
Interest rates	Forward LIBOR Yield curve	Forward LIBOR Yield curve

At March 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

	March 31, 2006	December 31, 2005

Balance Sheet Carrying value of retained interests - fair value	$105,196,205	$98,010,592
Weighted average life (in years)	3.81	2.62
Prepayment assumption (annual rate)	36.99%	32.53%
Impact on fair value of 10% adverse change	$(10,788,268)	$(7,817,000)
Impact on fair value of 20% adverse change	$(19,670,422)	$(16,089,000)
Expected Credit losses (annual rate)	0.545%	0.607%
Impact on fair value of 10% adverse change	$(3,859,312)	$(3,247,000)
Impact on fair value of 20% adverse change	$(7,078,785)	$(6,419,000)
Residual Cash-Flow Discount Rate	13.99%	13.96%
Impact on fair value of 10% adverse change	$(5,761,154)	$(3,804,000)
Impact on fair value of 20% adverse change	$(11,014,808)	$(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(31,560,231)	$(21,265,000)
Impact on fair value of 20% adverse change	$(58,145,201)	$(34,365,000)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at March 31, 2006.

Static pool losses are calculated by dividing projected future credit losses (at the time of securitization) and actual losses incurred as of the date indicated, by the original balance of each pool of assets. The amount shown here is calculated based upon all securitizations that have occurred to date.

Series	Issue Date	Original Unpaid Principal Balance	Projected Aggregate Credit Losses	Through March 31, 2006	Through December 31, 2005

HMAC 2004-1	March 4, 2004	$ 309,710,005	0.985%	0.034%	0.007%
HMAC 2004-2	May 10, 2004	$ 388,737,548	1.308%	0.167%	0.118%
HMAC 2004-3	June 30, 2004	$ 417,055,285	1.516%	0.098%	0.055%
HMAC 2004-4	August 16, 2004	$ 410,122,752	1.432%	0.005%	0.005%
HMAC 2004-5	September 28, 2004	$ 413,874,856	1.619%	0.002%	0.003%
HMAC 2004-6	November 17, 2004	$ 761,026,691	1.543%	0.012%	0.007%
OpteMac 2005-1	January 31, 2005	$ 802,625,137	1.366%	0.019%	0.010%
OpteMac 2005-2	April 5, 2005	$ 883,987,488	0.913%	0.000%	0.000%
OpteMac 2005-3	June 17, 2005	$ 937,116,704	0.624%	0.000%	0.000%
OpteMac 2005-4	August 25, 2005	$ 1,321,738,691	0.817%	0.000%	0.000%
OpteMac 2005-5	November 23, 2005	$ 986,276,688	0.720%	0.000%	0.000%
OpteMac 2006-1	March 23, 2006	$ 934,441,049	0.647%	0.000%	0.000%

Total		$ 8,566,712,894

The table below summarizes certain cash flows received from and paid to securitization trusts:

	For the Three Months Ended March 31, 2006	For the Period November 3, 2005 (date of merger) through December 31, 2005
Proceeds from securitizations	$939,305,000	$989,843,000
Servicing fees received	4,592,355	2,837,500
Servicing advances	335,270	290,952
Cash flows received on retained interests	1,016,108	261,269
Repayments of servicing advances	$-	$-

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of March 31, 2006 and December 31, 2005:

As of Date	Total Principal Amount of Loans	Principal Amount of Loans Greater than 60 Days Past Due	Net Credit Losses
March 31, 2006	$6,666,436,939	$60,544,732	$1,688,294
December 31, 2005	$6,363,279,281	$57,871,123	$912,990

NOTE 5. MORTGAGE SERVICING RIGHTS, NET

Activities for MSRs are summarized as follows at March 31, 2006 and December 31, 2005, (there is no comparable three month period for 2005 owing to the date of the merger). As permitted by the effective date provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, the Company has early adopted SFAS No. 156 as of January 1, 2006 with respect to the valuation of its MSRs. (See Note 1 - Mortgage Servicing Rights):

	For the Three Months Ended March 31, 2006	For the Period November 3, 2005 (date of merger) through December 31, 2005

Balance at beginning of period (at Cost)	$86,081,594	$87,079,777

Adjustment to fair value upon adoption of SFAS 156 at January 1, 2006	4,298,225	-

Additions	11,020,018	1,431,576
Changes in Fair Value:
Changes in fair value due to run-off	(5,104,756)	-
Changes in fair value due to amortization/curtailment	(418,255)	-
Change in fair value due to market changes	(1,394,738)	-

Amortization	-	(2,429,759)
Valuation/impairment	-	-

Fair Value at end of period	94,482,088	86,081,594

Change in fair value due to change in valuation assumptions	(1,144,733)	-

Balance at end of period	$93,337,355	$86,081,594

The Company has elected to account for all originated mortgage servicing rights as one class and therefore all MSR will be carried at fair value. As a result of the early adoption of SFAS 156, the carrying value of the MSRs has been increased by approximately $4.3 million (pre tax) as of January 1, 2006. As required by the provisions of SFAS 156, the net of tax effect was recorded as a cumulative-effect adjustment to retained earnings of OFS as of January 1, 2006. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

The fair value of MSRs is determined using discounted cash flow techniques. During the first quarter of 2006, OFS decreased the MSR value in the aggregate by $2.5 million primarily as a result of changes in market conditions and adoption of a new valuation model. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information.

At March 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	At March 31, 2006	At December 31, 2005

Prepayment assumption (annual rate) (PSA)	429	254
Impact on fair value of 10% adverse change	$(3,216,413)	$(3,615,000)
Impact on fair value of 20% adverse change	$(6,139,467)	$(6,936,000)
MSR Cash-Flow Discount Rate	15.16%	10.74%
Impact on fair value of 10% adverse change	$(3,470,252)	$(4,856,000)
Impact on fair value of 20% adverse change	$(6,651,529)	$(9,280,000)

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

NOTE 6. MORTGAGE BACKED SECURITIES

At March 31, 2006 and December 31, 2005, all of Opteum's MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

At March 31, 2006, Opteum had financed MBS with a historical amortized cost of $200.3 million with the party it acquired the MBS. Such securities are included in MBS at a fair value of $196.8 million and a corresponding repurchase agreement of $197.4 million at March 31, 2006.

The following are the carrying values of Opteum's MBS portfolio at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Hybrid Arms and Balloons	$770,860,599	$753,895,705
Adjustable Rate Mortgages	2,005,867,897	2,006,767,437
Fixed Rate Mortgages	761,825,714	733,366,217

Totals	$3,538,554,210	$3,494,029,359

The following table presents the components of the carrying value of Opteum's MBS portfolio at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Principal balance	$3,515,112,798	$3,457,887,912
Unamortized premium	114,165,772	115,133,248
Unaccreted discount	(2,411,427)	(2,497,423)
Gross unrealized gains	633,487	265,615
Gross unrealized losses	(88,946,420)	(76,759,993)

Carrying value/estimated fair value	$3,538,554,210	$3,494,029,359

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at March 31, 2006:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$518,655,723	$(8,158,572)	$190,264,347	$(6,963,295)	$708,920,070	$(15,121,867)
Adjustable Rate Mortgages	1,308,104,280	(22,605,886)	641,284,220	(20,290,457)	1,949,388,500	(42,896,343)
Fixed Rate Mortgages	225,934,463	(6,117,103)	534,452,912	(24,811,108)	760,387,375	(30,928,211)
	$2,052,694,466	$(36,881,561)	$1,366,001,479	$(52,064,860)	$3,418,695,945	$(88,946,421)

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

At March 31, 2006, all of Opteum's MBS investments have contractual maturities greater than 20 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The decline in fair value of MBS investments is not considered to be other-than-temporary. Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss. The factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Opteum's ability and intention to hold the MBS owned.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The valuation of Opteum’s investments in MBS is governed by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the financial statements at their estimated fair value as of March 31, 2006 and December 31, 2005. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts Opteum could realize in a current market exchange. Cash and cash equivalents, accrued interest receivable, repurchase agreements and accrued interest payable are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

Fair value of mortgage loans held for sale, mortgage servicing rights, interest rate lock commitments and commitments to deliver mortgages are based on estimates. Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

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

The fair value of certain OFS assets and liabilities either equal to or approximate carrying value due to their short-term nature, terms of repayment, floating interest rate associated with the asset or liability or accounting principles applied. Such assets or liabilities include cash, receivables, retained interests, other trading securities, accounts payable and other liabilities, warehouse lines of credit and drafts payable.

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

▪
Mortgage Servicing Rights— the estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs. To determine the market valuation, the broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates that market participants use for acquiring similar servicing rights.

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

▪
Commitments to Deliver Mortgages—The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company’s existing positions. These instruments contain an element of risk in the event that the counter-parties may be unable to meet the terms of such agreements. In the event a counter-party to a delivery commitment was unable to fulfill its obligation, the Company would not incur any material loss by replacing the position at market rates in effect at March 31, 2006. The Company minimizes its risk exposure by limiting the counter-parties to those major banks, investment bankers, and private investors who meet established credit and capital guidelines. Management does not expect any counter-party to default on its obligations and, therefore, does not expect to incur any loss due to counter-party default.

The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

	Notional Amounts	Carrying Amount	Estimated Fair Value
March 31, 2006
Assets:
Mortgage loans held for sale	$-	$707,095,613	$709,910,926
Mortgage servicing rights	-	93,337,355	93,337,355

Commitments and contingencies:
Mortgage loans held for sale related asset (liability) positions:
Interest Rate Lock Commitments	$368,156,694	$1,150,707	$1,150,707
Interest Rate SWAP Agreements	533,700,000	1,494,429	1,494,429
Forward delivery commitments	213,000,000	876,966	876,966

NOTE 8. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to quarter end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loan sale agreements accounted for as financing consisted of the following at March 31, 2006:

Warehouse and aggregate lines of credit:	2006

A committed warehouse line of credit for $100.0 million between OFS and Residential Funding Corporation ("RFC"). The agreement expires on May 31, 2006. The agreement provides for interest rates based upon 1 month LIBOR plus a margin between 1.25% and 1.50% depending on the product that was originated or acquired.	$7,095,775

A committed warehouse line of credit for $284.5 million between OFS and Colonial Bank. The agreement expires on May 30, 2006. The agreement provides for interest rates, based upon 1 month LIBOR, plus a margin of 1.25% to 2.00% depending on the product that was originated or acquired.	199,050,231

A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase. The agreement expires on May 30, 2006 and is expected to be renewed prior to its expiration. The agreement provides for interest rates based upon 1 month LIBOR plus a margin of 1.25% to 2.00% depending on the product originated or acquired.	90,881,688

An aggregation facility for $1.0 billion between OFS and Citigroup Global Markets Realty Inc. to aggregate loans pending securitization. The agreement expires on February 28, 2007. The agreement provides for interest rates based upon 1 month LIBOR plus a margin of 0.50%.	273,213,144

A $750.0 million purchase and security agreement between OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”). The facility is due upon demand and can be cancelled by either party upon notification to the counter-party. OFS incurs a charge for the facility based on 1 month LIBOR plus 1.00%. The facility is secured by loans held for sale and cash generated from sales to investors.	108,955,338

679,196,176

Drafts payable	18,664,754

Total warehouse lines and drafts payable	$697,860,930

In addition to the RFC, Colonial Bank, UBS Warburg, and Citigroup facilities, OFS has purchase and sale agreements with Greenwich Capital and Fannie Mae. The agreements allow for OFS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OFS has a combined capacity of $300.0 million under these purchase and sale agreements. There were no amounts sold and being held under these agreements at March 31, 2006. The agreements are not committed facilities and may be terminated at the discretion of either party.

The facilities are secured by mortgage loans and other assets of OFS.  The facilities contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency.  At March 31, 2006, OFS was not in compliance with respect to one covenant with one lender. The covenant pertained to net income at March 31, 2006. OFS has obtained a waiver from the covenant violation.

NOTE 9. OTHER SECURED BORROWINGS

Other secured borrowings consisted of the following at March 31, 2006:

2006
A committed working capital line of credit for $82.5 million between OFS and Colonial Bank. The agreement expires on May 30, 2006. The agreement provides for an interest rate, based on 1 month LIBOR plus a margin of up to 2.60% and is secured by the servicing rights for FNMA, FHLMC and REMIC securitizations.	$63,355,607

A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase, that allows for a sublimit for mortgage servicing rights. The agreement expires May 30, 2006 and is expected to be renewed prior to its expiration. The agreement provides for an interest rate based on LIBOR plus 2.0%	7,710,000

Citigroup Global Realty Inc., working capital line of credit secured by the Retained interests in securitizations through OPMAC 2006-1. The facility expires on October 31, 2006. The agreement provides for an interest rate based on LIBOR plus 2.00%	34,386,512
$105,452,119

NOTE 10. Repurchase Agreements

Opteum has entered into repurchase agreements to finance most of its MBS purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2006, Opteum had an outstanding amount of $3.4 billion with a net weighted average borrowing rate of 4.54%, and these agreements were collateralized by MBS with a fair value of $3.5 billion. At December 31, 2005, Opteum had an outstanding amount of $3.3 billion with a net weighted average borrowing rate of 4.15%, and these agreements were collateralized by MBS with a fair value of $3.5 billion and restricted cash of $2.3 million.

At March 31, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$1,604,222,330	$1,171,220,926	$589,841,287	$3,365,284,543
Fair market value of securities sold, including accrued interest receivable	$—	$1,566,314,050	$1,143,914,636	$574,915,061	$3,285,143,747
Repurchase agreement liabilities associated with these securities	$—	$1,644,318,455	$1,142,548,371	$627,088,000	$3,413,954,826
Net weighted average borrowing rate	—	4.49%	4.67%	4.43%	4.54%

At December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106,459	$813,436,832	$1,533,016,956	$3,252,560,247
Fair market value of securities sold, including accrued interest receivable	$—	$893,159,892	$791,259,152	$1,498,980,224	$3,183,399,268
Repurchase agreement liabilities associated with these securities	$—	$914,262,355	$857,995,007	$1,565,341,000	$3,337,598,362
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

NOTE 11. TRUST PREFERRED SECURITIES

On May 17, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust I, a Delaware statutory business trust sponsored by Opteum.

Bimini Capital Trust I (“BCTI”) used the proceeds of the private offering, together with Opteum’s investment of $1.6 million in the BCTI common securities, to purchase $51.6 million aggregate principal amount of Opteum’s Junior Subordinated Notes with terms that parallel the terms of the trust preferred securities. The trust preferred securities have a fixed rate of interest until March 30, 2010 at 7.61% and thereafter through maturity in 2035 the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The trust preferred securities require quarterly interest distributions and are redeemable at Opteum’s option, in whole or in part and without penalty, beginning March 30, 2010 and at any date thereafter.  The notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

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

The trust is a variable interest entity pursuant to FIN No. 46, because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because Opteum’s investment in the trust’s common shares was financed directly by the trust as a result of its loan of the proceeds to Opteum, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46. Since Opteum’s common shares investments in BCTI and BCTII are not a variable interest, Opteum is not the primary beneficiary of the trusts. Therefore, Opteum has not consolidated the financial statements of BCTI and BCTII into its financial statements.  Based on the aforementioned accounting guidance, the financial statements present the notes issued to the trusts as liabilities and the investments in BCTI and BCTII as assets. For financial statement purposes, Opteum records payments of interest on the corresponding notes issued to BCTI and BCTII as interest expense.

NOTE 12. CAPITAL STOCK

Changes in Class A Common Stock

During the three months ended March 31, 2006, the Company issued a total of 10,115 shares of Class A Common Stock to its five independent directors for the payment of director fees for services rendered.

For the three months ended March 31, 2006, the Company issued 33,441 shares of its Class A Common Stock to two officers pursuant to the terms of the stock incentive plan phantom share grants (see Note 14).

During the three months ended March 31, 2006, the Company repurchased 527,300 shares of its Class A Common Stock for an aggregate of $4.5 million and recorded them as Treasury Stock on the accompanying balance sheet.

Dividends

On March 10, 2006, the Company's Board of Directors declared a $0.11 per share cash distribution to the holders of its dividend eligible securities. Dividends were payable on 23,083,498 shares of Class A Common Stock, 650,320 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. No dividends were paid on the Class A Redeemable Preferred Stock as the provisions of a formula in the Company’s amended charter were not met. The distribution totaling $2,645,853 was paid on April 7, 2006.

Other Classes of Common and Preferred Stock

There was no change in the issued and outstanding shares of the Company’s Class B and Class C Common Stock or its Class A Redeemable Preferred Stock during the three month period ended March 31, 2006. However, the conversion of the Class A Redeemable Preferred Stock to Class A Common Stock was approved by a majority number of stockholders at the Company’s annual meeting on April 28, 2006.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

In January 2006, the five independent directors received a total of 10,115 shares of Class A Common Stock, valued at $98,149, as compensation for their activities as directors.

OFS has a subordinated promissory agreement with Opteum for borrowings in the amount of $65.0 million at March 31, 2006. The note bears an annual interest rate of 11%. This promissory agreement matures on November 1, 2015. OFS also has a short term loan from Opteum in the amount of $8.1 million at March 31, 2006. This short term loan bears an annual interest rate of 11%. Interest accrued at March 31, 2006 was $0.7 million. These amounts are eliminated during the process of preparing consolidated financial statements for the Company. A portion of these loan proceeds were used to repay $18.3 million of debt to the former OFS owners immediately after the closing of the merger transaction.

In January 2005, the four independent directors received a total of 5,968 shares of Class A Common Stock, valued at $92,027, as compensation for their activities as directors.

NOTE 14. STOCK INCENTIVE PLAN

On December 1, 2003, Opteum adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Opteum with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified associates. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan.

During the period ended March 31, 2006, Opteum granted 200,784 phantom shares to employees with an aggregate fair value of $1.8 million. Each phantom share represents a right to receive a share of Opteum’s Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all awards since the 2003 Plan’s inception is $9.7 million. The phantom awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 15, 2008.

As of March 31, 2006, a total of 719,245 phantom stock awards have been granted since the inception of the 2003 Plan, however 2,090 shares were forfeited during 2005. The future compensation charge that was eliminated by the forfeiture totaled $31,852. Of the remaining shares, 224,637 shares have fully vested and 492,518 shares remain unvested.  No phantom share awards have expired. Of the vested shares, 33,441 were issued to grantees during the period ended March 31, 2006, 16,809 were surrendered to pay for the income taxes due on the issued shares and a total of 65,335 shares have been distributed since inception. As of March 31, 2006, 651,820 phantom shares remain outstanding.  Total compensation cost recognized for the three months ended March 31, 2006 and 2005 was $0.7 million and $0.5 million, respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

NOTE 15.  SAVINGS INCENTIVE PLAN

Opteum’s employees have the option to participate in the Bimini Mortgage Management Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Opteum’s sole discretion, Opteum can match the employees’ contributions. For the three months ended March 31, 2006 and 2005, Opteum made 401(k) matching contributions of $20,290 and zero, respectively.

OFS’s employees have the option to participate in The Company Savings and Incentive Plan (the “OFS Plan”). Under the terms of the OFS Plan, eligible employees can make tax-deferred 401(k) contributions, and at OFS’s sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the OFS Plan. For the three months ended March 31, 2006, OFS made 401(k) matching contributions of $246,828.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Changes in the liability for the three months ended March 31, 2006:

Balance—Beginning of period	$2,037,980
Provision	551,213
Charge-Offs	(662,961)

Balance—End of period	$1,926,232

Loan Funding and Delivery Commitments. At March 31, 2006, OFS has commitments to fund loans approximating $368.2 million. OFS hedges the interest rate risk of such commitments primarily with mandatory delivery commitments. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs. OFS does not anticipate any material losses from such sales.

Net Worth Requirements. OFS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. At March 31, 2006, the highest minimum net worth requirement applicable to OFS was approximately $55.0 million.

Outstanding Litigation. OFS is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, OFS does not anticipate that any such liability will have a material effect on OFS’s consolidated financial position or results of operations.

NOTE 17. SEGMENTS

Opteum follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in two reportable segments: as a REIT, and as an originator of mortgage loans.

Certain of our operations qualify as a REIT, under applicable provisions of the Code. The REIT activities primarily involve Opteum investing in residential mortgage-related securities. As a REIT, these activities are not subject to federal income tax as long as the net taxable earnings from REIT activities are distributed to our stockholders.

On November 3, 2005, Opteum acquired OFS. OFS is a mortgage lender that originates loans. It offers retail and wholesale products including fixed- and adjustable-rate mortgages, 100% financing, interest-only products and home loans for the credit challenged. Opteum has 35 offices and lending in 46 states. Goodwill associated with OFS was $3.0 million at March 31, 2006.

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

The following table shows first quarter 2006 summarized financial information concerning the Company’s reportable segments. Figures reflect the elimination of inter-company transactions between Opteum and OFS.

(Amounts in thousands)	REIT	OFS	TOTAL

Net interest income	$1,508	$2,975	$4,483
Other revenues, net	-	7,062	7,062
Income (loss) before income taxes	892	(9,772)	(8,880)
Other interest expense	-	1,732	1,732
Depreciation and amortization	184	844	1,028
Income tax expense (benefit)	-	(3,793)	(3,793)
Total assets	3,668,317	957,728	4,626,045
Capital expenditures	392	1,450	1,842

The following information is needed to reconcile the segment amounts to the total information, which agrees to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, loans receivable totaling $73.1 million, and the related interest income and accrued interest, which are recorded on Opteum’s segment financial information, are eliminated against corresponding liabilities and expenses recorded on OFS’s segment financial statements. The interest income related to these loans is reported above as inter-segment interest income. There were no inter-segment gross revenues during the period ended March 31, 2006, except for this interest, and therefore all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the REIT activities, approximately 94.8% of the interest income was derived from MBS issued by U.S. Government agencies.

NOTE 18. INCOME TAXES

As more fully described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. There is no tax provision for the Company for the three months ended March 31, 2005, as this was prior to the acquisition of the TRS, and Opteum was solely a non-taxpaying REIT during this period. At the date of acquisition, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference in the carrying amount and the tax basis of the originated mortgage servicing rights at the date of the business combination, among other items.

The income tax benefit computed on the OFS loss is as follows for the three months ended March 31, 2006:

Deferred income tax benefit:
Federal	$(6,401,371)
State	(713,295)	(7,114,666)
Total deferred income tax benefit
Deferred income tax expense:
Federal	2,987,557
State	333,566	3,321,123
Total deferred income tax expense

Total deferred income tax (benefit)		$(3,793,543)

The effective income tax (benefit) for the three months ended March 31, 2006 differs from the amount determined by applying the statutory Federal rate of 35% to the OFS loss before income tax as follows:

Net loss, if taxed at the Federal tax rate	$(3,420,034)
Permanent tax differences	7,780
State tax benefit, net of Federal tax effect	(381,090)
Total deferred income tax (benefit)	$(3,793,344)

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2006 are as follows:

Deferred tax assets:
Federal tax loss carry-forward	$8,723,698
State tax loss carry-forward	1,136,821
Mark-to-market adjustments	675,765
Total gross deferred tax assets	$10,536,284

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$21,616,169
Loan origination and other amounts	3,472,946
Intangibles assets	1,690,811
Total gross deferred tax liabilities	$26,779,926

Net deferred tax liabilities	$16,243,642

Management believes that the deferred tax assets will more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of March 31, 2006, Opteum had an estimated Federal tax net operating loss carry-forward of $24.3 million, which expires in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable net income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income from REIT activities as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable net income and Opteum’s financial statement net income from REIT activities can be substantial, and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently from REIT activities include restricted stock awards, depreciation of property and equipment, and the accounting for debt issuance costs.

For the three months ended March 31, 2006, Opteum's taxable net income was approximately $0.4 million greater than Opteum's financial statement net income from REIT activities. Substantially all of this amount is attributable to the phantom stock awards, and the future deduction of this amount against taxable net income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through March 31, 2006, Opteum's taxable net income is approximately $3.3 million greater than Opteum's financial statement net income from REIT activities as reported in its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements

When used in this quarterly report, on Form 10-Q, in future filings with the Commission or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those relating to: changes in the prepayment rates on the mortgage loans securing Opteum’s mortgage backed securities (“MBS”); changes in interest rates and the market value of Opteum’s MBS, Opteum’s ability to use borrowings to finance its assets; changes in government regulations affecting Opteum’s business; Opteum’s ability to maintain its qualification as a Real Estate Investment Trust (“REIT”) for federal income tax purposes; and changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in reports that Opteum files from time to time with the Commission, could cause Opteum’s actual results to differ materially from those projected in any forward-looking statements it makes. All forward-looking statements speak only as of the date they are made and Opteum does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Introduction and Overview

Opteum Inc., formerly Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum earns returns on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally intends to borrow between eight and twelve times the amount of its equity capital to attempt to enhance its returns to stockholders. Our leverage may be adjusted above or below this range to the extent management or our board deems necessary. For purposes of this calculation, Opteum treats its trust preferred securities as an equity capital equivalent. Opteum is self-managed and self-advised.

In evaluating its assets and their performance, Opteum’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal, and the market price of the investment.

On September 29, 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. OFS has approximately 1,000 associates operating out of 35 offices and lending in 46 states. The transaction, in which OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum, closed on November 3, 2005. OFS acquires and originates mortgages that are either sold to third parties or securitized by a wholly-owned special purpose entity Opteum Mortgage Acceptance Corporation (“OPMAC”). OFS services the mortgages securitized by OPMAC.

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

Mortgage Backed Securities

Opteum’s investments in MBS are classified as available-for-sale securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders' equity, rather than through the statement of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period-to-period.

Valuations of Opteum’s MBS are carried on the balance sheet at fair value. Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about the Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Opteum’s mortgage backed securities have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Different judgments and assumptions could affect the amounts Opteum could realize in a current market exchange.

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

The decline in fair value of investments held in the portfolio at March 31, 2006 is not considered to be other-than- temporary. Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss (see Note 1 to the financial statements). The factors considered in making this determination included the expected cash flow from the investment and the magnitude and duration of the historical decline in market prices, as well as Opteum's capacity and intention to hold such securities owned.

Interest income on mortgage related securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases; an amendment of Financial Accounting Standards Board (“FASB”) Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. To make assumptions as to future estimated rates of prepayments, Opteum currently uses actual market prepayment history for the securities it owns and for similar securities that Opteum does not own and current market conditions. If the estimate of prepayments is incorrect; Opteum is required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

The Depositor then deposits the Mortgage Loans into the Real Estate Mortgage Investment Conduit trust (“REMIC”) where the rights to such Mortgage Loans are pooled and converted into marketable debt securities pursuant to the P&S Agreement. These securities, issued by the REMIC, are divided into different classes of certificates (the “Certificates”) with varying claims to payments received on the Mortgage Loans. These Certificates are transferred to the depositor in exchange for all of its rights in the Mortgage Loans deposited into the REMIC.

Certain Certificates are rated by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s (“S&P”). In all of the securitizations, all of the senior certificate classes were rated “AAA” by S&P and “Aaa” by Moody’s, respectively. In addition, most of the mezzanine classes of certificates, starting with Class M-1 through the lowest respective subordinate class for each offering, with each lower numerical class designation being subordinated to the previous designation, were each given investment grade ratings. The subordinate classes not given an investment grade rating were sold through a Private Placement Offering Memorandum. Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) and the remaining non-publicly offered Certificates are transferred to OFS as consideration for the Mortgage Loans sold to the depositor pursuant to the P&S Agreement.

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

OPMAC deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust is a Delaware statutory trust. The NIM trust, pursuant to an Indenture, issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner Trust Certificate representing the residual interest in the NIM trust. The NIM Notes are sold to third parties via private placement transactions, and the Trust Certificate is transferred from OPMAC to OFS in consideration for the deposit of the Underlying Certificates.

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

In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. Opteum elected to early adopt SFAS 156 as of January 1, 2006 and to measure all mortgage servicing assets at fair value (and as one class). Servicing assets and liabilities at December 31, 2005 were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, Opteum recognized a $2.6 million after-tax increase ($4.1 million pre-tax) to opening retained earnings as of January 1, 2006, representing the effect of re-measuring all servicing assets and liabilities that existed at December 31, 2005 from a lower of amortized cost or market basis to a fair value basis.

Prior to the election by OFS to adopt a new MSR valuation model, an independent third party was hired to perform the valuation. In conjunction with the early adoption of SFAS 156, the Company intends to actively hedge the MSR position. In order to hedge this position effectively, management believed utilizing the same model to value the MSRs and perform sensitivity analysis would ensure the best hedging results. Accordingly, management has elected to utilize an internal model for valuation purposes. The new model employs somewhat more conservative assumptions than that of the independent third party model, resulting in a downward fair value adjustment of approximately $1.1 million.

Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates, and other economic factors.

Derivative Assets and Derivative Liabilities

OFS’s mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

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

Loan Origination Fees and Costs

Loan fees, discount points, and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, commissions, benefits and other operating expenses have been reduced by $16.0 million during the period ended March 31, 2006, due to direct loan origination costs, including commission costs. Loan fees related to the origination and funding of mortgage loans held for sale were $1.6 million during the period ended March 31, 2006.

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for using the fair value based method prescribed by SFAS No. 123(R), Share-Based Payments. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for Opteum's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, the Company’s TRS is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its net taxable income to the extent that Opteum distributes its net taxable income to its stockholders and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its net taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the timely filing date of the REIT’s tax return in the subsequent taxable year, provided the rEIT elects to treat such amount as a prior year distribution and meets certain other requirements.

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

Financial Condition

All of Opteum’s assets at March 31, 2006 were acquired with the proceeds of private placements and public offerings of Class A Common Stock, private placements of junior subordinated debt (trust preferred securities) and the use of leverage. Opteum received net proceeds after offering costs of approximately $141.7 million in the private placements, which closed on December 19, 2003, January 30, 2004 and February 17, 2004. Opteum received net proceeds of approximately $66.1 million in the initial public offering, which closed on September 21, 2004. On September 24, 2004 Opteum received an additional $9.8 million of net proceeds pursuant to the underwriters' exercise of their over-allotment option. Opteum received net proceeds of approximately $66.7 million (including the underwriters’ exercise of their over-allotment option) in a secondary public offering of Class A Common Stock which closed on December 21, 2004. Opteum received total net proceeds of approximately $48.5 million from the privately placed issuance of trust preferred securities of Bimini Capital Trust I on May 17, 2005. Opteum received total net proceeds of approximately $48.5 million from the privately placed issuance of trust preferred securities of Bimini Capital Trust II in October 2005, the proceeds of which were used to fund the loan to OFS.

Mortgage Related Securities

At March 31, 2006, Opteum held $3.5 billion of agency or government mortgage related securities at fair value in Opteum’s portfolio. Opteum’s portfolio of mortgage related securities will typically be comprised of adjustable-rate mortgage backed securities, fixed-rate mortgage backed securities, hybrid adjustable-rate mortgage backed securities and balloon maturity mortgage backed securities. Opteum seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Opteum plans to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Opteum’s portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Opteum’s investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move. At March 31, 2006, Opteum’s TRS, OFS, owned $721.6 million of mortgage loans which were classified as mortgage loans held for sale. In addition, OFS owned approximately $105.2 million of residual interests in asset backed securities and $93.3 million of originated mortgage servicing rights. On going, it will be the intention of OFS to either sell the loans held for sale to a third party investor or issue asset backed securities with the mortgages on the OPMAC shelf. The period of time between issuing securities on the OPMAC shelf will typically be one full quarter, although market conditions may cause management to vary its issuance timing. In addition to general market conditions, prepayments, delinquencies, or defaults on these mortgage loans held for sale may affect the value of these loans in the future.

For the three months ended March 31, 2006, Opteum had consolidated interest income of $60.7 million and consolidated interest expense of $56.2 million. As of March 31, 2006, Opteum’s portfolio of MBS had a weighted average yield on assets of 4.44% and a net weighted average borrowing cost of 4.54%. Prepayments on the loans underlying Opteum’s mortgage related securities can alter the timing of the cash flows from the underlying loans to the Company. As a result, Opteum gauges the interest rate sensitivity of Opteum’s assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate mortgage backed securities in Opteum’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of Opteum’s portfolio will change as interest rates rise or fall. See "Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value."

The following tables summarize Opteum’s agency and government mortgage related securities as of March 31, 2006:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate Mortgage backed securities	$2,005,867,897	56.7%	4.70%	331	1-Apr-44	3.92	10.43%	1.79%
Fixed-Rate Mortgage backed securities	$715,618,090	20.2%	6.91%	277	1-Apr-36	n/a	n/a	n/a
Hybrid Adjustable-Rate Mortgage backed securities	$770,860,599	21.8%	4.33%	336	1-Nov-35	17.43	9.89%	1.75%
Balloon Maturity Mortgage backed securities	$46,207,624	1.3%	4.05%	45	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,538,554,210	100.0%	4.96%	312	1-Apr-44	7.67	10.28%	1.78%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$2,285,690,961	64.59%
Freddie Mac	676,176,953	19.11%
Ginnie Mae	576,686,296	16.30%
Total Portfolio	$3,538,554,210	100.00%

Entire Portfolio
Effective Duration (1)	1.59
Weighted Average Purchase Price	$102.49
Weighted Average Current Price	$100.67

(1) Effective duration of 1.59 indicates that an interest rate increase of 1% would be expected to cause a 1.59% decline in the value of the securities in the portfolio.

As of March 31, 2006, approximately 49.5% of the portfolio of 15 year fixed-rate coupon mortgage securities, and 44.0% of the 30 year fixed-rate coupon mortgage securities, contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

OFS held residual interests in twelve securitizations which contain loans originated or purchased by OFS prior to securitization. The total fair market value of these interests was approximately $105.2 million as of March 31, 2006. Prior to the acquisition of OFS, Opteum owned no residual interests in mortgage securitizations. It is expected that OFS will continue to hold residual interests in securitizations in the future.

OFS held originated mortgage servicing rights on approximately $8.4 billion in mortgages with a fair market value as of March 31, 2006 of approximately $93.3 million. Prior to the acquisition of OFS, Opteum owned no mortgage servicing rights. It is expected that OFS will continue to hold mortgage servicing rights in the future.

The table below shows the principal balance of Opteum’s investment securities, the net un-amortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous eight quarters for the portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS.

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At March 31,2006	$3,515,112,798	$111,754,082	$3,626,866,880	103.179	$3,538,554,210	100.667
At December 31, 2005	$3,457,891,363	$112,635,825	$3,570,527,188	103.257	$3,494,029,359	101.045
At September 30, 2005	$3,797,400,645	$113,392,661	$3,910,793,306	102.986	$3,858,319,701	101.604
At June 30, 2005	$3,784,668,467	$114,672,670	$3,899,341,137	103.030	$3,876,205,996	102.419
At March 31, 2005	$3,212,516,823	$109,389,703	$3,321,906,527	103.405	$3,299,051,561	102.694
At December 31, 2004	$2,876,319,085	$97,753,097	$2,974,072,182	103.399	$2,973,232,897	103.369
At September 30, 2004	$1,589,828,988	$48,498,955	$1,638,327,943	103.051	$1,638,264,065	103.047
At June 30, 2004	$1,479,500,209	$38,033,673	$1,517,533,882	102.571	$1,508,421,270	101.955
At March 31, 2004	$1,473,583,661	$39,535,014	$1,513,118,676	102.683	$1,516,539,744	102.915

The Company had approximately $90.9 million of cash and cash equivalents as of March 31, 2006.

Liabilities

In May 2005, Opteum issued $51.5 million of trust preferred securities of Bimini Capital Trust I (“BCTI”). The interest rate on the BCTI trust preferred securities is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses. In addition, in October 2005, Opteum issued an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”). The interest rate on the BCTII trust preferred securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over three-month LIBOR for the remaining 25 years. However, the trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses. Opteum believes that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, will exceed the cost of the debt. However, the issuance of debt at a fixed rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if Opteum is not able to invest at yields that exceed the cost of the trust preferred securities.

Opteum has entered into repurchase agreements to finance acquisitions of primarily agency and government mortgage related securities. None of the counter-parties to these agreements are affiliates of Opteum. These agreements are secured by the mortgage related securities and bear interest rates that are based on a spread to LIBOR. As of March 31, 2006, Opteum had 19 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 15 of these agreements.

At March 31, 2006, Opteum had approximately $3.4 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 4.54%, $1,644.3 million of which matures between two and 30 days, $1,142.5 million of which matures between 31 and 90 days, and $627.1 million of which matures in more than 90 days. It is Opteum’s present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counter-parties to our repurchase agreements. At March 31, 2006, the repurchase agreements were secured by mortgage related securities with an estimated fair value of $3.5 billion and a weighted average maturity of 312 months.

At March 31, 2006, Opteum’s repurchase agreements had the following counter-parties, amounts outstanding, amounts at risk and weighted average remaining maturities:

Repurchase Agreement Counter-parties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$963,877	$11,941	66	28.23%
Nomura Securities International, Inc.	430,521	16,862	85	12.61
Washington Mutual	410,994	12,625	9	12.04
Bear Stearns & Co. Inc.	299,764	7,788	44	8.78
UBS Investment Bank, LLC	246,670	8,448	54	7.23
Cantor Fitzgerald	209,148	10,256	24	6.13
Goldman Sachs	170,567	4,645	50	5.00
Morgan Stanley	165,555	5,053	41	4.85
JP Morgan Securities	149,603	4,665	78	4.38
Merrill Lynch	112,255	4,129	55	3.29
RBS Greenwich Capital	94,053	2,631	55	2.75
BNP Paribas	67,430	1,993	8	1.98
Lehman Brothers	56,782	1,499	89	1.66
Daiwa Securities America Inc.	19,732	884	98	0.57
Countrywide Securities Corp	17,004	491	24	0.50
Total	$3,413,955	$93,910		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of March 31, 2006, OFS had warehouse lines and aggregation lines of credit, used for the origination or purchase of mortgage loans, outstanding of approximately $679.2 million. At any given point in time, the dollar amount of loans held by OFS can be a high multiple of the amount of equity allocated to OFS. The warehouse lines and aggregation lines of credit enable OFS to originate or purchase loans and finance loans until they are sold in a timely and capital efficient manner. These borrowings leverage the equity capital at OFS. Functionally, OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to quarter end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregation lines of credit and loans sale agreements accounted for as financing consisted of the following at March 31, 2006:

Warehouse and aggregation lines of credit:	March 31, 2006
A committed warehouse line of credit for $100.0 million between the Company and Residential Funding Corporation ("RFC").	$7,095,775

A committed warehouse line of credit for $284.5 million between the Company and Colonial Bank.	199,050,231

A committed warehouse line of credit for $150.0 million between the Company and JP Morgan Chase.	90,881,688

An Aggregation facility for $1.0 billion between the Company and Citigroup Global Markets Realty Inc. to aggregate loans pending securitization.	273,213,144

A $750.0 million purchase and security agreement among OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”)	108,955,338

$679,196,176

OFS had other secured borrowings totaling $105.5 million that were collateralized by residual interests in securitizations and originated mortgage servicing rights. These borrowings are short-term and mature within 364 days. The outstanding balances on these lines of credit were as follows as of March 31, 2006:

March 31, 2006
A committed working capital line of credit for $82.5 million between OFS and Colonial Bank	$63,355,607
A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase	7,710,000
Citigroup Global Realty Inc., working capital line of credit secured by the retained interests in securitizations through OPMAC 2005-4	34,386,512

$105,452,119

Opteum has lent to OFS $65.0 million (long term) and $8.8 million (short term) for a total of $73.8 million to use for general operating purposes. OFS pays Opteum interest at an annual rate of 11.0%, payable semi-annually, on the long term loan, which matures on November 1, 2015 and 11.0% on the short term loans. The amounts under this arrangement were eliminated in preparation of the consolidated financial statements.

Equity

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately $11.8 million from December 31, 2005 to March 31, 2006.  This is reflective of an overall decline in the fair value of Opteum’s portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically inside two years and these rates increased substantially over the period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

The Company has negative retained earnings (titled “accumulated deficit” in the stockholders’ equity section) at March 31, 2006 partially because of the consequences of Opteum’s tax qualification as a REIT. The negative retained earnings was entirely a result of Opteum’s REIT qualification as of December 31, 2004 and 2003. As is more fully described in the section titled “Future Taxable Income Distributions,” Opteum’s dividends are based on its net taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying financial statements).  Therefore, to the extent that Opteum’s cumulative net taxable income is greater than cumulative financial statement income and Opteum continues to pay out as dividends all of its net taxable income, the Company will report negative retained earnings on its balance sheet.

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase balances outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended March 31, 2006 and the eight previous quarters for Opteum’s portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS’s results of operations. Opteum commenced operations on December 19, 2003 and quarterly results for the period ended December 31, 2003 are not meaningful.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
March 31, 2006	$3,516,291,784	$42,219,327	4.803%	$3,375,776,594	$37,660,857	4.462%	$4,558,470	0.340%
December 31, 2005	$3,676,174,530	$43,139,911	4.694%	$3,533,486,002	$35,912,966	4.065%	$7,226,945	0.629%
September 30, 2005	$3,867,262,849	$43,574,308	4.507%	$3,723,603,116	$33,101,847	3.556%	$10,472,461	0.951%
June 30, 2005	$3,587,628,779	$36,748,640	4.097%	$3,449,743,973	$26,703,422	3.096%	$10,045,218	1.001%
March 31, 2005	$3,136,142,229	$31,069,934	3.963%	$2,976,409,157	$19,841,710	2.667%	$11,228,224	1.296%
December 31, 2004	$2,305,748,481	$20,463,071	3.550%	$2,159,890,886	$10,824,164	2.005%	$9,638,907	1.545%
September 30, 2004	$1,573,342,668	$11,017,346	2.801%	$1,504,919,407	$4,253,337	1.131%	$6,764,009	1.670%
June 30, 2004	$1,512,480,507	$10,959,098	2.898%	$1,452,004,000	$4,344,012	1.197%	$6,615,086	1.702%
March 31, 2004	$871,140,453	$7,194,033	3.303%	$815,814,500	$2,736,434	1.342%	$4,457,599	1.962%

Actions by the Federal Reserve and the resulting impact on various market interest rates have adversely impacted the net interest spread earned on Opteum’s portfolio of MBS securities over Opteum’s repurchase agreement funding.  Management has taken steps to mitigate the continued impact of further interest rate movements initiated by the Federal Reserve. Opteum’s portfolio of MBS securities has been adjusted and now contains a greater proportion of adjustable rate securities whose coupons reset in 12 months or less.  However, while the coupons on these securities reset frequently and their coupons are tied to the same market interest rates impacted by Federal Reserve actions; they do so with a lag and there is no assurance that net interest spread will not be compressed further.

Results of Operations

The quarter ended March 31, 2006 as compared with the quarter ended March 31, 2005 differed substantially because Opteum’s asset base changed significantly during the year and because Opteum acquired OFS. Other factors making the first quarter of 2006 difficult to compare with prior periods include the following: Opteum had limited operations in 2003, the Company concluded four separate equity raises during 2004, and the Company issued $103.1 million of junior subordinated debt during 2005. During the first quarter of 2006, the Company issued no shares of any class of its stock other than for Board or employee compensation. In addition, the Company purchased 527,300 shares of its Class A Common Stock in the open market place during the first quarter of 2006 for an aggregate of $4.5 million, at an average price of $8.38. The Company issued no junior subordinated debt in the first quarter of 2006.

Consolidated net loss for the quarter ended March 31, 2006 was ($5.1) million, compared to $10.9 million of net income for the quarter ended March 31, 2005. Consolidated net loss per diluted Class A Common Share was ($0.21) in the quarter ended March 31, 2006 compared to $0.52 of per share income for the same period in 2005.

Opteum expected the acquisition of OFS in the fourth quarter of 2005 to result in the addition of substantial ongoing operating expenses for the Company because the mortgage origination business is very labor intensive. For the quarter ended March 31, 2006 consolidated general and administrative costs at the Company were $20.1 million. Operating expenses, which incorporate trading costs, commissions and other direct costs, were $ 0.3 million for the quarter. OFS had approximately 1,000 employees as of March 31, 2006.

The Company earned $4.5 million of consolidated net interest income for the quarter ended March 31, 2006, and $11.2 million of net interest income for the quarter ended March 31, 2005. As measured against invested assets during each period, these net interest earnings represented an annualized net yield of approximately 0.13% for the quarter ended March 31, 2006 and 1.29% for the quarter ended March 31, 2005. These earnings are not representative of what can be expected for future periods, as Opteum only began to acquire investments in late December 2003, and the funds received during the year ended December 2004 from the private placements and public offerings were not fully invested for the entire twelve-month period. Borrowing rates increased during 2005 and during the first quarter of 2006 faster than the yields on Opteum’s current portfolio. The substantial decrease in the spread between the yields on assets and the costs to finance those assets will inevitably cause a decrease in net interest spread and net earnings. In 2005, Opteum issued $103.1 million of trust preferred securities, approximately half of which were used by Opteum to purchase mortgage related securities. The addition of these notes will make comparing Opteum’s first quarter 2006 results to past periods more difficult. The acquisition of OFS will create potential opportunities for earnings but will also add substantial expenses making the comparison of Opteum’s results to past reporting periods difficult.

During the three months ended March 31, 2006, the Company, through its TRS, sold approximately $1.4 billion of originated and purchased mortgage loans held for sale. OFS serviced approximately $8.2 billion of originated mortgage servicing rights as of March 31, 2006. It is OFS’s intention to continue to hold originated mortgage servicing rights. Opteum did not sell any mortgage related securities from the investment portfolio during the quarter ended March 31, 2006. Although Opteum generally intends to hold its portfolio investment securities to maturity, Opteum may determine at some time before they mature that it is in its interest to sell them and purchase securities with other characteristics. In that event, Opteum’s earnings will be affected by realized gains or losses.

For the quarters ended March 31, 2006 and 2005 comprehensive income (loss) was ($16.9) million including the net unrealized loss on the available for sale securities of ($11.8) million and $(13.8) million including the net unrealized loss on available for sale securities of ($22.7) million respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments
(in thousands)

	For the Period Ending March 31, 2006	For the Period Ending March 31, 2005
Fair Value adjustment of residuals interests, trading	$(4,226)	N/A
Gain on Sales	20,829	N/A
Fees on brokered loans	1,549	N/A
Gain on derivatives	3,402	N/A
Direct loan origination expenses, deferred	1,238	N/A
Fees earned, brokering servicing	771	N/A
Write off purchased pipeline(Purchase Accounting Adjustment)	(534)	N/A
	23,029	N/A

Direct loan origination expenses, reclassified	(15,952)	N/A

Net gain on sale of mortgage loans	$7,077	N/A

Taxable Net Income

Taxable net income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income from REIT activities as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable net income and Opteum’s financial statement net income from REIT activities can be substantial, and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently from REIT activities include restricted stock awards, depreciation of property and equipment, and the accounting for debt issuance costs.

For the three months ended March 31, 2006, Opteum's taxable net income was approximately $0.4 million greater than Opteum's financial statement net income from REIT activities. Substantially all of this amount is attributable to the phantom stock awards, and the future deduction of this amount against taxable net income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through March 31, 2006, Opteum's net taxable income is approximately $3.3 million greater than Opteum's financial statement net income from REIT activities as reported in its financial statements.

Future Taxable Income Distributions

In future periods, Opteum’s net taxable income may grow to be even greater than consolidated GAAP net income as the interest on the $65.0 million loan Opteum made to OFS could generate annual net taxable income of $7.2 million. This interest is not reported on the Company’s consolidated financial statements as it is eliminated in consolidation.

In order to maintain Opteum’s qualification as a REIT, Opteum is required (among other provisions) to distribute dividends to stockholders in an amount at least equal to, generally, 90% of its net taxable income. Net taxable income is a term that describes operating results following taxation rules and regulations governed by various provisions of the Code. Net taxable income is computed differently from net income as computed in accordance with GAAP ("GAAP net income"), which is included in the Company’s consolidated financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between net taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year is not a deduction for net taxable income until a later year. As a REIT, Opteum may be subject to a federal excise tax. An excise tax is incurred if Opteum distributes less than 85 percent of its net taxable income by the end of the calendar year. Opteum's most significant item currently being accounted for differently are the restricted stock awards.

OFS is treated as a TRS of Opteum. OFS is subject to corporate income taxes and files stand-alone federal and state income tax returns. OFS had IRLCs along with other instruments that are hedges for both these IRLCs and mortgage loans held for sale and both are considered freestanding derivatives. The changes to the fair value of these freestanding derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these freestanding derivatives was a gain of approximately $3.5 million as of March 31, 2006. OFS can recognize a gain in the value of mortgages held for sale only when the loans are sold.

Liquidity and Capital Resources

Opteum’s primary source of funds as of March 31, 2006 consisted of repurchase agreements totaling $3.4 billion, with a net weighted average borrowing cost of 4.54%. Opteum expects to continue to borrow funds in the form of repurchase agreements. At March 31, 2006, Opteum had master repurchase agreements in place with 19 counter-parties and had outstanding balances under 15 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at Opteum’s option or at the option of the counter-party. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. As of March 31, 2006, all of the existing repurchase agreements matured in less than one year. Increases in short-term interest rates could negatively impact the valuation of Opteum’s mortgage related securities, which could limit Opteum’s borrowing ability or cause Opteum’s lenders to initiate margin calls.

During 2005, Opteum entered into contracts and paid commitment fees to three lenders providing for an aggregate of $1.85 billion in committed repurchase lines at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase lines. Each one of these lines will be eligible for renewal at some point during 2006. It is the Company’s intention to renew these lines. However, market conditions could change making the renewal of these contractual arrangements more expensive or unattainable.

In addition, in order to facilitate the origination of mortgage loans, OFS had warehouse lines and aggregation lines of credit outstanding of approximately $697.9 million at March 31, 2006. OFS also had approximately $105.5 million outstanding on other lines of credit that are secured by the residual interests and the originated mortgage servicing rights with various lenders. The rates on these borrowings generally are based on a spread to LIBOR.

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

Opteum believes that equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable Opteum to meet anticipated liquidity requirements. Various changes in market conditions could adversely affect liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations, or the reduction of fee income generated through mortgage originations at OFS. If cash resources are at any time insufficient to satisfy the liquidity requirements, Opteum may be required to pledge additional assets to meet margin calls, liquidate mortgage related securities or sell debt or additional equity securities. If required, the sale of mortgage related securities or originated mortgage loans held for sale (by OFS) at prices lower than the carrying value of such assets would result in losses and reduced income.

Opteum may in the future increase capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. All debt securities, other borrowings, and classes of preferred stock will be senior to the Class A Common Stock in a liquidation of the company. Additional equity offerings may be dilutive to stockholders' equity or reduce the market price of the Class A Common Stock, or both. Opteum is unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

Off-Balance Sheet Arrangements

As discussed previously, OFS pools the loans they originate and purchase and securitizes them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. During the first quarter of 2006 OFS executed one securitization collateralized by $934.4 million of loans. In addition, OFS held approximately $105.2 million of retained interests from securitizations as of March 31, 2006. OFS’s ability to use the securitization capital market is critical to the operations and overall profitability of the business.

External factors that are reasonably likely to affect OFS’s ability to continue to use these markets would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent OFS from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk, or market specific events such as a default of a comparable type of securitization. If OFS were unable to access the securitization market, OFS may still be able to finance the mortgage operations by selling the loans to investors in the whole loan market but at lower than anticipated margins.

Specific items that may affect OFS’s ability to use the securitizations to finance their loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by OFS’s collateral. OFS’s financial condition could also have an adverse impact on their ability to access the securitization market if there was the perception that their financial condition had deteriorated to the point where investors would question OFS’s ability to stand behind their representations and warranties made in connection with their securitizations (Opteum has guaranteed the performance of OFS’s representation and warranties). The financial performance and condition of the past securitizations of OFS are too early to evaluate the impact of the underlying collateral’s performance. Additionally, past economic conditions that may have contributed to a favorable performance may not be an indication of future performance should economic conditions change unfavorably.

OFS has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of March 31, 2006, OFS had outstanding commitments to originate loans of approximately $368.2 million. As of March 31, 2006, OFS had outstanding commitments to sell loans of approximately $213.0 million. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

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

Credit Risk

At March 31, 2006, Opteum had limited its exposure to credit losses on its portfolio of securities by purchasing primarily securities from federal agencies or federally chartered entities, such as, but not limited to, Fannie Mae, Freddie Mac, and Ginnie Mae. The portfolio is diversified to avoid undue loan origination, geographic and other types of concentrations. Opteum manages the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

Opteum is engaged in various trading and brokerage activities in which counter-parties primarily include broker-dealers, banks, and other financial institutions. In the event counter-parties do not fulfill their obligations, Opteum may be exposed to risk of loss. The risk of default depends on the creditworthiness of the counter-party and/or issuer of the instrument. It is Opteum’s policy to review, as necessary, the credit standing for each counter-party.

OFS has credit exposure to representation and warranties with respect to loans OFS sells to the whole loan market and loans OFS sells to securitization entities. When OFS sells loans to the whole loan market, OFS has exposure for loans that default within certain timeframes. In these cases, OFS may be obligated to repurchase the loans.  In addition, the credit performance of the loans originated or acquired by OFS will ultimately impact the performance of their retained interests in securitizations or the value of the originated mortgage servicing rights.  The valuation of both retained interests in securitizations and mortgage servicing rights is a function of both the credit performance of the underlying loans as well as the prepayment speeds realized.

Interest Rate Risk

Movements in interest rates can pose risks to Opteum either in a rising or declining interest rate environment. Opteum depends on substantial borrowings to conduct Opteum’s business. These borrowings are most typically done at variable interest rate terms which will increase as short-term interest rates rise. (Note that the interest rates on Opteum’s junior subordinated notes are fixed for the first five years.) Additionally, when interest rates rise, the prices of securities in Opteum’s portfolio, loans held for sale and any loan applications in process with locked-in rates at OFS decrease in value. To preserve the value of such loans or applications in process with locked-in rates, agreements may be executed for mandatory loan sales to be settled at future dates with fixed prices. These sales can take the form of forward sales of mortgage backed securities.

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

IRLCs and derivative assets or liabilities arising from OFS’s derivative activities are included in mortgage loans held for sale in the accompanying consolidated financial statements. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Swap Agreements

OFS enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure on IRLCs and mortgage loans held for sale that will be securitized. When OFS enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR.

The following tables summarize OFS's interest rate sensitive instruments as of March 31, 2006:

		Notional Amount	Carrying Amount	Estimated Fair Value
March 31, 2006
Assets:
Mortgage loans held for sale	$		$707,095,613	$709,910,926
Mortgage servicing rights	$		$93,337,355	$93,337,355

Commitments and contingencies:
Mortgage loans held for sale related positions:
Interest Rate Lock Commitments		$368,156,694	$1,150,707	$1,150,707
Interest Rate SWAP Agreements		$533,700,000	$1,494,429	$1,494,429
Forward delivery commitments		$213,000,000	$876,966	$876,966

Contractual Obligations and Commitments

The following table provides information with respect to the Company’s contractual obligations at March 31, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements	$3,413,954	$3,413,954	$-	$-	$-
Warehouse lines of credit	679,196	679,196	-	-	-
Drafts payable	18,665	18,665	-	-	-
Other secured borrowings	105,452	105,452
Junior subordinated notes	103,097	-	-	103,097	-
Operating leases	18,419	5,914	8,725	2,770	1,010

Total	$4,338,783	$4,223,181	$8,725	$105,867	$1,010

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Opteum

Opteum believes the primary risk inherent in its investments is the effect of movements in interest rates. This arises because the changes in interest rates on Opteum's borrowings will not be perfectly coordinated with the effects of interest rate changes on the income from, or value of, its investments. Opteum therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. Opteum seeks to minimize differences between the interest rate indices and interest rate adjustment periods of its adjustable-rate mortgage backed securities and those of its related borrowings.

Opteum's interest rate risk management program encompasses a number of procedures, including the following:

▪	monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings;

▪
attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage backed securities to have a range of different maturities and interest rate adjustment periods. Opteum attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage backed securities. At March 31, 2006, the weighted average months to reset of Opteum's adjustable-rate mortgage backed securities was 3.9 months and the weighted average reset on the corresponding repurchase agreements was 1.6 months; and

▪
actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. Opteum's liabilities under its repurchase agreements are all LIBOR-based, and Opteum, among other considerations, selects its adjustable-rate mortgage backed securities to favor LIBOR indexes. As of March 31, 2006, over 31.6% of its adjustable-rate mortgage backed securities were LIBOR-based.

As a result, Opteum expects to be able to adjust the average maturities and reset periods of its borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, Opteum attempts to reduce the risk of differences between interest rate adjustment periods of its adjustable-rate mortgage backed securities and those of its related borrowings.

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

Effect on Net Interest Income

Opteum funds its investments in long-term fixed-rate and hybrid adjustable-rate mortgage backed securities with short-term borrowings under repurchase agreements. During periods of rising interest rates, the borrowing costs associated with those fixed-rate and hybrid adjustable-rate mortgage backed securities tend to increase while the income earned on such fixed-rate mortgage backed securities and hybrid adjustable-rate mortgage backed securities (during the fixed-rate component of such securities) may remain substantially unchanged. This results in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Opteum may enter into interest rate cap contracts or forward funding agreements seeking to mitigate the negative impact of a rising interest rate environment. Hedging techniques will be based, in part, on assumed levels of prepayments of Opteum's fixed-rate and hybrid adjustable-rate mortgage backed securities. If prepayments are slower or faster than assumed, the life of the mortgage related securities will be longer or shorter, which would reduce the effectiveness of any hedging techniques Opteum may utilize and may result in losses on such transactions. Hedging techniques involving the use of derivative securities are highly complex and may produce volatile returns. Opteum's hedging activity will also be limited by the asset and sources-of-income requirements applicable to it as a REIT.

Extension Risk

Opteum invests in fixed-rate and hybrid adjustable-rate mortgage backed securities. Hybrid adjustable-rate mortgage backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage backed securities. As of March 31, 2006, approximately 21.8% of Opteum's investment portfolio was comprised of hybrid adjustable-rate mortgage backed securities. Opteum computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage backed securities based on the market's assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage backed security is acquired with borrowings, Opteum may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage backed security. This strategy is designed to protect Opteum from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact Opteum as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage backed security would remain fixed. This situation may also cause the market value of Opteum's fixed-rate and hybrid adjustable-rate mortgage backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, Opteum may be forced to sell assets and incur losses to maintain adequate liquidity.

Adjustable-Rate and Hybrid Adjustable-Rate Mortgage Backed Security Interest Rate Cap Risk

Opteum also invests in adjustable-rate and hybrid adjustable-rate mortgage backed securities, which are based on mortgages that are typically subject to periodic and lifetime interest rate caps and floors, which limit the amount by which an adjustable-rate or hybrid adjustable-rate mortgage backed security's interest yield may change during any given period. However, Opteum's borrowing costs pursuant to its repurchase agreements will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rate costs on Opteum's borrowings could increase without limitation by caps, while the interest-rate yields on Opteum's adjustable-rate and hybrid adjustable-rate mortgage backed securities would effectively be limited by caps. This problem will be magnified to the extent Opteum acquires adjustable-rate and hybrid adjustable-rate mortgage backed securities that are not based on mortgages which are fully indexed. Further, the underlying mortgages may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in Opteum's receipt of less cash income on its adjustable-rate and hybrid adjustable-rate mortgage backed securities than it needs in order to pay the interest cost on its related borrowings. These factors could lower Opteum's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact Opteum's financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

Opteum intends to fund a substantial portion of its acquisitions of adjustable-rate and hybrid adjustable-rate mortgage backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage related securities it is financing. Thus, Opteum anticipates that in most cases the interest rate indices and repricing terms of its mortgage related securities and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Therefore, Opteum's cost of funds would likely rise or fall more quickly than would its earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact Opteum's financial condition, cash flows and results of operations.

Prepayment Risk

Prepayment rates for existing mortgage related securities generally increase when prevailing interest rates fall below the market rate existing when the underlying mortgages were originated. In addition, prepayment rates on adjustable-rate and hybrid adjustable-rate mortgage backed securities generally increase when the difference between long-term and short-term interest rates declines or becomes negative. Prepayments of mortgage related securities could harm Opteum's results of operations in several ways. Some adjustable-rate mortgages underlying Opteum's adjustable-rate mortgage backed securities may bear initial "teaser" interest rates that are lower than their "fully-indexed" rates, which refer to the applicable index rates plus a margin. In the event that such an adjustable-rate mortgage is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, the holder of the related mortgage backed security would have held such security while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the expected life of the adjustable-rate mortgage backed security. Opteum currently owns mortgage related securities that were purchased at a premium. The prepayment of such mortgage related securities at a rate faster than anticipated would result in a write-off of any remaining capitalized premium amount and a consequent reduction of Opteum's net interest income by such amount. Finally, in the event that Opteum is unable to acquire new mortgage related securities to replace the prepaid mortgage related securities, its financial condition, cash flow and results of operations could be harmed.

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

The following sensitivity analysis table shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at March 31, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage backed securities
(Fair Value $2,005,867,897)
Change in fair value	$16,166,632	$(16,166,632)	$(32,333,265)
Change as a percent of fair value	0.81%	(0.81)%	(1.61)%
Fixed-Rate Mortgage backed securities
(Fair Value $715,618,090)
Change in fair value	$20,237,576	$(20,237,576)	$(40,475,152)
Change as a percent of fair value	2.83%	(2.83)%	(5.66)%
Hybrid Adjustable-Rate Mortgage backed securities
(Fair Value $770,860,599)
Change in fair value	$18,999,423	$(18,999,423)	$(37,998,847)
Change as a percent of fair value	2.46%	(2.46)%	(4.93)%
Balloon Maturity Mortgage backed securities
(Fair Value $46,207,624)
Change in fair value	$1,014,616	$(1,014,616)	$(2,029,231)
Change as a percent of fair value	2.20%	(2.20)%	(4.39)%
Cash
(Fair Value $90,872,039)
Portfolio Total
(Fair Value $3,538,554,210)
Change in fair value	$56,418,247	$(56,418,247)	$(112,836,495)
Change as a percent of fair value	1.59%	(1.59)%	(3.19)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage backed securities
(Fair Value $2,005,867,897)
Change in fair value	$11,147,725	$(20,442,648)	$(48,982,325)
Change as a percent of fair value	0.56%	(1.02)%	(2.44)%
Fixed-Rate Mortgage backed securities
(Fair Value $715,618,090)
Change in fair value	$15,462,859	$(23,956,489)	$(50,974,089)
Change as a percent of fair value	2.16%	(3.35%)	(7.12)%
Hybrid Adjustable-Rate Mortgage backed securities
(Fair Value $770,860,599)
Change in fair value	$16,355,201	$(21,085,397)	$(45,187,504)
Change as a percent of fair value	2.12%	(2.74)%	(5.86)%
Balloon Maturity Mortgage backed securities
(Fair Value $46,207,624)
Change in fair value	$959,434	$(1,033,681)	$(2,067,301)
Change as a percent of fair value	2.08%	(2.24%)	(4.47%)
Cash
(Fair Value $90,872,039)
Portfolio Total
(Fair Value $3,538,554,210)
Change in fair value	$43,925,219	$(66,518,215)	$(147,211,219)
Change as a percent of fair value	1.24%	(1.88)%	(4.16)%

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

Opteum's liabilities, consisting primarily of repurchase agreements, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, Opteum could be required to post additional collateral in order to maintain the repurchase agreement position. Opteum maintains a substantial cash position, as well as unpledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, Opteum's collateral as of March 31, 2006 would decline in value by approximately $147.2 million.

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

OFS’s failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of OFS’s business could harm OFS’s operations and profitability. As a mortgage lender, loan servicer and broker, OFS is subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program OFS’s technology systems and effectively train OFS’s associates, thereby potentially increasing OFS’s exposure to the risks of noncompliance with these laws and regulations.

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

▪
the party owing money in the hedging transaction may default on its obligation to pay, and a default by a party with whom OFS enters into a hedging transaction may result in the loss of unrealized profits; and

▪
OFS may not be able to dispose of or close out a hedging position without the consent of the hedging counter-party, and OFS may not be able to enter into an offsetting contract in order to cover OFS’s risks.

When interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such fixed-rate loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage backed securities.

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In such instances, OFS may be required to purchase back these mandatory delivery agreements at current market prices, possibly incurring losses upon settlement. OFS uses an interest rate hedging program to manage these risks. Through this program, mortgage backed securities are purchased and sold forward or options are acquired on treasury futures contracts.

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

Risks associated with OFS’s retained interests in residuals and mortgage servicing rights:

Geographic concentration of mortgage loans OFS originates or purchases increases OFS’s exposure to risks in those areas, especially in California, Georgia and Florida. Over-concentration of loans OFS originates or purchases in any one geographic area increases OFS’s exposure to the economic and natural hazard risks associated with that area.

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

At March 31, 2006 and December 31, 2005 key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

	At March 31, 2006	At December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$105,196,205	98,010,592
Weighted average life (in years)	3.81	2.62
Prepayment assumption (annual rate)	36.99%	32.53%
Impact on fair value of 10% adverse change	$(10,788,268)	(7,817,000)
Impact on fair value of 20% adverse change	$(19,670,422)	(16,089,000)
Expected Credit losses (annual rate)	0.545%	0.607%
Impact on fair value of 10% adverse change	$(3,859,312)	(3,247,000)
Impact on fair value of 20% adverse change	$(7,078,785)	(6,419,000)
Residual Cash-Flow Discount Rate	13.99%	13.96%
Impact on fair value of 10% adverse change	$(5,761,154)	(3,804,000)
Impact on fair value of 20% adverse change	$(11,014,808)	(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(31,560,231)	(21,265,000)
Impact on fair value of 20% adverse change	$(58,145,201)	(34,365,000)

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2005 and 2006 are listed below. Subsequent to the acquisition of OFS management has assessed all assumptions used in the valuation of retained interests. As part of our effort to hedge our retained interest positions, certain of these assumptions have been adjusted to make them consistent with the assumptions underlying our hedging strategies.

	2006	2005
Prepayment speeds (CPR)	39.63%	28.65%
Weighted-average-life	4.810	2.830
Expected credit losses	0.640%	1.069%
Discount rates	16.710%	14.896%
Interest rates	Forward LIBOR Yield curve	Forward LIBOR Yield curve

ITEM 4. Controls And Procedures.

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

PART II.

OTHER INFORMATION.

ITEM 1. Legal Proceedings.

OFS is involved in ordinary routine litigation incidental to the business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, OFS does not anticipate that any such liability will have a material effect on the Company’s consolidated financial position or results of operations.

Opteum is not involved in any legal proceedings.

ITEM 1A. RISK FACTORS.

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month#1 (1/1/06-1/31/06)	-	-	-	1,238,200
Month#2 (2/01/06-2-28-06)	138,500	8.85	700,300	1,099,700
Month#3 (3/01/06-3/31/06)	388,800	8.21	1,089,100	710,900
Total	527,300	8.38

Notes:
•	The intention to acquire shares of its Class A common stock in the open market was authorized by the Company’s Board of Directors and announced October 7, 2005.
•	The share by-back program authorizes management to acquire up to 1,800,000 shares of the Company’s Class A Common Stock and will be in effect for a period of one year.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of the Company was held on April 28, 2006.

1. Election of Directors.  At the meeting, Jason Kaplan was elected for the term expiring in 2007, Peter R. Norden was elected for the term expiring in 2008, and Maureen A. Hendricks and Jeffrey J.  Zimmer were re-elected for terms expiring in 2009. For each nominee, the number of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
Jason Kaplan	20,397,082	1,903,185
Peter R. Norden	20,370,492	1,903,185
Maureen A. Hendricks	20,387,997	1,912,270
Jeffrey J. Zimmer	20,363,840	1,936,427

The following directors continued in office after the meeting:

Kevin L. Bespolka, W. Christopher Mortenson, Robert E. Cauley and Buford H. Ortale.

2. Ratification of Appointment of Independent Auditors.  At the meeting, the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2006 was ratified.  The number of votes cast for and against the selection of the auditors and the number of abstentions were as follows:

FOR	AGAINST	ABSTAIN
21,677,556	519,370	103,341

3. Conversion Proposals. At the meeting, (a) the conversion of 1,223,208 shares of the Company's Class A Redeemable Preferred Stock into shares of Class A Common Stock on a one-for-one basis and (b) the issuance of shares of Class A Common Stock in lieu of any shares of Class B Redeemable Preferred Stock which may be issuable by the Company under the terms of its agreement relating to the acquisition of OFS was authorized. The number of votes cast for and against the conversion proposals and the number of abstentions were as follows.

	FOR	AGAINST	ABSTAIN
(a)	15,269,107	664,225	205,807
(b)	11,442,580	4,489,762	206,797

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

2.1	Agreement of Plan of Merger, incorporated by reference to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
4.1	Specimen Common Stock Certificate filed herewith
10.1	2003 Long-Term Incentive Compensation Plan, incorporated by reference to the Company’s Form S-11/A, effective as of March 31, 2004, filed with the SEC on May 26, 2004
10.2	Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004
10.3	Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004
10.4	Employment Agreement between Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to the Company’s Form 10-K, dated September 29, 2005, filed with the SEC on March 10, 2006
10.5
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates, incorporated by reference to the Company’s Form S-11/A, filed with the SEC on May 26, 2004

10.6
Agency Agreement, dated November 20, 2003 between AVM, L.P. and Bimini Mortgage Management, Inc., incorporated by reference to the Company’s Form S-11/A, dated November 20, 2003, filed with the SEC on May 26, 2004

10.7	2004 Performance Bonus Plan, incorporated by reference to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004
10.8
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

10.9
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to the Company’s Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

31.1	Certification of the Chief Executive Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEUM INC.

Date: May 8, 2006	By:	/s/ Robert E. Cauley Robert E. Cauley Chief Financial Officer, Chief Investment Office and Secretary