Form 10-Q
period 2006-06-30
Opteum Inc.
filed 2006-08-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,363,499; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

OPTEUM INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
ASSETS	2006	2005

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,402,507,367	$3,493,490,046
Unpledged, at fair value	4,780,647	539,313

TOTAL MORTGAGE BACKED SECURITIES	3,407,288,014	3,494,029,359

Cash and cash equivalents	71,416,035	130,510,948
Restricted cash	1,080,000	2,310,000
Securities held for sale	987,716	2,782,548
Mortgage loans held for sale, net	756,838,343	894,237,630
Retained interests, trading	88,395,952	98,010,592
Mortgage servicing rights, net	96,637,099	86,081,594
Principal payments receivable	18,519,079	21,497,365
Accrued interest receivable	16,107,413	15,740,475
Other receivables, net	10,229,903	24,512,118
Property and equipment, net	17,113,546	16,067,170
Prepaid and other assets	22,163,947	19,321,766
TOTAL ASSETS	$4,506,777,047	$4,805,101,565
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,306,887,250	$3,337,598,362
Warehouse lines of credit and drafts payable	736,969,786	873,741,429
Other secured borrowings	104,825,432	104,886,339
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	25,490,425	30,232,719
Unsettled security purchases	-	58,278,701
Dividends payable	6,318,383	-
Compensation and related benefits payable	801,667	-
Deferred tax liability	7,703,705	18,360,679
Accounts payable, accrued expenses and other	14,607,421	26,417,996

TOTAL LIABILITIES	4,306,701,069	4,552,613,225

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares of Class A Redeemable and 2,000,000 shares as Class B Redeemable; issued and outstanding at December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable; no shares issued and outstanding at June 30, 2006	-	1,223
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 24,354,114 shares issued and outstanding at June 30, 2006 and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005	24,354	24,129
Less Treasury Stock; 561,800 shares of Class A Common Stock, at cost, at December 31, 2005	-	(5,236,354)
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at June 30, 2006 and December 31, 2005	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at June 30, 2006 and December 31, 2005	319	319
Additional paid-in capital	333,692,307	342,230,342
Accumulated other comprehensive loss	(110,485,739)	(76,494,378)
Accumulated deficit	(23,155,582)	(8,037,260)

TOTAL STOCKHOLDERS' EQUITY	200,075,978	252,488,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,506,777,047	$4,805,101,565
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUES:
INTEREST INCOME:
Interest income, net of amortization of premium and discount	$135,965,632	$67,818,574	$75,293,511	$36,748,640
Interest expense	(116,707,064)	(46,545,132)	(60,518,293)	(26,453,422)

NET INTEREST INCOME	19,258,568	21,273,442	14,775,218	10,295,218

(LOSSES) ON SALES OF MORTGAGE LOANS	(2,072,488)	-	(9,149,146)	-
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	1,982,382	-	-

SERVICING INCOME:
Servicing fee income	12,674,275	-	6,375,051	-
Fair value adjustments to mortgage servicing rights	(10,830,079)	-	(2,767,598)	-
NET SERVICING INCOME	1,844,196	-	3,607,453	-

OTHER INCOME	3,277,379	-	1,529,237	-
TOTAL NON-INTEREST INCOME(LOSS)	3,049,087	1,982,382	(4,012,456)	-

TOTAL NET REVENUES	22,307,655	23,255,824	10,762,762	10,295,218

EXPENSES:
DIRECT OPERATING EXPENSES	545,823	623,918	226,573	283,945
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	17,620,883	2,522,610	9,596,327	1,317,277
Directors’ fees and liability insurance	420,034	306,973	210,139	150,523
Audit, legal and other professional fees	2,614,897	360,600	1,412,749	162,595
Other interest expense	3,680,857	-	1,949,072	-
Other administrative expenses	18,534,446	315,485	9,596,719	162,479
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	42,871,117	3,505,668	22,765,006	1,792,874
TOTAL EXPENSES	43,416,940	4,129,586	22,991,579	2,076,819

(LOSS) INCOME BEFORE INCOME TAXES	(21,109,285)	19,126,238	(12,228,817)	8,218,399

INCOME TAX BENEFIT	12,333,281	-	8,539,937	-
NET (LOSS) INCOME	$(8,776,004)	$19,126,238	$(3,688,880)	$8,218,399
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE OF:
CLASS A COMMON STOCK	$(0.37)	$0.90	$(0.15)	$0.39
CLASS B COMMON STOCK	$(0.36)	$0.90	$(0.15)	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A COMMON STOCK	23,704,908	20,846,479	23,970,333	20,896,789
CLASS B COMMON STOCK	319,388	319,388	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.36	$0.93	$0.25	$0.40
CLASS B COMMON STOCK	$0.36	$0.93	$0.25	$0.40
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2006

	Common Stock, Amounts at par value			Class A Redeemable Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$(8,037,260)	$ 252,488,340

Fair value adjustment upon adoption of SFAS No. 156 (see Note 5)	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A Common Stock for board compensation and equity plan phantom share exercises, net	91	-	-	-	-	196,222	-	-	196,313
Conversion of Class A Redeemable Preferred into Class A Common	1,223	-	-	(1,223)	-	-	-	-	-
Treasury Stock Purchases	-	-	-	-	(4,500,326)	-	-	-	(4,500,326)
Retirement of Treasury Stock	(1,089)	-	-	-	9,736,680	(9,735,591)	-	-	-
Cash dividends declared, March 2006	-	-	-	-	-	-	-	(2,645,853)	(2,645,853)
Cash dividends declared, June 2006	-	-	-	-	-	-	-	(6,318,383)	(6,318,383)
Phantom shares vested and amortization of equity plan compensation, net	-	-	-	-	-	1,129,718	-	-	1,129,718
Stock issuance costs	-	-	-	-	-	(128,384)	-	-	(128,384)
Net loss	-	-	-	-	-	-	-	(8,776,004)	(8,776,004)
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(33,991,361)	-	(33,991,361)
Comprehensive loss	-	-	-	-	-	-	-	-	(42,767,365)

Balances, June 30, 2006	$ 24,354	$ 319	$ 319	$ -	$ -	$ 333,692,307	$(110,485,739)	$(23,155,582)	$ 200,075,978

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,776,004)	$19,126,238
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on sale of mortgage loans held for sale	2,072,488	-
Amortization of premium and discount on mortgage backed securities	(7,504,090)	14,844,054
Decrease in residual interest in asset backed securities	9,614,640	-
Decrease in securities held for sale	1,794,832	-
Increase in mortgage servicing rights, net	(6,257,280)	-
Deferred income tax benefit	(12,333,281)	-
Gains on sales of mortgage backed securities	-	(1,982,382)
Stock compensation	1,626,307	1,195,799
Depreciation and amortization	2,103,872	73,693
Changes in operating assets and liabilities:
Decrease in mortgage loans held for sale	135,326,799	-
Decrease in other receivables, net	14,282,215	-
Increase in accrued interest receivable	(366,939)	(5,117,666)
(Increase)/decrease in prepaids and other assets	(3,156,171)	363,782
(Decrease)/increase in accrued interest payable	(4,742,294)	16,265,162
(Decrease)/increase in accounts payable, accrued expenses and other	(4,162,891)	121,024
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,221,927	44,889,704

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(706,141,244)	(1,743,844,856)
Sales	-	172,040,665
Principal repayments	711,094,904	561,313,859
Purchases of property and equipment	(2,836,259)	(325,523)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,117,401	(1,010,815,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	1,230,000	5,927,000
(Decrease)/Increase net borrowings under repurchase agreements	(30,711,112)	946,669,631
Net proceeds from trust preferred securities offering	-	48,443,337
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(143,678,566)	-
Stock issuance and other costs	(428,659)	(43,930)
Purchases of treasury stock	(4,500,326)	-
Cash dividends paid	(2,645,853)	(11,241,953)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(180,434,241)	989,754,085

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,094,913)	23,827,934

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	128,942,436

CASH AND CASH EQUIVALENTS, End of the period	$71,416,035	$152,770,370

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$125,130,215	$30,279,970

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$6,318,383	$8,486,958
Unsettled security purchases	$-	$7,169,550
See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Opteum Inc. (“Opteum”) was incorporated in Maryland on September 24, 2003, and commenced its planned business activities on December 19, 2003, the date of the initial closing of a private issuance of its common stock.

On February 6, 2006, Opteum announced that its Board of Directors voted unanimously to change its name from Bimini Mortgage Management, Inc. to Opteum Inc. On February 10, 2006, the corporate name change was effective and its New York Stock Exchange ticker symbol was changed from “BMM” to “OPX.”

Opteum was formed to invest primarily in, but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum funds investments in its portfolio of mortgage backed securities (“MBS”) through borrowings under repurchase agreements. Opteum attempts to earn a net interest spread between the yield on the investments in MBS and its borrowing costs.

Opteum has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its REIT qualification, Opteum must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders, subject to certain adjustments. The portfolio management activity mentioned above comprises the REIT qualifying operations of the Company.

On September 29, 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. The transaction, in which OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum, closed on November 3, 2005 (see Note 2). OFS acquires and originates mortgages that are either sold to third parties or securitized by Opteum Mortgage Acceptance Corporation (“OMAC”). OFS services the mortgages securitized by OMAC.

As used in this document, terms such as the parent company, the registrant, “Opteum” and discussions related to REIT qualifying activities or the general management of Opteum’s portfolio of MBS refers to “Opteum Inc.” Further, terms used in this document such as, “OFS,” the TRS or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OFS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended June 30, 2006, are not necessarily indicative of results that can be expected for the year ended December 31, 2006. The operating results of the interim period ended June 30, 2005, do not include the results of OFS, as the merger closed in November 2005. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, the deferred tax liability valuation, the valuation allowance on mortgage loans held for sale, the valuation of retained interests, trading and the fair value of mortgage servicing rights.

Consolidation

The accompanying June 30, 2006, consolidated financial statements include the accounts of Opteum and its wholly-owned subsidiary, OFS, as well the wholly-owned and majority-owned subsidiaries of OFS. All inter-company accounts and transactions have been eliminated from the consolidated financial statements. The financial statements for June 30, 2005, do not include the results of OFS, as the merger was finalized in November 2005.

As further described in Note 11, Opteum has a common share investment in two trusts used in connection with the issuance of Opteum’s junior subordinated notes. Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Opteum’s common share investment in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for using the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at June 30, 2006, and December 31, 2005.

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties. Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

The valuation of the Company’s investments in MBS is governed by SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the financial statements at their estimated fair value as of June 30, 2006, and December 31, 2005. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

In accordance with GAAP, the Company classifies its investments in MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although the Company intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of the business. The Company classifies all of its securities as available-for-sale and assets so classified are carried on the balance sheet at fair value and unrealized gains or losses arising from changes in fair value are reported as other comprehensive income or loss as a component of stockholders' equity.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and our ability and intent to hold securities. At June 30, 2006, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized of current period earnings.

Mortgage Loans Held for Sale

Mortgage loans held for sale represent mortgage loans originated and held by the Company pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recorded when the loan is sold. The Company generally, but not always, sells or securitizes loans with servicing rights retained. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is surrendered when (i) the assets have been isolated from the Company; (ii) the purchaser obtains the right, free of conditions that constrain such purchaser from taking advantage of that right, to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. These transactions are treated as sales in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Gains or losses on such sales are recognized at the time legal title transfers to the purchaser and are based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. A valuation allowance is recorded to adjust mortgage loans held for sale to the lower of cost or market.

Retained Interest, Trading

The Company uses warehouse loan arrangements to finance the origination and purchase of pools of fixed and adjustable-rate residential first mortgage loans (the “Mortgage Loans”). Subsequent to their origination or purchase, OFS either sells these loans to third-party institutional investors through bulk sale arrangements or through securitization transactions. The Company generally makes several representations and warranties regarding the performance of the Mortgage Loans in connection with each sale or securitization. The Company accumulates the desired amount of Mortgage Loans and securitizes them in order to create marketable securities.

The Company, pursuant to a purchase and sale agreement, transfers the Mortgage Loans to OMAC, the wholly-owned special purpose entity created for the execution of these securitizations.

OMAC then sells the Mortgage Loans to an institutional third-party to serve as Depositor, pursuant to a Mortgage Loan Purchase and Servicing Agreement (“P&S Agreement”). Under this P&S Agreement, the Company makes general representations and warranties for Mortgage Loans sold by the Company.

The Depositor then deposits the Mortgage Loans into a Real Estate Mortgage Investment Conduit trust (the “REMIC”) where the rights to such Mortgage Loans are pooled and converted into marketable debt securities pursuant to the P&S Agreement. These securities, issued by the REMIC, are divided into different classes of certificates (the “Certificates”) with varying claims to payments received on the Mortgage Loans. These Certificates are transferred to the Depositor in exchange for all of its rights in the Mortgage Loans deposited into the REMIC. Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) and the remaining non-publicly offered Certificates are transferred to the Company as consideration for the Mortgage Loans sold to the Depositor pursuant to the P&S Agreement.

Finally, the Company transfers the proceeds from the sale of the Public Certificates and the non-publicly offered Certificates representing the residual interest in the REMIC to OMAC pursuant to the P&S Agreement. The additional non-publicly offered Certificates, representing prepayment penalties and over-collateralization fundings (the “Underlying Certificates”) are held by OMAC in anticipation of a net interest margin (“NIM”) securitization. Subsequent to a securitization transaction as described above, the Company executes an additional securitization or “resecuritization” of the Underlying Certificates being held by OMAC. This NIM securitization is typically transacted as follows:

OMAC deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust is a Delaware statutory trust. The NIM Trust, pursuant to an indenture, issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate (the “Owner Trust Certificate”) representing the residual interest in the NIM Trust. The NIM Notes are sold to third parties via private placement transactions and the Owner Trust Certificate is transferred from OMAC to the Company in consideration for the deposit of the Underlying Certificates. The Owner Trust Certificates from the Company’s various securitizations represent the retained interest, trading on the consolidated balance sheet and are carried at fair value with changes in fair value reflected in earnings.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. The estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs. To determine the market valuation, the broker uses a valuation model that incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income of the loan, prepayment speeds and default rates that market participants use for acquiring similar servicing rights. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The Company elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class). Servicing assets and liabilities at December 31, 2005, were accounted for at the lower of amortized cost or market value. As a result of adopting SFAS 156, the Company recognized a $2.6 million after-tax ($4.3 million pre-tax) increase in retained earnings as of January 1, 2006, representing the cumulative effect adjustment of re-measuring all servicing assets and liabilities that existed at December 31, 2005, from a lower of amortized cost or market basis to a fair value basis.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment, office furniture, leasehold improvements, land and building, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from three years to thirty years depending on the type of asset. Property and equipment at June 30, 2006, and December 31, 2005, is net of accumulated depreciation of $2.4 and $0.6 million, respectively. Depreciation expense for the six and three months ended June 30, 2006, was $1.8 and $0.9 million, respectively, and was $33,911 and $21,943 for the six and three months ended June 30, 2005, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company’s goodwill all arose from the OFS merger. Contingent consideration paid in subsequent periods under the terms of the OFS merger agreement, if any, would be considered acquisition costs and classified as goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company will subject its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. To date, there has been no impairment charge recorded for the Company’s goodwill.

Derivative Assets and Derivative Liabilities

The Company’s risk management objective for its portfolio of MBS is focused on protecting the net interest spread over the Company’s funding cost and involves the use of various caps, forward starting caps, interest rate swaps or options on interest rate swaps (swaptions) designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in the net interest spread on the MBS portfolio. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company’s caps, forward starting caps, interest rate swaps or swaptions are recorded at their fair value with changes in fair value recorded in current earnings.

The Company’s mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. The Company classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. The fair value of IRLCs is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The Company uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

The Company’s risk management objective for its mortgage loans held for sale includes the use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. The Company’s mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded in current earnings.

The Company’s risk management objective for its retained interest, trading involves the use of various caps, interest rate swaps or options on interest rate swaps (swaptions) designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value of the retained interest, trading.

IRLCs and derivative assets or liabilities arising from the Company’s derivative activities are included in either receivables or accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The Company also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives. As of June 30, 2006 and December 31, 2005 there were no embedded derivatives.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of June 30, 2006, and December 31, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company’s repurchase agreements generally, but not always, range from one month to twelve months; however, the Company is not precluded from entering into repurchase agreements with shorter or longer maturities. Repurchase agreements are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a counterparty files for bankruptcy, the Company could experience difficulty recovering its pledged assets and may have an unsecured claim against the counterparty's assets for the difference between the amount received by the Company and the estimated fair value of the collateral pledged to such counterparty.

Interest Income Recognition on MBS

MBS are recorded at cost on the date the MBS are purchased or sold, which is generally the trade date. Realized gains or losses from MBS transactions are determined based on the specific identified cost of the MBS. Interest income is accrued based on the outstanding principal amount of the MBS and their stated contractual terms. Premiums and discounts associated with the purchase of the MBS are amortized or accreted into interest income over the estimated lives of the MBS adjusted for estimated prepayments using the effective interest method. Adjustments are made using the retrospective method to the effective interest computation each reporting period. The adjustment is based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages and/or the current value of the indices underlying adjustable rate mortgage securities versus index values in effect at the time of purchase or the last adjustment period.

Gain on Sale of Loans

The Company recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $30.2 million and $14.2 million during the six and three months ended June 30, 2006, respectively, were capitalized as direct loan origination costs. Loan fees related to the origination and funding of mortgage loans held for sale were $3.1 million and $1.5 million during the six and three months ended June 30, 2006. The net loss on sale of loans for the six and three months ended June 30, 2006, was $2.1 million and $9.1 million, respectively.

Servicing Fee Income

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a subservicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the subservicer.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss) each reporting period. Other comprehensive income refers to revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income (loss) arises from unrealized gains or losses generated from changes in market values of securities classified as available-for-sale.

Comprehensive (loss) income is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(8,776,004)	$19,126,238	$ (3,688,868)	$8,218,399

Realized gain on available-for-sale securities, net	-	(1,982,382)	-	-

Unrealized loss on available-for-sale securities, net	(33,991,361)	(19,993,799)	(22,176,263)	(454,738)

Comprehensive (loss) income	$(42,767,365)	$(2,849,943)	$ (25,865,131)	$7,763,661

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in the declared dividends to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Effective July 9, 2004, outstanding shares of Class B Common Stock, participating and convertible into Class A Common Stock, became entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, shares of the Class B Common Stock are included in the computation of basic EPS using the two-class method and, consequently, is presented separately from Class A Common Stock.

The shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. The outstanding shares of Class C Common Stock, totaling 319,388 shares, are not included in the computation of diluted EPS for the Class A Common Stock as the conditions for conversion into shares of Class A Common Stock were not met.

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, Opteum’s TRS, OFS, is a taxpaying entity for income tax purposes and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its taxable net income to the extent that Opteum distributes its taxable net income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its net taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

OFS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

See Mortgage Servicing Rights above for a description of the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact, if any, of adopting FIN 48 on the financial statements.

NOTE 2. ACQUISITION OF OPTEUM FINANCIAL SERVICES, LLC

On November 3, 2005, Opteum acquired 100% of the equity interests of OFS through a newly formed wholly-owned subsidiary of Opteum. OFS is a mortgage lender that originates loans nationwide. The results of operations of OFS have been included in the Company’s consolidated financial statements since November 3, 2005. During the six months ended June 30, 2006, the Company has increased the aggregate purchase price by $1.0 million for additional legal and accounting fees incurred and it has made insignificant modifications to the allocation of the purchase price to the net assets acquired, based on final valuations and completion of analysis. See Note 2 to the financial statements included in the Company’s Form 10-K for 2005 for a complete description.

NOTE 3. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will either securitize or sell as whole loans its mortgage assets. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies in an effort to maximize profits. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At June 30, 2006, OFS serviced approximately $8.4 billion of mortgage loans sold into the secondary market. All of OFS’ loans held for sale are pledged as collateral under the various financing arrangements described in Note 8. Mortgage loans held for sale consist of the following as of June 30, 2006:

Mortgage loans held for sale	$742,302,240
Deferred loan origination costs—and others	14,949,090
Valuation allowance	(412,987)

$756,838,343

NOTE 4. RETAINED INTEREST, TRADING

Retained interest, trading is the subordinated interests retained by OFS from OFS’ various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes. Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.

All of OFS’ securitizations were structured and are accounted for as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Generally, to meet the sale treatment requirements of SFAS No. 140, the REMIC Trust is structured as a “qualifying special purpose entity” or QSPE, which specifically limits the REMIC Trust’s activities, and OFS surrenders control over the mortgage loans upon their transfer to the REMIC Trust.

Valuation of Investments. OFS classifies its retained interests as trading securities and therefore records these securities at their estimated fair value. In order to value these unrated and unquoted retained interests, OFS utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, OFS uses the following variable factors in estimating the fair value of these assets:

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

During the first year of a new issue, OFS may balance positive or adverse effects of the prepayment forecast and the credit performance forecast, thereby allowing for deviation between actual and forecasted performance of the collateral pool. After the first year, OFS will generally adjust the Prepayment and Credit Performance Forecasts to replicate actual performance trends without balancing adverse and positive effects.

The following table summarizes OFS’ retained interests as of June 30, 2006, and December 31, 2005:

Series	Issue Date	June 30, 2006	December 31, 2005
HMAC 2004-1	March 4, 2004	$2,896,040	$5,096,056
HMAC 2004-2	May 10, 2004	973,031	3,240,431
HMAC 2004-3	June 30, 2004	91,957	1,055,651
HMAC 2004-4	August 16, 2004	2,092,794	3,749,261
HMAC 2004-5	September 28, 2004	4,785,002	6,177,669
HMAC 2004-6	November 17, 2004	10,338,653	14,321,046
OMAC 2005-1	January 31, 2005	11,964,403	14,720,910
OMAC 2005-2	April 5, 2005	12,378,032	11,301,619
OMAC 2005-3	June 17, 2005	13,614,114	14,656,477
OMAC 2005-4	August 25, 2005	8,114,027	12,551,775
OMAC 2005-5	November 23, 2005	6,036,633	11,139,697
OMAC 2006-1	March 23, 2006	10,387,287	-
OMAC 2006-2	June 26, 2006	4,723,979	-

Total		$88,395,952	$98,010,592

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2005 and 2006 were as follows:

	June 30, 2006	December 31, 2005
Prepayment speeds (CPR)	36.26%	28.65%
Weighted-average-life	4.18	2.83
Expected credit losses	0.74%	1.07%
Discount rates	16.81%	14.90%
Interest rates	Forward LIBOR Yield curve	Forward LIBOR Yield curve

At June 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

	June 30, 2006	December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$88,395,952	$98,010,592
Weighted average life (in years)	5.24	2.62
Prepayment assumption (annual rate)	32.28%	32.53%
Impact on fair value of 10% adverse change	$(8,847,221)	$(7,817,000)
Impact on fair value of 20% adverse change	$(15,581,981)	$(16,089,000)
Expected Credit losses (annual rate)	0.58%	0.61%
Impact on fair value of 10% adverse change	$(3,461,968)	$(3,247,000)
Impact on fair value of 20% adverse change	$(6,898,938)	$(6,419,000)
Residual Cash-Flow Discount Rate	12.78%	13.96%
Impact on fair value of 10% adverse change	$(4,128,810)	$(3,804,000)
Impact on fair value of 20% adverse change	$(7,924,214)	$(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(33,543,511)	$(21,265,000)
Impact on fair value of 20% adverse change	$(52,553,733)	$(34,365,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at June 30, 2006.

Static pool loss percentages are calculated by dividing projected future credit losses (at the time of securitization) and actual losses incurred as of the date indicated by the original balance of each pool of assets. The following static pool loss percentages are calculated based upon all OFS securitizations that have been completed to date:

Series	Issue Date	Original Unpaid Principal Balance	Projected Aggregate Static Pool Loss Percentage	Static Pool Loss Percentage Through June 30, 2006	Static Pool Loss Percentage Through December 31, 2005
HMAC 2004-1	March 4, 2004	$ 309,710,005	0.13%	0.04%	0.01%
HMAC 2004-2	May 10, 2004	$ 388,737,548	0.17%	0.21%	0.12%
HMAC 2004-3	June 30, 2004	$ 417,055,285	0.16%	0.09%	0.06%
HMAC 2004-4	August 16, 2004	$ 410,122,752	0.33%	0.02%	0.01%
HMAC 2004-5	September 28, 2004	$ 413,874,856	0.46%	0.00%	0.00%
HMAC 2004-6	November 17, 2004	$ 761,026,691	0.56%	0.03%	0.01%
OMAC 2005-1	January 31, 2005	$ 802,625,137	0.58%	0.05%	0.01%
OMAC 2005-2	April 5, 2005	$ 883,987,488	0.50%	0.01%	0.00%
OMAC 2005-3	June 17, 2005	$ 937,116,704	0.45%	0.00%	0.00%
OMAC 2005-4	August 25, 2005	$ 1,321,738,691	0.75%	0.00%	0.00%
OMAC 2005-5	November 23, 2005	$ 986,276,688	0.77%	0.00%	0.00%
OMAC 2006-1	March 23, 2006	$ 934,441,049	0.65%	0.00%	-
OMAC 2006-2	June 26, 2006	$ 491,571,939	0.90%	-	-

Total		$ 9,058,284,833

The table below summarizes certain cash flows received from and paid to securitization trusts:

	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2006
Proceeds from securitizations	$1,436,837,754	$497,532,754
Servicing fees received	9,252,461	4,660,106
Servicing advances paid	1,550,373	1,215,103
Cash flows received on retained interests	2,008,777	992,669

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of June 30, 2006, and December 31, 2005:

As of Date	Total Principal Amount of Loans	Principal Amount of Loans Greater than 60 Days Past Due	Net Credit Losses
June 30, 2006	$6,817,453,679	$113,956,163	$2,058,234
December 31, 2005	$6,363,279,281	$57,871,123	$912,990

NOTE 5. MORTGAGE SERVICING RIGHTS, NET

As permitted by the effective date provisions of SFAS No. 156, the Company has early adopted SFAS No. 156 as of January 1, 2006 with respect to the valuation of its MSRs. (See Note 1 - Mortgage Servicing Rights.) Activities for MSRs are summarized as follows at June 30, 2006:

		For the Six Months Ended June 30, 2006
Balance at beginning of period (at cost)		$86,081,594

Adjustment to fair value upon adoption of SFAS 156 at January 1, 2006		4,298,225

Additions		17,087,360
Changes in fair Value:
Changes in fair value	(9,685,346)
Change in fair value due to change in valuation assumptions	(1,144,733)	(10,830,079)

Balance at end of period		$96,637,099

The Company elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. As a result of the early adoption of SFAS 156, the carrying value of the MSRs has been increased by approximately $4.3 million (pre-tax) as of January 1, 2006. As required by the provisions of SFAS 156, the net of tax effect was recorded as a cumulative effect adjustment to retained earnings of OFS as of January 1, 2006. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

The fair value of MSRs is determined using discounted cash flow techniques. During the second quarter of 2006, OFS increased the MSR value in the aggregate by $3.3 million primarily as a result of additions to the servicing portfolio and changes in market conditions. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information.

At June 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows: (Note - base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

	At June 30, 2006	At December 31, 2005
Prepayment assumption (annual rate) (PSA)	417.9	254.0
Impact on fair value of 10% adverse change	$(3,467,265)	$(3,615,000)
Impact on fair value of 20% adverse change	$(6,596,466)	$(6,936,000)
MSR Cash-Flow Discount Rate	14.30%	10.74%
Impact on fair value of 10% adverse change	$(3,923,392)	$(4,856,000)
Impact on fair value of 20% adverse change	$(7,487,117)	$(9,280,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variation because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities.

NOTE 6. MORTGAGE BACKED SECURITIES

At June 30, 2006, and December 31, 2005, all of Opteum's MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

At June 30, 2006, Opteum had financed MBS with a historical amortized cost of $17.7 million with the party from which it acquired such MBS. These MBS are included at a fair value of $17.4 million and a corresponding repurchase agreement obligation of $19.0 million at June 30, 2006.

The following are the carrying values of Opteum's MBS portfolio at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Adjustable Rate Mortgages	$2,319,096,678	$2,006,767,437
Fixed Rate and Balloons Mortgages	697,145,510	733,366,217
Hybrid Arms	391,045,826	753,895,705

Totals	$3,407,288,014	$3,494,029,359

The following table presents the components of the carrying value of Opteum's MBS portfolio at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Principal balance	$3,396,909,813	$3,457,887,912
Unamortized premium	123,320,155	115,133,248
Unaccreted discount	(2,452,745)	(2,497,423)
Gross unrealized gains	615,979	265,615
Gross unrealized losses	(111,105,188)	(76,759,993)

Carrying value/estimated fair value	$3,407,288,014	$3,494,029,359

The following table presents, for Opteum's MBS with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category at June 30, 2006:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$191,778,336	$(2,506,896)	$183,428,500	$(8,442,849)	$375,206,836	$(10,949,745)
Adjustable Rate Mortgages	1,287,872,457	(29,922,497)	808,180,997	(33,709,309)	2,096,053,454	(63,631,806)
Fixed Rate Mortgages	189,957,106	(4,551,138)	507,188,404	(31,972,499)	697,145,510	(36,523,637)
	$1,669,607,899	$(36,980,531)	$1,498,797,901	$(74,124,657)	$3,168,405,800	$(111,105,188)

The following table presents, for Opteum's MBS with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category at December 31, 2005:

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

At June 30, 2006, all of Opteum's MBS had contractual maturities greater than 30 months. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

The decline in fair value of MBS is not considered to be other-than-temporary. Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss. The factors considered in making this determination include: the expected cash flow from the MBS, the general quality of the MBS owned, any credit protection available, current market conditions and the magnitude and duration of the historical decline in market prices as well as Opteum's ability and intention to hold the MBS.

NOTE 7. EARNINGS PER SHARE

Effective November 3, 2005, the Company issued 1,223,208 shares of Class A Redeemable Preferred Stock in connection with the acquisition of OFS. After January 1, 2006, and prior to March 31, 2006, holders of Class A Redeemable Preferred Stock were entitled to receive dividends according to the formula described in the Company’s amended Articles of Incorporation. For the Company’s first quarter 2006 dividend, declared on March 10, 2006, the shares of Class A Redeemable Preferred Stock, although considered to be participating securities, did not receive a dividend pursuant to the formula. Following the provisions of EITF 03-6, for the six and three month periods ended June 30, 2006, the Class A Redeemable Preferred Stock, a participating security, was excluded in the computation of basic EPS using the two-class method. EITF 03-6 discusses the allocation of losses to nonconvertible and convertible participating securities when using the two-class method. Losses are only allocated to a participating security if this security has a contractual obligation to share in the loss. There was no such obligation for the Class A Redeemable Preferred Stock. Therefore, for the six and three months ended June 30, 2006, the shares of Class A Redeemable Preferred Stock were not allocated any of the loss in the computation of basic EPS, even though it is a participating security.

The conversion of the Class A Redeemable Preferred Stock into shares of Class A Common Stock was approved by the stockholders at the Company’s 2006 Annual Meeting of Shareholders on April 28, 2006, and the shares of Class A Redeemable Preferred Stock were converted into shares of Class A Common Stock on that date. For purposes of the EPS computation, the conversion of the shares of Class A Redeemable Preferred Stock into shares of Class A Common Stock has been accounted for as of April 28, 2006, and is included in the computation of basic EPS for the Class A Common Stock as of that date.

As a result of the conversion of the Class A Redeemable Preferred Stock, the EPS presentation for these securities is no longer presented, beginning with the periods ended June 30, 2006.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2006. These stock incentive plan (or "phantom") shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, phantom shares are not included, pursuant to EITF 03-6, in the six and three months ended June 30, 2006 basic EPS computation for the Class A Common Stock, even though they are a participating security. For the six and three months ended computation of diluted EPS for the Class A Common Stock, phantom shares totaling 612,268 shares at June 30, 2006, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted EPS of Class A Common Stock:
Numerator: net (loss) income allocated to the shares of Class A Common Stock	$(8,662,402)	$18,838,279	$ (3,641,129)	$8,094,686
Denominator: basic and diluted:
Shares of Class A Common Stock outstanding at the balance sheet date	24,354,114	20,385,936	24,354,114	20,385,936
Dividend eligible equity plan shares issued as of the balance sheet date	-	512,072	-	516,961
Effect of weighting	(649,206)	(51,529)	(383,781)	(6,108)
Weighted average shares-basic and diluted	23,704,908	20,846,479	23,970,333	20,896,789
Basic and diluted EPS of Class A Common Stock	$(0.37)	$0.90	$ (0.15)	$0.39

Basic and diluted EPS of Class B Common Stock:
Numerator: net (loss) income allocated to Class B Common Stock	$(113,602)	$287,959	$ (47,751)	$123,713
Denominator: basic and diluted:
Shares of Class B Common Stock outstanding at the balance sheet date	319,388	319,388	319,388	319,388
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319,388	319,388	319,388	319,388
Basic and diluted EPS of Class B Common Stock	$(0.36)	$0.90	$ (0.15)	$0.39

NOTE 8. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans in respect of which a loan closing has occurred prior to quarter end, but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregation lines of credit and loan sale agreements accounted for as financing consisted of the following at June 30, 2006:

Outstanding Principal Balance at June 30, 2006
Warehouse and aggregate lines of credit:
A committed warehouse line of credit for $100.0 million between OFS and Residential Funding Corporation ("RFC"). The agreement expires on September 30, 2006. The agreement provides for interest rates based upon one month LIBOR plus a margin between 1.25% and 1.50% depending on the product that was originated or acquired.	$6,691,253

A committed warehouse line of credit for $850.0 million between OFS and JP Morgan Chase. The agreement expires on May 30, 2007 and is expected to be renewed prior to its expiration. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.60% to 1.50% depending on the product originated or acquired.	148,111,110

An aggregation facility for $1.0 billion between OFS and Citigroup Global Markets Realty Inc. to aggregate loans pending securitization. The agreement expires on February 28, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.50%.	50,182,230

A $750.0 million purchase and security agreement between OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”). The facility is due upon demand and can be cancelled by either party upon notification to the counterparty. OFS incurs a charge for the facility based on one month LIBOR plus 1.00%. The facility is secured by loans held for sale and cash generated from sales to investors.	104,602,632

Drafts payable	15,260,490

Loan sale agreements accounted for as financings:
An uncommitted $500.0 million purchase agreement between OFS and Colonial Bank. The facility is due upon demand and can be cancelled by either party upon notification to the counterparty. OFS incurs a charge for the facility based on one month LIBOR plus 0.50% for the first $300.0 million purchased and one month LIBOR plus 0.75% for the amount used above and beyond $300.0 million. The facility is secured by loans held for sale and cash generated from sales to investors.	412,122,071

Total	$736,969,786

In addition to the RFC, JP Morgan Chase, Citigroup Global Markets, UBS Warburg and Colonial Bank facilities, OFS has purchase and sale agreements with Fannie Mae. The agreements allow OFS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OFS has a combined capacity of $3.2 billion under these purchase and sale agreements. There were no amounts outstanding under these agreements at June 30, 2006. The agreements are not committed facilities and may be terminated at the discretion of either party.

The foregoing facilities are secured by mortgage loans and other assets of OFS.  In the case of the JP Morgan Chase facility, Opteum was required to provide a parent guaranty. The foregoing facilities contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency.  In the case of the JP Morgan Chase facility, there are also tangible net worth, available cash and liquidity and leverage ratio covenants that pertain to Opteum. At June 30, 2006, OFS was not in compliance with respect to one covenant with one lender. The covenant pertained to net income at June 30, 2006. OFS has obtained a waiver of the covenant violation from the lender.

NOTE 9. OTHER SECURED BORROWINGS

Other secured borrowings consisted of the following at June 30, 2006:

Outstanding Principal Balance at June 30, 2006
A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase that allows for a sublimit for MSRs. The agreement expires May 30, 2007 and is expected to be renewed prior to its expiration. The agreement provides for an interest rate based on LIBOR plus 1.50% to 1.85% depending on collateral type.	$71,435,442

Citigroup Global Realty Inc. working capital line of credit secured by the retained interests in securitizations through OMAC 2006-2. The facility expires on October 31, 2006. The agreement provides for an interest rate based on LIBOR plus 2.00%.	33,389,990

$104,825,432

NOTE 10. REPURCHASE AGREEMENTS

Opteum has entered into repurchase agreements to finance the acquisition of most of its MBS. The repurchase agreements are effectively short-term borrowings that bear interest at rates that have historically moved in close relationship to LIBOR. At June 30, 2006, Opteum had $3.3 billion of repurchase agreement borrowings with a net weighted average borrowing rate of 5.08% that were collateralized by MBS with a fair value at June 30, 2006, of $3.4 billion and restricted cash of $0.3 million. At December 31, 2005, Opteum had $3.3 billion of repurchase agreement borrowings with a net weighted average borrowing rate of 4.15% that were collateralized by MBS with a fair value at December 31, 2005, of $3.5 billion and restricted cash of $2.3 million.

At June 30, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$1,843,789,784	$687,967,255	$818,475,995	$3,350,233,034
Fair market value of securities sold, including accrued interest receivable	$—	$1,794,765,144	$671,886,428	$781,345,823	$3,247,997,395
Repurchase agreement liabilities associated with these securities	$—	$1,812,218,000	$686,979,000	$807,690,250	$3,306,887,250
Net weighted average borrowing rate	—	5.07%	4.99%	5.16%	5.08%

At December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106,459	$813,436,832	$1,533,016,956	$3,252,560,247
Fair market value of securities sold, including accrued interest receivable	$—	$893,159,892	$791,259,152	$1,498,980,224	$3,183,399,268
Repurchase agreement liabilities associated with these securities	$—	$914,262,355	$857,995,007	$1,565,341,000	$3,337,598,362
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

Opteum has entered into contracts and paid commitment fees to three counterparties providing for an aggregate of $1.7 billion in committed repurchase facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase facilities and at June 30, 2006, had approximately $0.5 billion outstanding under these repurchase lines.

At June 30, 2006, Opteum's repurchase agreements had the following counterparties, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$980,859	11,419	194	29.66%
JP Morgan Securities	747,306	22,796	24	22.60
Washington Mutual	357,109	13,420	10	10.80
Nomura Securities International, Inc.	312,260	10,782	44	9.44
RBS Greenwich Capital	198,199	5,861	37	5.99
Countrywide Securities Corp	194,649	6,641	113	5.89
BNP Paribas Securities Corp	167,528	5,834	64	5.07
UBS Investment Bank, LLC	131,313	3,405	55	3.97
Goldman Sachs	103,786	3,522	35	3.14
Merrill Lynch	53,952	1,481	3	1.63
Bear Stearns & Co. Inc.	22,399	1,462	7	0.68
Daiwa Securities America Inc.	19,732	(255)	7	0.60
Lehman Brothers	9,155	310	31	0.28
Cantor Fitzgerald	8,640	386	6	0.25
HSBC Securities (USA) Inc.	0	483	0	0.00

Total	$3,306,887	87,547		100%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

At December 31, 2005, Opteum's repurchase agreements had the following counterparties, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$894,748	12,018	135	26.81%
Nomura Securities International, Inc.	623,631	27,010	122	18.69
Cantor Fitzgerald	467,638	15,958	70	14.01
Washington Mutual	375,345	11,630	7	11.25
Goldman Sachs	207,525	7,438	44	6.22
Bear Stearns & Co. Inc.	167,610	6,096	157	5.02
UBS Investment Bank, LLC	158,781	5,059	93	4.76
Merrill Lynch	128,119	(7,949)	96	3.84
JP Morgan Securities	115,807	1,652	151	3.47
Morgan Stanley	73,505	1,767	26	2.20
Lehman Brothers	62,643	2,399	87	1.88
Countrywide Securities Corp	22,930	1,238	86	0.69
Daiwa Securities America Inc.	19,732	39	188	0.58
Bank of America Securities, LLC	19,584	815	27	0.58

Total	$3,337,598	85,170		100%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 11. TRUST PREFERRED SECURITIES

On May 17, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust I, a Delaware statutory business trust sponsored by Opteum (“BCTI”). BCTI used the proceeds of the private offering, together with Opteum’s investment of $1.6 million in BCTI common equity securities, to purchase $51.6 million aggregate principal amount of Opteum’s BCTI Junior Subordinated Notes with terms that parallel the terms of the BCTI trust preferred securities.

The BCTI trust preferred securities and Opteum’s BCTI Junior Subordinated Notes have a fixed rate of interest until March 30, 2010, of 7.61% and thereafter, through maturity in 2035, the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The BCTI trust preferred securities and Opteum’s BCTI Junior Subordinated Notes require quarterly interest distributions and are redeemable at Opteum’s option, in whole or in part and without penalty, beginning March 30, 2010 and at any date thereafter.  Opteum’s BCTI Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

On October 5, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust II, a Delaware statutory business trust sponsored by Opteum (“BCTII”). BCTII used the proceeds of the private offering, together with Opteum’s investment of $1.5 million in BCTII common equity securities, to purchase $51.5 million aggregate principal amount of Opteum’s BCTII Junior Subordinated Notes with terms that parallel the terms of the BCTII trust preferred securities.

The BCTII trust preferred securities and Opteum’s BCTII Junior Subordinated Notes have a fixed rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Opteum’s BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Opteum’s option, in whole or in part and without penalty, beginning December 15, 2010, and at any date thereafter. Opteum’s BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

Each trust is a variable interest entity pursuant to FIN No. 46, because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Because Opteum’s investment in each trust’s common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Opteum, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46. Since Opteum’s common share investments in BCTI and BCTII are not a variable interest, Opteum is not the primary beneficiary of the trusts. Therefore, Opteum has not consolidated the financial statements of BCTI and BCTII into its financial statements.  Based on the aforementioned accounting guidance, the accompanying consolidated financial statements present Opteum’s BCTI and BCTII Junior Subordinated Notes issued to the trusts as liabilities and Opteum’s investments in the common equity securities of BCTI and BCTII as assets. For financial statement purposes, Opteum records payments of interest on the Junior Subordinated Notes issued to BCTI and BCTII as interest expense.

NOTE 12. CAPITAL STOCK

Changes in Class A Common Stock

During the six and three months ended June 30, 2006, the Company issued a total of 21,995 and 11,880 shares of Class A Common Stock, respectively, to four of its independent directors for the payment of director fees for services rendered.

During the six and the three months ended June 30, 2006, the Company issued 68,968 and 35,527 shares of its Class A Common Stock, respectively, to Opteum employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 14).

On April 28, 2006, the Company issued a total of 1,223,208 shares of Class A Common Stock in conjunction with the conversion of the Class A Redeemable Preferred Stock (see Note 7).

During the six months ended June 30, 2006, the Company retired 1.1 million shares of Class A Common Stock.

Dividends

On May 31, 2006, the Company's Board of Directors declared a $0.25 per share cash dividend to the holders of its dividend eligible securities on the record date of June 21, 2006. Dividends were payable on 24,354,114 shares of Class A Common Stock, 600,030 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The shares of Class A Common Stock include the shares of Class A Redeemable Preferred Stock that was converted on April 28, 2006. The distribution totaling $6,318,383 was paid on July 7, 2006.

On March 10, 2006, the Company’s Board of Directors declared a $0.11 per share cash dividend to the holders of its dividend eligible securities. Dividends were payable on 23,083,498 shares of Class A Common Stock, 650,320 phantom shares granted under the Company’s stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. No dividends were paid on the Class A Redeemable Preferred Stock as the provisions of a formula in the Company’s amended Articles of Incorporation were not met. The distribution totaling $2,645,853 was paid on April 7, 2006.

Other Classes of Common and Preferred Stock

There was no change in the number of issued and outstanding shares of the Company’s Class B Common Stock and Class C Common Stock. The conversion of the outstanding shares of Class A Redeemable Preferred Stock into Class A Common Stock was approved by the Company’s stockholders at the Company’s 2006 Annual Meeting of Stockholders on April 28, 2006, and the outstanding shares of Class A Redeemable Preferred Stock were converted into 1,223,208 shares of Class A Common Stock on that date.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

In January 2006, four of the independent directors received a total of 10,115 shares of Class A Common Stock, valued at $98,116, as compensation for their activities as directors. The fifth independent director received $26,250 of cash compensation.

In April 2006, four of the independent directors received a total of 11,880 shares of Class A Common Stock, valued at $98,129, as compensation for their activities as directors. The fifth independent director received $26,250 of cash compensation.

In January 2005, the four independent directors received a total of 5,968 shares of Class A Common Stock, valued at $92,027, as compensation for their activities as directors.

In April 2005, the four independent directors received a total of 6,164 shares of Class A Common Stock, valued at $84,015, as compensation for their activities as directors.

NOTE 14. STOCK INCENTIVE PLAN

On December 1, 2003, Opteum adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Opteum with the flexibility to use stock-based awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be awarded under the 2003 Plan.

During the six and three months ended June 30, 2006, Opteum granted 215,389 and 14,605 phantom shares to employees with an aggregate fair value of $2.0 million and $0.1 million, respectively. Each phantom share represents a right to receive a share of Opteum’s Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all awards since the 2003 Plan’s inception is $9.8 million. The phantom awards do not have an exercise price. The grant date fair value is being amortized as compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the award agreements, for periods through March 15, 2009.

As of June 30, 2006, a total of 733,850 phantom stock awards have been granted since the inception of the 2003 Plan, however, 2,090 shares were forfeited during 2005. The future compensation charge that was eliminated by the forfeiture totaled $31,852. Of the remaining phantom shares, 279,954 phantom shares have fully vested and 451,806 phantom shares remain unvested.  No phantom share awards have expired. Of the vested phantom shares, a total 103,407 shares of Class A Common Stock were distributed (issued to grantees or surrendered to pay income taxes) during the six months ended June 30, 2006. A total of 118,492 shares of Class A Common Stock have been distributed since inception. As of June 30, 2006, 613,268 phantom shares remain outstanding.  Total compensation expense recognized for the six and three months ended June 30, 2006, was $1.4 million and $0.7 million, respectively, and for the six and three months ended June 30, 2005, was $1.0 million and $0.6 million, respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

NOTE 15.  SAVINGS INCENTIVE PLAN

Opteum’s employees have the option to participate in the Bimini Mortgage Management, Inc. 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions and at Opteum’s sole discretion, Opteum can match the employees’ contributions. For the six and three months ended June 30, 2006 Opteum made 401(k) matching contributions of $37,777 and $17,721, respectively and for the six and three months ended June 30, 2005, Opteum made 401(k) matching contributions of $18,547, as the plan became effective in April of 2005.

OFS’ employees have the option to participate in The Company Savings and Incentive Plan (the “OFS Plan”). Under the terms of the OFS Plan, eligible employees can make tax-deferred 401(k) contributions and at OFS’ sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the OFS Plan. For the six and three months ended June 30, 2006, OFS made 401(k) matching contributions of $459,234 and $212,406, respectively.

NOTE 16. COMMITMENTS AND CONTINGENCIES

Loans Sold to Investors. Generally, OFS is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, OFS provides certain representations and warranties during the sale of mortgage loans which obligate it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans are secured by the related real estate properties and can usually be sold directly to other permanent investors. There can be no assurance, however, that OFS will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

OFS recognizes a liability for the estimated fair value of this repurchase obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. The liability is recorded as a reduction of the gain on sale of mortgage loans and included as part of other liabilities in the accompanying financial statements.

Changes in this liability for the six months ended June 30, 2006:

Balance—Beginning of period	$2,037,980
Provision	1,567,105
Charge-Offs	(896,036)

Balance—End of period	$2,709,049

Loan Funding and Delivery Commitments. At June 30, 2006, OFS had commitments to fund loans approximating $341.9 million. OFS hedges the interest rate risk of such commitments primarily with mandatory delivery commitments. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs.

Net Worth Requirements. OFS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD and other investors. At June 30, 2006, the highest minimum net worth requirement applicable to OFS was approximately $1.7 million.

Contractual Obligations and Commitments

The following table provides information with respect to the Company’s contractual obligations at June 30, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements	$3,306,887	$3,306,887	$-	$-	$-
Warehouse lines of credit	721,710	721,710	-	-	-
Drafts payable	15,260	15,260	-	-	-
Other secured borrowings	104,825	104,825	-	-	-
Junior subordinated notes	103,097	-	-	103,097	-
Operating leases	17,296	5,909	8,079	2,472	836

Total	$4,269,075	$4,154,591	$8,079	$105,569	$836

Legal Proceedings. The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

NOTE 17. SEGMENTS

The Company follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in two reportable segments: as a REIT and as an originator of mortgage loans.

Certain of the Company’s operations are qualifying activities under the REIT provisions of the Code. The REIT activities primarily involve investing in residential mortgage-related securities by Opteum. As a REIT, Opteum’s activities are not subject to federal income tax as long as the net taxable earnings from REIT activities are distributed to Opteum’s stockholders and certain other conditions are satisfied.

On November 3, 2005, Opteum acquired OFS. OFS is a mortgage lender that originates loans. OFS currently has 42 offices and is active in 46 states. Goodwill associated with the OFS merger was $3.1 million at June 30, 2006.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its REIT segment and mortgage origination business segment based on operating results. Each of the business segments’ net income or loss includes direct costs attributable to such segment plus allocated corporate-level expenses.

The following tables show summarized financial information for the six and three months ended June 30, 2006, concerning the Company’s reportable segments. Figures reflect the elimination of inter-company transactions between Opteum and OFS.

(Amounts in thousands)	OPTEUM	OFS	Consolidated Total
	Six months ended June 30, 2006	Six months ended June 30, 2006	Six months ended June 30, 2006
Net interest income	$12,214	$7,044	$19,258
Other revenues, net	70	2,979	3,049
Direct operating expenses	(546)	-	(546)
General and administrative expenses	(5,157)	(37,714)	(42,871)
Income (loss) before income taxes	6,582	(27,691)	(21,109)
Income tax benefit	-	12,333	12,333
Total assets	3,519,968	986,809	4,506,777
Capital expenditures	687	2,149	2,836

(Amounts in thousands)	OPTEUM	OFS	Consolidated Total
	Three months ended June 30, 2006	Three months ended June 30, 2006	Three months ended June 30, 2006
Net interest income	$10,707	$4,069	$14,776
Other revenues, net	70	(4,083)	(4,013)
Direct operating expenses	(227)	-	(227)
General and administrative expenses	(3,028)	(19,737)	(22,765)
Income (loss) before income taxes	7,523	(19,752)	(12,229)
Income tax benefit	-	8,540	8,540

For the six months ended June 30, 2006, general and administrative expenses includes depreciation and amortization expense of $372,000 for the REIT and $1.7 million for OFS. Other interest expense for OFS was $3.7 million, for the six months ended June 30, 2006. For the three months ended June 30, 2006, general and administrative expenses includes depreciation and amortization expense of $188,000 for the REIT and $888,000 million for OFS. Other interest expense for OFS was $1.9 million, for the three months ended June 30, 2006.The following information is provided to reconcile the above segment amounts to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, Opteum’s loans receivable totaling $88.9 million, accrued interest of $0.8 million and the related interest income for the six and three months ended June 30, 2006 of $4.0 million and $2.2 million, respectively, are eliminated against corresponding liabilities and expenses recorded in OFS’ segment financial statements. There were no inter-segment gross revenues during the period ended June 30, 2006, except for this interest and, therefore, all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the six months ended June 30, 2006, approximately 95.2% of the REIT interest income was derived from MBS issued or guaranteed by U.S. governmental or quasi-governmental agencies.

NOTE 18. INCOME TAXES

As more fully described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for U.S. federal income tax purposes and is taxed separately from Opteum. There is no tax provision for the Company for the six and three months ended June 30, 2005, as this was prior to the acquisition of OFS, and Opteum was solely a non-taxpaying REIT during this period. At November 3, 2005, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference as of such date in the carrying amount and the tax basis of the originated MSRs, among other items.

The income tax benefit is as follows for the six and three months ended June 30, 2006:

Deferred income tax benefit:	Six Months ended June 30, 2006	Three Months ended June 30, 2006
Federal	$15,025,484	$8,624,312
State	1,674,348	961,053
Total deferred income tax benefit	16,699,832	9,585,365
Deferred income tax (expense):
Federal	(3,928,773)	(941,216)
State	(437,778)	(104,212)
Total deferred income tax (expense)	(4,366,551)	(1,045,428)

Total deferred income tax benefit	$12,333,281	$8,539,937

The effective income tax (benefit) for the six and three months ended June 30, 2006, differs from the amount determined by applying the statutory Federal rate of 35% as follows:

	Six months ended June 30, 2006	Three months ended June 30, 2006
Net loss, if taxed at the Federal tax rate	$13,721,035	$7,948,731
Exclusion of REIT Taxable Income	(2,612,773)	(260,503)
Permanent tax differences	(12,837)	(5,057)
State tax benefit, net of Federal tax effect	1,237,856	856,766
Total deferred income tax benefit	$12,333,281	$8,539,937

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2006, are as follows:

Deferred tax assets:
Federal tax loss carry-forward	$16,446,944
State tax loss carry-forward	2,999,443
Mark-to-market adjustments	176,791
Total gross deferred tax assets	$19,623,178

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$(23,212,525)
Loan origination and other amounts	(2,423,284)
Intangible assets	(1,691,074)
Total gross deferred tax liabilities	$(27,326,883)

Net deferred tax liabilities	$(7,703,705)

Management believes that the deferred tax assets will more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of June 30, 2006, the Company had an estimated federal tax net operating loss carry-forward of $24.3 million, which expires in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable net income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable net income and Opteum’s financial statement net income can be substantial and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently include restricted stock awards, depreciation of property and equipment and the accounting for debt issuance costs.

For the six months ended June 30, 2006, Opteum's taxable net income was approximately $0.8 million greater than Opteum's financial statement net income. Substantially all of this amount is attributable to phantom stock awards. The future deduction of phantom stock compensation against taxable net income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through June 30, 2006, Opteum's taxable net income is approximately $3.7 million greater than Opteum's financial statement net income as reported in its financial statements.

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code rather than GAAP. For the year ending December 31, 2006, we intend to distribute at least 90% of our REIT taxable net income in order to retain our tax qualification status as a REIT. The following table reconciles GAAP net income to REIT taxable net income for the six and three months ended June 30, 2006:

	Six Months ended June 30, 2006	Three months ended June 30, 2006
GAAP net loss	$(8,776,004)	$(3,688,880)
Plus: GAAP net loss of taxable REIT subsidiary included above	15,357,749	11,211,895
GAAP net income from REIT operations	6,581,745	7,523,015
Add: inter-company interest paid on loans	4,048,871	2,216,542
Add: estimated book depreciation and amortization	174,690	87,345
Less: estimated tax depreciation and amortization	(171,826)	(85,913)
Phantom share book/tax differences, net	604,327	266,033
Other book/tax differences, net	(44,666)	(21,239)

REIT Taxable Net Income	$11,193,141	$9,985,783

We believe that the foregoing reconciliation of our REIT taxable net income is useful to investors because REIT taxable net income is directly related to the amount of dividends we are required to distribute in order to maintain our REIT tax qualification status. However, because REIT taxable net income is an incomplete measure of our financial performance and involves differences from net income computed in accordance with GAAP, our REIT taxable net income should be considered as supplementary to, and not as a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the Securities and Exchange Commission (the “Commission”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in Part II - Item 1A - Risk Factors of this Form 10-Q. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the Commission, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Introduction and Overview

As used in this document, discussions related to the parent company, the registrant, “Opteum” and to real estate investment trust (“REIT”) qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (“MBS”) refer to “Opteum Inc.” Further, as used in this document, “OFS,” Opteum’s taxable REIT subsidiary (“TRS”) or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OFS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

Opteum Inc., formerly Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate. For purposes of this calculation, Opteum treats its junior subordinated notes as an equity capital equivalent. Opteum is self-managed and self-advised.

In evaluating Opteum’s assets and their performance, Opteum’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

On September 29, 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. OFS presently operates out of 42 offices and is active in 46 states. The transaction, in which OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum, closed on November 3, 2005. At the Company’s 2006 Annual Meeting of Stockholders, which took place on April 28, 2006, the Company’s shareholders approved the conversion of 1,223,208 shares of Class A Redeemable Preferred Stock, which were issued in conjunction with the OFS merger, into shares of Class A Common Stock. OFS acquires and originates mortgages that are either sold to third parties or securitized by a wholly-owned special purpose entity, Opteum Mortgage Acceptance Corporation (“OMAC”). OFS services the mortgages securitized by OMAC.

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

Mortgage Backed Securities

The Company’s investments in MBS are classified as available-for-sale securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders' equity, rather than through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on managements own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about the Fair Value of Financial Instruments.

Retained Interest, Trading

Retained interest, trading is the subordinated interests retained by the Company from the Company’s various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes. (See Notes 1 and 4 in the accompanying consolidated financial statements.) Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings. In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

Interest Rate Forecast. The forward London Interbank Offered Rate (“LIBOR”) interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of the Company to represent market conditions and value.

Prepayment Forecast. The prepayment forecast may be expressed by the Company in accordance with one of the following standard market conventions: Constant Prepayment Rate (“CPR”) or Percentage of a Prepayment Vector. Prepayment forecasts are made utilizing Citigroup Global Markets Yield Book and/or management estimates based on historical experience. Conversely, prepayment speed forecasts could have been based on other market conventions or third-party analytical systems. Prepayment forecasts may be changed as OFS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the REMIC trust’s Trustee for each underlying security.

Credit Performance Forecast. A forecast of future credit performance of the underlying collateral pool will include an assumption of default frequency, loss severity and a recovery lag. In general, the Company will utilize the combination of default frequency and loss severity in conjunction with a collateral prepayment assumption to arrive at a target cumulative loss to the collateral pool over the life of the pool based on historical performance of similar collateral by the originator. The target cumulative loss forecast will be developed and noted at the pricing date of the individual security but may be updated by the Company consistent with observations of the actual collateral pool performance.

At June 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

	June 30, 2006	December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$88,395,952	$98,010,592
Weighted average life (in years)	5.24	2.62
Prepayment assumption (annual rate)	32.28%	32.53%
Impact on fair value of 10% adverse change	$(8,847,221)	$(7,817,000)
Impact on fair value of 20% adverse change	$(15,581,981)	$(16,089,000)
Expected Credit losses (annual rate)	0.58%	0.61%
Impact on fair value of 10% adverse change	$(3,461,968)	$(3,247,000)
Impact on fair value of 20% adverse change	$(6,898,938)	$(6,419,000)
Residual Cash-Flow Discount Rate	12.78%	13.96%
Impact on fair value of 10% adverse change	$(4,128,810)	$(3,804,000)
Impact on fair value of 20% adverse change	$(7,924,214)	$(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(33,543,511)	$(21,265,000)
Impact on fair value of 20% adverse change	$(52,553,733)	$(34,365,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at June 30, 2006.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSR”) as assets when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). The Company elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class). (See Notes 1 and 5 in the accompanying consolidated financial statements.)

To facilitate hedging of the MSR portfolio, management has elected to utilize an internal model for valuation purposes. Accordingly, fair value is estimated based on internally generated expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors.

At June 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	At June 30, 2006	At December 31, 2005
Prepayment assumption (annual rate) (PSA)	417.9	254.0
Impact on fair value of 10% adverse change	$(3,467,265)	$(3,615,000)
Impact on fair value of 20% adverse change	$(6,596,466)	$(6,936,000)
MSR Cash-Flow Discount Rate	14.30%	10.74%
Impact on fair value of 10% adverse change	$(3,923,392)	$(4,856,000)
Impact on fair value of 20% adverse change	$(7,487,117)	$(9,280,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities.

Income Recognition

Interest income on MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the MBS using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases; an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. To make assumptions as to future estimated rates of prepayments, the Company currently uses actual market prepayment history for the securities it owns and for similar securities that the Company does not own and current market conditions. If the estimate of prepayments is incorrect, the Company is required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $30.2 million and $14.2 million during the six and three months ended June 30, 2006, respectively, were capitalized as direct loan origination costs.

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a sub-servicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the subservicer.

Financial Condition

All of Opteum’s assets at June 30, 2006, were acquired with the proceeds of private placements and public offerings of Class A Common Stock, private placements of junior subordinated notes and the use of leverage. Opteum received net proceeds after offering costs of approximately $141.7 million in the private placements, which closed on December 19, 2003, January 30, 2004 and February 17, 2004. Opteum received net proceeds of approximately $66.1 million in the initial public offering, which closed on September 21, 2004. On September 24, 2004, Opteum received an additional $9.8 million of net proceeds pursuant to the underwriters' exercise of their over-allotment option. Opteum received net proceeds of approximately $66.7 million (including the underwriters’ exercise of their over-allotment option) in a secondary public offering of Class A Common Stock which closed on December 21, 2004. Opteum received total net proceeds of approximately $48.5 million in connection with the privately placed issuance of trust preferred securities of Bimini Capital Trust I on May 17, 2005. Opteum received total net proceeds of approximately $48.5 million in connection with the privately placed issuance of trust preferred securities of Bimini Capital Trust II in October 2005.

Mortgage Related Securities

At June 30, 2006, Opteum held $3.4 billion of agency or government MBS at fair value in Opteum’s portfolio. Opteum’s portfolio of MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. Opteum seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Opteum strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Opteum’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Opteum’s investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and loan payoffs in connection with home sales. In order to reduce leverage and to reduce the effect of an increase in the forward yield curve and LIBOR curve, Opteum did not reinvest all of the proceeds of the mortgage loan prepayments and scheduled principal payments that occurred during the second quarter of 2006. The last time mortgage assets were added to the Opteum portfolio was on April 27, 2006.

As of June 30, 2006, Opteum’s portfolio of MBS had a weighted average yield on assets of 4.78% and a net weighted average borrowing cost of 5.08%. Prepayments on the loans underlying Opteum’s MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, Opteum gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in Opteum’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of Opteum’s portfolio will change as interest rates rise or fall. See Effect on Fair Value below.

The following tables summarize Opteum’s agency and government mortgage related securities as of June 30, 2006:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate MBS	$2,319,096,678	68.06%	4.70%	329	1-Apr-44	5.09	10.22%	1.84%
Fixed-Rate MBS	$653,659,358	19.18%	6.48%	254	1-Apr-36	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	$391,045,826	11.48%	4.80%	333	1-Nov-35	18.16	10.04%	1.45%
Balloon Maturity MBS	$43,486,152	1.28%	4.05%	42	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,407,288,014	100.00%	5.05%	311	1-Apr-44	6.98	10.20%	1.79%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$2,281,622,803	66.96%
Freddie Mac	608,951,562	17.87%
Ginnie Mae	516,713,649	15.17%
Total Portfolio	$3,407,288,014	100.00%

Entire Portfolio
Effective Duration (1)	1.42
Weighted Average Purchase Price	$102.34
Weighted Average Current Price	$100.31

(1)	Effective duration of 1.42 indicates that an interest rate increase of 1% would be expected to cause a 1.42% decline in the value of the MBS in the Company’s investment portfolio.

As of June 30, 2006, approximately 49.6% of the Company’s investment portfolio of 15-year fixed-rate coupon MBS and approximately 46.2% of the 30-year fixed-rate coupon MBS contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

For reference, the table below shows the principal balance of Opteum’s investment securities, the net unamortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous nine quarters for the portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS.

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At June 30, 2006	$3,396,909,813	$120,867,410	$3,517,777,223	103.558	$3,407,288,014	100.306
At March 31,2006	3,515,112,798	111,754,082	3,626,866,880	103.179	3,538,554,210	100.667
At December 31, 2005	3,457,891,363	112,635,825	3,570,527,188	103.257	3,494,029,359	101.045
At September 30, 2005	3,797,400,645	113,392,661	3,910,793,306	102.986	3,858,319,701	101.604
At June 30, 2005	3,784,668,467	114,672,670	3,899,341,137	103.030	3,876,205,996	102.419
At March 31, 2005	3,212,516,823	109,389,703	3,321,906,527	103.405	3,299,051,561	102.694
At December 31, 2004	2,876,319,085	97,753,097	2,974,072,182	103.399	2,973,232,897	103.369
At September 30, 2004	1,589,828,988	48,498,955	1,638,327,943	103.051	1,638,264,065	103.047
At June 30, 2004	1,479,500,209	38,033,673	1,517,533,882	102.571	1,508,421,270	101.955
At March 31, 2004	1,473,583,661	39,535,014	1,513,118,676	102.683	1,516,539,744	102.915

Effect on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the market value of Opteum's assets. Opteum faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.

Opteum primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Opteum generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at June 30, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,319,096,678)
Change in fair value	$20,555,814	$(20,555,814)	$(41,111,628)
Change as a percent of fair value	0.89%	(0.89)%	(1.77)%
Fixed-Rate MBS
(Fair Value $653,659,358)
Change in fair value	$20,366,423	$(20,366,423)	$(40,732,847)
Change as a percent of fair value	3.12%	(3.12)%	(6.23)%
Hybrid Adjustable-Rate MBS
(Fair Value $391,045,826)
Change in fair value	$6,406,589	$(6,406,589)	$(12,813,177)
Change as a percent of fair value	1.64%	(1.64)%	(3.28)%
Balloon Maturity MBS
(Fair Value $43,486,152)
Change in fair value	$975,069	$(975,069)	$(1,950,138)
Change as a percent of fair value	2.24%	(2.24)%	(4.48)%
Cash
(Fair Value $71,416,035)
Portfolio Total
(Fair Value $3,407,288,014)
Change in fair value	$48,303,895	$(48,303,895)	$(96,607,790)
Change as a percent of fair value	1.42%	(1.42)%	(2.84)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,319,096,678)
Change in fair value	$15,621,036	$(25,565,555)	$(61,140,579)
Change as a percent of fair value	0.67%	(1.10)%	(2.64)%
Fixed-Rate MBS
(Fair Value $653,659,358)
Change in fair value	$16,594,826	$(22,914,841)	$(48,400,748)
Change as a percent of fair value	2.54%	(3.51)%	(7.40)%
Hybrid Adjustable-Rate MBS
(Fair Value $391,045,826)
Change in fair value	$5,098,245	$(7,519,098)	$(16,944,594)
Change as a percent of fair value	1.30%	(1.92)%	(4.33)%
Balloon Maturity MBS
(Fair Value $43,486,152)
Change in fair value	$953,549	$(975,682)	$(1,926,500)
Change as a percent of fair value	2.19%	(2.24)%	(4.43)%
Cash
(Fair Value $71,416,035)
Portfolio Total
(Fair Value $3,407,288,014)
Change in fair value	$38,267,656	$(56,975,176)	$(128,412,421)
Change as a percent of fair value	1.12%	(1.67)%	(3.77)%

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

Liabilities

In May 2005, Opteum completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Opteum of $50 million of junior subordinated notes. The interest rate payable by Opteum on the BCTI junior subordinated notes is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the BCTI junior subordinated notes and the corresponding BCTI trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses. In addition, in October 2005, Opteum completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Opteum of an additional $50 million of junior subordinated notes. The interest rate on the BCTII junior subordinated notes and the corresponding BCTII trust preferred securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over three-month LIBOR for the remaining 25 years. However, the BCTII junior subordinated notes and the corresponding BCTII trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses. Opteum attempts to ensure that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, exceeds the cost of its borrowings. However, the issuance of debt at a fixed rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if Opteum is not able to invest at yields that exceed the interest rates of the Company’s junior subordinated notes and other borrowings.

Opteum has entered into repurchase agreements to finance acquisitions of primarily agency and government MBS. None of the counterparties to these agreements are affiliates of Opteum. These agreements are secured by the MBS and bear interest rates that are based on a spread to LIBOR. As of June 30, 2006, Opteum had 19 master repurchase agreements with various investment banking firms and other lenders and had outstanding balances under 14 of these agreements.

At June 30, 2006, Opteum had approximately $3.3 billion outstanding under repurchase agreements with a net weighted average borrowing cost of 5.08%, $1.8 billion of which matures between two and 30 days, $0.7 billion of which matures between 31 and 90 days and $0.8 billion of which matures in more than 90 days. It is Opteum’s present intention to seek to renew these repurchase agreements as they mature under the then-applicable borrowing terms of the counterparties to our repurchase agreements. At June 30, 2006, the repurchase agreements were secured by MBS with an estimated fair value of $3.4 billion and a weighted average maturity of 311 months.

At June 30, 2006, Opteum’s repurchase agreements had the following counterparties, amounts outstanding, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$980,859	11,419	194	29.66%
JP Morgan Securities	747,306	22,796	24	22.60
Washington Mutual	357,109	13,420	10	10.80
Nomura Securities International, Inc.	312,260	10,782	44	9.44
RBS Greenwich Capital	198,199	5,861	37	5.99
Countrywide Securities Corp	194,649	6,641	113	5.89
BNP Paribas Securities Corp	167,528	5,834	64	5.07
UBS Investment Bank, LLC	131,313	3,405	55	3.97
Goldman Sachs	103,786	3,522	35	3.14
Merrill Lynch	53,952	1,481	3	1.63
Bear Stearns & Co. Inc.	22,399	1,462	7	0.68
Daiwa Securities America Inc.	19,732	(255)	7	0.60
Lehman Brothers	9,155	310	31	0.28
Cantor Fitzgerald	8,640	386	6	0.25
HSBC Securities (USA) Inc	0	483	0	0.00
Total	$3,306,887	87,547		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Equity

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately $34.0 million from December 31, 2005, to June 30, 2006.  This is reflective of an overall decline in the fair value of Opteum’s portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically inside two years and these rates increased substantially over the period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

The Company has negative retained earnings (titled “accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) at June 30, 2006, partially because of the consequences of Opteum’s tax qualification as a REIT.  As is more fully described in the section titled “Future Taxable Income Distributions,” Opteum’s dividends are based on its net taxable income, as determined for federal income tax purposes and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).  Taxable net income is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable net income and Opteum’s financial statement net income computed in accordance with GAAP can be substantial and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently include restricted stock awards, depreciation of property and equipment and debt issuance costs.

For the six months ended June 30, 2006, Opteum's taxable net income was approximately $0.8 million greater than Opteum's financial statement net income. Substantially all of this amount is attributable to the phantom stock awards. The future deduction of this temporary difference is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received an award) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through June 30, 2006, Opteum's taxable net income is approximately $3.7 million greater than Opteum's financial statement net income as reported in its financial statements.

Therefore, to the extent that Opteum’s cumulative net taxable income is greater than cumulative financial statement income and Opteum continues to pay out as dividends all of its net taxable income, the Company will report a deficit in retained earnings on its balance sheet.

REIT taxable net income is calculated according to the requirements of the Internal Revenue Code rather than GAAP. For the year ending December 31, 2006, we intend to distribute at least 90% of our REIT taxable net income in order to retain our tax qualification status as a REIT. The following table reconciles GAAP net income to REIT taxable net income for the six and three months ended June 30, 2006:

	Six Months ended June 30, 2006	Three months ended June 30, 2006

GAAP net loss	$(8,776,004)	$(3,688,880)
Plus: GAAP net loss of taxable REIT subsidiary included above	15,357,749	11,211,895
GAAP net income from REIT operations	6,581,745	7,523,015
Add: inter-company interest paid on loans	4,048,871	2,216,542
Add: estimated book depreciation and amortization	174,690	87,345
Less: estimated tax depreciation and amortization	(171,826)	(85,913)
Phantom share book/tax differences, net	604,327	266,033
Other book/tax differences, net	(44,666)	(21,239)

REIT Taxable Net Income	$11,193,141	$9,985,783

We believe that the foregoing reconciliation of our REIT taxable net income is useful to investors because REIT taxable net income is directly related to the amount of dividends we are required to distribute in order to maintain our REIT tax qualification status. However, because REIT taxable net income is an incomplete measure of our financial performance and involves differences from net income computed in accordance with GAAP, our REIT taxable net income should be considered as supplementary to, and not as a substitute for, our net income computed in accordance with GAAP as a measure of our financial performance.

Results of Operations

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended June 30, 2006, and the nine previous quarters for Opteum’s portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS’ results of operations.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
June 30, 2006	$3,472,921,112	$56,745,891	6.536%	$3,360,421,038	$42,829,452	5.098%	$13,916,439	1.438%
March 31, 2006	3,516,291,784	42,219,327	4.803%	3,375,776,594	37,660,857	4.462%	4,558,470	0.340%
December 31, 2005	3,676,174,530	43,139,911	4.694%	3,533,486,002	35,912,966	4.065%	7,226,945	0.629%
September 30, 2005	3,867,262,849	43,574,308	4.507%	3,723,603,116	33,101,847	3.556%	10,472,461	0.951%
June 30, 2005	3,587,628,779	36,748,640	4.097%	3,449,743,973	26,703,422	3.096%	10,045,218	1.001%
March 31, 2005	3,136,142,229	31,069,934	3.963%	2,976,409,157	19,841,710	2.667%	11,228,224	1.296%
December 31, 2004	2,305,748,481	20,463,071	3.550%	2,159,890,886	10,824,164	2.005%	9,638,907	1.545%
September 30, 2004	1,573,342,668	11,017,346	2.801%	1,504,919,407	4,253,337	1.131%	6,764,009	1.670%
June 30, 2004	1,512,480,507	10,959,098	2.898%	1,452,004,000	4,344,012	1.197%	6,615,086	1.702%
March 31, 2004	871,140,453	7,194,033	3.303%	815,814,500	2,736,434	1.342%	4,457,599	1.962%

As indicated in the table above, Net Interest Spread expanded substantially in the current quarter. The table below decomposes Total Interest Income by quarter. Interest income recorded for the quarter is impacted by adjustments that are made using the retrospective method to the effective interest computation. For each reporting period, the retrospective adjustment is based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. The adjustment is also based on the realized index values underlying adjustable-rate MBS versus projected index values at the time of purchase. For the current quarter, the retrospective adjustment was quite large relative to interest income earned on the portfolio for the quarter. This is due to the combination of the cumulative nature of the adjustment and the magnitude of the movement in rates for the quarter. The adjustment was further impacted by the composition of the portfolio which is approximately 68.1% adjustable-rate MBS securities whose coupons reset within the next 12 months. In the case of such adjustable-rate securities, income going forward is established through application of the effective interest computation employing the ARM’s underlying index value in effect at the time of purchase and assuming that index value is constant going forward. During periods of rising interest rates as have occurred over the last two years, the values for such indices have been increasing above those in effect at the time of purchase. Such increases in the value of the index underlying ARM MBS are captured by the retrospective adjustment since coupon cash flows subsequent to purchase exceed those anticipated when the effective interest computation was made.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Total Interest Income	Yield on Average Interest Earning Assets	Quarterly Retrospective Adjustment	Expressed as a Yield on Average Interest Earning Assets	Interest Income from Investment Securities Held, Cash and Other	Expressed as a Yield on Average Interest Earning Assets
At June 30, 2006	$ 56,745,891	6.536%	$ 14,702,330	1.693%	$ 42,043,561	4.842%
At March 31,2006	42,219,327	4.803%	2,524,824	0.287%	39,694,503	4.515%
At December 31, 2005	43,139,911	4.694%	3,248,812	0.353%	39,891,099	4.341%
At September 30, 2005	43,574,308	4.507%	4,347,892	0.450%	39,226,416	4.057%
At June 30, 2005	36,748,640	4.097%	2,413,146	0.269%	34,335,494	3.828%
At March 31, 2005	31,069,934	3.963%	1,012,711	0.129%	30,057,223	3.834%
At December 31, 2004	20,463,071	3.550%	1,250,031	0.217%	19,213,040	3.333%
At September 30, 2004	11,017,346	2.801%	-	0.000%	11,017,346	2.801%
At June 30, 2004	10,959,098	2.898%	-	0.000%	10,959,098	2.898%
At March 31, 2004	7,194,033	3.303%	-	0.000%	7,194,033	3.303%

The acquisition of OFS in the fourth quarter of 2005 substantially impacted revenues earned and expenses incurred making the comparison of Opteum’s results for the six and three months ended June 30, 2006 to the comparable prior periods difficult.

Consolidated net loss for the six and three months ended June 30, 2006, was ($8.8) million and ($3.7) million, respectively, compared to $19.1 million and $8.2 million of net income for the six and three months ended June 30, 2005. Consolidated net loss per diluted share of Class A Common Stock was ($0.37) and ($0.15) in the six and three months ended June 30, 2006, respectively, compared to $0.90 and $0.39 of per share income, respectively, for the comparable prior periods. For the six and three months ended June 30, 2006, Opteum had consolidated interest income of $136.0 million and $75.3 million, respectively, and consolidated interest expense of $116.7 million and $60.5 million, respectively.

The Company earned $19.3 million and $14.8 million of consolidated net interest income for the six and three months ended June 30, 2006, and $21.3 million and $10.3 million of net interest income for the six and three months ended June 30, 2005, respectively. These figures are not reflected as annualized net yields on invested assets as was previously reported since the figures represent blended net interest earnings on both the portfolio of MBS and the mortgage loans held for sale by OFS.

Borrowing rates increased during the six and three months ended June 30, 2006, faster than the yields on Opteum’s current portfolio. This was driven by actions by the Federal Reserve and their resulting impact on various market interest rates, especially short-term rates. These actions are the primarily cause for the erosion of net interest spread earned on Opteum’s portfolio of MBS over Opteum’s repurchase agreement funding costs.  The increase in short-term rates also had a negative impact on the net interest spread earned by OFS on their mortgage loans held for sale over funding costs associated with their warehouse lines of credit used to fund mortgage loan originations.

At June 30, 2006, OFS owned $756.8 million of mortgage loans which were classified as mortgage loans held for sale. Gains realized on the sale of mortgage loans held for sale for the six and three months ended June 30, 2006, were $22.4 million and $11.1 million, respectively. Opteum had no such gains for the six and three months ended June 30, 2005, as those periods predate the acquisition of OFS by Opteum.

Gains on the sale of mortgage loans held for sale are reported net of changes in the fair value of retained interests in securitizations. Net of changes in fair value of retained interests in securitizations, OFS had losses from sales of mortgages held for sale of $2.1 million and $9.1 million for the six and three months ended June 30, 2006, respectively.

The retained interests in securitizations contain loans originated or purchased by OFS prior to securitization. These retained interests are classified on the accompanying consolidated balance sheet as Retained Interest, Trading. The total fair market value of these retained interests was approximately $88.4 million as of June 30, 2006. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to adverse movements in interest rates, particularly forward LIBOR rates, the market value of the retained interests declined by $24.5 million and $20.2 million, respectively, for the six and three months ended June 30, 2006. It is the intention of management to hedge these retained interests so as to protect earnings from an unexpected change due to a decline in value of the retained interests. However, movements in the variables that affect the value of the retained interests, in particular forward LIBOR rates and prepayment estimates, also affect retrospective adjustments to the effective interest computation of the Opteum MBS portfolio and the value of the Company’s mortgage servicing assets or MSRs. Movements in these two variables have the opposite effect on the value of the retained interests and the retrospective adjustment to the effective interest computation of the Opteum MBS portfolio and the MSRs. Since movements in these two variables affect reported earnings in an offsetting fashion, they tend to naturally hedge the Company’s earnings when taken as a whole. Accordingly, management takes this fact into consideration when constructing and implementing its hedging strategy.

Changes in the fair value of retained interests described above are net of the results of any hedge transactions. The results above reflect net losses of $0.1 million and $0.1 million, respectively, on hedging transactions for the six and three months ended June 30, 2006, respectively. The results of the Company’s hedging strategies may have differed had the decline in value not been so materially driven by movements in forward LIBOR rates and had such movements not occurred so early in the quarter. The results of the hedge strategies were highly negatively correlated to the proportional mark to market changes in the retained interest positions, but were not in place for the full quarter. Hedge results also reflect the fact that movements in the other three variables that affect retained interest fair value moved in a favorable direction, offsetting the adverse movement in forward rates to some extent.

The table below provides the details of OFS’s gain/(loss) on the sale of mortgage loans held for sale for the six and three months ended June 30, 2006 and June 30, 2005.

Gains on Sales of Mortgage Assets and Losses on Derivative Instruments
(in thousands)
	For the Six months Ending June 30, 2006	For the Six months Ending June 30, 2005	For the Three months Ending June 30, 2006	For the Three months Ending June 30, 2005
Fair Value adjustment of retained interests, trading	$(24,472)	N/A	(20,246)	N/A
Gain on Sales	45,487	N/A	24,658	N/A
Fees on brokered loans	3,135	N/A	1,586	N/A
Gain/(loss) on derivatives	2,521	N/A	(881)	N/A
Direct loan origination expenses, deferred	689	N/A	(549)	N/A
Fees earned, brokering servicing	1,306	N/A	535	N/A
Write off purchased pipeline (Purchase Accounting Adjustment)	(534)	N/A	-	N/A
	28,132	N/A	5,103	N/A

Direct loan origination expenses, reclassified	(30,204)	N/A	(14,252)	N/A

Net gain/(loss) on sale of mortgage loans	$(2,072)	N/A	(9,149)	N/A

OFS held originated MSRs on approximately $8.4 billion in mortgages with a fair market value of approximately $96.6 million as of June 30, 2006. For the six months and three months ended June 30, 2006, OFS had net servicing income of $1.8 million and $3.6 million, respectively. The results for the six month period were impacted by negative fair value adjustments to the MSRs in the first quarter as a result of the Company’s early adoption of SFAS 156 on January 1, 2006. For the six and three months ended June 30, 2006, the net fair value adjustments to the MSRs were a decrease of ($10.8) million and ($2.8) million, respectively. In turn, the net fair value adjustments for the six and three months ended June 30, 2006, reflect declines in fair value due to run-off of $10.4 million and $4.9 million and adjustments due to (decreases)/increases in fair value of ($0.4) million and $2.1 million, respectively.

Opteum did not sell any MBS from the investment portfolio during the six months and three months ended June 30, 2006. For the six and three month periods ended June 30, 2005, Opteum reported $2.0 million and $0.0 million, respectively, in gains from sale of MBS.

For the six months and three months ended June 30, 2006, consolidated general and administrative costs at the Company were $42.9 million and $22.8 million, respectively. Operating expenses, which incorporate trading costs, commissions and other direct costs, were $0.5 million and $0.2 million for the six months and three months ended June 30, 2006, respectively.

For the six and three months ended June 30, 2006, comprehensive income (loss) was ($42.8) million including the net unrealized loss on the available-for-sale securities of ($34.0) million and ($25.9) million including the net unrealized loss on available-for sale securities of ($22.2) million, respectively. For the six and three months ended June 30, 2005, comprehensive income (loss) was ($2.8) million including the net unrealized loss on the available-for-sale securities of ($20.0) million and $7.8 million including the net unrealized loss on available-for-sale securities of ($0.5) million, respectively. The factors resulting in the unrealized loss on available-for-sale securities are described above.

Comprehensive (loss) income is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(8,776,004)	$19,126,238	$ (3,688,868)	$8,218,399

Realized gain on available-for-sale securities, net	-	(1,982,382)	-	-

Unrealized loss on available-for-sale securities, net	(33,991,361)	(19,993,799)	(22,176,263)	(454,738)

Comprehensive (loss) income	$(42,767,365)	$(2,849,943)	$ (25,865,131)	$7,763,661

Future Taxable Income Distributions

In future periods, Opteum’s REIT net taxable income may grow to be even greater than consolidated GAAP net income as the interest on the $65.0 million loan Opteum made to OFS could generate annual net taxable income of $7.2 million. This interest is not reported on the Company’s consolidated financial statements as it is eliminated in consolidation.

In order to maintain Opteum’s qualification as a REIT, Opteum is required (among other provisions) to distribute dividends to stockholders in an amount at least equal to, generally, 90% of its net taxable income. Net taxable income is a term that describes operating results following taxation rules and regulations governed by various provisions of the Internal Revenue Code. Net taxable income is computed differently from net income as computed in accordance with GAAP ("GAAP net income"), which is included in the Company’s accompanying consolidated financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between net taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year is not a deduction for net taxable income until a later year. As a REIT, Opteum may be subject to a federal excise tax. An excise tax is incurred if Opteum distributes less than 85% of its net taxable income by the end of the calendar year. Opteum's most significant item currently being accounted for differently are restricted stock awards.

OFS is treated as a taxable REIT subsidiary or TRS of Opteum. OFS is subject to corporate income taxes and files separate federal and state income tax returns. OFS had interest rate lock commitments (“IRLCs”), along with other instruments that are hedges for both these IRLCs and mortgage loans held for sale, and both are considered derivatives. The changes to the fair value of these derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these derivatives was a gain of approximately $2.5 million as of June 30, 2006. OFS can recognize a gain in the value of mortgages held for sale only when the loans are sold.

Liquidity and Capital Resources

Opteum’s primary source of funds as of June 30, 2006, consisted of repurchase agreements totaling $3.3 billion, with a net weighted average borrowing cost of 5.08%. Opteum expects to continue to finance it acquisitions of MBS using repurchase agreements. At June 30, 2006, Opteum had master repurchase agreements in place with 19 counterparties and had outstanding balances under 14 of these agreements. These master repurchase agreements have no stated expiration but can be terminated at any time at Opteum’s option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. A negotiated termination can take place but may involve a fee which would be paid by Opteum. As of June 30, 2006, all of the existing repurchase agreements matured in less than one year. Increases in short-term interest rates could negatively impact the valuation of Opteum’s investment portfolio of MBS, which could limit Opteum’s borrowing ability or cause Opteum’s lenders to initiate margin calls.

During 2005 and the six months ended June 30, 2006, Opteum entered into contracts and paid commitment fees to three counterparties providing for an aggregate of $1.7 billion in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase agreement facilities. Two of these facilities will be eligible for renewal at some point during the balance of 2006 and one will be eligible for renewal in 2007. It is the Company’s intention to renew these facilities. However, market conditions could change making the renewal of these contractual arrangements more expensive or unattainable. In addition, two of the agreements described above are available to provide financing for up to $150 million to cover margin requirements associated with monthly principal payments on the MBS portfolio. During the quarter ended June 30, 2006, $50 million of the $150 million aggregate financing available for such purposes was put in place with one counterparty.

In addition, in order to facilitate the origination of mortgage loans, OFS had warehouse lines and aggregation lines of credit outstanding of approximately $309.6 million at June 30, 2006. OFS also had approximately $104.8 million outstanding on other lines of credit that are secured by the retained interests and the originated MSRs with various lenders. The rates on these borrowings generally are based on a spread to LIBOR. During the quarter ended June 30, 2006, OFS entered into a new agreement with JP Morgan Chase that increased the borrowing capacity of the line it replaced by $633 million.

For liquidity, Opteum will also rely on cash flow from operations, primarily monthly principal and interest payments to be received on the mortgage related securities, as well as any primary securities offerings authorized by the Company’s Board of Directors. OFS may generate cash flow from retained interests in mortgage securitizations as well as receive funds from originated MSRs and originated loan fees.

Opteum believes that equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable Opteum to meet anticipated liquidity requirements. Various changes in market conditions could adversely affect liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations or the reduction of fee income generated through mortgage originations at OFS. If cash resources are at any time insufficient to satisfy the liquidity requirements, Opteum may be required to pledge additional assets to meet margin calls, liquidate mortgage related securities or sell debt or additional equity securities. If required, the sale of mortgage related securities or originated mortgage loans held for sale by OFS at prices lower than the carrying value of such assets would result in losses and reduced income.

Opteum may in the future increase capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. All debt securities, other borrowings and classes of preferred stock will be senior to the Class A Common Stock in a liquidation of the company. Additional equity offerings may be dilutive to stockholders' equity or reduce the market price of the Class A Common Stock or both. Opteum is unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

Off-Balance Sheet Arrangements

As discussed previously, OFS pools the loans they originate and purchase and securitizes them to obtain long-term financing for its assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During the second quarter of 2006, OFS executed one securitization collateralized by $491.6 million of loans. In addition, OFS held approximately $88.4 million of retained interests from securitizations as of June 30, 2006. OFS’ ability to access the capital markets via the use of securitizations is critical to the operations and overall profitability of the business.

External factors that are reasonably likely to affect OFS’ ability to continue to complete securitizations would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent OFS from being able to sell the securities at a favorable price or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk or market specific events such as a default of a comparable type of securitization. If OFS was unable to access the securitization market, OFS may still be able to finance its mortgage operations by selling the loans to investors in the whole loan market, but at lower than anticipated margins.

Specific items that may affect OFS’ ability to use the securitizations to finance OFS’ specific loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by OFS’ collateral. OFS’ financial condition could also have an adverse impact on its ability to access the securitization market if there was the perception that its financial condition had deteriorated to the point where investors would question OFS’ ability to stand behind its representations and warranties made in connection with its securitizations even though Opteum has guaranteed the performance of OFS’ representation and warranties. It is too early to evaluate the impact of the underlying collateral’s performance attributable to the financial performance and condition of the past securitizations of OFS. Additionally, past economic conditions that may have contributed to a favorable performance may not be an indication of future performance should economic conditions change unfavorably.

OFS has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of June 30, 2006, OFS had outstanding commitments to originate loans of approximately $341.9 million. As of June 30, 2006, OFS had outstanding commitments to sell loans of approximately $138.0 million. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the Company’s exposure to market risk since December 31, 2005. The information set forth under Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2005, is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

ITEM 1A. RISK FACTORS.

During the period covered by this report, there were no material changes from the risk factors previously disclosed under Item 1A - Risk Factors in the Company’s amended Annual Report on Form 10-K/A for the period December 31, 2005. The information set forth under Item 1A - Risk Factors in the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2005, is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The information set forth under Part II - Item 4 - Submission of Matters to a Vote of Security Holders in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, is incorporated herein by reference.

ITEM 6. EXHIBITS.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006.
10.1	2003 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form S-11/A, effective as of March 31, 2004, filed with the SEC on May 26, 2004
10.2
Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.3 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

10.3
Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.4 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

10.4
Employment Agreement between Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, dated September 29, 2005, filed with the SEC on March 10, 2006

10.5
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates, incorporated by reference to Exhibit 10.5 to the Company’s Form S-11/A, filed with the SEC on May 26, 2004

10.6
Agency Agreement, dated November 20, 2003 between AVM, L.P. and Bimini Mortgage Management, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Form S-11/A, dated November 20, 2003, filed with the SEC on May 26, 2004

10.7	2004 Performance Bonus Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004
10.8
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.8 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

10.9
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.9 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Company’s Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEUM INC.

Date: August 7, 2006	By:	/s/ Robert E. Cauley Robert E. Cauley Chief Financial Officer, Chief Investment Officer and Secretary

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006.
10.1	2003 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form S-11/A, effective as of March 31, 2004, filed with the SEC on May 26, 2004
10.2
Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.3 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

10.3
Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.4 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

10.4
Employment Agreement between Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, dated September 29, 2005, filed with the SEC on March 10, 2006

10.5
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates, incorporated by reference to Exhibit 10.5 to the Company’s Form S-11/A, filed with the SEC on May 26, 2004

10.6
Agency Agreement, dated November 20, 2003 between AVM, L.P. and Bimini Mortgage Management, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Form S-11/A, dated November 20, 2003, filed with the SEC on May 26, 2004

10.7	2004 Performance Bonus Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004
10.8
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.8 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

10.9
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.9 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Company’s Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.