Form 10-K/A
period 2005-12-31
Opteum Inc.
filed 2006-10-13
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

 As of October 12, 2006, there were 24,474,315 shares of the Registrant’s Class A Common Stock outstanding. The aggregate market value of the Class A Common Stock, held by non-affiliates of the Registrant (22,197,880  shares) at October 12, 2006 was approximately $186,684,171. The aggregate market value was calculated by using the closing price of the Class A Common Stock as of that date on the New York Stock Exchange. As of October 12, 2006, all of the Registrant’s Class B Common Stock was held by affiliates of the Registrant. As of October 12, 2006, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (319,388 shares) was $319, which value is based on the initial purchase price of the Class C Common Stock.

Explanatory Note: The registrant is hereby amending Item 8. Financial Statements and Supplementary Data of Part II of its Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2006 (the “Form 10-K/A”), to include a report of Deloitte & Touche LLP that was inadvertently omitted from the Form 10-K/A. Except for Item 8. Financial Statements and Supplementary Data of Part II of the Form 10-K/A which is amended hereby, the information set forth in the Form 10-K/A is incorporated by reference herein in its entirety.

OPTEUM INC.

INDEX

PART II
ITEM 8. Financial Statements and Supplementary Data.	67
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.	108

PART II
ITEM 8. Financial Statements and Supplementary Data.

Index to Financial Statements
Page

Management’s Report on Internal Control over Financial Reporting	68
Reports of Independent Registered Public Accounting Firm	69
Report of Independent Auditors	70
Consolidated Balance Sheets at December 31, 2005 and 2004	71
Consolidated Statements of Operations for the years ended December 31, 2005, and 2004, and for the period from September 24, 2003 (inception) through December 31, 2003	72
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, and 2004, and for the period from September 24, 2003 (inception) through December 31, 2003	73
Consolidated Statements of Cash Flows for the years ended December 31, 2005, and 2004 , and for the period from September 24, 2003 (inception) through December 31, 2003	74
Notes to Consolidated Financial Statements	76

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

/s/ Ernst & Young LLP Certified Public Accountants

Miami, Florida
March 1, 2006

Report of Independent Auditors

To the Stockholders of Opteum
Financial Services, LLC:

    We have audited the accompanying consolidated balance sheet of Opteum Financial Services, LLC and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the period from November 3, 2005 (Date of Acquisition) to December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the  purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Opteum Financial Services, LLC and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the period from November 3, 2005 (Date of Acquisition) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of  America.

/s/ Deloitte & Touche LLP

February 28, 2006

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

1. Financial Statements. The consolidated financial statements of the Company, together with the reports of Independent Registered Public Accounting Firms thereon, are set forth on pages 68 through 106 of this Form 10-K and are incorporated herein by reference.

2. Financial Statement Schedules. Financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements and/or in the notes to financial statements filed in response to Item 8 hereof.

3. Exhibits

*2.1	Agreement of Plan of Merger
*3.1	Articles of Amendment and Restatement
*3.2	Articles Supplementary
*3.3	Articles of Amendment
*3.4	Amended and Restated Bylaws
*10.2	2003 Long-Term Incentive Compensation Plan
*10.3	Employment Agreement dated April 12, 2004 between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer
*10.4	Employment Agreement dated April 12, 2004 between Bimini Mortgage Management, Inc. and Robert E. Cauley
*10.5	Employment Agreement dated September 29, 2005 between Opteum Financial Services, LLC and Peter R. Norden
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

*21.1	List of subsidiaries.
**23.1	Consent of Ernst & Young LLP.
**23.2	Consent of Deloitte & Touche LLP.
*24.1	Powers of Attorney
**31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of the Cheif Financial Officer, pusuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.
**	Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 13, 2006.

OPTEUM INC. (Registrant)
By	/s/ Robert E. Cauley
Robert E. Cauley Senior Executive Vice President, Chief Financial Officer and Chief Investment Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on October 13, 2006.

Signature	Capacity

/s/ Jeffrey J. Zimmer Jeffrey J. Zimmer	Director, Chairman of the Board, Chief Executive Officer and President

/s/ Robert E. Cauley Robert E. Cauley	Director, Vice Chairman of the Board, Senior Executive Vice President, Chief Financial Officer and Chief Investment Officer

Peter R. Norden	Director and Senior Executive Vice President	)

Kevin L. Bespolka	Director	)

Maureen A. Hendricks	Director	)	By /s/ Robert E. Cauley Robert E. Cauley, Attorney-in-Fact

Jason Kaplan	Director	)

W. Christopher Mortenson	Director	)

Buford H. Ortale	Director	)