Form 10-Q/A
period 2006-03-31
Opteum Inc.
filed 2006-12-20
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of December 18, 2006, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,513,512; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

As of May 5, 2006, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,318,586; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

EXPLANATORY NOTE-RESTATEMENT OF FINANCIAL INFORMATION

EXPLANATORY NOTE

In November 2006, Opteum Inc. (“Opteum”, “the Company”, “OPX”) reviewed its application of paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and its use with respect to interest rate lock commitments (“IRLCs”) at the Company’s taxable REIT subsidiary, Opteum Financial Services, LLC (“OFS”).

IRLCs arise when a lender commits to an interest rate on a potential loan to a residential mortgage borrower. When a potential borrower “locks” their rate, an obligation on the part of OFS is created to lend at the rate locked for a finite period of time, typically 30 to 60 days. The IRLC does not obligate the borrower to close the loan, however. The IRLC creates an obligation on OFS to lend at the locked rate for a prescribed period of time and under the parameters of SFAS 133 must be measured at fair value with changes in fair value recognized in current period earnings.

Because IRLCs represent obligations on the part of OFS to lend at a set rate, as interest rates change subsequent to the lock date, the market value of the obligation may either increase or decrease. This fluctuation in value is akin to fluctuations in value of a closed loan with a fixed interest rate.

At the inception of an IRLC, the value of the IRLC is zero. OFS, as its principal business model, originates mortgage loans for purposes of selling them for gain. Since IRLCs are treated as derivatives under SFAS 133, fluctuations in their value are recognized into earnings in the period in which they occur. If the IRLC becomes a closed loan, the basis of the closed loan is adjusted by the fluctuation in the market value of the IRLC from the lock date through the loan closing date. In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, all direct revenues and expenses associated with originating and closing the loan are also added to the basis of the loan. This establishes the cost basis of the loan. From the date of closing until the date the loan is sold, loans are recorded at the lower of cost or market.

In financial statements previously filed for the period ended March 31, 2006, OFS did not reflect fluctuations in the market value of IRLCs or closed loans through current period earnings. Under the accounting previously employed by OFS, an estimate of the ultimate gain on sale, adjusted for the probability that the IRLC would become a closed loan, was ascribed to the basis of the loan. The probability of the loan closing was determined by an analysis of prior experience. Accordingly, the prior accounting treatment employed by OFS did not capture fluctuations in market value as prescribed by SFAS 133. Also, upon closing of a loan, OFS did not mark-to-market the value of the loan through earnings and adjust the basis in the loan. Under this treatment, the ultimate gain or loss recognized on the sale of the loan was unaffected, but the fluctuations in value of either the closed loan or the IRLC were not reflected in earnings in the period in which they occurred.

The basis in a closed loan becomes the ultimate determinant of the gain or loss upon sale of the loan. Since OFS typically sells all loans they originate or acquire within 90 days, the effect of reflecting fluctuations in value of either IRLCs or closed loans in current period earnings is typically offset in the following period as the gain or loss on sale of the closed loan is either correspondingly higher or lower, owing to the basis adjustments described above. Accordingly, in the case of OFS, fluctuations in the market value of IRLCs or closed loans typically do not change the ultimate net income associated with the sale of mortgage loans.

In the period ended March 31, 2006, interest rates generally increased and the effect was to cause the market value of OFS’ IRLCs and closed loans to decline. Therefore, the market value of IRLCs and basis adjustments to closed loans declined by $3.7 million and $0.3 million, respectively, during the three month period ended March 31, 2006. Since OFS was not acquired until November 3, 2005 by OPX, there was no effect on the period ended March 31, 2005.

The following table presents a reconciliation of previously reported net loss to restated net loss for the period indicated:

Three Months Ended March 31, 2006

Previously reported net loss	$(5,087,132)
Pre-tax adjustments:
Interest rate lock commitment mark to market	(4,079,928)
Adjustment to net interest income and other	(391,843)
Total pre-tax adjustments	(4,471,771)
Related tax effects - (provision for)/benefit from	1,587,092
Net after-tax adjustments	(2,884,679)
Restated net loss	$(7,971,811)

Subsequent to the completion of the originally-filed financial statements for the period being restated, the Company identified the adjustment to the IRLC mark to market, an adjustment to net interest income and additional minor adjustments that should have been recorded in this earlier period. When these adjustments were identified, other than the adjustment to the IRLC mark to market, management determined them to be immaterial, individually and in the aggregate, to the originally-filed financial statements.  Because OFS’ IRLC accounting required restatement, the Company is also correcting these immaterial out-of-period adjustments by recording them in the proper periods.

The nature of these other adjustments are as follows. The Company corrected computational errors made in the calculation of net interest income. The adjustment represents approximately 95% of the $391,843 and is a cumulative adjustment through March 31, 2006. The balance of the other adjustment is related to various expense items.

Other than the items described in Note 2 to the accompanying consolidated financial statements, as well as adjustments to disclosures in other notes and, to be consistent with the restated financial statements, management’s discussion and analysis, this amended Form 10-Q has not been updated for events occurring after May 8, 2006, the date of the original filing of the Company’s Form 10-Q for the period ended March 31, 2006.

Notwithstanding the foregoing, the Company concluded that its consolidated financial statements as of, and for the year ended, December 31, 2005, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the results of the Company's operations and cash flows for the year ended December 31, 2005, and do not require restatement. The effect of the change in OFS’ accounting for IRLCs for the period November 3, 2005, through December 31, 2005 was an overstatement of consolidated pre-tax income of $473,643. Had the cumulative effect of the computational error in the Company’s accounting for net interest income been recorded as of December 31, 2005, the amount of the adjustment would have been a reduction of consolidated pre-tax income of $492,040. By recording these adjustments in the three month period ended March 31, 2006 the combined effect was to increase the consolidated pre-tax loss by $965,683. Accordingly, the Company has determined to account for the impact of the misapplication of SFAS No. 133 by OFS for the period November 3, 2005, through December 31, 2005 and the computational error in the calculation of net interest income for all periods prior to December 31, 2005 in its restated consolidated financial statements as of, and for the period ended, March 31, 2006, and believes that doing so will be immaterial to such consolidated financial statements annual 2006 consolidated financial statements.

OPTEUM INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements and Supplementary Data.

OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited) Restated-See Note 2
ASSETS	March 31, 2006	December 31, 2005

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,528,646,943	$3,493,490,046
Unpledged, at fair value	9,907,267	539,313

TOTAL MORTGAGE BACKED SECURITIES	3,538,554,210	3,494,029,359
Cash and cash equivalents	90,872,039	130,510,948
Restricted cash	-	2,310,000
Mortgage loans held for sale, net	717,513,438	894,237,630
Retained interests, trading	105,196,205	98,010,592
Securities held for sale	1,847,248	2,782,548
Mortgage servicing rights, net	93,337,355	86,081,594
Receivables, net	6,656,880	24,512,118
Principal payments receivable	15,624,670	21,497,365
Accrued interest receivable	16,441,538	15,740,475
Property and equipment, net	17,038,985	16,067,170
Prepaid and other assets	18,880,916	19,321,766
TOTAL ASSETS	$4,621,963,484	$4,805,101,565

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,413,954,826	$3,337,598,362
Warehouse lines of credit and drafts payable	697,860,930	873,741,429
Other secured borrowings	105,452,119	104,886,339
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	34,639,214	30,232,719
Unsettled security purchases	1,709,728	58,278,701
Dividends payable	2,645,853	-
Deferred tax liability	14,656,550	18,360,679
Accounts payable, accrued expenses and other	18,850,267	26,417,996

TOTAL LIABILITIES	4,392,866,487	4,552,613,225

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; shares issued and outstanding at March 31, 2006 and December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable	1,223	1,223
Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,172,598 shares issued and 23,083,498 shares outstanding at March 31, 2006, and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005	24,173	24,129
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Additional paid-in capital	342,759,382	342,230,342
Accumulated other comprehensive loss	(87,918,732)	(76,494,378)
Accumulated deficit	(16,033,006)	(8,037,260)
Treasury Stock; Class A common stock, at cost; 1,089,100 shares at March 31, 2006 and 561,800 shares at December 31, 2005	(9,736,681)	(5,236,354)

TOTAL STOCKHOLDERS' EQUITY	229,096,997	252,488,340
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,621,963,484	$4,805,101,565
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	(Unaudited)
	Three Months Ended March 31, Restated-See Note 2
	2006	2005
INTEREST INCOME:
Interest income, net of amortization of premium and discount	$60,280,985	$31,069,934
Interest expense	(56,189,361)	(19,841,710)

NET INTEREST INCOME	4,091,624	11,228,224

NON-INTEREST INCOME:
GAINS ON MORTGAGE BANKING ACTIVITIES	2,996,730	-
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	1,982,382

SERVICING INCOME/(LOSS):
Servicing fee income	6,299,224	-
Fair Value adjustments to mortgage servicing rights	(8,062,481)	-
NET SERVICING (LOSS)	(1,763,257)	-

OTHER NON-INTEREST INCOME	1,748,142	-
TOTAL NON-INTEREST INCOME	2,981,615	1,982,382

TOTAL NET REVENUE	7,073,239	13,210,606

DIRECT REIT OPERATING EXPENSES	319,250	589,973
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	8,024,556	1,205,333
Directors' fees and liability insurance	209,896	156,450
Audit, legal and other professional fees	1,202,147	198,005
Other interest expense	1,731,785	-
Other administrative expenses	8,937,852	153,006
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	20,106,236	1,712,794

TOTAL EXPENSES	20,425,486	2,302,767
(LOSS) INCOME BEFORE INCOME TAXES	(13,352,247)	10,907,839

INCOME TAX BENEFIT	5,380,436	-
NET (LOSS) INCOME	$(7,971,811)	$10,907,839
BASIC AND DILUTED NET (LOSS) INCOME:
PER CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
PER CLASS A COMMON SHARE	$(0.34)	$0.52
PER CLASS B COMMON SHARE	$(0.34)	$0.51

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A REDEEMABLE PREFERRED SHARES	1,223,208	N/A
CLASS A COMMON SHARES	23,436,534	20,795,612
CLASS B COMMON SHARES	319,388	319,388
CASH DIVIDENDS DECLARED PER:
CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
CLASS A COMMON SHARE	$0.11	$0.53
CLASS B COMMON SHARE	$0.11	$0.53
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
for the three months ended March 31, 2006 Restated-See Note 2

	Common Stock, Amounts at par value			Class A Redeemable Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$(8,037,260)	$ 252,488,340

Fair value adjustment upon adoption of SFAS No. 156 (see Note 6)	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A common shares for board compensation and equity plan phantom share exercises, net	44	-	-	-	-	98,105	-	-	98,149
Treasury stock purchases	-	-	-	-	(4,500,327)	-	-	-	(4,500,327)
Cash dividends declared	-	-	-	-	-	-	-	(2,645,853)	(2,645,853)
Phantom shares vested and amortization of equity plan compensation, net	-	-	-	-	-	559,318	-	-	559,318
Stock issuance costs	-	-	-	-	-	(128,383)	-	-	(128,383)
Net loss	-	-	-	-	-	-	-	(7,971,811)	(7,971,811)
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(11,424,354)	-	(11,424,354)
Comprehensive loss	-	-	-	-	-	-	-	-	(19,396,165)

Balances, March 31, 2006	$ 24,173	$ 319	$ 319	$ 1,223	$(9,736,681)	$ 342,759,382	$(87,918,732)	$(16,033,006)	$ 229,096,997

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31, Restated-See Note 2
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,971,811)	$10,907,839
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gains) on mortgage banking activities	(2,996,730)	-
Amortization of premium and discount on mortgage backed securities	3,471,025	8,097,698
Mortgage loans held for sale	179,720,923	-
Retained interest, trading	(7,185,613)	-
Securities held for sale	935,300	-
Mortgage servicing rights, net	(4,633,843)	-
Deferred tax liability	(3,704,129)	-
Gains on sales of mortgage backed securities	-	(1,982,382)
Stock compensation	657,468	554,784
Depreciation and amortization	1,027,644	11,974
Changes in operating assets and liabilities:
Receivables, net	17,855,238	-
Accrued interest receivable	(701,063)	(2,304,010)
Prepaids and other assets	283,855	(5,041,862)
Accrued interest payable	4,406,495	6,945,692
Accounts payable, accrued expenses and other	2,682,552	(27,280)
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,847,311	17,162,453

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(432,101,265)	(827,611,830)
Sales	-	172,040,665
Principal repayments	321,984,757	233,893,795
Purchases of property and equipment	(1,842,465)	(92,180)
NET CASH USED IN INVESTING ACTIVITIES	(111,958,973)	(421,769,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,310,000	(20,928,000)
Proceeds from borrowings on repurchase agreements	4,609,404,826	3,780,538,224
Principal payments on repurchase agreements	(4,533,048,362)	(3,370,045,825)
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(185,565,000)	-
Stock issuance and other costs	(128,384)	(43,930)
Purchases of treasury stock	(4,500,327)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(111,527,247)	389,520,469

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,638,909)	(15,086,628)

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	128,942,436

CASH AND CASH EQUIVALENTS, End of the period	$90,872,039	$113,855,608

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	(Unaudited)
	Three Months Ended March 31, Restated-See Note 2
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$53,514,651	$12,896,018

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$2,645,853	$11,241,953
Unsettled security purchases	$1,709,728	$-
See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2006

NOTE 1. RESTATEMENT, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Restatement

On November 8, 2006, Opteum Inc. (“Opteum”, “the Company”, “OPX”) announced that it would be restating its financial statements for the interim periods ended March 31, 2006 and June 30, 2006. The accompanying financial statements have been restated for the period ended March 31, 2006. The nature of the restatements and the effect on the restated financial statement line items are discussed in Note 2. In addition, certain disclosures in the following notes have been adjusted so as to be consistent with the restated financial statements. Other than the items described in Note 2, this amended Form 10-Q has not been updated for events occurring after May 8, 2006, the date of the original Form 10-Q filing.

Organization and Business Description

Opteum Inc. (“Opteum”) was incorporated in Maryland on September 24, 2003, and commenced its planned business activities on December 19, 2003, the date of the initial closing of a private issuance of its common stock.

On February 6, 2006, Opteum announced that its Board of Directors voted unanimously to change its name from Bimini Mortgage Management, Inc. to Opteum Inc. On February 10, 2006, the corporate name change was effective and its New York Stock Exchange, ticker symbol was changed from “BMM” to “OPX.” The corporate name change leverages the brand identity of Opteum Financial Services, LLC (our taxable REIT subsidiary - see Note 3), and further enhances the integration of Opteum and the associates of Opteum Financial Services, LLC. One company and one national brand now represent a unified image to investors, customers and associates.

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

On September 29, 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. OFS has approximately 1,000 associates operating out of 35 offices and lending in 46 states. The transaction, in which OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum, closed on November 3, 2005 (see Note 3). OFS acquires and originates mortgages that are either sold to third parties or securitized by Opteum Mortgage Acceptance Corporation (“OPMAC”). OFS services the mortgages securitized by OPMAC.

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

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholder equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended March 31, 2006 are not necessarily indicative of results that can be expected for the year ended December 31, 2006. The operating results of the interim period ended March 31, 2005 do not include the results of OFS, as the merger closed in November 2005. Certain March 31, 2005 amounts were reclassified to conform to the 2006 presentation. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As further described in Note 12, Opteum has a common share investment in two trusts used to issue Opteum’s junior subordinated notes. Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Opteum’s common share investment in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for on the equity method.

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

Mortgage Servicing Rights

OFS recognizes mortgage serving rights (“MSRs”) as an asset when separated from the underlying mortgage loans, upon the sale of the loans. Upon sale of a loan, OFS measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Fair value is estimated based on expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates, and other economic factors. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies.

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

Derivative Assets and Derivative Liabilities
OFS’ mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. Changes in fair value of IRLCs are determined based on changes in value of similar loans observed over the period in question. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as derivatives.

OFS’ risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OFS’ mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

IRLCs and derivative assets or liabilities arising from OFS’ derivative activities are reported net and included in “Mortgage loans held for sale, net” in the accompanying consolidated financial statements. Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

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

Gain on Sale of Loans

OFS recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OFS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $16.0 million were capitalized as direct loan origination costs during the three months ended March 31, 2006. Loan fees related to the origination and funding of mortgage loans held for sale were $1.6 million during the three months ended March 31, 2006. The net gain on sale of loans was $7.1 million for the three months ended March 31, 2006. The net gain on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gains from mortgage banking activities” on the consolidated statement of operations.

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

Comprehensive (Loss) is as follows:

	(Unaudited)
	Three Months Ended March 31,
	Restated- See Note 2
	2006	2005
Net (Loss)/Income	$(7,971,811)	$10,907,839

Realized gain on available for sale securities, net	-	(1,982,382)

Unrealized loss on available for sale securities, net	(11,424,354)	(19,539,061)

Comprehensive (Loss)	$(19,396,165)	$(10,613,604)

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

	(Unaudited)
	Three Months Ended March 31,
	Restated- See Note 2
	2006	2005
Basic and diluted EPS per Class A common share:
Numerator: net (loss) income allocated to the shares of Class A common shares	$(7,863,017)	$10,743,594
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	23,083,498	20,374,883
Dividend eligible equity plan shares issued as of the balance sheet date	-	516,961
Effect of weighting	353,036	(96,232)
Weighted average shares-basic and diluted	23,436,534	20,795,612
Basic and diluted EPS per Class A common share	$(0.34)	$0.52

Basic and diluted EPS per Class B common share:
Numerator: net (loss) income allocated to Class B common shares	$(108,794)	$164,245
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319,388	319,388
Basic and diluted EPS per Class B common share	$(0.34)	$0.51

Basic and diluted EPS per Class A redeemable preferred share:
Numerator: net (loss) income allocated to Class A redeemable preferred shares	$-	N/A
Denominator: basic and diluted:
Class A redeemable preferred shares outstanding at the balance sheet date	1,223,208	N/A
Basic and diluted EPS per Class A redeemable preferred share	$-	N/A

Income Taxes

The Company has elected to be taxed as a REIT under the Code. As further described below, the Company’s TRS is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its taxable net income to the extent that Opteum distributes its taxable net income to its stockholders and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its net taxable income to its stockholders of which 85% generally must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year.

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

See Note 6 for a description of the adoption of SFAS No. 156, Accounting for Servicing of Financial Assets.

NOTE 2. RESTATEMENT

In November 2006, Opteum Inc. (“Opteum”, “the Company”, “OPX”) reviewed its application of paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and its use with respect to interest rate lock commitments (“IRLCs”) at the Company’s taxable REIT subsidiary, Opteum Financial Services, LLC (“OFS”).

IRLCs arise when a lender commits to an interest rate on a potential loan to a residential mortgage borrower. When a potential borrower “locks” their rate, an obligation on the part of OFS is created to lend at the rate locked for a finite period of time, typically 30 to 60 days. The IRLC does not obligate the borrower to close the loan, however. The IRLC creates an obligation on OFS to lend at the locked rate for a prescribed period of time and under the parameters of SFAS 133 must be measured at fair value with changes in fair value recognized in current period earnings.

Because IRLCs represent obligations on the part of OFS to lend at a set rate, as interest rates change subsequent to the lock date, the market value of the obligation may either increase or decrease. This fluctuation in value is akin to fluctuations in value of a closed loan with a fixed interest rate.

At the inception of an IRLC, the value of the IRLC is zero. OFS, as its principal business model, originates mortgage loans for purposes of selling them for gain. Since IRLCs are treated as derivatives under SFAS 133, fluctuations in their value are recognized into earnings in the period in which they occur. If the IRLC becomes a closed loan, the basis of the closed loan is adjusted by the fluctuation in the market value of the IRLC from the lock date through the loan closing date. In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, all direct revenues and expenses associated with originating and closing the loan are also added to the basis of the loan. This establishes the cost basis of the loan. From the date of closing until the date the loan is sold, loans are recorded at the lower of cost or market.

In financial statements previously filed for the period ended March 31, 2006, OFS did not reflect fluctuations in the market value of IRLCs or closed loans through current period earnings. Under the accounting previously employed by OFS, an estimate of the ultimate gain on sale, adjusted for the probability that the IRLC would become a closed loan, was ascribed to the basis of the loan. The probability of the loan closing was determined by an analysis of prior experience. Accordingly, the prior accounting treatment employed by OFS did not capture fluctuations in market value as prescribed by SFAS 133. Also, upon closing of a loan, OFS did not mark-to-market the value of the loan through earnings and adjust the basis in the loan. Under this treatment, the ultimate gain or loss recognized on the sale of the loan was unaffected, but the fluctuations in value of either the closed loan or the IRLC were not reflected in earnings in the period in which they occurred.

The basis in a closed loan becomes the ultimate determinant of the gain or loss upon sale of the loan. Since OFS typically sells all loans they originate or acquire within 90 days, the effect of reflecting fluctuations in value of either IRLCs or closed loans in current period earnings is typically offset in the following period as the gain or loss on sale of the closed loan is either correspondingly higher or lower, owing to the basis adjustments described above. Accordingly, in the case of OFS, fluctuations in the market value of IRLCs or closed loans typically do not change the ultimate net income associated with the sale of mortgage loans.

In the period ended March 31, 2006, interest rates generally increased and the effect was to cause the market value of OFS’ IRLCs and closed loans to decline. Therefore, the market value of IRLCs and basis adjustments to closed loans declined by $3.7 million and $0.3 million, respectively, during the three month period ended March 31, 2006. Since OFS was not acquired until November 3, 2005 by OPX, there was no effect on the period ended March 31, 2005.

The following table presents a reconciliation of previously reported net loss to restated net loss for the period indicated:

Three Months Ended March 31, 2006

Previously reported net loss	$(5,087,132)
Pre-tax adjustments:
Interest rate lock commitment mark to market	(4,079,928)
Adjustment to net interest income and other	(391,843)
Total pre-tax adjustments	(4,471,771)
Related tax effects - (provision for)/benefit from	1,587,092
Net after-tax adjustments	(2,884,679)
Restated net loss	$(7,971,811)

Subsequent to the completion of the originally-filed financial statements for the period being restated, the Company identified the adjustment to the IRLC mark to market, an adjustment to net interest income and additional minor adjustments that should have been recorded in this earlier period. When these adjustments were identified, other than the adjustment to the IRLC mark to market, management determined them to be immaterial, individually and in the aggregate, to the originally-filed financial statements. Because OFS’ IRLC accounting required restatement, the Company is also correcting these immaterial out-of-period adjustments by recording them in the proper periods.

The nature of these other adjustments are as follows. The Company corrected computational errors made in the calculation of net interest income. The adjustment represents approximately 95% of the $391,843 and is a cumulative adjustment through March 31, 2006. The balance of the other adjustment is related to various expense items.

Other than the items described in Note 2 to the accompanying consolidated financial statements, as well as adjustments to disclosures in other notes and, to be consistent with the restated financial statements, management’s discussion and analysis, this amended Form 10-Q has not been updated for events occurring after May 8, 2006, the date of the original filing of the Company’s Form 10-Q for the period ended March 31, 2006.

Notwithstanding the foregoing, the Company concluded that its consolidated financial statements as of, and for the year ended, December 31, 2005, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the results of the Company's operations and cash flows for the year ended December 31, 2005, and do not require restatement. The effect of the change in OFS’ accounting for IRLCs for the period November 3, 2005, through December 31, 2005 was an overstatement of consolidated pre-tax income of $473,643. Had the cumulative effect of the computational error in the Company’s accounting for net interest income been recorded as of December 31, 2005, the amount of the adjustment would have been a reduction of consolidated pre-tax income of $492,040. By recording these adjustments in the three month period ended March 31, 2006 the combined effect was to increase the consolidated pre-tax loss by $965,683. Accordingly, the Company has determined to account for the impact of the misapplication of SFAS No. 133 by OFS for the period November 3, 2005, through December 31, 2005 and the computational error in the calculation of net interest income for all periods prior to December 31, 2005 in its restated consolidated financial statements as of, and for the period ended, March 31, 2006,  and believes that doing so will be immaterial to such consolidated financial statements and 2006 consolidated financial statements.

The following is a presentation of the effects of the restatement on the Company’s consolidated balance sheet as of March 31, 2006, and consolidated statements of operations and cash flows for the three month period ended March 31, 2006:

OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2006 (Unaudited)
	Previously Reported	Restated
ASSETS

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,528,646,943	$3,528,646,943
Unpledged, at fair value	9,907,267	9,907,267

TOTAL MORTGAGE BACKED SECURITIES	3,538,554,210	3,538,554,210

Cash and cash equivalents	90,872,039	90,872,039
Restricted cash	-	-
Mortgage loans held for sale, net	721,593,366	717,513,438
Retained interests, trading	105,196,205	105,196,205
Securities held for sale	1,847,248	1,847,248
Mortgage servicing rights, net	93,337,355	93,337,355
Receivables, net	6,656,880	6,656,880
Principal payments receivable	15,624,670	15,624,670
Accrued interest receivable	16,441,403	16,441,538
Property and equipment, net	17,038,985	17,038,985
Prepaid and other assets	18,882,146	18,880,916
TOTAL ASSETS	$4,626,044,507	$4,621,963,484

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,413,954,826	$3,413,954,826
Warehouse lines of credit and drafts payable	697,860,930	697,860,930
Other secured borrowings	105,452,119	105,452,119
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	34,639,214	34,639,214
Unsettled security purchases	1,709,728	1,709,728
Dividends payable	2,645,853	2,645,853
Deferred tax liability	16,243,642	14,656,550
Accounts payable, accrued expenses and other	18,850,263	18,850,267

TOTAL LIABILITIES	4,394,453,575	4,392,866,487

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; shares issued and outstanding at March 31, 2006 and December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable	1,223	1,223
Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,172,598 shares issued and 23,083,498 shares outstanding at March 31, 2006, and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005	24,173	24,173
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Additional paid-in capital	342,759,382	342,759,382
Accumulated other comprehensive loss	(88,309,476)	(87,918,732)
Accumulated deficit	(13,148,327)	(16,033,006)
Treasury Stock; Class A common stock, at cost; 1,089,100 shares at March 31, 2006 and 561,800 shares at December 31, 2005	(9,736,681)	(9,736,681)

TOTAL STOCKHOLDERS' EQUITY	231,590,932	229,096,997
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,626,044,507	$4,621,963,484

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months ended March 31, 2006 (Unaudited)

	Previously Reported	Restated
INTEREST INCOME:
Interest income, net of amortization of premium and discount	$60,690,122	$60,280,985
Interest expense	(56,206,771)	(56,189,361)

NET INTEREST INCOME	4,483,351	4,091,624

NON-INTEREST INCOME:
GAINS ON MORTAGE BANKING ACTIVITIES	7,076,658	2,996,730
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	-

SERVICING INCOME/(LOSS):
Servicing fee income	6,299,224	6,299,224
Fair Value adjustments to mortgage servicing rights	(8,062,481)	(8,062,481)
NET SERVICING (LOSS)	(1,763,257)	(1,763,257)

OTHER NON-INTEREST INCOME	1,748,142	1,748,142
TOTAL NON-INTEREST INCOME	7,061,543	2,981,615

TOTAL NET REVENUE	11,544,894	7,073,239

DIRECT REIT OPERATING EXPENSES	319,250	319,250
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	8,023,814	8,024,556
Directors' fees and liability insurance	209,896	209,896
Audit, legal and other professional fees	1,202,147	1,202,147
Other interest expense	1,731,785	1,731,785
Other administrative expenses	8,938,478	8,937,852
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	20,106,120	20,106,236

TOTAL EXPENSES	-	20,425,486
(LOSS) BEFORE INCOME TAXES	(8,880,476)	(13,352,247)

INCOME TAX BENEFIT	3,793,344	5,380,436
NET (LOSS)	$(5,087,132)	$(7,971,811)
BASIC AND DILUTED NET (LOSS):
PER CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
PER CLASS A COMMON SHARE	$(0.21)	$(0.34)
PER CLASS B COMMON SHARE	$(0.21)	$(0.34)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A REDEEMABLE PREFERRED SHARES	1,223,208	1,223,208
CLASS A COMMON SHARES	23,436,534	23,436,534
CLASS B COMMON SHARES	319,388	319,388
CASH DIVIDENDS DECLARED PER:
CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
CLASS A COMMON SHARE	$0.11	$0.11
CLASS B COMMON SHARE	$0.11	$0.11

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31, 2006 (Unaudited)

	Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,087,132)	$(7,971,811)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Gain/(loss) on mortgage banking activities	(7,076,658)	(2,996,730)
Amortization of premium and discount on mortgage backed securities	3,080,393	3,471,025
Mortgage loans held for sale	179,720,922	179,720,923
Retained interest, trading	(7,185,613)	(7,185,613)
Securities held for sale	935,300	935,300
Mortgage servicing rights, net	(4,633,843)	(4,633,843)
Deferred tax liability	(2,117,037)	(3,704,129)
Gains on sales of mortgage backed securities	-	-
Stock compensation	808,614	657,468
Depreciation and amortization	1,027,644	1,027,644
Changes in operating assets and liabilities:
Receivables, net	17,855,238	17,855,238
Accrued interest receivable	(700,928)	(701,063)
Prepaids and other assets	282,625	283,855
Accrued interest payable	4,406,495	4,406,495
Accounts payable, accrued expenses and other	2,682,549	2,682,552
NET CASH PROVIDED BY OPERATING ACTIVITIES	183,998,569	183,847,311

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(432,101,377)	(432,101,265)
Sales	-	-
Principal repayments	321,984,757	321,984,757
Purchases of property and equipment	(1,842,465)	(1,842,465)
NET CASH USED IN INVESTING ACTIVITIES	(111,959,085)	(111,958,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	2,310,000	2,310,000
Net borrowings under repurchase agreements	76,356,464	-
Proceeds from borrowings on repurchase agreements	-	4,609,404,826
Principal payments on repurchase agreements	-	(4,533,048,362)
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(185,565,000)	(185,565,000)
Stock issuance and other costs	(279,530)	(128,384)
Purchases of treasury stock	(4,500,327)	(4,500,327)
NET CASH (USED IN) FINANCING ACTIVITIES	(111,678,393)	(111,527,247)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(39,638,909)	(39,638,909)

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	130,510,948

CASH AND CASH EQUIVALENTS, End of the period	$90,872,039	$90,872,039

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	Three Months ended March 31, 2006 (Unaudited)

	Previously Reported	Restated

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$51,800,276	$53,514,651

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$2,645,853	$2,645,853
Unsettled security purchases	$1,709,728	$1,709,728

NOTE 3. ACQUISITION OF OPTEUM FINANCIAL SERVICES, LLC

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

NOTE 4. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will securitize the majority of its mortgage loan originations. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At March 31, 2006, OFS serviced approximately $1.7 billion of mortgage loans sold into the secondary market. All of OFS’ loans held for sale are pledged as collateral under the various financing arrangements described in Note 9. Mortgage loans held for sale consist of the following as of March 31, 2006:

Mortgage loans held for sale	$707,095,613
Deferred loan origination costs—and others	10,723,399
Valuation allowance	(305,574)

$717,513,438

NOTE 5. RETAINED INTEREST, TRADING

Subordinated interests retained represent the over-collateralization and net interest spread, which represents the estimated cash-flows to be received from the trust in the future from mortgage loan securitizations structured as sales in accordance with SFAS No. 140. Generally, to meet the sale treatment requirements of SFAS No. 140, the REMIC Trust is structured as a “qualifying special purpose entity” or QSPE, which specifically limits the trust’s activities, and OFS surrenders control over the mortgage loans upon their transfer to the REMIC Trust. All of OFS’ securitization issues were accounted for as a sale under SFAS No. 140. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.

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

The following table summarizes OFS’ residual interests in securitizations as of March 31, 2006 and December 31, 2005:

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

NOTE 6. MORTGAGE SERVICING RIGHTS, NET

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

NOTE 7. MORTGAGE BACKED SECURITIES

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

The following are the carrying values of Opteum's MBS portfolio at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Hybrid Arms and Balloons	$770,860,599	$753,895,705
Adjustable Rate Mortgages	2,005,867,897	2,006,767,437
Fixed Rate Mortgages	761,825,714	733,366,217

Totals	$3,538,554,210	$3,494,029,359

The following table presents the components of the carrying value of Opteum's MBS portfolio at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Principal balance	$3,515,112,798	$3,457,887,912
Unamortized premium	113,873,580	115,133,248
Unaccreted discount	(2,513,027)	(2,497,423)
Gross unrealized gains	658,724	265,615
Gross unrealized losses	(88,577,865)	(76,759,993)

Carrying value/estimated fair value	$3,538,554,210	$3,494,029,359

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at March 31, 2006:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$518,655,723	$(8,011,994)	$190,264,347	$(7,087,809)	$708,920,070	$(15,099,803)
Adjustable Rate Mortgages	1,315,712,279	(22,134,927)	633,676,220	(20,157,286)	1,949,388,499	(42,292,213)
Fixed Rate Mortgages	225,934,463	(6,144,900)	534,452,912	(25,040,949)	760,387,375	(31,185,849)
	$2,060,302,465	$(36,291,821)	$1,358,393,479	$(52,286,044)	$3,418,695,944	$(88,577,865)

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

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Notional Amounts	Carrying Amount	Estimated Fair Value
March 31, 2006
Assets:
Mortgage loans held for sale	$-	$707,095,613	$709,910,926
Mortgage servicing rights	-	93,337,355	93,337,355

Commitments and contingencies:
Mortgage loans held for sale related asset (liability) positions:
Interest Rate Lock Commitments	$368,156,694	$(825,617)	$(825,617)
Interest Rate SWAP Agreements	533,700,000	1,494,429	1,494,429
Forward delivery commitments	213,000,000	876,966	876,966

NOTE 9. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

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

NOTE 10. OTHER SECURED BORROWINGS

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

NOTE 11. REPURCHASE AGREEMENTS

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

At March 31, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$1,604,087,574	$1,171,130,032	$589,816,404	$3,365,034,010
Fair market value of securities sold, including accrued interest receivable	$—	$1,566,314,089	$1,143,914,660	$574,914,913	$3,285,143,662
Repurchase agreement liabilities associated with these securities	$—	$1,644,318,455	$1,142,548,371	$627,088,000	$3,413,954,826
Net weighted average borrowing rate	—	4.49%	4.67%	4.43%	4.54%

At December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106,459	$813,436,832	$1,533,016,956	$3,252,560,247
Fair market value of securities sold, including accrued interest receivable	$—	$893,159,892	$791,259,152	$1,498,980,224	$3,183,399,268
Repurchase agreement liabilities associated with these securities	$—	$914,262,355	$857,995,007	$1,565,341,000	$3,337,598,362
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

NOTE 12 TRUST PREFERRED SECURITIES

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

NOTE 13. CAPITAL STOCK

Changes in Class A Common Stock

During the three months ended March 31, 2006, the Company issued a total of 10,115 shares of Class A Common Stock to its five independent directors for the payment of director fees for services rendered.

For the three months ended March 31, 2006, the Company issued 33,441 shares of its Class A Common Stock to two officers pursuant to the terms of the stock incentive plan phantom share grants (see Note 15).

During the three months ended March 31, 2006, the Company repurchased 527,300 shares of its Class A Common Stock for an aggregate of $4.5 million and recorded them as Treasury Stock on the accompanying balance sheet.

Dividends

On March 10, 2006, the Company's Board of Directors declared a $0.11 per share cash distribution to the holders of its dividend eligible securities. Dividends were payable on 23,083,498 shares of Class A Common Stock, 650,320 phantom shares granted under the Company's stock incentive plan (see Note 15) and 319,388 shares of Class B Common Stock. No dividends were paid on the Class A Redeemable Preferred Stock as the provisions of a formula in the Company’s amended charter were not met. The distribution totaling $2,645,853 was paid on April 7, 2006.

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

NOTE 14. TRANSACTIONS WITH RELATED PARTIES

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

NOTE 15. STOCK INCENTIVE PLAN

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

NOTE 16.  SAVINGS INCENTIVE PLAN

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

OFS’ employees have the option to participate in The Company Savings and Incentive Plan (the “OFS Plan”). Under the terms of the OFS Plan, eligible employees can make tax-deferred 401(k) contributions, and at OFS’ sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the OFS Plan. For the three months ended March 31, 2006, OFS made 401(k) matching contributions of $246,828.

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

Outstanding Litigation. OFS is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, OFS does not anticipate that any such liability will have a material effect on OFS’ consolidated financial position or results of operations.

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

The following table shows first quarter 2006 summarized financial information concerning the Company’s reportable segments.

(Amounts in thousands)	REIT	OFS	TOTAL

Net interest income	$2,948	$2,976	$4,092
Other revenues, net	-	2,982	2,982
Inter-segment interest income (expense)	1,832	(1,832)	-
Income (loss) before income taxes	499	(13,851)	(13,352)
Other interest expense	-	1,732	1,732
Depreciation and amortization	184	844	1,028
Income tax expense (benefit)	-	(5,380)	(5,380)
Total assets	3,783,762	954,228	4,621,963
Capital expenditures	392	1,450	1,842

The following information is needed to reconcile the segment amounts to the total information, which agrees to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, loans and advances receivable totaling $73.1 million, and the related interest income and accrued interest, which are recorded on Opteum’s segment financial information, are eliminated against corresponding liabilities and expenses recorded on OFS’ segment financial statements. Opteum’s investment in OFS is also eliminated, reducing total assets. There were no inter-segment gross revenues during the period ended March 31, 2006, except for the interest on the inter-company loans and therefore all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the REIT activities, approximately 94.8% of the interest income was derived from MBS issued by U.S. Government agencies.

NOTE 19. INCOME TAXES

As more fully described in Note 3, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. There is no tax provision for the Company for the three months ended March 31, 2005, as this was prior to the acquisition of the TRS, and Opteum was solely a non-taxpaying REIT during this period. At the date of acquisition, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference in the carrying amount and the tax basis of the originated mortgage servicing rights at the date of the business combination, among other items.

The income tax benefit is as follows for the three months ended March 31, 2006:

Deferred income tax benefit:
Federal	$4,841,009
State	539,427
Total deferred income tax benefit	$5,380,436

The effective income tax benefit for the three months ended March 31, 2006 differs from the amount determined by applying the statutory Federal rate of 35% as follows:

Benefit of the net loss at the Federal rate	$4,673,286
Exclusion of REIT Taxable Income	174,722
Permanent tax differences	(7,780)
State tax benefit, net of Federal tax effect	540,208
Total deferred income tax benefit	$5,380,436

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2006 are as follows:

Deferred tax assets:
Federal tax loss carry-forward	$12,922,127
State tax loss carry-forward	2,356,154
Mark-to-market adjustments	1,291,082
Total gross deferred tax assets	$16,569,363

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$26,847,952
Loan origination and other amounts	3,304,300
Intangibles assets	1,073,661
Total gross deferred tax liabilities	$31,225,913

Net deferred tax liabilities	$14,656,550

As described in Note 6, the Company adopted SFAS No.156 as of January 1, 2006. As a result of this adoption, net deferred tax liabilities on that date were increased by approximately $1.67 million. Management believes that the deferred tax assets will more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of March 31, 2006, OFS had an estimated Federal tax net operating loss carry-forward of approximately $38 million, which expires in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income from REIT activities as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable income and Opteum’s financial statement net income from REIT activities can be substantial, and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently from REIT activities include restricted stock awards, depreciation of property and equipment, and the accounting for debt issuance costs.

For the three months ended March 31, 2006, Opteum's taxable income was approximately $0.4 million greater than Opteum's financial statement net income from REIT activities. Substantially all of this amount is attributable to the phantom stock awards, and the future deduction of this amount against taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through March 31, 2006, Opteum's taxable income is approximately $3.3 million greater than Opteum's financial statement net income from REIT activities as reported in its financial statements.

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

In November 2006, Opteum Inc. (“Opteum”, “the Company”, “OPX”) reviewed its application of paragraph 6 of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, and its use with respect to interest rate lock commitments (“IRLCs”) at the Company’s taxable REIT subsidiary, Opteum Financial Services, LLC (“OFS”).

IRLCs arise when a lender commits to an interest rate on a potential loan to a residential mortgage borrower. When a potential borrower “locks” their rate, an obligation on the part of OFS is created to lend at the rate locked for a finite period of time, typically 30 to 60 days. The IRLC does not obligate the borrower to close the loan, however. The IRLC creates an obligation on OFS to lend at the locked rate for a prescribed period of time and under the parameters of SFAS 133 must be measured at fair value with changes in fair value recognized in current period earnings.

Because IRLCs represent obligations on the part of OFS to lend at a set rate, as interest rates change subsequent to the lock date, the market value of the obligation may either increase or decrease. This fluctuation in value is akin to fluctuations in value of a closed loan with a fixed interest rate.

At the inception of an IRLC, the value of the IRLC is zero. OFS, as its principal business model, originates mortgage loans for purposes of selling them for gain. Since IRLCs are treated as derivatives under SFAS 133, fluctuations in their value are recognized into earnings in the period in which they occur. If the IRLC becomes a closed loan, the basis of the closed loan is adjusted by the fluctuation in the market value of the IRLC from the lock date through the loan closing date. In accordance with SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, all direct revenues and expenses associated with originating and closing the loan are also added to the basis of the loan. This establishes the cost basis of the loan. From the date of closing until the date the loan is sold, loans are recorded at the lower of cost or market.

In financial statements previously filed for the period ended March 31, 2006, OFS did not reflect fluctuations in the market value of IRLCs or closed loans through current period earnings. Under the accounting previously employed by OFS, an estimate of the ultimate gain on sale, adjusted for the probability that the IRLC would become a closed loan, was ascribed to the basis of the loan. The probability of the loan closing was determined by an analysis of prior experience. Accordingly, the prior accounting treatment employed by OFS did not capture fluctuations in market value as prescribed by SFAS 133. Also, upon closing of a loan, OFS did not mark-to-market the value of the loan through earnings and adjust the basis in the loan. Under this treatment, the ultimate gain or loss recognized on the sale of the loan was unaffected, but the fluctuations in value of either the closed loan or the IRLC were not reflected in earnings in the period in which they occurred.

The basis in a closed loan becomes the ultimate determinant of the gain or loss upon sale of the loan. Since OFS typically sells all loans they originate or acquire within 90 days, the effect of reflecting fluctuations in value of either IRLCs or closed loans in current period earnings is typically offset in the following period as the gain or loss on sale of the closed loan is either correspondingly higher or lower, owing to the basis adjustments described above. Accordingly, in the case of OFS, fluctuations in the market value of IRLCs or closed loans typically do not change the ultimate net income associated with the sale of mortgage loans.

In the period ended March 31, 2006, interest rates generally increased and the effect was to cause the market value of OFS’ IRLCs and closed loans to decline. Therefore, the market value of IRLCs and basis adjustments to closed loans declined by $3.7 million and $0.3 million, respectively, during the three month period ended March 31, 2006. Since OFS was not acquired until November 3, 2005 by OPX, there was no effect on the period ended March 31, 2005.

Subsequent to the completion of the originally-filed financial statements for the period being restated, the Company identified the adjustment to the IRLC mark to market, an adjustment to net interest income and additional minor adjustments that should have been recorded in this earlier period. When these adjustments were identified, other than the adjustment to the IRLC mark to market, management determined them to be immaterial, individually and in the aggregate, to the originally-filed financial statements. Because OFS’ IRLC accounting required restatement, the Company is also correcting these immaterial out-of-period adjustments by recording them in the proper periods.

The nature of these other adjustments are as follows. The Company corrected computational errors made in the calculation of net interest income. The adjustment represents approximately 95% of the $391,843 and is a cumulative adjustment through March 31, 2006. The balance of the other adjustment is related to various expense items.

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

In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. Opteum elected to early adopt SFAS 156 as of January 1, 2006 and to measure all mortgage servicing assets at fair value (and as one class). Servicing assets and liabilities at December 31, 2005 were accounted for at the lower of amortized cost or market value basis. As a result of adopting SFAS 156, Opteum recognized a $2.6 million after-tax increase ($4.3 million pre-tax) to opening retained earnings as of January 1, 2006, representing the effect of re-measuring all servicing assets and liabilities that existed at December 31, 2005 from a lower of amortized cost or market basis to a fair value basis.

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

Derivative Assets and Derivative Liabilities
OFS’ mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. Changes in fair value of IRLCs are determined based on changes in value of similar loans observed over the period in question. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as derivatives.

OFS’ risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OFS’ mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

IRLCs and derivative assets or liabilities arising from OFS’ derivative activities are reported net and included in “Mortgage loans held for sale, net” in the accompanying consolidated financial statements. Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

Income Recognition

Interest income and interest expense are recognized as earned. Loans are placed on a nonaccrual status when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible.

Gain on Sale of Loans

OFS recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OFS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $16.0 million were capitalized as direct loan origination costs during the three months ended March 31, 2006. Loan fees related to the origination and funding of mortgage loans held for sale were $1.6 million during the three months ended March 31, 2006. The net gain on sale of loans was $7.1 million for the three months ended March 31, 2006. The net gain on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gain/(loss) from mortgage banking activities” on the consolidated statement of operations.

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

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, the Company’s TRS is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its net taxable income to the extent that Opteum distributes its net taxable income to its stockholders and satisfies the ongoing REIT requirements including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its net taxable income to its stockholders of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the timely filing date of the REIT’s tax return in the subsequent taxable year.

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

Mortgage Related Securities

At March 31, 2006, Opteum held $3.5 billion of agency or government mortgage related securities at fair value in Opteum’s portfolio. Opteum’s portfolio of mortgage related securities will typically be comprised of adjustable-rate mortgage backed securities, fixed-rate mortgage backed securities, hybrid adjustable-rate mortgage backed securities and balloon maturity mortgage backed securities. Opteum seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Opteum plans to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Opteum’s portfolio of mortgage related securities generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Opteum’s investments substantially. Prepayments occur for various reasons, including refinancings of underlying mortgages and payoffs associated with sales of the underlying homes as people move. At March 31, 2006, Opteum’s TRS, OFS, owned $717.5 million of mortgage loans which were classified as mortgage loans held for sale. In addition, OFS owned approximately $105.2 million of residual interests in asset backed securities and $93.3 million of originated mortgage servicing rights. On going, it will be the intention of OFS to either sell the loans held for sale to a third party investor or issue asset backed securities with the mortgages on the OPMAC shelf. The period of time between issuing securities on the OPMAC shelf will typically be one full quarter, although market conditions may cause management to vary its issuance timing. In addition to general market conditions, prepayments, delinquencies, or defaults on these mortgage loans held for sale may affect the value of these loans in the future.

For the three months ended March 31, 2006, Opteum had consolidated interest income of $60.3 million and consolidated interest expense of $56.2 million. As of March 31, 2006, Opteum’s portfolio of MBS had a weighted average yield on assets of 4.41% and a net weighted average borrowing cost of 4.54%. Prepayments on the loans underlying Opteum’s mortgage related securities can alter the timing of the cash flows from the underlying loans to the Company. As a result, Opteum gauges the interest rate sensitivity of Opteum’s assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate mortgage backed securities in Opteum’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of Opteum’s portfolio will change as interest rates rise or fall. See "Qualitative and Quantitative Disclosures about Market Risk—Interest Rate Risk—Effect on Fair Value."

The following tables summarize Opteum’s agency and government mortgage related securities as of March 31, 2006:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate Mortgage backed securities	$2,005,867,897	56.7%	4.70%	331	1-Apr-44	3.92	10.43%	1.79%
Fixed-Rate Mortgage backed securities	$715,618,090	20.2%	6.41%	251	1-Apr-36	n/a	n/a	n/a
Hybrid Adjustable-Rate Mortgage backed securities	$770,860,599	21.8%	4.33%	336	1-Nov-35	17.43	9.89%	1.75%
Balloon Maturity Mortgage backed securities	$46,207,624	1.3%	4.05%	45	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,538,554,210	100.0%	4.96%	312	1-Apr-44	7.67	10.28%	1.78%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$2,285,690,961	64.59%
Freddie Mac	676,176,953	19.11%
Ginnie Mae	576,686,296	16.30%
Total Portfolio	$3,538,554,210	100.00%

Entire Portfolio
Effective Duration (1)	1.59
Weighted Average Purchase Price	$102.49
Weighted Average Current Price	$100.67

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

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At March 31,2006	$3,515,112,798	$111,360,553	$3,626,473,350	103.168	$3,538,554,210	100.667
At December 31, 2005	$3,457,891,363	$112,635,825	$3,570,527,188	103.257	$3,494,029,359	101.045
At September 30, 2005	$3,797,400,645	$113,392,661	$3,910,793,306	102.986	$3,858,319,701	101.604
At June 30, 2005	$3,784,668,467	$114,672,670	$3,899,341,137	103.030	$3,876,205,996	102.419
At March 31, 2005	$3,212,516,823	$109,389,703	$3,321,906,527	103.405	$3,299,051,561	102.694
At December 31, 2004	$2,876,319,085	$97,753,097	$2,974,072,182	103.399	$2,973,232,897	103.369
At September 30, 2004	$1,589,828,988	$48,498,955	$1,638,327,943	103.051	$1,638,264,065	103.047
At June 30, 2004	$1,479,500,209	$38,033,673	$1,517,533,882	102.571	$1,508,421,270	101.955
At March 31, 2004	$1,473,583,661	$39,535,014	$1,513,118,676	102.683	$1,516,539,744	102.915

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

Equity

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately $11.4 million from December 31, 2005 to March 31, 2006.  This is reflective of an overall decline in the fair value of Opteum’s portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically inside two years and these rates increased substantially over the period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

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

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Agreements Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
March 31, 2006	$3,516,291,784	$42,344,654	4.817%	$3,375,776,594	$37,660,857	4.462%	$4,683,796	0.354%
December 31, 2005	$3,676,174,530	$43,139,911	4.694%	$3,533,486,002	$35,912,966	4.065%	$7,226,945	0.629%
September 30, 2005	$3,867,262,849	$43,574,308	4.507%	$3,723,603,116	$33,101,847	3.556%	$10,472,461	0.951%
June 30, 2005	$3,587,628,779	$36,748,640	4.097%	$3,449,743,973	$26,703,422	3.096%	$10,045,218	1.001%
March 31, 2005	$3,136,142,229	$31,069,934	3.963%	$2,976,409,157	$19,841,710	2.667%	$11,228,224	1.296%
December 31, 2004	$2,305,748,481	$20,463,071	3.550%	$2,159,890,886	$10,824,164	2.005%	$9,638,907	1.545%
September 30, 2004	$1,573,342,668	$11,017,346	2.801%	$1,504,919,407	$4,253,337	1.131%	$6,764,009	1.670%
June 30, 2004	$1,512,480,507	$10,959,098	2.898%	$1,452,004,000	$4,344,012	1.197%	$6,615,086	1.702%
March 31, 2004	$871,140,453	$7,194,033	3.303%	$815,814,500	$2,736,434	1.342%	$4,457,599	1.962%

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

Consolidated net loss for the quarter ended March 31, 2006 was ($8.0) million, compared to $10.9 million of net income for the quarter ended March 31, 2005. Consolidated net loss per diluted Class A Common Share was ($0.34) in the quarter ended March 31, 2006 compared to $0.52 of per share income for the same period in 2005.

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

The Company earned $4.7 million of net interest income on the MBS portfolio for the quarter ended March 31, 2006, and $11.2 million of net interest income for the quarter ended March 31, 2005. As measured against invested assets during each period, these net interest earnings represented an annualized net yield of approximately 0.35% for the quarter ended March 31, 2006 and 1.29% for the quarter ended March 31, 2005. These earnings are not representative of what can be expected for future periods, as Opteum only began to acquire investments in late December 2003, and the funds received during the year ended December 2004 from the private placements and public offerings were not fully invested for the entire twelve-month period. Borrowing rates increased during 2005 and during the first quarter of 2006 faster than the yields on Opteum’s current portfolio. The substantial decrease in the spread between the yields on assets and the costs to finance those assets will inevitably cause a decrease in net interest spread and net earnings. In 2005, Opteum issued $103.1 million of trust preferred securities, approximately half of which were used by Opteum to purchase mortgage related securities. The addition of these notes will make comparing Opteum’s first quarter 2006 results to past periods more difficult. The acquisition of OFS will create potential opportunities for earnings but will also add substantive expenses making the comparison of Opteum’s results to past reporting periods difficult.

During the three months ended March 31, 2006, the Company, through its TRS, sold approximately $1.4 billion of originated and purchased mortgage loans held for sale. OFS serviced approximately $8.2 billion of originated mortgage servicing rights as of March 31, 2006. It is OFS’ intention to continue to hold originated mortgage servicing rights. Opteum did not sell any mortgage related securities from the investment portfolio during the quarter ended March 31, 2006. Although Opteum generally intends to hold its portfolio investment securities to maturity, Opteum may determine at some time before they mature that it is in its interest to sell them and purchase securities with other characteristics. In that event, Opteum’s earnings will be affected by realized gains or losses.

For the quarters ended March 31, 2006 and 2005 comprehensive (loss) was ($19.4) million including the net unrealized loss on the available for sale securities of ($11.4) million and $(10.6) million including the net unrealized loss on available for sale securities of ($19.5) million respectively. The factors resulting in the unrealized loss on available for sale securities are described above.

Gains on Mortgage Banking Activities
(in thousands)
	For the Period Ending March 31, 2006	For the Period Ending March 31, 2005
Fair Value adjustment of residuals interests, trading	$(4,226)	N/A
Gain on sales of mortgage loans	20,829	N/A
Fees on brokered loans	1,549	N/A
Gain on derivatives	3,402	N/A
Direct loan origination expenses, deferred	1,238	N/A
Fees earned, brokering servicing	771	N/A
Write off purchased pipeline (Purchase Accounting Adjustment)	(534)	N/A
	$23,029	N/A

Direct loan origination expenses, reclassified	(15,952)	N/A

Net gain on sale of mortgage loans	$7,077	N/A
Change in market value of IRLCs	(3,744)	N/A
Change in market value of mortgage loans held for sale	(336)	N/A
Gain on mortgage banking activities	$2,997	N/A

Taxable Net Income

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income from REIT activities as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable income and Opteum’s financial statement net income from REIT activities can be substantial, and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently from REIT activities include restricted stock awards, depreciation of property and equipment, and the accounting for debt issuance costs.

For the three months ended March 31, 2006, Opteum's taxable income was approximately $0.4 million greater than Opteum's financial statement net income from REIT activities. Substantially all of this amount is attributable to the phantom stock awards, and the future deduction of this amount against taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through March 31, 2006, Opteum's taxable income is approximately $3.3 million greater than Opteum's financial statement net income from REIT activities as reported in its financial statements.

Future Taxable Income Distributions

In future periods, Opteum’s taxable income may grow to be even greater than consolidated GAAP net income as the interest on the $65.0 million loan Opteum made to OFS could generate annual taxable income of $7.2 million. This interest is not reported on the Company’s consolidated financial statements as it is eliminated in consolidation.

In order to maintain Opteum’s qualification as a REIT, Opteum is required (among other provisions) to distribute dividends to stockholders in an amount at least equal to, generally, 90% of its taxable income. Taxable income is a term that describes operating results following taxation rules and regulations governed by various provisions of the Code. Taxable income is computed differently from net income as computed in accordance with GAAP ("GAAP net income"), which is included in the Company’s consolidated financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year is not a deduction for taxable income until a later year. As a REIT, Opteum may be subject to a federal excise tax. An excise tax is incurred if Opteum distributes less than 85 percent of its taxable income by the end of the calendar year. Opteum's most significant item currently being accounted for differently are the restricted stock awards.

OFS is treated as a TRS of Opteum. OFS is subject to corporate income taxes and files stand-alone federal and state income tax returns. OFS had IRLCs along with other instruments that are hedges for both these IRLCs and mortgage loans held for sale and both are considered freestanding derivatives. The changes to the fair value of these freestanding derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these freestanding derivatives was a gain of approximately $3.4 million as of March 31, 2006. OFS can recognize a gain in the value of mortgages held for sale only when the loans are sold.

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

Off-Balance Sheet Arrangements

As discussed previously, OFS pools the loans they originate and purchase and securitize them to obtain long-term financing for the assets. The loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust issues to the public. During the first quarter of 2006 OFS executed one securitization collateralized by $934.4 million of loans. In addition, OFS held approximately $105.2 million of retained interests from securitizations as of March 31, 2006. OFS’ ability to use the securitization capital market is critical to the operations and overall profitability of the business.

External factors that are reasonably likely to affect OFS’ ability to continue to use these markets would be those factors that could disrupt the securitization capital market. A disruption in the market could prevent OFS from being able to sell the securities at a favorable price, or at all. Factors that could disrupt the securitization market include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk, market specific events such as a default of a comparable type of securitization. If OFS were unable to access the securitization market, OFS may still be able to finance the mortgage operations by selling the loans to investors in the whole loan market but at lower than anticipated margins.

Specific items that may affect OFS’ ability to use the securitizations to finance their loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by OFS’ collateral. OFS’ financial condition could also have an adverse impact on their ability to access the securitization market if there was the perception that their financial condition had deteriorated to the point where investors would question OFS’ ability to stand behind their representations and warranties made in connection with their securitizations (Opteum has guaranteed the performance of OFS’ representation and warranties). The financial performance and condition of the past securitizations of OFS are too early to evaluate the impact of the underlying collateral’s performance. Additionally, past economic conditions that may have contributed to a favorable performance may not be an indication of future performance should economic conditions change unfavorably.

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

Risk Management

Mortgage Pipeline

OFS’ mortgage committed pipeline includes IRLCs that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OFS classifies and accounts for the IRLCs as freestanding derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. OFS uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as freestanding derivatives.

Mortgage Loans Held for Sale

OFS’ risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OFS’ mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings. Gains (losses) on mortgage forward delivery contracts represent the change in value from contract inception to funding date.

IRLCs and derivative assets or liabilities arising from OFS’ derivative activities are included in mortgage loans held for sale in the accompanying consolidated financial statements. OFS also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Swap Agreements

OFS enters into interest rate swap agreements ("Swap Agreements") to manage its interest rate exposure on IRLCs and mortgage loans held for sale that will be securitized. When OFS enters into a Swap Agreement, it generally agrees to pay a fixed rate of interest and to receive a variable interest rate, generally based on LIBOR.

The following tables summarize OFS’ interest rate sensitive instruments as of March 31, 2006:

		Notional Amount	Carrying Amount	Estimated Fair Value
March 31, 2006
Assets:
Mortgage loans held for sale	$		$707,095,613	$709,910,926
Mortgage servicing rights	$		$93,337,355	$93,337,355

Commitments and contingencies:
Mortgage loans held for sale related positions:
Interest Rate Lock Commitments		$368,156,694	$(825,617)	$(825,617)
Interest Rate SWAP Agreements		$533,700,000	$1,494,429	$1,494,429
Forward delivery commitments		$213,000,000	$876,966	$876,966

Contractual Obligations and Commitments

The following table provides information with respect to the Company’s contractual obligations at March 31, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements	$3,413,954	$3,413,954	$-	$-	$-
Warehouse lines of credit	679,196	679,196	-	-	-
Drafts payable	18,665	18,665	-	-	-
Other secured borrowings	105,452	105,452
Junior subordinated notes	103,097	-	-	103,097	-
Operating leases	18,419	5,914	8,725	2,770	1,010

Total	$4,338,783	$4,223,181	$8,725	$105,867	$1,010

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

Opteum Financial Services

Risks associated with OFS’ mortgage origination business:

OFS may face loss exposure due to fraudulent and negligent acts on the part of loan applicants, employees, mortgage brokers and other third parties. When OFS originates or purchases mortgage loans, OFS relies heavily upon information provided to them by third parties, including information relating to the loan application, property appraisal, title information and employment and income documentation. If any of this information is fraudulently or negligently misrepresented to OFS and such misrepresentation is not detected by OFS prior to loan funding, the value of the loan may be significantly lower than OFS expected. Whether a misrepresentation is made by the loan applicant, the loan broker, one of OFS’ employees, or any other third party, OFS will generally bear the risk of loss associated with it.

OFS’ failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of OFS’ business could harm OFS’ operations and profitability. As a mortgage lender, loan servicer and broker, OFS is subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program OFS’ technology systems and effectively train OFS’ personnel, thereby potentially increasing OFS’ exposure to the risks of noncompliance with these laws and regulations.

OFS’ failure to comply with these laws can lead to:

▪	civil and criminal liability;

▪	loss of licensure;

▪	damage to reputation in the industry;

▪	inability to sell or securitize loans;

▪	demands for indemnification or loan repurchases from purchasers of OFS’ loans;

▪	fines and penalties and litigation, including class action lawsuits; or

▪	administrative enforcement actions.

OFS’ business could be adversely affected if OFS experienced an interruption in or breach of its communication or information systems or if OFS were unable to safeguard the security and privacy of the personal financial information OFS receives. OFS relies heavily upon communications and information systems to conduct it business. Any material interruption or breach in security of OFS’ communication or information systems or the third-party systems on which OFS relies could cause delays in rendering an underwriting decision or other delays and could result in fewer loan applications being received, applications not closing, slower processing of applications and reduced efficiency in loan servicing. Additionally, in connection with OFS’ loan file due diligence reviews, OFS has access to the personal financial information of the borrowers which is highly sensitive and confidential, and subject to significant federal and state regulation. If a third party were to misappropriate this information, OFS potentially could be subject to both private and public legal actions. Although OFS has policies and procedures designed to safeguard confidential information, OFS can provide no assurance that these policies and safeguards are sufficient to prevent the misappropriation of confidential information, that the policies and safeguards will be deemed compliant with any existing federal or state laws or regulations governing privacy, or with those laws or regulations that may be adopted in the future. Also, in selling its loans OFS must ship these files containing borrower’s confidential information. While in transit, the files may be out of the control of OFS’ safeguarding measures. OFS can still be held liable for access to this information while in transit.

Failure to renew or obtain adequate funding under warehouse repurchase agreements may harm OFS’ lending operations. OFS is currently dependent upon a number of credit facilities for funding of its mortgage loan originations and acquisitions. Any failure to renew or obtain adequate funding under these financing arrangements for any reason, including OFS’ inability to meet the covenants contained in such arrangements, could harm its lending operations and its overall performance.

OFS has credit exposure to representation and warranties with respect to loans OFS sells to the whole loan market. OFS has potential credit and liquidity exposure for loans that are the subject of fraud, irregularities in their loan files or process, or that result in OFS’ breaching the representations and warranties in the contract of sale. In addition, when OFS sells loans to the whole loan market OFS has exposure for loans that default, within certain timeframes. In these cases, OFS may be obligated to repurchase loans at principal value plus accrued interest and a pro-rata amount on any premium paid and any servicing released premium along with any escrow shortage and out of pockets that the buyer may have incurred, which could result in a significant decline in OFS’ available cash. When OFS purchases loans from a third party, through OFS’ Conduit division, that OFS sells into the whole loan market or to a securitization trust, OFS obtains representations and warranties from the counter-parties that sold the loans to OFS that generally parallel the representations and warranties OFS provides to OFS’ purchasers. As a result, OFS believes they have the potential for recourse against the seller of the loans. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, OFS may have to use cash resources to repurchase loans which could adversely affect OFS’ liquidity.

Risks associated with movements in interest rates:

Changes in interest rates may harm OFS’ results of operations. OFS’ results of operations are likely to be harmed during any period of unexpected or rapid changes in interest rates. Interest rate changes could affect OFS in the following ways:

▪
a substantial or sustained increase in interest rates could harm OFS’ ability to originate or acquire mortgage loans in expected volumes, which could result in a decrease in OFS’ cash flow and in OFS’ ability to support OFS’ fixed overhead expense levels;

▪	interest rate fluctuations may harm OFS’ earnings as a result of potential changes in the spread between the interest rates on OFS’ borrowings and the interest rates on OFS’ mortgage assets;

▪	mortgage prepayment rates vary depending on such factors as mortgage interest rates and market conditions, and changes in anticipated prepayment rates may harm OFS’ earnings; and

▪
when OFS securitizes loans, the value of the residual interests OFS retains and the income OFS receives from them are based primarily on LIBOR, and an increase in LIBOR reduces the net income OFS receives from, and the value of, these residual interests.

Hedging against interest rate exposure may adversely affect OFS’ earnings, which could adversely affect cash available for distribution to Opteum’s stockholders. OFS may enter into interest rate swap agreements or pursue other interest rate hedging strategies.

OFS’ hedging activity will vary in scope based on interest rates, the type of mortgage assets held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect OFS because, among other things:

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

▪	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

▪	the duration of the hedge may not match the duration of the related liability or asset;

▪	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs OFS’ ability to sell or assign OFS’ side of the hedging transaction;

▪
the party owing money in the hedging transaction may default on its obligation to pay, and a default by a party with whom OFS enters into a hedging transaction may result in the loss of unrealized profits; and

▪
OFS may not be able to dispose of or close out a hedging position without the consent of the hedging counter-party, and OFS may not be able to enter into an offsetting contract in order to cover OFS’ risks.

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

Risks associated with OFS’ securitization strategy:

An interruption or reduction in the securitization market or change in terms offered by this market would hurt OFS’ financial position. OFS is dependent on the securitization market for the sale of OFS’ loans and the securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and in the asset-backed securities market specifically. Similarly, poor performance of OFS’ previously securitized loans could harm OFS’ access to the securitization market.

Competition in the securitization market may negatively affect OFS’ net income. Competition in the business of sponsoring securitizations of the type OFS focuses on is increasing as Wall Street broker-dealers, other mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce OFS’ securitization margins if OFS has to pay a higher price for the long-term funding of these assets. To the extent that OFS’ securitization margins erode, OFS’ results of operations will be negatively impacted.

Risks associated with OFS’ retained interests in residuals and mortgage servicing rights:

Geographic concentration of mortgage loans OFS originates or purchases increases OFS’ exposure to risks in those areas, especially in California, Georgia and Florida. Over-concentration of loans OFS originates or purchases in any one geographic area increases OFS’ exposure to the economic and natural hazard risks associated with that area.

A prolonged economic slowdown or a decline in the real estate market could harm OFS’ results of operations. A substantial portion of OFS’ mortgage assets consist of single-family mortgage loans or mortgage securities—available-for-sale evidencing interests in single-family mortgage loans. Any sustained period of increased delinquencies, foreclosures or losses could harm OFS’ ability to sell loans, the prices OFS receives for OFS’ loans, the values of OFS’ mortgage loans held for sale or OFS’ residual interests in securitizations.

Current loan performance data may not be indicative of future results. When valuing OFS’ retained interests in securitizations or mortgage servicing rights OFS uses projections, estimates and assumptions based on OFS’ experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, fluctuations in interest rates, fluctuations in mortgage loan prepayment rates and fluctuations in losses due to defaults on mortgage loans.

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

Changes in Internal Controls over Financial Reporting

On November 3, 2005, the Company acquired Opteum Financial Services, LLC, (“OFS”) a privately held company. Management’s assessment of the internal controls at the OFS level started with the assumption that OFS, as a private company, may not possess a system of internal controls sufficient to comply fully with all of the rules and requirements for internal control systems for SEC registrants at the time of the acquisition. Accordingly, management conducted a comprehensive review of all controls in place coupled with an assessment of all critical processes so as to ensure full compliance with the rules and requirements for SEC registrants by year end. This process was a substantial undertaking and required the Company to hire external consultants to assist. As of the dates the Company’s quarterly reports for the periods ended March 31, 2006 and June 30, 2006 were filed, this process was not complete. During the period ended September 30, 2006, as part of the process of establishing whether or not the system of internal controls that existed at OFS were sufficient to comply, management discovered a material weakness with respect to the controls in place associated with the accounting by OFS for IRLCs. Owing to a lack of sufficient internal controls being in place, the accounting treatment utilized to account for IRLCs up to that point was not in compliance with GAAP and the quarterly financial statements issued for the periods ended March 31, 2006 and June 30, 2006 required re-statement. Management has since made changes, where needed, at the OFS level to ensure such system of internal control is adequate to allow management to rely on the OFS internal controls for purposes of preparing the Company’s quarterly and annual reports.

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

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006
10.1	2003 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form S-11/A, effective as of March 31, 2004, filed with the SEC on May 26, 2004
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

OPTEUM INC.

Date: December 19, 2006	By:	Robert E. Cauley Vice Chairman, Senior Executive, Vice President, Chief Financial Officer and Chief Investment Officer

Exhibit Index

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006
10.1	2003 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form S-11/A, effective as of March 31, 2004, filed with the SEC on May 26, 2004
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