Form 10-Q/A
period 2006-06-30
Opteum Inc.
filed 2006-12-20
CIK 1275477

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

For the six and three month periods ended June 30, 2006, the amounts recorded to mark to market the value of IRLCs and mortgage loans held for sale at OFS were $3.3 million and ($0.8) million, respectively. These figures are inclusive of adjustments needed to reconcile amounts previously recorded under OFS’ pre-existing method of accounting for IRLCs and adjustments previously booked for the period ended March 31, 2006. Since OFS was not acquired until November 3, 2005 by OPX, there was no effect on the period ended June 30, 2005.

The following table presents a reconciliation of previously reported net loss and restated net loss for the periods indicated:

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006

Previously reported net loss	$(8,776,004)	$(3,688,880)
Pre-tax adjustments:
Interest rate lock commitment mark to market	(809,173)	3,270,755
Adjustment to net interest income and other	(98,651)	293,200
Total pre-tax adjustments	(907,824)	3,563,955
Related tax effects - benefit from	316,661	1,270,431
Net after-tax adjustments	(591,163)	2,293,524
Restated net loss	$(9,367,167)	$(1,395,356)

Subsequent to the completion of the originally-filed financial statements for the period being restated, the Company identified the adjustment to the IRLC mark to market, an adjustment to net interest income and additional minor adjustments that should have been recorded in this earlier period. When these adjustments were identified, other than the adjustment to the IRLC mark to market, management determined them to be immaterial, individually and in the aggregate, to the originally-filed financial statements. Because OFS’ IRLC accounting required restatement, the Company is also correcting these immaterial out-of-period adjustments by recording them in the proper periods. There were no adjustments for the six and three month periods ended June 30, 2005.

The nature of these other adjustments are as follows. The Company corrected computational errors made in the calculation of net interest income. The adjustment represents substantially all of the additional adjustment. The balance of the other adjustment is related to various expense items previously recorded in the period in which they were discovered.

In connection with the merger with OFS in November of 2005, the Company recorded a liability in the amount of $0.84 million related to compensation for past services to employees of OFS. The Company has subsequently determined that there was no such obligation and has reversed the liability, which was established in purchase accounting. The effect of the reversal of the liability, which is as a restatement adjustment, was to decrease goodwill and accrued expenses by $0.84 million.

Other than the items described in Note 2 to the accompanying consolidated financial statements, as well as adjustments to disclosures in other notes and, to be consistent with the restated financial statements, management’s discussion and analysis, this amended Form 10-Q has not been updated for events occurring after August 8, 2006, the date of the original filing of the Company’s 10-Q for the period ended June 30, 2006.

OPTEUM INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited) Restated-See Note 2
	June 30, 2006	December 31, 2005
ASSETS

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,402,489,691	$3,493,490,046
Unpledged, at fair value	4,798,323	539,313

TOTAL MORTGAGE BACKED SECURITIES	3,407,288,014	3,494,029,359

Cash and cash equivalents	71,416,035	130,510,948
Restricted cash	1,080,000	2,310,000
Securities held for sale	987,716	2,782,548
Mortgage loans held for sale, net	756,029,170	894,237,630
Retained interests, trading	88,395,952	98,010,592
Mortgage servicing rights, net	96,637,099	86,081,594
Principal payments receivable	18,519,079	21,497,365
Accrued interest receivable	16,107,455	15,740,475
Other receivables, net	10,229,903	24,512,118
Property and equipment, net	17,113,546	16,067,170
Prepaid and other assets	21,323,948	19,321,766
TOTAL ASSETS	$4,505,127,917	$4,805,101,565
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,306,887,250	$3,337,598,362
Warehouse lines of credit and drafts payable	736,969,786	873,741,429
Other secured borrowings	104,825,432	104,886,339
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	25,490,425	30,232,719
Unsettled security purchases	-	58,278,701
Dividends payable	6,318,383	-
Compensation and related benefits payable	801,667	-
Deferred tax liability	7,387,044	18,360,679
Accounts payable, accrued expenses and other	13,771,096	26,417,996

TOTAL LIABILITIES	4,305,548,083	4,552,613,225

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares of Class A Redeemable and 2,000,000 shares as Class B Redeemable; issued and outstanding at December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable; no shares issued and outstanding at June 30, 2006	-	1,223
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 24,354,114 shares issued and outstanding at June 30, 2006 and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005	24,354	24,129
Less Treasury Stock; 561,800 shares of Class A Common Stock, at cost, at December 31, 2005	-	(5,236,354)
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at June 30, 2006 and December 31, 2005	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at June 30, 2006 and December 31, 2005	319	319
Additional paid-in capital	333,692,307	342,230,342
Accumulated other comprehensive loss	(110,390,720)	(76,494,378)
Accumulated deficit	(23,746,745)	(8,037,260)

TOTAL STOCKHOLDERS' EQUITY	199,579,834	252,488,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,505,127,917	$4,805,101,565
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	Restated-See Note 2 2006	2005	Restated-See Note 2 2006	2005
INTEREST INCOME:
Interest income, net of amortization of premium and discount	$135,870,149	$67,818,574	$75,589,165	$36,748,640
Interest expense	(116,707,064)	(46,545,132)	(60,517,703)	(26,453,422)
NET INTEREST INCOME	19,163,085	21,273,442	15,071,462	10,295,218
NON-INTEREST INCOME:
LOSSES ON MORTGAGE BANKING ACTIVITIES	(2,881,661)	-	(5,878,391)	-
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	1,982,382	-	-

SERVICING INCOME:
Servicing fee income	12,674,275	-	6,375,051	-
Fair value adjustments to mortgage servicing rights	(10,830,079)	-	(2,767,598)	-
NET SERVICING INCOME	1,844,196	-	3,607,453	-

OTHER NON-INTEREST INCOME	3,277,379	-	1,529,237	-
TOTAL NON-INTEREST INCOME(LOSS)	2,239,914	1,982,382	(741,701)	-

TOTAL NET REVENUES	21,402,999	23,255,824	14,329,761	10,295,218

DIRECT REIT OPERATING EXPENSES	545,823	623,918	226,573	283,945
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	17,623,939	2,522,610	9,599,383	1,317,277
Directors’ fees and liability insurance	420,034	306,973	210,139	150,523
Audit, legal and other professional fees	2,614,897	360,600	1,412,749	162,595
Other interest expense	3,680,857	-	1,949,072	-
Other administrative expenses	18,534,558	315,485	9,596,707	162,479
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	42,874,285	3,505,668	22,768,050	1,792,874
TOTAL EXPENSES	43,420,108	4,129,586	22,994,623	2,076,819

(LOSS) INCOME BEFORE INCOME TAXES	(22,017,109)	19,126,238	(8,664,862)	8,218,399

INCOME TAX BENEFIT	12,649,942	-	7,269,506	-
NET (LOSS) INCOME	$(9,367,167)	$19,126,238	$(1,395,356)	$8,218,399
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE OF:
CLASS A COMMON STOCK	$(0.39)	$0.90	$(0.06)	$0.39
CLASS B COMMON STOCK	$(0.38)	$0.90	$(0.06)	$0.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A COMMON STOCK	23,704,908	20,846,479	23,970,333	20,896,789
CLASS B COMMON STOCK	319,388	319,388	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.36	$0.93	$0.25	$0.40
CLASS B COMMON STOCK	$0.36	$0.93	$0.25	$0.40
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Six Months Ended June 30, 2006 Restated-See Note 2

	Common Stock, Amounts at par value			Class A Redeemable Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$(8,037,260)	$ 252,488,340

Fair value adjustment upon adoption of SFAS No. 156 (see Note 6)	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A Common Stock for board compensation and equity plan phantom share exercises, net	91	-	-	-	-	196,222	-	-	196,313
Conversion of Class A Redeemable Preferred into Class A Common	1,223	-	-	(1,223)	-	-	-	-	-
Treasury Stock Purchases	-	-	-	-	(4,500,326)	-	-	-	(4,500,326)
Retirement of Treasury Stock	(1,089)	-	-	-	9,736,680	(9,735,591)	-	-	-
Cash dividends declared, March 2006	-	-	-	-	-	-	-	(2,645,853)	(2,645,853)
Cash dividends declared, June 2006	-	-	-	-	-	-	-	(6,318,383)	(6,318,383)
Phantom shares vested and amortization of equity plan compensation, net	-	-	-	-	-	1,129,718	-	-	1,129,718
Stock issuance costs	-	-	-	-	-	(128,384)	-	-	(128,384)
Net loss	-	-	-	-	-	-	-	(9,367,167)	(9,367,167)
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(33,896,342)	-	(33,896,342)
Comprehensive loss	-	-	-	-	-	-	-	-	(43,263,509)

Balances, June 30, 2006	$ 24,354	$ 319	$ 319	$ -	$ -	$ 333,692,307	$(110,390,720)	$(23,746,745)	$ 199,579,834

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	Restated-See Note 2 2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,367,167)	$19,126,238
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses on mortgage banking activities	2,881,661	-
Amortization of premium and discount on mortgage backed securities	(7,409,186)	14,844,054
Decrease in residual interest in asset backed securities	9,614,640	-
Decrease in securities held for sale	1,794,832	-
Increase in mortgage servicing rights, net	(7,933,587)	-
Deferred income tax benefit	(10,973,635)	-
Gains on sales of mortgage backed securities	-	(1,982,382)
Stock compensation	1,326,032	1,195,799
Depreciation and amortization	1,920,056	73,693
Changes in operating assets and liabilities:
Decrease in mortgage loans held for sale	135,326,799	-
Decrease in other receivables, net	14,282,215	-
Increase in accrued interest receivable	(366,980)	(5,117,666)
(Increase)/decrease in prepaids and other assets	(2,159,177)	363,782
(Decrease)/increase in accrued interest payable	(4,742,294)	16,265,162
(Decrease)/increase in accounts payable, accrued expenses and other	(4,999,216)	121,024
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,194,993	44,889,704

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(706,141,129)	(1,743,844,856)
Sales	-	172,040,665
Principal repayments	711,094,904	561,313,859
Purchases of property and equipment	(2,809,438)	(325,523)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,144,337	(1,010,815,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	1,230,000	5,927,000
Proceeds from borrowings on Repurchase Agreements	11,637,052,539	8,593,751,445
Principal payments on Repurchase Agreements	(11,667,763,651)	(7,647,081,814)
Net proceeds from trust preferred securities offering	-	48,443,337
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(143,678,568)	-
Stock issuance and other costs	(128,384)	(43,930)
Purchases of treasury stock	(4,500,326)	-
Cash dividends paid	(2,645,853)	(11,241,953)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(180,434,243)	989,754,085

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,094,913)	23,827,934

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	128,942,436

CASH AND CASH EQUIVALENTS, End of the period	$71,416,035	$152,770,370

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2006

NOTE 1. RESTATEMENT, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Restatement

On November 8, 2006, Opteum Inc. (“Opteum”, “the Company”, “OPX”) announced that it would be restating its financial statements for the interim periods ended March 31, 2006 and June 30, 2006. The accompanying financial statements have been restated for the period ended June 30, 2006. The nature of the restatements and the effect on the restated financial statement line items are discussed in Note 2. In addition, certain disclosures in the following notes have been adjusted so as to be consistent with the restated financial statements. Other than the items described in Note 2, this amended Form 10-Q has not been updated for events occurring after August 8, 2006, the date of the original Form 10-Q filing.

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

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended June 30, 2006, are not necessarily indicative of results that can be expected for the year ended December 31, 2006. The operating results of the interim period ended June 30, 2005, do not include the results of OFS, as the merger closed in November 2005. Certain June 30, 2005 amounts were reclassified to conform to the 2006 presentation. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As further described in Note 12, Opteum has a common share investment in two trusts used in connection with the issuance of Opteum’s junior subordinated notes. Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Opteum’s common share investment in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for using the equity method.

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

At the time of the OFS merger the Company recorded goodwill in the amount of $2.1 million. During the six and three month periods ended June 30, 2006 goodwill was increased by $1.0 million and $0.2 million, respectively, as a result of additional legal and accounting fees incurred in connection with the merger. Goodwill was reduced by $0.84 million during the three month period ended June 30, 2006 in connection with the reversal of the purchase accounting entry to record a liability associated with compensation to employees of OFS for prior services. The balance of goodwill is $2.3 million at June 30, 2006.

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

IRLCs and derivative assets or liabilities arising from OFS’ derivative activities are reported net and included in “Mortgage loans held for sale, net” in the accompanying consolidated financial statements. Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Losses on mortgage banking activities.”

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

Gain on Sale of Loans

The Company recognizes gain (or loss) on the sale of loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $30.2 million and $14.2 million during the six and three months ended June 30, 2006, respectively, were capitalized as direct loan origination costs. Loan fees related to the origination and funding of mortgage loans held for sale were $3.1 million and $1.5 million during the six and three months ended June 30, 2006. The net (loss)/gain on sale of loans for the six and three months ended June 30, 2006, was ($2.0) million and $5.1 million, respectively.

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

Comprehensive (loss) income is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	Restated-See Note 2		Restated- See Note 2
	2006	2005	2006	2005
Net (loss) income	$(9,367,167)	$19,126,238	$ (1,395,356)	$8,218,399

Realized gain on available-for-sale securities, net	-	(1,982,382)	-	-

Unrealized loss on available-for-sale securities, net	(33,896,342)	(19,993,799)	(22,471,988)	(454,738)

Comprehensive (loss) income	$(43,263,509)	$(2,849,943)	$ (23,867,344)	$7,763,661

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

For the six and three month periods ended June 30, 2006, the amounts recorded to mark to market the value of IRLCs and mortgage loans held for sale at OFS were $3.3 million and ($0.8) million, respectively. These figures are inclusive of adjustments needed to reconcile amounts previously recorded under OFS’ pre-existing method of accounting for IRLCs and adjustments previously booked for the period ended March 31, 2006. Since OFS was not acquired until November 3, 2005 by OPX, there was no effect on the period ended June 30, 2005.

The following table presents a reconciliation of previously reported net loss and restated net loss for the periods indicated:

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006

Previously reported net loss	$(8,776,004)	$(3,688,880)
Pre-tax adjustments:
Interest rate lock commitment mark to market	(809,173)	3,270,755
Adjustment to net interest income and other	(98,651)	293,200
Total pre-tax adjustments	(907,824)	3,563,955
Related tax effects - benefit from	316,661	1,270,431
Net after-tax adjustments	(591,163)	2,293,524
Restated net loss	$(9,367,167)	$(1,395,356)

Subsequent to the completion of the originally-filed financial statements for the period being restated, the Company identified the adjustment to the IRLC mark to market, an adjustment to net interest income and additional minor adjustments that should have been recorded in this earlier period. When these adjustments were identified, other than the adjustment to the IRLC mark to market, management determined them to be immaterial, individually and in the aggregate, to the originally-filed financial statements.  Because OFS’ IRLC accounting required restatement, the Company is also correcting these immaterial out-of-period adjustments by recording them in the proper periods. There were no adjustments for the six and three month periods ended June 30, 2005.

The nature of these other adjustments are as follows. The Company corrected computational errors made in the calculation of net interest income. The adjustment represents substantially all of the additional adjustment. The balance of the other adjustment is related to various expense items previously recorded in the period in which they were discovered.

In connection with the merger with OFS in November of 2005, the Company recorded a liability in the amount of $0.84 million related to compensation for past services to employees of OFS. The Company has subsequently determined that there was no such obligation and has reversed the liability, which was established in purchase accounting. The effect of the reversal of the liability, which is as a restatement adjustement, was to decrease goodwill and accrued expenses by $0.84 million.

Other than the items described in Note 2 to the accompanying consolidated financial statements, as well as adjustments to disclosures in other notes and, to be consistent with the restated financial statements, management’s discussion and analysis, this amended Form 10-Q has not been updated for events occurring after August 8, 2006, the date of the original filing of the Company’s 10-Q for the period ended June 30, 2006.

The following is a presentation of the effects of the restatement on the Company’s consolidated balance sheet as of June 30, 2006, and consolidated statements of operations for the six and three month periods ended June 30, 2006 and consolidated statement of cash flows for the six month period ended June 30, 2006.

OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2006 (Unaudited)
	Previously Reported	Restated
ASSETS

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,402,507,367	$3,402,489,691
Unpledged, at fair value	4,780,647	4,798,323

TOTAL MORTGAGE BACKED SECURITIES	3,407,288,014	3,407,288,014

Cash and cash equivalents	71,416,035	71,416,035
Restricted cash	1,080,000	1,080,000
Securities held for sale	987,716	987,716
Mortgage loans held for sale, net	756,838,343	756,029,170
Retained interests, trading	88,395,952	88,395,952
Mortgage servicing rights, net	96,637,099	96,637,099
Principal payments receivable	18,519,079	18,519,079
Accrued interest receivable	16,107,413	16,107,413
Other receivables, net	10,229,903	10,229,903
Property and equipment, net	17,113,546	17,113,546
Prepaid and other assets	22,163,947	21,323,948
TOTAL ASSETS	$4,506,777,047	$4,505,127,917

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$3,306,887,250	$3,306,887,250
Warehouse lines of credit and drafts payable	736,969,786	736,969,786
Other secured borrowings	104,825,432	104,825,432
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	25,490,425	25,490,425
Unsettled security purchases	-	-
Dividends payable	6,318,383	6,318,383
Compensation and related benefits payable	801,667	801,667
Deferred tax liability	7,703,705	7,387,044
Accounts payable, accrued expenses and other	14,607,421	13,771,096

TOTAL LIABILITIES	4,306,701,069	4,305,548,083

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; shares issued and outstanding at March 31, 2006 and December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable

Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,172,598 shares issued and 23,083,498 shares outstanding at March 31, 2006, and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005	24,354	24,354
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at March 31, 2006 and December 31, 2005	319	319
Additional paid-in capital	333,692,307	333,692,307
Accumulated other comprehensive loss	(110,485,739)	(110,390,720)
Accumulated deficit	(23,155,582)	(23,746,745)

TOTAL STOCKHOLDERS' EQUITY	200,075,978	199,579,834
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$4,506,777,047	$4,505,127,917

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended June 30, 2006		Three Months Ended June 30, 2006
	Previously Reported	Restated	Previously Reported	Restated

INTEREST INCOME:
Interest income, net of amortization of premium and discount	$135,965,632	$135,870,149	$75,293,511	$75,589,165
Interest expense	(116,707,064)	(116,707,064)	(60,518,293)	(60,517,703)
NET INTEREST INCOME	19,258,568	19,163,085	14,775,218	15,071,462
LOSSES ON MORTGAGE BANKING ACTIVITIES	(2,072,488)	(2,881,661)	(9,149,146)	(5,878,391)
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	-	-	-
SERVICING INCOME:
Servicing fee income	12,674,275	12,674,275	6,375,051	6,375,051
Fair value adjustments to mortgage servicing rights	(10,830,079)	(10,830,079)	(2,767,598)	(2,767,598)
NET SERVICING INCOME	1,844,196	1,844,196	3,607,453	3,607,453

OTHER INCOME	3,277,379	3,277,379	1,529,237	1,529,237
TOTAL NON-INTEREST INCOME(LOSS)	3,049,087	2,239,914	(4,012,456)	(741,701)

TOTAL NET REVENUES	22,307,655	21,402,999	10,762,762	14,329,761

DIRECT REIT OPERATING EXPENSES	545,823	545,823	226,573	226,573
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	17,620,883	17,623,939	9,596,327	9,599,383
Directors’ fees and liability insurance	420,034	420,034	210,139	210,139
Audit, legal and other professional fees	2,614,897	2,614,897	1,412,749	1,412,749
Other interest expense	3,680,857	3,680,857	1,949,072	1,949,072
Other administrative expenses	18,534,446	18,534,558	9,596,719	9,596,707
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	42,871,117	42,874,285	22,765,006	22,768,050
TOTAL EXPENSES	43,416,940	43,420,108	22,991,579	22,994,623

(LOSS) INCOME BEFORE INCOME TAXES	(21,109,285)	(22,017,109)	(12,228,817)	(8,664,862)

INCOME TAX (PROVISION)BENEFIT	12,333,281	12,649,942	8,539,937	7,269,506
NET (LOSS)	$(8,776,004)	$(9,367,167)	$(3,688,880)	$(1,395,356)
BASIC AND DILUTED NET (LOSS) PER SHARE OF:
CLASS A COMMON STOCK	$(0.37)	$(0.39)	$(0.15)	$(0.06)
CLASS B COMMON STOCK	$(0.36)	$(0.38)	$(0.15)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A COMMON STOCK	23,704,908	23,704,908	23,970,333	23,970,333
CLASS B COMMON STOCK	319,388	319,388	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.36	$0.36	$0.25	$0.25
CLASS B COMMON STOCK	$0.36	$0.36	$0.25	$0.25

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Six Months Ended June 30,
	Previously Reported	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,776,004)	$(9,367,167)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Losses on mortgage banking activities	2,072,488	2,881,661
Amortization of premium and discount on mortgage backed securities	(7,504,090)	(7,409,186)
Decrease in residual interest in asset backed securities	9,614,640	9,614,640
Decrease in securities held for sale	1,794,832	1,794,832
Increase in mortgage servicing rights, net	(6,257,280)	(7,933,587)
Deferred income tax benefit	(12,333,281)	(10,973,635)
Gains on sales of mortgage backed securities	-	-
Stock compensation	1,626,307	1,326,032
Depreciation and amortization	2,103,872	1,920,056
Changes in operating assets and liabilities:
Decrease in mortgage loans held for sale	135,326,799	135,326,799
Decrease in other receivables, net	14,282,215	14,282,215
Increase in accrued interest receivable	(366,939)	(366,980)
Increase in prepaids and other assets	(3,156,171)	(2,159,177)
Decrease in accrued interest payable	(4,742,294)	(4,742,294)
Decrease in accounts payable, accrued expenses and other	(4,162,891)	(4,999,216)
NET CASH PROVIDED BY OPERATING ACTIVITIES	119,221,927	119,194,993
CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(706,141,244)	(706,141,129)
Sales	-	-
Principal repayments	711,094,904	711,094,904
Purchases of property and equipment	(2,836,259)	(2,809,438)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,117,401	2,144,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	1,230,000	1,230,000
Decrease in net borrowings under repurchase agreements	(30,711,112)	-
Proceeds from repurchase agreements	-	11,637,052,539
Principal payments on repurchase agreements	-	(11,667,763,651)
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(143,678,566)	(143,678,568)
Stock issuance and other costs	(428,659)	(128,384)
Purchases of treasury stock	(4,500,326)	(4,500,326)
Cash dividends paid	(2,645,853)	(2,645,853)
NET CASH (USED IN) FINANCING ACTIVITIES	(180,434,241)	(180,434,243)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(59,094,913)	(59,094,913)

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	130,510,948

CASH AND CASH EQUIVALENTS, End of the period	$71,416,035	$71,416,035

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	(Unaudited)
	Six Months Ended June 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$125,130,215	$125,130,215

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$6,318,383	$6,318,383

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

Mortgage loans held for sale	$742,302,240
Deferred loan origination costs—and others	14,139,917
Valuation allowance	(412,987)

$756,029,170

NOTE 5. RETAINED INTEREST, TRADING

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

NOTE 6. MORTGAGE SERVICING RIGHTS, NET

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

The following are the carrying values of Opteum's MBS portfolio at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Adjustable Rate Mortgages	$2,319,096,678	$2,006,767,437
Fixed Rate and Balloons Mortgages	697,145,510	733,366,217
Hybrid Arms	391,045,826	753,895,705

Totals	$3,407,288,014	$3,494,029,359

The following table presents the components of the carrying value of Opteum's MBS portfolio at June 30, 2006, and December 31, 2005:

	June 30, 2006	December 31, 2005
Principal balance	$3,396,909,813	$3,457,887,912
Unamortized premium	123,269,891	115,133,248
Unaccreted discount	(2,500,949)	(2,497,423)
Gross unrealized gains	617,345	265,615
Gross unrealized losses	(111,008,086)	(76,759,993)

Carrying value/estimated fair value	$3,407,288,014	$3,494,029,359

The following table presents, for Opteum's MBS with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category at June 30, 2006:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$191,778,336	$(2,458,968)	$183,428,500	$(8,551,316)	$375,206,836	$(11,010,284)
Adjustable Rate Mortgages	1,300,638,757	(29,839,186)	795,414,698	(33,178,231)	2,096,053,455	(63,017,417)
Fixed Rate Mortgages	189,957,106	(4,593,493)	507,188,404	(32,386,892)	697,145,510	(36,980,385)
	$1,682,374,199	$(36,891,647)	$1,486,031,602	$(74,116,439)	$3,168,405,801	$(111,008,086)

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

NOTE 8. EARNINGS PER SHARE

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

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	Restated-See Note 2 2006	2005	Restated-See Note 2 2006	2005
Basic and diluted EPS of Class A Common Stock:
Numerator: net (loss) income allocated to the shares of Class A Common Stock	$(9,245,913)	$18,838,279	$ (1,377,294)	$8,094,686
Denominator: basic and diluted:
Shares of Class A Common Stock outstanding at the balance sheet date	24,354,114	20,385,936	24,354,114	20,385,936
Dividend eligible equity plan shares issued as of the balance sheet date	-	512,072	-	516,961
Effect of weighting	(649,206)	(51,529)	(383,781)	(6,108)
Weighted average shares-basic and diluted	23,704,908	20,846,479	23,970,333	20,896,789
Basic and diluted EPS of Class A Common Stock	$(0.39)	$0.90	$ (0.06)	$0.39

Basic and diluted EPS of Class B Common Stock:
Numerator: net (loss) income allocated to Class B Common Stock	$(121,254)	$287,959	$ (18,062)	$123,713
Denominator: basic and diluted:
Shares of Class B Common Stock outstanding at the balance sheet date	319,388	319,388	319,388	319,388
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319,388	319,388	319,388	319,388
Basic and diluted EPS of Class B Common Stock	$(0.38)	$0.90	$ (0.06)	$0.39

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

NOTE 11. REPURCHASE AGREEMENTS

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

At June 30, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$1,843,887,437	$687,783,778	$818,401,627	$3,350,072,842
Fair market value of securities sold, including accrued interest receivable	$—	$1,794,764,985	$671,886,368	$781,346,148	$3,247,997,501
Repurchase agreement liabilities associated with these securities	$—	$1,812,218,000	$686,979,000	$807,690,250	$3,306,887,250
Net weighted average borrowing rate	—	5.07%	4.99%	5.16%	5.08%

At December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106,459	$813,436,832	$1,533,016,956	$3,252,560,247
Fair market value of securities sold, including accrued interest receivable	$—	$893,159,892	$791,259,152	$1,498,980,224	$3,183,399,268
Repurchase agreement liabilities associated with these securities	$—	$914,262,355	$857,995,007	$1,565,341,000	$3,337,598,362
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

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

NOTE 12. TRUST PREFERRED SECURITIES

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

On April 28, 2006, the Company issued a total of 1,223,208 shares of Class A Common Stock in conjunction with the conversion of the Class A Redeemable Preferred Stock (see Note 8).

During the six months ended June 30, 2006, the Company retired 1.1 million shares of Class A Common Stock.

Dividends

On May 31, 2006, the Company's Board of Directors declared a $0.25 per share cash dividend to the holders of its dividend eligible securities on the record date of June 21, 2006. Dividends were payable on 24,354,114 shares of Class A Common Stock, 600,030 phantom shares granted under the Company's stock incentive plan (see Note 15) and 319,388 shares of Class B Common Stock. The shares of Class A Common Stock include the shares of Class A Redeemable Preferred Stock that was converted on April 28, 2006. The distribution totaling $6,318,383 was paid on July 7, 2006.

On March 10, 2006, the Company’s Board of Directors declared a $0.11 per share cash dividend to the holders of its dividend eligible securities. Dividends were payable on 23,083,498 shares of Class A Common Stock, 650,320 phantom shares granted under the Company’s stock incentive plan (see Note 15) and 319,388 shares of Class B Common Stock. No dividends were paid on the Class A Redeemable Preferred Stock as the provisions of a formula in the Company’s amended Articles of Incorporation were not met. The distribution totaling $2,645,853 was paid on April 7, 2006.

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

NOTE 14. TRANSACTIONS WITH RELATED PARTIES

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

NOTE 18. SEGMENTS

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

(Amounts in thousands)	OPTEUM	OFS	Consolidated Total
	Six months ended June 30, 2006	Six months ended June 30, 2006	Six months ended June 30, 2006
Net interest income	$16,168	$7,044	$19,163
Other revenues, net	71	2,169	2,240
Direct operating expenses	(546)	-	(546)
Inter-segment interest income (expense)	4,049	(4,049)	-
General and administrative expenses	(5,157)	(41,766)	(42,874)
Income (loss) before income taxes	10,535	(32,552)	(22,017)
Income tax benefit	-	12,650	12,650
Total assets	3,639,884	985,160	4,505,128
Capital expenditures	687	2,149	2,836

(Amounts in thousands)	OPTEUM	OFS	Consolidated Total
	Three months ended June 30, 2006	Three months ended June 30, 2006	Three months ended June 30, 2006
Net interest income	$13,129	$4,069	$15,071
Other revenues, net	71	(812)	(742)
Direct operating expenses	(227)	-	(227)
General and administrative expenses	(3,028)	(21,957)	(22,768)
Income (loss) before income taxes	10,036	(18,701)	(8,665)
Income tax benefit	-	7,270	7,270

For the six months ended June 30, 2006, general and administrative expenses includes depreciation and amortization expense of $372,000 for the REIT and $1.7 million for OFS. Other interest expense for OFS was $3.7 million, for the six months ended June 30, 2006. For the three months ended June 30, 2006, general and administrative expenses includes depreciation and amortization expense of $188,000 for the REIT and $888,000 for OFS. Other interest expense for OFS was $1.9 million, for the three months ended June 30, 2006.The following information is provided to reconcile the above segment amounts to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, Opteum’s loans receivable totaling $88.9 million, accrued interest of $0.8 million and the related interest income for the six and three months ended June 30, 2006 of $4.0 million and $2.2 million, respectively, are eliminated against corresponding liabilities and expenses recorded in OFS’ segment financial statements. Opteum’s investment in OFS is also eliminated, reducing total assets. There were no inter-segment gross revenues during the period ended June 30, 2006, except for this interest and, therefore, all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the six months ended June 30, 2006, approximately 95.2% of the REIT interest income was derived from MBS issued or guaranteed by U.S. governmental or quasi-governmental agencies.

NOTE 19. INCOME TAXES

As more fully described in Note 3, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for income tax purposes and is taxed separately from Opteum. There is no tax provision for the Company for the six and three months ended June 30, 2005, as this was prior to the acquisition of OFS, and Opteum was solely a non-taxpaying REIT during this period. At the date of aquisition, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference as of such date in the carrying amount and the tax basis of the originated mortgage servicing rights at the date of the business combination, among other items.

The income tax benefit is as follows for the six and three months ended June 30, 2006:

Deferred income tax benefit:	Six Months ended June 30, 2006	Three Months ended June 30, 2006
Federal	$11,381,696	$6,540,687
State	1,268,246	728,819
Total deferred income tax benefit	$12,649,942	$7,269,506

The effective income tax benefit for the six and three months ended June 30, 2006, differs from the amount determined by applying the statutory Federal rate of 35% as follows:

	Six months ended June 30, 2006	Three months ended June 30, 2006
Benefit of the net loss at the Federal tax rate	$7,705,988	$3,032,702
Exclusion of REIT Taxable Income	3,687,258	3,512,536
Permanent tax differences	(12,837)	(5,057)
State tax benefit, net of Federal tax effect	1,269,533	729,325
Total deferred income tax benefit	$12,649,942	$7,269,506

The tax effected cumulative temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2006, are as follows:

Deferred tax assets:
Federal tax loss carry-forward	$21,081,343
State tax loss carry-forward	3,844,157
Mark-to-market adjustments	491,399
Total gross deferred tax assets	$25,416,899

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$28,862,706
Loan origination and other amounts	2,987,944
Intangible assets	953,293
Total gross deferred tax liabilities	$32,803,943

Net deferred tax liabilities	$7,387,044

As described in Note 6, the Company adopted SFAS No.156 as of January 1, 2006. As a result of this adoption, net deferred tax liabilities on that date were increased by approximately $1.67 million. Management believes that the deferred tax assets will more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of June 30, 2006, OFS had an estimated federal tax net operating loss carry-forward of approximately $64.5 million, which expires in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s taxable income and Opteum’s financial statement net income can be substantial and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently include restricted stock awards, depreciation of property and equipment and the accounting for debt issuance costs.

For the six months ended June 30, 2006, Opteum's taxable income was approximately $1.0 million greater than Opteum's financial statement net income. A significant portion of this amount is attributable to phantom stock awards. The future deduction of phantom stock compensation against taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through June 30, 2006, Opteum's taxable income is approximately $4.0 million greater than Opteum's financial statement net income as reported in its financial statements.

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

In financial statements previously filed for the period ended March 31, 2006, OFS did not reflect fluctuations in the market value of IRLCs or closed loans through current period earnings. Under the accounting previously employed by OFS, an estimate of the ultimate gain on sale, adjusted for the probability that the IRLC would become a closed loan, was ascribed to the basis of the loan. The probability of the loan closing was determined by an analysis of prior experience. Accordingly, the prior accounting treatment employed by OFS did not capture fluctuations in market value as prescribed by SFAS 133. Also, upon closing of a loan, OFS did not mark-to-market the value of the loan through earnings and adjust the basis in the loan. Under this treatment, the ultimate gain or loss recognized on the sale of the loan was unaffected, but the timing of temporary fluctuations in value of either the closed loan or the IRLC were not reflected in earnings in the period in which they occurred.

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

For the six and three month periods ended June 30, 2006, the amounts recorded to mark to market the value of IRLCs and mortgage loans held for sale at OFS were $3.3 million and ($0.8) million, respectively. These figures are inclusive of adjustments needed to reconcile amounts previously recorded under OFS’ pre-existing method of accounting for IRLCs and adjustments previously booked for the period ended March 31, 2006. Since OFS was not acquired until November 3, 2005 by OPX, there was no effect on the period ended June 30, 2005.

Subsequent to the completion of the originally-filed financial statements for the period being restated, the Company identified the adjustment to the IRLC mark to market, an adjustment to net interest income and additional minor adjustments that should have been recorded in this earlier period. When these adjustments were identified, other than the adjustment to the IRLC mark to market, management determined them to be immaterial, individually and in the aggregate, to the originally-filed financial statements. Because OFS’ IRLC accounting required restatement, the Company is also correcting these immaterial out-of-period adjustments by recording them in the proper periods. There were no adjustments for the six and three month periods ended June 30, 2005.

The nature of these other adjustments are as follows. The Company corrected computational errors made in the calculation of net interest income. The adjustment represents substantially all of the additional adjustment. The balance of the other adjustment is related to various expense items previously recorded in the period in which they were discovered.

In connection with the merger with OFS in November of 2005, the Company recorded a liability in the amount of $0.84 million related to compensation for past services to employees of OFS. The Company has subsequently determined that there was no such obligation and has reversed the liability, which was established in purchase accounting. The effect of the reversal of the liability, which is as a restatement adjustment, was to decrease goodwill and accrued expenses by $0.84 million.

Other than the items described in Note 2 to the accompanying consolidated financial statements, as well as adjustments to disclosures in other notes and, to be consistent with the restated financial statements, management’s discussion and analysis, this amended Form 10-Q has not been updated for events occurring after August 8, 2006, the date of the original filing of the Company’s 10-Q for the period ended June 30, 2006.

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

Retained Interest, Trading

Retained interest, trading is the subordinated interests retained by the Company from the Company’s various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes. (See Notes 1 and 5 in the accompanying consolidated financial statements.) Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings. In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). The Company elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class). (See Notes 1 and 6 in the accompanying consolidated financial statements.)

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

As of June 30, 2006, Opteum’s portfolio of MBS had a weighted average yield on assets of 4.73% and a net weighted average borrowing cost of 5.08%. Prepayments on the loans underlying Opteum’s MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, Opteum gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in Opteum’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration. The value of Opteum’s portfolio will change as interest rates rise or fall. See Effect on Fair Value below.

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

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At June 30, 2006	$3,396,909,813	$120,768,942	$3,517,678,755	103.555	$3,407,288,014	100.306
At March 31,2006	3,515,112,798	111,360,553	3,626,473,350	103.168	3,538,554,210	100.667
At December 31, 2005	3,457,891,363	112,635,825	3,570,527,188	103.257	3,494,029,359	101.045
At September 30, 2005	3,797,400,645	113,392,661	3,910,793,306	102.986	3,858,319,701	101.604
At June 30, 2005	3,784,668,467	114,672,670	3,899,341,137	103.030	3,876,205,996	102.419
At March 31, 2005	3,212,516,823	109,389,703	3,321,906,527	103.405	3,299,051,561	102.694
At December 31, 2004	2,876,319,085	97,753,097	2,974,072,182	103.399	2,973,232,897	103.369
At September 30, 2004	1,589,828,988	48,498,955	1,638,327,943	103.051	1,638,264,065	103.047
At June 30, 2004	1,479,500,209	38,033,673	1,517,533,882	102.571	1,508,421,270	101.955
At March 31, 2004	1,473,583,661	39,535,014	1,513,118,676	102.683	1,516,539,744	102.915

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

The following sensitivity analysis shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at June 30, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,319,096,678)
Change in fair value	$20,553,328	$(20,553,328)	$(41,106,656)
Change as a percent of fair value	0.89%	(0.89)%	(1.77)%
Fixed-Rate MBS
(Fair Value $653,659,358)
Change in fair value	$20,359,649	$(20,359,649)	$(40,719,298)
Change as a percent of fair value	3.11%	(3.11)%	(6.23)%
Hybrid Adjustable-Rate MBS
(Fair Value $391,045,826)
Change in fair value	$6,406,589	$(6,406,589)	$(12,813,177)
Change as a percent of fair value	1.64%	(1.64)%	(3.28)%
Balloon Maturity MBS
(Fair Value $43,486,152)
Change in fair value	$975,069	$(975,069)	$(1,950,138)
Change as a percent of fair value	2.24%	(2.24)%	(4.48)%
Cash
(Fair Value $71,416,035)
Portfolio Total
(Fair Value $3,407,288,014)
Change in fair value	$48,294,635	$(48,294,635)	$(96,589,270)
Change as a percent of fair value	1.42%	(1.42)%	(2.84)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,319,096,678)
Change in fair value	$15,619,147	$(25,562,463)	$(61,133,185)
Change as a percent of fair value	0.67%	(1.10)%	(2.64)%
Fixed-Rate MBS
(Fair Value $653,659,358)
Change in fair value	$16,589,306	$(22,907,220)	$(48,384,649)
Change as a percent of fair value	2.54%	(3.50)%	(7.40)%
Hybrid Adjustable-Rate MBS
(Fair Value $391,045,826)
Change in fair value	$5,098,245	$(7,519,098)	$(16,944,594)
Change as a percent of fair value	1.30%	(1.92)%	(4.33)%
Balloon Maturity MBS
(Fair Value $43,486,152)
Change in fair value	$953,549	$(975,682)	$(1,926,500)
Change as a percent of fair value	2.19%	(2.24)%	(4.43)%
Cash
(Fair Value $71,416,035)
Portfolio Total
(Fair Value $3,407,288,014)
Change in fair value	$38,260,247	$(56,964,462)	$(128,388,929)
Change as a percent of fair value	1.12%	(1.67)%	(3.77)%

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

Equity

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately $33.9 million from December 31, 2005, to June 30, 2006.  This is reflective of an overall decline in the fair value of Opteum’s portfolio as compared to the original aggregate purchase price of the investments.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically inside two years and these rates increased substantially over the period. Additionally, as longer term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

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

For the six months ended June 30, 2006, Opteum's taxable net income was approximately $1.0 million greater than Opteum's financial statement net income. Substantially all of this amount is attributable to the phantom stock awards. The future deduction of this temporary difference is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received an award) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through June 30, 2006, Opteum's taxable net income is approximately $4.0 million greater than Opteum's financial statement net income as reported in its financial statements.

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

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
June 30, 2006	$3,472,921,112	$57,027,180	6.568%	$3,360,421,038	$42,829,452	5.098%	$14,197,728	1.470%
March 31, 2006	3,516,291,784	42,344,654	4.817%	3,375,776,594	37,660,857	4.462%	4,683,796	0.354%
December 31, 2005	3,676,174,530	43,139,911	4.694%	3,533,486,002	35,912,966	4.065%	7,226,945	0.629%
September 30, 2005	3,867,262,849	43,574,308	4.507%	3,723,603,116	33,101,847	3.556%	10,472,461	0.951%
June 30, 2005	3,587,628,779	36,748,640	4.097%	3,449,743,973	26,703,422	3.096%	10,045,218	1.001%
March 31, 2005	3,136,142,229	31,069,934	3.963%	2,976,409,157	19,841,710	2.667%	11,228,224	1.296%
December 31, 2004	2,305,748,481	20,463,071	3.550%	2,159,890,886	10,824,164	2.005%	9,638,907	1.545%
September 30, 2004	1,573,342,668	11,017,346	2.801%	1,504,919,407	4,253,337	1.131%	6,764,009	1.670%
June 30, 2004	1,512,480,507	10,959,098	2.898%	1,452,004,000	4,344,012	1.197%	6,615,086	1.702%
March 31, 2004	871,140,453	7,194,033	3.303%	815,814,500	2,736,434	1.342%	4,457,599	1.962%

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

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Total Interest Income	Yield on Average Interest Earning Assets	Quarterly Retrospective Adjustment	Expressed as a Yield on Average Interest Earning Assets	Interest Income from Investment Securities Held, Cash and Other	Expressed as a Yield on Average Interest Earning Assets
At June 30, 2006	$ 57,027,180	6.568%	$ 13,394,633	1.543%	$ 43,632,547	5.025%
At March 31,2006	42,344,654	4.817%	1,917,388	0.218%	40,427,266	4.599%
At December 31, 2005	43,139,911	4.694%	3,248,812	0.353%	39,891,099	4.341%
At September 30, 2005	43,574,308	4.507%	4,347,892	0.450%	39,226,416	4.057%
At June 30, 2005	36,748,640	4.097%	2,413,146	0.269%	34,335,494	3.828%
At March 31, 2005	31,069,934	3.963%	1,012,711	0.129%	30,057,223	3.834%
At December 31, 2004	20,463,071	3.550%	1,250,031	0.217%	19,213,040	3.333%
At September 30, 2004	11,017,346	2.801%	-	0.000%	11,017,346	2.801%
At June 30, 2004	10,959,098	2.898%	-	0.000%	10,959,098	2.898%
At March 31, 2004	7,194,033	3.303%	-	0.000%	7,194,033	3.303%

The acquisition of OFS in the fourth quarter of 2005 substantially impacted revenues earned and expenses incurred making the comparison of Opteum’s results for the six and three months ended June 30, 2006 to the comparable prior periods difficult.

Consolidated net loss for the six and three months ended June 30, 2006, was ($9.4) million and ($1.4) million, respectively, compared to $19.1 million and $8.2 million of net income for the six and three months ended June 30, 2005. Consolidated net loss per diluted share of Class A Common Stock was ($0.39) and ($0.06) in the six and three months ended June 30, 2006, respectively, compared to $0.90 and $0.39 of per share income, respectively, for the comparable prior periods. For the six and three months ended June 30, 2006, Opteum had consolidated interest income of $135.9 million and $75.6 million, respectively, and consolidated interest expense of $116.7 million and $60.5 million, respectively.

The Company earned $19.2 million and $15.1 million of consolidated net interest income for the six and three months ended June 30, 2006, and $21.3 million and $10.3 million of net interest income for the six and three months ended June 30, 2005, respectively. These figures are not reflected as annualized net yields on invested assets as was previously reported since the figures represent blended net interest earnings on both the portfolio of MBS and the mortgage loans held for sale by OFS.

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

Gains on the sale of mortgage loans held for sale are reported net of changes in the fair value of retained interests in securitizations. Net of changes in fair value of retained interests in securitizations, OFS had (losses)/gains from sales of mortgages held for sale of ($2.0) million and $5.1 million for the six and three months ended June 30, 2006, respectively.

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

Losses on Mortgage Banking Activities
(in thousands)
	For the Six months Ending June 30, 2006	For the Six months Ending June 30, 2005	For the Three months Ending June 30, 2006	For the Three months Ending June 30, 2005
Fair Value adjustment of retained interests, trading	$(24,472)	N/A	(20,246)	N/A
Gain on Sales	49,567	N/A	28,738	N/A
Fees on brokered loans	3,135	N/A	1,586	N/A
Gain on derivatives	2,521	N/A	(881)	N/A
Direct loan origination expenses, deferred	689	N/A	(549)	N/A
Fees earned, brokering servicing	1,306	N/A	535	N/A
Write off purchased pipeline (Purchase Accounting Adjustment)	(534)	N/A	-	N/A
	$32,212	N/A	9,183	N/A

Direct loan origination expenses, reclassified	(30,204)	N/A	(14,252)	N/A
Net loss on sale of mortgage loans	$2,008	N/A	(5,069)	N/A
Change in market value of IRLCs	$(809)	N/A	2,935	N/A
Change in market value mortgage loans for held for sale	$(4,081)	N/A	(3,744)	N/A
Gain/(loss) on mortgage banking activities	(2,882)	N/A	(5,878)	N/A

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

For the six and three months ended June 30, 2006, comprehensive income (loss) was ($43.3) million including the net unrealized loss on the available-for-sale securities of ($33.9) million and ($23.9) million including the net unrealized loss on available-for sale securities of ($22.5) million, respectively. For the six and three months ended June 30, 2005, comprehensive income (loss) was ($2.8) million including the net unrealized loss on the available-for-sale securities of ($20.0) million and $7.8 million including the net unrealized loss on available-for-sale securities of ($0.5) million, respectively. The factors resulting in the unrealized loss on available-for-sale securities are described above.

Comprehensive (loss) income is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(9,367,167)	$19,126,238	$ (1,395,356)	$8,218,399

Realized gain on available-for-sale securities, net	-	(1,982,382)	-	-

Unrealized loss on available-for-sale securities, net	(33,896,342)	(19,993,799)	(22,471,988)	(454,738)

Comprehensive (loss) income	$(43,263,509)	$(2,849,943)	$ (23,867,344)	$7,763,661

Future Taxable Income Distributions

In future periods, Opteum’s REIT taxable income may grow to be even greater than consolidated GAAP net income as the interest on the $65.0 million loan Opteum made to OFS could generate annual taxable income of $7.2 million. This interest is not reported on the Company’s consolidated financial statements as it is eliminated in consolidation.

In order to maintain Opteum’s qualification as a REIT, Opteum is required (among other provisions) to distribute dividends to stockholders in an amount at least equal to, generally, 90% of its taxable income. Taxable income is a term that describes operating results following taxation rules and regulations governed by various provisions of the Internal Revenue Code. Taxable income is computed differently from net income as computed in accordance with GAAP ("GAAP net income"), which is included in the Company’s accompanying consolidated financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year is not a deduction for taxable income until a later year. As a REIT, Opteum may be subject to a federal excise tax. An excise tax is incurred if Opteum distributes less than 85% of its taxable income by the end of the calendar year. Opteum's most significant item currently being accounted for differently are restricted stock awards.

OFS is treated as a taxable REIT subsidiary or TRS of Opteum. OFS is subject to corporate income taxes and files separate federal and state income tax returns. OFS had interest rate lock commitments (“IRLCs”), along with other instruments that are hedges for both these IRLCs and mortgage loans held for sale, and both are considered derivatives. The changes to the fair value of these derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these derivatives exclusive of the IRLCs was a gain of approximately $2.5 million as of June 30, 2006. OFS can recognize a gain in the value of mortgages held for sale only when the loans are sold.

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

OPTEUM INC.

Date: December 19, 2006	By:	/s/ Robert E. Cauley Robert E. Cauley Vice Chairman, Senior Executive, Vice President, Chief Financial Officer and Chief Investment Officer

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006.
10.1	2003 Long-Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to the Company’s Form S-11/A, effective as of March 31, 2004, filed with the SEC on May 26, 2004
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