Form 10-Q
period 2006-09-30
Opteum Inc.
filed 2006-12-20
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-32171

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

EXPLANATORY NOTE

As disclosed in Form 12b-25 filed November 13, 2006, and Form 8-K/A filed November 21, 2006, Opteum Inc. (“Opteum”, “the Company”, “OPX”) is filling Form 10-Q for the period ended September 30, 2006 after the required filling deadline of November 9, 2006.

OPTEUM INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30,	December 31,
ASSETS	2006	2005

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$3,069,748,803	$3,493,490,046
Unpledged, at fair value	10,311,319	539,313

TOTAL MORTGAGE BACKED SECURITIES	3,080,060,122	3,494,029,359

Cash and cash equivalents	65,122,207	130,510,948
Restricted cash	830,000	2,310,000
Securities held for sale	1,041,513	2,782,548
Mortgage loans held for sale, net	875,290,345	894,237,630
Retained interests, trading	109,829,818	98,010,592
Mortgage servicing rights, net	101,250,557	86,081,594
Principal payments receivable	16,514,742	21,497,365
Accrued interest receivable	15,021,433	15,740,475
Other receivables, net	9,467,153	24,512,118
Property and equipment, net	16,584,553	16,067,170
Prepaid and other assets	18,233,018	19,321,766
TOTAL ASSETS	$4,309,245,461	$4,805,101,565
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,996,739,729	$3,337,598,362
Warehouse lines of credit and drafts payable	852,676,646	873,741,429
Other secured borrowings	104,039,052	104,886,339
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	20,075,738	30,232,719
Unsettled security purchases	-	58,278,701
Dividends payable	1,267,736	-
Compensation and related benefits payable	801,667	-
Deferred tax liability	4,324,397	18,360,679
Accounts payable, accrued expenses and other	20,480,890	26,417,996

TOTAL LIABILITIES	4,103,502,855	4,552,613,225

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; designated 1,800,000 Class A Redeemable and 2,000,000 Class B Redeemable; no shares issued and outstanding as of September 30, 2006, and 1,223,208 shares of Class A Redeemable and no shares as Class B Redeemable issued and outstanding at December 31, 2005	-	1,223
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 24,473,315 shares issued and outstanding as of September 30, 2006 and 24,129,042 shares issued and 23,567,242 shares outstanding as of December 31, 2005	24,474	24,129
Less Treasury Stock; 561,800 shares of Class A Common Stock, at cost, as of December 31, 2005	-	(5,236,354)
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2006 and December 31, 2005	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2006 and December 31, 2005	319	319
Additional paid-in capital	335,021,514	342,230,342
Accumulated other comprehensive loss	(98,030,783)	(76,494,378)
Accumulated deficit	(31,273,237)	(8,037,260)

TOTAL STOCKHOLDERS' EQUITY	205,742,606	252,488,340
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,309,245,461	$4,805,101,565
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

INTEREST INCOME:
Interest income, net of amortization of premium and discount	$204,251,214	$111,392,882	$68,381,064	$43,574,308
Interest expense	(183,808,775)	(80,053,678)	(67,101,711)	(33,508,546)

NET INTEREST INCOME	20,442,439	31,339,204	1,279,353	10,065,762
NON-INTEREST INCOME:
GAINS ON MORTGAGE BANKING ACTIVITIES	17,430,207	-	20,311,868	-
GAINS ON SALES OF MORTGAGE BACKED SECURITIES	-	1,993,457	-	11,075

SERVICING INCOME (LOSS):
Servicing fee income	18,895,459	-	6,221,185	-
Fair value adjustments to mortgage servicing rights	(24,135,886)	-	(13,305,807)	-
NET SERVICING (LOSS)	(5,240,427)	-	(7,084,622)	-

OTHER NON-INTEREST INCOME	5,141,989	-	1,864,610	-
TOTAL NON-INTEREST INCOME	17,331,769	1,993,457	15,091,856	11,075

TOTAL NET REVENUES	37,774,208	33,332,661	16,371,209	10,076,837

DIRECT REIT OPERATING EXPENSES	742,376	923,205	196,552	299,287
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	27,521,255	3,925,044	9,897,316	1,402,435
Directors’ fees and liability insurance	630,069	469,811	210,035	162,838
Audit, legal and other professional fees	4,229,703	570,594	1,614,806	209,994
Other interest	5,624,244	-	1,943,386	-
Valuation allowance	6,022,081	-	3,185,287	-
Occupancy and related	5,094,869	-	1,762,774	-
Advertising and marketing	3,845,655	-	1,409,454	-
Other administrative	15,399,407	442,498	5,469,941	127,026
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	68,367,283	5,407,947	25,492,999	1,902,293
TOTAL EXPENSES	69,109,659	6,331,152	25,689,551	2,201,580

(LOSS) INCOME BEFORE INCOME TAXES	(31,335,451)	27,001,509	(9,318,342)	7,875,257

INCOME TAX BENEFIT	15,712,589	-	3,062,647	-
NET (LOSS) INCOME	$(15,622,862)	$27,001,509	$(6,255,695)	$7,875,257
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - CONT’D
(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE OF:
CLASS A COMMON STOCK	$(0.64)	$1.27	$(0.25)	$0.37
CLASS B COMMON STOCK	$(0.63)	$1.27	$(0.25)	$0.37

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
CLASS A COMMON STOCK	23,931,190	20,864,842	24,376,375	20,900,703
CLASS B COMMON STOCK	319,388	319,388	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.41	$1.31	$0.05	$0.38
CLASS B COMMON STOCK	$0.41	$1.31	$0.05	$0.38
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2006

	Common Stock, Amounts at par value			Class A Redeemable Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$(8,037,260)	$ 252,488,340

Fair value adjustment upon adoption of SFAS No. 156 (see Note 5)	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A Common Stock for board compensation and equity plan, net	211	-	-	-	-	941,872	-		942,083
Conversion of Class A Redeemable Preferred Stock into Class A Common Stock	1,223	-	-	(1,223)	-	-	-	-	-
Treasury Stock purchases	-	-	-	-	(4,500,326)	-	-	-	(4,500,326)
Retirement of Treasury Stock	(1,089)	-	-	-	9,736,680	(9,735,591)	-	-	-
Cash dividends declared, March 2006	-	-	-	-	-	-	-	(2,645,853)	(2,645,853)
Cash dividends declared, June 2006	-	-	-	-	-	-	-	(6,321,444)	(6,321,444)
Cash dividends declared, September 2006	-	-	-	-	-	-	-	(1,267,736)	(1,267,736)
Phantom shares vested and amortization of equity plan compensation, net	-	-	-	-	-	1,713,275	-	-	1,713,275
Stock issuance costs, and other adjustments	-	-	-	-	-	(128,384)	-	-	(128,384)
Net loss	-	-	-	-	-	-	-	(15,622,862)	(15,622,862)
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(21,536,405)	-	(21,536,405)
Comprehensive loss	-	-	-	-	-	-	-	-	(37,159,267)

Balances, September 30, 2006	$24,474	$ 319	$ 319	$ -	$ -	$335,021,514	$(98,030,783)	$(31,273,237)	$ 205,742,606

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,622,862)	$27,001,509
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Gains) on mortgage banking activities	(17,430,207)	-
Amortization of premium and discount on mortgage backed securities	(8,939,798)	16,657,961
Increase in residual interest in asset backed securities	(11,819,226)	-
Decrease in securities held for sale	1,741,035	-
Increase in mortgage servicing rights, net	(10,870,738)	-
Deferred income tax benefit	(15,712,589)	-
(Gain) on sales of mortgage backed securities	-	(1,993,457)
Stock compensation	2,655,358	1,834,718
Depreciation and amortization	3,229,317	172,869
Changes in operating assets and liabilities:
Decrease in mortgage loans held for sale	36,377,492	-
Decrease in other receivables, net	15,044,965	-
(Increase)/decrease in accrued interest receivable	719,042	(5,318,794)
(Increase)/decrease in prepaids and other assets	617,765	(3,435,994)
(Decrease)/increase in accrued interest payable	(10,156,981)	12,123,551
(Decrease)/increase in accounts payable, accrued expenses and other	(5,882,913)	175,434
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(36,050,340)	47,217,794

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(706,141,131)	(2,307,378,255)
Sales	-	240,735,761
Principal repayments	1,054,217,682	1,024,037,076
Purchases of property equipment, and other	(3,275,717)	(624,319)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	344,800,834	(1,043,229,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	1,480,000	8,662,000
Proceeds from repurchase agreements	18,264,624,674	14,230,714,396
Principal payments on repurchase agreements	(18,605,483,307)	(13,272,503,711)
Net proceeds from trust preferred securities offering	-	50,101,571
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(21,164,599)	-
Stock issuance and other costs	(128,384)	(86,036)
Purchases of treasury stock	(4,500,326)	-
Cash dividends paid	(8,967,293)	(19,728,911)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(374,139,235)	997,159,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	(65,388,741)	1,147,366

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	128,942,436
CASH AND CASH EQUIVALENTS, End of the period	$65,122,207	$130,089,802

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	(Unaudited)
	Nine Months Ended September 30,
	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$199,590,000	$84,195,289

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$1,267,736	$8,064,084
See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2006

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

On September 29, 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. The transaction, in which OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum, closed on November 3, 2005 (see Note 2). As more fully described below, OFS acquires and originates mortgages that are either sold to third parties or securitized by Opteum Mortgage Acceptance Corporation (“OMAC”). OFS services the mortgages securitized by OMAC.

As used in this document, terms such as the parent company, the registrant, “Opteum” and discussions related to REIT qualifying activities or the general management of Opteum’s portfolio of MBS refers to “Opteum Inc.” Further, terms used in this document such as, OFS, the TRS or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OFS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Various changes in market conditions could, however, adversely affect the Company’s liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations or the reduction of fee income generated through mortgage originations at OFS. If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or originated mortgage loans held for sale by OFS at prices lower than the carrying value of such assets would reduce our income.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended September 30, 2006, are not necessarily indicative of results that can be expected for the year ended December 31, 2006. The operating results of the interim period ended September 30, 2005, do not include the results of OFS, as the merger closed in November 2005. Certain September 30, 2005 amounts were reclassified to conform to the 2006 presentation. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (as amended) for the year ended December 31, 2005.

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

Consolidation

The accompanying September 30, 2006, consolidated financial statements include the accounts of Opteum and its wholly-owned subsidiary, OFS, as well the wholly-owned and majority-owned subsidiaries of OFS. All inter-company accounts and transactions have been eliminated from the consolidated financial statements. The financial statements for September 30, 2005, do not include the results of OFS, as the merger was finalized in November 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of September 30, 2006 and December 31, 2005.

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties. Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

The valuation of the Company’s investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the Company’s financial statements at their estimated fair value as of September 30, 2006, and December 31, 2005. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company’s ability and intent to hold securities. As of September 30, 2006, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.

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

Retained Interest, Trading

The Company uses warehouse loan arrangements to finance the origination and purchase of pools of fixed and adjustable-rate residential mortgage loans (the “Mortgage Loans”). Subsequent to their origination or purchase, OFS either sells these Mortgage Loans to third-party institutional investors through bulk sale arrangements or through securitization transactions. The Company generally makes several representations and warranties regarding the performance of the Mortgage Loans in connection with each sale or securitization.

In a securitization, the Company accumulates the desired amount of Mortgage Loans and securitizes them in order to create marketable securities. First, pursuant to a Mortgage Loan Purchase Agreement (“MLPA”), the Company sells Mortgage Loans to OMAC, the Company’s wholly-owned special purpose entity created for the execution of these securitizations. Under this MLPA, the Company makes general representations and warranties for the Mortgage Loans sold by the Company to OMAC.

OMAC then deposits the Mortgage Loans purchased from the Company into a Real Estate Mortgage Investment Conduit (“REMIC”) trust where, pursuant to a Pooling and Servicing Agreement (“P&S Agreement”), the rights to the cash flows associated with such Mortgage Loans are sold to investors in the form of marketable debt securities. These securities, issued by the REMIC trust, are divided into different classes of certificates (the “Certificates”) with varying claims to payments received on the Mortgage Loans.

Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) are ultimately transferred to the Company as partial consideration for the Mortgage Loans sold to OMAC pursuant to the MLPA.

Finally, subsequent to a securitization transaction as described above, the Company typically executes an additional net interest margin (“NIM”) securitization, or “resecuritization” of the non-publicly offered Certificates, representing prepayment penalties and over-collateralization fundings (the “Underlying Certificates”). This NIM securitization is typically transacted as follows:

OMAC first deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust, pursuant to an indenture, then issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate (the “Owner Trust Certificate”) representing the residual interest in the NIM Trust. The NIM Notes are sold to third parties via private placement transactions. The net proceeds from the sale of the NIM Notes and the Owner Trust Certificate are then transferred from OMAC to the Company. The Owner Trust Certificates from the Company’s various securitizations represent the retained interest, trading on the consolidated balance sheet and are carried at fair value with changes in fair value reflected in earnings.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The Company elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class). Servicing assets and liabilities at December 31, 2005 were accounted for at the lower of amortized cost or market value. As a result of adopting SFAS 156, the Company recognized a $2.6 million after-tax ($4.3 million pre-tax) increase in retained earnings as of January 1, 2006, representing the cumulative effect adjustment of re-measuring all servicing assets and liabilities that existed at December 31, 2005, from a lower of amortized cost or market basis to a fair value basis.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment, office furniture, leasehold improvements, land and building, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from three years to thirty years depending on the type of asset. Property and equipment as of September 30, 2006, and December 31, 2005, is net of accumulated depreciation of $3.4 million and $0.6 million, respectively. Depreciation expense for the nine and three months ended September 30, 2006, was $2.8 million and $0.9 million, respectively, and was $55,255 and $19,101 for the nine and three months ended September 30, 2005, respectively.

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

Derivative Assets and Derivative Liabilities

The Company’s mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company classifies and accounts for the IRLCs as derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. Changes in fair value of IRLCs are determined based on changes in value of similar loans observed over the period in question. The Company uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as derivatives.

The Company’s risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, the Company’s mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings. The Company also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

IRLCs and derivative assets or liabilities arising from the Company’s derivative activities are reported net and included in “Mortgage loans held for sale, net” in the accompanying consolidated financial statements. Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of September 30, 2006, and December 31, 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company’s repurchase agreements generally, but not always, range from one month to twelve months; however, the Company is not precluded from entering into repurchase agreements with shorter or longer maturities. Repurchase agreement transactions are reflected in the financial statements at their cost, which approximates their fair value because of the short-term nature of these instruments. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a counterparty files for bankruptcy, the Company could experience difficulty recovering its pledged assets and may have an unsecured claim against the counterparty's assets for the difference between the amount received by the Company and the estimated fair value of the collateral pledged to such counterparty.

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

Gain on Sale of Loans

Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $45.1 million and $14.9 million, respectively, were capitalized as direct loan origination costs during the nine and three months ended September 30, 2006. Loan fees related to the origination and funding of mortgage loans held for sale were $5.1 million and $2.0 million during the nine and three months ended September 30, 2006. The net gain on sale of loans for the nine and three months ended September 30, 2006, was $18.7 million and $20.7 million, respectively. The net gain on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gains on mortgage banking activities” on the consolidated statement of operations.

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

Comprehensive (loss)/income is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(15,622,862)	$27,001,509	$(6,255,695)	$7,875,257

Less realized gain on available-for-sale securities, net	-	(1,993,457)	-	(11,075)

Plus unrealized gain/(loss) on available-for-sale securities, net	(21,536,405)	(49,321,271)	12,359,938	(29,327,409)

Comprehensive (loss) income	$(37,159,267)	$(24,313,219)	$ 6,104,243	$(21,463,227)

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

Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in the declared dividends to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Outstanding shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, shares of the Class B Common Stock are included in the computation of basic EPS using the two-class method and, consequently, are presented separately from Class A Common Stock.

The shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. The outstanding shares of Class C Common Stock, totaling 319,388 shares, are not included in the computation of diluted EPS for the Class A Common Stock as the conditions for conversion into shares of Class A Common Stock were not met.

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, Opteum’s TRS, OFS, is a taxpaying entity for income tax purposes and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its REIT taxable income to the extent that Opteum distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 (i) permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (iii) contains other provisions that are not germane to the Company. SFAS is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. In late September 2006, the FASB proposed a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial asset, and for which the investor does not control the right to accelerate the settlement. The FASB has opted to hold the proposed guidance open for a 30 day comment period and re-deliberate the issue in December 2006 upon the expiration of the comment period. The FASB should issue their final guidance in early 2007. The MBS securities owned in the REIT portfolio currently would fall under this scope exception. However, in the future, the Company may own securities that may not fall under the exception or the FASB may repeal the exception, in which case Company would be subject to the provisions of SFAS 155. Should securities owned by the Company fall under the provisions of SFAS 155 in the future, the Company’s results of operations may exhibit volatility as certain of its future investments may be marked to market through the income statement. Currently changes in the value of the Company’s MBS securities are recognized through other comprehensive income, a component of stockholder’s equity.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on the financial statements.

In September 2006, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (SAB 108) was issued.  SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB 108 is effective for fiscal years ending after November 15, 2006, and does not change the SEC staff's previous positions in SAB 99 regarding qualitative considerations in assessing the materiality of misstatements.  SAB 108 is not expected to have a material impact on the Company.

NOTE 2. ACQUISITION OF OPTEUM FINANCIAL SERVICES, LLC

On November 3, 2005, Opteum acquired 100% of the equity interests of OFS through a merger with a wholly-owned subsidiary of Opteum. OFS is a mortgage lender that originates loans nationwide. The results of operations of OFS have been included in the Company’s consolidated financial statements since November 3, 2005. During the nine months ended September 30, 2006, the Company has increased the aggregate purchase price by $1.1 million for additional legal and accounting fees incurred directly related to the merger and it has made insignificant modifications to the allocation of the purchase price to the net assets acquired, based on final valuations and completion of analysis. See Note 2 to the financial statements included in the Company’s Form 10-K for 2005 for a complete description.

NOTE 3. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will either securitize or sell as whole loans its mortgage assets. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies in an effort to maximize profits. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. As of September 30, 2006, OFS serviced approximately $9.1 billion of mortgage loans sold into the secondary market. All of OFS’ loans held for sale are pledged as collateral under the various financing arrangements described in Note 8. Mortgage loans held for sale consist of the following as of September 30, 2006:

Mortgage loans held for sale	$861,830,222
Deferred loan origination costs—and other	14,130,041
Valuation allowance	(669,918)

$875,290,345

Included in mortgage loans held for sale above are IRLCs and various derivative assets or liabilities arising from OFS’ economic hedging activities of IRLCs and mortgage loans held for sale. Such assets or liabilities are reported net in the accompanying consolidated financial statements.  Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

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

Default frequency may be expressed by OFS in accordance with any of three standard market conventions: Constant Default Rate (“CDR”), Percentage of a Standard Default Assumption (“SDA”) curve or a vector or curve established to meet forecasted performance for specific collateral pools.

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

The following table summarizes OFS’ retained interests as of September 30, 2006, and December 31, 2005:

Series	Issue Date	September 30, 2006	December 31, 2005
HMAC 2004-1	March 4, 2004	$3,059,271	$5,096,056
HMAC 2004-2	May 10, 2004	2,285,837	3,240,431
HMAC 2004-3	June 30, 2004	505,261	1,055,651
HMAC 2004-4	August 16, 2004	1,981,778	3,749,261
HMAC 2004-5	September 28, 2004	5,739,610	6,177,669
HMAC 2004-6	November 17, 2004	12,935,106	14,321,046
OMAC 2005-1	January 31, 2005	14,869,734	14,720,910
OMAC 2005-2	April 5, 2005	14,128,414	11,301,619
OMAC 2005-3	June 17, 2005	15,946,275	14,656,477
OMAC 2005-4	August 25, 2005	11,639,366	12,551,775
OMAC 2005-5	November 23, 2005	9,087,506	11,139,697
OMAC 2006-1	March 23, 2006	12,741,216	-
OMAC 2006-2	June 26, 2006	4,910,444	-

Total		$109,829,818	$98,010,592

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2005 and 2006 were as follows:

	September 30, 2006	December 31, 2005
Prepayment speeds (CPR)	36.26%	28.65%
Weighted-average-life	4.18	2.83
Expected credit losses	0.74%	1.07%
Discount rates	16.81%	14.90%
Interest rates	Forward LIBOR Yield curve	Forward LIBOR Yield curve

As of September 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

	September 30, 2006	December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$109,829,818	$98,010,592
Weighted average life (in years)	4.39	2.62
Prepayment assumption (annual rate)	36.59%	32.53%
Impact on fair value of 10% adverse change	$(9,326,848)	$(7,817,000)
Impact on fair value of 20% adverse change	$(17,051,186)	$(16,089,000)
Expected Credit losses (annual rate)	0.58%	0.61%
Impact on fair value of 10% adverse change	$(3,236,459)	$(3,247,000)
Impact on fair value of 20% adverse change	$(6,475,707)	$(6,419,000)
Residual Cash-Flow Discount Rate	15.72%	13.96%
Impact on fair value of 10% adverse change	$(4,962,825)	$(3,804,000)
Impact on fair value of 20% adverse change	$(9,514,122)	$(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(22,203,185)	$(21,265,000)
Impact on fair value of 20% adverse change	$(44,846,814)	$(34,365,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the September 30, 2006 forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed.

Static pool loss percentages are calculated by dividing projected future credit losses (at the time of securitization) and actual losses incurred as of the date indicated by the original balance of each pool of assets. The following static pool loss percentages are calculated based upon all OFS securitizations that have been completed to date:

Series	Issue Date	Original Unpaid Principal Balance	Projected Aggregate Static Pool Loss Percentage	Static Pool Loss Percentage Through September 30, 2006	Static Pool Loss Percentage Through December 31, 2005
HMAC 2004-1	March 4, 2004	$ 309,710,005	0.17%	0.10%	0.01%
HMAC 2004-2	May 10, 2004	$ 388,737,548	0.16%	0.26%	0.12%
HMAC 2004-3	June 30, 2004	$ 417,055,285	0.19%	0.11%	0.06%
HMAC 2004-4	August 16, 2004	$ 410,122,752	0.29%	0.03%	0.01%
HMAC 2004-5	September 28, 2004	$ 413,874,856	0.41%	0.01%	0.00%
HMAC 2004-6	November 17, 2004	$ 761,026,691	0.54%	0.10%	0.01%
OMAC 2005-1	January 31, 2005	$ 802,625,137	0.56%	0.03%	0.01%
OMAC 2005-2	April 5, 2005	$ 883,987,488	0.50%	0.01%	0.00%
OMAC 2005-3	June 17, 2005	$ 937,116,704	0.40%	0.00%	0.00%
OMAC 2005-4	August 25, 2005	$ 1,321,738,691	0.70%	0.00%	0.00%
OMAC 2005-5	November 23, 2005	$ 986,276,688	0.76%	0.00%	0.00%
OMAC 2006-1	March 23, 2006	$ 934,441,049	0.73%	0.00%	-
OMAC 2006-2	June 26, 2006	$ 491,571,939	0.86%	0.00%	-

Total		$ 9,058,284,833

The table below summarizes certain cash flows received from and paid to securitization trusts:

	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2006
Proceeds from securitizations	$1,436,837,754	$-
Servicing fees received	13,719,852	4,467,391
Servicing advances net of repayments	546,535	251,762
Cash flows received on retained interests	3,642,263	1,633,486

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of September 30, 2006, and December 31, 2005:

As of Date	Total Principal Amount of Loans	Principal Amount of Loans Greater than 60 Days Past Due	Net Credit Losses
September 30, 2006	$6,323,871,720	$130,467,478	$3,073,949
December 31, 2005	$6,363,279,281	$57,871,123	$912,990

NOTE 5. MORTGAGE SERVICING RIGHTS, NET

As permitted by the effective date provisions of SFAS No. 156, the Company has early adopted SFAS No. 156 as of January 1, 2006 with respect to the valuation of its MSRs. (See Note 1 - Mortgage Servicing Rights.) Activities for MSRs are summarized as follows as of September 30, 2006:

		For the Nine Months Ended September 30, 2006
Balance at beginning of period (at cost)		$86,081,594

Adjustment to fair value upon adoption of SFAS 156 at January 1, 2006		4,298,225

Additions		34,959,864
Changes in fair value:
Changes in fair value	(22,944,393)
Change in fair value due to change in valuation assumptions	(1,144,733)	(24,089,126)

Balance at end of period		$101,250,557

The Company elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. As a result of the early adoption of SFAS 156, the carrying value of the MSRs has been increased by approximately $4.3 million (pre-tax) as of January 1, 2006. As required by the provisions of SFAS 156, the net of tax effect, was recorded as a cumulative effect adjustment to retained earnings of OFS as of January 1, 2006. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

The fair value of MSRs is determined using discounted cash flow techniques. During the third quarter of 2006, OFS increased the MSR value in the aggregate by $4.6 million primarily as a result of additions to the servicing portfolio and changes in market conditions. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information.

As of September 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows: (Note - base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

	As of September 30, 2006	As of December 31, 2005
Prepayment assumption (annual rate) (PSA)	328.7	254.0
Impact on fair value of 10% adverse change	$(3,739,212)	$(3,615,000)
Impact on fair value of 20% adverse change	$(7,121,265)	$(6,936,000)
MSR Cash-Flow Discount Rate	14.72%	10.74%
Impact on fair value of 10% adverse change	$(3,760,697)	$(4,856,000)
Impact on fair value of 20% adverse change	$(7,213,037)	$(9,280,000)

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

NOTE 6. MORTGAGE BACKED SECURITIES

As of September 30, 2006, and December 31, 2005, all of Opteum's MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of Opteum's MBS portfolio as of September 30, 2006, and December 31, 2005:

	September 30, 2006	December 31, 2005
Adjustable Rate Mortgages	$2,139,858,096	$2,006,767,437
Fixed Rate and Balloon Mortgages	658,439,517	733,366,217
Hybrid Arms	281,762,509	753,895,705

Totals	$3,080,060,122	$3,494,029,359

The following table presents the components of the carrying value of Opteum's MBS portfolio as of September 30, 2006, and December 31, 2005:

	September 30, 2006	December 31, 2005
Principal balance	$3,055,791,372	$3,457,887,912
Unamortized premium	123,256,303	115,133,248
Unaccreted discount	(956,749)	(2,497,423)
Gross unrealized gains	1,566,588	265,615
Gross unrealized losses	(99,597,392)	(76,759,993)

Carrying value/estimated fair value	$3,080,060,122	$3,494,029,359

The following table presents, for Opteum's MBS with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category as of September 30, 2006:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms	$351,756,737	$(2,944,079)	$516,863,254	$(16,869,058)	$868,619,991	$(19,813,137)
Adjustable Rate Mortgages	417,107,900	(13,547,507)	848,829,815	(35,714,631)	1,265,937,715	(49,262,138)
Fixed Rate and Balloon Mortgages	65,163,576	(793,214)	586,841,616	(29,728,903)	652,005,192	(30,522,117)
	$834,028,213	$(17,284,800)	$1,952,534,685	$(82,312,592)	$2,786,562,898	$(99,597,392)

The following table presents, for Opteum's MBS with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category as of December 31, 2005:

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$563,661,156	$(8,409,428)	$141,675,752	$(4,510,901)	$705,336,908	$(12,920,329)
Adjustable Rate Mortgages	1,648,085,054	(27,917,630)	270,945,493	(8,944,837)	1,919,030,547	(36,862,467)
Fixed Rate Mortgages	425,260,838	(10,762,306)	346,435,009	(16,214,890)	771,695,847	(26,977,197)
	$2,637,007,048	$(47,089,364)	$759,056,254	$(29,670,628)	$3,396,063,302	$(76,759,993)

As of September 30, 2006, all of Opteum's MBS had contractual maturities greater than 27 months. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal.

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

NOTE 7. EARNINGS PER SHARE

Effective November 3, 2005, the Company issued 1,223,208 shares of Class A Redeemable Preferred Stock in connection with the acquisition of OFS. After January 1, 2006, and prior to March 31, 2006, holders of Class A Redeemable Preferred Stock were entitled to receive dividends according to the formula described in the Company’s amended Articles of Incorporation. For the Company’s first quarter 2006 dividend, declared on March 10, 2006, the shares of Class A Redeemable Preferred Stock, although considered to be participating securities, did not receive a dividend pursuant to the formula. Following the provisions of EITF 03-6, for the nine month period ended September 30, 2006, the Class A Redeemable Preferred Stock, a participating security prior to conversion on April 28, 2006, was excluded in the computation of basic EPS using the two-class method. EITF 03-6 discusses the allocation of losses to nonconvertible and convertible participating securities when using the two-class method. Losses are only allocated to a participating security if this security has a contractual obligation to share in the loss. There was no such obligation for the Class A Redeemable Preferred Stock. Therefore, for the nine months ended September 30, 2006, the shares of Class A Redeemable Preferred Stock were not allocated any of the loss in the computation of basic EPS, even though it is a participating security.

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

As a result of the conversion of the Class A Redeemable Preferred Stock, the EPS presentation for these securities is no longer presented, beginning with the period ended June 30, 2006.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2006 (see Note 14). These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the nine and three months ended September 30, 2006, basic EPS computation for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the period ended September 30, 2006, 76,375 restricted shares and 562,018 phantom shares as of September 30, 2006, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted EPS of Class A Common Stock:
Numerator: net (loss) income allocated to the shares of Class A Common Stock	$(15,420,981)	$26,595,023	$ (6,174,858)	$7,756,746
Denominator: basic and diluted:
Shares of Class A Common Stock outstanding at the balance sheet date	24,473,315	20,397,210	24,473,315	20,397,210
Less: restricted incentive plan shares	(76,375)	-	(76,375)	-
Plus: dividend eligible incentive plan shares issued as of the balance sheet date	-	504,675	-	504,675
Effect of weighting	(465,750)	(37,043)	(20,565)	(1,182)
Weighted average shares-basic and diluted	23,931,190	20,864,842	24,376,375	20,900,703
Basic and diluted EPS of Class A Common Stock	$(0.64)	$1.27	$ (0.25)	$0.37

Basic and diluted EPS of Class B Common Stock:
Numerator: net (loss) income allocated to Class B Common Stock	$(201,881)	$406,486	$ (80,837)	$118,525
Denominator: basic and diluted:
Shares of Class B Common Stock outstanding at the balance sheet date	319,388	319,388	319,388	319,388
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319,388	319,388	319,388	319,388
Basic and diluted EPS of Class B Common Stock	$(0.63)	$1.27	$ (0.25)	$0.37

NOTE 8. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to quarter end, but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loan sale agreements accounted for as financing consisted of the following as of September 30, 2006:

Outstanding Principal Balance as of September 30, 2006
Warehouse and aggregate lines of credit:
A committed warehouse line of credit for $100.0 million between OFS and Residential Funding Corporation ("RFC"). The agreement expired on November 30, 2006. The agreement provided for interest rates based upon one month LIBOR plus a margin between 1.00% and 2.50% depending on the product that was originated or acquired. This facility was initially extended through December 31, 2006 and subsequently cancelled on December 15, 2006 when RFC became a member of the syndicated JP Morgan Chase facility.	$10,987,762

A syndicated committed warehouse line of credit for $850.0 million between OFS and JP Morgan Chase (“JPM”). The agreement expires on May 30, 2007 and is expected to be renewed prior to its expiration. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.60% to 1.50% depending on the product originated or acquired.	574,601,222

An aggregation facility for $1.0 billion between OFS and Citigroup Global Markets Realty Inc. (“Citigroup”) to aggregate loans pending securitization. The agreement expires on February 28, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.50%.	9,598,669

A $750.0 million purchase and security agreement between OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”). The facility is due upon demand and can be cancelled by either party upon notification to the counter-party. OFS incurs a charge for the facility based on one month LIBOR plus 1.00%. The facility is secured by loans held for sale and cash generated from sales to investors.	74,036,701

Drafts payable	7,667,000

Loan sale agreements accounted for as financings:
An uncommitted $700.0 million purchase agreement between OFS and Colonial Bank. The facility is due upon demand and can be cancelled by either party upon notification to the counter party. OFS incurs a charge for the facility based on one month LIBOR plus 0.50% for the first $300.0 million purchased and one month LIBOR plus 0.75% for the amount used above and beyond $300.0 million. The facility is secured by loans held for sale and cash generated from sales to investors.	175,785,292

Total	$852,676,646

In addition to the RFC, JPM, Citigroup, UBS Warburg and Colonial Bank facilities, OFS has purchase and sale agreements with Fannie Mae and Greenwich Capital Markets, Inc. These additional agreements allow OFS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. There was $9.7 million sold and being held under these agreements at September 30, 2006. These agreements are not committed facilities and may be terminated at the discretion of either party. RFC replaced Citigroup in the syndicated JP Morgan Chase facility.

The facilities are secured by mortgage loans and other assets of OFS. The facilities contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency. As of September 30, 2006 and October 31, 2006, OFS was not in compliance with respect to two covenants with one lender. The covenants pertained to net income and tangible net worth as of September 30, 2006. OFS has obtained waivers from the covenant violations. At October 31, 2006, OFS was not in compliance with respect to one covenant with a second lender.  The covenant violation at October 31, 2006 with the second lender pertained to tangible net worth.  OFS has obtained a waiver from the second lender with respect to the covenant violation as of October 31, 2006. Also at September 30, 2006, the Company, as guarantor of OFS, was in violation of one covenant with the second lender that pertained to cash flow coverage. The Company has obtained a waiver from the second lender with respect to the covenant violation as of September 30, 2006. All waivers obtained were granted with the mutual understanding that such violations will exist as of November 30, 2006. No additional covenant violations are anticipated at November 30, 2006.

NOTE 9. OTHER SECURED BORROWINGS

Other secured borrowings consisted of the following as of September 30, 2006:

Outstanding Principal Balance as of September 30, 2006

A committed line of credit for $150.0 million between OFS and JPM that allows for a sublimit for MSRs. The agreement expires May 30, 2007 and is expected to be renewed prior to its expiration. The agreement provides for an interest rate based on LIBOR plus 1.50% to 1.85% depending on collateral type.	$69,282,544

Citigroup Global Realty Inc., working capital line of credit secured by the retained interests in securitizations through OMAC 2006-2. The facility expires on December 31, 2006. The agreement provides for an interest rate based on LIBOR plus 2.00%.	34,756,508

$104,039,052

NOTE 10. REPURCHASE AGREEMENTS

Opteum has entered into repurchase agreements to finance the acquisition of most of its MBS. The repurchase agreements are effectively short-term borrowings that bear interest at rates that have historically moved in close relationship to LIBOR. As of September 30, 2006, Opteum had $3.0 billion of repurchase agreement borrowings with a net weighted average borrowing rate of 5.29% that were collateralized by MBS with a fair value as of September 30, 2006, of $3.1 billion. As of December 31, 2005, Opteum had $3.3 billion of repurchase agreement borrowings with a net weighted average borrowing rate of 4.15% that were collateralized by MBS with a fair value as of December 31, 2005, of $3.5 billion and restricted cash of $2.3 million.

As of September 30, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$863,729,471	$1,425,413,664	$762,975,372	$3,052,118,507
Fair market value of securities sold, including accrued interest receivable	$—	$837,257,623	$1,386,056,997	$736,756,041	$2,960,070,661
Repurchase agreement liabilities associated with these securities	$—	$898,377,240	$1,374,639,489	$723,723,000	$2,996,739,729
Net weighted average borrowing rate	—	5.21%	5.33%	5.31%	5.29%

As of December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106,459	$813,436,832	$1,533,016,956	$3,252,560,247
Fair market value of securities sold, including accrued interest receivable	$—	$893,159,892	$791,259,152	$1,498,980,224	$3,183,399,268
Repurchase agreement liabilities associated with these securities	$—	$914,262,355	$857,995,007	$1,565,341,000	$3,337,598,362
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

Opteum has entered into contracts and paid commitment fees to three counterparties providing for an aggregate of $1.65 billion in committed repurchase facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum is utilizing $0.5 billion under these repurchase lines.

As of September 30, 2006, Opteum's repurchase agreements had the following counterparties, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$1,023,632	10,723	132	34.16%
JP Morgan Securities	604,198	15,540	51	20.16
Washington Mutual	471,194	16,021	82	15.72
Countrywide Securities Corp	283,030	9,975	98	9.44
Goldman Sachs	163,987	4,474	15	5.47
Nomura Securities International, Inc.	102,180	2,507	171	3.41
Lehman Brothers	90,251	2,595	27	3.01
BNP Paribas Securities Corp	62,966	2,183	8	2.10
Merrill Lynch	59,495	1,312	52	1.99
HSBC Securities (USA) Inc.	58,302	2,116	11	1.95
Bank of America	36,178	1,462	4	1.21
UBS Investment Bank, LLC	24,405	639	17	0.82
RBS Greenwich Capital	16,922	51	61	0.56
Total	$2,996,740	69,598		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2005, Opteum's repurchase agreements had the following counterparties, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$894,748	12,018	135	26.81%
Nomura Securities International, Inc.	623,631	27,010	122	18.69
Cantor Fitzgerald	467,638	15,958	70	14.01
Washington Mutual	375,345	11,630	7	11.25
Goldman Sachs	207,525	7,438	44	6.22
Bear Stearns & Co. Inc.	167,610	6,096	157	5.02
UBS Investment Bank, LLC	158,781	5,059	93	4.76
Merrill Lynch	128,119	(7,949)	96	3.84
JP Morgan Securities	115,807	1,652	151	3.47
Morgan Stanley	73,505	1,767	26	2.20
Lehman Brothers	62,643	2,399	87	1.88
Countrywide Securities Corp	22,930	1,238	86	0.69
Daiwa Securities America Inc.	19,732	39	188	0.58
Bank of America Securities, LLC	19,584	815	27	0.58
Total	$3,337,598	85,170		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 11. TRUST PREFERRED SECURITIES

On May 17, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust I (“BCTI”), a Delaware statutory business trust sponsored by Opteum. BCTI used the proceeds of the private offering, together with Opteum’s investment of $1.6 million in BCTI common equity securities, to purchase $51.6 million aggregate principal amount of Opteum’s BCTI Junior Subordinated Notes with terms that parallel the terms of the BCTI trust preferred securities.

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

On October 5, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust II (“BCTII”), a Delaware statutory business trust sponsored by Opteum. BCTII used the proceeds of the private offering, together with Opteum’s investment of $1.5 million in BCTII common equity securities, to purchase $51.5 million aggregate principal amount of Opteum’s BCTII Junior Subordinated Notes with terms that parallel the terms of the BCTII trust preferred securities.

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

Each trust is a variable interest entity pursuant to FIN No. 46 because the holders of the equity investment at risk do not have adequate decision making ability over the trust’s activities. Since Opteum’s investment in each trust’s common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Opteum, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46. Since Opteum’s common share investments in BCTI and BCTII are not a variable interest, Opteum is not the primary beneficiary of the trusts. Therefore, Opteum has not consolidated the financial statements of BCTI and BCTII into its financial statements.  Based on the aforementioned accounting guidance, the accompanying consolidated financial statements present Opteum’s BCTI and BCTII Junior Subordinated Notes issued to the trusts as liabilities and Opteum’s investments in the common equity securities of BCTI and BCTII as assets. For financial statement purposes, Opteum records payments of interest on the Junior Subordinated Notes issued to BCTI and BCTII as interest expense.

NOTE 12. CAPITAL STOCK

Changes in Class A Common Stock

During the nine and three months ended September 30, 2006, the Company issued a total of 31,380 and 9,385 shares of Class A Common Stock, respectively, to four of its independent directors for the payment of director fees for services rendered.

During the nine and the three months ended September 30, 2006, the Company issued 102,409 and 33,441 shares of its Class A Common Stock, respectively, to Opteum employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 14).

On April 28, 2006, the Company issued a total of 1,223,208 shares of Class A Common Stock in conjunction with the conversion of the Class A Redeemable Preferred Stock (see Note 7).

On July 17, 2006, the Company granted 79,725 restricted shares of its Class A Common Stock to certain key employees of the Company’s subsidiary pursuant to the terms of the Opteum Inc. 2003 Long Term Incentive Compensation Plan. The shares were subject to forfeiture prior to the November 3, 2006, vesting date.  During the three months ended September 30, 2006, 3,350 shares were forfeited. For the period from October 1, 2006 through November 2, 2006, an additional 1,300 shares were forfeited.

During the nine months ended September 30, 2006, the Company retired 1.1 million shares of Class A Common Stock.

Dividends

On September 7, 2006, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of September 22, 2006. Dividends were payable on 24,396,940 shares of Class A Common Stock, 562,018 phantom shares and 76,375 restricted shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $1,267,736 was paid on October 13, 2006.

On May 31, 2006, the Company's Board of Directors declared a $0.25 per share cash dividend to the holders of its dividend eligible securities on the record date of June 21, 2006. Dividends were payable on 24,354,114 shares of Class A Common Stock, 612,268 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The shares of Class A Common Stock include the shares of Class A Redeemable Preferred Stock that were converted on April 28, 2006. The distribution totaling $6,321,444 was paid on July 7, 2006.

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

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

In January 2006, the independent directors received a total of 10,115 shares of Class A Common Stock, valued at $98,116, and a total of $38,125 cash as compensation for their activities as directors.

In April 2006, the independent directors received a total of 11,880 shares of Class A Common Stock, valued at $98,129, and a total of $38,125 cash as compensation for their activities as directors.

In July 2006, the independent directors received a total of 9,385 shares of Class A Common Stock, valued at $81,274, and a total of $55,000 cash as compensation for their activities as directors.

In January 2005, the independent directors received a total of 5,968 shares of Class A Common Stock, valued at $92,027, as compensation for their activities as directors.

In April 2005, the independent directors received a total of 6,164 shares of Class A Common Stock, valued at $84,015, as compensation for their activities as directors.

In July 2005, the independent directors received a total of 5,967 shares of Class A Common Stock, valued at $84,015, as compensation for their activities as directors.

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

Phantom Shares

During the nine months ended September 30, 2006, Opteum granted 215,389 phantom shares to employees with an aggregate fair value of $2.0 million. No phantom shares were granted during the three months ended September 30, 2006. Each phantom share represents a right to receive a share of Opteum’s Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all phantom share awards since the 2003 Plan’s inception is $9.8 million. The phantom awards do not have an exercise price. The grant date fair value is being amortized as compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the award agreements for periods through June 1, 2009.

As of September 30, 2006, a total of 733,850 phantom stock awards have been granted since the inception of the 2003 Plan, however, 2,090 shares were forfeited during 2005. The future compensation charge that was eliminated by the forfeiture totaled $31,852. Of the remaining phantom shares, 331,864 phantom shares have fully vested and 399,896 phantom shares remain unvested.  No phantom share awards have expired. Of the vested phantom shares, a total of 153,657 shares of Class A Common Stock were distributed (issued to grantees or surrendered to pay income taxes) during the nine months ended September 30, 2006. A total of 168,742 shares of Class A Common Stock have been distributed since inception. As of September 30, 2006, 563,018 phantom shares remain outstanding.  Total compensation expense recognized for the nine and three months ended September 30, 2006, was $2.2 million and $0.7 million, respectively, and for the nine and three months ended September 30, 2005, was $1.6 million and $0.6 million, respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

Restricted Shares

On July 17, 2006, the Company granted 79,725 restricted shares of its Class A Common Stock to certain key employees of the Company’s subsidiary pursuant to the terms of the 2003 Plan. Such share grants were initially recorded by OFS prior to the merger with the Company. However, during the three month period ended June 30, 2006, these awards were cancelled when the Company and the subject employees agreed to forego the award in contemplation of a new grant under the Company’s 2003 Plan. The restricted shares are valued at the fair value of Opteum's Class A Common Stock at the date of grant, which totaled $693,608 for the July 2006 awards, and this amount is being amortized to compensation over the vesting period of the award, net of any forfeitures. The restricted shares do not have an exercise price. Dividends paid on the restricted shares are charged to retained earnings when declared. The shares are subject to forfeiture prior to the November 3, 2006, vesting date.  During the three months ended September 30, 2006, 3,350 shares were forfeited. For the period from October 1, 2006 through November 2, 2006, an additional 1,300 shares were forfeited.

NOTE 15.  SAVINGS INCENTIVE PLANS

Opteum’s employees have the option to participate in the Opteum Inc. 401(K) Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions and at Opteum’s sole discretion, Opteum can match the employees’ contributions. For the nine and three months ended September 30, 2006, Opteum made 401(k) matching contributions of $51,347 and $13,570, respectively and for the nine and three months ended September 30, 2005, Opteum made 401(k) matching contributions of $31,915 and $13,368, respectively.

OFS’ employees have the option to participate in The Company Savings and Incentive Plan (the “OFS Plan”). Under the terms of the OFS Plan, eligible employees can make tax-deferred 401(k) contributions and at OFS’ sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the OFS Plan. For the nine and three months ended September 30, 2006, OFS made 401(k) matching contributions of $649,865 and $190,631, respectively.

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

Changes in this liability for the nine months ended September 30, 2006:

Balance—Beginning of period	$2,037,980
Provision	3,802,448
Charge-Offs	(2,455,693)

Balance—End of period	$3,384,735

Loan Funding and Delivery Commitments. As of September 30, 2006, OFS had commitments to fund loans approximating $331.8 million. OFS hedges the interest rate risk of such commitments primarily with mandatory delivery commitments. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs.

Net Worth Requirements. OFS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, the U.S. Department of Housing and Urban Development (“HUD”) and other investors. As of September 30, 2006, the highest minimum net worth requirement applicable to OFS was approximately $1.7 million.

Contractual Obligations and Commitments

The following table provides information with respect to the Company’s contractual obligations as of September 30, 2006 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Repurchase agreements	$2,996,740	$2,996,740	$-	$-	$-
Warehouse lines of credit	845,010	845,010	-	-	-
Drafts payable	7,667	7,667	-	-	-
Other secured borrowings	104,039	104,039	-	-	-
Junior subordinated notes	103,097	-	-	103,097	-
Operating leases	18,165	6,059	8,806	2,609	691

Total	$4,074,718	$3,959,515	$8,806	$105,706	$691

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

Certain of the Company’s operations are qualifying activities under the REIT provisions of the Code. The REIT activities primarily involve investing in residential mortgage-related securities by Opteum. As a REIT, Opteum’s activities are not subject to federal income tax as long as the REIT taxable income is distributed to Opteum’s stockholders and certain other conditions are satisfied.

On November 3, 2005, Opteum acquired OFS. OFS is a mortgage lender that originates loans. Goodwill associated with the OFS merger was $2.3 million as of September 30, 2006.

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

The following tables show summarized financial information for the nine and three months ended September 30, 2006, concerning the Company’s reportable segments.

(Amounts in thousands)	OPTEUM	OFS	CONSOLIDATED TOTAL
	Nine months ended September 30, 2006	Nine months ended September 30, 2006	Nine months ended September 30, 2006
Net interest income	$17,100	$10,190	$20,442
Other revenues, net	(95)	17,427	17,332
Direct REIT operating expenses	(742)	-	(742)
Inter-segment interest income (expense)	6,848	(6,848)	-
General and administrative expenses	(7,034)	(68,181)	(68,367)
Income (loss) before income taxes	9,228	(40,564)	(31,335)
Income tax benefit	-	15,713	15,713
Total assets	3,325,521	1,126,188	4,309,245
Capital expenditures	754	2,521	3,275

(Amounts in thousands)	OPTEUM	OFS	CONSOLIDATED TOTAL
	Three months ended September 30, 2006	Three months ended September 30, 2006	Three months ended September 30, 2006
Net interest income	$933	$3,146	$1,279
Other revenues, net	(166)	15,258	15,091
Direct REIT operating expenses	(197)	-	(197)
Inter-segment interest income (expense)	2,799	(2,799)	-
General and administrative expenses	(1,877)	(26,416)	(25,493)
Income (loss) before income taxes	(1,307)	(8,012)	(9,318)
Income tax benefit	-	3,063	3,063
Capital expenditures	67	372	439

For the nine months ended September 30, 2006, general and administrative expenses includes depreciation and amortization expense of $0.5 million for the REIT and $2.7 million for OFS. Other interest expense for OFS was $5.6 million, for the nine months ended September 30, 2006. For the three months ended September 30, 2006, general and administrative expenses includes depreciation and amortization expense of $0.2 million for the REIT and $0.9 million for OFS. Other interest expense for OFS was $1.9 million for the three months ended September 30, 2006.

The following information is provided to reconcile the above segment amounts to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, Opteum’s loans receivable totaling $116.4 million, accrued interest of $1.0 million and the related interest income for the nine and three months ended September 30, 2006 of $6.9 million and $2.8 million, respectively, are eliminated against corresponding liabilities and expenses recorded in OFS’ segment financial statements. There were no inter-segment gross revenues during the period ended September 30, 2006, except for this interest and, therefore, all other revenues were from external sources.

For the nine months ended September 30, 2006, approximately 94.6% of the REIT interest income was derived from MBS issued or guaranteed by U.S. governmental or quasi-governmental agencies.

NOTE 18. INCOME TAXES

As more fully described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for U.S. federal income tax purposes and is taxed separately from Opteum. There is no tax provision for the Company for the nine and three months ended September 30, 2005, as this was prior to the acquisition of OFS, and Opteum was solely a non-taxpaying REIT during this period. At November 3, 2005, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference as of such date in the carrying amount and the tax basis of the originated MSRs, among other items.

The income tax benefit is as follows for the nine and three months ended September 30, 2006:

Deferred income tax benefit:	Nine Months ended September 30, 2006	Three Months ended September 30, 2006
Federal	$14,137,291	$2,755,595
State	1,575,298	307,052

Total deferred income tax benefit	$15,712,589	$3,062,647

The effective income tax benefit for the nine and three months ended September 30, 2006, differs from the amount determined by applying the statutory Federal rate of 35% as follows:

	Nine months ended September 30, 2006	Three months ended September 30, 2006
Benefit of the net loss at the Federal tax rate	$10,967,408	$3,261,420
Exclusion of REIT Taxable Income/(loss)	3,229,968	(457,290)
Permanent tax differences	(66,780)	(53,943)
State tax benefit, net of Federal tax effect	1,581,993	312,460
Total deferred income tax benefit	$15,712,589	$3,062,647

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities as of September 30, 2006, are as follows:
Deferred tax assets:
Federal tax loss carry-forward	$25,338,920
State tax loss carry-forward	2,823,480
Mark-to-market adjustments	158,370
Total gross deferred tax assets	$28,320,770

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$30,792,920
Loan origination and other amounts	627,921
Intangible assets	1,224,326
Total gross deferred tax liabilities	$32,645,167

Net deferred tax liabilities	$4,324,397

As described in Note 1, the Company adopted SFAS No. 156 as of January 1, 2006. As a result of this adoption, net deferred tax liabilities were increased by approximately $1.67 million. Management believes that the deferred tax assets will more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of September 30, 2006, the Company had an estimated federal tax net operating loss carry-forward of $68.4 million, which expires in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s REIT taxable income and Opteum’s financial statement net income can be substantial and each item can affect several years. Opteum's most significant items and transactions currently being accounted for differently include restricted stock awards, depreciation of property and equipment and the accounting for debt issuance costs.

For the nine months ended September 30, 2006, Opteum's REIT taxable income was approximately $1.5 million greater than Opteum's financial statement net income. A substantial portion of this amount is attributable to phantom stock awards. The future deduction of phantom stock compensation against REIT taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement expense already recognized by Opteum). Since inception through September 30, 2006, Opteum's REIT taxable income is approximately $4.4 million greater than Opteum's financial statement net income as reported in its financial statements.

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

Introduction

As used in this document, discussions related to “Opteum,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (“MBS”) refer to “Opteum Inc.” Further, as used in this document, “OFS,” Opteum’s taxable REIT subsidiary (“TRS”) or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OFS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

Opteum Inc., formerly Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate. For purposes of this calculation, Opteum treats its junior subordinated notes as an equity capital equivalent. Opteum is self-managed and self-advised and has elected to be taxed as a real estate investment trust (or “REIT”) for U.S. federal income tax purposes.

In November 2005, Opteum executed a definitive merger agreement with Opteum Financial Services, LLC (“OFS”), a privately held home mortgage lender headquartered in Paramus, New Jersey. As a result of the merger, OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Opteum. OFS is subject to corporate income taxes and files separate federal and state income tax returns. OFS acquires and originates mortgages that are either sold to third parties or securitized by a wholly-owned special purpose entity, Opteum Mortgage Acceptance Corporation (“OMAC”). OFS services the mortgages securitized by OMAC. In addition, OFS typically retains an interest in the securitizations which represents their right to the residual cash flows from the transactions once all debt service costs of the securities sold and expenses have been met.

Dividends to Stockholders

In order to maintain its qualification as a REIT, Opteum is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Opteum’s REIT taxable income. REIT taxable income is a term that describes Opteum’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code.

Opteum’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements. Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.

As a REIT, Opteum may be subject to a federal excise tax if Opteum distributes less than 85% of its taxable income by the end of the calendar year. Accordingly, Opteum’s dividends are based on its taxable income, as determined for federal income tax purposes, as opposed to its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

In future periods, Opteum’s REIT taxable income may grow to be even greater than the Company’s consolidated GAAP net income because Opteum earns taxable interest income on an inter-company loan that Opteum has made to OFS. Although this taxable interest income is not reported on the Company’s consolidated financial statements because it is eliminated in consolidation in accordance with GAAP, it is included in Opteum’s REIT taxable income that must be distributed annually to stockholders.

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the nine and three months ended September 30, 2006, as compared to the Company’s results of operations for the nine and three months ended September 30, 2005. Readers are cautioned that because the merger with OFS did not close until the fourth quarter of 2005, the results of operations of OFS are not included in the Company’s results of operations for the nine and three months ended September 30, 2005, making comparisons to the Company’s prior year results less meaningful.

The Company’s results of operations for the nine and three months ended September 30, 2006, were negatively affected by changes in various market interest rates, including short-term rates, due primarily to the monetary policy actions of the Federal Reserve during these periods. The Company’s financing is based on short-term rates, which increased during these periods faster than the yields on Opteum’s MBS portfolio. The increase in short-term borrowing rates also negatively impacted the net interest spread earned by OFS on its mortgage loans held for sale due to increases in the funding costs associated with warehouse lines of credit used to fund its mortgage loan originations.

Consolidated net income/(loss) for the nine and three months ended September 30, 2006, was ($15.6) million and ($6.3) million, respectively, compared to $27.0 million and $7.9 million for the nine and three months ended September 30, 2005, respectively. Consolidated net loss per basic and diluted share of Class A Common Stock was ($0.64) and ($0.25) in the nine and three months ended September 30, 2006, respectively, compared to $1.27 and $0.37 of per share income, respectively, for the comparable prior periods.

Included in the Company’s consolidated results are $20.4 million and $1.3 million of consolidated net interest income for the nine and three months ended September 30, 2006, respectively, compared to $31.3 million and $10.1 million of net interest income for the nine and three months ended September 30, 2005, respectively. For the nine and three months ended September 30, 2006, consolidated interest income of $204.3 million and $68.4 million, respectively, was partially offset by consolidated interest expense of $183.8 million and $67.1 million, respectively. These figures are not reflected as annualized net yields on invested assets as was previously reported since the figures represent blended net interest earnings on both Opteum’s MBS portfolio and mortgage loans held for sale by OFS.

For the nine months and three months ended September 30, 2006, the Company’s consolidated general and administrative costs were $68.4 million and $25.5 million, respectively. Operating expenses, which incorporate trading costs, fees and other direct costs, were $0.7 million and $0.2 million for the nine months and three months ended September 30, 2006, respectively.

For the nine and three months ended September 30, 2006, comprehensive income/(loss) was ($37.2) million and $6.1 million, respectively, including the net unrealized gain/(loss) on available-for-sale securities of ($21.5) million and $12.4 million, respectively. For the nine and three months ended September 30, 2005, comprehensive income/(loss) was ($24.3) million and ($21.5) million, respectively, including the net unrealized loss on available-for-sale securities of ($49.3) million and ($29.3) million, respectively. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) income is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(15,622,862)	$27,001,509	$ (6,255,695)	$7,875,257

Less realized gain on available-for-sale securities, net	-	(1,993,457)	-	(11,075)

Plus unrealized gain/(loss) on available-for-sale securities, net	(21,536,405)	(49,321,271)	12,359,938	(29,327,409)

Comprehensive (loss) income	$(37,159,267)	$(24,313,219)	$ 6,104,243	$(21,463,227)

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately $21.5 million from December 31, 2005, to September 30, 2006.  This is reflective of an overall decline in the fair value of Opteum’s MBS portfolio as compared to the original aggregate purchase price of Opteum’s MBS.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically less than two years—and these rates increased substantially over the period. Additionally, as longer-term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) at September 30, 2006, partially because of the consequences of Opteum’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Opteum’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the nine months ended September 30, 2006, Opteum's REIT taxable income was approximately $1.5 million greater than Opteum's net income computed in accordance with GAAP. A substantial portion of this amount is attributable to timing differences in the recognition of compensation expense attributable to phantom stock awards. With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain both as to the year (as the timing of the tax impact of each phantom stock award is up to each employee who has received an award) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through September 30, 2006, Opteum's taxable income is approximately $4.4 million greater than Opteum's financial statement net income as computed in accordance with GAAP.

Therefore, to the extent that Opteum’s cumulative taxable income is greater than cumulative GAAP net income and Opteum continues to pay out as dividends all of its REIT taxable income, the Company will continue to report a deficit in retained earnings on its balance sheet.

PERFORMANCE OF OPTEUM’S MBS PORTFOLIO

For the nine and three month periods ended September 30, 2006, Opteum’s MBS portfolio generated $17.1 million and $0.9 million, respectively, of net interest income. Included in these results were $144.7 million and $45.8 million, respectively, of interest income, offset by $127.6 million and $44.9 million, respectively, of interest expense.

Opteum had no gains from the sale of any MBS from the investment portfolio during the nine months and three months ended September 30, 2006. For the nine and three month periods ended September 30, 2005, Opteum reported $2.0 million and $0.0 million, respectively, in gains from the sale of MBS.

At September 30, 2006, Opteum’s MBS portfolio consisted of $3.1 billion of agency or government MBS at fair value and had a weighted average yield on assets of 4.80% and a net weighted average borrowing cost of 5.29%. The following tables summarize Opteum’s agency and government mortgage related securities as of September 30, 2006:

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate MBS	$2,139,858,096	69.47%	4.93%	327	1-Apr-44	4.63	10.27%	1.85%
Fixed-Rate MBS	$616,445,158	20.02%	6.47%	250	1-Apr-36	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	$281,762,509	9.15%	4.87%	330	1-Nov-35	16.49	10.03%	1.32%
Balloon Maturity MBS	$41,994,359	1.36%	4.03%	39	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$3,080,060,122	100.00%	5.22%	308	1-Apr-44	6.01	10.25%	1.80%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$2,063,769,680	67.00%
Freddie Mac	547,471,702	17.78%
Ginnie Mae	468,818,740	15.22%
Total Portfolio	$3,080,060,122	100.00%

Entire Portfolio
Effective Duration (1)	1.143
Weighted Average Purchase Price	$102.34
Weighted Average Current Price	$100.79

(1)	Effective duration of 1.143 indicates that an interest rate increase of 1% would be expected to cause a 1.143% decline in the value of the MBS in the Company’s investment portfolio.

In evaluating Opteum’s MBS portfolio assets and their performance, Opteum’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

Opteum’s portfolio of MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. Opteum seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Opteum strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Opteum’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Opteum’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales. In order to reduce leverage Opteum did not reinvest all of the proceeds of the mortgage loan prepayments and scheduled principal payments that occurred during the third quarter of 2006. The last time mortgage assets were added to the Opteum portfolio was on April 27, 2006.

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

At September 30, 2006, approximately 50.2% of Opteum’s 15-year fixed-rate coupon MBS and approximately 47.1% of Opteum’s 30-year fixed-rate coupon MBS contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

The value of Opteum’s MBS portfolio changes as interest rates rise or fall. Opteum faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. Opteum primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Opteum generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at September 30, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,139,858,096)
Change in fair value	$14,110,517	$(14,110,517)	$(28,221,034)
Change as a percent of fair value	0.66%	(0.66)%	(1.32)%
Fixed-Rate MBS
(Fair Value $616,445,159)
Change in fair value	$16,644,269	$(16,644,269)	$(33,288,539)
Change as a percent of fair value	2.70%	(2.70)%	(5.40)%
Hybrid Adjustable-Rate MBS
(Fair Value $281,762,509)
Change in fair value	$3,601,896	$(3,601,896)	$(7,203,792)
Change as a percent of fair value	1.28%	(1.28)%	(2.56)%
Balloon Maturity MBS
(Fair Value $41,994,359)
Change in fair value	$850,750	$(850,750)	$(1,701,499)
Change as a percent of fair value	2.03%	(2.03)%	(4.05)%
Cash
(Fair Value $65,122,207)
Portfolio Total
(Fair Value $3,080,060,122)
Change in fair value	$35,207,432	$(35,207,432)	$(70,414,864)
Change as a percent of fair value	1.14%	(1.14)%	(2.29)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,139,858,096)
Change in fair value	$7,596,621	$(18,483,640)	$(45,792,186)
Change as a percent of fair value	0.36%	(0.86)%	(2.14)%
Fixed-Rate MBS
(Fair Value $616,445,159)
Change in fair value	$12,505,435	$(19,524,978)	$(42,517,101)
Change as a percent of fair value	2.03%	(3.17)%	(6.90)%
Hybrid Adjustable-Rate MBS
(Fair Value $281,762,509)
Change in fair value	$2,570,157	$(4,468,290)	$(10,461,762)
Change as a percent of fair value	0.91%	(1.59)%	(3.71)%
Balloon Maturity MBS
(Fair Value $41,994,359)
Change in fair value	$797,101	$(869,053)	$(1,741,408)
Change as a percent of fair value	1.90%	(2.07)%	(4.15)%
Cash
(Fair Value $65,122,207)
Portfolio Total
(Fair Value $3,080,060,122)
Change in fair value	$23,469,313	$(43,345,961)	$(100,512,457)
Change as a percent of fair value	0.76%	(1.41)%	(3.26)%

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

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At September 30, 2006	$3,055,791,372	$122,299,554	$3,178,090,926	104.002	$3,080,060,122	100.794
At June 30, 2006	3,396,909,813	120,768,942	3,517,678,755	103.555	3,407,288,014	100.306
At March 31,2006	3,515,112,798	111,360,553	3,626,473,350	103.168	3,538,554,210	100.667
At December 31, 2005	3,457,891,363	112,635,825	3,570,527,188	103.257	3,494,029,359	101.045
At September 30, 2005	3,797,400,645	113,392,661	3,910,793,306	102.986	3,858,319,701	101.604
At June 30, 2005	3,784,668,467	114,672,670	3,899,341,137	103.030	3,876,205,996	102.419
At March 31, 2005	3,212,516,823	109,389,703	3,321,906,527	103.405	3,299,051,561	102.694
At December 31, 2004	2,876,319,085	97,753,097	2,974,072,182	103.399	2,973,232,897	103.369
At September 30, 2004	1,589,828,988	48,498,955	1,638,327,943	103.051	1,638,264,065	103.047
At June 30, 2004	1,479,500,209	38,033,673	1,517,533,882	102.571	1,508,421,270	101.955
At March 31, 2004	1,473,583,661	39,535,014	1,513,118,676	102.683	1,516,539,744	102.915

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended September 30, 2006, and the nine previous quarters for Opteum’s portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS’ results of operations. As indicated in the table below, Net Interest Spread contracted in the third quarter of 2006 as funding costs continued to rise at a rate greater than the rate of increase on our investment securities held.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
September 30, 2006	$3,243,674,068	$45,849,978	5.654%	$3,151,813,490	$43,691,941	5.545%	$2,158,036	0.109%
June 30, 2006	3,472,921,112	57,027,180	6.568%	3,360,421,038	42,829,452	5.098%	14,197,728	1.470%
March 31, 2006	3,516,291,784	42,344,654	4.817%	3,375,776,594	37,660,857	4.462%	4,683,796	0.354%
December 31, 2005	3,676,174,530	43,139,911	4.694%	3,533,486,002	35,912,966	4.065%	7,226,945	0.629%
September 30, 2005	3,867,262,849	43,574,308	4.507%	3,723,603,116	33,101,847	3.556%	10,472,461	0.951%
June 30, 2005	3,587,628,779	36,748,640	4.097%	3,449,743,973	26,703,422	3.096%	10,045,218	1.001%
March 31, 2005	3,136,142,229	31,069,934	3.963%	2,976,409,157	19,841,710	2.667%	11,228,224	1.296%
December 31, 2004	2,305,748,481	20,463,071	3.550%	2,159,890,886	10,824,164	2.005%	9,638,907	1.545%
September 30, 2004	1,573,342,668	11,017,346	2.801%	1,504,919,407	4,253,337	1.131%	6,764,009	1.670%
June 30, 2004	1,512,480,507	10,959,098	2.898%	1,452,004,000	4,344,012	1.197%	6,615,086	1.702%
March 31, 2004	871,140,453	7,194,033	3.303%	815,814,500	2,736,434	1.342%	4,457,599	1.962%

For the three months ended September 30, 2006, $3.5 million of the $45.8 million of interest income was derived from the quarterly retrospective adjustment. The adjustment represented 43.4 basis points of the 565.1 basis points of the yield on average interest earning assets. For the three months ended September 30, 2005, $4.3 million of the $43.6 million of interest income was derived from the quarterly retrospective adjustment. The adjustment represented 45.0 basis points of the 450.7 basis points of the yield on average interest earning assets.

PERFORMANCE OF OFS

The principal business activities of OFS are the origination and sale of mortgage loans. In addition, as part of the securitization of loans sold, OFS retains an interest in the resulting residual interest cash flows more fully described above. Finally, OFS services the loans securitized as well as some loans sold on a whole loan basis.

At September 30, 2006, OFS owned $875.3 million of mortgage loans which were classified as mortgage loans held for sale. Gains realized on the sale of mortgage loans held for sale for the nine and three months ended September 30, 2006, were $18.7 million and $20.7 million, respectively. These gains reflect the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of $1.2 million and $0.4 million, respectively. Opteum had no such gains for the nine and three months ended September 30, 2005, as those periods predate the acquisition of OFS by Opteum.

Gains on the sale of mortgage loans held for sale include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses. Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OFS had gains from sales of mortgages held for sale of $26.1 million and $3.6 million for the nine and three months ended September 30, 2006, respectively.

The retained interests in securitizations represent residual interests in loans originated or purchased by OFS prior to securitization. These retained interests are classified on the accompanying consolidated balance sheet as Retained Interest, Trading. The total fair market value of these retained interests was approximately $109.8 million as of September 30, 2006. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to favorable movements in interest rates, particularly forward LIBOR rates, the market value of the retained interests increased by $11.8 million and $21.4 million, respectively, for the nine and three months ended September 30, 2006. The increase of $11.8 million for the nine months ended September 30, 2006 includes the addition of $16.9 million of new retained interests in securitizations associated with two securitizations consummated in the first six months of the year. Net of these additions, the value of the retained interests in securitizations declined over the nine months ended September 30, 2006 by $5.1 million, primarily as a result of cash received from the retained interests of $3.6 million and upward movements in forward Libor rates since the beginning of the period.

It is our intention to hedge these retained interests so as to protect earnings from an unexpected change due to a decline in value of the retained interests. However, movements in the variables that affect the value of the retained interests, in particular forward LIBOR rates and prepayment estimates, also affect retrospective adjustments to the effective interest computation of the Opteum MBS portfolio and the value of the Company’s mortgage servicing rights (“MSRs”). Movements in these two variables have the opposite effect on the value of the retained interests and the retrospective adjustment to the effective interest computation of the Opteum MBS portfolio and the MSRs. Since movements in these two variables affect reported earnings in an offsetting fashion, they tend to naturally hedge the Company’s earnings when taken as a whole. Accordingly, we take this fact into consideration when constructing and implementing our hedging strategy.

Changes in the fair value of retained interests described above are net of the results of hedge transactions. The results above include net losses on hedging transactions of $6.8 million and $6.7 million for the nine and three months ended September 30, 2006, respectively.

The table below provides details of OFS’ gain/(loss) on the sale of mortgage loans held for sale for the nine and three months ended September 30, 2006. OFS recognizes a gain on sale of mortgages held for sale only when the loans are actually sold.

GAINS ON MORTGAGE BANKING ACTIVITIES
(in thousands)
	For the Nine months Ending September 30, 2006	For the Three months Ending September 30, 2006
Fair value adjustment of retained interests, trading	$(1,406)	23,071
Gain on sales of mortgage loans	65,775	20,288
Fees on brokered loans	4,485	1,350
Gain/(loss) on derivatives	(7,329)	(9,851)
Direct loan origination expenses, deferred	686	(3)
Fees earned, brokering	2,054	748
Write off purchased pipeline (Purchase Accounting Adjustment)	(534)	-
	63,731	35,603

Direct loan origination expenses, reclassified	(45,065)	(14,861)
Net gain on sale of mortgage loans	$18,666	20,742
Change in market value of IRLCs	(34)	775
Change in market value of mortgage loans held for sale	(1,202)	(1,201)
Gain/(loss) on mortgage banking activities	$17,430	20,136

For the nine and three months ended September 30, 2006, OFS originated mortgage loans of $4.706 billion and $1.941 billion, respectively. For the same periods, OFS sold $4.499 billion and $1.758 billion of these originated mortgage loans. Of the originated mortgage loans sold during the nine and three months ended September 30, 2006, $2.947 billion of the $4.499 billion and $1.253 billion of the $1.758 billion, respectively, were sold on a servicing retained basis.

For the nine and three months ended September 30, 2006, OFS had net servicing income (loss) of ($5.2) million and ($7.1) million, respectively. The results for the nine and three month periods were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio) in third quarter and the Company’s early adoption of SFAS 156 on January 1, 2006 (as reported in the Company’s first quarter results of operations).

As of September 30, 2006, OFS held originated MSRs on approximately $9.1 billion in mortgages with a fair market value of approximately $101.3 million. For the nine and three months ended September 30, 2006, the net fair value adjustments to the MSRs were a decrease of $22.9 million and $13.3 million, respectively. In turn, the net fair value adjustments for the nine and three months ended September 30, 2006, reflect declines in fair value due to run-off of $14.6 million and $4.2 million and adjustments due to (decreases)/increases in fair value of ($8.4) million and ($9.1) million, respectively.

OFS had interest rate lock commitments (“IRLCs”), along with other instruments that are hedges for both these IRLCs and retained interests, securitizations, and both are considered derivatives. The changes to the fair value of these derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these derivatives was a loss of approximately $7.3 million as of September 30, 2006.

Liquidity and Capital Resources

The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Various changes in market conditions could, however, adversely affect the Company’s liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations or the reduction of fee income generated through mortgage originations at OFS. If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or originated mortgage loans held for sale by OFS at prices lower than the carrying value of such assets would reduce our income.

The Company may, in the future, increase capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, common stock, commercial paper, medium-term notes, collateralized mortgage obligations and senior or subordinated notes. All debt securities, other borrowings and classes of preferred stock will be senior to the Class A Common Stock in a liquidation of the company. Additional equity offerings may be dilutive to stockholders' equity or reduce the market price of the Class A Common Stock or both. The Company is unable to estimate the amount, timing or nature of any additional offerings as they will depend upon market conditions and other factors.

In addition to its equity and junior subordinated debt capital and cash flow from operations, which consists primarily of monthly principal and interest payments received on Opteum’s mortgage-related securities and cash generated by OFS from sales of mortgage loans, retained interests in mortgage securitizations, originated MSRs and originated loan fees, the Company presently relies upon repurchase agreements and credit facilities to finance its operations.

Repurchase agreements are used primarily in connection with the financing of Opteum’s MBS portfolio and, although structured as repurchase agreements, are treated as secured loans for U.S. federal income tax purposes. Credit facilities are used primarily in connection with OFS’ mortgage loan origination activities.

OPTEUM’S LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 the Company, as guarantor of OFS, was in violation of a covenant with a warehouse lender of OFS that pertained to cash flow coverage. The Company has obtained a waiver from the lender with respect to the covenant violation as of October 31, 2006.

At September 30, 2006, Opteum had master repurchase agreements in place with 18 counterparties and had outstanding balances under 13 of these agreements. None of the counterparties to these agreements are affiliates of Opteum. These agreements are secured by Opteum’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2006, Opteum had obligations outstanding under its repurchase agreements totaling $3.0 billion with a net weighted average borrowing cost of 5.29%. All of Opteum’s outstanding repurchase agreement obligations are due in less than one year with $0.9 billion maturing between two and 30 days, $1.4 billion maturing between 31 and 90 days and $0.7 billion maturing in more than 90 days. Securing these repurchase agreement obligations as of September 30, 2006, were MBS with an estimated fair value of $3.1 billion and a weighted average maturity of 308 months.

At September 30, 2006, Opteum’s repurchase agreements had the following counterparties, amounts outstanding, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$1,023,632	10,723	132	34.16%
JP Morgan Securities	604,198	15,540	51	20.16
Washington Mutual	471,194	16,021	82	15.72
Countrywide Securities Corp	283,030	9,975	98	9.44
Goldman Sachs	163,987	4,474	15	5.47
Nomura Securities International, Inc.	102,180	2,507	171	3.41
Lehman Brothers	90,251	2,595	27	3.01
BNP Paribas Securities Corp	62,966	2,183	8	2.10
Merrill Lynch	59,495	1,312	52	1.99
HSBC Securities (USA) Inc	58,302	2,116	11	1.95
Bank of America	36,178	1,462	4	1.21
UBS Investment Bank, LLC	24,405	639	17	0.82
RBS Greenwich Capital	16,922	51	61	0.56
Total	$2,996,740	69,598		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Opteum’s master repurchase agreements have no stated expiration, but can be terminated at any time at Opteum’s option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party. A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

During 2005 and the nine months ended September 30, 2006, Opteum entered into contracts and paid commitment fees to three counterparties providing for an aggregate of $1.7 billion in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase agreement facilities. All of these facilities have been renewed for an additional 364 day period.

In addition, two of the agreements described above are available to provide financing for up to $150 million to cover margin requirements associated with monthly principal payments on the MBS portfolio.

It is the Company’s present intention to seek to renew its various committed and uncommitted repurchase agreements as they become due or expire. However, market conditions could change making the renewal of these contractual arrangements more expensive or unattainable. Further, as discussed above, increases in short-term interest rates could negatively impact the valuation of Opteum’s MBS portfolio. Should this occur, Opteum’s ability to enter into new repurchase agreements or extend its existing repurchase agreements could be limited and may cause Opteum’s repurchase agreement counterparties to initiate margin calls. Under this scenario, Opteum would likely seek alternative sources of financing which could include additional debt or equity financing or sales of assets.

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

OFS’ LIQUIDITY AND CAPITAL RESOURCES

In order to facilitate the origination of mortgage loans, OFS has various warehouse and aggregation lines of credit available, some of which are committed facilities while others are uncommitted. With respect to the committed lines, the commitments are for 364 day periods. At September 30, 2006 OFS had committed warehouse lines of $0.95 billion, uncommitted warehouse lines of $1.25 billion and a committed aggregation line of $1 billion. In addition, OFS had $0.25 billion of various committed lines of credit secured by OFS’s retained interests in securitizations and originated mortgage servicing rights.

At September 30, 2006, OFS had outstanding balances of approximately $853 million under their various warehouse and aggregation lines and approximately $104 million outstanding on other lines of credit with various lenders. The rates on these borrowings generally are based on a spread to LIBOR.

The committed and uncommitted warehouse an aggregation lines are sufficient to support OFS’s production at current levels while also providing ample capacity for growth. However, in the event OFS were not able to renew the existing lines or growth in the level of production caused OFS to exceed their capacity under the lines, OFS would have to seek to obtain additional financing that might only be available at less favorable terms or not available at all. In such instance, OFS might have to curtail production or pledge additional assets to obtain financing.

OFS has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of September 30, 2006, OFS had outstanding commitments to originate loans of approximately $331.8 million. As of September 30, 2006, OFS had outstanding commitments to sell loans of approximately $367.8 million. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

The Company’s TRS, OFS has been in violation of certain covenants with respect to their warehouse lines of credit related to their loan origination operations for three consecutive quarters. While the violations to the covenants has been waived by the lender, should conditions in the mortgage origination industry continue to deteriorate or fail to recover in sufficient time, it is possible OFS may not be able to obtain such waivers in the future. Under such circumstances, OFS might be precluded from accessing their warehouse lending agreements to the extent they do now and might have to curtail their originations accordingly. At October 31, 2006, OFS was not in compliance with respect to a covenant with a second lender.  The covenant violation at October 31, 2006 with the second lender pertained to tangible net worth.  OFS has obtained a waiver from the second lender with respect to the covenant violation as of October 31, 2006. All waivers obtained were granted with the mutual understanding that such violations will exist as of November 30, 2006. No additional covenant violations are anticipated at November 30, 2006.

Outlook

As discussed above, the Company’s results of operations for the nine and three months ended September 30, 2006, were negatively affected by changes in various market interest rates due primarily to the monetary policy actions of the Federal Reserve during these periods. If the Federal Reserve further tightens monetary policy by increasing its target for the federal funds rate, the Company’s borrowing costs will likely increase and will further impact the Company’s consolidated results of operations and liquidity. To mitigate the affect of further increases in short-term interest rates, the Company may seek to restructure its portfolio further by increasing the allocation to monthly resetting floating rate securities, engage in hedging transactions to reduce our funding costs or sell lower yielding assets and redeploy the proceeds into assets with yields above our funding costs, if available.

However, if short-term rates declined, the Company’s consolidated results of operations and liquidity will likely be positively impacted. In this event, the Company may seek to raise additional equity or debt financing or reposition its assets to maximize its earnings and dividend potential.

Finally, in the event short-term rates remained the same, the effect on the Company’s consolidated results of operations would depend on the rate at which our portfolio of adjustable MBS securities reset upward in relation to our funding costs and future retrospective adjustments. The actions taken by management in such instance would depend on the outcome realized.

Further, recent downward trends in the residential housing market may impact the Company’s consolidated results of operations and liquidity due to lower mortgage originations at OFS. However, any decline in mortgage originations due to a cooling of the housing market may be partially offset by appreciation in the value of OFS’s originated mortgage servicing rights and retained interests in securitizations, which generally are positively impacted by declining prepayment rates.

Recently, operations at OFS have been cash flow negative and such shortfalls have been funded by Opteum. As a result management is currently evaluating various alternatives to ensure the Company will be able to maintain adequate liquidity. Should these efforts prove unsuccessful, the Company’s liquidity may be further reduced.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make some complex and subjective decisions and assessments. The Company’s most critical accounting policies involve decisions and assessments which could significantly affect our reported assets and liabilities, as well as our reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. Management has identified its most critical accounting policies to be the following:

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

Prepayment Forecast. The prepayment forecast may be expressed by the Company in accordance with one of the following standard market conventions: Constant Prepayment Rate (“CPR”) or Percentage of a Prepayment Vector. Prepayment forecasts are made utilizing Citigroup Global Markets Yield Book and/or management estimates based on historical experience. Conversely, prepayment speed forecasts could have been based on other market conventions or third-party analytical systems. Prepayment forecasts may be changed as OFS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the securitization trust’s Trustee for each underlying security.

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

At September 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

	September 30, 2006	December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$109,829,818	$98,010,592
Weighted average life (in years)	4.39	2.62
Prepayment assumption (annual rate)	36.59%	32.53%
Impact on fair value of 10% adverse change	$(9,326,848)	$(7,817,000)
Impact on fair value of 20% adverse change	$(17,051,186)	$(16,089,000)
Expected Credit losses (annual rate)	0.58%	0.61%
Impact on fair value of 10% adverse change	$(3,236,459)	$(3,247,000)
Impact on fair value of 20% adverse change	$(6,475,707)	$(6,419,000)
Residual Cash-Flow Discount Rate	15.72%	13.96%
Impact on fair value of 10% adverse change	$(4,962,825)	$(3,804,000)
Impact on fair value of 20% adverse change	$(9,514,122)	$(7,392,000)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(22,203,185)	$(21,265,000)
Impact on fair value of 20% adverse change	$(44,846,814)	$(34,365,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve at September 30, 2006.

MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights (“MSRs”) as assets when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets ("SFAS 156"). The Company elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class). (See Notes 1 and 5 in the accompanying consolidated financial statements.)

To facilitate hedging of the MSRs, management has elected to utilize an internal model for valuation purposes. Accordingly, fair value is estimated based on internally generated expected cash flows considering market prepayment estimates, historical prepayment rates, portfolio characteristics, interest rates and other economic factors.

At September 30, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:

	At September 30, 2006	At December 31, 2005
Prepayment assumption (annual rate) (PSA)	328.7	254.0
Impact on fair value of 10% adverse change	$(3,739,212)	$(3,615,000)
Impact on fair value of 20% adverse change	$(7,121,265)	$(6,936,000)
MSR Cash-Flow Discount Rate	14.72%	10.74%
Impact on fair value of 10% adverse change	$(3,760,697)	$(4,856,000)
Impact on fair value of 20% adverse change	$(7,213,037)	$(9,280,000)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities.

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

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $45.1 million and $14.9 million during the nine and three months ended September 30, 2006, respectively, were capitalized as direct loan origination costs.

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a sub-servicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the sub-servicer.

Off-Balance Sheet Arrangements

As previously discussed, OFS pools the loans they originate or purchase and then sells them or securitizes them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During the third quarter of 2006, OFS did not execute a securitization. However, OFS held approximately $109.8 million of retained interests from securitizations as of September 30, 2006. OFS’ ability to access the capital markets via the use of securitizations is critical to the operations and overall profitability of the business and OFS’ liquidity.

External factors that are reasonably likely to affect OFS’ ability to continue to complete securitizations would be those factors that could disrupt the securitization capital markets. A disruption in the markets could prevent OFS from being able to securitize its mortgage loans at a favorable price or at all. Factors that could disrupt the securitization capital markets include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk or market specific events such as a default of a comparable type of securitization. If OFS was unable to access the securitization capital markets, OFS may still be able to finance its mortgage operations by selling the loans to investors in the whole loan market, but at lower than anticipated margins.

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

The cash flows associated with OFS’s securitization activities over the nine and three months ended September 30, 2006, were as follows:

	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2006
Proceeds from securitizations	$1,436,837,754	$-
Servicing fees received	13,719,852	4,467,391
Servicing advances net of repayments	546,535	251,762
Cash flows received on retained interests	3,642,263	1,633,486

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

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter, other than as reported above, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

During the period covered by this report, there were no material changes from the risk factors previously disclosed under Item 1A - Risk Factors in the Company’s second amended Annual Report on Form 10-K/A for the period December 31, 2005 as filed on October 13, 2006. The information set forth under Item 1A - Risk Factors in the Company’s amended Annual Report on Form 10-K/A for the period ended December 31, 2005, is incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on September 26, 2006
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006.
*10.1	Opteum Inc. 2003 Long Term Incentive Compensation Plan
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

*10.7	Opteum Inc. 2004 Performance Bonus Plan
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

*10.11	Form of Phantom Share Award Agreement
*10.12	Form of Restricted Stock Award Agreement
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPTEUM INC.

Date: December 19, 2006    By: /s/ Robert E. Cauley
Robert E. Cauley
Vice Chairman, Senior Executive Vice President,
Chief Financial Officer and Chief Investment Officer

Exhibit Index

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on September 26, 2006
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006.
*10.1	Opteum Inc. 2003 Long Term Incentive Compensation Plan
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

*10.7	Opteum Inc. 2004 Performance Bonus Plan
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

*10.11	Form of Phantom Share Award Agreement
*10.12	Form of Restricted Stock Award Agreement
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith.