Form 10-K
period 2006-12-31
Opteum Inc.
filed 2007-03-14
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 7, 2007, there were 24,556,219 shares of the Registrant’s Class A Common Stock outstanding. The aggregate market value of the Class A Common Stock, held by non-affiliates of the Registrant (22,120,505 shares) at June 30, 2006 was approximately $199.5 million. The aggregate market value was calculated by using the closing price of the Class A Common Stock as of that date on the New York Stock Exchange. As of June 30, 2006, all of the Registrant’s Class B Common Stock was held by affiliates of the Registrant. As of June 30, 2006, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (319,388 shares) was $319, which value is based on the initial purchase price of the Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPTEUM INC.

PART I
ITEM 1. BUSINESS.

CORPORATE HISTORY

Opteum Inc., a Maryland corporation (“Opteum”), was originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini”) for the purpose creating and managing a leveraged investment portfolio consisting of residential mortgage backed securities (“MBS”). Opteum’s shares of Class A Common Stock are listed on the New York Stock Exchange (“NYSE”) and trade under the ticker symbol “OPX.” Opteum’s website is located at http://www.opteum.com.

On November 3, 2005, Opteum, then known as Bimini, acquired Opteum Financial Services, LLC (“OFS”), a company that originates, buys, sells, and services residential mortgages from offices throughout the United States. Upon closing of the transaction, OFS became a wholly-owned taxable REIT subsidiary of Bimini. Under the terms of the transaction, Bimini issued 3,717,242 shares of Class A Common Stock and 1,223,208 shares of Class A Redeemable Preferred Stock to the former members of OFS. Bimini also agreed to a contingent earn-out of up to $17.5 million payable to the former members of OFS on or before November 3, 2010, in cash or, under certain circumstances, additional shares of Class A Redeemable Preferred Stock. The contingent earn-out is based on the achievement by OFS of certain specific financial objectives.

On February 10, 2006, in an effort to more fully leverage OFS’s national brand identity, Bimini changed its name to Opteum Inc. At Opteum’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OFS were converted into shares of Opteum’s Class A Common Stock on a one-for-one basis following the approval of such conversion by Opteum’s stockholders.

On December 21, 2006, Opteum sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OFS, representing 7.5% of all of OFS’s outstanding limited liability company membership interests. Immediately following the transaction, Opteum held Class A voting limited liability company membership interests in OFS representing 92.5% of all of OFS’s outstanding limited liability company membership interests. In connection with the transaction, Opteum also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OFS representing 7.49% of all of OFS’s outstanding limited liability company membership interests.

Opteum has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Opteum is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis. OFS has elected to be treated as a taxable REIT subsidiary and, as such, is subject to federal, state and local income taxation. In addition, the ability of OFS to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is subject to certain limitations.

As used in this document, references to “Opteum,” the parent company, the registrant, and to REIT qualifying activities or the general management of Opteum Inc.’s investment portfolio of residential mortgage backed securities (“MBS”) refer solely to “Opteum Inc.” Further, as used in this document, references to “OFS,” Opteum’s taxable REIT subsidiary or non-REIT eligible assets refer solely to Opteum Financial Services, LLC and its consolidated subsidiaries. References to the “Company” refer to Opteum and OFS on a consolidated basis. The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

DESCRIPTION OF BUSINESS

 The Company’s operations are comprised of two basic business segments: Opteum’s MBS Portfolio and OFS’s Mortgage Banking Activities. Reference is made to Note 18, “Segment Information,” under Item 8 “Financial Statements and Supplementary Data” of this Form 10-K for financial information relating to each of these segments.

OPTEUM’S MBS PORTFOLIO

Opteum’s MBS portfolio is a leveraged investment portfolio consisting primarily, but not exclusively, of residential MBS issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). To fund the acquisition of MBS, Opteum uses repurchase agreements to essentially borrow between eight and twelve times its equity capital. Opteum then attempts to earn an investment return based on the spread between the yield on its MBS portfolio assets and its borrowing costs.

In evaluating its MBS portfolio assets and their performance, Opteum’s management team primarily evaluates the following critical factors:

•	asset performance in differing interest rate environments,
•	duration of the particular MBS asset,
•	yield to maturity,
•	potential for prepayment of principal, and
•	the market price of the investment.

As of December 31, 2006 Opteum’s portfolio of mortgage related securities totaled $2.8 billion and was comprised of 75.0% adjustable-rate MBS, 20.9% fixed-rate MBS, 2.7% hybrid adjustable-rate MBS (securities backed by mortgages with fixed initial rates which, after a period, convert to adjustable rates) and 1.4% balloon maturity MBS (securities backed by mortgages where a significant portion of principal is repaid only at maturity). Of this portfolio, 67.2% was issued by Fannie Mae, 17.8% was issued by Freddie Mac and 15.1% was issued by Ginnie Mae.

Opteum’s $2.8 billion mortgage related securities portfolio had a weighted average yield of 4.77% as of December 31, 2006. Opteum’s net weighted average borrowing cost as of December 31, 2006 was 5.31%. The constant prepayment rate for the portfolio was 25.12% for December 2006, which reflects the annualized proportion of principal that was prepaid. The effective duration for the portfolio was 1.02 as of December 31, 2006. Duration measures the price sensitivity of a fixed income security to movements in interest rates. Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

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

Opteum has implemented a risk-based capital methodology patterned on the general principles underlying the proposed risk-based capital standards for internationally active banks of the Basel Committee on Banking Supervision, commonly referred to as the Basel II Accord. The Basel II Accord encourages banks to develop methods for measuring the risks of their banking activities to determine the amount of capital required to support those risks. Similarly, Opteum uses its methodology to calculate an internally generated risk measure for each asset in its portfolio. This measure is then used to establish an appropriate amount of leverage. Opteum expects its risk management program to reduce its need to use hedging techniques.

Investment Strategy

The Company's Board of Directors may change its investment strategy without prior notice to its stockholders or the approval of its stockholders.

Asset Acquisition Strategy

The primary assets in Opteum’s current portfolio of mortgage related securities are adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. The mortgage related securities that Opteum most typically acquires are obligations issued by federal agencies or federally chartered entities, primarily Fannie Mae, Freddie Mac and Ginnie Mae. Owing to actions by the Open Market Committee of the Federal Reserve, Opteum’s current portfolio has been skewed to a greater concentration of adjustable rate MBS.

Opteum seeks to minimize the effects on its income caused by prepayments on the mortgage loans underlying its securities at a rate materially different than anticipated. Its portfolio includes securities with prepayment characteristics that it expects to result in less interest rate sensitive and, therefore, more stable prepayments, such as pools of mortgage-backed securities collateralized by mortgages with low loan balances.

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

Opteum has created and will maintain a diversified portfolio to avoid undue geographic, loan originator, and other types of concentrations. By maintaining essentially all of its assets in AAA rated, government or government-sponsored or chartered enterprises and government or federal agencies, which may include an implied guarantee of the federal government as to payment of principal and interest, Opteum believes it can significantly reduce its exposure to losses from credit risk. It intends to acquire assets that will enable it to be exempt from the Investment Company Act of 1940.

Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac MBS. Opteum currently intends to continue to invest in such securities, even if such agencies' relationships with the federal government change.

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

Opteum generally borrows at short-term rates from various lenders through various contractual agreements including, repurchase agreements. Opteum has issued approximately $103.1 million of long-term junior unsecured notes, callable at any time after five years, called trust preferred securities. As of December 31, 2006, Opteum’s debt to equity ratio (where debt equals all repurchase transactions outstanding plus trust preferred securities and equity equals stockholders’ equity plus trust preferred securities) was 9.6:1. Repurchase agreements at that date totaled $2.7 billion. Repurchase agreements are generally, but not always, short-term in nature. Under these repurchase agreements, Opteum sells securities to a lender and agrees to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sales price Opteum receives and the repurchase price it pays represents interest paid to the lender. This is determined by reference to an interest rate index (such as the London Interbank Office Rate or, LIBOR) plus an interest rate spread. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which Opteum effectively pledges its securities as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. Opteum retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, Opteum is required to repay the loan and concurrently receive its pledged collateral from the lender or, with the consent of the lender, it renews such agreement at the then prevailing financing rate. Opteum's repurchase agreements may require it to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines.

Opteum has engaged AVM, L.P., a securities broker-dealer, and III Associates, a registered investment adviser affiliated with AVM, L.P., to provide it with repurchase agreement trading, clearing and administrative services. III Associates acts as its agent and adviser in arranging for third parties to enter into repurchase agreements with Opteum, executes and maintains records of its repurchase transactions and assists in managing the margin arrangements between Opteum and its counterparties for each of its repurchase agreements.

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

Interest Rate Risk Management

Opteum believes the primary risk inherent in its portfolio investments is the effect of movements in interest rates. This risk arises because the effects of interest rate changes on its borrowings will not be perfectly correlated with the effects of interest rate changes on the income from, or value of, its portfolio investments. Opteum therefore follows an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on its mortgage related securities. It seeks to minimize differences between interest rate indices and interest rate adjustment periods of its adjustable-rate MBS and related borrowings by matching the terms of assets and related liabilities both as to maturity and to the underlying interest rate index used to calculate interest rate charges.

Opteum's interest rate risk management program encompasses a number of procedures, including the following:

▪	monitoring and adjusting, if necessary, the interest rate sensitivity of its mortgage related securities compared with the interest rate sensitivities of its borrowings.

▪
structuring its repurchase agreements that fund its purchases of adjustable-rate MBS to have varying maturities and interest rate adjustment periods in order to match the reset dates on its adjustable-rate MBS. At December 31, 2006, the weighted average months to reset of its adjustable-rate MBS was 4.6 months and the weighted average maturity on the corresponding repurchase agreements was 2.8 months; and

▪
actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities and comparing them to the interest rate indices and adjustment periods of its borrowings. Opteum’s liabilities under its repurchase agreements are all LIBOR based, and Opteum, among other considerations, selects its adjustable-rate MBS to favor LIBOR indexes. As of December 31, 2006, over 37.4% of Opteum's adjustable-rate MBS were LIBOR-based.

As a result, Opteum expects to be able to adjust the average maturities and reset periods of its borrowings on an ongoing basis by changing the combination of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, Opteum attempts to reduce the risk of differences between interest rate adjustment periods of its adjustable-rate MBS and its related borrowings.

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

Description of Mortgage Related Securities

Opteum primarily invests in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

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

The mortgage loans underlying pass-through certificates can generally be classified in the following categories:

▪
Adjustable-Rate Mortgages. Opteum classifies adjustable rate mortgages or ARMs as those securities whose coupons reset within one years time. As of December 31, 2006, 75.0% of Opteum's portfolio consisted of adjustable-rate MBS. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rates reset periodically. Opteum refers to such ARMs as "traditional" ARMs.  Since interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

▪
Fixed-Rate Mortgages. As of December 31, 2006, 20.9% of Opteum's portfolio consisted of fixed-rate MBS. Fixed-rate mortgages allow each borrower to pay an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgage's price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

▪
Hybrid Adjustable-Rate Mortgages. As of December 31, 2006, 2.7% of Opteum's portfolio consisted of hybrid adjustable-rate MBS. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively, such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, even though hybrid ARMs usually have a short time period in which the interest rate is fixed, during such period the price sensitivity may be high.

▪
Balloon Maturity Mortgages. As of December 31, 2006, 1.4% of Opteum's portfolio consisted of balloon maturity MBS. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid in periodic equal installments, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

Opteum does not anticipate investing in certain other types of mortgage related securities, known as derivative securities, such as "inverse floaters," "inverse I.O.s" and "residuals", however OFS owns residuals, as well as mortgage servicing rights, in the normal course of business.

MORTGAGE BANKING ACTIVITIES AT OFS

OFS originates and purchases residential mortgage loans that generally fall into one of the following categories:

▪
Alternate A Loans (Alt-A). These are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but have loan characteristics that do not conform under those guidelines. From a credit risk standpoint, Alt-A borrowers present a profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan-to-value ratios or limited income verification. The most significant portion of the loans currently originated or purchased by OFS are Alt-A.

▪	Conventional Prime Mortgage Loans. These are high credit quality first-lien mortgage loans secured by single (one-to-four) family residences.

▪	Jumbo Prime Mortgage Loans. These are high credit quality first-lien mortgage loans secured by single (one-to-four) family residences that have loan balances above agency conforming loan size limits.

▪	Prime Home Equity Loans. These are high credit quality second-lien mortgage loans, including home equity lines of credit, secured by single (one-to-four) family residences.

▪
Government Prime Mortgage Loans. Such loans include conventional mortgage loans, insured by the Federal Housing Administration (FHA) or loans guaranteed by the Veterans Administration (VA). FHA and VA loans are referred to as government loans. Some of the loans qualify for inclusion in guaranteed mortgage securities backed by Fannie Mae or Freddie Mac (conforming loans).

▪
Subprime Mortgage Loans (Nonprime Mortgage Loans or Nonprime Lending). These are first and second lien mortgage loans secured by one-to-four family residences, made to individuals with credit profiles that do not qualify them for a prime loan. OFS has limited exposure to subprime loans. Approximately only 4.3% of OFS’s 2006 production volume was subprime loans.

The following table summarizes OFS’s loan production by business segment and by loan type for the year ended December 31, 2006:

(in thousands)

Product Type	Number of Loans	Aggregate Initial Principal Balance	Percent
Alt- A	15	$4,275,606	67.8
Conventional Prime Mortgage Loans	3	633,808	10.1
Government Prime Mortgage Loans	1	201,624	3.2
Prime Home Equity Loans	7	433,703	6.9
Jumbo Prime Mortgage Loans and Other	2	488,113	7.7
Subprime	1	273,939	4.3
Total	29	$6,306,793	100.0

Nearly all of the mortgage loans that OFS produces in this business segment are sold into the secondary mortgage market, either through pooling in the form of mortgage-backed securities or on a whole loan basis.

OFS originates mortgage loans on a national scale through four channels: retail, wholesale, conduit, and telemarketing. The following table summarizes loan production by channel for the year ended December 31, 2006:

(in thousands)

Channel	Number of Loans	Aggregate Initial Principal Balance	Percent
Retail	10	$1,683,631	26.7
Wholesale	9	1,921,610	30.5
Conduit	9	2,449,648	38.8
Telemarketing	1	251,904	4.0
Total	29	$6,306,793	100.0

▪
Retail Channel. The retail channel originates mortgage loans primarily through relationships with real estate agents and builders. As of December 31, 2006, this network consisted of 27 branch offices in 8 states.

▪
Wholesale Channel. The wholesale lending operation funds and helps originate mortgage loans through mortgage loan brokers and other financial intermediaries. As of December 31, 2006, OFS’s wholesale lending division operated 6 branch offices in various parts of the country. This division services approximately 4,246 mortgage loan brokers nationwide.

▪
Conduit Channel. OFS’s conduit operation purchases mortgage loans from other lenders, which include mortgage bankers, savings and loan associations, home builders, and credit unions. As of December 31, 2006, this division served approximately 203 approved lenders who are subject to initial and on-going credit evaluation and monitoring.

▪
Telemarketing Channel. The telemarketing channel originates mortgage loans directly from the consumer through the Internet and through joint venture call centers. This channel focuses on customer acquisition by generally providing mortgage customers with an efficient and convenient means to refinance their existing mortgage. As of December 31, 2006, the telemarketing channel consisted of one joint venture call center and one centralized processing center.

Seasonality

See Item 1A “Risk Factors—Risks related to OFS’s profitability—The mortgage banking business is seasonal and OFS’s operating results vary accordingly” for information regarding the seasonal nature of the mortgage banking business of OFS.

Credit and Interest Rate Risk

OFS offers an extensive array of products, each having specific underwriting guidelines and criteria based upon the risk associated with that product. The credit history requirements for a borrower applying for a sub-prime product are substantially different than those applying for a higher credit quality, prime loan program. OFS has a Credit Committee which is chaired by its Chief Credit Officer. The members of that committee include OFS’s Secondary Market Manager, Product Development Manager, National Production Executive, Wholesale Production Manager, Conduit Credit Officer, and the Manager of Structured Finance. The committee is responsible for reviewing all products and guidelines to insure that the overall risk to OFS is consistent with corporate philosophy. In addition to a review of the guidelines, the execution strategy for the product (retain or sell) is determined. For those products which will be sold into the secondary market, the guidelines of the targeted investors are also considered and incorporated into the program.

Underwriting is done within the credit policies established by OFS’s Chief Credit Officer. Underwriters are given lending authority, based upon their experience, and only after their work has been reviewed for a period of time. In addition to loan limits, lending authority is also established for specific product lines, such as government loans and sub-prime underwriting. On a monthly basis, the Chief Credit Officer’s distributes a monthly report listing the approved lending authority limits. In addition, the limit is incorporated into OFS system, which is a validation edit performed by the loan origination system. The Chief Credit Officer re-evaluates the authority levels of all underwriting personnel on an on-going basis. All loans over $1 million must be reviewed by the Chief Credit Officer.

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

Many products incorporate the use of third-party automated underwriting engines. In addition, OFS is developing a proprietary underwriting engine for OFS’s "5-Star" product line (the proprietary product line which will render a credit decision consistent with the product guidelines promulgated by the Chief Credit Officer).

Securitizations and Sales

OFS typically sells substantially all the mortgage loans that it produces, either through pooling securitizations or on a whole loan basis. However, OFS does not always sell loans immediately after production. Instead, OFS may decide to sell certain loans in later periods as part of its overall management of interest rate risk. The timing of such sales can have a material impact on its results, particularly in the short-term. When OFS securitizes mortgage loans, it retains limited credit risk. This credit risk arises through representations and warranties that OFS makes as part of its securitization activities, as well as through retention of limited recourse for credit losses in the case of certain securitizations.

OFS typically bears interest rate risk from the time a loan application is taken through the sale of the loan. Thereafter, OFS continues to bear interest rate risk related to the interests retained in the loans sold, which are typically in the form of mortgage servicing rights and residual interests in securitizations.

Generally, originated as well as purchased mortgages are eventually sold in one of three ways.

▪
Pooling. Many loans can be pooled into agency or government securities which are then sold directly by OFS to securities firms or financial institutions. During the year ended December 31, 2006, OFS sold $901.0 million worth of loans as government or agency pools.

▪
Whole Loan Sales. OFS also sells bulk packages of unsecuritized loans. Occasionally, single loans or small groups of loans are sold directly to investors. During the year ended December 31, 2006, OFS sold $3,841.0 million worth of whole loans

▪
Underwritten Securitizations. The balance of OFS’s loans are securitized using a Real Estate Mortgage Investment Conduit trust (a “REMIC”). The securities are usually sold and distributed through an underwriting syndicate - most typically a small consortium of securities firms. During the year ended December 31, 2006, OFS executed two securitizations collateralized by $1,426.0 million worth of loans.

There are on average 98 days between the time OFS commits to purchase a mortgage and the time OFS sells or securitizes mortgages, depending on certain factors, including the length of the purchase commitment period, volume by product type and the securitization process. REMICs are accounted for as sales transactions. REMIC securities generally consist of one or more classes of “regular interests” and a single class of “residual interest.” The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. REMICs created by OFS are structured so that one or more of the classes of securities are rated investment grade by at least one nationally recognized rating agency. The ratings for the REMICs are based upon the perceived credit risk by the applicable rating agency of the underlying mortgages, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses, including those associated with fraud or reductions in the principal balances or interest rates on mortgages as required by law or a bankruptcy court.

When OFS sells mortgage loans as part of a securitization, it generally retains the rights to service the loans. Typically, this is called mortgage servicing rights (“MSRs”). The value of the MSRs are included as assets on the Company’s balance sheet. OFS may also retain other financial interests when loans are securitized, often referred to as “residual interests.” These residual interests are also included as assets on the Company’s balance sheet.

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

Included in Opteum’s acquisition of OFS were residual interests on prior securitizations issued by OFS. Prior to being named Opteum Financial Services, LLC, OFS was named Home Star Mortgage Services, LLC and issued securities through its subsidiary Home Star Mortgage Acceptance Corporation (HMAC). Today, OFS issues securities through its subsidiary Opteum Mortgage Acceptance Corporation (“OMAC”).

 The following table summarizes the value of OFS’s residual interests in securitizations as of December 31, 2006, and 2005.

(in thousands)

Series	Issue Date	December 31, 2006	December 31, 2005
HMAC 2004-1	March 4, 2004	$2,948	$5,096
HMAC 2004-2	May 10, 2004	1,939	3,240
HMAC 2004-3	June 30, 2004	362	1,056
HMAC 2004-4	August 16, 2004	1,544	3,749
HMAC 2004-5	September 28, 2004	4,545	6,178
HMAC 2004-6	November 17, 2004	9,723	14,321
OMAC 2005-1	January 31, 2005	13,331	14,721
OMAC 2005-2	April 5, 2005	14,259	11,302
OMAC 2005-3	June 17, 2005	16,091	14,656
OMAC 2005-4	August 25, 2005	12,491	12,552
OMAC 2005-5	November 23, 2005	8,916	11,140
OMAC 2006-1	March 23, 2006	13,219	-
OMAC 2006-2	June 26, 2006	4,831	-

Total		$104,199	$98,011

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2006 and 2005 were as follows

	2006	2005
Prepayment speeds (CPR)	36.25%	28.65%
Weighted-average-life	4.18	2.83
Expected credit losses	0.74%	1.07%
Discount rates	16.81%	14.90%
Interest rates	Forward LIBOR Yield curve	Forward LIBOR Yield curve

Loan Servicing

Loan servicing consists of customer service operations, remittance processing, collections and loss mitigation, institution and maintenance of foreclosure and bankruptcy proceedings, accounting and other services. OFS subcontracts a substantial portion of its servicing obligations to independent third parties pursuant to sub-servicing agreements. The servicing, although subcontracted, is generally done under the OFS name and as such is transparent to the consumer. It is cost efficient for OFS to use third-party sub-servicers. Additionally, some rating agencies required third-party sub-servicers in order to achieve higher assigned bond ratings on OFS’s securitizations. Currently, OFS continually monitors the performance of servicers or sub-servicers through performance reviews and regular site visits. Servicing fees are charged on the declining principal balances of loans serviced and generally are 0.25% per annum for fixed rate mortgages, 0.375% per annum for adjustable rate mortgages, 0.50% per annum for lower credit quality mortgages and 0.50% per annum for properties secured by second liens. As of December 31, 2006, OFS subcontracted out 41,659 loans with a principal value of $9,392 million.

Related Services

OFS performs several loan servicing functions that similar loan servicers typically outsource to third parties. OFS believes the integration of these functions gives OFS a competitive advantage by lowering overall servicing costs and enabling OFS to provide a high level of service to the Company’s mortgage customers and mortgage investors. OFS’s integrated services include property tax payment processing, acting as a foreclosure trustee, performing property inspections and insurance tracking and premium payment processing.

The following table sets forth certain information regarding the OFS loan servicing portfolio.

(in thousands)

Servicing Portfolio by Category as of December 31, 2006
	Principal Outstanding	# of Loans	Average Age in Months
Prime Agencies (FNMA, FHLMC)	$2,939,596	14	11
Government Agencies (GNMA)	748,599	6	24
Private Label Securitizations	5,704,642	22	18
Total	$9,392,837	42	17

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES

If the Company's Board of Directors determines that additional funding is required, the Company may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Code concerning distribution requirements and the taxability of undistributed net taxable income) or a combination of these methods. In the event that the Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

The Company has authority to offer Class A Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire shares and may engage in such activities in the future.

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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

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

General

Opteum has elected to be taxed as a REIT under the Code commencing with its initial taxable period ended December 31, 2003. Opteum believes that it has been organized and operated, and intends to continue to be organized and to operate, in a manner so as to qualify as a REIT. However, no assurance can be given that Opteum in fact qualifies or will remain qualified as a REIT.

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

So long as Opteum qualifies for taxation as a REIT, Opteum generally will be permitted an income tax deduction for qualifying dividends that Opteum distributes to its stockholders. As a result, Opteum generally will not be required to pay federal income taxes on its net taxable income that is currently distributed to its stockholders. This treatment substantially eliminates the "double taxation" that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. Under current law, dividends received by non-corporate U.S. stockholders through 2010 from certain U.S. corporations and qualified foreign corporations generally are eligible for taxation at the rates applicable to long-term capital gains (a maximum of 15%). This substantially reduces, but does not completely eliminate, the double taxation that has historically applied to corporate dividends. With limited exceptions, however, dividends paid by Opteum or other entities that are taxed as REITs are not eligible for the reduced rates on dividends, and will continue to be taxed at rates applicable to ordinary income, which will be as high as 35% through 2010.

Even as a REIT, however, Opteum will be subject to federal taxation, as follows:

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

▪	Opteum could be subject to a 100% excise tax if its dealings with any of its taxable REIT subsidiaries are not at arm's length.

In addition, OFS has elected to be treated as a taxable REIT subsidiary, which is an entity that is subject to federal, state, and local income taxation. OFS’s ability to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is also subject to certain limitations.

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

Tax Effect of Subsidiaries

Opteum owns 92.5% of the stock of OFS. Opteum has made an election to treat OFS as a taxable REIT subsidiary. A taxable REIT subsidiary may earn income that would be nonqualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of all outstanding stock of a taxable REIT subsidiary. However, no more than 20% of a REIT's assets may consist of the securities of taxable REIT subsidiaries. Any dividends that a REIT receives from a taxable REIT subsidiary will generally be eligible to be taxed at the preferential rates applicable to qualified dividend income and, for purposes of REIT gross income tests, will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year (although the taxable REIT subsidiary may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). Additionally, if a taxable REIT subsidiary pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, an excise tax equal to 100% of such excess will be imposed.

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

Prohibited Transaction Income

Any gain realized by Opteum on the sale of any asset other than foreclosure property, held as inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business, will be prohibited transaction income and subject to a 100% excise tax. Prohibited transaction income may also adversely affect Opteum's ability to satisfy the gross income test for qualification as a REIT. Whether an asset is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all facts and circumstances surrounding the particular transaction. While the Code provides a safe harbor which, if met, would cause a sale of an asset to not be treated as a prohibited transaction, Opteum may not be able to meet the requirements of the safe harbor in all circumstances. Any sales of assets made through a taxable REIT subsidiary, such as OFS, will not be subject to the prohibited transaction tax but will be subject to regular corporate income taxation.

Asset Tests

At the close of each quarter of its taxable year, Opteum must satisfy four tests relating to the nature and diversification of its assets. First, at least 75% of the value of its total assets must be represented by real estate assets, cash, cash items and government securities. Second, not more than 25% of its total assets may be represented by securities, other than those securities included in the 75% asset test. Third, the value of the securities Opteum owns in any taxable REIT subsidiaries, in the aggregate, may not exceed 20% of the value of its total assets. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of Opteum's total assets and Opteum generally may not own more than 10% by vote or value of any one issuer's outstanding securities, in each case except with respect to securities of qualified REIT subsidiaries or taxable REIT subsidiaries and in the case of the 10% value test except with respect to "straight debt" having specified characteristics and other excluded securities, as described in the Code, including, but not limited to, any loan to an individual or an estate, any obligation to pay rents from real property and any security issued by a REIT. In addition, (i) Opteum's interest as a partner in a partnership is not considered a security for purposes of applying the 10% value test; (ii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership if at least 75% of the partnership's gross income is derived from sources that would qualify for the 75% gross income test, and (iii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership to the extent of Opteum's interest as a partner in the partnership.

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

Annual Dividend Distribution Requirements

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

Excess Inclusion Income

If Opteum acquires a residual interest in a REMIC, Opteum may realize excess inclusion income. In addition, if Opteum is deemed to have issued debt obligations having two or more maturities, the payments on which correspond to payments on mortgage loans owned by it, such arrangement will be treated as a taxable mortgage pool for federal income tax purposes. If all or a portion of Opteum is treated as a taxable mortgage pool, its qualification as a REIT generally should not be impaired. However, a portion of Opteum's taxable net income derived from such a taxable mortgage pool could be characterized as excess inclusion income. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a residual interest in a REMIC or a taxable mortgage pool interest over (ii) the sum of an amount for each day in the calendar quarter equal to the product of (a) the adjusted issue price at the beginning of the quarter multiplied by (b) 120% of the long-term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). Opteum’s excess inclusion income, if any, would be subject to the distribution requirements applicable to REITs, notwithstanding that Opteum may not receive current cash in respect of such amounts. Recently issued IRS guidance indicates that any excess inclusion income recognized by Opteum is to be allocated among its stockholders in proportion to Opteum’s dividends paid. A stockholder's share of any excess inclusion income could not be offset by the stockholder’s net operating losses, would be subject to tax as unrelated business taxable income to a tax-exempt holder, and would be subject to federal income tax withholding (without reduction pursuant to any otherwise applicable income tax treaty) with respect to amounts allocable to non-U.S. stockholders. In addition, to the extent Opteum’s stock is held in record name by tax-exempt entities that are not subject to unrelated business income tax, or “disqualified organizations,” Opteum would be taxable on its excess inclusion income allocated to such stockholders at the highest corporate tax rate (currently 35%). Moreover, although the law is not entirely clear, the IRS has taken the position that, to the extent Opteum’s stock owned by disqualified organizations is held in street name by a broker/dealer or other nominee, the broker/dealer or nominee would be liable for a tax at the highest corporate income tax rate on Opteum’s excess inclusion income, if any, allocable to such disqualified organization. Although Opteum does not currently generate excess inclusion income, it is possible that Opteum may generate excess inclusion income in future periods.

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

State, Local and Foreign Taxation

Opteum may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which Opteum transacts business or makes investments, and Opteum's stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. Opteum's state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. OFS has elected to be treated as a taxable REIT subsidiary, which is an entity that is subject to federal, state and local income taxation. In addition, the ability of OFS to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is subject to certain limitations.

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

COMPETITION

Competition at Opteum

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

Competition at OFS

OFS faces intense competition, primarily from commercial banks, savings and loans, and other independent mortgage lenders, including internet-based lending companies and other mortgage REITs. Competitors with lower costs of capital have a competitive advantage over OFS. In addition, establishing a mortgage lending operation such as OFS’s requires a relatively small commitment of capital and human resources, which permits new competitors to enter the markets quickly and to effectively compete with OFS. Furthermore, national banks, thrifts and their operating subsidiaries are generally exempt from complying with many of the state and local laws that affect the Company’s operations, such as the prohibition on prepayment penalties. Thus, they may be able to provide more competitive pricing and terms than OFS can offer. As mortgage products are offered more widely through alternative distribution channels, such as the internet, OFS may be required to make significant changes to its current wholesale, conduit and retail structures and information systems to compete effectively.

EMPLOYEES

As of December 31, 2006, Opteum had 14 full-time employees and OFS had 878 full time and 9 part-time employees.

AVAILABLE INFORMATION

The Internet address of the Company's corporate website is http://www.opteum.com. The Company provides copies of its periodic reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by its directors, executive officers and 10% stockholders (on Forms 3, 4 and 5) available free of charge through its website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “Commission”). The Company may from time to time provide important disclosures to investors by posting them in the investor relations section of its website, as allowed by securities rules.

The Company’s filings with the Commission may be read and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet website at http://www.sec.gov that contains the Company’s reports, proxy information statements and other information regarding the Company that it will file electronically with the Commission.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OPTEUM’S MBS PORTFOLIO

Interest rate mismatches between Opteum’s adjustable-rate securities and its borrowings used to fund purchases of the mortgage-related securities may reduce net income or result in a loss during periods of changing interest rates.

As of December 31, 2006, 75.0% of the fair value of the MBS in Opteum’s portfolio was adjustable rate MBS and 2.7% were hybrid adjustable rate MBS, and these percentages may increase as Opteum modifies the mix of securities in the portfolio. This means that the interest rates of the securities may vary over time based on changes in a short-term interest rate index, of which there are many. Opteum finances its acquisitions of adjustable-rate securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but perhaps with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate securities. Short-term interest rates are ordinarily lower than longer-term interest rates. During periods of changing interest rates, this interest rate mismatch between Opteum’s assets and liabilities could reduce or eliminate net income and dividend yield and could cause Opteum to suffer a loss. In particular, in a period of rising interest rates, Opteum could experience a decrease in, or elimination of, net income or a net loss because the interest rates on Opteum’s borrowings adjust faster than the interest rates on the adjustable-rate securities.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce Opteum’s net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), Opteum’s borrowing costs may increase more rapidly than the interest income earned on assets. Because Opteum’s assets may bear interest based on longer-term rates than its borrowings, a flattening of the yield curve would tend to decrease net income and the market value of mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease Opteum’s net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event Opteum’s borrowing costs may exceed its interest income and it could incur operating losses.

Currently the Company’s weighted average borrowing cost exceeds the weighted average yield on the MBS in its portfolio. Management expects this negative net interest margin to be extinguished by the third quarter of 2007. In the event this fails to occur, the Company may reposition the portfolio of MBS so as to restore a positive net interest margin. Such actions could result in losses being recorded upon sale and thus permanently impairing stockholder’s equity.

A significant portion of Opteum’s portfolio consists of fixed-rate MBS, which may cause Opteum to experience reduced net income or a loss during periods of rising interest rates.

As of December 31, 2006, 22.3% of the fair value of MBS in Opteum’s portfolio consisted of fixed-rate and balloon maturity MBS. Because the interest rate on a fixed-rate mortgage never changes, over time there can be a divergence between the interest rate on the loan and the current market interest rates. Opteum funds its acquisition of fixed-rate MBS with short-term repurchase agreements and term loans. During periods of rising interest rates, Opteum’s costs associated with borrowings used to fund the acquisition of fixed-rate assets are subject to increases while the income it earns from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate MBS that Opteum purchases and the borrowings used to purchase them, which would reduce net interest income and could cause Opteum to suffer a loss.

Increased levels of prepayments on the mortgages underlying Opteum’s mortgage-related securities might decrease net interest income or result in a net loss.

Pools of mortgage loans underlie the mortgage-related securities that Opteum acquires. Opteum generally receives payments that are made on these underlying mortgage loans. When Opteum acquires mortgage-related securities, it anticipates that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected it results in corresponding prepayments on the mortgage-related securities that are faster than expected. Faster-than-expected prepayments could potentially harm the results of Opteum’s operations in various ways, including the following:

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

As of December 31, 2006, the adjustable-rate MBS in Opteum’s portfolio were subject to a weighted average lifetime interest rate cap of 10.3% and a weighted average periodic interest rate cap of 1.8% and the hybrid adjustable-rate MBS in Opteum’s portfolio were subject to a weighted average lifetime interest rate cap of 10.3% and a weighted average periodic interest rate cap of 2.0%. Interest rate caps on Opteum’s MBS could reduce its net interest income or cause it to suffer a net loss if interest rates were to increase beyond the level of the caps.

Opteum may not be able to purchase interest rate caps at favorable prices, which could cause the Company to suffer a loss in the event of significant changes in interest rates.

Opteum’s policies permit it to purchase interest rate caps to help it reduce Opteum’s interest rate and prepayment risks associated with investments in mortgage-related securities. This strategy potentially helps the Company reduce Opteum’s exposure to significant changes in interest rates. A cap contract is ultimately no benefit to Opteum unless interest rates exceed the target rate. If Opteum purchases interest rate caps but does not experience a corresponding increase in interest rates, the costs of buying the caps would reduce Opteum’s earnings. Alternatively, Opteum may decide not to enter into a cap transaction due to its expense, and it would suffer losses if interest rates later rise substantially. Opteum’s ability to engage in interest rate hedging transactions is limited by the REIT gross income requirements. See "Legal and Tax Risks" below.

Opteum’s leverage strategy increases the risks of Opteum’s operations, which could reduce net income and the amount available for distributions to stockholders or cause Opteum to suffer a loss.

Opteum generally seeks to borrow between eight and twelve times the amount of Opteum’s equity, although at times its borrowings may be above or below this amount. For purposes of this calculation, Opteum treats trust preferred securities as an equity capital equivalent. The Company incurs this indebtedness by borrowing against a substantial portion of the market value of its mortgage-related securities. The Company’s total indebtedness, however, is not expressly limited by its policies and will depend on its and its prospective lender's estimate of the stability of its portfolio's cash flow. As a result, there is no limit on the amount of leverage that Opteum may incur. Opteum faces the risk that it might not be able to meet its debt service obligations or a lender's margin requirements from its income and, to the extent Opteum cannot, it might be forced to liquidate some of its assets at unfavorable prices. Opteum’s use of leverage amplifies the risks associated with other risk factors, which could reduce its net income and the amount available for distributions to stockholders or cause it to suffer a loss. For example:

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

An increase in interest rates may adversely affect the Company’s stockholder’s equity, which may harm the value of its Class A Common Stock.

Increases in interest rates may negatively affect the fair market value of the Company’s mortgage-related securities. The Company’s fixed-rate MBS will generally be more negatively affected by such increases. In accordance with GAAP, the Company will be required to reduce the carrying value of the Company’s mortgage-related securities by the amount of any decrease in the fair value of mortgage-related securities compared to amortized cost. If unrealized losses in fair value occur, the Company will have to either reduce current earnings or reduce stockholders' equity without immediately affecting current earnings, depending on how it classifies the mortgage-related securities under GAAP. In either case, the Company’s stockholder’s equity will decrease to the extent of any realized or unrealized losses in fair value.

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

Opteum’s use of repurchase agreements to borrow funds may give Opteum’s lenders greater rights in the event that either Opteum or any of its lenders file for bankruptcy, which may make it difficult for it to recover its collateral in the event of a bankruptcy filing.

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

Opteum’s net income largely depends on its ability to acquire mortgage-related securities at favorable spreads over its borrowing costs. In acquiring mortgage-related securities, Opteum competes with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related securities, many of which have greater financial resources than Opteum does. Additionally, many of Opteum’s competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, Opteum may not be able to acquire sufficient mortgage-related securities at favorable spreads over its borrowing costs, which would harm its results of operations.

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

RISKS RELATED TO OFS'S ORIGINATION BUSINESS

If OFS does not obtain the necessary state licenses and approvals, OFS will not be allowed to acquire, fund or originate mortgage loans in some states, which would adversely affect OFS’s operations.

Certain states in which OFS does business require that OFS be licensed to conduct business. As part of Opteum’s acquisition of OFS, OFS will be required to reapply for new licenses and approvals under existing licenses. The Company cannot assure that all the necessary licenses and approvals can be obtained in a timely manner or at all.

OFS’s failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of OFS’s business could harm OFS’s operations and profitability.

As a mortgage lender, loan servicer and broker, OFS is subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations and to properly program OFS’s technology systems and effectively train OFS’s personnel with respect to all of these laws and regulations, thereby potentially increasing OFS’s exposure to the risks of noncompliance with these laws and regulations. OFS’s failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licensure;

•	damage to OFS’s reputation in the industry;

•	inability to sell or securitize OFS’s loans;

•	demands for indemnification or loan repurchases from purchasers of OFS’s loans;

•	fines and penalties and litigation, including class action lawsuits; or

•	administrative enforcement actions.

Any of these results could harm OFS’s retained residual interests in securitizations and thus OFS’s results of operations, financial condition and business prospects.

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

In recent years, OFS has experienced growth at rates that have applied pressure to OFS’s management, administrative, operational and financial infrastructure. OFS expects to continue to experience those and other pressures on its organization, including the need for OFS to hire additional experienced personnel to meet its growth and OFS’s needs related to its ability to originate quality loans in accordance with its current mortgage loan origination focus and strategies. OFS expects to need to attract and hire additional experienced managers and loan officers in a competitive hiring environment and, at the same time, continue to upgrade and expand financial, operational and managerial systems and controls. The Company cannot assure that OFS will be able to meet its capital needs, expand its systems effectively or hire and retain qualified employees in sufficient numbers to meet its requirements. Any failure by OFS to manage its current level of business or its growth effectively may result in increased costs and decreased loan production, and could negatively affect the Company’s business, financial condition, liquidity, profitability, cash flows, and the Company’s ability to make distributions to its stockholders.

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

A significant percentage of OFS’s mortgage originations have been to customers refinancing an existing loan to obtain a lower interest rate. Rising interest rates would reduce the number of potential customers that can achieve a lower interest rate from refinancing, and to a lesser extent the number of potential customers that can afford to buy homes, and consequently would substantially reduce the amount of loans originated by OFS’s loan origination business and the revenue therefrom. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their fixed and adjustable rate mortgages at lower long-term fixed interest rates. In addition, rising interest rates are likely to reduce the margins achieved by OFS. While the prospect of rising interest rates has been incorporated into OFS’s projections, if interest rates rose to the point where mortgage originations slowed more than expected or if margins decreased more than expected, OFS would not earn the income it projects from its mortgage origination business, and could suffer losses. While rising interest rates generally have a beneficial impact on OFS’s mortgage servicing business, the negative impact from rising interest rates on OFS’s mortgage origination business is generally greater than the offsetting beneficial impact, and consequently, in a period of rising interest rates, OFS’s earnings are projected to decline.

A disruption in market conditions could reduce the prices at which OFS is able to sell its originated or acquired loan inventory and therefore negatively impact its results of operations.

The profitability of OFS is based, in part, on its ability to originate or acquire mortgages and sell them, either through the securitization market or whole market, at a profit. Disruptions in the whole loan or securitization market brought about by deteriorating credit performance of recent mortgage originations, liquidity concerns with respect to originators or other market participants, among other factors, may affect prices buyers are willing to pay to acquire mortgage loans. To the extent such prices do not exceed OFS’s cost to originate or acquire such loans, OFS may incur losses upon sales of such loans.

OFS may have to repurchase loans it sells to the whole loan market due to early payment defaults.

When OFS sells loans to the whole loan market it may be required to repurchase loans upon which the underlying borrowers default in the payment of principal or interest. When such borrowers fail to make their initial payments (referred to as Early Payment Defaults or EPD’s) the contractual arrangements under which the sale was executed may require OFS to repurchase the loan from the buyer. In these cases, OFS may be obligated to repurchase such loans at prices greater than their then fair market value, which could have a material and adverse affect on OFS’s results of operations. When OFS purchases loans from a third-party seller that it then sells into the whole loan market, OFS obtains representations and warranties from the third-party seller that sold the loans to it that generally parallel the representations and warranties it provided to its purchasers of such loans. As a result, the Company believes that OFS has the potential for recourse against the third-party seller of the loans. However, if OFS does not have recourse against the third-party seller, or if the original third-party seller is not in a financial position to be able to repurchase the loan, OFS may not be able to recoup the cash resources used to repurchase such loans and therefore may be required to sell such loans at prices less than their repurchase price, thus incurring a loss upon resale. Further, if OFS is unable to obtain recourse from such third-party sellers, such inability could materially negatively affect OFS’s liquidity, financial position and results of operations, which in turn could negatively affect the Company’s liquidity, financial position and results of operations.

The value of OFS’s mortgage servicing rights may be harmed by falling interest rates.

OFS could suffer losses from its mortgage servicing business if interest rates remain low enough to cause a large number of borrowers whose loans are being serviced by OFS’s servicing business to refinance. In such instance, OFS would experience high amortization and possibly impairment of its servicing assets, and would likely experience a loss from its servicing business.

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

Retaining subordinated interests in securitizations exposes OFS to increased credit risk.

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

The mortgage banking industry generally is subject to seasonal variations, especially in states with adverse winter weather. Purchase money mortgage loan originations generally experience greater seasonal fluctuations than refinancings, which tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes in OFS’s markets, and accordingly purchase money mortgage originations, typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs in OFS’s mortgage banking operations. The magnitude of seasonal variations is beyond OFS’s control and could adversely affect OFS’s business, especially if OFS is unable to take advantage of increased mortgage volume during peak periods, or if peak periods do not produce anticipated mortgage volume. These variations may affect OFS’s revenues, results of operations, financial condition and business prospectus, which in turn may affect the Company’s revenues, results of operations, financial condition, business prospectus and ability to make distributions to the stockholders.

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

In the case of certain loan products, OFS does not receive full documentation of the borrower's income and/or assets. Instead, OFS bases its credit decision on the borrower's credit score and credit history, the value of the property securing the loan and the effect of the loan on the borrower's debt service requirements. For the year ended December 31, 2006, OFS received less than full documentation of the borrower's income and/or assets on approximately 74% of mortgage loans, as measured by principal balance, that OFS originated. The Company believes that there is a higher risk of default on loans where there is less than full documentation of the borrower's income and/or assets.

Some of the loans that OFS originates are subprime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

OFS currently originates subprime loans, although all subprime loans are sold in the secondary market and none are retained in its portfolio. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. In whole loan sales, OFS’s risk of delinquency typically only extends to the first payment. OFS also assumes the risks of delinquency and default for loans that it is obligated to repurchase. OFS attempts to manage these risks with risk-based loan pricing and appropriate underwriting policies. However, the Company cannot assure that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control OFS’s delinquency and default risks and do not result in appropriate loan pricing, its business, financial condition, liquidity and results of operations could be harmed. During the year ended December 31, 2006, OFS originated approximately $274 million of subprime mortgage loans, which constituted 4.3% of its total originations.

OFS faces intense competition that could harm its market share and its revenues.

OFS faces intense competition from commercial banks, savings and loan associations and other finance and mortgage banking companies, as well as from Internet-based lending companies and other lenders participating on the Internet. Entry barriers in the mortgage industry are relatively low and increased competition is likely. As OFS seeks to expand its business, it will face a greater number of competitors, many of whom will be well-established in the markets OFS seeks to penetrate. Many of its competitors are much larger than OFS, have better name recognition than OFS and have far greater financial and other resources. OFS cannot assure that it will be able to effectively compete against them or any future competitors.

In addition, competition may lower the rates OFS is able to charge borrowers, thereby potentially lowering the amount of income on future loan sales and sales of servicing rights. Increased competition also may reduce the volume of OFS’s loan originations and loan sales. OFS cannot assure that it will be able to compete successfully in this evolving market.

Geographic concentration of mortgage loans that OFS originates or purchases increases OFS’s exposure to risks in those areas.

Concentration of mortgage loans that OFS originates or purchases in any one geographic area increases OFS’s exposure to the economic and natural hazard risks associated with that area. Declines in the residential real estate markets in which OFS is concentrated may reduce the values of the properties collateralizing mortgages which in turn may increase the risk of delinquency, foreclosure, bankruptcy, or losses from those loans. To the extent that a large number of loans are impaired, OFS’s financial condition and results of operations may be adversely affected, which in turn may adversely affect the Company’s financial condition and results of operations.

To the extent that OFS has a large number of loans in an area affected by a natural disaster, OFS may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricane Katrina and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease OFS’s ability to recover losses on properties affected by such disasters and could harm OFS’s retained residual interests in securitizations and thus OFS’s financial condition and results of operations, which could in turn harm the Company’s financial condition and results of operations.

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

• the level and volatility of interest rates; and

• the quality of OFS’s loans.

OFS’s ability to sell mortgage loans to third parties also depends on its ability to remain eligible for the programs offered by Fannie Mae and Freddie Mac. If the criteria for mortgage loans to be accepted under these programs changes or if OFS loses its eligibility for any reason, or if its eligibility is impaired, then the mortgage banking business would be harmed. Changes in laws in the states where OFS operates could adversely affect its ability to sell loans. OFS’s profitability from participating in any of these programs may vary depending on a number of factors, including administrative costs of originating and selling qualifying mortgage loans, and the costs imposed upon OFS by the purchasers' programs. Any decline in profitability from participating in these programs would harm OFS’s mortgage banking business.

OFS may have to repurchase loans it sells to the whole loan market and loans it sells via securitizations.

OFS may be required to repurchase loans that are the subject of fraud, irregularities in its loan files or process, or that result in OFS breaching the representations and warranties in the contract of sale. In addition, when OFS sells loans to the whole loan market it may be required to repurchase loans upon which the underlying borrowers default in the payment of principal or interest. In these cases, OFS may be obligated to repurchase loans at prices greater than their then fair market value, which could have a material and adverse affect on OFS’s liquidity, financial position and results of operations. When OFS purchases loans from a third-party seller that it then sells into the whole loan market or to a securitization trust, OFS obtains representations and warranties from the third-party seller that sold the loans to it that generally parallel the representations and warranties it provided to its purchasers of such loans. As a result, the Company believes that OFS has the potential for recourse against the third-party seller of the loans. However, if OFS does not have recourse against the third-party seller, or if the original third-party seller is not in a financial position to be able to repurchase the loan, OFS may have to use cash resources to repurchase such loans at prices greater than their then fair market value, which could materially and adversely affect OFS’s liquidity, financial position and results of operations.

RISKS RELATED TO OFS’S FUNDING FACILITIES

Failure to timely renew or obtain adequate financing under OFS’s funding facilities may harm OFS’s liquidity, financial condition and results of operations.

OFS is substantially dependent upon certain funding facilities entered into in the ordinary course of OFS’s business for financing its mortgage loan originations and its acquisitions of mortgage loans from third-party sellers. These funding facilities generally expire in less than one year and are usually renewed on an annual basis. Any failure to timely renew or obtain adequate financing under these funding facilities for any reason, including OFS’s inability to meet the covenants contained in such facilities, could harm OFS’s liquidity, financial condition and results of operations, which in turn could harm the Company’s liquidity, financial condition and results of operations and the Company’s ability to make distributions to its stockholders. Further, any increase in the cost of OFS’s financing in excess of any increase in the income derived from OFS’s mortgage assets could harm OFS’s results of operations, which in turn could harm the Company’s results of operations and the Company’s ability to make distributions to its stockholders. Any failure to timely renew these financing facilities could result in the cessation of OFS’s operations unless and until OFS is able to obtain adequate alternative financing.

The terms of OFS’s funding facilities contain restrictive financial and other covenants. The failure to satisfy any of these covenants may restrict OFS’s ability to pay dividends to the Company and could result in the termination of OFS’s funding facilities.

The terms of OFS’s funding facilities contain restrictive financial and other covenants that, among other things, will require OFS to maintain a minimum ratio of total liabilities to tangible net worth, minimum levels of tangible net worth, liquidity and stockholders' equity, maximum leverage ratios, as well as to comply with applicable regulatory and other requirements. If OFS is not in compliance with these financial and other covenants in the funding facilities, its ability to pay dividends to Opteum may be restricted, which could reduce the earnings available for distribution to the Company’s stockholders. In addition, the failure to satisfy any of these covenants is generally deemed a default that gives OFS’s lenders the right to terminate OFS’s funding facilities absent the ability of OFS to cure such default or the waiver of such default by OFS’s lenders. During 2006, OFS was unable to satisfy or cure certain of these covenants and had to obtain default waivers from its lenders. There can be no assurance that OFS will be able to obtain similar default waivers in the future if OFS fails to satisfy any of its covenants. If OFS is unable to cure a default or obtain a waiver of a default from its lenders, OFS’s existing funding facilities could be terminated and OFS would then need to obtain alternative financing to continue its operations.

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

Competition in the securitization market may negatively affect OFS’s results of operations.

Competition in the business of sponsoring securitizations of the type OFS focuses on is increasing as Wall Street broker-dealers, mortgage REITs, investment management companies, and other financial institutions expand their activities or enter this field. Increased competition could reduce OFS’s securitization margins if OFS has to pay a higher price for the long-term funding of these assets. To the extent that OFS’s securitization margins erode, OFS’s results of operations will be negatively impacted, which in turn will negatively impact the Company’s results of operations.

Changes in accounting standards might cause OFS to alter the way it structures or accounts for securitizations.

Changes could be made to the current accounting standards which could affect the way OFS structures or accounts for securitizations. For example, if changes were made in the types of transactions eligible for gain on sale treatment, OFS may have to change the way it accounts for securitizations, which may harm OFS’s results of operations or financial condition and, correspondingly, may harm the Company’s results of operations or financial condition.

LEGAL AND TAX RISKS

If Opteum fails to qualify as a REIT, it will be subject to federal income tax as a regular corporation and may face a substantial tax liability.

Opteum intends to operate in a manner that allows it to qualify as a REIT for federal income tax purposes. However, REIT qualification involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under technical and complex provisions of the Code, as amended, or the Code, for which only a limited number of judicial or administrative interpretations exist. The determination that Opteum qualifies as a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. Accordingly, it is not certain Opteum will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize Opteum’s REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for Opteum to qualify as a REIT. If Opteum fails to qualify as a REIT in any tax year, then:

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

In addition, the REIT provisions of the Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business, other than foreclosure property. This 100% tax could impact Opteum’s ability to sell mortgage-related securities at otherwise opportune times if it believes such sales could result in Opteum being treated as engaging in prohibited transactions. However, Opteum would not be subject to this tax if it were to sell assets through a taxable REIT subsidiary. Opteum will also be subject to a 100% tax on certain amounts if the economic arrangements between it and its taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties. See "Certain Federal Income Tax Considerations."

Complying with REIT requirements may limit Opteum’s ability to hedge effectively, which could in turn leave it more exposed to the effects of adverse changes in interest rates.

The REIT provisions of the Code may substantially limit Opteum’s ability to hedge mortgage-related securities and related borrowings by generally requiring it to limit its income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of its gross income. In addition, Opteum must limit its aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources, to less than 5% of its annual gross income. As a result, Opteum may in the future have to limit the use of hedges or implement hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than Opteum would otherwise want to incur. If Opteum fails to satisfy the 25% or 5% limitations, unless its failure was due to reasonable cause and not due to willful neglect and it meets certain other technical requirements, it could lose its REIT qualification. Even if Opteum’s failure was due to reasonable cause, it may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect its profitability.

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

As a REIT, Opteum must distribute at least 90% of its annual net taxable income (excluding net capital gains) to stockholders. To the extent that Opteum satisfies this distribution requirement, but distributes less than 100% of its net taxable income, it will be subject to federal corporate income tax. In addition, Opteum will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under the Code. From time to time, Opteum may generate taxable income greater than its income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or its net taxable income may be greater than its cash flow available for distribution to its stockholders. If Opteum does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its mortgage-related securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax. These other sources could increase Opteum’s costs or reduce equity and reduce amounts available to invest in mortgage-related securities.

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

Possible legislative or other actions affecting REITs could adversely affect the Company and its stockholders.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Company’s business may be harmed by changes to the laws and regulations affecting it, including changes to securities laws and changes to the Code provisions applicable to the taxation of REITs. New legislation may be enacted into law, or new interpretations, rulings or regulations could be adopted, any of which could adversely affect the Company and the Company’s stockholders, potentially with retroactive effect.

Opteum may recognize excess inclusion income that would increase the tax liability of our stockholders.

If Opteum recognizes excess inclusion income and allocates it to stockholders, this income cannot be offset by net operating losses of the stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent the Company’s stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, it may incur a corporate level tax at the highest applicable corporate tax rate on the portion of Opteum’s excess inclusion income that is allocable to such disqualified organizations.

Excess inclusion income could result if Opteum holds a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if Opteum were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on the Companys mortgage-related securities securing those debt obligations (i.e., if Opteum was to own an interest in a taxable mortgage pool). However, Treasury regulations have not been issued regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. Opteum does not expect to acquire significant amounts of residual interests in REMICs, other than interests owned by OFS, which is treated as a separate taxable entity for these purposes. Opteum intends to structure borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Opteum does, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if Opteum should default on its obligations.

A portion of the Company’s distributions may be deemed a return of capital for U.S. federal income tax purposes.

The amount of the Company’s distributions to the holders of Class A Common Stock in a given quarter may not correspond to the taxable income for such quarter. To the extent the Company’s distributions exceed the Company’s net taxable income, the distribution will be treated as a return of capital for federal income tax purposes. A return of capital distribution will not be taxable to the extent of a stockholder's tax basis in its shares but will reduce a stockholder's basis in its shares of Class A Common Stock. In 2006 the Company’s distributions to the holder of Class A Common Stock exceeded its taxable income by $3.3 million.

The Company’s reported GAAP financial results differ from the taxable income results that drive its dividend distributions, and its consolidated balance sheet, income statement, and statement of cash flows as reported for GAAP purposes may be difficult to interpret.

The Company’s dividend distributions are driven by its dividend distribution requirements under the REIT tax laws and its profits as calculated for tax purposes pursuant to the Code. The Company’s reported results for GAAP purposes differ materially, however, from both its cash flows and its taxable income. OFS transfers mortgage loans or mortgage securities held as available-for-sale into securitization trusts to obtain long-term non-recourse funding for these assets. When OFS surrenders control over the transferred mortgage loans or mortgage securities held as available-for-sale, the transaction is accounted for as a sale. In the future, if OFS retains control over the transferred mortgage loans or mortgage securities available-for-sale, the transaction will be accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting these transactions are recorded differently. In securitization transactions that OFS accounts for as sales, OFS typically records a gain or loss on the assets transferred in its income statement and records the retained interests at fair value on its balance sheet. In securitization transactions that OFS accounts for as secured borrowings, which OFS may do in the future, OFS would consolidate all the assets and liabilities of the trust on its financial statements. As a result of this and other accounting issues, stockholders and analysts must undertake a complex analysis to understand the Company’s economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may hinder the trading of the Company’s stock or may lead observers to misinterpret its results.

Recent legislation related to corporate governance may increase the Company’s costs of compliance and its liability.

Recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, new Commission regulations and NYSE rules have increased the costs of corporate governance, reporting and disclosure practices. These costs may increase in the future due to the Company’s continuing implementation of compliance programs mandated by these requirements. In addition, these new laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against the Company in case of non-compliance, thereby increasing the Company’s risks of liability and potential sanctions.

Failure to maintain an exemption from the Investment Company Act would harm the Company’s results of operations.

The Company intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company fails to qualify for this exemption, its ability to use leverage would be substantially reduced and it would be unable to conduct its business. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in these qualifying real estate interests, with at least 25% of remaining assets invested in real estate-related securities. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, the Company’s ownership of these mortgage-related securities is limited by the provisions of the Investment Company Act.

As of December 31, 2006, 63.7% of the Company’s portfolio constituted qualifying interests in mortgage-related securities for purposes of the Investment Company Act. In satisfying the 55% requirement under the Investment Company Act, the Company treats as qualifying interests mortgage-related securities issued with respect to an underlying pool as to which it holds all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, the Company could be required to sell a substantial amount of its mortgage-related securities under potentially adverse market conditions. Further, in order to ensure that the Company at all times qualify for the exemption under the Investment Company Act, it may be precluded from acquiring mortgage-related securities whose yield is higher than the yield on mortgage-related securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate the Company’s net income.

OTHER RISKS

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

Terrorist attacks may harm the Company’s results of operations and the investments of stockholders. The Company cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying the Company’s mortgage-related securities or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying the Company’s mortgage-related securities or the securities markets in general, which could harm its operating results and revenues and may result in the volatility of the market value of its Class A Common Stock.

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

Changes in interest rates may reduce the Company’s liquidity, financial condition and results of operations resulting in a decline in the value of the Company’s Class A Common Stock.

The Company’s results of operations will be derived in part from the spread between the yield on Opteum’s MBS assets and the cost of Opteum’s borrowings. There is no assurance that there will be a positive spread in either high interest rate environments or low interest rate environments, or that the spread will not be negative as has recently been in the case. Changes in interest rates may reduce the Company’s liquidity, financial condition and results of operations and may cause the Company’s funding costs, both at Opteum and OFS, to exceed income. In addition, during periods of high interest rates, the Company’s dividend yield on its Class A Common Stock may be less attractive compared to alternative investments of equal or lower risk. Each of these factors could negatively affect the market value of the Company’s Class A Common Stock.

The Company’s financial position has deteriorated during 2006. Continued deterioration may negatively affect the Company’s liquidity, results of operations and the value of the Company’s Class A Common Stock.

The Company’s financial position deteriorated during 2006 due in part to an inverted yield curve and competitive conditions in the mortgage origination market. Although the Company has taken actions and is evaluating other actions intended to improve the Company’s financial position and liquidity, there can be no assurance that the Company’s efforts will be successful. Continued deterioration may negatively affect liquidity, results of operations and the value of the Company’s Class A Common Stock.

Opteum has guaranteed certain obligations of OFS. If OFS fails to meet its financial obligations, Opteum may be forced to liquidate certain of Opteum’s MBS assets to satisfy these guarantees which could negatively affect the Opteum’s liquidity, results of operations and the value of the Company’s Class A Common Stock and may result in margin calls from Opteum’s lenders.

Opteum has guaranteed certain obligations of OFS, including obligations under OFS’s funding facilities. Although OFS’s funding facilities are secured by collateral, if OFS is unable to fulfill its obligations under such facilities and the value of the collateral is insufficient to repay OFS’s obligations, Opteum may be required to pay such deficiency under its guarantees of OFS’s obligations. To pay such deficiency, Opteum may be required to sell MBS portfolio assets to generate the cash necessary to pay OFS’s creditors and such sales may negatively affect the Company’s liquidity, results of operations and the value of the Company’s Class A Common Stock. These sales may also result in margin calls from Opteum’s lenders and transaction counterparties.

The Company’s board of directors may change its operating policies and strategies without prior notice or stockholder approval and such changes could harm its business and results of operations and the value of its Class A Common Stock.

Although the Company’s board of directors has no current plans to do so, it has the authority to modify or waive its current operating policies and its strategies (including its election to operate as a REIT) without prior notice to the stockholder and without stockholders approval. Any such changes to the Company’s current operating policies and strategies may be unsuccessful and may have an adverse effect on its business, operating results and the market value of its Class A Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

 None.

ITEM 2. PROPERTIES.

The Company believes its properties and leasehold interests are adequate for the conduct of its business as currently conducted.

The Company's executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida 32963, an office building that Opteum purchased in December 2004.

In addition, OFS’s primary office space is leased at W115 Century Road, Paramus, NJ 07652. This lease expires May 31, 2009. The annual rent for this location is approximately $840,000.

As of December 31, 2006, OFS leased offices in an additional 33 locations in 8 states, with remaining lease terms expiring at various dates through December 14, 2012. The aggregate annual rent for these locations is approximately $6.0 million.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's Class A Common Stock is listed on the NYSE under the symbol "OPX". The Company's trading symbol on the NYSE was previously “BMM” and traded as “BMM” from September 16, 2004 through February 9, 2006. The Company changed its name from Bimini Mortgage Management, Inc. to Opteum Inc. and its NYSE symbol to “OPX” effective February 10, 2006. On March 6, 2007, the last sales price of the Class A Common Stock on the NYSE was $4.70 per share. The following table sets forth the high and low closing sale prices for the Company's Class A Common Stock as reported on the NYSE during 2005 and 2006.

	Class A Common Stock
	2005		2006
	High	Low	High	Low
First Quarter	$15.91	$13.80	$9.94	$7.78
Second Quarter	$15.10	$13.23	$9.19	$7.85
Third Quarter	$14.25	$11.25	$8.95	$7.94
Fourth Quarter	$11.31	$8.85	$8.60	$6.80

As of January 3, 2007, the Company had 24,515,717 shares of Class A Common Stock outstanding, which were held by 478 holders of record. The 477 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of over 100 beneficial owners of the Company's Class A Common Stock.

As of January 3, 2007, the Company had 319,388 shares of Class B Common Stock outstanding, which were held by 2 holders of record.

As of January 3, 2007, the Company had 319,388 shares of Class C Common Stock outstanding, which were held by one holder of record.

There is no established public trading market for Class B Common Stock or Class C Common Stock.

DIVIDEND DISTRIBUTION POLICY

  The Company’s ability to distribute the earnings of its taxable REIT subsidiary, OFS, is accomplished through the payment of some or all of their after-tax net income in the form of dividends to the parent. Certain contractual agreements with OFS’s lenders may, under certain circumstances, limit the ability of OFS to pay dividends to the parent. Such restrictions also apply to interest on Opteum’s inter-company loans to OFS.

The following table sets forth the cash distributions declared per share on the Company’s Class A and Class B Common Stock in 2006 and 2005:

Cash Distributions Declared Per Share
	2005	2006
First Quarter	$0.53	$0.11
Second Quarter	$0.40	$0.25
Third Quarter	$0.38	$0.05
Fourth Quarter	$0.14	$0.05

In order to maintain its qualification as a REIT under the Code, Opteum must make distributions to its stockholders each year in an amount at least equal to:

•	90% of its REIT taxable income (computed without regard to Opteum's deduction for dividends paid and its net capital gains);

•	plus 90% of the excess of net income from foreclosure property over the tax imposed on such income by the Code;

•	minus any excess non-cash income that exceeds a percentage of its income.

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

The $0.05 dividend for the fourth quarter 2006, as shown in the foregoing schedule, will be treated for tax purposes for both the Company and its stockholders as a year 2007 dividend.  While this dividend was declared by the Board of Directors in 2006, both the shareholder of record date and the payment date occurred in 2007.  For GAAP financial reporting purposes, the dividend is a year 2006 event because it was declared by the Board of Directors in December 2006.

Opteum anticipates that distributions generally will be taxable as ordinary income to its stockholders, although a portion of such distributions may be designated by it as capital gain or may constitute a return of capital, as occurred in 2006. Opteum furnishes annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2006, regarding the number of shares of Class A Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Total number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-	-	-
Equity compensation plans not approved by security holders (2)	504,644 (3)	-	3,495,356 (4)
Total	504,644	-	3,495,356

(1) The Company has no equity compensation plans that have been approved by shareholders.
(2) Equity compensation plans not approved by shareholders include the Opteum Inc. 2003 Long Term Incentive Plan (the “LTI Plan”) and the Opteum Inc. 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The LTI Plan is a broad-based equity incentive plan that permits the grant of stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the LTI Plan. The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  In 2006, no stock-based awards were made under the Performance Bonus Plan.  No shares of the Company’s stock have ever been issued under the Performance Bonus Plan.
(3) Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the LTI Plan and outstanding as of December 31, 2006.
(4) Represents the maximum number of shares remaining available for future issuance under the terms of the LTI Plan irrespective of the 10% limitation described in footnote 2 above (i.e., 4,000,000 shares less the 504,644 shares reflected in column (a) above). Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2006, the maximum number of shares remaining available for future issuance under the terms of the LTI Plan as of December 31, 2006, was 1,946,928 shares.

SHARE PRICE PERFORMANCE GRAPH

The following graph compares the total cumulative stockholder return from a $100 investment in the Company’s Class A Common Stock and in the stocks making up three comparative stock indices on September 16, 2004 (the date of the Company’s listing on the NYSE) through December 31, 2006. The graph reflects stock price appreciation and the value of dividends paid on the Class A Common Stock and for each of the comparative indices.

The above graph does not reflect the Company’s third quarter dividend paid on October 8, 2004, because the record date of this dividend was prior to the Company’s listing on the NYSE. Also, as noted above, this graph illustrates the Company’s return vs. three competitive stock indices including the Russell 2000 Index, the Dow Jones KBW Mortgage Finance Index, and an RMBS REIT Index developed by the Company. The Residential Mortgage-backed Securitization (“RMBS”) REIT Index weights Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Luminent Mortgage Capital, Inc. and MFA Mortgage Investments, Inc. by market cap at the beginning of the same period.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows Company repurchases of its common stock for each calendar month during the quarter ended December 31, 2006.

Calendar Month	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
October 2006	-	$-	-	-
November 2006	16,809	7.84	-	-
December 2006	703	7.20	-	-
Total	17,512	$7.52	-	-

(1)    The shares indicated in this table represent shares of common stock deemed to be repurchased in connection with the withholding of a portion of shares of Class A Common Stock to cover taxes on vested phantom shares.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data is derived from the Company’s audited financial statements. The selected financial data should be read in conjunction with the more detailed information contained in the Company’s financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

 Readers are cautioned that because the merger with OFS did not close until the fourth quarter of 2005, the results of operations of OFS are only included in the Company’s results of operations for the period November 3, 2005 (date of merger) through December 31, 2006, making comparisons to the Company’s 2005 and 2004 results less meaningful.

Opteum Inc.
Selected Financial Data
(Amounts in thousands, except per share data)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	September 24, 2003 (inception) through December 31, 2003
Consolidated Statements of Operations Data:
Interest income	$255,008	$160,641	$49,634	$71
Interest expense	(241,483)	(123,659)	(22,635)	(20)
Net interest income	13,525	36,982	26,999	51

Other non-interest income	15,670	825	-	-
Net gain on sales of mortgage-backed-securities	-	1,994	95	-
Net servicing fee income (loss)	(8,199)	1,493	-	-
Expenses:
Compensation and related benefits	35,003	10,986	2,498	36
Other expenses	62,806	10,245	1,739	282
Total expenses	97,809	21,231	4,237	318
Minority Interest	49	-	-	-
Income tax benefit	27,218	4,220	-	-
Net income (loss)	$(49,546)	$24,283	$22,857	$(267)

Basic and diluted income (loss) per Class A common share	$(2.03)	$1.12	$1.97	$(0.54)
Weighted average number of Class A common shares outstanding, used in computing basic and diluted per share amounts	24,066	21,422	11,452	498
Basic and diluted income (loss) per Class B common share	$(1.99)	$1.16	2.05	$-
Weighted average number of Class B common shares outstanding, used in computing basic and diluted per share amounts	319	319	160	-
Dividends declared per Class A common share	$0.46	$1.45	$1.97	$-
Dividends declared per Class B common share	$0.46	$1.45	$1.06	$-

Consolidated Balance Sheet Data:

Mortgage-backed securities, at fair value	$5,715	$539	$72,074	$27,751
Mortgage-backed securities pledged as collateral, at fair value	2,803,019	3,493,490	2,901,159	197,991
Total mortgage-backed securities, at fair value	2,808,734	3,494,029	2,973,233	225,742
Total assets	3,937,634	4,805,102	3,128,418	245,286
Repurchase agreements	2,741,680	3,337,598	2,771,163	188,841
Long term obligations	103,097	103,097	-	-
Total liabilities	3,745,199	4,552,613	2,845,455	188,970
Total stockholders' equity	$192,435	$252,488	$282,962	$56,315
Class A common shares outstanding	24,516	23,567	20,369	4,012
Class A Redeemable preferred shares outstanding	-	1,223	-	-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the Securities and Exchange Commission (the “Commission”) or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in Part I - Item 1A - Risk Factors of this Form 10-K. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the Commission, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion of the financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

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

The Company’s ability to distribute the earnings of its taxable REIT subsidiary, OFS, is accomplished through the payment of some or all of their after-tax net income in the form of dividends to the parent. Certain contractual agreements with OFS’s lenders may, under certain circumstances, limit the ability of OFS to pay dividends to the parent. Such restrictions also apply to interest on Opteum’s inter-company loans to OFS described above.

RESULTS OF OPERATIONS

2006 v. 2005 PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the twelve months ended December 31, 2006, as compared to the Company’s results of operations for the twelve months ended December 31, 2005. Readers are cautioned that because the merger with OFS did not close until the fourth quarter of 2005, the results of operations of OFS are only included in the Company’s results of operations for the period November 3, 2005 through December 31, 2005, making comparisons to the Company’s prior year results less meaningful.

The Company’s results of operations for the twelve months ended December 31, 2006, were negatively affected by changes in various market interest rates, including short-term rates, due primarily to the monetary policy actions of the Federal Reserve during this period. The Company’s financing is based on short-term rates, which increased during these periods faster than the yields on Opteum’s MBS portfolio. The increase in short-term borrowing rates also negatively impacted the net interest spread earned by OFS on its mortgage loans held for sale due to increases in the funding costs associated with warehouse lines of credit used to fund its mortgage loan originations.

Consolidated net income/(loss) for the year ended December 31, 2006, was ($49.5) million, compared to $24.3 million for the year ended December 31, 2005, respectively. Consolidated net loss per basic and diluted share of Class A Common Stock was ($2.03) for the year ended December 31, 2006, compared to $1.12 of per share income, for the comparable prior periods.

Included in the Company’s consolidated results is $13.5 million of consolidated net interest income for the year ended December 31, 2006, compared to $37.0 million of net interest income for the year ended December 31, 2005. For the twelve months ended December 31, 2006, consolidated interest income of $255.0 million was partially offset by consolidated interest expense of $241.5 million. These figures are not reflected as annualized net yields on invested assets as was previously reported since the figures represent blended net interest earnings on both Opteum’s MBS portfolio and mortgage loans held for sale by OFS.

For the twelve months ended December 31, 2006, the Company’s consolidated general and administrative costs were $96.8 million. Operating expenses, which incorporate trading costs, fees and other direct costs, were $1.0 million for the twelve months ended December 31, 2006.

For the year ended December 31, 2006, comprehensive income/(loss) was ($49.8) million including the net unrealized gain/(loss) on available-for-sale securities of ($10.3) million and the reclassification of $10.0 million other-than-temporary losses on certain MBS assets expected to be sold in 2007. For the year ended December 31, 2005, comprehensive income/(loss) was ($49.1) million including the net unrealized loss on available-for-sale securities of ($73.3) million. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) income is as follows:

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net (loss) income	$(49,546)	$24,283	$22,857

Reclassify other-than-temporary loss on MBS	9,971	-	-

Plus unrealized (loss) on available-for-sale securities, net	(10,250)	(73,345)	(1,041)

Comprehensive (loss)	$(49,825)	$(49,062)	$(21,816)

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately $0.3 million from December 31, 2005, to December 31, 2006.  This is reflective of an overall decline in the fair value of Opteum’s MBS portfolio as compared to the original aggregate purchase price of Opteum’s MBS as well as the reclassification of other-than-temporary losses from accumulated other comprehensive loss to the income statement for the MBS assets that were expected to be sold in the first quarter of 2007.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically less than two years—and these rates increased substantially over the period. Additionally, as longer-term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) at December 31, 2006 and 2005, partially because of the consequences of Opteum’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Opteum’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the year ended December 31, 2006, Opteum's REIT taxable income was approximately $12.0 million greater than Opteum's net income computed in accordance with GAAP. During 2006, Opteum’s most significant items and transactions being accounted for differently for tax than for GAAP include interest on inter-company loans with OFS, other-than-temporary impairment losses on the MBS portfolio, equity plan stock awards, depreciation of property and equipment and the accounting for debt issuance costs. The impairment losses on the MBS portfolio will be recognized in 2007 for tax purposes as the actual sales of the securities are completed. The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes. The future deduction of equity plan stock compensation against REIT taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Opteum. Since inception through December 31, 2006, Opteum's taxable income is approximately $14.9 million greater than Opteum's financial statement net income as computed in accordance with GAAP.

Therefore, to the extent that Opteum’s cumulative REIT taxable income is greater than cumulative GAAP net income and Opteum continues to pay out as dividends all of its REIT taxable income, the Company will continue to report a deficit in retained earnings on its balance sheet.

2006 v. 2005 PERFORMANCE OF OPTEUM’S MBS PORTFOLIO

For the year ended December 31, 2006, the REIT generated $10.6 million of net interest income. Included in these results were $179.9 million of interest income, offset by $169.3 million of interest expense. For the year ended December 31, 2005, the REIT generated $37.1 million of net interest income, including $154.5 million of interest income, offset by $117.5 million of interest expense.

Opteum recorded a $10.0 million other-than-temporary loss during the year ended December 31, 2006 associated with certain MBS assets that were expected to be sold in the first quarter of 2007. For the year ended December 31, 2005, Opteum reported $2.0 million in gains from the sale of MBS.

At December 31, 2006, Opteum’s MBS portfolio consisted of $2.8 billion of agency or government MBS at fair value and had a weighted average yield on assets of 4.77% and a net weighted average borrowing cost of 5.31%. The following tables summarize Opteum’s agency and government mortgage related securities as of December 31, 2006:

(in thousands)

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate MBS	$2,105,818	74.98%	5.12%	324	1-Apr-44	4.63	10.26%	1.80%
Fixed-Rate MBS	585,911	20.86%	6.49%	250	1-Sep-36	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	76,488	2.72%	4.71%	331	1-Nov-35	19.15	10.29%	1.98%
Balloon Maturity MBS	40,517	1.44%	4.02%	36	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$2,808,734	100.00%	5.38%	305	1-Apr-44	5.14	10.26%	1.80%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$1,887,110	67.19%
Freddie Mac	498,861	17.76%
Ginnie Mae	422,763	15.05%
Total Portfolio	$2,808,734	100.00%

Entire Portfolio
Weighted Average Purchase Price	$102.34
Weighted Average Current Price	$101.04
Effective Duration (1)	1.023

(1)	Effective duration of 1.02 indicates that an interest rate increase of 1% would be expected to cause a 1.02% decline in the value of the MBS in the Company’s investment portfolio.

In evaluating Opteum’s MBS portfolio assets and their performance, Opteum’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

Opteum’s portfolio of MBS will typically be comprised of adjustable-rate, fixed-rate, hybrid adjustable-rate MBS and balloon maturity. Opteum seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Opteum strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Opteum’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Opteum’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales. In order to reduce leverage Opteum did not reinvest most of the proceeds of the mortgage loan prepayments and scheduled principal payments that occurred from May through the end of 2006. The last time mortgage assets were added to the Opteum portfolio was on November 15, 2006.

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

At December 31, 2006, approximately 50.8% of Opteum’s 15-year fixed-rate coupon MBS and approximately 46.3% of Opteum’s 30-year fixed-rate coupon MBS contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

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

The following sensitivity analysis shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at December 31, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,105,818)
Change in fair value	$12,771	$(12,771)	$(25,542)
Change as a percent of fair value	0.61%	(0.61%)	(1.21%)
Fixed-Rate MBS
(Fair Value $585,911)
Change in fair value	$15,468	$(15,468)	$(30,937)
Change as a percent of fair value	2.64%	(2.64%)	(5.28%)
Hybrid Adjustable-Rate MBS
(Fair Value $76,488)
Change in fair value	$1,095	$(1,095)	$(2,189)
Change as a percent of fair value	1.43%	(1.43%)	(2.86%)
Balloon Maturity MBS
(Fair Value $40,517)
Change in fair value	$790	$(790)	$(1,579)
Change as a percent of fair value	1.95%	(1.95%)	(3.90%)
Cash
(Fair Value $92,506)
Portfolio Total
(Fair Value $2,808,734)
Change in fair value	$30,124	$(30,124)	$(60,247)
Change as a percent of fair value	1.07%	(1.07%)	(2.14%)

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $2,105,818)
Change in fair value	$6,300	$(17,333)	$(43,646)
Change as a percent of fair value	0.30%	(0.82%)	(2.07%)
Fixed-Rate MBS
(Fair Value $585,911)
Change in fair value	$11,410	$(18,190)	$(39,909)
Change as a percent of fair value	1.95%	(3.10%)	(6.81%)
Hybrid Adjustable-Rate MBS
(Fair Value $76,488)
Change in fair value	$841	$(1,297)	$(2,926)
Change as a percent of fair value	1.10%	(1.70%)	(3.83%)
Balloon Maturity MBS
(Fair Value $40,517)
Change in fair value	$743	$(803)	$(1,604)
Change as a percent of fair value	1.83%	(1.98%)	(3.96%)
Cash
(Fair Value $92,506)
Portfolio Total
(Fair Value $2,808,734)
Change in fair value	$19,294	$(37,623)	$(88,085)
Change as a percent of fair value	0.69%	(1.34%)	(3.14%)

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

For reference, the table below shows the principal balance of Opteum’s investment securities, the net unamortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous eleven quarters for the portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS.

(in thousands)

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At December 31, 2006	$2,779,867	$115,612	$2,895,479	104.16	$2,808,734	101.04
At September 30, 2006	3,055,791	122,300	3,178,091	104.00	3,080,060	100.79
At June 30, 2006	3,396,910	120,769	3,517,679	103.56	3,407,288	100.31
At March 31,2006	3,515,113	111,361	3,626,473	103.17	3,538,554	100.67
At December 31, 2005	3,457,891	112,636	3,570,527	103.26	3,494,029	101.05
At September 30, 2005	3,797,401	113,393	3,910,793	102.99	3,858,320	101.60
At June 30, 2005	3,784,668	114,673	3,899,341	103.03	3,876,206	102.42
At March 31, 2005	3,212,517	109,390	3,321,907	103.41	3,299,052	102.69
At December 31, 2004	2,876,319	97,753	2,974,072	103.40	2,973,233	103.37
At September 30, 2004	1,589,829	48,499	1,638,328	103.05	1,638,264	103.05
At June 30, 2004	1,479,500	38,034	1,517,534	102.57	1,508,421	101.96
At March 31, 2004	1,473,584	39,535	1,513,119	102.68	1,516,540	102.92

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended December 31, 2006, and the eleven previous quarters for Opteum’s portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS’s results of operations. As indicated in the table below, Net Interest Spread contracted in the third and fourth quarters of 2006 as funding costs continued to rise at a rate greater than the rate of increase on investment securities held.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
December 31, 2006	$2,944,397	$35,162	4.78%	$2,869,210	$40,400	5.63%	$(5,238)	(0.86%)
September 30, 2006	3,243,674	45,850	5.65%	3,151,813	42,710	5.42%	3,140	0.23%
June 30, 2006	3,472,921	57,027	6.57%	3,360,421	42,829	5.10%	14,198	1.47%
March 31, 2006	3,516,292	42,345	4.82%	3,375,777	37,661	4.46%	4,684	0.35%
December 31, 2005	3,676,175	43,140	4.69%	3,533,486	35,913	4.07%	7,227	0.63%
September 30, 2005	3,867,263	43,574	4.51%	3,723,603	33,102	3.56%	10,472	0.95%
June 30, 2005	3,587,629	36,749	4.10%	3,449,744	26,703	3.10%	10,045	1.00%
March 31, 2005	3,136,142	31,070	3.96%	2,976,409	19,842	2.67%	11,228	1.30%
December 31, 2004	2,305,748	20,463	3.55%	2,159,891	10,824	2.01%	9,639	1.55%
September 30, 2004	1,573,343	11,017	2.80%	1,504,919	4,253	1.13%	6,764	1.67%
June 30, 2004	1,512,481	10,959	2.90%	1,452,004	4,344	1.20%	6,615	1.70%
March 31, 2004	871,140	7,194	3.30%	815,815	2,736	1.34%	4,458	1.96%

For the three months ended December 31, 2006, interest income of $39.2 million was reduced by $4.0 million due to the quarterly retrospective adjustment for such period resulting in interest income of $35.2 million. The 586.7 basis point yield on average interest earning assets during such period was reduced by 54.5 basis points due to the quarterly retrospective adjustment for such period resulting in a 532.2 yield on average interest earning assets.

For the three months ended December 31, 2005, interest income of $43.1 million included $3.2 million due to the quarterly retrospective adjustment for such period. The 469.4 basis point yield on average interest earning assets during such period included 35.3 basis points due to the quarterly retrospective adjustment for such period.

2006 v. 2005 PERFORMANCE OF OFS

The principal business activities of OFS are the origination and sale of mortgage loans. In addition, as part of the securitization of loans sold, OFS retains an interest in the resulting residual interest cash flows more fully described below. Finally, OFS services the loans securitized as well as some loans sold on a whole loan basis.

At December 31, 2006 and December 31, 2005, OFS owned $749.8 million and $894.2 of mortgage loans which were classified as mortgage loans held for sale. Gains realized on the sale of mortgage loans held for sale for the year ended December 31, 2006, were $15.5 million. These gains are net of the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of ($0.1) million.  For the year ended December 31, 2005, the Company realized gains on the sale of mortgage loans held for sale of $0.9 million.

Gains on mortgage banking activities include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses. Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OFS had gains from sales of mortgages held for sale of $86.1 million for the year ended December 31, 2006 and $1.2 million for the period November 3, 2005 (date of merger) through December 31, 2005.

The retained interests in securitizations represent residual interests in loans originated or purchased by OFS prior to securitization. These retained interests are classified on the accompanying consolidated balance sheet as Retained Interest, Trading. The total fair market value of these retained interests was approximately $104.2 million as of December 31, 2006. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to movements in interest rates, particularly forward LIBOR rates, the market value of the retained interests decreased by $6.3 million and increased by $3.7 million, respectively, for the twelve months ended December 31, 2006 and the period November 3, 2005 through December 31, 2005. The net increase in the carrying amount of retained interests on the consolidated balance sheet of $6.2 million for the twelve months ended December 31, 2006 includes the addition of $16.9 million of new retained interests in securitizations associated with two securitizations consummated in the first six months of the year. Net of these additions, the value of the retained interests in securitizations declined over the twelve months ended December 31, 2006 by $10.7 million, as a result of cash received from the retained interests of $4.4 million and the ($6.3) million fair value adjustment due to upward movements in forward LIBOR rates referred to above.

It is the Company’s intention to hedge these retained interests so as to protect earnings from an unexpected change due to a decline in value of the retained interests. However, movements in the variables that affect the value of the retained interests, in particular forward LIBOR rates and prepayment estimates, also affect retrospective adjustments to the effective interest computation of the Opteum MBS portfolio and the value of the Company’s MSRs. Movements in these two variables have the opposite effect on the value of the retained interests and the retrospective adjustment to the effective interest computation of the Opteum MBS portfolio and the MSRs. Since movements in these two variables affect reported earnings in an offsetting fashion, they tend to naturally hedge the Company’s earnings when taken as a whole. Accordingly, the Company takes this fact into consideration when constructing and implementing the hedging strategy.

The results above include net losses on hedging transactions of $6.2 million for the twelve months ended December 31, 2006 and no losses or gains for the period November 3, 2005 through December 31, 2005.

The table below provides details of OFS’s gain/(loss) on mortgage activities for the year ended December 31, 2006 and the period November 3, 2005 (date of merger) through December 31, 2005.

GAINS ON MORTGAGE BANKING ACTIVITIES

(in thousands)

	For the year ended December 31, 2006	For the Period November 3, 2005 (date of merger) through December 31, 2005
Fair Value adjustment of retained interests, trading	$(6,324)	$3,660
Gain on sales of mortgage loans	86,124	1,213
Fees on brokered loans	5,731	936
Gain/(loss) on derivatives	(5,630)	(3,660)
Direct loan origination expenses, deferred	(95)	8,663
Gain/(loss) on Residual Hedge	(6,204)	-
Write off purchased pipeline (Purchase accounting Adjustment)	(534)	-
Fees earned, brokering	2,385	381
Net origination points and fees
Direct loan origination expenses, reclassified	(59,895)	(10,343)
Net gain on sale of mortgage loans	15,558	850
Change in market value of IRLC’s	626	-
Change in market value of mortgage loans held for sale	(726)	-
Gain/(loss) on mortgage banking activities	$15,458	$850

In order to offset the adverse affect of movements in interest rates on mortage loans held for sale OFS engages in hedging activities. The results of such hedging activities is included with the results of hedging activities with respect to retained interest in securitizations and respect to retained interest in securitizations and reported below as gain/(loss) on derivatives.

For the twelve months ended December 31, 2006 and the period November 3, 2005 (date of merger) through December 31, 2005, OFS originated mortgage loans of $6.3 billion and $1.0 billion, respectively. For the same periods, OFS sold $6.2 billion and $1.3 billion of these originated mortgage loans. Of the originated mortgage loans sold during the twelve months ended December 31, 2006 and the period November 3, 2005 (date of merger) through December 31, 2005, $3.8 billion and $1.1 billion, respectively, were sold on a servicing retained basis. The 2005 loan sales had a minimal impact on the revenue of the Company, as the loans had been marked to their market value through the purchase accounting adjustments with the acquisition of OFS on November 3, 2005

For the year ended December 31, 2006 and the period November 3, 2005 (date of merger) through December 31, 2005, OFS had net servicing income (loss) of ($8.2) million and $1.5 million, respectively. The results for the twelve month periods were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio) and the Company’s early adoption of SFAS 156 on January 1, 2006 (See Note 5 in the accompanying Consolidated Financial Statements for further information).

As of December 31, 2006, OFS held originated MSRs on approximately $9.4 billion in mortgages with a fair market value of approximately $98.9 million. For the twelve months ended December 31, 2006 the net fair value adjustments to the MSRs were a decrease of $12.9 million and there were no net fair value adjustments to MSR for the period November 3, 2005 through December 31, 2005. Included in the net figures for the twelve months ended December 31, 2006 and the period November 3, 2005 (date of merger) through December 31, 2005, are declines in fair value due to run-off of $20.1 million and $2.4 million and adjustments due to (decreases)/increases in fair value of ($14.6) million and $0 million, respectively.

OFS had interest rate lock commitments (“IRLCs”), along with other instruments that are hedges for both these IRLCs and retained interests, securitizations, and both are considered derivatives. The changes to the fair value of these derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these derivatives was a loss of approximately $6.2 million as of December 31, 2006.

Actual margins associated with sales of mortgage loans at OFS during 2006 were less on average during the year than had been anticipated due largely to stiff competition in the marketplace for mortgage originations. The difference in actual margin represents the largest component of operating losses incurred in 2006. Exacerbating these lower-than-expected loan sale margins was an increase in loan loss reserves as a result of increases in early payment defaults on fourth quarter 2006 originations, a decline in value of OFS's retained interests in securitizations, and net losses on hedge transactions related to both mortgage servicing rights and the retained interests.

OFS's total loan loss provision in 2006 was $13.3 million. Of that amount, $7.3 million was reserved in the fourth quarter of 2006. The actual loan losses realized in 2006 were $7.5 million, $3.3 million of which were realized during the fourth quarter of 2006. The additional reserves were due to anticipated increases in early payment defaults on fourth quarter 2006 originations. As of December 31, 2006, the Company's valuation allowance for loan losses was $8.0 million, compared with $2.2 million as of December 31, 2005.

In response to these results and to the secular development of brokerage firms acquiring mortgage lenders that are then provided with significantly lower funding costs, the Company's management team worked closely with key lenders to improve asset funding rates and initial margin rates. In late December 2006, Opteum announced that it had sold to Citigroup Global Markets Realty Corp. ("Citigroup Realty") a 7.5% non-voting Class B limited liability company membership interest in OFS for $4,125,000 and amendments to OFS's financing facilities with Citigroup Realty that the Company currently believes, based on 2007 projected production levels, will lead to approximately $5.5 million to $6 million in savings at OFS. Opteum also granted Citigroup Realty the option, exercisable at any time before December 21, 2007, to purchase an additional 7.49% non-voting Class B limited liability company membership interest in OFS for $4,119,500.

Over the course of 2006, the Company carefully reviewed all positions at OFS in order to assess the criticalness of each job position to OFS's operations. This resulted in the elimination of 272 positions at OFS. However, OFS's expansion into northern Florida, the Midwest and San Diego resulted in the addition of 78 new sales or sales-support personnel. As of December 31, 2006, OFS employed 887 total associates, which is a net reduction of 194 positions from December 31, 2005. The combined savings from staff reductions and new lending agreements should result in significantly leaner operations at OFS in 2007 than in the past.

2005 v. 2004 PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the twelve months ended December 31, 2005, as compared to the Company’s results of operations for the twelve months ended December 31, 2004. Readers are cautioned that because the merger with OFS did not close until the fourth quarter of 2005, the results of operations of OFS are only included in the Company’s results of operations for the period November 3, 2005 (date of merger) through December 31, 2005, making comparisons to the Company’s prior year results less meaningful.

The Company’s results of operations for the year ended December 31, 2005, were negatively affected by changes in various market interest rates, including short-term rates, due primarily to the monetary policy actions of the Federal Reserve during these periods. The Company’s financing is based on short-term rates, which increased during these periods faster than the yields on Opteum’s MBS portfolio. The increase in short-term borrowing rates also negatively impacted the net interest spread earned by OFS on its mortgage loans held for sale due to increases in the funding costs associated with warehouse lines of credit used to fund its mortgage loan originations.

Consolidated net income/(loss) for the twelve months ended December 31, 2005, was $24.3 million compared to $22.9 million for the twelve months ended December 31, 2004. Consolidated net income per basic and diluted share of Class A Common Stock was $1.12 for the twelve months ended December 31, 2005 compared to $1.97 of per share income for the twelve months ended December 31, 2004.

Included in the Company’s consolidated results are $37.0 million of consolidated net interest income for the twelve months ended December 31, 2005 compared to $27.0 million of net interest income for the twelve months ended December 31, 2004. For the twelve months ended December 31, 2005 and 2004, consolidated interest income of $160.6 million and $49.6 million, respectively, was partially offset by consolidated interest expense of $123.7 million and $22.6 million, respectively. These figures are not reflected as annualized net yields on invested assets as was previously reported since the figures represent blended net interest earnings on both Opteum’s MBS portfolio and mortgage loans held for sale by OFS.

For the twelve months ended December 31, 2005 the Company’s general and administrative costs were $20.2 million which include consolidated results from November 3, 2005 through December 31, 2005. For the year ended December 31, 2004 general and administrative costs were $3.5 million. Operating expenses, which incorporate trading costs, fees and other direct costs, were $1.0 million and $0.7 million for the twelve months ended December 31, 2005 and 2004, respectively.

For the twelve months ended December 31, 2005 and 2004, comprehensive income/(loss) was ($49.1) million including the net unrealized gain/(loss) on available-for-sale securities of ($73.3) million and $21.8 million including the net unrealized loss on available-for-sale securities of ($1.0) million, respectively. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) income is as follows:

(in thousands)

	Year Ended December 31,
	2005	2004
Net income	$24,283	$22,857

Plus unrealized (loss) on available-for-sale securities, net	(73,345)	(1,041)

Comprehensive (loss) income	$(49,062)	$21,816

Accumulated other comprehensive loss, as reflected in stockholders’ equity, increased approximately ($75.3) million from December 31, 2004, to December 31, 2005.  This is reflective of an overall decline in the fair value of Opteum’s MBS portfolio as compared to the original aggregate purchase price of Opteum’s MBS.  Changes in interest rates over time are the primary market factor for this value decline; generally, as interest rates rise, the value of long-term interest rate sensitive securities decline. The value of the majority of Opteum’s assets is driven by movements in short-term rates—rates typically less than two years—and these rates increased substantially over the period. Additionally, as longer-term rates decreased, prepayment expectations increased resulting in a widening in the spreads at which Opteum’s assets are priced.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) at December 31, 2005, partially because of the consequences of Opteum’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Opteum’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the twelve months ended December 31, 2005, Opteum's REIT taxable income was approximately $2.1 million greater than Opteum's net income computed in accordance with GAAP. A substantial portion of this amount is attributable to timing differences in the recognition of compensation expense attributable to phantom stock awards. With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain both as to the year (as the timing of the tax impact of each phantom stock award is up to each employee who has received an award) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through December 31, 2005, Opteum's taxable income is approximately $3.0 million greater than Opteum's financial statement net income as computed in accordance with GAAP.

Therefore, to the extent that Opteum’s cumulative taxable income is greater than cumulative GAAP net income and Opteum continues to pay out as dividends all of its REIT taxable income, the Company will continue to report a deficit in retained earnings on its balance sheet.

2005 v. 2004 PERFORMANCE OF OPTEUM’S MBS PORTFOLIO

For the twelve month periods ended December 31, 2005 and 2004, Opteum’s MBS portfolio generated $37.0 million and $27.0 million, respectively, of net interest income. Included in these results were $160.6 million and $49.6 million, respectively, of interest income, offset by $123.7 million and $22.6 million, respectively, of interest expense.

For the twelve month period ended December 31, 2005 and 2004, Opteum reported $2.0 million and $0.1 million, respectively, in gains from the sale of MBS.

At December 31, 2005, Opteum’s MBS portfolio consisted of $3.5 billion of agency or government MBS at fair value and had a weighted average yield on assets of 4.21% and a net weighted average borrowing cost of 4.15%. The following tables summarize Opteum’s agency and government mortgage related securities as of December 31, 2005:

(in thousands)

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate Mortgage-Backed Securities	$2,006,767	57.43%	4.44%	334	1-Dec-42	4.48	10.48%	1.76%
Fixed-Rate Mortgage-Backed Securities	$562,874	16.11	6.92	274	1-Jun-35	n/a	n/a	n/a
Fixed Rate CMO	$72,493	2.07	5.56	329	25-Jul-34	n/a	n/a	n/a
Hybrid Adjustable-Rate Mortgage-Backed Securities	$705,337	20.19	4.30	340	1-Apr-44	19.81	9.92%	1.73
Balloon Maturity Mortgage-Backed Securities	$48,558	1.40	4.06	48	1-Feb-11	n/a	n/a	n/a
Fixed Rate Agency Debt	$98,000	2.80	4.00	50	25-Feb-10	n/a	n/a	n/a
Total Portfolio	$3,494,029	100.00%	4.82%	313	1-Apr-44	8.47	10.33%	1.75%

Agency	Market Value	Percentage of Entire Portfolio
Fannie Mae	$2,125,287	60.83%
Freddie Mac	737,012	21.09%
Ginnie Mae	631,730	18.08%
Total Portfolio	$3,494,029	100.00%

Entire Portfolio
Effective Duration (1)	1.28
Weighted Average Purchase Price	$102.65
Weighted Average Current Price	$101.05

(1)	Effective duration of 1.28 indicates that an interest rate increase of 1% would be expected to cause a 1.28% decline in the value of the MBS in the Company’s investment portfolio.

At December 31, 2005, approximately 49.3% of Opteum’s 15-year fixed-rate coupon MBS and approximately 36.7% of Opteum’s 30-year fixed-rate coupon MBS contained only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

For the three months ended December 31, 2005, $3.2 million of the $43.1 million of interest income was derived from the quarterly retrospective adjustment. The adjustment represented 35.3 basis points of the 469.4 basis points of the yield on average interest earning assets. For the three months ended December 31, 2004, $1.3 million of the $20.5 million of interest income was derived from the quarterly retrospective adjustment. The adjustment represented 21.7 basis points of the 355.0 basis points of the yield on average interest earning assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations, sales of OFS assets and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Various changes in market conditions could, however, adversely affect the Company’s liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations or the reduction of fee income generated through mortgage originations at OFS. If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or originated mortgage loans held for sale by OFS at prices lower than the carrying value of such assets would reduce income.

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

Repurchase agreements are used primarily in connection with the financing of Opteum’s MBS portfolio and, although structured as repurchase agreements, are treated as secured loans for U.S. federal income tax purposes. Repurchase agreements and credit facilities are used in connection with OFS’s mortgage loan origination activities.

OPTEUM’S LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, Opteum had master repurchase agreements in place with 19 counterparties and had outstanding balances under 10 of these agreements. None of the counterparties to these agreements are affiliates of Opteum. These agreements are secured by Opteum’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2006, Opteum had obligations outstanding under its repurchase agreements totaling $2.7 billion with a net weighted average borrowing cost of 5.31%. All of Opteum’s outstanding repurchase agreement obligations are due in less than one year with $0.8 billion maturing between two and 30 days, $0.8 billion maturing between 31 and 90 days and $1.1 billion maturing in more than 90 days. Securing these repurchase agreement obligations as of December 31, 2006, were MBS with an estimated fair value of $2.8 billion and a weighted average maturity of 305 months.

At December 31, 2006, Opteum’s repurchase agreements had the following counterparties, amounts outstanding, amounts-at-risk and weighted average remaining maturities:

Repurchase Agreement Counterparties	Amount Outstanding ($000)	Amount at Risk(1) ($000)	Weighted Average Maturity of Repurchase Obligations in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$834,940	10,189	28	30.45%
JP Morgan Securities	652,936	13,195	98	23.82
Nomura Securities International, Inc.	463,410	13,405	94	16.90
Washington Mutual	333,587	12,476	24	12.17
Countrywide Securities Corp.	206,220	4,401	79	7.52
BNP Paribas	92,155	2,666	18	3.36
Goldman Sachs	70,068	1,278	122	2.56
Bank of America Securities, LLC	54,120	1,742	136	1.97
UBS Investment Bank, LLC	21,515	231	17	0.78
RBS Greenwich Capital	12,729	44	7	0.47
Total	$2,741,680	59,627		100.00%

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

During 2005 and the twelve months ended December 31, 2006, Opteum entered into contracts and paid commitment fees to three counterparties providing for an aggregate of $1.7 billion in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract. Opteum has no obligation to utilize these repurchase agreement facilities. All of these facilities have been renewed for an additional 364 day period.

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

Opteum has guaranteed the obligations of OFS and OFS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with JP Morgan Chase and Citigroup described in the attached financial statements. These guarantees will remain in effect so long as the applicable financing facilities remain in effect. If an Event of Default occurs under these financing facilities that is not cured or waived, Opteum may be required to perform under its guarantees. There is no specific limitation on the maximum potential future payments under these guarantees. However, Opteum’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.

In May 2005, Opteum completed a private offering of $51.6 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Opteum of $51.6 million of junior subordinated notes. The interest rate payable by Opteum on the BCTI junior subordinated notes is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the BCTI junior subordinated notes and the corresponding BCTI trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses.

In addition, in October 2005, Opteum completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Opteum of an additional $51.5 million of junior subordinated notes. The interest rate on the BCTII junior subordinated notes and the corresponding BCTII trust preferred securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over three-month LIBOR for the remaining 25 years. However, the BCTII junior subordinated notes and the corresponding BCTII trust preferred securities are redeemable at Opteum’s option at the end of the first five year period and at any subsequent date that Opteum chooses.

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

OFS’S LIQUIDITY AND CAPITAL RESOURCES

In order to facilitate the origination of mortgage loans, OFS has various warehouse and aggregation lines of credit available, some of which are committed facilities while others are uncommitted. With respect to the committed lines, the commitments are for 364 day periods. At December 31, 2006, OFS had committed warehouse lines of $0.95 billion, uncommitted warehouse lines of $1.45 billion and a committed aggregation line of $1.5 billion. In addition, OFS had $0.33 billion of various committed lines of credit secured by OFS’s retained interests in securitizations and originated MSRs.

At December 31, 2006, OFS had outstanding balances of approximately $728.0 million under their various warehouse and aggregation lines and approximately $122.0 million outstanding on other lines of credit with various lenders. The rates on these borrowings generally are based on a spread to LIBOR.

The committed and uncommitted warehouse and aggregation lines are sufficient to support OFS’s production at current levels while also providing ample capacity for growth. However, in the event OFS is not able to renew the existing lines or growth in the level of production causes OFS to exceed its capacity under the lines, OFS would have to seek to obtain additional financing that might only be available at less favorable terms or not available at all. In such instance, OFS might have to curtail production or pledge additional assets to obtain financing.

OFS has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of December 31, 2006, OFS had outstanding commitments to originate loans of approximately $476.0 million. As of December 31, 2006, OFS had outstanding commitments to sell loans of approximately $103.0 million. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

OFS has been in violation of certain covenants with respect to its warehouse lines of credit related to its loan origination operations for four consecutive quarters. While the violations of the covenants have been waived by the lenders, should conditions in the mortgage origination industry continue to deteriorate or fail to recover in sufficient time, it is possible OFS may not be able to obtain such waivers in the future. Under such circumstances, to the extent OFS is unable to transfer outstanding balances to other warehouse lines OFS might be precluded from accessing its warehouse lending agreements to the extent it does now and might have to curtail originations accordingly. Currently, OFS has sufficient capacity on other warehouse lines, to facilitate such transfer. As of January 31, 2007, OFS was not in compliance with respect to one covenant with one lender. The covenant violation at January 31, 2007, pertained to tangible net worth. OFS has obtained a waiver from all lenders with respect to the covenant violation as of January 31, 2007.

OUTLOOK

As discussed above, the Company’s results of operations for the twelve months ended December 31, 2006 and December 31, 2005, were negatively affected by changes in various market interest rates due primarily to the monetary policy actions of the Federal Reserve during these periods. If the Federal Reserve further tightens monetary policy by increasing its target for the federal funds rate, the Company’s borrowing costs will likely increase and will further impact the Company’s consolidated results of operations and liquidity. To mitigate the affect of further increases in short-term interest rates, the Company may seek to restructure its portfolio further by increasing the allocation to monthly resetting floating rate securities, engage in hedging transactions to reduce funding costs or sell lower yielding assets and redeploy the proceeds into assets with yields above the funding costs, if available. Additionally, the Company may seek to sell certain assets of OFS, including mortgage servicing rights or one or more of OFS’s retained interests in securitizations, to generate short-term liquidity.

However, if short-term rates decline, the Company’s consolidated results of operations and liquidity will likely be positively impacted. In this event, the Company may seek to raise additional equity or debt financing or reposition its assets to maximize its earnings and dividend potential.

In the event short-term rates remain the same, the effect on the Company’s consolidated results of operations would depend on the rate at which the portfolio of adjustable MBS securities reset upward in relation to the funding costs and future retrospective adjustments. The actions taken by management in such instance would depend on the outcome realized.

Recent trends in the sub-prime and other non-prime sectors of the residential housing market have had a material negative impact on the results of operations of OFS. Owing primarily to poor credit performance of non- and sub-prime residential mortgages originated in 2006 by the industry, especially later in the year, the market into which OFS sells has deteriorated. The poor credit performance of such loans has manifested itself in elevated levels of early payment defaults (EPD’s) and depressed prices for second lien mortgages that OFS originates. As a result, OFS recorded reserves for loan losses in excess of amounts recorded in earlier periods and has had to repurchase EPD loans from the buyers that acquired the loans from OFS. Such repurchased loans are typically re-sold at a loss to OFS. OFS has made changes to its underwriting standards designed to both increase the creditworthiness of, and reduce the volume produced, of such loans. Such actions should reduce the level of EPD’s incurred and increase the prices at which OFS sells their second lien mortgages in the market in the future. However, there can be no assurance that such actions will result in an improvement in the results of operations at OFS.

Also, while second lien mortgages are not a material portion of the total originations at OFS, tighter underwriting standards will potentially reduce the aggregate volume of loans originated by OFS going forward. To the extent OFS has to maintain tightened underwriting standards, OFS production volumes, and possibly results of operations, are likely to be negatively impacted. Further, OFS may be required to downsize their operations owing to the reduced production levels or in response to continued disruptions in the mortgage lending markets. This will result in costs associated with the downsizing and lower levels of operating profits or losses.

As described above, if OFS does not have access to sufficient credit in the form of warehouse lines of credit, it may be forced to curtail its operations to the extent such borrowing capacity is reduced or withdrawn by lenders owing to covenant violations. While such covenant violations may not lead to the reduction or withdrawal of OFS’s borrowing facilities, they may lead to increased borrowing costs upon renewal of such facilities.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company’s contractual obligations for debt and lease obligations at December 31, 2006:

(in thousands)

Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long-Term Debt Obligations	$-	$-	$103,097	$-	$103,097
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	5,953	8,627	2,668	1,013	18,261
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-

Total	$5,953	$8,627	$105,765	$1,013	$121,358

CRITICAL ACCOUNTING POLICIES & ESTIMATES

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make some complex and subjective decisions and assessments. The Company’s most critical accounting policies involve decisions and assessments which could significantly affect the reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. Management has identified its most critical accounting policies to be the following:

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

Interest Rate Forecast. The LIBOR interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of the Company to represent market conditions and value. Discount rates used will vary over time. Management observes discount rates used for assets with similar risk profiles. In selecting which assets to monitor for variations in discount rates, management seeks to identify assets that share most, if not all of the risk attributes of the Company’s retained interests, trading. Such assets are typically traded between market participants whereby the discount rate is the primary variable. Discount rates have trended up steadily over the period ended December 31, 2006 by approximately 15% from 13.96% to 16.03%.

Prepayment Forecast. The prepayment forecast may be expressed by the Company in accordance with one of the following standard market conventions: Constant Prepayment Rate (“CPR”) or Percentage of a Prepayment Vector. Prepayment forecasts are made utilizing Citigroup Global Markets Yield Book and/or management estimates based on historical experience. Conversely, prepayment speed forecasts could have been based on other market conventions or third-party analytical systems. Prepayment forecasts may be changed as OFS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the securitization trust’s Trustee for each underlying security. Prepayment forecast will also vary over time. The level of interest rates change, the difference between rates available to borrowers on adjustable rate versus fixed rate mortgages change and non-interest rate related variables fluctuate such as home price appreciation, among others. Prepayment assumptions have trended up over the period ended December 31, 2006 from 32.53 CPR to 37.88 CPR.

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

At December 31, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	December 31, 2006	December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$104,199	$98,011
Weighted average life (in years)	4.26	2.62
Prepayment assumption (annual rate)	37.88%	32.53%
Impact on fair value of 10% adverse change	$(8,235)	$(7,817)
Impact on fair value of 20% adverse change	$(14,939)	$(16,089)
Expected Credit losses (annual rate)	0.56%	0.61%
Impact on fair value of 10% adverse change	$(3,052)	$(3,247)
Impact on fair value of 20% adverse change	$(6,098)	$(6,419)
Residual Cash-Flow Discount Rate	16.03%	13.96%
Impact on fair value of 10% adverse change	$(4,575)	$(3,804)
Impact on fair value of 20% adverse change	$(8,771)	$(7,392)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(18,554)	$(21,265)
Impact on fair value of 20% adverse change	$(39,292)	$(34,365)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve at December 31, 2006.

MORTGAGE SERVICING RIGHTS

The Company recognizes MSRs as assets when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

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

At December 31, 2006, and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	At December 31, 2006	At December 31, 2005
Prepayment assumption (annual rate) (PSA)	424.6	254.0
Impact on fair value of 10% adverse change	$(3,923)	$(3,615)
Impact on fair value of 20% adverse change	$(7,557)	$(6,936)
MSR Cash-Flow Discount Rate	14.50%	10.74%
Impact on fair value of 10% adverse change	$(3,505)	$(4,856)
Impact on fair value of 20% adverse change	$(6,727)	$(9,280)

As stated above with respect to Retained Interest, Trading, prepayment assumptions will vary over time primarily because of fluctuations in market interest rates as well as housing related variables (home price appreciation). Prepayment assumptions have increased over the period ended December 31, 2006 from 254 PSA to 425 PSA. Discount rates employed in the valuation of MSRs will vary as well. Discount rates used for valuation purposes are observable by management via a subsidiary of OFS active in the brokering of MSR trades. Discount rates employed in the valuation of MSRs have increased over the period ended December 31, 2006 from 10.74% to 14.50%.

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

DEFERRED TAX ASSETS

Management believes that the Company’s deferred tax assets will, more likely than not, be realized due to the expected future reversal of the Company’s deferred tax liabilities and expected future taxable income. Additionally, through the creation of new or the sale of existing MSRs, OFS may generate additional deferred tax liabilities that may offset the deferred tax asset. To the extent OFS fails to generate future taxable income, fails to generate taxable capital gains through asset sales, or fails to generate additional MSRs over time, the Company’s deferred tax asset may not be realized. At the statutory federal tax rate of 35%, OFS would have to generate approximately $20.5 million of future taxable income to realize the Company’s deferred tax asset (net of the Company’s deferred tax liability) of approximately $7.2 million at December 31, 2006. OFS has not recorded a valuation allowance against the deferred tax asset as of December 31, 2006.

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

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $59.9 million and $10.3 million during the twelve months ended December 31, 2006 and the period November 3, 2005 (date of merger) through December 31, 2005, respectively, were capitalized as direct loan origination costs. To the extent the Company is required to repurchase loans previously sold under the early payment default provisions of mortgage loan purchase agreements, the Company may incur losses on re-sale. Accordingly, based on management estimates, the company records a reserve for potential losses related to loans sold.

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a sub-servicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the sub-servicer.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) was issued. SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006, and does not change the SEC staff's previous positions in SAB 99 regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is not expected to have any material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value that are dispersed among the many accounting pronouncements that require fair value measurements, and the limited guidance for applying those definitions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on the financial statements. Currently, the Company is not aware of any financial impact that the adoption of SFAS 157 will have on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, the Company will adopt FIN 48 on January 1, 2007. While the Company is still finalizing its assessment of the impact that FIN 48 will have, it is presently believed that the adoption of FIN 48 will not have a significant impact, if any, on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. See “Mortgage Servicing Rights” in Note 1. for a description of the adoption of SFAS 156.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 (i) permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (iii) contains other provisions that are not germane to the Company. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. In late September 2006, the FASB proposed a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial asset, and for which the investor does not control the right to accelerate the settlement. The FASB opted to hold the proposed guidance open for a comment period and to redeliberate the issue upon the expiration of the comment period. The FASB should issue their final guidance in early 2007.

The MBS securities owned in the REIT portfolio currently would fall under this scope exception. However, in the future, the Company may own securities that may not fall under the exception or the FASB may repeal the exception, in which case the Company would be subject to the provisions of SFAS 155. Should securities owned by the Company fall under the provisions of SFAS 155 in the future, the Company’s results of operations may exhibit volatility as certain of its future investments may be marked to market through the income statement. Currently changes in the value of the Company’s MBS securities are recognized through other comprehensive income, a component of stockholder’s equity.

In January 2006 the Company adopted SFAS No. 123(R), Share-Based Payment, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS 123, Accounting for Stock-Based Compensation. See “Stock-Based Compensation” in Note 1. to the Company’s accompanying consolidated financial statements for a complete description of the Company’s accounting policy after the adoption of SFAS 123(R).

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. Implementation of these statements in 2006 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 was adopted by the Company at the beginning of fiscal 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As previously discussed, OFS pools the loans they originate or purchase and then sells them or securitizes them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During the third and fourth quarter of 2006, OFS did not execute a securitization. However, OFS held approximately $104.2 million of retained interests from securitizations as of December 31, 2006. OFS’s ability to access the capital markets via the use of securitizations is critical to the operations and overall profitability of the business and OFS’s liquidity.

External factors that are reasonably likely to affect OFS’s ability to continue to complete securitizations would be those factors that could disrupt the securitization capital markets. A disruption in the markets could prevent OFS from being able to securitize its mortgage loans at a favorable price or at all. Factors that could disrupt the securitization capital markets include an international liquidity crisis such as occurred in the fall of 1998, a terrorist attack, outbreak of war or other significant event risk or market specific events such as a default of a comparable type of securitization. If OFS was unable to access the securitization capital markets, OFS may still be able to finance its mortgage operations by selling the loans to investors in the whole loan market, but at lower than anticipated margins.

Specific items that may affect OFS’s ability to use the securitizations to finance OFS’s specific loans relate primarily to the performance of the loans that have been securitized. Extremely poor loan performance may lead to poor bond performance and investor unwillingness to buy bonds supported by OFS’s collateral. OFS’s financial condition could also have an adverse impact on its ability to access the securitization market if there was the perception that its financial condition had deteriorated to the point where investors would question OFS’s ability to stand behind its representations and warranties made in connection with its securitizations even though Opteum has guaranteed the performance of OFS’s representation and warranties. It is too early to evaluate the impact of the underlying collateral’s performance attributable to the financial performance and condition of the past securitizations of OFS. Additionally, past economic conditions that may have contributed to a favorable performance may not be an indication of future performance should economic conditions change unfavorably.

The cash flows associated with OFS’s securitization activities over the twelve months ended December 31, 2006 and the period November 3, 2005 through December 31, 2005, were as follows:

(in thousands)

	For the Twelve Months Ended December 31, 2006	For the period November 3, 2005 through December 31, 2005
Proceeds from securitizations	$1,436,838	$989,843
Servicing fees received	17,878	2,838
Servicing advances net of repayments	662	291
Cash flows received on retained interests	4,356	261

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

MARKET RISK AT OPTEUM

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

▪
attempting to structure its repurchase agreements that fund its purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. Opteum attempts to structure these repurchase agreements to match the reset dates on its adjustable-rate mortgage-backed securities. At December 31, 2006, the weighted average months to reset of Opteum's adjustable-rate mortgage-backed securities was 4.6 months and the weighted average maturity on the corresponding repurchase agreements was 2.8 months; and

▪
actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its mortgage related securities compared to the interest rate indices and adjustment periods of its borrowings. Opteum's liabilities under its repurchase agreements are all LIBOR-based, and Opteum, among other considerations, selects its adjustable-rate mortgage-backed securities to favor LIBOR indexes. As of December 31, 2006, over 37.36% of its adjustable-rate mortgage-backed securities were LIBOR-based.

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

Extension Risk

Opteum invests in fixed-rate and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have interest rates that are fixed for the first few years of the loan—typically three, five, seven or 10 years—and thereafter their interest rates reset periodically on the same basis as adjustable-rate mortgage-backed securities. As of December 31, 2006, approximately 2.7% of Opteum's investment portfolio was comprised of hybrid adjustable-rate mortgage-backed securities. Opteum computes the projected weighted average life of its fixed-rate and hybrid adjustable-rate mortgage-backed securities based on the market's assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when a fixed-rate or hybrid adjustable-rate mortgage-backed security is acquired with borrowings, Opteum may, but is not required to, enter into interest rate cap contracts or forward funding agreements that effectively cap or fix its borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related mortgage-backed security. This strategy is designed to protect Opteum from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related mortgage-backed security. However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related mortgage-backed security could extend beyond the term of the swap agreement or other hedging instrument. This situation could negatively impact Opteum as borrowing costs would no longer be fixed after the end of the hedging instrument, while the income earned on the fixed-rate or hybrid adjustable-rate mortgage-backed security would remain fixed. This situation may also cause the market value of Opteum's fixed-rate and hybrid adjustable-rate mortgage-backed securities to decline with little or no offsetting gain from the related hedging transactions. In extreme situations, Opteum may be forced to sell assets and incur losses to maintain adequate liquidity.

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

The following sensitivity analysis table shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments at December 31, 2006, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $2,105,818 )
Change in fair value	$12,771	$(12,771)	$(25,542)
Change as a percent of fair value	0.61%	(0.61%)	(1.21%)
Fixed-Rate Mortgage-Backed Securities
(Fair Value $585,911)
Change in fair value	$15,468	$(15,468)	$(30,937)
Change as a percent of fair value	2.64%	(2.64%)	(5.28%)
Hybrid Adjustable-Rate Mortgage-Backed Securities
(Fair Value $76,488)
Change in fair value	$1,095	$(1,095)	$(2,189)
Change as a percent of fair value	1.43%	(1.43%)	(2.86%)
Balloon Maturity Mortgage-Backed Securities
(Fair Value $40,517)
Change in fair value	$790	$(790)	$(1,579)
Change as a percent of fair value	1.95%	(1.95%)	(3.90%)
Cash
(Fair Value $92,506)
Portfolio Total
(Fair Value $2,808,734)
Change in fair value	$30,124	$(30,124)	$(60,247)
Change as a percent of fair value	1.07%	(1.07%)	(2.14%)

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate Mortgage-Backed Securities
(Fair Value $2,105,818)
Change in fair value	$6,300	$(17,333)	$(43,646)
Change as a percent of fair value	0.30%	(0.82%)	(2.07%)
Fixed-Rate Mortgage-Backed Securities
(Fair Value $585,911)
Change in fair value	$11,410	$(18,190)	$(39,909)
Change as a percent of fair value	1.95%	(3.10%)	(6.81%)
Hybrid Adjustable-Rate Mortgage-Backed Securities
(Fair Value $76,488)
Change in fair value	$841	$(1,297)	$(2,926)
Change as a percent of fair value	1.10%	(1.70%)	(3.83%)
Balloon Maturity Mortgage-Backed Securities
(Fair Value $40,517)
Change in fair value	$743	$(803)	$(1,604)
Change as a percent of fair value	1.83%	(1.98%)	(3.96)
Cash
(Fair Value $92,506)
Portfolio Total
(Fair Value $2,808,734)
Change in fair value	$19,294	$(37,623)	$(88,085)
Change as a percent of fair value	0.69%	(1.34%)	(3.14%)

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

Opteum's liabilities, consisting primarily of repurchase agreements, are also affected by changes in interest rates. As rates rise, the value of the underlying asset, or the collateral, declines. In certain circumstances, Opteum could be required to post additional collateral in order to maintain the repurchase agreement position. Opteum maintains a substantial cash position, as well as unpledged assets, to cover these types of situations. As an example, if interest rates increased 200 basis points, as shown on the prior table, Opteum's collateral as of December 31, 2006 would decline in value by approximately $88.1 million. Its cash and unpledged assets are currently sufficient to cover such shortfall. There can be no assurance, however, that Opteum will always have sufficient cash or unpledged assets to cover shortfalls in all situations.

MARKET RISK AT OFS

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

OFS has credit exposure to representation and warranties with respect to loans OFS sells to the whole loan market. OFS has potential credit and liquidity exposure for loans that are the subject of fraud, irregularities in their loan files or process, or that result in OFS’s breaching the representations and warranties in the contract of sale. In addition, when OFS sells loans to the whole loan market OFS has exposure for loans that default, within certain timeframes. In these cases, OFS may be obligated to repurchase loans at principal value plus accrued interest and a pro-rata amount on any premium paid and any servicing released premium along with any escrow shortage and out of pockets that the buyer may have incurred, which could result in a significant decline in OFS’s available cash. When OFS purchases loans from a third party, through OFS’s Conduit division, that OFS sells into the whole loan market or to a securitization trust, OFS obtains representations and warranties from the counterparties that sold the loans to OFS that generally parallel the representations and warranties OFS provides to OFS’s purchasers. As a result, OFS believes they have the potential for recourse against the seller of the loans. However, if the representations and warranties are not parallel, or if the original seller is not in a financial position to be able to repurchase the loan, OFS may have to use cash resources to repurchase loans which could adversely affect OFS’s liquidity.

Interest Rate Risk

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

Securitization Execution Risk

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

Real Estate Market Risk

Geographic over-concentration of mortgage loans OFS originates or purchases increases OFS’s exposure to the economic and natural hazard risks in those areas, especially in California, Georgia and Florida.

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

Current loan performance data may not be indicative of future results. When valuing OFS’s retained interests in securitizations or MSRs OFS uses projections, estimates and assumptions based on OFS’s experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, fluctuations in interest rates, fluctuations in mortgage loan prepayment rates and fluctuations in losses due to defaults on mortgage loans.

The value of the retained interests in residuals and MSRs are both sensitive to movements in interest rates, prepayment rates, the credit performance of the underlying loans, and market conventions regarding discount rates used to value such assets. The tables below provide results of sensitivity analysis performed on the valuation of retained interests in residuals and MSRs. In each case, the underlying assumptions used by OFS to value these assets have been stressed to gauge the impact on carrying value.

At December 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	December 31, 2006	December 31, 2005
Balance Sheet Carrying value of retained interests - fair value	$104,199	$98,011
Weighted average life (in years)	4.26	2.62
Prepayment assumption (annual rate)	37.88%	32.53%
Impact on fair value of 10% adverse change	$(8,235)	$(7,817)
Impact on fair value of 20% adverse change	$(14,939)	$(16,089)
Expected Credit losses (annual rate)	0.56%	0.61%
Impact on fair value of 10% adverse change	$(3,052)	$(3,247)
Impact on fair value of 20% adverse change	$(6,098)	$(6,419)
Residual Cash-Flow Discount Rate	16.03%	13.96%
Impact on fair value of 10% adverse change	$(4,575)	$(3,804)
Impact on fair value of 20% adverse change	$(8,771)	$(7,392)

Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(18,554)	$(21,265)
Impact on fair value of 20% adverse change	$(39,292)	$(34,365)

At December 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of MSRs cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

	December 31, 2006	December 31, 2005
Prepayment assumption (annual rate) (PSA)	424.6	254.0
Impact on fair value of 10% adverse change	$(3,923)	$(3,615)
Impact on fair value of 20% adverse change	$(7,557)	$(6,936)
MSR Cash-Flow Discount Rate	14.50%	10.74%
Impact on fair value of 10% adverse change	$(3,505)	$(4,856)
Impact on fair value of 20% adverse change	$(6,727)	$(9,280)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report is included herein.

/s/ Jeffrey J. Zimmer
Jeffrey J. Zimmer
Chairman, President and Chief Executive Officer

/s/ Robert E. Cauley
Robert E. Cauley
Vice Chairman, Senior Executive Vice President,
Chief Financial Officer and Chief Investment
Officer

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Opteum Inc. (formerly known as Bimini Mortgage Management, Inc.)

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Opteum Inc. (formerly known as Bimini Mortgage Management, Inc.) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Opteum Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that Opteum Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Opteum Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Opteum Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2006 and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
Miami, Florida
March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Opteum Inc. (formerly known as Bimini Mortgage Management, Inc.)

We have audited the accompanying consolidated balance sheets of Opteum Inc. (the Company) (formerly known as Bimini Mortgage Management, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the Index at Item 15b. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the consolidated financial statements of Opteum Financial Services, LLC and subsidiaries, a wholly-owned subsidiary, which statements reflect total assets of $1.1 billion as of December 31, 2005 and total net revenues of $3.4 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts of Opteum Financial Services, LLC and subsidiaries, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opteum Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its accounting for mortgage servicing rights in connection with the adoption of Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Assets, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Opteum Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Certified Public Accountants

Miami, Florida
March 12, 2007

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Opteum
Financial Services, LLC:

We have audited the accompanying consolidated balance sheet of Opteum Financial Services, LLC and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statement of operations, stockholders' equity, and cash flows for the period from November 3, 2005 (Date of Acquisition) to December 31, 2005. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Deloitte & Touche LLP

February 28, 2006

OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
ASSETS

MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$2,803,019,180	$3,493,490,046
Unpledged, at fair value	5,714,860	539,313

TOTAL MORTGAGE-BACKED SECURITIES	2,808,734,040	3,494,029,359

CASH AND CASH EQUIVALENTS	92,506,282	130,510,948
RESTRICTED CASH	-	2,310,000
MORTGAGE LOANS HELD FOR SALE, NET	749,833,599	894,237,630
RETAINED INTERESTS, TRADING	104,198,721	98,010,592
SECURITIES HELD FOR SALE	857,788	2,782,548
MORTGAGE SERVICING RIGHTS, NET	98,859,466	86,081,594
RECEIVABLES, NET	5,958,329	24,512,118
PRINCIPAL PAYMENTS RECEIVABLE	12,209,825	21,497,365
ACCRUED INTEREST RECEIVABLE	14,072,078	15,740,475
DERIVATIVE ASSET	5,863,963	-
DEFERRED TAX ASSET	7,180,598	-
PROPERTY AND EQUIPMENT, NET	15,788,078	16,067,170
PREPAIDS AND OTHER ASSETS	21,571,169	19,321,766

	$3,937,633,936	$4,805,101,565

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,741,679,650	$3,337,598,362
Warehouse lines of credit and drafts payable	734,878,632	873,741,429
Other secured borrowings	121,976,748	104,886,339
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	17,776,464	30,232,719
Unsettled security purchases	-	58,278,701
Dividends payable	1,266,937	-
Deferred tax liability	-	18,360,679
Minority interest in consolidated subsidiary	770,563	-
Accounts payable, accrued expenses and other	23,753,113	26,417,996
TOTAL LIABILITIES	3,745,199,107	4,552,613,225

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; at December 31, 2006, no shares issued and outstanding; at December 31, 2005, 1,223,208 Class A Redeemable and no Class B Redeemable issued and outstanding.	-	1,223
Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,515,717 shares issued and outstanding at December 31, 2006 and 24,129,042 shares issued and 23,567,242 shares outstanding at December 31, 2005.	24,516	24,129
Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2006 and 2005.	319	319
Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2006 and 2005.	319	319
Additional paid-in capital	335,646,460	342,230,342
Accumulated other comprehensive loss	(76,773,610)	(76,494,378)
Accumulated deficit	(66,463,175)	(8,037,260)
Treasury Stock; 561,800 shares of Class A common stock, at cost	-	(5,236,354)

STOCKHOLDERS' EQUITY	192,434,829	252,488,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,937,633,936	$4,805,101,565
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Interest income, net of amortization of premium and discount	$255,008,719	$160,640,830	$49,633,548
Interest expense	(241,483,310)	(123,658,728)	(22,634,919)

NET INTEREST INCOME	13,525,409	36,982,102	26,998,629

OTHER INCOME (LOSS)	7,397,768	(24,866)	-

SERVICING INCOME (LOSS):
Servicing fee income	26,496,080	3,922,654	-
Amortization of mortgage servicing rights	(34,694,901)	(2,429,759)	-
NET SERVICING INCOME (LOSS)	(8,198,821)	1,492,895	-

NON-INTEREST INCOME:
GAINS ON MORTGAGE BANKING ACTIVITIES	15,458,268	849,760	-
OTHER-THAN-TEMPORARY LOSS ON MORTGAGE-BACKED SECURITIES	(9,971,471)	-	-
GAINS ON SALES OF MORTGAGE-BACKED SECURITIES	-	1,993,457	95,547
GAIN ON SALE OF A 7.5% INTEREST IN CONSOLIDATED SUBSIDIARY	2,785,776	-	-

TOTAL NET REVENUES	20,996,929	41,293,348	27,094,176

DIRECT REIT OPERATING EXPENSES	987,409	994,784	730,903

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	35,003,107	10,986,059	2,497,600
Audit, legal and other professional fees	8,682,054	1,447,519	329,514
Other interest	7,586,955	1,093,054	-
Valuation allowance	13,319,018	424,236	-
Occupancy and utilities	14,410,939	2,356,931	62,232
Advertising and marketing	5,041,425	982,349	-
Other administrative	12,778,380	2,945,745	617,017

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	96,821,878	20,235,893	3,506,363

TOTAL EXPENSES	97,809,287	21,230,677	4,237,266

(LOSS) INCOME BEFORE INCOME TAXES	(76,812,358)	20,062,671	22,856,910
INCOME TAX BENEFIT	27,217,584	4,220,000	-

NET (LOSS) INCOME BEFORE MINORITY INTEREST	(49,594,774)	24,282,671	22,856,910
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	48,912	-	-
NET (LOSS) INCOME	$(49,545,862)	$24,282,671	$22,856,910
BASIC AND DILUTED NET (LOSS) INCOME PER SHARE OF:
CLASS A COMMON STOCK	$(2.03)	$1.12	$1.97

CLASS B COMMON STOCK	$(1.99)	$1.16	$2.05
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS
CLASS A COMMON STOCK	24,066,018	21,421,501	11,452,258
CLASS B COMMON STOCK	319,388	319,388	159,694
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.46	$1.45	$1.97

CLASS B COMMON STOCK	$0.46	$1.45	$1.06

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock, Amounts at par value			Class A Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, December 31, 2003	$ 4,012	$ 319	$ 319	$ -	$ -	$ 56,597,117	$ (19,409)	$ (267,167)	$ 56,315,191

Issuance of Class A common shares as board compensation	12	-	-	-	-	174,374	-	-	174,386
Sale of Class A common shares in January 2004	5,837	-	-	-	-	82,858,509	-	-	82,864,346
Sale of Class A common shares in February 2004	158	-	-	-	-	2,248,313	-	-	2,248,471
Sale of Class A common shares in Sept. 2004	5,750	-	-	-	-	75,875,807	-	-	75,881,557
Cash dividends declared	-	-	-	-	-	-	-	(23,667,303)	(23,667,303)
Amortization of equity plan compensation	-	-	-	-	-	745,756	-	-	745,756
Reclassify net realized gain on security sales	-	-	-	-	-	-	(95,547)	-	(95,547)
Sale of class A common shares in December 2004	4,600	-	-	-	-	66,674,775	-	-	66,679,375
Net income	-	-	-	-	-	-	-	22,856,910	22,856,910
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(1,040,815)	-	(1,040,815)
Comprehensive income	-	-	-	-	-	-	-	-	21,816,095
Balances, December 31, 2004	$ 20,369	$ 319	$ 319	$ -	$ -	$285,174,651	$ (1,155,771)	$ (1,077,560)	$ 282,962,327

Issuance of Class A common shares for board compensation and equity plan share exercises	43	-	-	-	-	357,800	-	-	357,843
Treasury stock purchases	-	-	-	-	(5,236,354)	-	-	-	(5,236,354)
Issuance of stock for an acquisition	3,717	-	-	1,223	-	54,716,654	-	-	54,721,594
Cash dividends declared	-	-	-	-	-	-	-	(31,242,371)	(31,242,371)
Amortization of equity plan compensation	-	-	-	-	-	2,130,132	-	-	2,130,132
Stock issuance costs	-	-	-	-	-	(148,895)	-	-	(148,895)
Reclassify net realized gain on security sales	-	-	-	-	-	-	(1,993,457)	-	(1,993,457)
Net income	-	-	-	-	-	-	-	24,282,671	24,282,671
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(73,345,150)	-	(73,345,150)
Comprehensive loss	-	-	-	-	-	-	-	-	(49,062,479)
Balances, December 31, 2005	$ 24,129	$ 319	$ 319	$ 1,223	$(5,236,354)	$342,230,342	$ (76,494,378)	$ (8,037,260)	$ 252,488,340

Fair value adjustment upon adoption of SFAS No. 156 (see Note 5)	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A Common Stock for board compensation and equity plan share exercises, net	253	-	-	-	-	978,055	-	-	978,308
Conversion of Class A Redeemable Preferred Stock into Class A Common Stock	1,223	-	-	(1,223)	-	-	-	-	-
Treasury Stock purchases	-	-	-	-	(4,500,326)	-	-	-	(4,500,326)
Retirement of Treasury Stock	(1,089)	-	-	-	9,736,680	(9,735,591)	-	-	-
Cash dividends declared	-	-	-	-	-	-	-	(11,501,971)	(11,501,971)
Amortization of equity plan compensation	-	-	-	-	-	2,881,935	-	-	2,881,935
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	-	-	(579,897)	-	-	(579,897)
Stock issuance costs, and other adjustments	-	-	-	-	-	(128,384)	-	-	(128,384)
Net loss	-	-	-	-	-	-	-	(49,545,862)	(49,545,862)
Unrealized loss on available-for-sale securities, net	-	-	-	-	-	-	(10,250,703)	-	(10,250,703)
Reclassify other-than-temporary loss on MBS	-	-	-	-	-	-	9,971,471	-	9,971,471
Comprehensive loss	-	-	-	-	-	-	-	-	(49,825,094)
Balances, December 31, 2006	$ 24,516	$319	$ 319	$ -	$ -	$335,646,460	$(76,773,610)	$(66,463,175)	$192,434,829

See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(49,545,862)	$24,282,671	$22,856,910
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Gain) on mortgage banking activities	(15,458,268)	(849,760)	-
Amortization of premium and discount on mortgage backed securities	(1,983,240)	17,370,738	21,391,807
Other-than-temporary loss on MBS	9,971,471	-	-
(Increase) in residual interest in asset backed securities	(6,188,129)	(3,399,370)	-
Originated mortgage servicing rights	(8,479,647)	998,183	-
Decrease in mortgage loans held for sale	159,110,610	293,211,577	-
Decrease in securities held for sale	1,924,760	846,987	-
Derivative asset	(5,112,274)	-	-
(Gain) on sale of a 7.5% interest in OFS subsidiary	(2,785,776)	-	-
Stock compensation	3,280,346	2,487,975	920,142
Minority interest in the consolidated loss	(48,912)	-	-
Depreciation and amortization	4,383,776	842,113	26,886
Deferred income tax benefit	(27,217,584)	(4,220,000)	-
(Gain) on sales of mortgage-backed securities	-	(1,993,457)	(95,547)
Changes in operating assets and liabilities:
Decrease in other receivables, net	18,553,789	4,993,820	-
(Increase)/decrease in accrued interest receivable	1,668,397	(4,362,666)	(11,306,327)
(Increase)/decrease in prepaids and other assets	(2,877,381)	3,427,374	(711,221)
(Decrease)/increase in accrued interest payable	(12,456,255)	22,251,890	7,960,743
(Decrease)/increase in accounts payable, accrued expenses and other	(4,537,715)	(2,770,309)	436,589
NET CASH PROVIDED BY OPERATING ACTIVITIES	62,202,106	353,117,766	41,479,982

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(716,951,195)	(2,307,378,255)	(3,409,261,768)
Sales	-	240,735,761	360,124,493
Principal repayments	1,344,987,891	1,429,565,048	342,517,917
Cash acquired in OFS acquisition, net of costs	-	1,651,892	-
Net cash received from the sale of an interest in a consolidated subsidiary	3,605,251	-	-
Purchases of property and equipment, and other	(3,476,707)	(4,671,698)	(1,988,721)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	628,165,240	(640,097,252)	(2,708,608,079)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	2,310,000	6,352,000	(8,662,000)
Proceeds from Repurchase Agreements	22,284,528,415	19,974,952,748	8,638,465,885
Principal Payments on Repurchase Agreements	(22,880,447,127)	(19,408,517,343)	(6,056,143,928)
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(119,899,558)	(279,086,207)	-
Net proceeds from trust preferred securities offerings	-	100,030,956	-
Stock issuance costs	(128,384)	(148,896)	-
Related party debt repaid immediately following acquisition	-	(18,333,000)	-
Third party debt repaid immediately following acquisition	-	(50,223,536)	-
Proceeds from sales of common stock, net of issuance costs	-	-	227,673,749
Purchase of treasury stock	(4,500,326)	(5,236,354)	-
Cash dividends paid	(10,235,032)	(31,242,370)	(23,667,303)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(728,372,012)	288,547,998	2,777,666,403

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,004,666)	1,568,512	110,538,306

CASH AND CASH EQUIVALENTS, Beginning of the period	130,510,948	128,942,436	18,404,130

CASH AND CASH EQUIVALENTS, End of the period	$92,506,282	$130,510,948	$128,942,436

See note to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CON'T)

	Year Ended December 31,
	2006	2005	2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$261,526,520	$101,406,838	$14,197,204

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$1,266,937	$-	$-
Unsettled security purchases	$-	$58,278,701	$65,765,630

OFS acquisition:
Fair value of assets acquired:
Cash and cash equivalents	$-	$3,431,736	$-
Loans held for sale	-	1,186,599,447	-
Retained interests, trading	-	94,611,222	-
Mortgage servicing rights, net	-	87,079,777	-
Fixed assets	-	9,919,100	-
Goodwill	-	2,107,130	-
Identifiable intangibles	-	4,042,617	-
Other assets	-	46,203,917	-
Total	-	1,433,994,946	-

Fair value of liabilities assumed:
Deferred income tax liability	-	(22,580,679)	-
Other liabilities	-	(1,354,912,827)	-
Issuance of 1,223,208 shares of Class A Redeemable Preferred Stock and 3,717,242 shares of Class A Common Stock, inclusive of cash paid of $1,779,846	$-	$56,501,440	$-

See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Opteum Inc., a Maryland corporation (“Opteum”), was originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini”) for the purpose creating and managing a leveraged investment portfolio consisting of residential mortgage backed securities (“MBS”). Opteum’s shares of Class A Common Stock are listed on the New York Stock Exchange (“NYSE”) and trade under the ticker symbol “OPX.” Opteum’s website is located at http://www.opteum.com.

On November 3, 2005, Opteum, then known as Bimini, acquired Opteum Financial Services, LLC (“OFS”), a company that originates, buys, sells, and services residential mortgages from offices throughout the United States. Upon closing of the transaction, OFS became a wholly-owned taxable REIT subsidiary of Bimini. Under the terms of the transaction, Bimini issued 3,717,242 shares of Class A Common Stock and 1,223,208 shares of Class A Redeemable Preferred Stock to the former members of OFS. Bimini also agreed to a contingent earn-out of up to $17.5 million payable to the former members of OFS on or before November 3, 2010, in cash or, under certain circumstances, additional shares of Class A Redeemable Preferred Stock. The contingent earn-out is based on the achievement by OFS of certain specific financial objectives. For the period ended December 31, 2006, such objectives were not met and there were no payments made in respect of the contingent earn-out.

On February 10, 2006, in an effort to more fully leverage OFS’s national brand identity, Bimini changed its name to Opteum Inc. At Opteum’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OFS were converted into shares of Opteum’s Class A Common Stock on a one-for-one basis following the approval of such conversion by Opteum’s stockholders.

On December 21, 2006, Opteum sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OFS, representing 7.5% of all of OFS’s outstanding limited liability company membership interests, for $4.1 million. Immediately following the transaction, Opteum held Class A voting limited liability company membership interests in OFS representing 92.5% of all of OFS’s outstanding limited liability company membership interests. In connection with the transaction, Opteum also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OFS representing 7.49% of all of OFS’s outstanding limited liability company membership interests.

Opteum has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Opteum is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis. OFS has elected to be treated as a taxable REIT subsidiary and, as such, is subject to federal, state and local income taxation. In addition, the ability of OFS to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is subject to certain limitations.

As used in this document, references to “Opteum,” the parent company, the registrant, and to REIT qualifying activities or the general management of Opteum Inc.’s investment portfolio of residential mortgage backed securities (“MBS”) refer solely to “Opteum Inc.” Further, as used in this document, references to “OFS,” Opteum’s taxable REIT subsidiary or non-REIT eligible assets refer solely to Opteum Financial Services, LLC and its consolidated subsidiaries. References to the “Company” refer to Opteum and OFS on a consolidated basis. The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principals (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, the deferred tax liability valuation, the valuation allowance on mortgage loans held for sale, the valuation of retained interests, trading and the fair value of mortgage servicing rights. Certain December 31, 2005 and 2004 amounts were reclassified to conform to the 2006 presentation.

Consolidation

Opteum owned 100% of OFS until December 21, 2006, when a Class B non-voting interest representing 7.5% of OFS’s then outstanding Limited Liability Company membership interest was sold to Citigroup Realty. Citigroup Realty’s proportionate share in the after-tax results of OFS’s operations are shown in the accompanying consolidated statements of operations, and Citigroup Realty’s interests in the net equity of OFS is reflected as a liability on the accompanying consolidated balance sheets.

The accompanying 2006 consolidated financial statements include the accounts of Opteum and its majority-owned subsidiary, OFS, as well the wholly-owned and majority owned subsidiaries of OFS. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

The financial statements for December 31, 2005 include the results of OFS for the period November 3, 2005 (date of merger) through December 31, 2005.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at December 31, 2006 and 2005.

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

The valuation of the Company's investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the Company's financial statements at their estimated fair value as of December 31, 2006, and December 31, 2005. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of December 31, 2006, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.

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

In a securitization, the Company accumulates the desired amount of Mortgage Loans and securitizes them in order to create marketable securities. First, pursuant to a Mortgage Loan Purchase Agreement (“MLPA”), the Company sells Mortgage Loans to OMAC, the Company's wholly-owned special purpose entity created for the execution of these securitizations. Under this MLPA, the Company makes general representations and warranties for the Mortgage Loans sold by the Company to OMAC.

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

OMAC first deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust, pursuant to an indenture, then issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate (the “Owner Trust Certificate”) representing the residual interest in the NIM Trust. The NIM Notes are sold to third parties via private placement transactions. The net proceeds from the sale of the NIM Notes and the Owner Trust Certificate are then transferred from OMAC to the Company. The Owner Trust Certificates from the Company's various securitizations represent the retained interest, trading on the consolidated balance sheet and are carried at fair value with changes in fair value reflected in earnings.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. The estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs. The broker, Interactive Mortgage Advisors, LLC (IMA), is 50% owned by OFS. To determine the market valuation, the broker uses a valuation model that incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income of the loan, prepayment speeds and default rates that market participants use for acquiring similar servicing rights. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

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

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment with a depreciable life of 3 to 5 years, office furniture with a depreciable life of 5 to 12 years, leasehold improvements with a depreciable life of 5 to 15 years, land which has no depreciable life and building with a depreciable life of 30 years, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from three years to thirty years depending on the type of asset. Property and equipment as of December 31, 2006 and December 31, 2005, is net of accumulated depreciation of $4.3 million and $0.6 million, respectively. Depreciation expense for the twelve months ended December 31, 2006, 2005, and 2004 was $3.7 million, $0.6 million and $0.03 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company's goodwill all arose from the OFS merger. Contingent consideration paid in subsequent periods under the terms of the OFS merger agreement, if any, would be considered acquisition costs and classified as goodwill.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company subjects its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. To date, there has been no impairment charge recorded for the Company's goodwill.

Derivative Assets and Derivative Liabilities

The Company's mortgage committed pipeline includes interest rate lock commitments (“IRLCs”) that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company classifies and accounts for the IRLCs as derivatives. Accordingly, IRLCs are recorded at their fair value with changes in fair value recorded to current earnings. Changes in fair value of IRLCs are determined based on changes in value of similar loans observed over the period in question. The Company uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as derivatives.

The Company's risk management objective for its mortgage loans held for sale includes use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, the Company's mortgage forward delivery contracts are recorded at their fair value with changes in fair value recorded to current earnings. The value of mortgage forward delivery contracts are obtained from readily available market sources. The Company also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Derivative assets or liabilities arising from the Company's derivative activities are reported as separate line items in the accompanying consolidated financial statements in “Derivative Asset” or Derivative Liability.” IRLCs are included in Mortgage loans held for sale. Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of December 31, 2006 and 2005, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company's repurchase agreements generally, but not always, range from one month to twelve months; however, the Company is not precluded from entering into repurchase agreements with shorter or longer maturities. Repurchase agreement transactions are reflected in the financial statements at their cost, which approximates their fair value because of the short-term nature of these instruments. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a counterparty files for bankruptcy, the Company could experience difficulty recovering its pledged assets and may have an unsecured claim against the counterparty's assets for the difference between the amount received by the Company and the estimated fair value of the collateral pledged to such counterparty.

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

Gain on Sale of Loans

Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $59.9 million, respectively, were capitalized as direct loan origination costs during the twelve months ended December 31, 2006 and reflected in the basis of loans sold for gain on sale calculation purposes. Loan fees related to the origination and funding of mortgage loans held for sale which were also capitalized, were $7.5 million during the year ended at December 31, 2006. The net gain on sale of loans for the year ended December 31, 2006 was $15.5 million. The net gain on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gains on mortgage banking activities” on the consolidated statement of operations.

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

Comprehensive (loss) income is as follows:

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Net (loss) income	$(49,546)	$24,283	$22,857

Reclassify other-than-temporary loss on MBS	9,971	-	-
Plus unrealized loss on available-for-sale securities, net	(10,250)	(73,345)	(1,041)

Comprehensive loss	$(49,825)	$(49,062)	$(21,816)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Opteum's stock-based compensation transactions resulted in an aggregate of $3.2 million of compensation expense for the year ended December 31, 2006, $2.5 million of compensation expense for the year ended December 31, 2005 and $0.9 million of compensation expense for the year ended December 31, 2004.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB's Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in the declared dividends to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described below, Opteum's TRS, OFS, is a taxpaying entity for income tax purposes and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its REIT taxable income to the extent that Opteum distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

OFS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision will be recorded so as to reflect the net portion, if any, if the deferred tax asset management expects to realize in the consolidated balance sheet of the Company.

Recent Accounting Pronouncements

In September 2006, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”) was issued.  SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements.  SAB 108 is effective for fiscal years ending after November 15, 2006, and does not change the SEC staff's previous positions in SAB 99 regarding qualitative considerations in assessing the materiality of misstatements.  SAB 108 is not expected to have any material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value that are dispersed among the many accounting pronouncements that require fair value measurements, and the limited guidance for applying those definitions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. Accordingly, the Company will adopt FIN 48 on January 1, 2007. While the Company is still finalizing its assessment of the impact that FIN 48 will have, it is presently believed that the adoption of FIN 48 will not have a significant impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value, and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. See “Mortgage Servicing Rights” above for a description of the adoption of SFAS 156.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 (i) permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (iii) contains other provisions that are not germane to the Company. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. In late September 2006, the FASB proposed a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial asset, and for which the investor does not control the right to accelerate the settlement. The FASB opted to hold the proposed guidance open for a comment period and to re-deliberate the issue upon the expiration of the comment period. The FASB should issue their final guidance in early 2007. The MBS securities owned in the REIT portfolio currently would fall under this scope exception. However, in the future, the Company may own securities that may not fall under the exception or the FASB may repeal the exception, in which case the Company would be subject to the provisions of SFAS 155. Should securities owned by the Company fall under the provisions of SFAS 155 in the future, the Company’s results of operations may exhibit volatility as certain of its future investments may be marked to market through the income statement. Currently, changes in the value of the Company’s MBS securities are recognized through other comprehensive income (loss), a component of stockholders equity.

In January 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS 123, Accounting for Stock-Based Compensation. See “Stock-Based Compensation” above for a complete description of the Company’s accounting policy after the adoption of SFAS 123(R).

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 are effective for all reporting periods beginning after December 15, 2005. Implementation of these statements in 2006 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 was adopted by the Company at the beginning of fiscal 2006.

NOTE 2. OPTEUM FINANCIAL SERVICES, LLC

On November 3, 2005, Opteum acquired 100% of the equity interests of OFS through a merger with a wholly-owned subsidiary of Opteum. OFS is a mortgage lender that originates loans nationwide. The results of operations of OFS have been included in the Company's consolidated financial statements since November 3, 2005.

The Company has increased the aggregate purchase price by $0.8 for additional legal and accounting fees incurred directly related to the merger and it has made insignificant modifications to the allocation of the purchase price to the net assets acquired, based on final valuations and completion of analysis.

At the date of the merger, the Company recorded intangible assets with finite lives in the amount of $2.1 million for proprietary software and $0.6 million for an unlocked loans pipeline.  The software intangible has a 36 month life without any significant residual value, and the unlocked loans intangible was reduced as the applicable loans were closed.  At December 31, 2005, the accumulated amortization on these intangibles was $0.1 million for each.  During 2006, the unlocked loans pipeline was reduced to zero.  At December 31, 2006, the software intangible has a remaining unamortized value of $1.3 million, with $0.7 million of amortization being expensed in 2006.  Also at the date of the merger, the Company recorded $1.4 million for an intangible related to the Opteum trade name, and $2.1 million of goodwill; these assets are not subject to amortization and through December 31, 2006, no impairment has been recorded.

On December 21, 2006, Opteum sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OFS, representing 7.5% of all of OFS’s outstanding limited liability company membership interests. Immediately following the transaction, Opteum held Class A voting limited liability company membership interests in OFS representing 92.5% of all of OFS’s outstanding limited liability company membership interests. In connection with the transaction, Opteum also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OFS representing 7.49% of all of OFS’s outstanding limited liability company membership interests.

NOTE 3. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will sell or securitize the majority of its mortgage loan originations. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. At December 31, 2006, OFS serviced approximately $9.4 billion of mortgage loans sold into the secondary market. All of OFS’s loans held for sale are pledged as collateral under the various financing arrangements described in Note 8. Mortgage loans held for sale consist of the following as of December 31, 2006 and 2005:

 (in thousands)

	December 31, 2006	December 31, 2005
Mortgage loans held for sale, and other, net	$741,545	$884,751
Deferred loan origination costs and other-net	9,188	9,604
Valuation allowance	(899)	(118)

	$749,834	$894,237

Included in mortgage loans held for sale above are IRLCs arising from OFS’s economic hedging activities of IRLCs and mortgage loans held for sale. Such assets or liabilities are reported net in the accompanying consolidated financial statements.  Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

NOTE 4. RETAINED INTEREST, TRADING

Retained interest, trading is the subordinated interests retained by OFS resulting from securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes. Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.

All of OFS’s securitizations were structured and are accounted for as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Generally, to meet the sale treatment requirements of SFAS No. 140, the REMIC trust is structured as a “qualifying special purpose entity” or QSPE, which specifically limits the REMIC trust's activities, and OFS surrenders control over the mortgage loans upon their transfer to the REMIC trust.

Valuation of Investments. OFS classifies its retained interests as trading securities and therefore records these securities at their estimated fair value. In order to value the unrated, unquoted, investments, OFS will record these assets at their estimated fair value utilizing pricing information available directly from dealers and the present value calculated by projecting the future cash flows of an investment on a publicly available analytical system. When a publicly available analytical system is utilized, OFS will input the following variable factors which will have an impact on determining the market value:

Interest Rate Forecast. The forward London Interbank Offered Rate (“LIBOR”) interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of OFS to represent market conditions and value of similar instruments with similar risks. Discount rates used will vary over time. Management observes discount rates used for assets with similar risk profiles. In selecting which assets to monitor for variations in discount rates, management seeks to identify assets that share most, if not all of the risk attributes of the Company’s retained interests, trading. Such assets are typically traded between market participants whereby the discount rate is the primary variable.

Prepayment Forecast. The prepayment forecast may be expressed by OFS in accordance with one of the following standard market conventions: 1) Constant Prepayment Rate (CPR) or 2) Percentage of a Prepayment Vector (PPV). Prepayment forecasts may be changed as OFS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the REMIC trust’s Trustee for each underlying security. Prepayment forecast will also vary over time as the level of interest rates change, the difference between rates available to borrowers on adjustable rate versus fixed rate mortgages change and non-interest rate related variables fluctuate such as home price appreciation, among others.

Credit Performance Forecast. A forecast of future credit performance of the underlying collateral pool will include an assumption of default frequency, loss severity, and a recovery lag. In general, OFS will utilize the combination of default frequency and loss severity in conjunction with a collateral prepayment assumption to arrive at a target cumulative loss to the collateral pool over the life of the pool based on historical performance of similar collateral by the originator. The target cumulative loss forecast will be developed and noted at the pricing date of the individual security but may be updated by OFS consistent with observations of the actual collateral pool performance. The Company utilizes a third party source to forecast credit performance.

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

The following table summarizes OFS’s residual interests in securitizations as of December 31, 2006 and December 31, 2005:

(in thousands)

Series	Issue Date	December 31, 2006	December 31, 2005

HMAC 2004-1	March 4, 2004	$2,948	$5,096
HMAC 2004-2	May 10, 2004	1,939	3,240
HMAC 2004-3	June 30, 2004	362	1,056
HMAC 2004-4	August 16, 2004	1,544	3,749
HMAC 2004-5	September 28, 2004	4,545	6,178
HMAC 2004-6	November 17, 2004	9,723	14,321
OMAC 2005-1	January 31, 2005	13,331	14,721
OMAC 2005-2	April 5, 2005	14,259	11,302
OMAC 2005-3	June 17, 2005	16,091	14,656
OMAC 2005-4	August 25, 2005	12,491	12,552
OMAC 2005-5	November 23, 2005	8,916	11,140
OMAC 2006-1	March 23, 2006	13,219	-
OMAC 2006-2	June 26, 2006	4,831	-

Total		$104,199	$98,011

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2006 and 2005 were as follows:

	2006	2005
Prepayment speeds (CPR)	36.25%	28.65%
Weighted-average-life	4.18	2.83
Expected credit losses	0.74%	1.07%
Discount rates	16.81%	14.90%
Interest rates	Forward LIBOR Yield curve	Forward LIBOR Yield curve

At December 31, 2006 and December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	December 31,
	2006	2005
Balance sheet carrying value of retained interests - fair value	$104,199	$98,011
Weighted average life (in years)	4.26	2.62
Prepayment assumption (annual rate)	37.88%	32.53%
Impact on fair value of 10% adverse change	$(8,235)	$(7,817)
Impact on fair value of 20% adverse change	$(14,939)	$(16,089)
Expected Credit losses (annual rate)	0.56%	0.61%
Impact on fair value of 10% adverse change	$(3,052)	$(3,247)
Impact on fair value of 20% adverse change	$(6,098)	$(6,419)
Residual Cash-Flow discount rate	16.03%	13.96%
Impact on fair value of 10% adverse change	$(4,575)	$(3,804)
Impact on fair value of 20% adverse change	$(8,771)	$(7,392)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(18,554)	$(21,265)
Impact on fair value of 20% adverse change	$(39,292)	$(34,365)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at December 31, 2006 and December 31, 2005.

Static pool loss percentages are calculated by dividing projected future credit losses (at the time of securitization) and actual losses incurred as of the date indicated by the original balance of each pool of assets. The following static pool loss percentages are calculated based upon all OFS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Projected Aggregate Static Pool Loss Percentage	Static Pool Loss Percentage Through December 31, 2006	Static Pool Loss Percentage Through December 31, 2005
HMAC 2004-1	March 4, 2004	$ 309,710	0.14%	0.14%	0.01%
HMAC 2004-2	May 10, 2004	388,737	0.15	0.33	0.12
HMAC 2004-3	June 30, 2004	417,055	0.17	0.20	0.06
HMAC 2004-4	August 16, 2004	410,123	0.23	0.08	0.01
HMAC 2004-5	September 28, 2004	413,875	0.34	0.03	0.00
HMAC 2004-6	November 17, 2004	761,027	0.44	0.15	0.01
OMAC 2005-1	January 31, 2005	802,625	0.43	0.07	0.01
OMAC 2005-2	April 5, 2005	883,987	0.47	0.04	0.00
OMAC 2005-3	June 17, 2005	937,117	0.39	0.01	0.00
OMAC 2005-4	August 25, 2005	1,321,739	0.64	0.00	0.00
OMAC 2005-5	November 23, 2005	986,277	0.72	0.01	0.00
OMAC 2006-1	March 23, 2006	934,441	0.71	0.00	-
OMAC 2006-2	June 26, 2006	491,572	0.90	0.00	-

Total		$ 9,058,285

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	December 31, 2006	For the Period November 3, 2005 (date of merger) through December 31, 2005
Proceeds from securitizations	$1,436,838	$989,843
Servicing fees received	17,878	2,838
Servicing advances	662	291
Cash flows received on retained interests	4,356	261

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of December 31, 2006 and 2005:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more	Net Credit Losses
December 31, 2006	$5,849,013	$138,205	$5,210
December 31, 2005	$6,363,279	$57,871	$913

NOTE 5. MORTGAGE SERVICING RIGHTS, NET

As permitted by the effective date provisions of SFAS No. 156, the Company has early adopted SFAS No. 156 as of
January 1, 2006 with respect to the valuation of its MSRs. (See Note 1 - Mortgage Servicing Rights.) Activities for MSRs
are summarized as follows for the year ended December 31, 2006 and for the period November 3, 2005 (date of merger) through December 31, 2005:

(in thousands)

	For the year ended December 31, 2006	For the Period November 3, 2005 (date of merger) through December 31, 2005
Balance at beginning of period (at cost)	$86,082	$87,080
Adjustment to fair value upon adoption of SFAS 156 at January 1, 2006	4,298	-
Additions	43,175	-
Changes in fair value:
Changes in fair value	(33,551)	1,432
Changes in fair value due to change in valuation assumptions	$(1,145)	$(2,430)

Balance at end of period	$98,859	$86,082

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

The fair value of MSRs is determined using discounted cash flow techniques. During 2006, OFS increased the MSR value on a net basis by $12.8 million primarily as a result of additions to the servicing portfolio and changes in market conditions. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information

At December 31, 2006 and 2005, key economic assumptions and the sensitivity of the current fair value of MSR rights cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows: (Note - base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

(in thousands)

	December 31, 2006	December 31, 2005
Prepayment assumption (annual rate) (PSA)	424.6	254.0
Impact on fair value of 10% adverse change	$(3,923)	$(3,615)
Impact on fair value of 20% adverse change	$(7,557)	$(6,936)
MSR Cash-Flow Discount Rate	14.50%	10.74%
Impact on fair value of 10% adverse change	$(3,505)	$(4,856)
Impact on fair value of 20% adverse change	$(6,727)	$(9,280)

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

NOTE 6. MORTGAGE-BACKED SECURITIES

At December 31, 2006 and 2005, all of Opteum's MBS were classified as available-for-sale and, as such, are reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of Opteum's MBS portfolio at December 31, 2006 and 2005:

(in thousands)

	December 31, 2006	December 31, 2005
Hybrid Arms and Balloons	$76,488	$753,896
Adjustable Rate Mortgages	2,105,818	2,006,767
Fixed Rate Mortgages	626,428	733,366

Totals	$2,808,734	$3,494,029

The following table presents the components of the carrying value of Opteum's MBS portfolio at December 31, 2006 and 2005:

(in thousands)

	December 31, 2006	December 31, 2005

Principal balance	$2,779,867	$3,457,887
Unamortized premium	116,114	115,133
Unaccreted discount	(502)	(2,497)
Gross unrealized gains	422	266
Other-than-temporary losses	(9,971)	-
Gross unrealized losses	(77,196)	(76,760)

Carrying value/estimated fair value	$2,808,734	$3,494,029

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2006:

(in thousands)

	Loss Position More than 12 Months		Loss Position Less than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$67,437	$(1,858)	$-	$-	$67,437	$(1,858)
Adjustable Rate Mortgages	1,232,644	(46,715)	348,901	(2,591)	1,581,545	(49,306)
Fixed Rate Mortgages	515,067	(25,662)	48,604	(370)	563,671	(26,032)

	$1,815,148	$(74,235)	$397,505	$(2,961)	$2,212,653	$(77,196)

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, at December 31, 2005:

(in thousands)

	Loss Position Less than 12 Months		Loss Position More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms and Balloons	$563,661	$(8,409)	$$141,676	$(4,511)	$705,337	$(12,920)
Adjustable Rate Mortgages	1,648,085	(27,918)	270,945	(8,945)	1,919,031	(36,862)
Fixed Rate Mortgages	425,261	(10,762)	346,435	(16,215)	771,696	(26,977)

	$2,637,007	$(47,089)	$759,056	$(29,671)	$3,396,063	$(76,760)

At December 31, 2006, all of Opteum's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

Approximately $0.3 million of the $10.3 million decline in fair value of MBS investments is not considered to be other-than-temporary. Accordingly, the approximately $10.0 million of other-than-temporary loss is recorded as a charge to earnings on the consolidated statement of operations for the year ended December 31, 2006. Generally, the factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Opteum's ability and intention to hold the MBS owned. The approximately $10.0 million of other-than-temporary loss for the period ended December 31, 2006 was based on management’s decision to sell certain MBS securities in the first quarter of 2007 and therefore not hold such securities until their decline in fair market value could be recovered. The aggregate fair market value as of December 31, 2006, of the MBS securities expected to be sold in the first quarter of 2007 was approximately $446 million. The Company has the present intent and ability to hold the remaining available for sale assets until their decline in fair market value could be recovered.

NOTE 7. EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB's Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the two-class method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents.

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

Effective November 3, 2005, the Company issued 1,223,208 shares of Class A Redeemable Preferred Stock, pursuant to the acquisition of OFS. Holders of shares of the preferred stock could not receive or accrue dividend payments prior to January 1, 2006; therefore, these preferred shares were not included in the basic EPS computation for the year ended December 31, 2005 as these shares did not have participation rights during the period from their issuance through December 31, 2005. The shares of the Class A Redeemable Preferred Stock were only eligible to convert into shares of Class A Common Stock at such time as such conversion was approved by a majority number of stockholders; therefore, since this conversion was not approved prior to December 31, 2005 the shares were not included in the computation of diluted Class A Common Stock EPS as of December 31, 2005.

After January 1, 2006, and prior to March 31, 2006, holders of Class A Redeemable Preferred Stock were entitled to receive dividends according to the formula described in the Company's amended Articles of Incorporation. For the Company's first quarter 2006 dividend declared on March 10, 2006, the shares of Class A Redeemable Preferred Stock, although considered to be participating securities, did not receive a dividend pursuant to the formula. Following the provisions of EITF 03-6, the Class A Redeemable Preferred Stock, a participating security prior to conversion on April 28, 2006, was excluded in the computation of basic EPS using the two-class method.

The conversion of the Class A Redeemable Preferred Stock into shares of Class A Common Stock was approved by the stockholders at the Company's 2006 Annual Meeting of Shareholders on April 28, 2006, and the shares of Class A Redeemable Preferred Stock were converted into shares of Class A Common Stock on that date. For purposes of the EPS computation, the conversion of the shares of Class A Redeemable Preferred Stock into shares of Class A Common Stock has been accounted for as of April 28, 2006, and is included in the computation of basic EPS for the Class A Common Stock as of that date.

As a result of the conversion of the Class A Redeemable Preferred Stock into Class A Common Stock, the EPS presentation for these securities is no longer presented.

The Company has dividend eligible stock incentive plan shares that were outstanding during the year ended December 31, 2006. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the twelve months ended December 31, 2006, basic EPS computation for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the period ended December 31, 2006, 503,644 phantom shares are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Basic and diluted EPS per Class A common share:
Numerator: net (loss) income allocated to the Class A common shares	$(48,909)	$23,911	$22,530
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	24,516	23,567	20,369
Dividend eligible equity plan shares issued as of the balance sheet date	-	500	314
Effect of weighting	(450)	(2,646)	(9,230)
Weighted average shares-basic and diluted	24,066	21,421	11,453
Basic and diluted EPS per Class A common share	$(2.03)	$1.12	$1.97

Basic and diluted EPS per Class B common share:
Numerator: net (loss) income allocated to Class B common shares	$(637)	$372	$327
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319
Effect of weighting (based on date Class B shares participate in dividends)	-	-	(160)
Weighted average shares-basic and diluted	319	319	159
Basic and diluted EPS per Class B common share	$(1.99)	$1.16	$2.05

NOTE 8. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to year end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loans sale agreements accounted for as financing consisted of the following at December 31, 2006:

(in thousands)

Warehouse and aggregation lines of credit:	2006

A committed warehouse line of credit for $100 million between OFS and Residential Funding Corporation ("RFC"). The agreement expired on February 28, 2007 and was not renewed. RFC is now a party to the JPM syndicated facility below. The agreement provides for interest rates based upon one month LIBOR plus a margin between 1.00% and 2.50% depending on the product that was originated or acquired.	$6,172

A syndicated committed warehouse line of credit for $850 million between OFS and JP Morgan Chase (“JPM”). The agreement expires on May 30, 2007 and is expected to be renewed prior to its expiration. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.60% to 1.50% depending on the product originated or acquired.	409,609

An aggregation facility for $1.5 billion for the whole loan and servicing rights facility, collectively, (of which no more than $100 million may be allocated to the servicing rights facility) between HS Special Purpose, LLC, a wholly-owned subsidiary of OFS, and Citigroup Global Markets Realty Corp. (“Citigroup”) to aggregate loans pending securitization. The agreement expires on December 20, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.30%.	5,358

A $750 million purchase and security agreement between OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”)	3,283

Drafts payable	6,542

Loans sales agreements accounted for as financings:
An uncommitted $700 million purchase agreement between OFS and Colonial Bank. The facility is due upon demand and can be cancelled by either party upon notification to the counterparty. OFS incurs a charge for the facility based on one month LIBOR plus 0.50% for the first $300.0 million purchased and one month LIBOR plus 0.75% for the amount used above and beyond $300.0 million. The facility is secured by loans held for sale and cash generated from sales to investors	303,915

Total Warehouse lines and drafts payable	$734,879

In addition to the RFC, JPM, Citigroup, UBS Warburg, and Colonial Bank facilities, OFS has purchase and sale agreements with Fannie Mae. These additional agreements allow OFS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OFS has a combined capacity of $100 million under these purchase and sale agreements. There were no amounts sold and being held under these agreements at December 31, 2006. The agreements are not committed facilities and may be terminated at the discretion of either party.

The facilities are secured by mortgage loans and other assets of OFS. The facilities generally contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency. As of December 31, 2006, OFS was not in compliance with respect to four covenants pertaining to net income and tangible net worth with two lenders. OFS has obtained waivers for the covenant violations. At January 31, 2007, OFS was not in compliance with one covenant with one lender pertaining to tangible net worth. OFS has obtained a waiver for the covenant violation.

NOTE 9. OTHER SECURED BORROWINGS

Other secured borrowings consisted of the following at December 31:

(in thousands)

2006
A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase, that allows for a sublimit for originated Mortgage Servicing Rights. The agreement expires May 30, 2007 and is expected to be renewed prior to its expiration. The agreement provides for interest rate based on LIBOR plus 1.50% to 1.85% depending on collateral type.	$71,657

Citigroup Global Realty Inc., working capital line of credit for $80.0 million secured by the retained interests in securitizations through OMAC 2006-2. The facility expires on December 20, 2007. The agreement provides for interest rate based on LIBOR plus 1.00%	50,320
$121,977

NOTE 10. REPURCHASE AGREEMENTS

Opteum has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to LIBOR. At December 31, 2006, Opteum had an outstanding amount of $2.7 billion with a net weighted average borrowing rate of 5.31% and these agreements were collateralized by MBS with a fair value of $2.8 billion. At December 31, 2005, Opteum had an outstanding amount of $3.3 billion with a net weighted average borrowing rate of 4.15%, and these agreements were collateralized by MBS with a fair value of $3.5 billion and restricted cash of $2.3 million.

At December 31, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$859,344	$807,488	$1,149,309	$2,816,141
Fair market value of securities sold, including accrued interest receivable	$-	$833,436	$793,702	$1,106,228	$2,733,366
Repurchase agreement liabilities associated with these securities	$-	$842,094	$805,595	$1,093,991	$2,741,680
Net weighted average borrowing rate	-	5.31%	5.33%	5.29%	5.31%

At December 31, 2005, Opteum's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$906,106	$813,437	$1,533,017	$3,252,560
Fair market value of securities sold, including accrued interest receivable	$—	$893,160	$791,259	$1,498,980	$3,183,399
Repurchase agreement liabilities associated with these securities	$—	$914,262	$857,995	$1,565,341	$3,337,598
Net weighted average borrowing rate	—	4.22%	4.01%	4.19%	4.15%

At December 31, 2006, Opteum's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$834,940	$10,189	28	30.45%
JP Morgan Securities	652,936	13,195	98	23.82
Nomura Securities International, Inc.	463,410	13,405	94	16.90
Washington Mutual	333,587	12,476	24	12.17
Countrywide Securities Corp	206,220	4,401	79	7.52
BNP Paribas	92,155	2,666	18	3.36
Goldman Sachs	70,068	1,278	122	2.56
Bank of America Securities, LLC	54,120	1,742	136	1.97
UBS Investment Bank, LLC	21,515	231	17	0.78
RBS Greenwich Capital	12,729	44	7	0.47
Total	$2,741,680	$59,627		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

At December 31, 2005, Opteum's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$894,748	$12,018	135	26.81%
Nomura Securities International, Inc.	623,631	27,010	122	18.69
Cantor Fitzgerald	467,638	15,958	70	14.01
Washington Mutual	375,345	11,630	7	11.25
Goldman Sachs	207,525	7,438	44	6.22
Bear Stearns & Co. Inc.	167,610	6,096	157	5.02
UBS Investment Bank, LLC	158,781	5,059	93	4.76
Merrill Lynch	128,119	(7,949)	96	3.84
JP Morgan Securities	115,807	1,652	151	3.47
Morgan Stanley	73,505	1,767	26	2.20
Lehman Brothers	62,643	2,399	87	1.88
Countrywide Securities Corp	22,930	1,238	86	0.69
Daiwa Securities America Inc.	19,732	39	188	0.58
Bank of America Securities, LLC	19,584	815	27	0.58
Total	$3,337,598	$85,170		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 11. TRUST PREFERRED SECURITIES

On May 17, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust I (“BCTI”), a Delaware statutory business trust sponsored by Opteum. BCTI used the proceeds of the private offering, together with Opteum's investment of $1.6 million in BCTI common equity securities, to purchase $51.6 million aggregate principal amount of Opteum's BCTI Junior Subordinated Notes with terms that parallel the terms of the BCTI trust preferred securities.

The BCTI trust preferred securities and Opteum's BCTI Junior Subordinated Notes have a fixed rate of interest until March 30, 2010, of 7.61% and thereafter, through maturity in 2035, the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The BCTI trust preferred securities and Opteum's BCTI Junior Subordinated Notes require quarterly interest distributions and are redeemable at Opteum's option, in whole or in part and without penalty, beginning March 30, 2010 and at any date thereafter.  Opteum's BCTI Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

On October 5, 2005, Opteum completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust II (“BCTII”), a Delaware statutory business trust sponsored by Opteum. BCTII used the proceeds of the private offering, together with Opteum's investment of $1.5 million in BCTII common equity securities, to purchase $51.5 million aggregate principal amount of Opteum's BCTII Junior Subordinated Notes with terms that parallel the terms of the BCTII trust preferred securities.

The BCTII trust preferred securities and Opteum's BCTII Junior Subordinated Notes have a fixed rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Opteum's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Opteum's option, in whole or in part and without penalty, beginning December 15, 2010, and at any date thereafter. Opteum's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

Each trust is a variable interest entity pursuant to FIN No. 46 because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Opteum's investment in each trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Opteum, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46. Since Opteum's common share investments in BCTI and BCTII are not a variable interest, Opteum is not the primary beneficiary of the trusts. Therefore, Opteum has not consolidated the financial statements of BCTI and BCTII into its financial statements.  Based on the aforementioned accounting guidance, the accompanying consolidated financial statements present Opteum's BCTI and BCTII Junior Subordinated Notes issued to the trusts as liabilities and Opteum's investments in the common equity securities of BCTI and BCTII as assets. For financial statement purposes, Opteum records payments of interest on the Junior Subordinated Notes issued to BCTI and BCTII as interest expense.

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

Common Stock

Of the 100,000,000 authorized shares of common stock, 98,000,000 shares were designated as Class A Common Stock, 1,000,000 shares were designated as Class B Common Stock and 1,000,000 shares were designated as Class C Common Stock. Holders of shares of common stock have no sinking fund or redemption rights and have no preemptive rights to subscribe for any of the Company’s securities.

Class A Common Stock

Each outstanding share of Class A Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. Holders of shares of Class A Common Stock are not entitled to cumulate their votes in the election of directors.

Subject to the preferential rights of any other class or series of stock and to the provisions of the Company's charter, as amended, regarding the restrictions on transfer of stock, holders of shares of Class A Common Stock are entitled to receive dividends on such stock if, as and when authorized and declared by the Board of Directors.

Class B Common Stock

Each outstanding share of Class B Common Stock entitles the holder to one vote on all matters submitted to a vote of common stockholders, including the election of directors. Holders of shares of Class B Common Stock are not entitled to cumulate their votes in the election of directors. Holders of shares of Class A Common Stock and Class B Common Stock shall vote together as one class in all matters except that any matters which would adversely affect the rights and preferences of Class B Common Stock as a separate class shall require a separate approval by holders of a majority of the outstanding shares of Class B Common Stock. Holders of shares of Class B Common Stock are entitled to receive dividends on each share of Class B Common Stock in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors.

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

Each share of Class C Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class C Common Stock had occurred and giving effect to the conversion of all of the shares of Class B Common Stock as of such date, and otherwise determined in accordance with GAAP, equals no less than 15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class C Common Stock to be converted into Class A Common Stock shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than 15.00 per share; and provided further, that such conversions shall continue to occur until all shares of Class C Common Stock have been converted into shares of Class A Common Stock and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class C Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Opteum's Class A Common Stock.

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

During 2006, Opteum issued for payment of Director fees a total of 37,001 shares of Class A Common Stock, and Opteum also paid $204,979 of cash compensation.

During 2006, Opteum issued 140,490 shares of its Class A Common Stock to Opteum employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 14).

On April 28, 2006, Opteum issued a total of 1,223,208 shares of Class A Common Stock in conjunction with the conversion of the Class A Redeemable Preferred Stock (see Note 7).

On July 17, 2006, Opteum granted 79,725 restricted shares of its Class A Common Stock to certain key employees of the Company's subsidiary pursuant to the terms of the Opteum Inc. 2003 Long Term Incentive Compensation Plan. The shares were subject to forfeiture prior to the November 3, 2006, vesting date.  On the vesting date 4,650 total shares were forfeited and 75,075 total shares were issued.

During 2006, Opteum retired 1,089,100 shares of Class A Common Stock.

Dividends

On March 9, 2007, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of March 26,  2007. These dividends are payable on April 13, 2007.

On December 20, 2006, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of January 3, 2007. Dividends were payable on 24,515,717 shares of Class A Common Stock, 503,644 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $1,266,937 was paid on January 19, 2007.

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

On March 10, 2006, the Company's Board of Directors declared a $0.11 per share cash dividend to the holders of its dividend eligible securities. Dividends were payable on 23,083,498 shares of Class A Common Stock, 650,320 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. No dividends were paid on the Class A Redeemable Preferred Stock as the provisions of a formula in the Company's amended Articles of Incorporation were not met. The distribution totaling $2,645,853 was paid on April 7, 2006.

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

On March 11, 2004, the Company's Board of Directors declared a $0.39 per share cash distribution to holders of its Class A Common Stock, Dividends were payable on 10,009,150 shares of Class A Common Stock, Class B Common Stock was not dividend eligible and there were no phantom shares granted under the Company's stock incentive plan. (see Note 14) The distribution totaling $3,903,569 was paid on April 23, 2004.

On June 2, 2004, the Company's Board of Directors declared a $0.52 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 10,012,188 shares of Class A Common Stock, 313,600 phantom shares granted under the Company's stock incentive plan (see Note14), Class B Common Stock was not dividend eligible. The distribution totaling $5,369,410, was paid on July 9, 2004.

On August 24, 2004, the Company's Board of Directors declared a $0.52 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 10,015,656 shares of Class A Common Stock, 313,600 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $5,537,295 was paid on October 8, 2004.

On November 30, 2004, the Company's Board of Directors declared a $0.54 per share cash distribution to holders of its Class A Common Stock. Dividends were payable on 15,768,915 shares of Class A Common Stock, 313,600 phantom shares granted under the Company's stock incentive plan (see Note 14) and 319,388 shares of Class B Common Stock. The distribution totaling $8,857,028 was paid on December 29, 2004.

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

Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock

The Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock rank equal to each other and shall have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms; provided, however that the redemption provisions of the Class A Redeemable Preferred Stock and the Class B Redeemable Preferred Stock differ. Each outstanding share of Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock shall have one-fifth of a vote on all matters submitted to a vote of stockholders (or such lesser fraction of a vote as would be required to comply with the rules and regulations of the NYSE relating to the Company’s right to issue securities without obtaining a stockholder vote). Holders of shares of preferred stock shall vote together with holders of shares of common stock as one class in all matters that would be subject to a vote of stockholders.

There was no change in the number of issued and outstanding shares of the Company's Class B Common Stock and Class C Common Stock. The conversion of the outstanding shares of Class A Redeemable Preferred Stock into Class A Common Stock was approved by the Company's stockholders at the Company's 2006 Annual Meeting of Stockholders on April 28, 2006, and the outstanding shares of Class A Redeemable Preferred Stock were converted into 1,223,208 shares of Class A Common Stock on that date

No shares of the Class B Redeemable Preferred Stock have been issued as of December 31, 2006.

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

Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of Opteum’s stock that will or may violate any of the foregoing restrictions on transferability and ownership, or any person who would have owned shares of Opteum’s stock that resulted in a transfer of shares to the trust in the manner described below, will be required to give notice immediately to Opteum and provide Opteum with such other information as Opteum may request in order to determine the effect of such transfer on the Company.

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

In addition, shares of Opteum’s stock held in the trust shall be deemed to have been offered for sale to Opteum, or Opteum’s designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the trust (or, in the case of a devise or gift, the market price at the time of such devise or gift) and (ii) the market price on the date Opteum, or Opteum’s designee, accept such offer. Opteum shall have the right to accept such offer until the trustee has sold the shares of stock held in the trust. Upon such a sale to Opteum, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner.

All certificates representing shares of Opteum’s common stock and preferred stock, if issued, will bear a legend referring to the restrictions described above.

Every record holder of 0.5% or more (or such other percentage as required by the Code and the related Treasury regulations) of all classes or series of Opteum’s stock, including shares of Opteum’s common stock on any dividend record date during each taxable year, within 30 days after the end of the taxable year, shall be required to give written notice to Opteum stating the name and address of such record holder, the number of shares of each class and series of Opteum’s stock which the record holder beneficially owns and a description of the manner in which such shares are held. Each such record holder shall provide to Opteum such additional information as Opteum may request in order to determine the effect, if any, of such beneficial ownership on Opteum’s qualification as a REIT and to ensure compliance with the stock ownership limits. In addition, each record holder shall upon demand be required to provide to Opteum such information as Opteum may reasonably request in order to determine Opteum’s qualification as a REIT and to comply with the requirements of any taxing authority or governmental authority or to determine such compliance. Opteum may request such information after every sale, disposition or transfer of Opteum’s common stock prior to the date a registration statement for such stock becomes effective.

These ownership limits could delay, defer or prevent a change in control or other transaction of Opteum that might involve a premium price for the Class A Common Stock or otherwise be in the best interest of the stockholders.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

During 2006, OFS received aggregate payments of $1.6 million from Southstar Funding, LLC (“Southstar Funding”) primarily in exchange for the performance of certain interim loan servicing functions. Southstar Funding is fifty percent owned by Southstar Partners, LLC (“Southstar Partners”). Certain officers of OFS, one of whom is also a director of Opteum, own membership interests in Southstar Partners. In addition, an officer of OFS as well as a former director of Opteum serves on the Board of Managers of Southstar Funding. As of December 31, 2006, amounts due from Southstar Funding totaled $0.3 million and no amounts were owed to Southstar Funding. In addition, no amounts were due or owing to Southstar Partners as of December 31, 2006. Amounts paid for interim loan servicing were determined on an arms-length basis and are comparable to amounts charged to other, non-related parties.

NOTE 14. STOCK INCENTIVE PLANS

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

During the year ended December 31, 2006, Opteum granted 215,389 phantom shares to employees with an aggregate fair value of $2.0 million. Each phantom share represents a right to receive a share of Opteum's Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

 During the year ended December 31, 2005, Opteum granted 204,861 phantom shares to employees with an aggregate fair value of $3.1 million. Each phantom share represents a right to receive a share of Opteum’s Class A Common Stock. Dividend equivalent rights were also granted on 203,361 of these phantom shares; the remaining 1,500 phantom shares are not entitled to receive dividend equivalent rights until they vest.

 Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all awards since the inception of the 2003 Plan is $9.8 million. The phantom share awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through June 1, 2009.

As of December 31, 2006, a total of 733,850 phantom stock awards have been granted since the inception of the 2003 Plan, however 2,781 and 2,090 shares were forfeited during 2006 and 2005 due to the termination of the grantee’s employment. Of the remaining shares, 389,117 shares have fully vested and 339,862 shares remain unvested.  The future compensation charge that was eliminated by the forfeitures totaled $56,853. No phantom share awards have expired. Of the vested shares, 209,250 and 15,085 were issued to grantees or surrendered to pay income taxes during the years ended December 31, 2006 and 2005. As of December 31, 2006 504,644 phantom shares were outstanding.  Total compensation cost recognized for the year ended December 31, 2006 and 2005 was 2,882,091 and $2,130,132 respectively. Dividends paid on phantom shares are charged to retained earnings when declared.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	343,644	$15.10
Granted in 2006	215,389	9.15
Vested in 2006	(216,390)	13.18
Forfeited in 2006	(2781)	8.99
Nonvested at December 31, 2006	339,862	$12.60

As of December 31, 2006, there was $4.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2003 Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

On July 17, 2006, the Company granted 79,725 restricted shares of its Class A common Stock to certain key employees of the Company’s subsidiary pursuant to the terms of the 2003 Plan. Such share grants were initially recorded by OFS prior to the merger with the Company. However, these awards were cancelled when the Company and the subject employees agreed to forego the award in contemplation of a new grant under the Company’s 2003 Plan. The restricted shares were valued at the fair value of Opteum’s Class A Common Stock at the date of grant, which totaled $0.7 million for the July 2006 awards, and this amount was amortized to compensation through November 3, 2006, the vesting date of the award, net of any forfeitures. The restricted shares do not have an exercise price. Dividends paid on the restricted shares were charged to retained earnings when declared by the Company’s Board of Directors. The shares were subject to forfeiture, based on continued employment through the vesting date of November 2, 2006. During 2006, 4,650 shares were forfeited.

Opteum also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  In 2006, 2005 and 2004 no stock-based awards were made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 15.  SAVINGS INCENTIVE PLAN

Opteum’s employees have the option to participate in the Opteum Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Opteum’s sole discretion, Opteum can match the employees’ contributions. For the years ended December 31, 2006 and 2005, Opteum made 401(k) matching contributions of $63,365 and $40,547, respectively.

OFS’s employees have the option to participate in the Company Savings and Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at the OFS’s sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the Plan. For the year ended 2006 and the period November 3, 2005 (date of merger) through December 31, 2005, OFS made 401(k) matching contributions of $241,056 and $40,956, respectively.

NOTE 16. OPERATING LEASES

Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through September 2013. All such leases are accounted for as operating leases.

Obligations under non-cancelable operating leases which have an initial term of more than a year are as follows:

(in thousands)

2007	$5,953
2008	5,441
2009	3,186
2010	1,565
2011	1,103
Thereafter	1,013

$18,261

Rental expense for the year ended December 31, 2006, 2005 and 2004 was $6,325,805, $931,640 and $52,458, respectively.

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

Changes in the liability during 2006 and for the period November 3, 2005, through December 31, 2005:

(in thousands)

	For the year ended December 31, 2006	For the period November 3, 2005, through December 31, 2005
Balance—Beginning of period	$2,038	$2,292
Provision	8,499	306
Charge-Offs	(3,401)	(560)

Balance—End of period	$7,136	$2,038

Loan Funding and Delivery Commitments. At December 31, 2006, OFS has commitments to fund loans approximating $476 million. OFS hedges the interest rate risk of such commitments primarily with mandatory delivery commitments. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs. OFS does not anticipate any material losses from such sales.

Net Worth Requirements. OFS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. At December 31, 2006 and 2005, the highest minimum net worth requirement applicable to OFS was approximately $1.9 million and $1.7 million, respectively. OFS had excess net worth of approximately $2.1 million at December 31, 2006.

Outstanding Litigation. The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

As part of the November 3, 2005 merger pursuant to which OFS became a wholly-owned subsidiary of Opteum, the parties to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) agreed to special resolution procedures concerning certain litigation matters in which OFS was a party and that was pending at the time of the merger. Certain provisions of the Merger Agreement specified the manner in which four separate litigation matters would be treated for purposes of determining the rights and obligations of the parties to the Merger Agreement. In two of these matters, OFS is the plaintiff and is seeking money damages from third parties. In the other two matters, OFS is a defendant and is defending itself against claims for money damages.

Pursuant to the terms of the Merger Agreement, the former owners of OFS must indemnify the Company for any liabilities arising from the two matters in which OFS is a defendant. In addition, the former owners of OFS are entitled to receive any amounts paid to the Company upon the settlement or final resolution of the two matters in which OFS is the plaintiff.

Guarantees. Opteum has guaranteed the obligations of OFS and OFS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with JPMorgan Chase and Citigroup described in Note 8. These guarantees will remain in effect so long as the applicable financing facilities remain in effect. If an Event of Default occurs under these financing facilities that are not cured or waived, Opteum may be required to perform under its guarantees. There is no specific limitation on the maximum potential future payments under these guarantees. However, Opteum’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.

NOTE 18. SEGMENTS

Opteum follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates in two reportable segments: as a REIT and as an originator of mortgage loans.

Certain operations qualify as a REIT, under applicable provisions of the Code. The REIT activities primarily involve Opteum investing in residential mortgage-related securities. As a REIT, these activities are not subject to federal income tax on the net taxable income as long as the earnings from REIT activities are distributed to the stockholders.

On November 3, 2005, Opteum acquired OFS. OFS is a mortgage lender that originates loans. It offers retail and wholesale products including fixed- and adjustable-rate mortgages, 100% financing, interest-only products and home loans for the credit challenged. Opteum has 33 offices and lending in 46 states. Goodwill associated with OFS was $2.1 million at December 31, 2006.

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

The following table shows year 2006 summarized financial information concerning the Company’s reportable segments.

(in thousands)

	REIT	OFS	TOTAL(1)

Net interest income	$10,577	$13,118	$13,525
Other revenues, net	(7,321)	14,792	7,471
Inter-segment interest income	10,169	(10,169)	-
Income (loss) before income taxes	(6,551)	(70,261)	(76,812)
Other interest expense	-	(17,756)	(7,587)
Depreciation and amortization	757	3,627	4,384
Income tax expense (benefit)	-	(27,218)	(27,218)
Total assets	3,054,277	1,009,324	3,937,634
Capital expenditures	757	2,720	3,477

(1) Figures reflect the elimination of inter-company transactions between Opteum and OFS

The following table shows year 2005 summarized financial information concerning the Company’s reportable segments.

(in thousands)

	REIT	OFS	TOTAL(1)

Net interest income	$37,061	$1,038	$36,982
Other revenues, net	1,993	2,318	4,311
Inter-segment interest income	1,117	(1,117)	-
Income (loss) before income taxes	30,914	(10,851)	20,063
Other interest expense	-	2,210	1,093
Depreciation and amortization	347	495	842
Income tax expense (benefit)	-	(4,220)	(4,220)
Total assets	3,782,264	1,144,615	4,805,101
Capital expenditures	3,803	869	4,672

(1) Figures reflect the elimination of inter-company transactions between Opteum and OFS.

The following information is needed to reconcile the segment amounts to the total information, which agrees to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, loans receivable totaling $119.1 million in 2006 and $65.0 million in 2005, and the related interest income and accrued interest, which are recorded on Opteum’s segment financial statements, are eliminated against corresponding liabilities and expenses recorded on OFS’s segment financial statements. The interest income related to these loans is reported above as inter-segment interest income. There were no inter-segment gross revenues during the periods ended December 31, 2006 and November 3, 2005 (date of the merger) through December 31, 2005, except for this interest, and therefore all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the REIT activities, approximately 93.6% of the interest income was derived from MBS issued by U.S. Government agencies.

For the year ended December 31, 2004, the Company’s sole activities were as a REIT. Therefore segment disclosures are the same as reported in the accompanying consolidated financial statements for those periods.

NOTE 19. INCOME TAXES

Year 2004

There is no tax provision included for the year ended December 31, 2004, as Opteum satisfied the REIT taxation requirements for the year 2004. Opteum was solely a non-taxpaying REIT during the year ended December 31, 2004.

Years 2005 and 2006

As described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a taxable REIT subsidiary, which is a taxpaying entity for income tax purposes, and is taxed separately from Opteum. At the date of acquisition, OFS recorded a deferred tax liability of approximately $22.6 million related to the difference in the carrying amount and the tax basis of the originated MSRs, among other items. The tax impacts of OFS are included in the schedules below for its operating activities from November 3, 2005 through December 31, 2005, and for the year ended December 31, 2006.

The income tax benefit is as follows for the years ended December 31, 2006 and 2005:

(in thousands)

Deferred income tax benefit:	Year ended December 31, 2006	Year ended December 31, 2005
Federal	$24,478	$3,797
State	2,740	423

Total deferred income tax benefit	$27,218	$4,220

The effective income tax benefit for the years ended December 31, 2006 and 2005 differ from the amount determined by applying the statutory federal rate of 35% to income (loss) before income tax as follows:

(in thousands)

	For the year ended December 31, 2006	For the period November 3, 2005, through December 31, 2005
Balance—Beginning of period	$2,038	$2,292
Provision	8,499	306
Charge-Offs	(3,401)	(560)

Balance—End of period	$7,136	$2,038

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, are as follows:

(in thousands)

	At December 31, 2006	At December 31, 2005
Deferred tax assets:
Federal tax loss carry-forward	$29,684	$2,322
State tax loss carry-forward	4,812	423
Loan Loss Reserves, Interest and Other	5,056	296
Mark-to-market adjustments	269	1,158
Total deferred tax assets	$39,821	$4,199

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$28,693	$18,436
Loan origination and other amounts	2,606	2,138
Intangible assets	1,341	1,986
Total deferred tax liabilities	$32,640	$22,560

Net deferred tax assets (liabilities)	$7,181	$(18,361)

As described in Note 1, the Company adopted SFAS No. 156 as of January 1, 2006. As a result of this adoption, net deferred tax liabilities were increased by approximately $1.67 million. Management believes that the deferred tax assets will more likely than not be realized due to the reversal of the deferred tax liabilities and expected future taxable income. As of December 31, 2006, the TRS had an estimated federal tax net operating loss carryforward of about $88 million, which expires beginning in 2025, and is fully available to offset future taxable income.

Tax differences on REIT income

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s REIT taxable income and Opteum’s financial statement net income (loss) can be substantial and each item can affect several years. Since inception through December 31, 2006, Opteum's REIT taxable income is approximately $14.9 million greater than Opteum's financial statement net income as reported in its financial statements.

For the year ended December 31, 2006, Opteum's REIT taxable income was approximately $12.0 million greater than Opteum's financial statement net income from REIT activities. During 2006, Opteum's most significant items and transactions being accounted for differently include interest on inter-company loans with OFS, other-than-temporary impairment losses on the MBS portfolio, equity plan stock awards, depreciation of property and equipment and the accounting for debt issuance costs. The impairment losses on the MBS portfolio will be recognized for tax purposes in 2007 as the actual sales of the securities are completed. The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes. The future deduction of equity plan stock compensation against REIT taxable income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Opteum.

For the year 2005, Opteum's REIT taxable income was approximately $2.1 million greater than Opteum's financial statement net income from REIT activities. The most significant portion of this year 2005 amount, $2.0 million, is attributable to the equity plan stock awards, and the future deduction of this amount against taxable net income is uncertain both as to the year (as the timing of the tax impact of each restricted stock award is up to each employee who has received a grant) and as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date).

For the year 2004, Opteum's taxable net income was $0.8 million greater than Opteum's financial statement net income from REIT activities. Of this amount, $0.7 million is attributable to the equity plan stock awards.

NOTE 20. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2006 (amounts in thousands, except per share data).

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Interest income	$60,281	$75,589	$68,381	$50,758
Interest expense	(56,189)	(60,518)	(67,102)	(57,675)
Net interest income	4,092	15,071	1,279	(6,917)
Net gain on sales of mortgage-backed securities	-	-	-	-
Direct operating expenses	319	227	197	245
General and administrative expenses	20,106	22,768	25,493	28,455
Net (loss)	$(7,972)	$(8,665)	$(6,256)	$(33,923)
Net (loss) per Class A Common Share—Basic and Diluted	$(0.34)	$(0.06)	$(0.25)	$(1.37)
Net (loss) per Class B Common Share—Basic and Diluted	$(0.34)	$(0.06)	$(0.25)	$(1.37)
Weighted average number of Class A common shares outstanding—Basic and Diluted	23,437	23,970	24,376	24,466
Weighted average number of Class B common shares outstanding—Basic and Diluted	319	319	319	319

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

		March 31, 2004		June 30, 2004	September 30, 2004	December 31, 2004
Interest income		$7,194		$10,959	$11,017	$20,463
Interest expense		(2,736)		(4,344)	(4,253)	(10,824)
Net interest income		4,458		6,615	6,764	9,639
Net gain on sales of mortgage-backed securities		—		—	122	(26)
Direct operating expenses		226		280	328	374
General and administrative expenses		288		768	812	1,638
Net income		$3,944		$5,567	$5,746	$7,601
Net income per Class A Common Share—Basic and Diluted		$0.49		$0.56	$0.51	$0.44
Net income per Class B Common Share—Basic and Diluted	$	N/A	$	N/A	$0.53	$0.46
Weighted average number of Class A common shares outstanding—Basic and Diluted		8,001		10,012	10,867	16,825
Weighted average number of Class B common shares outstanding—Basic and Diluted		—		—	319	319

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed with or submitted to the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Controls over Financial Reporting

On November 3, 2005, the Company acquired Opteum Financial Services, LLC, (“OFS”) a privately held company. Management’s assessment of the internal controls at the OFS level started with the assumption that OFS, as a private company, may not possess a system of internal controls sufficient to comply fully with all of the rules and requirements for internal control systems for SEC registrants at the time of the acquisition. Accordingly, management conducted a comprehensive review of all controls in place coupled with an assessment of all critical processes so as to ensure full compliance with the rules and requirements for SEC registrants by year end. This process was a substantial undertaking and required the Company to hire external consultants to assist. As of the dates the Company’s quarterly reports for the periods ended March 31, 2006 and June 30, 2006 were filed, this process was not complete. During the period ended September 30, 2006, as part of the process of establishing whether or not the system of internal controls that existed at OFS were sufficient to comply, management discovered a material weakness with respect to the controls in place associated with the accounting by OFS for IRLCs. Owing to a lack of sufficient internal controls being in place, the accounting treatment utilized to account for IRLCs up to that point was not in compliance with GAAP and the quarterly financial statements issued for the periods ended March 31, 2006 and June 30, 2006 required re-statement. Management made changes during the fourth quarter of 2006, where needed, at OFS to ensure such system of internal control is adequate to allow management to rely on the OFS internal controls for purposes of preparing the Company’s Exchange Act reports.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter, other than as reported above, that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

See Management’s Report on Internal Control Over Financial Reporting included in Item 8. See also the Report of Independent Registered Public Accounting Firm in Item 8. for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's Proxy Statement relating to the Company’s 2007 Annual Meeting of Stockholders to be held on April 30, 2007, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2006 (the "Proxy Statement").

The Company's executive officers are appointed by the Company’s Board of Directors. The Board of Directors has determined that each member of the Audit Committee of the Board of Directors, including the Chair of the Audit Committee, Maureen A. Hendricks, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The Company has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of the Company and its subsidiaries. The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers, as well as the Company’s Corporate Governance Guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.opteum.com and will be made available to any shareholder upon request. The Company intends to disclose any waivers from, or amendments to, the Code of Ethics for Senior Financial Officers by posting a description of such waiver or amendment on our Internet Web site.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to the Proxy Statement and to Part II, Item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a.
Financial Statements. The consolidated financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth in Part II Item 8 of this Form 10-K and are incorporated herein by reference.

The following information is filed as part of this Form 10-K:

b.	Financial Statement Schedules. For years ended December 31, 2006 and 2005.

The following should be read in conjunction with the financial statements referenced above.

(in thousands)

Schedule II
Opteum Financial Services LLC
Valuation and Qualifying Accounts
Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other accounts	Deductions(1)	Balance at End of Period
Year ended December 31, 2006
Allowance for loan losses: (2)
Reflected in Mortgage Loans Held for Sale	$118	$4,820	$-	$4,038	$900
	$118	$4,820	$-	$4,038	$900

(1)	Actual losses charged against the valuation allowance, net of recoveries and reclassifications.
(2)	See also Note 17 to the accompanying consolidated financial statements.

All other schedules are omitted because they are not applicable.

c. Exhibits

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
†10.1
Opteum Inc. 2003 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006

†10.2
Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.3 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

†10.3
Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.4 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

†10.4
Employment Agreement between Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, dated September 29, 2005, filed with the SEC on March 10, 2006

10.5
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates, incorporated by reference to Exhibit 10.5 to the Company’s Form S-11/A, filed with the SEC on May 26, 2004

10.6
Agency Agreement, dated November 20, 2003 between AVM, L.P. and Bimini Mortgage Management, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Form S-11/A, dated November 20, 2003, filed with the SEC on May 26, 2004

†10.7	Opteum Inc. 2004 Performance Bonus Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.8
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.8 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

†10.9
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

†10.11	Form of Phantom Share Award Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.12	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
10.13
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.14
Sixth Amended and Restated Limited Liability Company Agreement of Opteum Financial Services, LLC, dated as of December 21, 2006, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

*21.1	Subsidiaries of the registrant
*23.1	Consent of Ernst & Young LLP
*23.2	Consent of Deloitte & Touche LLP
*24.1	Powers of Attorney
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 14, 2007.

OPTEUM INC. (Registrant)
By	/s/ Robert E. Cauley
Robert E. Cauley Vice Chairman, Senior Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2007.

Signature	Capacity
/s/ Jeffrey J. Zimmer
Jeffrey J. Zimmer	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ Robert E. Cauley
Robert E. Cauley	Director, Vice Chairman of the Board, Senior Executive Vice President, Chief Financial Officer and Chief Investment Officer (Principal Financial Officer)

Peter R. Norden	Director and Senior Executive Vice President	)

Kevin L. Bespolka	Director	)

Maureen A. Hendricks	Director	)	By /s/ Robert E. Cauley Robert E. Cauley, Attorney-in-Fact

W. Christopher Mortenson	Director	)

Buford H. Ortale	Director	)

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on September 26, 2006
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006.
†10.1
Opteum Inc. 2003 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006

†10.2
Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.3 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

†10.3
Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.4 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

†10.4
Employment Agreement between Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, dated September 29, 2005, filed with the SEC on March 10, 2006

10.5
Letter Agreement, dated November 4, 2003 from AVM, L.P. to Bimini Mortgage Management, Inc. with respect to consulting services to be provided by AVM, L.P. and Letter Agreement, dated February 10, 2004 from AVM, L.P. to Bimini Mortgage Management with respect to assignment of AVM, L.P.'s rights, interest and responsibilities to III Associates, incorporated by reference to Exhibit 10.5 to the Company’s Form S-11/A, filed with the SEC on May 26, 2004

10.6
Agency Agreement, dated November 20, 2003 between AVM, L.P. and Bimini Mortgage Management, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Form S-11/A, dated November 20, 2003, filed with the SEC on May 26, 2004

†10.7	Opteum Inc. 2004 Performance Bonus Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.8
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.8 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

†10.9
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

†10.11	Form of Phantom Share Award Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.12	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
10.13
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.14
Sixth Amended and Restated Limited Liability Company Agreement of Opteum Financial Services, LLC, dated as of December 21, 2006, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

*21.1	Subsidiaries of the registrant
*23.1	Consent of Ernst & Young LLP
*23.2	Consent of Deloitte & Touche LLP
*24.1	Powers of Attorney
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.