Form 10-Q
period 2007-03-31
Opteum Inc.
filed 2007-05-10
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,558,184; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

OPTEUM INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS	March 31, 2007	December 31, 2006

MORTGAGE BACKED SECURITIES:
Pledged to counterparties, at fair value	$2,930,510,017	$2,803,019,180
Unpledged, at fair value	1,286,084	5,714,860

TOTAL MORTGAGE BACKED SECURITIES	2,931,796,101	2,808,734,040

Cash and cash equivalents	78,946,785	92,506,282
Mortgage loans held for sale, net	402,560,006	749,833,599
Retained interests, trading	101,974,381	104,198,721
Securities held for sale	849,139	857,788
Mortgage servicing rights, net	91,940,415	98,859,466
Receivables, net	5,092,605	5,958,329
Principal payments receivable	9,112,840	12,209,825
Accrued interest receivable	14,481,468	14,072,078
Derivative asset	482,507	5,863,963
Deferred tax asset, net	-	7,180,598
Property and equipment, net	9,140,121	15,788,078
Prepaid and other assets	18,857,336	21,571,169
TOTAL ASSETS	$3,665,233,704	$3,937,633,936
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$2,862,121,928	$2,741,679,650
Warehouse lines of credit and drafts payable	405,240,442	734,878,632
Other secured borrowings	124,270,815	121,976,748
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	20,558,256	17,776,464
Dividends payable	1,267,645	1,266,937
Deferred tax liability, net	4,281,956	-
Minority interest in consolidated subsidiary	-	770,563
Accounts payable, accrued expenses and other	26,620,709	23,753,113

TOTAL LIABILITIES	3,547,458,751	3,745,199,107

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; designated 1,800,000 Class A Redeemable and 2,000,000 Class B Redeemable; no shares issued and outstanding as of March 31, 2007 and December 31, 2006	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 24,556,219 shares issued and outstanding as of March 31, 2007 and 24,515,717 shares issued and outstanding as of December 31, 2006	24,556	24,516
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of March 31, 2007 and December 31, 2006	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of March 31, 2007 and December 31, 2006	319	319
Additional paid-in capital	336,325,956	335,646,460
Accumulated other comprehensive loss	(72,775,359)	(76,773,610)
Accumulated deficit	(145,800,838)	(66,463,175)

TOTAL STOCKHOLDERS' EQUITY	117,774,953	192,434,829
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,665,233,704	$3,937,633,936
See notes to consolidated financial statements.

OPTEUM INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006

Interest income, net of amortization of premium and discount	$53,877,464	$60,280,985
Interest expense	(51,972,115)	(56,189,361)
NET INTEREST INCOME	1,905,349	4,091,624
OTHER INCOME	1,367,392	1,748,142

SERVICING (LOSS):
Servicing fee income	7,578,796	6,299,224
Fair value adjustments to mortgage servicing rights	(12,221,653)	(8,062,481)
NET SERVICING LOSS	(4,642,857)	(1,763,257)

NON-INTEREST INCOME:
GAINS (LOSS) ON MORTGAGE BANKING ACTIVITIES	(17,959,672)	2,996,730
LOSS ON SALES OF MORTGAGE BACKED SECURITIES	(820,271)	-
TOTAL NET REVENUES (DEFICIENCY OF REVENUES)	(20,150,059)	7,073,239

DIRECT REIT OPERATING EXPENSES	228,247	319,250
GENERAL AND ADMINISTRATIVE EXPENSES:
Impairment of property and equipment	5,951,752	-
Impairment of goodwill and other intangible assets	2,825,741	-
Compensation and related benefits	8,064,709	8,024,556
Audit, legal and other professional fees	2,313,350	1,202,147
Other interest	2,133,758	1,731,785
Valuation allowance	17,812,256	1,341,609
Occupancy and utilities	3,625,906	1,612,226
Advertising and marketing	957,229	1,118,998
Other administrative	3,315,020	5,074,915
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	46,999,721	20,106,236
TOTAL EXPENSES	47,227,968	20,425,486

LOSS BEFORE INCOME TAXES	(67,378,027)	(13,352,247)

INCOME TAX (PROVISION) BENEFIT	(11,462,554)	5,380,436
NET LOSS BEFORE MINORITY INTEREST	(78,840,581)	(7,971,811)
MINORITY INTEREST IN THE CONSOLIDATED SUBSIDIARY’S LOSS	770,563	-
NET LOSS	$(78,070,018)	$(7,971,811)

OPTEUM INC. CONSOLIDATED STATEMENTS OF OPERATIONS (con’t) (Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
BASIC AND DILUTED NET LOSS PER SHARE OF:
PER CLASS A REDEEMABLE PREFERRED SHARE	$-	$-
CLASS A COMMON STOCK	$(3.14)	$(0.34)
CLASS B COMMON STOCK	$(3.14)	$(0.34)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS
CLASS A REDEEMABLE PREFERRED SHARES	-	1,223,208
CLASS A COMMON STOCK	24,534,374	23,436,534
CLASS B COMMON STOCK	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A REDEEMABLE PREFERRED SHARE	-	$-
CLASS A COMMON STOCK	$0.05	$0.11
CLASS B COMMON STOCK	$0.05	$0.11
See notes to consolidated financial statements.

OPTEUM INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) Three Months Ended March 31, 2007

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total
Balances, December 31, 2006	$ 24,516	$ 319	$ 319	$ 335,646,460	$ (76,773,610)	$ (66,463,175)	$ 192,434,829

Issuance of Class A Common Stock for board compensation and equity plan share exercises, net	40	-	-	43,126	-		43,166
Cash dividends declared, March 2007	-	-	-	-	-	(1,267,645)	(1,267,645)
Amortization of equity plan compensation	-	-	-	739,945	-	-	739,945
Equity plan shares withheld for statutory minimum withholding taxes				(103,575)			(103,575)
Reclassify net realized loss on security sales	-	-	-	-	820,271	-	820,271
Net loss	-	-	-	-	-	(78,070,018)	(78,070,018)
Unrealized gain on available-for-sale securities, net	-	-	-	-	3,177,980	-	3,177,980
Comprehensive loss	-	-	-	-	-	-	(74,892,038)

Balances, March 31, 2007	$ 24,556	$ 319	$ 319	$ 336,325,956	$(72,775,359)	$(145,800,838)	$ 117,774,953
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,070,018)	$(7,971,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on mortgage banking activities	17,959,672	(2,996,730)
Amortization of premium and discount on mortgage backed securities	2,390,095	3,471,025
Decrease (Increase) in residual interest in asset backed securities	2,224,340	(7,185,613)
Originated mortgage servicing rights	6,919,051	(4,633,843)
Decrease in mortgage loans held for sale	330,065,610	179,720,923
Decrease in securities held for sale	8,649	935,300
Derivative asset	4,629,767	-
Stock compensation	679,536	657,468
Minority interest in the consolidated subsidiary’s loss	(770,563)	-
Depreciation and amortization	1,154,116	1,027,644
Impairment of property and equipment	5,951,752	-
Impairment of goodwill and other intangible assets	2,825,741
Deferred income tax (benefit) provision	11,462,554	(3,704,129)
Loss on sales of mortgage backed securities	820,271	-
Changes in operating assets and liabilities:
Decrease in other receivables, net	865,724	17,855,238
(Increase) in accrued interest receivable	(409,390)	(701,063)
(Increase) decrease in prepaids and other assets	(268,904)	283,855
Increase in accrued interest payable	2,781,792	4,406,495
Increase in accounts payable, accrued expenses and other	1,415,822	2,682,552
NET CASH PROVIDED BY OPERATING ACTIVITIES	312,635,617	183,847,311

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(834,671,789)	(432,101,265)
Sales	409,782,566	-
Principal repayments	305,712,032	321,984,757
Purchases of property equipment, and other	(300,917)	(1,842,465)
NET CASH USED IN INVESTING ACTIVITIES	(119,478,108)	(111,958,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	2,310,000
Proceeds from repurchase agreements	5,288,715,205	4,609,404,826
Principal payments on repurchase agreements	(5,168,272,927)	(4,533,048,362)
Decrease in warehouse lines of credit, drafts payable and other secured borrowings	(325,892,347)	(185,565,000)
Stock issuance and other costs	-	(128,384)
Purchases of treasury stock	-	(4,500,327)
Cash dividends paid	(1,266,937)	-
NET USED IN FINANCING ACTIVITIES	(206,717,006)	(111,527,247)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,559,497)	(39,638,909)

CASH AND CASH EQUIVALENTS, Beginning of the period	92,506,282	130,510,948
CASH AND CASH EQUIVALENTS, End of the period	$78,946,785	$90,872,039

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)

	(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$51,324,081	$53,514,651

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Unsettled security purchases	$-	$1,709,728
Cash dividends declared and payable, not yet paid	$(1,267,645)	$2,645,853
See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2007

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Opteum Inc., a Maryland corporation (“Opteum”), was originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage backed securities (“MBS”). Opteum’s shares of Class A Common Stock are listed on the New York Stock Exchange and trade under the ticker symbol “OPX.” Opteum’s website is located at http://www.opteum.com.

On November 3, 2005, Opteum, then known as Bimini, acquired Opteum Financial Services, LLC (“OFS”). Upon closing of the transaction, OFS became a wholly-owned taxable REIT subsidiary (“TRS”) of Bimini. Under the terms of the transaction, Bimini issued 3.7 million shares of Class A Common Stock and 1.2 million shares of Class A Redeemable Preferred Stock to the former members of OFS. Bimini also agreed to a contingent earn-out of up to $17.5 million based on the achievement by OFS of certain specific financial objectives. For the period from the date of acquisition through March 31, 2007, such objectives were not met and there were no payments made in respect of the contingent earn-out.

On February 10, 2006, Bimini changed its name to Opteum Inc. At Opteum’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OFS were converted into shares of Opteum’s Class A Common Stock on a one-for-one basis following the approval of such conversion by Opteum’s stockholders.

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

As used in this document, references to “Opteum,” the parent company, the registrant, and to REIT qualifying activities or the general management of Opteum Inc.’s investment portfolio of MBS refer solely to “Opteum Inc.” Further, as used in this document, references to “OFS,” Opteum’s taxable REIT subsidiary or non-REIT eligible assets refer solely to Opteum Financial Services, LLC and its consolidated subsidiaries. References to the “Company” refer to Opteum and OFS on a consolidated basis. The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OFS.

On April 20, 2007, the Board of Managers of OFS, at the recommendation of the Board of Directors of Opteum, approved the closure of OFS’s wholesale and conduit mortgage loan origination channels in the second quarter of 2007. Additionally, in May 2007, OFS signed a binding agreement to sell its retail mortgage loan origination channel to a third party. The impact of these decisions on the March 31, 2007 financial statements includes OFS recording impairment charges on goodwill and other intangible assets and on certain fixed assets (as further described below). See Note 19.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended March 31, 2007 are not necessarily indicative of results that can be expected for the year ended December 31, 2007. Certain prior year amounts were reclassified to conform to the 2007 presentation. The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, the realizability of the deferred tax assets and related valuation allowance, the valuation allowance on mortgage loans held for sale, the amount of the impairment charges recorded on certain assets, the valuation of retained interests, trading and the fair value of mortgage servicing rights.

Consolidation

Opteum owned 100% of OFS until December 21, 2006, when a Class B non-voting interest representing 7.5% of OFS’s then outstanding limited liability company membership interest was sold to Citigroup Realty. Citigroup Realty’s proportionate share in the after-tax results of OFS’s operations are shown in the accompanying consolidated statements of operations and Citigroup Realty’s interests in the net equity of OFS is reflected as a liability on the accompanying consolidated balance sheets. The minority interest’s share of the loss for the three months ended March 31, 2007 has been limited to its investment; see Note 2.

The accompanying consolidated financial statements include the accounts of Opteum and its majority-owned subsidiary, OFS, as well the wholly-owned and majority owned subsidiaries of OFS. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

As further described in Note 11, Opteum has a common share investment in two trusts used in connection with the issuance of Opteum’s junior subordinated notes. Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Opteum’s common share investments in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for on the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of March 31, 2007 and December 31, 2006.

Valuation of Mortgage Backed Securities

The valuation of the Company's investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the Company's financial statements at their estimated fair value as of March 31, 2007 and December 31, 2006. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of March 31, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.

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

In a securitization, the Company accumulates the desired amount of Mortgage Loans and securitizes them in order to create marketable securities. First, pursuant to a Mortgage Loan Purchase Agreement (“MLPA”), the Company sells Mortgage Loans to Opteum Mortgage Acceptance Corporation (“OMAC”), the Company's wholly-owned special purpose entity created for the execution of these securitizations. Under this MLPA, the Company makes general representations and warranties for the Mortgage Loans sold by the Company to OMAC.

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

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. The estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs. The broker, Interactive Mortgage Advisors, LLC, is 50% owned by OFS. To determine the market valuation, the broker uses a valuation model that incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income of the loan, prepayment speeds and default rates that market participants use for acquiring similar servicing rights. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. The Company elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class). As a result of adopting SFAS 156, the Company recognized a $2.6 million after-tax ($4.3 million pre-tax) increase in retained earnings as of January 1, 2006, representing the cumulative effect adjustment of re-measuring all servicing assets and liabilities that existed as of December 31, 2005, from a lower of amortized cost or market basis to a fair value basis.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment with a depreciable life of 3 years, office furniture with a depreciable life of 5 to 12 years, leasehold improvements with a depreciable life of 5 to 15 years, land which has no depreciable life and building with a depreciable life of 30 years, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Asset lives range from three years to thirty years depending on the type of asset.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels (discussed in Note 19) required management to test the associated long lived assets for recoverability. In connection with the testing of recoverability of the long lived assets, OFS recorded an impairment charge of $6.0 million for the three months ended March 31, 2007. Further, in accordance with SFAS 144, such long lived assets were reported by OFS as held for use as of March 31, 2007, but these assets will be included in discontinued operations for the remainder of 2007.

Property and equipment as of March 31, 2007 and December 31, 2006, is net of accumulated depreciation of $5.3 million and $4.3 million, respectively. Depreciation expense for the three months ended March 31, 2007 and 2006 was $1.0 million and $0.9 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company's goodwill all arose from the OFS merger.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets , goodwill of a reporting unit (OFS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount. The closure and/or sale of the wholesale and conduit mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization. Accordingly, OFS recorded impairment charges for both goodwill and other intangible assets not subject to amortization of approximately $2.8 million as of March 31, 2007.

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

Derivative assets or liabilities arising from the Company's derivative activities are reported as separate line items in the accompanying consolidated financial statements in “Derivative Asset” or Derivative Liability.” IRLCs are included in “Mortgage loans held for sale” in the accompanying consolidated balance sheets. Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the caption “Gains (losses) on mortgage banking activities.”

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of March 31, 2007 and December 31, 2006, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

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

Gain (Loss) on Sale of Loans

Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $12.2 million and $16.0 million were capitalized as direct loan origination costs during the three months ended March 31, 2007 and 2006, respectively and reflected in the basis of loans sold for gain on sale recognition purposes. Loan fees related to the origination and funding of mortgage loans held for sale which were also capitalized, were $1.2 million and $1.6 million during the three months ended as of March 31, 2007 and 2006, respectively. The net gain/(loss) on sale of loans for the three months ended March 31, 2007 and 2006 was ($18.0) million and $3.0 million, respectively. The net loss on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gains (loss) on mortgage banking activities” on the consolidated statement of operations.

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

Comprehensive (loss) is as follows:

(in thousands)

	(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
Net (loss)	$(78,070)	$(7,972)

Plus unrealized gain (loss) on available-for-sale securities, net	3,178	(11,424)

Comprehensive loss	$(74,892)	$(19,396)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Opteum's stock-based compensation transactions resulted in an aggregate of $0.8 million of compensation expense for the three months ended March 31, 2007 and $0.8 million of compensation expense for the three months ended March 31, 2006.

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

OFS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision will be recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize in the consolidated balance sheet of the Company.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, including the impacts of the Company’s current plans to close the OFS wholesale and conduit mortgage loan origination channels in the second quarter of 2007, and to sell the OFS retail mortgage loan origination channel to a third party.  At this time, management believes it is more likely than not that the Company will not realize the full benefits of the federal tax loss carryforwards, and that the Company will not realize any benefit of the state tax loss carryforwards and the other deferred tax assets.  Therefore, the Company has recorded a valuation allowance of $37.4 million against certain deferred tax assets at March 31, 2007. The Company believes deferred tax assets of $23.4 million for which there are future reversals of existing taxable temporary differences expected to result in tax gains are more likely than not realizable as of March 31, 2007.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 SFAS 159.  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.   Under certain conditions, early adoption is permitted as of the beginning of the previous fiscal year.  The Company is currently evaluating the impact of SFAS 159, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value that are dispersed among the many accounting pronouncements that require fair value measurements and the limited guidance for applying those definitions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on the financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007, and such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 (i) permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (iii) contains other provisions that are not germane to the Company. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. A scope exception under SFAS 155 where by securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial asset, and for which the investor does not control the right to accelerate the settlement was adopted by the FASB. The MBS securities owned in the REIT portfolio fall under this scope exception. However, in the future, the Company may own securities that may not fall under the exception or the FASB may repeal the exception, in which case the Company would be subject to the provisions of SFAS 155. Should securities owned by the Company fall under the provisions of SFAS 155 in the future, the Company’s results of operations may exhibit volatility as certain of its future investments may be marked to market through the income statement. Currently, changes in the value of the Company’s MBS securities are recognized through other comprehensive income (loss), a component of stockholders equity.

NOTE 2. OPTEUM FINANCIAL SERVICES, LLC

On November 3, 2005, Opteum acquired 100% of the equity interests of OFS through a merger with a wholly-owned subsidiary of Opteum. The results of operations of OFS have been included in the Company's consolidated financial statements since November 3, 2005.

At the date of the merger, the Company recorded intangible assets with finite lives in the amount of $2.1 million for proprietary software and $0.6 million for an unlocked loans pipeline.  The software intangible has a 36 month life without any significant residual value, and the unlocked loans intangible was reduced as the applicable loans were closed. During 2006, the unlocked loans pipeline was reduced to zero.  As of March 31, 2007, the software intangible had been fully amortized, with $1.3 million of amortization expense for the three months ended March 31, 2007.  As of March 31, 2007, the Company’s goodwill of $2.1 million was fully impaired and written off in accordance with SFAS 142. In addition the Company recorded an impairment charge of $0.7 million to reduce the trade name intangible asset to $0.6 million as of March 31, 2007, in accordance with SFAS 144. During the three months ended March 31, 2007, the goodwill was deemed fully impaired and its carrying value was reduced to zero.

On December 21, 2006, Opteum sold to Citigroup Realty a Class B non-voting limited liability company membership interest in OFS, representing 7.5% of all of OFS’s outstanding limited liability company membership interests. Immediately following the transaction, Opteum held Class A voting limited liability company membership interests in OFS representing 92.5% of all of OFS’s outstanding limited liability company membership interests. In connection with the transaction, Opteum also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OFS representing 7.49% of all of OFS’s outstanding limited liability company membership interests.

Citigroup Realty’s proportionate share in the after-tax results of OFS’s operations are shown in the accompanying statements of operation, and Citigroup Realty’s interests in the net equity of these subsidiaries is reflected as a liability on the accompanying balance sheets. However, during the three-months ended March 31, 2007, the proportionate share of OFS loss exceeded the net investment attributable to Citigroup Realty. Therefore, the portion of the net loss of OFS that is attributable to Citigroup Realty’s interest that is in excess of their investment is charged against the Company. Citigroup Realty’s net investment on December 31, 2006 was $0.8 million. For the quarter ended March 31, 2007, Citigroup Realty’s interest in the net loss of OFS was limited to $0.8 million. The losses absorbed by the Company which are in excess of Citigroup Realty’s investment totaled approximately $5.1 million for the quarter ended March 31, 2007. In future periods, the Company will be credited first for these absorbed losses before Citigroup Realty’s investment is reinstated.

NOTE 3. MORTGAGE LOANS HELD FOR SALE, NET

Upon the closing of a residential mortgage loan or shortly thereafter, OFS will sell or securitize the majority of its mortgage loan originations. OFS also sells mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OFS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. As of March 31, 2007, OFS serviced approximately $9.4 billion of mortgage loans sold into the secondary market. All of OFS’s loans held for sale are pledged as collateral under the various financing arrangements described in Note 8. Mortgage loans held for sale consist of the following as of March 31, 2007 and December 31, 2006:

 (in thousands)

	March 31, 2007	December 31, 2006
Mortgage loans held for sale, and other, net	$416,620	$741,545
Deferred loan origination costs and other-net	5,387	9,188
Lower of cost or market and valuation allowance	(19,447)	(899)

	$402,560	$749,834

Included in mortgage loans held for sale above are IRLCs.  Fluctuations in the fair market value of IRLCs and other derivatives employed for hedging are reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

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

The following table summarizes OFS’s residual interests in securitizations as of March 31, 2007 and December 31, 2006:

(in thousands)

Series	Issue Date	March 31, 2007	December 31, 2006

HMAC 2004-1	March 4, 2004	$2,513	$2,948
HMAC 2004-2	May 10, 2004	1,655	1,939
HMAC 2004-3	June 30, 2004	566	362
HMAC 2004-4	August 16, 2004	1,776	1,544
HMAC 2004-5	September 28, 2004	3,996	4,545
HMAC 2004-6	November 17, 2004	8,828	9,723
OMAC 2005-1	January 31, 2005	10,236	13,331
OMAC 2005-2	April 5, 2005	13,676	14,259
OMAC 2005-3	June 17, 2005	16,458	16,091
OMAC 2005-4	August 25, 2005	13,938	12,491
OMAC 2005-5	November 23, 2005	10,034	8,916
OMAC 2006-1	March 23, 2006	14,024	13,219
OMAC 2006-2	June 26, 2006	4,274	4,831

Total		$101,974	$104,199

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2006 were as follows:

2006
Prepayment speeds (CPR)	36.25%
Weighted-average-life	4.18
Expected credit losses	0.74%
Discount rates	16.81%
Interest rates	Forward LIBOR Yield curve

As of March 31, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	March 31, 2007	December 31, 2006
Balance sheet carrying value of retained interests - fair value	$101,974	$104,199
Weighted average life (in years)	4.00	4.26
Prepayment assumption (annual rate)	38.94%	37.88%
Impact on fair value of 10% adverse change	$(6,748)	$(8,235)
Impact on fair value of 20% adverse change	$(12,334)	$(14,939)
Expected credit losses (% of original unpaid principal balance)	0.51%	0.56%
Impact on fair value of 10% adverse change	$(2,602)	$(3,052)
Impact on fair value of 20% adverse change	$(5,285)	$(6,098)
Residual cash-flow discount rate	17.35%	16.03%
Impact on fair value of 10% adverse change	$(4,407)	$(4,575)
Impact on fair value of 20% adverse change	$(8,452)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(17,611)	$(18,554)
Impact on fair value of 20% adverse change	$(33,568)	$(39,292)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve as of March 31, 2007 and December 31, 2006.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OFS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through March 31, 2007	Projected Future Credit Losses as of March 31, 2007	Projected Total Credit Losses as of March 31, 2007
HMAC 2004-1	March 4, 2004	$ 309,710	0.18%	0.12%	0.30%
HMAC 2004-2	May 10, 2004	388,737	0.38	0.15	0.53
HMAC 2004-3	June 30, 2004	417,055	0.17	0.15	0.32
HMAC 2004-4	August 16, 2004	410,123	0.14	0.14	0.28
HMAC 2004-5	September 28, 2004	413,875	0.10	0.26	0.36
HMAC 2004-6	November 17, 2004	761,027	0.23	0.28	0.51
OMAC 2005-1	January 31, 2005	802,625	0.10	0.27	0.37
OMAC 2005-2	April 5, 2005	883,987	0.07	0.36	0.43
OMAC 2005-3	June 17, 2005	937,117	0.04	0.35	0.39
OMAC 2005-4	August 25, 2005	1,321,739	0.01	0.51	0.52
OMAC 2005-5	November 23, 2005	986,277	0.01	0.61	0.62
OMAC 2006-1	March 23, 2006	934,441	0.00	0.67	0.67
OMAC 2006-2	June 26, 2006	491,572	0.00	1.12	1.12
Total		$ 9,058,285

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	March 31, 2007	March 31, 2006
Proceeds from securitizations	$-	$939,305
Servicing fees received	5,310	4,592
Servicing advances	605	335
Cash flows received on retained interests	901	1,016

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of March 31, 2007 and December 31, 2006:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more	Net Credit Losses
March 31, 2007	$5,427,366	$227,215	$7,512
December 31, 2006	5,849,013	138,205	5,210

NOTE 5. MORTGAGE SERVICING RIGHTS, NET

As permitted by the effective date provisions of SFAS No. 156, the Company early adopted SFAS No. 156 as of January 1, 2006 with respect to the valuation of its MSRs. (See Note 1 - Mortgage Servicing Rights.) Activities for MSRs are summarized as follows for the three months ended March 31, 2007 and for the year ended December 31, 2006:

(in thousands)

	March 31, 2007	March 31, 2006
Balance at beginning of period	$98,859	$86,082
Adjustment to fair value upon adoption of SFAS 156 as of January 1, 2006	-	4,298
Additions	5,303	11,020
Changes in fair value:
Changes in fair value due to changes in market conditions and run-off	(9,663)	(6,918)
Changes in fair value due to change in valuation assumptions	(2,559)	(1,145)

Balance at end of period	$91,940	$93,337

The Company elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. As a result of the early adoption of SFAS 156, the carrying value of the MSRs were increased by approximately $4.3 million (pre-tax) as of January 1, 2006. As required by the provisions of SFAS 156, the net of tax effect was recorded as a cumulative effect adjustment to retained earnings of OFS as of January 1, 2006. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

The fair value of MSRs is determined using discounted cash flow techniques. Changes in fair value are the result of changes in market conditions, changes in valuation assumptions and run-off of the underlying mortgage loans. Changes in fair value due to run-off of the underlying mortgage loans and changes in value due to changes in market conditions are grouped together above. When the underlying assumptions used for valuation purposes are changed, the effect on fair value is presented separately. For the three months ended March 31, 2007 and 2006, such changes to the underlying assumptions resulted in changes in fair value of ($2.6) million and ($1.1) million, respectively. During the three months ended March 31, 2007 and 2006, the MSR value increased/(decreased) by ($6.9) million and $7.3 million, respectively. Additions to the servicing portfolio, net of run-off, for the three months ended March 31, 2007 and 2006, were $0.6 million and $5.5 million, respectively. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information.

As of March 31, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSR rights cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows: (Note: base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

(in thousands)

	March 31, 2007	December 31, 2006
Prepayment assumption (annual rate) (PSA)	406.8	424.6
Impact on fair value of 10% adverse change	$(3,986)	$(3,923)
Impact on fair value of 20% adverse change	$(7,535)	$(7,557)
MSR Cash-Flow Discount Rate	14.39%	14.50%
Impact on fair value of 10% adverse change	$(3,378)	$(3,505)
Impact on fair value of 20% adverse change	$(6,480)	$(6,727)

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

NOTE 6. MORTGAGE BACKED SECURITIES

As of March 31, 2007 and December 31, 2006, all of Opteum's MBS were classified as available-for-sale and, as such, were reported at their estimated fair value. Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of Opteum's MBS portfolio as of March 31, 2007 and December 31, 2006:

(in thousands)

	March 31, 2007	December 31, 2006
Hybrid Arms	$516,598	$76,488
Adjustable Rate Mortgages	1,821,445	2,105,818
Fixed Rate Mortgages	593,753	626,428

Totals	$2,931,796	$2,808,734

The following table presents the components of the carrying value of Opteum's MBS portfolio as of March 31, 2007 and December 31, 2006:

(in thousands)

	March 31, 2007	December 31, 2006

Principal balance	$2,893,760	$2,779,867
Unamortized premium	111,272	116,114
Unaccreted discount	(461)	(502)
Gross unrealized gains	1,218	422
Other-than-temporary losses	-	(9,971)
Gross unrealized losses	(73,993)	(77,196)
Carrying value/estimated fair value	$2,931,796	$2,808,734

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, as of March 31, 2007:

(in thousands)

	Loss Position More than 12 Months		Loss Position Less than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Hybrid Arms	$63,890	$(1,697)	$188,705	$(638)	$252,595	$(2,335)
Adjustable Rate Mortgages	1,255,190	(47,191)	427,654	(1,611)	1,682,844	(48,802)
Fixed Rate Mortgages	503,935	(22,842)	3,524	(14)	507,459	(22,856)

	$1,823,015	$(71,730)	$619,883	$(2,263)	$2,442,898	$(73,993)

The following table presents for Opteum's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, as of December 31, 2006:

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

As of March 31, 2007, all of Opteum's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The Company believes that the overall decline in fair value of MBS is not considered to be other-than-temporary as of March 31, 2007.  Accordingly, the write down to fair value is recorded in other comprehensive loss as an unrealized loss. Generally, the factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Opteum's ability and intention to hold the MBS owned.   At December 31, 2006, the Company recorded a $10.0 million loss related to an other-than-temporary impairment on MBS securities identified for sale during the three months ended March 31, 2007. Subsequent to the release of the Company’s annual report for the year ended December 31, 2006, the Company sold the balance of such assets and recorded an additional net loss of $0.8 million. The $0.8 million loss is classified as “Loss on sales of Mortgage Backed Securities” in the accompanying Statement of Operations. The Company has the present intent and ability to hold the remaining available for sale assets until their decline in fair market value could be recovered.

NOTE 7. EARNINGS PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings per Share, and the guidance provided in the FASB's EITF Issue No. 03-6, Participating Securities and the two-class method under FASB Statement No. 128, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents, or two classes of participating securities to present both basic and diluted EPS on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents.

The shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. The Class B Common Stock is therefore included in the computations of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

Effective November 3, 2005, the Company issued 1.2 million shares of Class A Redeemable Preferred Stock, pursuant to the acquisition of OFS. Holders of shares of the preferred stock could not receive or accrue dividend payments prior to January 1, 2006. After January 1, 2006, and prior to March 31, 2006, holders of Class A Redeemable Preferred Stock were entitled to receive dividends according to the formula described in the Company's amended Articles of Incorporation. For the Company's first quarter 2006 dividend declared on March 10, 2006, the shares of Class A Redeemable Preferred Stock, although considered to be participating securities, did not receive a dividend pursuant to the formula. Following the provisions of EITF 03-6, the Class A Redeemable Preferred Stock, a participating security prior to conversion on April 28, 2006, was excluded in the computation of basic EPS using the two-class method.

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

The Company has dividend eligible stock incentive plan shares that were outstanding during the three month periods ended March 31, 2007 and March 31, 2006. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the basic EPS computation for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the three month periods ended March 31, 2007 and 2006, 477,290 incentive plan shares in 2007 and 650,320 incentive plan shares in 2006 are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands)

	(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(77,068)	$(7,863)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	24,556	23,083
Effect of weighting	(22)	353
Weighted average shares-basic and diluted	24,534	23,436
Basic and diluted EPS per Class A common share	$(3.14)	$(0.34)

Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(1,002)	$(109)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319
Effect of weighting	-	-
Weighted average shares-basic and diluted	319	319
Basic and diluted EPS per Class B common share	$(3.14)	$(0.34)
Basic and diluted EPS per Class A redeemable preferred share:
Numerator: net loss allocated to Class A redeemable preferred shares	$-	$-
Denominator: basic and diluted:
Class A redeemable preferred shares outstanding at the balance sheet date	-	1,223,208
Basic and diluted EPS per Class A redeemable preferred share	$-	$-

NOTE 8. WAREHOUSE LINES OF CREDIT AND DRAFTS PAYABLE

OFS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to quarter end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loan sale agreements accounted for as financing consisted of the following as of March 31, 2007 and December 31, 2006:

(in thousands)

Warehouse and aggregation lines of credit:	March 31, 2007	December 31, 2006

A committed warehouse line of credit for $100.0 million between OFS and Residential Funding Corporation ("RFC"). The agreement expired on February 28, 2007 and was not renewed. RFC is now a party to the JPM syndicated facility below. The agreement provides for interest rates based upon one month LIBOR plus a margin between 1.00% and 2.50% depending on the product that was originated or acquired.	$-	$6,172

A syndicated committed warehouse line of credit for $850.0 million between OFS and JP Morgan Chase (“JPM”). The agreement expires on May 30, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.60% to 1.50% depending on the product originated or acquired.	192,110	409,609

An aggregation facility for $1.5 billion for the whole loan and servicing rights facility, collectively, (of which no more than $100.0 million may be allocated to the servicing rights facility) between HS Special Purpose, LLC, a wholly-owned subsidiary of OFS, and Citigroup Global Markets Realty Corp. (“Citigroup”) to aggregate loans pending securitization. The agreement expires on December 20, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.30%.	141,887	5,358

A $750.0 million purchase and security agreement between OFS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”). The agreement expired on February 28, 2007 and was not renewed.	-	3,283

Drafts payable	5,090	6,542

Loan sale agreements accounted for as financings:
An uncommitted $700.0 million purchase agreement between OFS and Colonial Bank. The facility is due upon demand and can be cancelled by either party upon notification to the counterparty. OFS incurs a charge for the facility based on one month LIBOR plus 0.50% for the first $300.0 million purchased and one month LIBOR plus 0.75% for the amount used above and beyond $300.0 million. The facility is secured by loans held for sale and cash generated from sales to investors.	66,153	303,915

Total warehouse lines and drafts payable	$405,240	$734,879

In addition to the RFC, JPM, Citigroup, UBS Warburg, and Colonial Bank facilities, OFS has purchase and sale agreements with Fannie Mae. These additional agreements allow OFS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OFS has a combined capacity of $100.0 million under these purchase and sale agreements. There were $6.0 million sold and being held under these agreements as of March 31, 2007. The agreements are not committed facilities and may be terminated at the discretion of either party.

The facilities are secured by mortgage loans and other assets of OFS. The facilities generally contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency. As of March 31, 2007, OFS was not in compliance with respect to two covenants pertaining to tangible net worth with two lenders. OFS has obtained waivers from each lender for the covenant violations. However, OFS may violate such covenants again in the future. In the event the violations occur, OFS may be unable to obtain waivers. In the event waivers are not obtained, OFS would be in default under the terms of the agreements. In the event OFS defaulted under the terms of the agreement, the lenders could force OFS to liquidate the mortgage loans collateralizing the loan, seek payment from the Company as guarantor, or force OFS into an involuntary bankruptcy.

NOTE 9. OTHER SECURED BORROWINGS

Other secured borrowings consisted of the following as of March 31, 2007 and December 31, 2006:

(in thousands)

	March 31, 2007	December 31, 2006
A committed warehouse line of credit for $150.0 million between OFS and JP Morgan Chase, that allows for a sublimit for originated Mortgage Servicing Rights. The agreement expires May 30, 2007. The agreement provides for interest rate based on LIBOR plus 1.50% to 1.85% depending on collateral type.	$73,687	$71,657

Citigroup Global Realty Inc., working capital line of credit for $80.0 million secured by the retained interests in securitizations through OMAC 2006-2. The facility expires on December 20, 2007. The agreement provides for interest rate based on LIBOR plus 1.00%	50,584	50,320
	$124,271	$121,977

NOTE 10. REPURCHASE AGREEMENTS

Opteum has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to LIBOR. At March 31, 2007, Opteum had an outstanding amount of $2.9 billion with a net weighted average borrowing rate of 5.24% and these agreements were collateralized by MBS with a fair value of $2.9 billion. As of December 31, 2006, Opteum had an outstanding amount of $2.7 billion with a net weighted average borrowing rate of 5.31%, and these agreements were collateralized by MBS with a fair value of $2.8 billion.

As of March 31, 2007, Opteum's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$361,126	$1,653,806	$890,776	$2,905,708
Fair market value of securities sold, including accrued interest receivable	$-	$352,599	$1,614,191	$870,326	$2,837,116
Repurchase agreement liabilities associated with these securities	$-	$358,576	$1,625,027	$878,519	$2,862,122
Net weighted average borrowing rate	-	5.29%	5.29%	5.12%	5.24%

As of December 31, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$859,344	$807,488	$1,149,309	$2,816,141
Fair market value of securities sold, including accrued interest receivable	$—	$833,436	$793,702	$1,106,228	$2,733,366
Repurchase agreement liabilities associated with these securities	$—	$842,094	$805,595	$1,093,991	$2,741,680
Net weighted average borrowing rate	—	5.31%	5.33%	5.29%	5.31%

As of March 31, 2007, Opteum's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$873,149	$16,329	168	30.52%
ING Financial Markets LLC	699,520	14,148	91	24.44
JP Morgan Securities	565,111	14,065	255	19.74
Nomura Securities International, Inc.	328,640	8,407	48	11.48
Countrywide Securities Corp	127,167	4,708	45	4.44
RBS Greenwich Capital	98,613	1,315	38	3.45
Bank of America Securities, LLC	54,120	1,929	52	1.89
Morgan Stanley	33,650	1,042	10	1.18
HSBC Securities (USA) Inc	31,537	615	6	1.10
Lehman Brothers	27,045	598	60	0.94
Goldman Sachs	23,570	706	151	0.82
Total	$2,862,122	$63,862		100.00%

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2006, Opteum's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

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

NOTE 12. CAPITAL STOCK

Issuances of Class A Common Stock

During the three months ended March 31, 2007, the Company issued a total of 5,974 shares of Class A Common Stock to its independent directors for the payment of director fees for services rendered.

For the three months ended March 31, 2007, the Company issued 34,528 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 14).

Dividends

On December 20, 2006, the Company’s Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of January 3, 2007. The distribution totaling $1.3 million was paid on January 19, 2007.

On March 9, 2007, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of March 26, 2007. The distribution totaling $1.3 million was paid on April 13, 2007.

Other Classes of Common and Preferred Stock

There was no change in the issued and outstanding shares of the Company’s Class B and Class C Common Stock or its Class A and Class B Redeemable Preferred Stock during the three month period ended March 31, 2007.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

During the three months ended March 31, 2007, OFS received aggregate payments of $0.4 million from Southstar Funding, LLC (“Southstar Funding”) primarily in exchange for the performance of certain interim loan servicing functions. Southstar Funding is fifty percent owned by Southstar Partners, LLC (“Southstar Partners”). Certain officers of OFS, one of whom is also a director of Opteum, own membership interests in Southstar Partners. In addition, an officer of OFS as well as a former director of Opteum serves on the Board of Managers of Southstar Funding. As of March 31, 2007, there were no amounts due from or owed to Southstar Funding or Southstar Funding. Amounts paid for interim loan servicing were determined on an arms-length basis and are comparable to amounts charged to other, non-related parties. On April 11, 2007, Southstar Funding filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

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

During the three months ended March 31, 2007, Opteum granted 25,607 phantom shares to employees with an aggregate fair value of $0.2 million. Each phantom share represents a right to receive a share of Opteum's Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

 Phantom share awards are valued at the fair value of Opteum’s Class A Common Stock at the date of the grant. The total grant date value of all awards since the inception of the 2003 Plan is $10.0 million. The phantom share awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 15, 2009.

As of March 31, 2007, a total of 759,457 phantom share awards have been granted since the inception of the 2003 Plan, however 4,871 phantom shares have been forfeited due to the termination of the grantee’s employment. The future compensation charge that was eliminated by the forfeitures totaled $56,853.  Of the phantom shares not forfeited, 441,078 phantom shares have fully vested since inception of the 2003 Plan and 313,508 phantom shares remain unvested as of March 31, 2007.  Of the 441,078 phantom shares that have fully vested, 276,296 phantom shares have been settled as of March 31, 2007, and an equivalent number of shares of the Company’s Class A Common have been issued to grantees or surrendered by grantees to pay income taxes.  As of March 31, 2007, there were 164,782 phantom shares that, although fully vested as of such date, had not been settled.  No phantom share awards have expired.

For the three months ended March 31, 2007, 51,961 phantom shares were settled and an equivalent number of shares of the Company’s Class A Common Stock were issued to grantees or surrendered by grantees to pay income taxes.  For the three months ended March 31, 2006, 50,250 phantom shares were settled and an equivalent number of shares of the Company’s Class A Common Stock were issued to grantees or surrendered by grantees to pay income taxes.  As of March 31, 2007, there were 478,290 phantom shares outstanding that had not been settled as of such date, 313,508 of which were unvested and 164,782 of which were vested.  Total compensation cost recognized for the three months ended March 31, 2007 and 2006 was $0.7 million and $0.7 million, respectively. Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

Opteum also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 15.  SAVINGS INCENTIVE PLAN

Opteum’s employees have the option to participate in the Opteum Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions and at Opteum’s sole discretion, Opteum can match the employees’ contributions. For the three months ended March 31, 2007 and 2006, Opteum made 401(k) matching contributions of $0.02 million and $0.02 million, respectively.

OFS’s employees have the option to participate in the Company Savings and Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions and at the OFS’s sole discretion, OFS can match the employees’ contributions as well as make annual profit-sharing contributions to the Plan. For the three months ended March 31, 2007 and 2006, OFS made 401(k) matching contributions of $0.2 million and $0.2 million, respectively.

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

Changes in the liability during the three months ended March 31, 2007 and 2006:

(in thousands)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Balance—Beginning of period	$7,136	$2,038
Provision	12,674	551
Charge-Offs	(6,345)	(663)

Balance—End of period	$13,465	$1,926

Loan Funding and Delivery Commitments. As of March 31, 2007, OFS has commitments to fund loans approximating $142.3 million. OFS hedges the interest rate risk of such commitments primarily with mandatory delivery commitments. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through “best-efforts” and investor programs. OFS does not anticipate any material losses from such sales.

Net Worth Requirements. OFS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. As of March 31, 2007 and 2006, the highest minimum net worth requirement applicable to OFS was approximately $2.2 million and $1.7 million, respectively. OFS had negative net worth of approximately ($68.4) million as of March 31, 2007. On April 16, 2007, $25.0 million of inter-company debt existing between OFS and Opteum was forgiven. On April 30, 2007, an additional $63.3 million of inter-company debt was forgiven. As of April 30, 2007, OFS has net worth in excess of the required minimum.

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

As part of the November 3, 2005 merger pursuant to which OFS became a wholly-owned subsidiary of Opteum, the parties to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) agreed to special resolution procedures concerning certain litigation matters in which OFS was a party and that was pending at the time of the merger. Certain provisions of the Merger Agreement specified the manner in which four separate litigation matters would be treated for purposes of determining the rights and obligations of the parties to the Merger Agreement. In two of these matters, OFS was the plaintiff and was seeking money damages from third parties. In the other two matters, OFS was a defendant and was defending itself against claims for money damages.

Pursuant to the terms of the Merger Agreement, the former owners of OFS must indemnify the Company for any liabilities arising from the two matters in which OFS was a defendant. In addition, the former owners of OFS are entitled to receive any amounts paid to the Company upon the settlement or final resolution of the two matters in which OFS was the plaintiff.

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

NOTE 17. SEGMENTS

Opteum follows SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company operates in two reportable segments: as a REIT and as an originator of mortgage loans. The REIT activities primarily involve Opteum investing in residential mortgage-related securities. OFS is a mortgage lender that originates loans.

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

The following table shows three months ended March 31, 2007 summarized financial information concerning the Company’s reportable segments.

(in thousands)

	REIT	OFS	TOTAL(1)

Net interest income	$2,214	$2,914	$1,905
Other losses, net	(820)	(21,235)	(22,055)
Inter-segment interest income	3,222	(3,222)	-
Income (loss) before income taxes	(715)	(66,663)	(67,378)
Impairment of goodwill and other intangible assets	-	2.8	2.8
Impairment of property, equipment	-	6.0	6.0
Other interest expense	-	2,134	2,134
Depreciation and amortization	216	938	1,154
Income tax expense (benefit)	-	11,463	11,463
Total assets	3,102,012	627,600	3,660,952
Capital expenditures	4	297	301

(1) Figures reflect the elimination of inter-company transactions between Opteum and OFS

The following table shows three months ended March 31, 2006 summarized financial information concerning the Company’s reportable segments.

(in thousands)

	REIT	OFS	TOTAL(1)

Net interest income	$2,948	$2,976	$4,092
Other revenues, net	-	2,982	2,982
Inter-segment interest income	1,832	(1,832)	-
Income (loss) before income taxes	499	(13,851)	(13,352)
Other interest expense	-	1,732	1,732
Depreciation and amortization	184	844	1,028
Income tax expense (benefit)	-	(5,380)	(5,380)
Total assets	3,783,762	954,228	4,621,963
Capital expenditures	392	1,450	1,842

(1) Figures reflect the elimination of inter-company transactions between Opteum and OFS.

The following information is needed to reconcile the segment amounts to the total information, which agrees to the amounts shown in the accompanying consolidated financial statements. During the consolidation process, loans receivable totaling $135.7 million at March 31, 2007 and $73.1 million at March 31, 2006, and the related interest income and accrued interest, which are recorded on Opteum’s segment financial statements, are eliminated against corresponding liabilities and expenses recorded on OFS’s segment financial statements. The interest income related to these loans is reported above as inter-segment interest income. There were no inter-segment gross revenues during the periods ended March 31, 2007 and March 31, 2006, except for this interest, and therefore all other revenues were from external sources.

No single customer accounted for more than 10% of revenues at OFS. For the REIT activities, approximately 91.3% of the interest income was derived from MBS issued by U.S. Government agencies.

NOTE 18. INCOME TAXES

As more fully described in Note 2, Opteum acquired OFS on November 3, 2005. OFS is a TRS, which is a taxpaying entity for U.S. federal income tax purposes and is taxed separately from Opteum.

The income tax (provision) benefit is as follows for the three months ended March 31, 2007 and 2006:

(in thousands)

Deferred income tax (provision) benefit:	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Federal	$23,314	$4,841
State	2,598	539
Deferred tax asset valuation allowance	(37,375)	-

Total deferred income tax (provision) benefit	$(11,463)	$5,380

The effective income tax benefit for the three months ended March 31, 2007 and 2006 differs from the amount determined by applying the statutory Federal rate of 35% as follows:

(in thousands)

	Three Months ended March 31, 2007	Three Months ended March 31, 2006
Benefit of the net loss at the Federal tax rate	$23,583	$4,673
Exclusion of REIT taxable income/(loss)	(250)	175
Permanent tax differences	(21)	(8)
State tax benefit, net of Federal tax effect	2,600	540
Subtotal	25,912	5,380

Deferred tax asset valuation allowance	(37,375)	-
Total deferred income tax (provision) benefit	$(11,463)	$5,380

The tax affected cumulative temporary differences that give rise to deferred tax assets and liabilities as of March 31, 2007 and December 31, 2006, are as follows:

(in thousands)

	March 31, 2007	December 31, 2006
Deferred tax assets:
Federal tax loss carry-forward	$43,657	$29,684
State tax loss carry-forward	7,360	4,812
Loan loss reserves, interest and other	9,787	5,056
Mark-to-market adjustments	-	269
Total gross deferred tax assets	60,804	39,821

Valuation Allowance	(37,375)	-
Net deferred tax assets	$23,429	$39,821

Deferred tax liabilities:
Capitalized cost of mortgage servicing rights	$26,194	$28,693
Loan origination and other amounts	1,517	2,606
Intangible assets	-	1,341
Total gross deferred tax liabilities	$27,711	$32,640

Net deferred tax (liabilities) assets	$(4,282)	$7,181

As described in Note 1, the Company adopted SFAS No. 156 as of January 1, 2006.  As a result of this adoption, net deferred tax liabilities were increased by approximately $1.67 million.  As further described below, the Company recorded a deferred tax asset valuation allowance of approximately $37.4 million during the three months ended March 31, 2007; there was no allowance recorded previously.    As of March 31, 2007, the Company had an estimated federal tax net operating loss carryforward of $126.8 million, which begins to expire in 2025, and is fully available to offset future taxable income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, including the impacts of the Company’s current plans to close the OFS wholesale and conduit mortgage loan origination channels in the second quarter of 2007, and to sell the OFS retail mortgage loan origination channel to a third party.  At this time, management believes it is more likely than not that the Company will not realize the full benefits of the federal tax loss carryforwards, and that the Company will not realize any benefit of the state tax loss carryforwards and the other deferred tax assets.  Therefore, the Company has recorded a valuation allowance of $37.4 million against certain deferred tax assets at March 31, 2007.  The Company believes deferred tax assets of $23.4 million for which there are future reversals of existing taxable temporary differences expected to result in tax gains are more likely than not realizable as of March 31, 2007. The amount of the deferred tax assets that the Company considers realizable could be increased in the future depending on the actual tax results from the OFS closing and sales activities described above.

Tax differences on REIT income

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s REIT taxable income and Opteum’s financial statement net income (loss) can be substantial and each item can affect several years. Since inception through March 31, 2007, Opteum's REIT taxable income is approximately $16.4 million greater than Opteum's financial statement net income as reported in its financial statements.

For the three months ended March 31, 2007, Opteum's REIT taxable income was approximately $1.5 million greater than Opteum's financial statement net income from REIT activities. During 2007, Opteum's most significant items and transactions being accounted for differently include interest on inter-company loans with OFS, equity plan stock awards, depreciation of property and equipment, the accounting for debt issuance costs and losses realized on certain MBS sales. The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes. The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Opteum. For tax purposes, the loss on certain MBS sales are recognized when the transaction is completed; for financial statement purposes, approximately $10.0 million of an other-than-temporary loss was recorded as a charge to earnings during the year ended December 31, 2006. For the three months ended March 31, 2007, tax capital losses of approximately $10.8 million were realized; these capital losses are only available to the REIT to offset future capital gains, and therefore they do not reduce REIT taxable income.

NOTE 19. SUBSEQUENT EVENTS

On April 26, 2007, OFS entered into a binding agreement to sell a majority of its private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $5.9 billion as of March 31, 2007. The aggregate sales proceeds will be used to repay debt that is currently secured by OFS’s mortgage servicing portfolio. The transaction, which is subject to various closing conditions, is expected to be completed by June 15, 2007. The transaction is not expected to result in a material gain or loss.

On April 18, 2007, the Board of Managers of OFS approved the closure of OFS’s wholesale and conduit mortgage origination channels. On April 20, 2007, the wholesale and conduit mortgage loan origination channels ceased accepting applications for new mortgages from borrowers. The closure of the wholesale and conduit mortgage loan origination channels will result in charges associated with severance payments to employees and operating lease termination costs of approximately $2.0 million to be reported in the second quarter of 2007.

On May 7, 2007, OFS signed a binding agreement to sell its retail mortgage loan origination channel to a third party. The purchase price is estimated at approximately $5.0 million plus the assumption of certain liabilities of OFS. The transaction is scheduled to close during the second quarter of 2007.

The carrying amounts of the assets to be disposed of/sold related to the various mortgage loan origination channels were as follows; property and equipment with a carrying amount of $4.7 million and other intangible assets with a carrying amount of $0.6 million as of March 31, 2007. No liabilities are part of the disposal group.

In accordance with SFAS No. 144, the closure and/or sale of mortgage loan origination channels required management to test the associated long lived assets for recoverability. In connection with the testing of recoverability of the long lived assets, OFS recorded an impairment charge of $6.0 million for the three months ended March 31, 2007. Further, in accordance with SFAS 144, such long lived assets were reported by OFS as held for use as of March 31, 2007, but these assets will be included in discontinued operations for the remainder of 2007.

In accordance with SFAS No. 142, goodwill of a reporting unit (OFS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount. The closure and/or sale of the wholesale and conduit mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization. Accordingly, OFS recorded impairment charges for both goodwill and other intangible assets not subject to amortization of approximately $2.8 million as of March 31, 2007.

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

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

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

Opteum Inc., formerly Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Opteum attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate. For purposes of this calculation, Opteum treats its junior subordinated notes as an equity capital equivalent. Opteum is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 26, 2007, OFS entered into a binding agreement to sell a majority of its private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $5.67 billion as of March 31, 2007. The aggregate sales proceeds will be used to repay debt that is currently secured by OFS’s mortgage servicing portfolio. The transaction, which is subject to various closing conditions, is expected to be completed by June 15, 2007. The transaction is not expected to result in a material gain or loss.

On April 28, 2007, the Board of Managers of OFS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels. Both channels ceased accepting new applications for mortgage loans on April 20, 2007. On May 7, 2007, OFS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well. The proceeds of the transactions are approximately $5.0 million plus the assumption of certain liabilities of OFS. Going forward OFS will not operate a mortgage loan origination business.

OFS was acquired by the Company in November 2005. As a result of the merger, OFS became a wholly-owned TRS of Opteum. OFS is subject to corporate income taxes and files separate federal and state income tax returns. OFS acquires and originates mortgages that are either sold to third parties or securitized by a wholly-owned special purpose entity, Opteum Mortgage Acceptance Corporation (“OMAC”). OFS services the mortgages securitized by OMAC. In addition, OFS typically retains an interest in the securitizations which represents its right to the residual cash flows from the transactions once all debt service costs of the securities sold and expenses have been met.

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

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the three months ended March 31, 2007, as compared to the Company’s results of operations for the three months ended March 31, 2006.

Consolidated net (loss) for the three months ended March 31, 2007, was ($78.1) million compared to ($8.0) million for the three months ended March 31, 2006. Consolidated net loss per basic and diluted share of Class A Common Stock was ($3.14) in the three months ended March 31, 2007, compared to $(0.34) of per share income, for the comparable prior period. The decline in consolidated net income/ (loss) was driven primarily by a material decline in the results of operations at OFS for the quarter.

Included in the Company’s consolidated results are $1.9 million of consolidated net interest income for the three months ended March 31, 2007, compared to $4.1 million of net interest income for the three months ended March 31, 2006. For the three months ended March 31, 2007, consolidated interest income of $53.9 million was partially offset by consolidated interest expense of $52.0 million. These figures are not reflected as annualized net yields on invested assets as was reported prior to the acquisition of OFS since the figures represent blended net interest earnings on both Opteum’s MBS portfolio and mortgage loans held for sale by OFS. The decline in net interest income owes principally to a lower average balance of mortgage loans held for sale at OFS. The net interest margin of 0.36% and 0.35% on the MBS portfolio of the Company was essentially unchanged for the three months ended March 31, 2007 and March 31, 2006, respectfully.

For the three months ended March 31, 2007 and 2006, the Company’s consolidated general and administrative costs were $47.0 million and $20.1 million, respectively. Operating expenses, which incorporate trading costs, fees and other direct costs, were $0.2 million and $0.3 million, for the three months ended March 31, 2007 and 2006, respectively. The impairment of property, equipment, goodwill and other intangible assets was $8.8 million for the three months ended March 31, 2007. In addition, the Company recorded a $37.4 million valuation allowance associated with OFS’s deferred tax asset for the three months ended March 31, 2007. The Company did not record any impairment for the three months ended March 31, 2006.

For the three months ended March 31, 2007, comprehensive (loss) was ($74.9) million including the net unrealized gain/ (loss) on available-for-sale securities of $3.2 million. For the three months ended March 31, 2006, comprehensive (loss) was ($19.4) million, including the net unrealized loss on available-for-sale securities of ($11.4) million. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) income is as follows:

(in thousands)

	(Unaudited)
	Three Months Ended
	March 31, 2007	March 31, 2006
Net (loss) income	$(78,070)	$(7,972)

Plus unrealized (loss) gain on available-for-sale securities, net	3,178	(11,424)

Comprehensive loss	$(74,892)	$(19,396)

Unlike net income/(loss), unrealized gains/(losses) on available for sale securities is also a component of accumulated other comprehensive loss, which is a component of stockholders’ equity on the consolidated balance sheet. Accumulated other comprehensive loss is the difference between the fair market value of the portfolio of MBS securities and their cost basis. The unrealized gain on available for sale securities for the three months ended March 31, 2007 was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities. The increased amortization for the period was the result of the continued upward resetting of ARM securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of March 31, 2007, partially because of the consequences of Opteum’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Opteum’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the three months ended March 31, 2007, Opteum's REIT taxable income was approximately $1.5 million greater than Opteum's net income computed in accordance with GAAP. A substantial portion of this amount is attributable to interest on inter-company loans with OFS as well as timing differences in the recognition of compensation expense attributable to phantom stock awards. In April of 2007, the Board of Directors of the Company approved a resolution to forgive up to $103.3 million of inter-company debt with OFS. Such action will reduce future interest income associated with the inter-company debt. With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through March 31, 2007, Opteum's taxable income is approximately $16.4 million greater than Opteum's financial statement net income as computed in accordance with GAAP. For the three months ended March 31, 2007, tax capital loss of approximately $10.8 million were realized; these capital losses are only available to the REIT to offset future capital gains and therefore they do not reduce REIT taxable income.

Therefore, to the extent that Opteum’s cumulative taxable income is greater than cumulative GAAP net income and Opteum continues to pay out as dividends all of its REIT taxable income, the Company will continue to report a deficit in retained earnings on its balance sheet.

PERFORMANCE OF OPTEUM’S MBS PORTFOLIO

For the three month period ended March 31, 2007, the REIT generated $2.2 million of net interest income. Included in these results were $41.9 million of interest income, offset by $39.6 million of interest expense. Inclusive in these results is the quarterly retrospective adjustment of $1.8 million for the three month period ended March 31, 2007. The retrospective adjustment is described below under Critical Accounting Policies/Income Recognition. Net interest income is down approximately $2.5 million compared to the three month period ended March 31, 2006. The decline is mostly the result of the approximately 18.4% decline in the investment securities held for the period.

Opteum had an ($0.8) million in losses from the sale of securities in the MBS portfolio during the three months ended March 31, 2007. For the three month period ended March 31, 2006, Opteum reported no gains/loss from the sale of MBS.

As of March 31, 2007, Opteum’s MBS portfolio consisted of $2.9 billion of agency or government MBS at fair value and had a weighted average yield on assets of 5.14% and a net weighted average borrowing cost of 5.24%. The following tables summarize Opteum’s agency and government mortgage related securities as of March 31, 2007:

Asset Category	Market Value (in thousands)	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate MBS	$1,821,445	62.13%	5.25%	321	1-Apr-44	4	10.40%	1.82%
Fixed-Rate MBS	$593,753	20.25%	6.56%	258	1-Jan-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	$516,598	17.62%	5.41%	346	1-Jan-37	35	11.14%	6.95%
Total Portfolio	$2,931,796	100.00%	5.55%	313	1-Apr-44	11	10.57%	3.21%

Agency	Market Value (in thousands)	Percentage of Entire Portfolio
Fannie Mae	$2,326,347	79.35%
Freddie Mac	271,037	9.24%
Ginnie Mae	334,412	11.41%
Total Portfolio	$2,931,796	100.00%

Entire Portfolio
Effective Duration (1)	1.03
Weighted Average Purchase Price	$102.37
Weighted Average Current Price	$101.31

(1)	Effective duration of 1.03 indicates that an interest rate increase of 1% would be expected to cause a 1.03% decline in the value of the MBS in the Company’s investment portfolio.

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

As of March 31, 2007, approximately 51.2% of Opteum’s 15-year fixed-rate coupon MBS and approximately 41.7% of Opteum’s 30-year fixed-rate coupon MBS contain only loans with principal balances of $85,000 or less. Because of the low loan balance on these mortgages, Opteum believes borrowers have a lower economic incentive to refinance and have historically prepaid more slowly than comparable securities.

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

The following sensitivity analysis shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments as of March 31, 2007, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $1,821,445)
Change in fair value	$9,758	$(9,758)	$(19,516)
Change as a percent of fair value	0.54%	(0.54)%	(1.07)%
Fixed-Rate MBS
(Fair Value $593,753)
Change in fair value	$13,824	$(13,824)	$(27,647)
Change as a percent of fair value	2.33%	(2.33)%	(4.66)%
Hybrid Adjustable-Rate MBS
(Fair Value $516,598)
Change in fair value	$6,648	$(6,648)	$(13,297)
Change as a percent of fair value	1.29%	(1.29)%	(2.57)%
Cash
(Fair Value $ 78,947)
Portfolio Total
(Fair Value $2,931,796)
Change in fair value	$30,230	$(30,230)	$(60,460)
Change as a percent of fair value	1.03%	(1.03)%	(2.06)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $1,821,445)
Change in fair value	$4,566	$(13,572)	$(34,625)
Change as a percent of fair value	0.25%	(0.75)%	(1.90)%
Fixed-Rate MBS
(Fair Value $593,753)
Change in fair value	$9,305	$(17,269)	$(39,047)
Change as a percent of fair value	1.57%	(2.91)%	(6.58)%
Hybrid Adjustable-Rate MBS
(Fair Value $516,598)
Change in fair value	$4,385	$(8,772)	$(21,005)
Change as a percent of fair value	0.85%	(1.70)%	(4.07)%
Cash
(Fair Value $ 78,947)
Portfolio Total
(Fair Value $2,931,796)
Change in fair value	$18,256	$(39,612)	$(94,677)
Change as a percent of fair value	0.62%	(1.35)%	(3.23)%

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

(in thousands)

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At March 31, 2007	$2,893,761	$109,445	$3,003,206	103.78	$2,931,796	101.31
At December 31, 2006	2,779,867	115,612	2,895,479	104.16	2,808,734	101.04
At September 30, 2006	3,055,791	122,300	3,178,091	104.00	3,080,060	100.79
At June 30, 2006	3,396,910	120,769	3,517,679	103.56	3,407,288	100.31
At March 31,2006	3,515,113	111,361	3,626,473	103.17	3,538,554	100.67
At December 31, 2005	3,457,891	112,636	3,570,527	103.26	3,494,029	101.05
At September 30, 2005	3,797,401	113,393	3,910,793	102.99	3,858,320	101.60
At June 30, 2005	3,784,668	114,673	3,899,341	103.03	3,876,206	102.42
At March 31, 2005	3,212,517	109,390	3,321,907	103.41	3,299,052	102.69

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended March 31, 2007, and the eight previous quarters for Opteum’s portfolio of MBS securities only.  The data in the table below does not include information pertaining to OFS’s results of operations. Indicated in the table below, net interest spread expanded during the first quarter of 2007 to 0.36% from (0.86%) in the fourth quarter of 2006. Excluding the quarterly retrospective adjustment, the net interest margin expanded from (0.31%) in the fourth quarter of 2006 to 0.11% in the first quarter of 2007. Excluding the quarterly retrospective adjustment, the net interest margin decreased from 0.14% in the first quarter of 2006 to 0.11% in the first quarter of 2007.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
March 31, 2007	$2,870,265	$41,856	5.83%	$2,801,901	$38,357	5.48%	$3,499	0.36%
December 31, 2006	2,944,397	35,162	4.78%	2,869,210	40,400	5.63%	(5,238)	(0.86%)
September 30, 2006	3,243,674	45,850	5.65%	3,151,813	42,710	5.42%	3,140	0.23%
June 30, 2006	3,472,921	57,027	6.57%	3,360,421	42,829	5.10%	14,198	1.47%
March 31, 2006	3,516,292	42,345	4.82%	3,375,777	37,661	4.46%	4,684	0.35%
December 31, 2005	3,676,175	43,140	4.69%	3,533,486	35,913	4.07%	7,227	0.63%
September 30, 2005	3,867,263	43,574	4.51%	3,723,603	33,102	3.56%	10,472	0.95%
June 30, 2005	3,587,629	36,749	4.10%	3,449,744	26,703	3.10%	10,045	1.00%
March 31, 2005	3,136,142	31,070	3.96%	2,976,409	19,842	2.67%	11,228	1.30%

For the three months ended March 31, 2007, $1.8 million of the $41.8 million of interest income was derived from the quarterly retrospective adjustment. The adjustment represented 25.0 basis points of the 583.3 basis points of the yield on average interest earning assets. For the three months ended March 31, 2006, $1.9 million of the $42.3 million of interest income was derived from the quarterly retrospective adjustment. The adjustment represented 21.8 basis points of the 481.7 basis points of the yield on average interest earning assets.

PERFORMANCE OF OFS

The principal business activities of OFS are the origination and sale of mortgage loans. In addition, as part of the securitization of loans sold, OFS retains an interest in the resulting residual interest cash flows more fully described below. Finally, OFS services the loans securitized as well as some loans sold on a whole loan basis.

At March 31, 2007, OFS owned $416.6 million of mortgage loans which were classified as mortgage loans held for sale. Gains/ (losses) realized on the mortgage banking activities for the three months ended March 31, 2007 and 2006, were ($18.0) million and $3.0 million, respectively. These gains/(losses) reflect the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of ($14.1) million and ($4.1) million, respectively. The sharp deterioration in the gains/(losses) from mortgage banking activities was the result of disruptions in the secondary market for the loans OFS originates and sells. Owing to fears related to the credit performance of certain types of loans OFS originated, namely high combined loan to value (“CLTV”) and second lien mortgages, prices obtained upon sale were depressed and OFS also experienced elevated levels of early payment defaults (EPD’s), resulting in OFS recording high loan loss reserves.

Gains/ (losses) from mortgage banking activities include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses. Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OFS had gains (losses) from sales of mortgages held for sale of ($12.0) million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively.

The retained interests in securitizations represent residual interests in loans originated or purchased by OFS prior to securitization. These retained interests are classified on the accompanying consolidated balance sheet as Retained Interest, Trading. The total fair market value of these retained interests was approximately $102.0 million as of March 31, 2007. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to slightly higher projected prepayment rates on the underlying mortgage loans, the market value of the retained interests decreased by $(2.2) million and increased $7.2 million (net of $12.4 million of additions), respectively, for the three months ended March 31, 2007 and 2006.
It is the Company’s intention to hedge these retained interests so as to protect earnings from an unexpected change due to a decline in value of the retained interests. However, movements in the variables that affect the value of the retained interests, in particular forward LIBOR rates and prepayment estimates, also affect retrospective adjustments to the effective interest computation of the Opteum MBS portfolio and the value of the Company’s mortgage servicing rights (“MSRs”). Movements in these two variables have the opposite effect on the value of the retained interests and the retrospective adjustment to the effective interest computation of the Opteum MBS portfolio and the MSRs. Since movements in these two variables affect reported earnings in an offsetting fashion, they tend to naturally hedge the Company’s earnings when taken as a whole. Accordingly, the Company takes this fact into consideration when constructing and implementing its hedging strategy.

The table below provides details of OFS’s gain/ (loss) on mortgage banking activities for the three months ended March 31, 2007 and 2006. OFS recognizes a gain on sale of mortgages held for sale only when the loans are actually sold.

(LOSSES) GAINS ON MORTGAGE BANKING ACTIVITIES

(in thousands)

	Three Months Ended
	March 31, 2007	March 31, 2006
Fair value adjustment of retained interests, trading	$(1,324)	$(4,226)
Gain on sales of mortgage loans	14,513	20,829
Fees on brokered loans	857	1,549
Gain/(loss) on derivatives	(4,636)	3,402
Direct loan origination expenses, deferred	(1,492)	1,238
Fees earned, brokering	435	771
Write off purchased pipeline (Purchase Accounting Adjustment)	-	(534)

Direct loan origination expenses, reclassified	(12,239)	(15,952)
Net gain/(loss) on sale of mortgage loans	$(3,886)	$7,077
Change in market value of IRLCs	204	(3,744)
Change in market value of mortgage loans held for sale	(14,278)	(336)
Gain/(loss) on mortgage banking activities	$(17,960)	$2,997

For the three months ended March 31, 2007 and 2006, OFS originated mortgage loans of $1.1 billion and $1.3 billion, respectively. For the same periods, OFS sold $1.3 billion and $1.4 billion of originated mortgage loans. Of the originated mortgage loans sold during the three months ended March 31, 2007 and 2006, $0.6 billion of the $1.3 billion and $1.1 billion of the $1.4 billion, respectively, were sold on a servicing retained basis.

For the three months ended March 31, 2007 and 2006, OFS had net servicing (loss) of ($4.6) million and ($1.8) million, respectively. The results for the three month periods were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio) for the three months ended March 31, 2007 and the Company’s early adoption of SFAS 156 on January 1, 2006 (for the three months ended March 31, 2006).

As of March 31, 2007, OFS held originated MSRs on approximately $9.4 billion in mortgages with a fair market value of approximately $91.9 million. For the three months ended March 31, 2007 and 2006, additions to the MSRs were $5.3 million and $11.0 million, respectively. In turn, the net fair value adjustments for the three months ended March 31, 2007 and 2006, reflect declines in fair value due to run-off of $(4.7) million and $(5.1) million and adjustments due to decreases in fair value of ($7.6) million and ($1.4) million, respectively. Changes in valuation assumptions in the case of the three months ended March 31, 2007, and early adoption of SFAS 156 for the three month period and March 31, 2006, reduced the fair market value by $2.6 million and $1.1 million, respectively.

OFS had interest rate lock commitments (“IRLCs”), along with other instruments that are hedges for both these IRLCs and retained interests, securitizations, and both are considered derivatives. The changes to the fair value of these derivatives from inception to the period end are recorded at their fair value with the resulting gain or loss reflected in current period earnings. The result of the changes in the fair value of these derivatives was a loss of approximately $4.4 million as of March 31, 2007.

Liquidity and Capital Resources

The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Various changes in market conditions could, however, adversely affect the Company’s liquidity, including increases in interest rates, increases in prepayment rates substantially above expectations or the reduction of fee income generated through mortgage originations at OFS. If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or originated mortgage loans held for sale by OFS at prices lower than the carrying value of such assets would reduce the Company’s income.

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

Repurchase agreements are used primarily in connection with the financing of Opteum’s MBS portfolio and, although structured as repurchase agreements, are treated as secured loans for U.S. federal income tax purposes. Credit facilities are used primarily in connection with OFS’s mortgage loan origination activities.

OPTEUM’S LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, Opteum had master repurchase agreements in place with 19 counterparties and had outstanding balances under 11 of these agreements. None of the counterparties to these agreements are affiliates of Opteum. These agreements are secured by Opteum’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2007, Opteum had obligations outstanding under its repurchase agreements totaling $2.9 billion with a net weighted average borrowing cost of 5.24%. All of Opteum’s outstanding repurchase agreement obligations are due in less than 18 months with $0.4 billion maturing between two and 30 days, $1.6 billion maturing between 31 and 90 days and $0.9 billion maturing in more than 90 days. Securing these repurchase agreement obligations as of March 31, 2007, were MBS with an estimated fair value of $2.9 billion and a weighted average maturity of 313 months.

As of March 31, 2007, Opteum’s repurchase agreements had the following counterparties, amounts outstanding, amounts-at-risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$873,149	$16,329	168	30.52%
ING Financial Markets LLC	699,520	14,148	91	24.44
JP Morgan Securities	565,111	14,065	255	19.74
Nomura Securities International, Inc.	328,640	8,407	48	11.48
Countrywide Securities Corp	127,167	4,708	45	4.44
RBS Greenwich Capital	98,613	1,315	38	3.45
Bank of America Securities, LLC	54,120	1,929	52	1.89
Morgan Stanley	33,650	1,042	10	1.18
HSBC Securities (USA) Inc	31,537	615	6	1.10
Lehman Brothers	27,045	598	60	0.94
Goldman Sachs	23,570	706	151	0.82
Total	$2,862,122	$63,862		100.00%

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

OFS’S LIQUIDITY AND CAPITAL RESOURCES

In order to facilitate the origination of mortgage loans, OFS has various warehouse and aggregation lines of credit available, some of which are committed facilities while others are uncommitted. With respect to the committed lines, the commitments are for 364 day periods. At March 31, 2007 OFS had committed warehouse lines of $0.9 billion, uncommitted warehouse lines of $0.7 billion and a committed aggregation line of $1.5 billion. In addition, OFS had $0.2 billion of various committed lines of credit secured by OFS’s retained interests in securitizations and originated mortgage servicing rights. One billion of the committed warehouse and credit line with one lender matures May 31, 2007 and will be reduced as a consequence of the decision to close the wholesale and conduit mortgage loan origination channels.

The committed and uncommitted warehouse and aggregation facilities are secured by mortgage loans and other assets of OFS. The facilities generally contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, current ratio and servicing delinquency. As of March 31, 2007, OFS was not in compliance with respect to two covenants pertaining to tangible net worth with two lenders. OFS has obtained waivers from each lender for the covenant violations. However, OFS may violate such covenants again in the future. In the event the violations occur, OFS may be unable to obtain waivers. In the event waivers are not obtained, OFS would be in default under the terms of the agreements. In the event OFS defaulted under the terms of the agreement, the lenders could force OFS to liquidate the mortgage loans collateralizing the loan, seek payment from the Company as guarantor, or force OFS into an involuntary bankruptcy. In the event the Company where required to perform under its duties as guarantor, the Company’s liquidity would be constrained or it may not be able to satisfy such obligations. In such event, this would also constitute an event of default under the terms of the agreement and the lenders would have the same remedies available to them as above.

As of March 31, 2007, OFS had outstanding balances of approximately $405.2 million under their various warehouse and aggregation lines and approximately $124.3 million outstanding on other lines of credit with various lenders. The rates on these borrowings generally are based on a spread to LIBOR.

The committed and uncommitted warehouse an aggregation lines are sufficient to support OFS’s production. However, in the event OFS were not able to renew the $1.0 billion committed warehouse/credit line maturing May 31, 2007, even at a reduced commitment level, OFS would have to seek a waiver from other committed lenders who require OFS to have additional committed borrowing available of $500 million. Should OFS not obtain such waiver, OFS could lose all their committed lines. In such instance, OFS would have to seek to obtain additional financing that might only be available at less favorable terms or not available at all. In such instance, OFS might have to curtail production further or pledge additional assets to obtain financing.

OFS has commitments to borrowers to fund residential mortgage loans as well as commitments to purchase and sell mortgage loans to third parties. As of March 31, 2007, OFS had outstanding commitments to originate loans of approximately $142.3 million. As of March 31, 2007, OFS had outstanding commitments to sell loans of approximately $201.2 million. The commitments to originate and purchase loans do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

The Company’s TRS, OFS has been in violation of certain covenants with respect to their warehouse lines of credit related to their loan origination operations for five consecutive quarters. While the violations to the covenants have been waived by the lender, should conditions in the mortgage origination industry continue to deteriorate or fail to recover in sufficient time, it is possible OFS may not be able to obtain such waivers in the future. Under such circumstances, OFS might be precluded from accessing its warehouse lending agreements to the extent it does now and may have to curtail its originations accordingly. As of March 31, 2007, OFS was not in compliance with respect to a covenant with two lenders.  The covenant violations as of March 31, 2007 pertained to tangible net worth.  OFS has obtained a waiver from lenders with respect to the covenant violations as of March 31, 2007.

Outlook

As discussed above, the Company's results of operations for the three months ended March 31, 2007 continue to be impacted by the prior monetary policy actions of the Federal Reserve whereby their target for the federal funds rate was raised by 425 basis points over a two year period. The Company repositioned its portfolio of MBS securities in response to the initial steps taken by the Federal Reserve by significantly increasing the allocation to short resetting ARMs. However, while this protected the portfolio from rising funding costs to some extent, such ARM securities reset upward in coupon less frequently than funding costs and the NIM of the portfolio became negative in late 2006. The NIM of the portfolio was negative for the three month period ended March 31, 2007 as well.

The funding costs of the MBS portfolio have stabilized and the yield on the MBS assets continues to rise, albeit slowly, through a combination of ARM resetting and reinvestment of monthly pay-downs at higher relative yields. The need to fund negative cash flow operations at OFS precluded the Company from reinvesting monthly pay-downs throughout much of 2006 and thus exacerbated the erosion of the NIM. The Company did reinvest pay-downs throughout the three month period ended March 31, 2007. The Company’s recent decision to significantly terminate mortgage loan origination operations at OFS was done in part to alleviate the negative effect the operations at OFS had on the MBS portfolio.

Going forward, the combination of the ability to reinvest pay-downs on a regular basis, the continued appreciation in yield resulting from ARM resets and the absence of cash flow needs for OFS should slowly restore the NIM of the MBS portfolio to a positive value. However, the reduced size of the portfolio and the current market conditions in terms of the positive NIM available, will constrain the earnings potential of the Company in the near term.

In the event short-term rates remain stable, the effect on the Company's consolidated results of operations would depend on the rate at which the portfolio of adjustable MBS securities reset upward in relation to the funding costs, yields available on securities purchased with reinvested pay-downs and future retrospective adjustments. However, if short-term rates decline, the Company's consolidated results of operations and liquidity will likely be positively impacted. In this event, the Company may seek to raise additional equity or debt financing or reposition its assets to maximize its earnings and dividend potential.

Recent developments in the secondary market for Alt-A and, specifically, loans with additional second lien mortgages, have had a material negative impact on the results of operations of OFS. Owing primarily to poor credit performance of such high CLTV residential mortgage loans, especially those originated in late 2006 and early 2007, the secondary market for such loans has deteriorated. The poor credit performance of such loans has manifested itself in elevated levels of EPD's and depressed prices in the secondary market. As a result, OFS recorded reserves for loan losses in excess of amounts recorded in earlier periods and has had to repurchase EPD loans from the buyers that acquired the loans from OFS. Once repurchased, such loans are typically re-sold at a loss by OFS. OFS made changes to its underwriting standards designed to increase the creditworthiness of the loans it originates. Such actions should reduce the level of EPD's incurred and increase the prices at which OFS sells such loans.

On April 20, 2007, OFS announced the closure of its warehouse and conduit loan origination channels. On May 7, 2007, OFS signed a binding agreement to sell its retail loan origination channel to a third party. Accordingly, upon closing of the sale of the retail origination channel and the closure of OFS conduit and wholesale origination channel, OFS will no longer operate a mortgage loan origination business.

During the wind down of the mortgage loan origination operations, OFS will still need access to sufficient capacity of warehouse lines of credit to fund the remaining unsold loans in its inventory. In the event such borrowing capacity is reduced or withdrawn before the inventory can be fully liquidated, OFS may need to seek alternative sources of funding or hold such loans until sold.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make some complex and subjective decisions and assessments. The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. Management has identified its most critical accounting policies to be the following:

LONG-LIVED ASSETS

Long-lived assets, including property, plant and equipment and goodwill comprise a significant amount of the Company’s total assets. The Company makes judgments and estimates about the carrying value of these assets, including amounts to be capitalized, depreciation methods and useful lives. The Company also reviews these assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment test consists of a comparison of an asset’s fair value with its carrying value; if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the Consolidated Statement of Operations in an amount equal to that excess. When an asset’s fair value is not readily apparent from other sources, management’s determination of an asset’s fair value requires it to make long-term forecasts of future net cash flows related to the asset. These forecasts require assumptions about future demand, future market conditions and regulatory developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels (discussed in Note 19) required management to test the associated long lived assets for recoverability. In connection with the testing of recoverability of the long lived assets, OFS recorded an impairment charge of $6.0 million for the three months ended March 31, 2007. Further, in accordance with SFAS 144, such long lived assets were reported by OFS as held for use as of March 31, 2007, but these assets will be included in discontinued operations for the remainder of 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit (OFS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount. The closure and or sale of the mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization. Accordingly, OFS recorded impairment charges of both goodwill and other intangible assets not subject to amortization of approximately $2.8 million at March 31, 2007.

MORTGAGE BACKED SECURITIES

The Company’s investments in MBS are classified as available-for-sale securities. As a result, changes in fair value are recorded as a balance sheet adjustment to accumulated other comprehensive income (loss), which is a component of stockholders' equity, rather than through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on managements own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in SFAS No. 107, Disclosures about the Fair Value of Financial Instruments.

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

As of March 31, 2007, and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	March 31, 2007	December 31, 2006
Balance Sheet Carrying value of retained interests - fair value	$101,974	$104,199
Weighted average life (in years)	4.00	4.26
Prepayment assumption (annual rate)	38.94%	37.88%
Impact on fair value of 10% adverse change	$(6,748)	$(8,235)
Impact on fair value of 20% adverse change	$(12,334)	$(14,939)
Expected Credit losses (annual rate)	0.51%	0.56%
Impact on fair value of 10% adverse change	$(2,602)	$(3,052)
Impact on fair value of 20% adverse change	$(5,285)	$(6,098)
Residual Cash-Flow Discount Rate	17.35%	16.03%
Impact on fair value of 10% adverse change	$(4,407)	$(4,575)
Impact on fair value of 20% adverse change	$(8,452)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(17,611)	$(18,554)
Impact on fair value of 20% adverse change	$(33,568)	$(39,292)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of March 31, 2007 and December 31, 2006.

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

As of March 31, 2007, and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	March 31, 2007	December 31, 2006
Prepayment assumption (annual rate) (PSA)	406.8	424.6
Impact on fair value of 10% adverse change	$(3,986)	$(3,923)
Impact on fair value of 20% adverse change	$(7,535)	$(7,557)
MSR Cash-Flow Discount Rate	14.39%	14.50%
Impact on fair value of 10% adverse change	$(3,378)	$(3,505)
Impact on fair value of 20% adverse change	$(6,480)	$(6,727)

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

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $12.2 million during the three months ended March 31, 2007 were capitalized as direct loan origination costs.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependant upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, including the impacts of the Company’s current plans to close the OFS wholesale and conduit mortgage loan origination channels in the second quarter of 2007, and to sell the OFS retail mortgage loan origination channel to a third party.  At this time, management believes it is more likely than not that the Company will not realize the full benefits of the federal tax loss carryforwards, and that the Company will not realize any benefit of the state tax loss carryforwards and the other deferred tax assets.  Therefore, the Company has recorded a valuation allowance of $37.4 million against certain deferred tax assets as of March 31, 2007.  The Company believes deferred tax assets of $23.4 million for which there are future reversals of existing taxable temporary differences expected to result in tax gains are more likely than not realizable as of March 31, 2007. The amount of the deferred tax assets that the Company considers realizable could be increased in the future depending on the actual tax results from the OFS closing and sales activities described above.

Off-Balance Sheet Arrangements

As previously discussed OFS pools loans originated or purchased and then sells them or securitizes them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During the first quarter of 2007, OFS did not execute a securitization, and is not expected to do so in the future. However, OFS held approximately $102.0 million of retained interests from securitizations as of March 31, 2007.

The cash flows associated with OFS’s securitization activities over the three months ended March 31, 2007, were as follows:

(in thousands)

For the Three Months Ended March 31, 2007
Proceeds from securitizations	$-
Servicing fees received	5,310
Servicing advances net of repayments	605
Cash flows received on retained interests	901

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the Company’s exposure to market risk since December 31, 2006. The information set forth under Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, is incorporated herein by reference.

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

ITEM 1A. RISK FACTORS.

During the period covered by this report, there were no material changes from the risk factors previously disclosed under Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the period December 31, 2006 as filed on March 14, 2007. The information set forth under Item 1A - Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, is incorporated herein by reference.

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

†10.5	Opteum Inc. 2004 Performance Bonus Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.6
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.8 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

†10.7
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

†10.9	Form of Phantom Share Award Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.10	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
10.11
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.12
Sixth Amended and Restated Limited Liability Company Agreement of Opteum Financial Services, LLC, dated as of December 21, 2006, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

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

OPTEUM INC.

Date: May 10, 2007    By: /s/ Robert E. Cauley
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

†10.5	Opteum Inc. 2004 Performance Bonus Plan, incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.6
Phantom Share Award Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.8 to the Company’s Form S-11/A, dated August 13, 2004, filed with the SEC on August 25, 2004

†10.7
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

†10.9	Form of Phantom Share Award Agreement, incorporated by reference to Exhibit 10.11 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
†10.10	Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.12 to the Company’s Form 10-Q for the period ended September 30, 2006, filed with the SEC on December 20, 2006
10.11
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.12
Sixth Amended and Restated Limited Liability Company Agreement of Opteum Financial Services, LLC, dated as of December 21, 2006, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

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