Form 10-Q
period 2007-06-30
Opteum Inc.
filed 2007-08-14
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 13, 2007, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,665,993; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

OPTEUM INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
OPTEUM INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS	June 30, 2007	December 31, 2006

MORTGAGE-BACKED SECURITIES:
Pledged to counterparties, at fair value	$1,818,234,441	$2,803,019,180
Unpledged, at fair value	401,568	5,714,860
TOTAL MORTGAGE BACKED SECURITIES	1,818,636,009	2,808,734,040

Cash and cash equivalents	41,902,854	82,751,795
Principal payments receivable	10,016,176	12,209,825
Accrued interest receivable	9,835,614	14,072,078
Property and equipment, net	4,253,272	4,372,997
Prepaids and other assets	5,696,687	6,168,736
Assets held for sale	218,317,915	1,009,324,465

TOTAL ASSETS	$2,108,658,527	$3,937,633,936
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$1,783,331,466	$2,741,679,650
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	10,303,971	17,776,464
Dividends payable	-	1,266,937
Accounts payable, accrued expenses and other	2,239,480	692,469
Minority interest in consolidated subsidiary	-	770,563
Liabilities related to assets held for sale	180,917,866	879,916,024
TOTAL LIABILITIES	2,079,889,783	3,745,199,107

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; designated 1,800,000 Class A Redeemable and 2,000,000 Class B Redeemable; no shares issued and outstanding as of June 30, 2007 and December 31, 2006	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 24,603,560 shares issued and outstanding as of June 30, 2007 and 24,515,717 shares issued and outstanding as of December 31, 2006	24,603	24,516
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of June 30, 2007 and December 31, 2006	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of June 30, 2007 and December 31, 2006	319	319
Additional paid-in capital	337,011,764	335,646,460
Accumulated other comprehensive loss	-	(76,773,610)
Accumulated deficit	(308,268,261)	(66,463,175)

TOTAL STOCKHOLDERS' EQUITY	28,768,744	192,434,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,108,658,527	$3,937,633,936
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Interest income, net of amortization of premium and discount	$71,419,602	$98,869,734	$29,563,192	$57,041,544
Interest expense	(75,323,440)	(82,702,101)	(35,680,803)	(43,822,078)
NET INTEREST INCOME (EXPENSE)	(3,903,838)	16,167,633	(6,117,611)	13,219,466

REALIZED LOSS ON SALE OF MORTGAGE-BACKED SECURITIES	(19,388,377)	-	(18,568,106)	-
OTHER INCOME	-	70,566	-	70,566
OTHER-THAN-TEMPORARY LOSS ON MORTGAGE-BACKED SECURITIES	(55,250,278)	-	(55,250,278)	-
TOTAL NET REVENUES (DEFICIENCY OF REVENUES)	(78,542,493)	16,238,199	(79,935,995)	13,290,032

DIRECT REIT OPERATING EXPENSES	451,702	545,823	223,455	226,573
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	2,343,830	3,570,516	1,151,445	2,159,429
Directors’ fees and liability insurance	388,536	420,034	188,573	210,140
Audit, legal and other professional fees	681,226	676,301	338,830	391,720
Other administrative expenses	328,614	490,503	183,310	266,355
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,742,206	5,157,354	1,862,158	3,027,644

TOTAL EXPENSES	4,193,908	5,703,177	2,085,613	3,254,217

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(82,736,401)	10,535,022	(82,021,608)	10,035,815

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	770,563	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(81,965,838)	10,535,022	(82,021,608)	10,035,815

DISCONTINUED OPERATIONS (see Note 12):
Loss from discontinued operations, net of tax	(148,102,400)	(19,902,189)	(69,976,611)	(11,431,171)
Loss on sale and disposal of assets of discontinued operations, net of tax	(10,469,203)	-	(10,469,203)	-
TOTAL LOSS FROM DISCONTINUTED OPERATIONS, NET OF TAX	(158,571,603)	(19,902,189)	(80,445,814)	11,431,171

NET LOSS	$(240,537,441)	$(9,367,167)	$(162,467,422)	$(1,395,356)

OPTEUM INC. CONSOLIDATED STATEMENT OF OPERATIONS (con’t) (Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF:
CLASS A COMMON STOCK
Continuing operations	$(3.30)	$0.43	$(3.29)	$0.40
Discontinued operations	(6.37)	(0.81)	(3.24)	(0.46)
Total basic and diluted net (loss) per Class A share	$(9.67)	$(0.38)	$(6.53)	$(0.06)
CLASS B COMMON STOCK
Continuing operations	$(3.29)	$0.42	$(3.29)	$0.40
Discontinued operations	(6.36)	(0.79)	(3.23)	(0.45)
Total basic and diluted net (loss) per Class B share	$(9.65)	$(0.37)	$(6.52)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
Class A Common Stock	24,555,916	24,398,310	24,577,222	24,664,197
Class B Common Stock	319,388	319,388	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.05	$0.36	$-	$0.25
CLASS B COMMON STOCK	$0.05	$0.36	$-	$0.25
See notes to consolidated financial statements.

OPTEUM INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) Six Months Ended June 30, 2007

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total
Balances, December 31, 2006	$ 24,516	$ 319	$ 319	$ 335,646,460	$ (76,773,610)	$ (66,463,175)	$ 192,434,829

Issuance of Class A Common Stock for board compensation and equity plan share exercises, net	87	-	-	67,997	-	-	68,084
Cash dividends declared, March 2007	-	-	-	-	-	(1,267,645)	(1,267,645)
Amortization of equity plan compensation	-	-	-	1,479,217	-	-	1,479,217
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	(181,910)	-	-	(181,910)
Reclassify net realized loss on mortgage-backed security sales	-	-	-	-	19,388,377	-	19,388,377
Net loss	-	-	-	-	-	(240,537,441)	(240,537,441)
Unrealized gain on available-for-sale securities, net	-	-	-	-	2,134,955	-	2,134,955
Reclassify other-than-temporary loss on mortgage-backed securities	-	-	-	-	55,250,278	-	55,250,278
Comprehensive loss	-	-	-	-	-	-	(163,763,831)

Balances, June 30, 2007	$ 24,603	$ 319	$ 319	$ 337,011,764	$ -	$ (308,268,261)	$ 28,768,744
See notes to consolidated financial statements.

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(81,965,838)	$10,535,022
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Other-than-temporary loss on mortgage backed securities	55,250,278	-
Amortization of premium and discount on mortgage backed securities	10,776,614	(7,409,186)
Stock compensation	1,365,391	1,326,032
Depreciation and amortization	432,246	188,280
Loss on sales of mortgage-backed securities	19,388,377	-
Changes in operating assets and liabilities:
(Increase)/decrease in accrued interest receivable	4,236,464	(366,980)
(Increase)/decrease in prepaids and other assets	(472,050)	267,937
(Decrease) in accrued interest payable	(7,472,493)	(4,742,294)
Increase in accounts payable, accrued expenses and other	1,547,010	563,333
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,085,999	362,144

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(834,671,779)	(706,141,129)
Sales	1,191,814,282	-
Principal repayments	626,507,518	711,094,904
Purchases of property and equipment, and other	1,500	(686,875)
NET CASH PROVIDED BY INVESTING ACTIVITIES	983,651,521	4,266,900

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	1,230,000
Proceeds from repurchase agreements	10,106,181,385	11,637,052,539
Principal payments on repurchase agreements	(11,064,529,569)	(11,667,763,651)
Stock issuance and other costs	-	(128,384)
Purchase of treasury stock	-	(4,500,327)
Cash dividends paid	(2,534,582)	(2,645,854)
NET CASH USED IN FINANCING ACTIVITIES	(960,882,766)	(36,755,677)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	633,335,325	122,017,551
Net cash provided by (used in) investing activities	1,195,582	(2,122,563)
Net cash (used in) financing activities	(701,234,602)	(143,678,568)
NET CASH FLOWS FROM DISCONTINUED OPERATIONS	(66,703,695)	(23,783,580)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,848,941)	(55,910,213)

CASH AND CASH EQUIVALENTS, Beginning of the period	82,751,795	122,072,166

CASH AND CASH EQUIVALENTS, End of the period	$41,902,854	$66,161,953

OPTEUM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT’D)
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$82,795,933	$87,444,395

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$-	$6,318,383
See notes to consolidated financial statements.

OPTEUM INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2007

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

On November 3, 2005, Opteum, then known as Bimini, acquired Opteum Financial Services, LLC.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Upon closing of the transaction, OITRS became a wholly-owned taxable REIT subsidiary of Bimini.  Under the terms of the transaction, Bimini issued 3.7 million shares of Class A Common Stock and 1.2 million shares of Class A Redeemable Preferred Stock to the former members of OITRS.

On February 10, 2006, Bimini changed its name to Opteum Inc.  At Opteum’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OITRS were converted into shares of Opteum’s Class A Common Stock on a one-for-one basis following the approval of such conversion by Opteum’s stockholders.

On December 21, 2006, Opteum sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  Immediately following the transaction, Opteum held Class A voting limited liability company membership interests in OITRS representing 92.5% of all of OITRS’s outstanding limited liability company membership interests.  In connection with the transaction, Opteum also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OITRS representing 7.49% of all of OITRS’s outstanding limited liability company membership interests.

Opteum has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Opteum is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  OITRS has elected to be treated as a taxable REIT subsidiary and, as such, is subject to federal, state and local income taxation.  In addition, the ability of OITRS to deduct interest paid or accrued to Opteum for federal, state and local tax purposes is subject to certain limitations.

As used in this document, discussions related to “Opteum,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (“MBS”) refer to “Opteum Inc.”  Further, discussions related to Opteum’s taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OITRS.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Opteum, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second quarter of 2007, approval was also given to sell substantially all of the other operating assets of OITRS.   Therefore, OITRS is accounted for as a discontinued operation, all OITRS’s assets are considered as held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards.  For financial statement presentation purposes, as of the quarter ended June 30, 2007, Opteum is now operating in a single business segment, as a REIT.

Liquidity

The Company has obtained committed funding arrangements that provide specified advance rates and funding levels and are available to finance our MBS portfolio.   Should our financing be withdrawn and our committed funding agreements not be sufficient to finance all of our MBS investments, we may be forced to sell such assets, which may result in losses upon such sales.  While the financing in place for our retained interests, trading held by OITRS is committed through December 20, 2007, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If we are unable to meet such requests in the future, we may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests, trading may not be available or only available at substantially higher cost to OITRS.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or other assets held for sale at prices lower than the carrying value of such assets would reduce our income.  The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for our MBS assets beyond the capacity of our committed facilities (currently $0.75 billion), increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended June 30, 2007 are not necessarily indicative of results that can be expected for the year ended December 31, 2007. The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements included in our 2006 Annual Report on Form 10-K but does not include all disclosures required by accounting principals generally accepted in the United States.  Certain prior year amounts were reclassified to conform to the second quarter of 2007 presentation, including the discontinued operations presentation.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, the recording of certain balances related to the discontinued operation, including the realizability of the deferred tax assets and related valuation allowance, the valuation allowance on mortgage loans held for sale, the amount of the impairment charges recorded on certain assets, the valuation of retained interests, trading and the fair value of mortgage servicing rights.

Consolidation

The accompanying consolidated financial statements include the accounts of Opteum and its majority-owned subsidiary, OITRS, as well the wholly-owned and majority-owned subsidiaries of OITRS.  OITRS is reported as a discontinued operation as of June 30, 2007.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Opteum owned 100% of OITRS until December 21, 2006, when a Class B non-voting interest representing 7.5% of OITRS’s then outstanding limited liability company membership interest was sold to Citigroup Realty.  Citigroup Realty’s proportionate share in the after-tax results of OITRS’s operations, are included in the accompanying statements of operation. During the six months ended June 30, 2007, the proportionate share of OITRS’s loss exceeded the net investment attributable to Citigroup Realty. Therefore, the portion of the net loss of OITRS that is attributable to Citigroup Realty’s interest that is in excess of their investment is charged against the Company.  Citigroup Realty’s net investment balance on December 31, 2006 was $0.8 million.  During the quarter ended March 31, 2007, Citigroup Realty’s interest in the net loss of OITRS was limited to their $0.8 million net investment, and the remainder was charged against the Company.  The entire loss for the quarter ended June 30, 2007 is charged against the Company. The losses absorbed by the Company which are in excess of Citigroup Realty’s investment totaled approximately $11.1 million and $6.0 million for the six and three months ended June 30, 2007, respectively.  In future periods, the Company will be credited first for these absorbed losses before Citigroup Realty’s investment is reinstated.

As further described in Note 6, Opteum has a common share investment in two trusts used in connection with the issuance of Opteum’s junior subordinated notes.  Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Opteum’s common share investments in the trusts are not consolidated in the financial statements of Opteum, and accordingly, these investments are accounted for on the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of June 30, 2007 and December 31, 2006.

Valuation of Mortgage Backed Securities

The valuation of the Company's investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the Company's financial statements at their estimated fair value as of June 30, 2007 and December 31, 2006. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available. However, the fair values reported reflect estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.

In accordance with GAAP, the Company classifies its investments in MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of the business and/or to meet liquidity needs. The Company classifies all of its securities as available-for-sale.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of June 30, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.  Accordingly, due to liquidity and working capital needs, the Company no longer had the ability to hold such assets until their amortized cost could be fully recovered in the period ended June 30, 2007, the cost basis of all MBS have been written down to fair value and the previously unrealized loss was recognized in current period earnings. The measurement basis for other-than-temporarily impaired MBS is the lower of cost or market (LOCOM) method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS would then become the new cost basis of the MBS and should not be adjusted for subsequent recoveries in fair value.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment with a depreciable life of 3 years, office furniture with a depreciable life of 12 years, leasehold improvements with a depreciable life of 15 years, land which has no depreciable life and building with a depreciable life of 30 years, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Opteum’s property and equipment as of June 30, 2007 and December 31, 2006, is net of accumulated depreciation of $0.3 million and $0.2 million, respectively. Depreciation expense for the six and three months ended June 30, 2007 was $0.1 million and $0.06 million, respectively, and was $0.06 million and $0.03 million for the six and three months ended June 30, 2006, respectively.  All property and equipment for OITRS is included in assets held for sale on the accompanying balance sheets.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of June 30, 2007 and December 31, 2006, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

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

For the REIT activities, approximately 91.0% of the interest income was derived from MBS issued by U.S. Government agencies.

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss) each reporting period. Other comprehensive income refers to revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income (loss) arises from unrealized gains or losses generated from changes in market values of securities classified as available-for-sale, provided however that such securities are not other than temporarily impaired.

Comprehensive (loss) is as follows:

(in thousands)

	(Unaudited)
	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net (loss)	$(240,537)	$(9,367)	$(162,467)	$(1,395)
Reclassify net realized loss on MBS	19,388	-	18,568	-

Reclassify other-than-temporary loss on MBS	55,250	-	55,250	-

Unrealized gain (loss) on available-for-sale securities, net	2,135	(33,897)	(1,043)	(22,472)

Comprehensive (loss)	$(163,764)	$(43,264)	$(89,692)	$(23,867)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Opteum's stock-based compensation transactions resulted in an aggregate of $1.5 million and $0.7 million of compensation expense for the six and three months ended June 30, 2007, respectively, and $1.6 million and $0.8 million of compensation expense for the six and three months ended June 30, 2006, respectively.

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

Income Taxes

Opteum has elected to be taxed as a REIT under the Code. As further described in Note 12, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its REIT taxable income to the extent that Opteum distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115“SFAS 159”.  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of SFAS 159, if any, on the consolidated financial statements.

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

NOTE 2.   ACQUISITION OF OITRS

On November 3, 2005, Opteum acquired 100% of the equity interests of OITRS through a merger with a wholly-owned subsidiary of Opteum. The results of operations of OITRS have been included in the Company's consolidated financial statements since November 3, 2005.  On December 21, 2006, Opteum sold to Citigroup Realty a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million. As of June 30, 2007, OITRS is accounted for as a discontinued operation (See Note 12).

NOTE 3.   MORTGAGE BACKED SECURITIES

As of June 30, 2007 and December 31, 2006, all of Opteum's MBS were classified as available-for-sale. The measurement basis for other-than-temporarily impaired MBS is the LOCOM method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS would then become the new cost basis of the MBS and should not be adjusted for subsequent recoveries in fair value.  Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of Opteum's MBS portfolio as of June 30, 2007 and December 31, 2006:

(in thousands)

	June 30, 2007	December 31, 2006
Hybrid Arms	$213,859	$76,488
Adjustable Rate Mortgages	1,171,277	2,105,818
Fixed Rate Mortgages	433,500	626,428

Totals	$1,818,636	$2,808,734

The following table presents the components of the carrying value of Opteum's MBS portfolio as of June 30, 2007 and December 31, 2006:

(in thousands)

	June 30, 2007	December 31, 2006

Principal balance	$1,801,492	$2,779,867
Unamortized premium	72,647	116,114
Unaccreted discount	(253)	(502)
Gross unrealized gains	-	422
Other-than-temporary losses	(55,250)	(9,971)
Gross unrealized losses	-	(77,196)
Carrying value/estimated fair value	$1,818,636	$2,808,734

As a result of the other-than-temporary impairment of MBS as of June 30, 2007, Opteum’s MBS investments are carried on a LOCOM basis and therefore there are no unrealized losses.

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

As of June 30, 2007, all of Opteum's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Opteum's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

As stated in Note 1, the Company believes that the overall decline in fair value of MBS is other-than-temporary as of June 30, 2007.  Accordingly, the adjustment to reduce MBS to fair value is recorded in earnings. Generally, the factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Opteum's ability and intention to hold the MBS owned.  As of June 30, 2007, the Company no longer had the ability and intent to hold such securities until their value could be recovered due to the Company’s liquidity and working capital requirements caused by the turmoil in the mortgage market.

As of December 31, 2006, the Company recorded a $10.0 million loss related to an other-than-temporary impairment on MBS securities identified for sale during the three months ended March 31, 2007.  Subsequent to the release of the Company’s annual report for the year ended December 31, 2006, the Company sold the balance of such assets and recorded an additional net loss of $0.8 million. The $0.8 million loss is included in “Loss on sales of mortgage backed securities” in the accompanying Statements of Operations.

NOTE 4.   EARNINGS PER SHARE

Effective November 3, 2005, the Company issued 1.2 million shares of Class A Redeemable Preferred Stock, pursuant to the acquisition of OITRS. Holders of shares of the preferred stock could not receive or accrue dividend payments prior to January 1, 2006. After January 1, 2006, and prior to March 31, 2006, holders of Class A Redeemable Preferred Stock were entitled to receive dividends according to the formula described in the Company's amended Articles of Incorporation. For the Company's first quarter 2006 dividend declared on March 10, 2006, the shares of Class A Redeemable Preferred Stock, although considered to be participating securities, did not receive a dividend pursuant to the formula. Following the provisions of EITF 03-6, the Class A Redeemable Preferred Stock, a participating security prior to conversion on April 28, 2006, was excluded in the computation of basic EPS using the two-class method.

The conversion of the Class A Redeemable Preferred Stock into shares of Class A Common Stock was approved by the stockholders at the Company's 2006 Annual Meeting of Shareholders on April 28, 2006, and the shares of Class A Redeemable Preferred Stock were converted into shares of Class A Common Stock on that date. For purposes of the EPS computation, the conversion of the shares of Class A Redeemable Preferred Stock into shares of Class A Common Stock has been accounted for as of April 28, 2006, and is included in the computation of basic EPS for the Class A Common Stock as of that date.  Therefore, the EPS presentation for these securities is not shown.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2007 and 2006, respectively. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the basic EPS computation for the Class A Common Stock in any period there is a loss from continuing operations, even though they are participating securities. Therefore, the computation of basic and diluted EPS for the Class A Common Stock for the six and three months ended June 30, 2007 excludes 414,991 incentive plan shares.

During the six and three months ended June 30, 2006, 612,268 of incentive plan shares are included in the basic and diluted EPS computations because they are participating securities and there is income from continuing operations during these periods.

The table below reconciles the numerators and denominators of the EPS.  See the consolidated statements of operations for the breakdown between continuing operations and discontinued operations.

(in thousands, except EPS per share)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(237,455)	$(9,248)	$(160,385)	$(1,379)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	24,603	24,354	24,603	24,354
Dividend eligible equity plan shares issued as of the balance sheet date	-	612	-	612
Effect of weighting	(47)	(568)	(26)	(302)
Weighted average shares-basic and diluted	24,556	24,398	24,577	24,664
Basic and diluted EPS per Class A common share	$(9.67)	$(0.38)	$(6.53)	$(0.06)

Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(3,082)	$(119)	$(2,082)	$(16)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319	319
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319	319	319	319
Basic and diluted EPS per Class B common share	$(9.65)	$(0.37)	$(6.52)	$(0.05)

NOTE 5.   REPURCHASE AGREEMENTS

Opteum has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to the forward London Interbank Offered Rate (“LIBOR”) interest rate curve. As of June 30, 2007, Opteum had an outstanding amount of $1.8 billion with a net weighted average borrowing rate of 5.24% and these agreements were collateralized by MBS with a fair value of $1.8 billion.  As of December 31, 2006, Opteum had an outstanding amount of $2.7 billion with a net weighted average borrowing rate of 5.31%, and these agreements were collateralized by MBS with a fair value of $2.8 billion.

As of June 30, 2007, Opteum's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$783,663	$461,018	$561,373	$1,806,054
Fair market value of securities sold, including accrued interest receivable	$-	$758,540	$447,892	$547,456	$1,753,888
Repurchase agreement liabilities associated with these securities	$-	$750,428	$466,984	$565,919	$1,783,331
Net weighted average borrowing rate	-	5.33%	5.32%	5.06%	5.24%

       As of December 31, 2006, Opteum's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$859,344	$807,488	$1,149,309	$2,816,141
Fair market value of securities sold, including accrued interest receivable	$—	$833,436	$793,702	$1,106,228	$2,733,366
Repurchase agreement liabilities associated with these securities	$—	$842,094	$805,595	$1,093,991	$2,741,680
Net weighted average borrowing rate	—	5.31%	5.33%	5.29%	5.31%

As of June 30, 2007, Opteum's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$785,347	$10,232	118	44.04%
JP Morgan Securities Inc.	646,699	16,211	183	36.26
ING Financial Markets,LLC	81,790	969	93	4.59
HSBC Securities (USA) Inc.	78,232	1,599	13	4.39
UBS Securities LLC	52,821	1,452	26	2.96
Lehman Brothers Inc	44,564	1,279	256	2.50
Nomura Securities International, Inc.	40,857	1,531	10	2.29
Citigroup Global Markets Inc	24,814	502	6	1.39
Goldman Sachs & Co.	23,570	456	60	1.32
Bear, Stearns & Co. Inc.	4,637	154	6	0.26
Total	$1,783,331	$34,385		100.00%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

As of December 31, 2006, Opteum's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$834,940	$10,189	28	30.45%
JP Morgan Securities Inc.	652,936	13,195	98	23.82
Nomura Securities International, Inc.	463,410	13,405	94	16.90
WAMU Capital Corp.	333,587	12,476	24	12.17
Countrywide Securities Corporation	206,220	4,401	79	7.52
BNP Paribas Securities Corp.	92,155	2,666	18	3.36
Goldman Sachs & Co.	70,068	1,278	122	2.56
Bank of America Securities, LLC	54,120	1,742	136	1.97
UBS Securities LLC	21,515	231	17	0.78
Greenwich Capital Markets, Inc.	12,729	44	7	0.47
Total	$2,741,680	$59,627		100.00%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 6.  TRUST PREFERRED SECURITIES

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

NOTE 7.  CAPITAL STOCK

Issuances of Class A Common Stock

During the six and three months ended June 30, 2007, the Company issued a total of 11,042 and 5,068 shares, respectively, of Class A Common Stock to its independent directors for the payment of director fees for services rendered.

During the six and three months ended June 30, 2007, the Company issued 76,801 and 42,273 shares, respectively, of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 8).

Dividends Declared and Paid in 2007

On March 9, 2007, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of March 26, 2007. The distribution totaling $1.3 million was paid on April 13, 2007.

Other Classes of Common and Preferred Stock

There was no change in the issued and outstanding shares of the Company’s Class B and Class C Common Stock or its Class A and Class B Redeemable Preferred Stock during the six and three months ended June 30, 2007.

NOTE 8.    STOCK INCENTIVE PLANS

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

During the six months ended June 30, 2007, Opteum granted 25,607 phantom shares to employees with an aggregate fair value of $0.2 million.  For the three months ended June 30, 2007, Opteum granted no phantom shares to employees. Each phantom share represents a right to receive a share of Opteum's Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

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

As of June 30, 2007, a total of 759,457 phantom share awards have been granted since the inception of the 2003 Plan, however 6,446 phantom shares have been forfeited due to the termination of the grantee’s employment. The future compensation charge that was eliminated by the forfeitures totaled $68,065.  Of the phantom shares not forfeited, 502,302 phantom shares have fully vested since inception of the 2003 Plan and 250,709 phantom shares remain unvested as of June 30, 2007.  Of the 502,302 phantom shares that have fully vested, 337,520 phantom shares have been settled as of June 30, 2007 and an equivalent number of shares of the Company’s Class A Common Stock have been issued to grantees or surrendered by grantees to pay income taxes.  As of June 30, 2007, there were 164,782 phantom shares that, although fully vested as of such date, had not been settled.  No phantom share awards have expired.

For the six and three months ended June 30, 2007, 113,685 and 61,724 phantom shares were settled and an equivalent number of shares of the Company’s Class A Common Stock were issued to grantees or surrendered by grantees to pay income taxes.  For the six and three months ended June 30, 2006, 53,157 and 103,407 phantom shares, respectively, were settled and an equivalent number of shares of the Company’s Class A Common Stock were issued to grantees or surrendered by grantees to pay income taxes.  As of June 30, 2007, there were 415,491 phantom shares outstanding that had not been settled as of such date, 250,709 of which were unvested and 164,782 of which were vested.  Total compensation cost recognized for the six and three months ended June 30, 2007 was $1.4 million and $0.7 million, respectively. Total compensation cost recognized for the six and three months ended June 30, 2006 was $1.4 million and $0.7 million, respectively. Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

Opteum also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”).  The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Outstanding Litigation.The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

As part of the November 3, 2005 merger pursuant to which OITRS became a wholly-owned subsidiary of Opteum, the parties to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) agreed to special resolution procedures concerning certain litigation matters in which OITRS was a party and that was pending at the time of the merger.  Certain provisions of the Merger Agreement specified the manner in which four separate litigation matters would be treated for purposes of determining the rights and obligations of the parties to the Merger Agreement.  In two of these matters, OITRS was the plaintiff and was seeking money damages from third parties.  In the other two matters, OITRS was a defendant and was defending itself against claims for money damages.

Pursuant to the terms of the Merger Agreement, the former owners of OITRS must indemnify the Company for any liabilities arising from the two matters in which OITRS was a defendant.  In addition, the former owners of OITRS are entitled to receive any amounts paid to the Company upon the settlement or final resolution of the two matters in which OITRS was the plaintiff.

Guarantees.  Opteum has guaranteed the obligations of OITRS and OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with JPMorgan Chase and Citigroup described in Note 12. These guarantees will remain in effect so long as the applicable financing facilities remain in effect.  If an Event of Default occurs under these financing facilities that are not cured or waived, Opteum may be required to perform under its guarantees.  There is no specific limitation on the maximum potential future payments under these guarantees.  However, Opteum’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.

NOTE 10.  INCOME TAXES

Taxable income, as generated by Opteum’s qualifying REIT activities, is computed differently from Opteum’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Opteum’s REIT taxable income and Opteum’s financial statement net income (loss) can be substantial and each item can affect several years. Since inception through June 30, 2007, Opteum's REIT taxable income is approximately $91.0 million greater than Opteum's financial statement net income as reported in its financial statements.

For the six months ended June 30, 2007, Opteum's REIT taxable loss was approximately $76.1 million less than Opteum's financial statement net loss from REIT activities. During 2007, Opteum's most significant items and transactions being accounted for differently include the $55.3 million other-than-temporary loss on MBS recorded at June 30, 2007, interest on inter-company loans with OITRS, equity plan stock awards, depreciation of property and equipment, the accounting for debt issuance costs and losses realized on certain MBS sales. The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Opteum. The $55.3 million other-than-temporary loss on MBS recorded during the three months ended June 30, 2007 is not recognized for tax purposes, as it does not represent an actual sale of any MBS securities by Opteum.  For tax purposes, the gain or loss on MBS sales are recognized only when the actual sale transaction is completed.

  During the six months ended June 30, 2007, tax capital losses of approximately $29.4 million were realized; these capital losses are only available to the REIT to offset future capital gains, and therefore they do not reduce REIT taxable income.
NOTE 11.  SUBSEQUENT EVENTS

On July 25, 2007, OITRS entered into a binding agreement to sell a majority of its remaining private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $3.0 billion as of June 30, 2007. The aggregate sales proceeds will be used to repay debt that is currently secured by OITRS's mortgage servicing portfolio. The transaction, which is subject to various closing conditions, is expected to be completed by September 4, 2007. The transaction is not expected to result in a material gain or loss.

Opteum, then known as Bimini, acquired Opteum Financial Services, LLC on November 3, 2005.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.

NOTE 12.   DISCONTINUED OPERATIONS-OITRS

 (a) - Background and activities as of March 31, 2007

Beginning in April 2007, the Board of Managers of OITRS, at the recommendation of and with the approval of the Board of Directors of Opteum, began a process that would eventually result in the sale or closure of all business operations within OITRS.  The decision to sell and/or close OITRS was made after evaluation of, among other things, short and long-term business prospects for OITRS, and its ability to recover from recent large operating losses. Due to this decision, all OITRS assets are considered as held for sale in the second quarter of 2007, and have been accounted for as discontinued operations under applicable accounting standards for all periods presented.

The impact of these decisions on the March 31, 2007 financial statements included OITRS recording impairment charges on goodwill and other intangible assets and on certain fixed assets.  In accordance with SFAS No. 144, the closure and/or sale of mortgage loan origination channels required management to test the associated long lived assets for recoverability. In connection with the testing of recoverability of the long lived assets, OITRS recorded an impairment charge of $6.0 million during the three months ended March 31, 2007. Further, in accordance with SFAS 144, such long lived assets were reported by OITRS as held for use as of March 31, 2007.  As of June 30, 2007, these assets are now included in discontinued operations.

In accordance with SFAS No. 142,  the goodwill assigned to OITRS and the “Opteum” trade name intangible asset were not subject to amortization, but were tested for impairment at March 31, 2007 based on a change in circumstances.  The closure and/or sale of the wholesale and conduit mortgage loan origination channels constituted such an event that required impairment analyses on the goodwill and other intangibles not subject to amortization. Accordingly, OITRS recorded impairment charges for both goodwill and other intangible assets not subject to amortization of approximately $2.8 million as of March 31, 2007.

 (b) - Activities during the three months ended June 30, 2007

On April 18, 2007, the Board of Managers of OITRS approved the closure of OITRS’s wholesale and conduit mortgage origination channels. On April 20, 2007, the wholesale and conduit mortgage loan origination channels ceased accepting applications for new mortgages from borrowers.

On April 26, 2007, OITRS entered into a binding agreement to sell a majority of its private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $5.9 billion as of March 31, 2007. The aggregate sales proceeds were used to repay debt that was secured by OITRS’s mortgage servicing portfolio. All servicing was transferred to the buyer on or before July 2, 2007. The transaction resulted in a loss of $2.8 million.

On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party.  On June 30, 2007, OITRS entered into an amendment to this agreement. The sales price was $1.5 million plus the assumption of certain liabilities, including the assumption of certain future operating lease obligations of OITRS.

The closure of the wholesale and conduit mortgage loan origination channels, coupled with sale of the retail channel, resulted in charges associated with severance payments to employees and operating lease termination costs, among other less significant costs.  Approximately $0.7 million of such costs were paid in the three months ended June 30, 2007, and approximately $6.9 million of such costs remain accrued and unpaid at June 30, 2007.  The costs associated with the closure of the wholesale and conduit origination sale, coupled with the sale of the retail channel, resulted in a loss on disposal of $10.5 million.  No income tax benefit or provision was recorded as a result of this loss.

     The following table summarizes the OITRS assets held for sale and liabilities related to the assets held for sale, as of June 30, 2007 and December 31, 2006:

(in thousands)

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$706	$9,754
Mortgage loans held for sale	93,544	749,834
Retained interests, trading	73,798	104,199
Securities held for sale	505	858
Originated mortgage servicing rights	32,145	98,859
Receivables	5,611	5,958
Property and equipment, net	343	11,415
Prepaids and other assets	11,666	28,447
Assets held for sale	$218,318	$1,009,324
Warehouse lines of credit and drafts payable	$89,259	$734,879
Other secured borrowings	59,820	121,977
Accounts payable, accrued expenses and other	31,839	23,060
Liabilities related to assets held for sale	$180,918	$879,916

The following table summarizes the results of operations of OITRS for the six month periods ended June 30, 2007 and 2006:

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Interest income, net	$16,407	$37,000
Interest expense	(17,050)	(34,005)
Net interest income (deficiency)	(643)	2,995
Loss on mortgage banking activities	(61,815)	(2,881)
Other income and expenses, net	(9,652)	-
Net servicing income (loss)	(10,618)	1,844
Other non-interest income	2,254	3,207
Total net revenues (deficiency of revenues)	(80,474)	5,165
General and administrative expenses	(66,635)	(37,717)
Loss before benefit (provision) for income taxes	(147,109)	(32,552)
Benefit (provision) for income taxes	(11,463)	12,650
Net loss from discontinued operations	$(158,572)	$(19,902)

The following table summarizes the results of operations of OITRS for the three month periods ended June 30, 2007 and 2006:

(in thousands)

	Three Months Ended
	June 30, 2007	June 30, 2006
Interest income, net	$4,746	$18,548
Interest expense	(4,720)	(16,696)
Net interest income	26	1,852
Loss on mortgage banking activities	(43,855)	(5,878)
Other income and expenses, net	(9,652)	-
Net servicing income (loss)	(5,975)	3,607
Other non-interest income	886	1,459
Total net revenues (deficiency of revenues)	(58,570)	1,040
General and administrative expenses	(21,876)	(19,741)
Loss before benefit for income taxes	(80,446)	(18,701)
Benefit for income taxes	-	7,270
Net loss from discontinued operations	$(80,446)	$(11,431)

 (c) - Significant accounting policies of OITRS

The following accounting policies were applicable prior to the discontinuation of the residential mortgage origination operations.  Going forward such policies generally will not be applicable to OITRS as it no longer originates residential mortgage loans. OITRS will continue to own originated mortgage servicing rights and retained interests in securitizations, but will not generate any such assets in the future.

Mortgage Loans Held for Sale.  Mortgage loans held for sale represent mortgage loans originated and held by the Company pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recorded when the loan is sold. The Company generally, but not always, sells or securitizes loans with servicing rights retained. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is surrendered when (i) the assets have been isolated from the Company; (ii) the purchaser obtains the right, free of conditions that constrain such purchaser from taking advantage of that right, to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. These transactions are treated as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Gains or losses on such sales are recognized at the time legal title transfers to the purchaser and are based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. A valuation allowance is recorded to adjust mortgage loans held for sale to the lower of cost or market.

Retained Interest, Trading.  The Company uses warehouse loan arrangements to finance the origination and purchase of pools of fixed and adjustable-rate residential mortgage loans (the “Mortgage Loans”). Subsequent to their origination or purchase, OITRS either sells these Mortgage Loans to third-party institutional investors through bulk sale arrangements or through securitization transactions. The Company generally makes several representations and warranties regarding the performance of the Mortgage Loans in connection with each sale or securitization.

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

OMAC first deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust, pursuant to an indenture, then issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate (the “Owner Trust Certificate”) representing the residual interest in the NIM Trust. The NIM Notes are sold to third parties via private placement transactions. The net proceeds from the sale of the NIM Notes and the Owner Trust Certificate are then transferred from OMAC to the Company. The Owner Trust Certificates from the Company's various securitizations represent retained interests, trading which are included in discontinued operations on the accompanying consolidated balance sheet.

Mortgage Servicing Rights.  The Company recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. The estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs.  The broker, Interactive Mortgage Advisors, LLC, is 50% owned by OITRS.  To determine the market valuation, the broker uses a valuation model that incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income of the loan, prepayment speeds and default rates that market participant’s use for acquiring similar servicing rights. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS 156 amends SFAS 140 with respect to the accounting for separately-recognized servicing assets and liabilities. SFAS 156 requires all separately-recognized servicing assets and liabilities to be initially measured at fair value and permits companies to elect, on a class-by-class basis, to account for servicing assets and liabilities on either a lower of cost or market value basis or a fair value measurement basis. OITRS elected to early adopt SFAS 156 as of January 1, 2006, and to measure all mortgage servicing assets at fair value (and as one class).  As a result of adopting SFAS 156, OITRS recognized a $2.6 million after-tax ($4.3 million pre-tax) increase in retained earnings as of January 1, 2006, representing the cumulative effect adjustment of re-measuring all servicing assets and liabilities that existed as of December 31, 2005, from a lower of amortized cost or market basis to a fair value basis.

Property and equipment, net.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels required management to test the associated long lived assets for recoverability.  In connection with the testing of recoverability of the long lived assets, OITRS recorded an impairment charge of $6.0 million for the three months ended March 31, 2007.  OITRS sold or wrote-off all depreciable or amortizable property and equipment by June 30, 2007 applicable to the residential mortgage origination business.

Gain (Loss) on Sale of Loans.  Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million and $9.9 million, for the six and three months ended June 30, 2007 and $30.2 million and $14.3 million, respectively, for the six and three months ended June 30, 2006 were capitalized as direct loan origination costs and reflected in the basis of loans sold for gain on sale recognition purposes.  The net (loss) on mortgage banking activities for the six and three months ended June 30, 2007 was ($61.8) million and ($43.9) million and for the six and three months ended June 30, 2006 was ($2.9) million and ($5.9) million, respectively.

Servicing Fee Income.  Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a subservicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the subservicer.

Income taxes.  OITRS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

(d) - Mortgage Loans Held for Sale

Prior to ceasing operations, upon the closing of a residential mortgage loan or shortly thereafter, OITRS would sell or securitize the majority of its mortgage loan originations. OITRS also sold mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OITRS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs. As of June 30, 2007, OITRS serviced approximately $3.6 billion of mortgage loans sold into the secondary market.  Mortgage loans held for sale consist of the following as of June 30, 2007 and December 31, 2006:

      (in thousands)

	June 30, 2007	December 31, 2006
Mortgage loans held for sale, and other, net	$104,573	$741,545
Deferred loan origination costs and other-net	1,155	9,188
Lower of cost or market and valuation allowance	(12,184)	(899)

	$93,544	$749,834

Included in mortgage loans held for sale above are IRLCs.  Fluctuations in the fair market value of IRLCs and other derivatives employed for hedging are reflected in the consolidated statement of operations under discontinued operations.

 (e) -   Retained Interest, Trading

Retained interest, trading is the subordinated interests retained by OITRS resulting from securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes. Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.

All of OITRS’s securitizations were structured and are accounted for as sales in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Generally, to meet the sale treatment requirements of SFAS No. 140, the REMIC trust is structured as a “qualifying special purpose entity” or QSPE, which specifically limits the REMIC trust's activities, and OITRS surrenders control over the mortgage loans upon their transfer to the REMIC trust.

Valuation of Investments. OITRS classifies its retained interests as trading securities and therefore records these securities at their estimated fair value. In order to value the unrated, unquoted, investments, OITRS will record these assets at their estimated fair value utilizing pricing information available directly from dealers and the present value calculated by projecting the future cash flows of an investment on a publicly available analytical system. When a publicly available analytical system is utilized, OITRS will input the following variable factors which will have an impact on determining the market value:

Interest Rate Forecast. LIBOR interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of OITRS to represent market conditions and value of similar instruments with similar risks.  Discount rates used will vary over time.  Management observes discount rates used for assets with similar risk profiles.  In selecting which assets to monitor for variations in discount rates, management seeks to identify assets that share most, if not all of the risk attributes of the Company’s retained interests, trading.  Such assets are typically traded between market participants whereby the discount rate is the primary variable.

Prepayment Forecast. The prepayment forecast may be expressed by OITRS in accordance with one of the following standard market conventions: 1) Constant Prepayment Rate (CPR) or 2) Percentage of a Prepayment Vector (PPV). Prepayment forecasts may be changed as OITRS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the REMIC trust’s Trustee for each underlying security.  Prepayment forecast will also vary over time as the level of interest rates change, the difference between rates available to borrowers on adjustable rate versus fixed rate mortgages change and non-interest rate related variables fluctuate such as home price appreciation, among others.

Credit Performance Forecast. A forecast of future credit performance of the underlying collateral pool will include an assumption of default frequency, loss severity, and a recovery lag. In general, OITRS will utilize the combination of default frequency and loss severity in conjunction with a collateral prepayment assumption to arrive at a target cumulative loss to the collateral pool over the life of the pool based on historical performance of similar collateral by the originator. The target cumulative loss forecast will be developed and noted at the pricing date of the individual security but may be updated by OITRS consistent with observations of the actual collateral pool performance.  The Company utilizes a third party source to forecast credit performance.

Default Frequency may be expressed by OITRS in accordance with any of three standard market conventions: 1) Constant Default Rate (CDR) 2) Percentage of a Standard Default Assumption (SDA) curve, or 3) a vector or curve established to meet forecasted performance for specific collateral pools.

Loss Severity will be expressed by OITRS in accordance with historical performance of similar collateral and the standard market conventions of a percentage of the unpaid principal balance of the forecasted defaults lost during the foreclosure and liquidation process.

During the first year of a new issue OITRS may balance positive or adverse effects of the prepayment forecast and the credit performance forecast allowing for deviation between actual and forecasted performance of the collateral pool. After the first year OITRS will generally adjust the Prepayment and Credit Performance Forecasts to replicate actual performance trends without balancing adverse and positive effects.

The following table summarizes OITRS’s residual interests in securitizations as of June 30, 2007 and December 31, 2006:

(in thousands)

Series	Issue Date	June 30, 2007	December 31, 2006

HMAC 2004-1	March 4, 2004	$1,946	$2,948
HMAC 2004-2	May 10, 2004	749	1,939
HMAC 2004-3	June 30, 2004	90	362
HMAC 2004-4	August 16, 2004	952	1,544
HMAC 2004-5	September 28, 2004	3,147	4,545
HMAC 2004-6	November 17, 2004	6,428	9,723
OMAC 2005-1	January 31, 2005	7,538	13,331
OMAC 2005-2	April 5, 2005	9,841	14,259
OMAC 2005-3	June 17, 2005	11,871	16,091
OMAC 2005-4	August 25, 2005	10,079	12,491
OMAC 2005-5	November 23, 2005	7,566	8,916
OMAC 2006-1	March 23, 2006	9,735	13,219
OMAC 2006-2	June 26, 2006	3,856	4,831

Total		$73,798	$104,199

Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed in 2006 were as follows:

December 31, 2006
Prepayment speeds (CPR)	36.25%
Weighted-average-life	4.18
Expected credit losses	0.74%
Discount rates	16.81%
Interest rates	Forward LIBOR Yield curve

As of June 30, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	June 30, 2007	December 31, 2006
Carrying value of retained interests – fair value	$73,798	$104,199
Weighted average life (in years)	4.65	4.26
Prepayment assumption (annual rate)	33.78%	37.88%
Impact on fair value of 10% adverse change	$(4,821)	$(8,235)
Impact on fair value of 20% adverse change	$(8,873)	$(14,939)
Expected credit losses (% of original unpaid principal balance)	0.55%	0.56%
Impact on fair value of 10% adverse change	$(2,642)	$(3,052)
Impact on fair value of 20% adverse change	$(5,365)	$(6,098)
Residual cash-flow discount rate	17.35%	16.03%
Impact on fair value of 10% adverse change	$(3,542)	$(4,575)
Impact on fair value of 20% adverse change	$(6,767)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(24,550)	$(18,554)
Impact on fair value of 20% adverse change	$(43,031)	$(39,292)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve as of June 30, 2007 and December 31, 2006.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through June 30, 2007	Projected Future Credit Losses as of June 30, 2007	Projected Total Credit Losses as of June 30, 2007
HMAC 2004-1	March 4, 2004	$ 309,710	0.20%	0.14%	0.34%
HMAC 2004-2	May 10, 2004	388,737	0.42%	0.12%	0.54%
HMAC 2004-3	June 30, 2004	417,055	0.18%	0.15%	0.33%
HMAC 2004-4	August 16, 2004	410,123	0.17%	0.14%	0.31%
HMAC 2004-5	September 28, 2004	413,875	0.15%	0.27%	0.42%
HMAC 2004-6	November 17, 2004	761,027	0.31%	0.32%	0.63%
OMAC 2005-1	January 31, 2005	802,625	0.15%	0.28%	0.43%
OMAC 2005-2	April 5, 2005	883,987	0.12%	0.34%	0.46%
OMAC 2005-3	June 17, 2005	937,117	0.08%	0.33%	0.41%
OMAC 2005-4	August 25, 2005	1,321,739	0.04%	0.54%	0.58%
OMAC 2005-5	November 23, 2005	986,277	0.04%	0.59%	0.63%
OMAC 2006-1	March 23, 2006	934,441	0.01%	0.66%	0.67%
OMAC 2006-2	June 26, 2006	491,572	0.00%	1.25%	1.25%
Total		$ 9,058,285

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Proceeds from securitizations	$-	$1,436,838
Servicing fees received	9,691	9,252
Servicing advances	1,433	1,550
Cash flows received on retained interests	2,909	2,009

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of June 30, 2007 and December 31, 2006:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more	Net Credit Losses
June 30, 2007	$5,041,845	$260,012	$10,657
December 31, 2006	5,849,013	138,205	5,210

(f) – Mortgage Servicing Rights, Net

As permitted by the effective date provisions of SFAS No. 156, the Company early adopted SFAS No. 156 as of
January 1, 2006 with respect to the valuation of its MSRs.

Activities for MSRs are summarized as follows for the six months ended June 30, 2007 and for the year ended December 31, 2006:

(in thousands)

	June 30, 2007	December 31, 2006
Balance at beginning of period	$98,859	$86,082
Adjustment to fair value upon adoption of SFAS 156 as of January 1, 2006	-	4,298
Additions	7,693	43,175
Changes in fair value:
Changes in fair value due to changes in market conditions and run-off	(12,330)	(33,551)
Changes in fair value due to change in valuation assumptions	(4,630)	(1,145)
Less servicing sold	(56,440)	-
Fair value at end of period	33,152	98,859
Less cost to sell	(1,007)	-
Balance at end of period	$32,145	$98,859

The Company elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. As a result of the early adoption of SFAS 156, the carrying value of the MSRs were increased by approximately $4.3 million (pre-tax) as of January 1, 2006. As required by the provisions of SFAS 156, the net of tax effect was recorded as a cumulative effect adjustment to retained earnings of OITRS as of January 1, 2006. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

The fair value of MSRs is determined using discounted cash flow techniques based on market assumptions. Changes in fair value are the result of changes in market conditions, changes in valuation assumptions and run-off of the underlying mortgage loans. Changes in fair value due to run-off of the underlying mortgage loans and changes in value due to changes in market conditions are grouped together above.  When the underlying assumptions used for valuation purposes are changed, the effect on fair value is presented separately.  For the six and three months ended June 30, 2007 and 2006, such changes to the underlying assumptions resulted in changes in fair value of ($4.6) million and ($2.1) million and ($1.1) million and ($1.1) million, respectively.  During the six and three months ended June 30, 2007 and 2006, the MSR value increased/(decreased) by ($66.7) million and ($59.8) million and $10.6 million and $3.3 million, respectively. The decreases for the six and three months ended June 30, 2007 include the sale of $56.4 million of MSR. Excluding the MSR sale, the decreases for the six and three months ended June 30, 2007, were ($9.3) million plus the cost to sell of ($1.0) million and ($2.4) million plus the cost to sell for ($1.0) million, respectively.  Additions to the servicing portfolio, net of run-off, for the six and three months ended June 30, 2007 and 2006, were $1.6 million and $1.0 million and $6.6 million and $1.1 million, respectively. The balance of the changes in fair value for the six and three months ended June 30, 2007 and 2006, were the result of changes market conditions. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information.

As of June 30, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSR rights cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:  (Note:  base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

(in thousands)

	June 30, 2007	December 31, 2006
Prepayment assumption (annual rate) (PSA)	387.9	424.6
Impact on fair value of 10% adverse change	$(1,311)	$(3,923)
Impact on fair value of 20% adverse change	$(2,494)	$(7,557)
MSR Cash-Flow Discount Rate	14.50%	14.50%
Impact on fair value of 10% adverse change	$(1,194)	$(3,505)
Impact on fair value of 20% adverse change	$(2,296)	$(6,727)

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

(g) - Warehouse lines of credit and drafts payable

OITRS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to quarter end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loan sale agreements accounted for as financing consisted of the following as of June 30, 2007 and December 31, 2006:

(in thousands)

Warehouse and aggregation lines of credit:	June 30, 2007	December 31, 2006

A committed warehouse line of credit for $100.0 million between OITRS and Residential Funding Corporation ("RFC"). The agreement expired on February 28, 2007 and was not renewed. RFC is now a party to the JPM syndicated facility below.	$-	$6,172

A syndicated committed warehouse line of credit for $850.0 million as of December 31, 2006, between OITRS and JP Morgan Chase (“JPM”). The agreement was scheduled to expire on May 30, 2007. The agreement was extended until July 31, 2007 and the limit reduced in stages, initially to $155 million through June 30, 2007 and $50.0 million through July 31, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.60% to 1.50% depending on the product originated or acquired. During the extension period the applicable margin was increased to 1.5% on all borrowings.	22,272	409,609

An aggregation facility for $1.5 billion as of December 31, 2006 for the whole loan and servicing rights facility, collectively, (of which no more than $100.0 million as of December 31, 2006 may be allocated to the servicing rights facility) between HS Special Purpose, LLC, a wholly-owned subsidiary of OITRS, and Citigroup Global Markets Realty Corp. (“Citigroup”) to aggregate loans pending securitization. The agreement was scheduled to expire on December 20, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.30%.  The facility was amended on May 25, 2007 and the limit was reduced to $300 million and is now scheduled to expire September 30, 2007.  On August 9, 2007, the facility was further amended and the limit was reduced to $40 million.
	37,233	5,358

A $750.0 million purchase and security agreement between OITRS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”). The agreement expired on February 28, 2007 and was not renewed.	-	3,283

Drafts payable	-	6,542

Loan sale agreements accounted for as financings:
An uncommitted $700.0 million purchase agreement between OITRS and Colonial Bank.  The facility is due upon demand and can be cancelled by either party upon notification to the counterparty.  OITRS incurs a charge for the facility based on one month LIBOR plus 0.50% for the first $300.0 million purchased and one month LIBOR plus 0.75% for the amount used above and beyond $300.0 million.  The facility is secured by loans held for sale and cash generated from sales to investors.  The borrowing capacity of the facilities was reduced to $30 million effective July 1, 2007 and both parties agreed to cancel the facility effective July 31, 2007.
	29,754	303,915

Total warehouse lines and drafts payable	$89,259	$734,879

In addition to the JPM, Citigroup, and Colonial Bank facilities, OITRS has purchase and sale agreements with Fannie Mae. These additional agreements allow OITRS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OITRS has a combined capacity of $100.0 million under these purchase and sale agreements. There were $16.2 million sold and being held under these agreements as of June 30, 2007. The agreements are not committed facilities and may be terminated at the discretion of either party.

The facilities are secured by mortgage loans and other assets of OITRS.  The facilities generally contain various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, and servicing delinquency.  As of June 30, 2007, OITRS was not in compliance with respect to four covenants pertaining to tangible net worth, available cash and liquidity, debt to tangible net worth and profitability with one lender and the Company was not in compliance pertaining to tangible net worth with the same lender and one other lender.  OITRS and the Company have obtained waivers from each lender for the covenant violations.  However, OITRS may violate such covenants again in the future.  In the event the violations occur, OITRS may be unable to obtain waivers.  In the event waivers are not obtained, OITRS would be in default under the terms of the agreements.   In the event OITRS defaulted under the terms of the agreement, the lenders could force OITRS to liquidate the mortgage loans collateralizing the loan, seek payment from the Company as guarantor, or force OITRS into an involuntary bankruptcy.

As of July 31, 2007 the outstanding balance on the JP Morgan committed warehouse line and the uncommitted purchase agreement with Colonial Bank have matured and their outstanding balances are paid in full.

(h) – Other Secured Borrowings

Other secured borrowings consisted of the following as of June 30, 2007 and December 31, 2006:

(in thousands)

	June 30, 2007	December 31, 2006
A committed warehouse line of credit between OITRS and JP Morgan Chase, that allows for a sublimit for Originated Mortgage Servicing Rights. The agreement was extended until July 31, 2007 and the limit reduced in stages, initially to $75.0 million through June 30, 2007 and $20.0 million through July 31, 2007. The agreement was further extended until September 28, 2007. The agreement provides for interest rate based on LIBOR plus 1.50% to 1.85% depending on collateral type.	$20,048	$71,657

Citigroup Global Realty Inc., working capital line of credit for $80.0 million secured by the retained interests in securitizations through OMAC 2006-2. The facility expires on December 20, 2007. The agreement provides for interest rate based on LIBOR plus 1.00%.	39,772	50,320
	$59,820	$121,977

 (i)  - Income taxes

As previously described, Opteum acquired OITRS on November 3, 2005, and OITRS is a taxpaying entity for income tax purposes and is taxed separately from Opteum.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.

The income tax provision for the six and three months ended June 30, 2007 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax loss due primarily to the recording of deferred tax asset valuation allowances.  OITRS recorded a deferred tax asset valuation allowance of approximately $37.4 million during the three month period ended March 31, 2007; there was no allowance recorded previously.  At December 31, 2006, OITRS had recorded net deferred tax assets of approximately $7.1 million.  The recording of the valuation allowance (among other items) during the three months ended March 31, 2007 resulted in OITRS recording an income tax provision of $11.5 million, and reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability at March 31, 2007 of approximately $4.3 million.  The net deferred tax assets generated during the three months ended June 30, 2007, primarily created by the net operating loss during the period, are offset in their entirety by a deferred tax asset valuation allowance; therefore, there is no provision or benefit for income taxes during this period, and there is no change in the net deferred tax liability at June 30, 2007.  The amount of the gross tax benefit and the corresponding offsetting valuation allowance is $31.3 million for the three months ended June 30, 2007.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, including the impacts of the closing of the OITRS wholesale and conduit mortgage loan origination channels, the sale of the retail mortgage loan origination channel, and other actions related to the operations of OITRS.  At this time, management believes it is more likely than not that the Company will not realize the full benefits of the federal tax loss carryforwards, and that the Company will not realize any benefit of the state tax loss carryforwards and the other deferred tax assets.  Therefore, the Company has recorded a valuation allowance against certain deferred tax assets during 2007.  As of June 30, 2007, OITRS has an estimated federal tax net operating loss carryforward of approximately $200.0 million, which begins to expire in 2025, and is fully available to offset future taxable income.

The effective income tax benefit for the six and three months ended June 30, 2006 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax loss due primarily to permanent differences, the state tax benefit (net of the Federal tax effect) and valuation allowance.

(j)	- Transactions With a Related Party

During the six and three months ended June 30, 2007, OITRS received aggregate payments of $0.4 million and $0.0 million, respectively, from Southstar Funding, LLC (“Southstar Funding”) primarily in exchange for the performance of certain interim loan servicing functions.  Southstar Funding is fifty percent owned by Southstar Partners, LLC (“Southstar Partners”).  Certain former officers of OITRS, one of whom is also a former director of Opteum, own membership interests in Southstar Partners.  In addition, a former officer of OITRS as well as a former director of Opteum serves on the Board of Managers of Southstar Funding.  As of June 30, 2007, there were no amounts due from or owed to Southstar Partners or Southstar Funding. Amounts paid for interim loan servicing were determined on an arms-length basis and are comparable to amounts charged to other, non-related parties. On April 11, 2007, Southstar Funding filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

(k) - Loans Sold to Investors. Generally, OITRS is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, OITRS provides certain representations and warranties during the sale of mortgage loans which obligate it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans are secured by the related real estate properties, and can usually be sold directly to other permanent investors. There can be no assurance, however, that OITRS will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

OITRS recognizes a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. The liability is recorded as a reduction of the gain on sale of mortgage loans and included as part of other liabilities in the accompanying financial statements.

Changes in the liability during the six months ended June 30, 2007 and 2006:

(in thousands)

	Six Months Ended
	June 30, 2007	June 30, 2006
Balance—Beginning of period	$7,136	$2,038
Provision	16,010	1,567
Charge-Offs	(10,492)	(896)

Balance—End of period	$12,654	$2,709

(l) - Net Worth Requirements. OITRS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. As of June 30, 2007, the highest minimum net worth requirement applicable to OITRS was approximately $0.3 million. OITRS had negative net worth of approximately ($60.3) million as of June 30, 2007.   Subject to the approval of Opteum’s Board of Directors, Opteum may forgive inter-company debt in order to restore the net worth of OITRS to an amount in excess of the required minimum.

(m) - Outstanding Litigation. The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

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

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in Part II – Item 1A – Risk Factors of this Form 10-Q. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the Commission, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Introduction

As used in this document, discussions related to “Opteum,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Opteum’s portfolio of mortgage backed securities (“MBS”) refer to “Opteum Inc.”  Further, discussions related to Opteum’s taxable REIT subsidiary or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Discussions relating to the “Company” refer to the consolidated entity (the combination of Opteum and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OITRS.

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

On July 25, 2007, OITRS entered into a binding agreement to sell a majority of its remaining private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $3.0 billion as of June 30, 2007.  The aggregate sales proceeds will be used to repay debt that is currently secured by OITRS’s mortgage servicing portfolio. The transaction, which is subject to various closing conditions, is expected to be completed by September 4, 2007.  The transaction is not expected to result in a material gain or loss.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS entered into an amendment to this agreement.  The proceeds of the transactions were approximately $1.5 million plus the assumption of certain liabilities of OITRS.  The transaction, coupled with the disposal of the conduit and wholesale origination channels, resulted in a loss of approximately $10.5 million.  Going forward, OITRS will not operate a mortgage loan origination business and the results of the mortgage origination business are reported as discontinued operations for the three and six months ended June 30, 2007.

OITRS was acquired by the Company in November 2005. As a result of the merger, OITRS became a wholly-owned taxable REIT subsidiary of Opteum.  On December 21, 2006, Opteum sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  OITRS is subject to corporate income taxes and files separate federal and state income tax returns.

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

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the six and three months ended June 30, 2007, as compared to the Company’s results of operations for the six and three months ended June 30, 2006.   During the three month period ended June 30, 2007, the Company ceased all mortgage origination business at OITRS.  As stated above, result of those operations are reported in the financial statements as discontinued operations.  As a result of these actions, the Company’s financial statements are not comparable to prior reports filed since the acquisition of OITRS.

Consolidated net loss for the six and three months ended June 30, 2007, was $240.5 million and $162.5 million, respectively, compared to a consolidated net loss of $9.4 million and $1.4 million, respectively, for the six and three months ended June 30, 2006. Consolidated net loss per basic and diluted share of Class A Common Stock was $9.67 and $6.53, respectively, for the six and three months ended June 30, 2007, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $0.38 and $0.06, respectively, for the comparable prior period.  The decline in consolidated net loss was driven primarily by a permanent impairment taken on MBS securities in the Company’s MBS portfolio, continued poor operating results of OITRS and declines in the value of the retained interest in securitization, also at OITRS.

For the three months ended June 30, 2007, the Company no longer has the ability and intent to hold until recovery MBS securities whose values are impaired as of June 30, 2007.  Accordingly, due to liquidity and working capital needs brought about by the turmoil in the mortgage market, the Company no longer had the ability to hold such assets until their amortized cost could be fully recovered.  During the three months ended June 30, 2007, the Company sold securities with a market value at the time of sale of approximately $782.0 million that were impaired at the time of sale, realizing losses on sale of $18.6 million.  The Company recorded $55.3 million of permanent impairments on the remaining $1.8 billion of MBS securities held as available-for-sale at June 30, 2007.  As a result of these actions the Company’s net interest margin (or NIM) on it’s portfolio of MBS securities increased to 86 basis points as of June 30, 2007. The NIM measures the spread, in basis points, between the weighted average yield on the MBS portfolio and the weighted average borrowing costs on the repo liabilities.  This figure does not incorporate the effect of other sources of interest income or expense nor overhead expenses.

For the six and three months ended June 30, 2007, comprehensive (loss) was ($163.8) million and ($89.7) million, respectively, including the net unrealized gain/(loss) on available-for-sale securities of $2.1 million and ($1.0) million and the reclassification at June 30, 2007 of the other-than-temporary loss on MBS of $55.3 million. For the six and three months ended June 30, 2007, reclassification of realized loss on mortgage-backed securities sales of $19.4 million and $18.6 million  were made to reflect the realized loss on sales of assets previously reflected in comprehensive loss as unrealized losses on available for sale securities.  For the six and three months ended June 30, 2006, comprehensive (loss) was ($43.3) million and ($23.9) million, respectively, including the net unrealized loss on available-for-sale securities of ($33.9) million and ($22.5) million, respectively. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) is as follows:

(in thousands)

	Six Month Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net (loss)	$(240,537)	$(9,367)	$(162,467)	$(1,395)
Reclassify net realized loss on MBS	19,388	-	18,568	-

Reclassify other-than-temporary loss on MBS	55,250	-	55,250	-

Unrealized gain (loss) on available-for-sale securities, net	2,135	(33,897)	(1,043)	(22,472)

Comprehensive (loss)	$(163,764)	$(43,264)	$(89,692)	$(23,867)

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  Accumulated other comprehensive loss is the difference between the fair market value of the portfolio of MBS securities and their cost basis.  The unrealized gain on available-for-sale securities for the six months ended June 30, 2007 was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities.  The increased amortization for the period was the result of the continued upward resetting of ARM securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of June 30, 2007, partially because of the consequences of Opteum’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Opteum’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the six months ended June 30, 2007, Opteum's REIT taxable loss was approximately $76.1 million less than Opteum's net loss from REIT activities computed in accordance with GAAP. The most significant difference was the impairment taken on available-for-sale securities which is reflected in GAAP earnings but not for REIT tax purposes.   If such securities are eventually sold and realized loses incurred, a substantial portion of this difference would be eliminated.  Another contributor is attributable to interest on inter-company loans with OITRS as well as timing differences in the recognition of compensation expense attributable to phantom stock awards.  In April of 2007, the Board of Directors of the Company approved the forgiveness of up to $108.3 million of inter-company debt with OITRS.  Such action will reduce future interest income associated with the inter-company debt. With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Opteum). Since inception through June 30, 2007, Opteum's taxable income is approximately $91.0 million greater than Opteum's financial statement net income as computed in accordance with GAAP.  For the six months ended June 30, 2007, tax capital losses of approximately $29.4 million were realized; these capital losses are only available to the REIT to offset future capital gains and therefore they do not reduce REIT taxable income.

PERFORMANCE OF OPTEUM’S MBS PORTFOLIO

For the six and three months ended June 30, 2007, the REIT generated ($9.5) million and ($8.2) million of net interest income (loss).  Included in these results were $65.8 million and $27.5 million of interest income, offset by $75.3 million and $35.7 million of interest expense.  Inclusive in these results is the quarterly retrospective adjustment of ($4.4) million and ($6.2) million for the six and three month period ended June 30, 2007. The retrospective adjustment is described below under Critical Accounting Policies/Income Recognition.  Net interest income is down approximately $21.6 million and $19.2 million, respectively, compared to the six and three months ended June 30, 2006.  The decline is mostly the result of the approximately 46.6% reduction in the MBS investment portfolio.

For the six and three months ended June 30, 2007, the REIT’s general and administrative costs were $3.7 million and $1.9 million, respectively. For the six and three months ended June 30, 2006, the REIT’s general and administrative costs were $5.2 million and $3.0 million, respectively. The decrease in general and administrative expenses was primarily the result of a reduction in employee bonus accruals.  Operating expenses, which incorporate trading costs, fees and other direct costs, were $0.5 million and $0.2 million, for the six and three months ended June 30, 2007 and $0.5 million and $0.2 million for the six and three months ended June 30, 2006, respectively.

As stated above, the REIT recorded permanent impairment charges to various MBS securities at June 30, 2007.  In addition, certain securities were sold that were impaired at the time of sale.  As a result, the REIT had $19.4 million and $18.6 million, respectively, in losses from the sale of securities in the MBS portfolio during the six and three months ended June 30, 2007.  For the six and three months ended June 30, 2006, Opteum reported no gains/loss from the sale of MBS.

As of June 30, 2007, Opteum’s MBS portfolio consisted of $1.8 billion of agency or government MBS at fair value and had a weighted average yield on assets of 6.10% and a net weighted average borrowing cost of 5.24%.  The following tables summarize Opteum’s agency and government mortgage related securities as of June 30, 2007:

Asset Category	Market Value (in thousands)	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate MBS	$1,171,277	64.40%	5.42%	318	1-Apr-44	4.95	9.85%	1.74%
Fixed-Rate MBS	$433,500	23.84%	6.64%	241	1-Jan-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	$213,859	11.76%	4.40%	336	1-May-36	13.87	9.91%	2.04%
Total Portfolio	$1,818,636	100.00%	5.59%	302	1-Apr-44	6.32	9.86%	1.79%

Agency	Market Value (in thousands)	Percentage of Entire Portfolio
Fannie Mae	$1,413,319	77.71%
Freddie Mac	107,250	5.90%
Ginnie Mae	298,067	16.39%
Total Portfolio	$1,818,636	100.00%

Entire Portfolio
Effective Duration (1)	1.36
Weighted Average Purchase Price	$102.31
Weighted Average Current Price	$100.95

(1)	Effective duration of 1.36 indicates that an interest rate increase of 1% would be expected to cause a 1.36% decline in the value of the MBS in the Company’s investment portfolio.

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

As of June 30, 2007, approximately 64.4% of the REIT portfolio is comprised of short duration ARM securities.   The REIT favors such securities since they offer attractive yields relative to alternative securities in an inverted yield curve environment such as the one the Company has been operating in recently.  Going forward, to the extent the shape of the yield curve is less or not inverted, the composition of the portfolio may be changed to better take advantage of opportunities in the market at that time.

The value of the REIT’s MBS portfolio changes as interest rates rise or fall.  Opteum faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Opteum primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Opteum generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Opteum's interest rate-sensitive investments as of June 30, 2007, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $1,171,277)
Change in fair value	$8,610	$(8,610)	$(17,220)
Change as a percent of fair value	0.74%	(0.74%)	(1.47%)
Fixed-Rate MBS
(Fair Value $433,500)
Change in fair value	$12,721	$(12,721)	$(25,442)
Change as a percent of fair value	2.93%	(2.93%)	(5.87%)
Hybrid Adjustable-Rate MBS
(Fair Value $213,859)
Change in fair value	$3,386	$(3,386)	$(6,772)
Change as a percent of fair value	1.58%	(1.58)	(3.17%)
Cash
(Fair Value $ 41,903)
Portfolio Total
(Fair Value $1,818,636)
Change in fair value	$24,717	$(24,717)	$(49,434)
Change as a percent of fair value	1.36%	(1.36%)	(2.72%)

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $1,171,277)
Change in fair value	$4,929	$(12,238)	$(32,091)
Change as a percent of fair value	0.42%	(1.04%)	(2.74%)
Fixed-Rate MBS
(Fair Value $433,500)
Change in fair value	$9,782	$(14,854)	$(31,881)
Change as a percent of fair value	2.26%	(3.43%)	(7.35%)
Hybrid Adjustable-Rate MBS
(Fair Value $213,859)
Change in fair value	$2,552	$(4,092)	$(9,413)
Change as a percent of fair value	1.19%	(1.91%)	(4.40%)
Cash
(Fair Value $41,903)
Portfolio Total
(Fair Value $1,818,636)
Change in fair value	$17,263	$(31,184)	$(73,385)
Change as a percent of fair value	0.95%	(1.71%)	(4.04%)

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

For reference, the table below shows the principal balance of Opteum’s investment securities, the net unamortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous nine quarters for the portfolio of MBS securities only.  The data in the table below does not include information pertaining to discontinued operations at OITRS.

(in thousands)

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At June 30, 2007	$1,801,492	$17,144	$1,818,636	100.95	$1,818,636	100.95
At March 31, 2007	2,893,761	109,445	3,003,206	103.78	2,931,796	101.31
At December 31, 2006	2,779,867	115,612	2,895,479	104.16	2,808,734	101.04
At September 30, 2006	3,055,791	122,300	3,178,091	104.00	3,080,060	100.79
At June 30, 2006	3,396,910	120,769	3,517,679	103.56	3,407,288	100.31
At March 31,2006	3,515,113	111,361	3,626,473	103.17	3,538,554	100.67
At December 31, 2005	3,457,891	112,636	3,570,527	103.26	3,494,029	101.05
At September 30, 2005	3,797,401	113,393	3,910,793	102.99	3,858,320	101.60
At June 30, 2005	3,784,668	114,673	3,899,341	103.03	3,876,206	102.42
At March 31, 2005	3,212,517	109,390	3,321,907	103.41	3,299,052	102.69

The table below shows Opteum’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended June 30, 2007, and the nine previous quarters for Opteum’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.  Indicated in the table below, net interest spread declined during the second quarter of 2007 to (1.04%) from 0.36% in the first quarter of 2007. Excluding the quarterly retrospective adjustment, the net interest margin declined from 0.11% in the first quarter of 2007 to 0.00% in the second quarter of 2007.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
June 30, 2007	$2,375,216	$29,009	4.89%	$2,322,727	$34,396	5.92%	$(5,387)	(1.04%)
March 31, 2007	2,870,265	41,856	5.83%	2,801,901	38,357	5.48%	3,500	0.36%
December 31, 2006	2,944,397	35,162	4.78%	2,869,210	40,400	5.63%	(5,238)	(0.86%)
September 30, 2006	3,243,674	45,850	5.65%	3,151,813	42,710	5.42%	3,140	0.23%
June 30, 2006	3,472,921	57,027	6.57%	3,360,421	42,829	5.10%	14,198	1.47%
March 31, 2006	3,516,292	42,345	4.82%	3,375,777	37,661	4.46%	4,684	0.35%
December 31, 2005	3,676,175	43,140	4.69%	3,533,486	35,913	4.07%	7,227	0.63%
September 30, 2005	3,867,263	43,574	4.51%	3,723,603	33,102	3.56%	10,472	0.95%
June 30, 2005	3,587,629	36,749	4.10%	3,449,744	26,703	3.10%	10,045	1.00%
March 31, 2005	3,136,142	31,070	3.96%	2,976,409	19,842	2.67%	11,228	1.30%

For the three months ended June 30, 2007, ($6.2) million of the $29.0 million of interest income was attributable to the quarterly retrospective adjustment.  As a result of the retrospective adjustment, the yield on average interest earning assets for the period was reduced by 104.1 basis points to 488.5 basis points.  For the three months ended June 30, 2006, $13.4 million of the $57.0 million of interest income was derived from the quarterly retrospective adjustment.  The adjustment represented 154.3 basis points of the 656.8 basis points of the yield on average interest earning assets.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  Going forward, all reported financial results will reflect this decision.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.

As of June 30, 2007, OITRS owned $93.5 million of mortgage loans net of deferred origination costs, mark to market and other adjustments which were classified as mortgage loans held for sale.  Gains/(losses) realized on the mortgage banking activities for the six and three months ended June 30, 2007, were ($61.8) million and ($43.9) million, respectively, and for the six and three months ended June 30, 2006, were ($2.9) million and ($5.9) million, respectively.  These gains/(losses) reflect the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of ($9.3) million and $4.8 million, respectively,  for the six and three months ended June 30, 2007, and were ($4.9) million and ($0.8) million, respectively,  for the six and three months ended June 30, 2006.  OITRS’s gains/(losses) from mortgage banking activities were the result of a sharp deterioration in the secondary market for the loans OITRS originates and sells.  Owing to fears related to the credit performance of certain types of loans OITRS originated, namely high combined loan to value (“CLTV”) and second lien mortgages, prices obtained upon sale were depressed and OITRS also experienced elevated levels of early payment defaults (EPDs), resulting in OITRS recording high loan loss reserves.

Gains/(losses) from mortgage banking activities include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses.  Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OITRS had gains/(losses) from sales of mortgages held for sale of ($29.6) million and ($17.6) million, respectively, for the six and three months ended June 30, 2007, and $19.1 million and $15.2 million, respectively, for the six and three months ended June 30, 2006.

The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $73.8 million as of June 30, 2007. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to higher forward LIBOR rates, the market value of the retained interests decreased by $27.5 million and $26.2 million, respectively, for the six and three months ended June 30, 2007 and decreased by $24.5 million and $20.2 million, respectively, for the six and three months ended June 30, 2006.

The table below provides details of OITRS’s (loss) on mortgage banking activities for the six and three months ended June 30, 2007 and 2006.  OITRS recognizes a gain or loss on sale of mortgages held for sale only when the loans are actually sold.

(LOSSES) ON MORTGAGE BANKING ACTIVITIES

(in thousands)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Fair Value adjustment of retained interests, trading	$(27,492)	$(24,472)	$(26,168)	$(20,246)
Gain/ (loss) on sales of mortgage loans	4,942	49,567	(9,571)	28,738
Fees on brokered loans	1,749	3,135	892	1,586
Gain/(loss) on derivatives	(4,719)	2,521	(83)	(881)
Direct loan origination expenses, deferred	(5,495)	689	(4,003)	(549)
Fees earned, brokering	705	1,306	270	535
Write off purchased pipeline (Purchase Accounting Adjustment)	-	(534)	-	-
	$(30,310)	$32,212	$(38,663)	$9,183
Direct loan origination expenses, reclassified	(22,181)	(30,204)	(9,942)	(14,252)
Net gain/(loss) on sale of mortgage loans	$(52,491)	$2,008	$(48,605)	$(5,069)
Change in market value of IRLCs	$14	$(809)	$(190)	$2,935
Change in market value mortgage loans for held for sale	$(9,338)	$(4,080)	$4,940	$(3,744)
(Loss) on mortgage banking activities	$(61,815)	$(2,881)	$(43,855)	$(5,878)

For the six and three months ended June 30, 2007 and 2006, OITRS originated mortgage loans of $1.5 billion and $0.4 billion, and $2.8 billion and $1.5 billion, respectively.  For the six and three months ended June 30, 2007, OITRS sold $2.0 billion and $0.7 billion of originated mortgage loans. For the six and three months ended June 30, 2006, OITRS sold $2.7 billion and $1.3 billion of originated mortgage loans. Of the originated mortgage loans sold during the six and three months ended June 30, 2007, $0.8 billion of the $2.0 billion and $0.3 billion of the $0.7 billion, respectively, were sold on a servicing retained basis. Of the originated mortgage loans sold during the six and three months ended June 30, 2006, $1.7 billion of the $2.7 billion and $0.6 billion of the $1.3 billion, respectively, were sold on a servicing retained basis.

For the six and three months ended June 30, 2007 and 2006, OITRS had net servicing income/ (loss) of ($10.6) million and ($6.0) million, and $1.8 million and $3.6 million, respectively.  The results for the six and three month periods were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio) for the six and three months ended June 30, 2007 and the Company’s early adoption of SFAS 156 on January 1, 2006 (for the six and three months ended June 30, 2006).

As of June 30, 2007, OITRS held originated MSRs on approximately $3.6 billion in mortgages with a fair market value of approximately $32.1 million.  For the six and three months ended June 30, 2007 and 2006, additions to the MSRs were $7.7 million and $2.4 million, and $17.1 million and $6.1 million, respectively.  In turn, the net fair value adjustments for the six and three months ended June 30, 2007, reflect declines in fair value due to run-off of ($6.0) million and ($1.4) million and adjustments due to (decreases)/increases in fair value of ($6.3) million and ($1.3) million, respectively.  The net fair value adjustments for the six and three months ended June 30, 2006, reflect declines in fair value due to run-off of ($10.4) million and ($4.9) million and adjustments due to (decreases)/increases in fair value of ($0.4) million and $2.1 million, respectively. Changes in valuation assumptions for the six and three months ended June 30, 2007, reduced the fair market value by $4.6 million and $2.1 million, respectively.  Changes in valuation assumptions and early adoption of SFAS 156 in January of 2006 increased fair market value for the six months ended June 30, 2006, by $3.2 million.  There were no such changes for the three months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, Opteum had master repurchase agreements in place with 19 counterparties and had outstanding balances under 10 of these agreements.  None of the counterparties to these agreements are affiliates of Opteum. These agreements are secured by Opteum’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2007, Opteum had obligations outstanding under its repurchase agreements totaling $1.8 billion with a net weighted average borrowing cost of 5.24%.  All of Opteum’s outstanding repurchase agreement obligations are due in less than 15 months with $0.8 billion maturing between two and 30 days, $0.5 billion maturing between 31 and 90 days and $0.5 billion maturing in more than 90 days.  Securing these repurchase agreement obligations as of June 30, 2007, were MBS with an estimated fair value of $1.8 billion and a weighted average maturity of 302 months.

As of June 30, 2007, Opteum’s repurchase agreements had the following counterparties, amounts outstanding, amounts-at-risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
Deutsche Bank Securities, Inc.	$785,347	$10,232	118	44.04%
JP Morgan Securities Inc.	646,699	16,211	183	36.26
ING Financial Markets, LLC	81,790	969	93	4.59
HSBC Securities (USA) Inc.	78,232	1,599	13	4.39
UBS Securities LLC	52,821	1,452	26	2.96
Lehman Brothers Inc.	44,564	1,279	256	2.50
Nomura Securities International, Inc.	40,857	1,531	10	2.29
Citigroup Goldman Sachs & Co.	24,814	502	6	1.39
Goldman Sachs	23,570	456	60	1.32
Bear, Stearns & Co. Inc.	4,637	154	6	0.26
Total	$1,783,331	$34,385		100.00%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

Opteum has entered into contracts and paid commitment fees to three counterparties providing for an aggregate of $0.75 billion in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract.  The facilities capacity and expiration dates are as follows:  $450.0 million on October 17, 2007 and $300 million on April 23, 2008.  Opteum has no obligation to utilize these repurchase agreement facilities.

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

Given the current turmoil in the mortgage market, such alternative sources of financing are not readily available to the Company.  Further, as a result of the turmoil in the mortgage market, cash needs of OITRS were increased.  The increased needs stemmed from margin calls on the various warehouse lines and depressed levels on loan sales.  The Company, as guarantor, is potentially exposed to cash needs connected to OITRS’s warehouse lines to the extent OITRS has insufficient funds to meet margin calls or repay borrowings. Accordingly, during the three month period ended June 30, 2007, the Company undertook a series of assets sales intended to raise funds necessary to support the operations of OITRS and maintain adequate liquidity during the disruptions in the mortgage market that occurred and are continuing.

The Company has obtained committed funding arrangements that provide specified advance rates and funding levels and are available to finance our MBS portfolio.   Should our financing be withdrawn and our committed funding agreements not be sufficient to finance all of our MBS investments, we may be forced to sell such assets, which may result in losses upon such sales.  While the financing in place for our retained interests, trading held by OITRS is committed through December 20, 2007, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If we are unable to meet such requests in the future, we may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests, trading may not be available or only available at substantially higher cost to OITRS.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or other assets held for sale at prices lower than the carrying value of such assets would reduce our income.  The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for our MBS assets beyond the capacity of our committed facilities (currently $0.75 billion), increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

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

LIQUIDITY AND CAPITAL RESOURCES OF THE DISCONTINUED OPERATIONS OF OITRS

In order to facilitate the sale of the remaining residential mortgage loans held for sale at June 30, 2007, OITRS has various warehouse and aggregation lines of credit available, some of which are committed facilities while others are uncommitted.   As of July 1, 2007 OITRS had an aggregation line of $300 million, an uncommitted warehouse line of $30 million and a committed warehouse line of $50 million. In addition, OITRS had a $80 million committed line of credit secured by OITRS’s retained interests in securitizations and the ability to utilize $20 million of the committed warehouse line mentioned above to finance originated mortgage servicing rights. The ability to utilize the committed warehouse line to finance originated mortgage servicing rights matures September 28, 2007.  The balance of the $50 million committed warehouse line and the $30 million uncommitted warehouse line matured July 31, 2007.  On August 9, 2007, the $300 million aggregation line was further amended and the limit was reduced to $40 million.  At the time the capacity of the facility was reduced, the outstanding balance was $12.6 million.

The committed and uncommitted warehouse and aggregation facilities are secured by mortgage loans and other assets of OITRS.  The facilities generally contain various covenants pertaining to tangible net worth, available cash and liquidity, leverage ratio, and servicing delinquency.  As of June 30, 2007, OITRS was not in compliance with respect to four covenants pertaining to tangible net worth, available cash and liquidity, debt to tangible net worth and profitability with one lender and the Company was not in compliance pertaining to tangible net worth with the same lender and one other lender.  OITRS has obtained waivers from each lender for the covenant violations.  In the event waivers are not obtained, OITRS would be in default under the terms of the agreements.   In the event OITRS defaulted under the terms of the agreement, the lenders could force OITRS to liquidate the mortgage loans collateralizing the loan, seek payment from the Company as guarantor, or force OITRS into an involuntary bankruptcy.  In the event the Company were required to perform under its duties as guarantor, the Company’s liquidity would be constrained or it may not be able to satisfy such obligations.  In such event, this would also constitute an event of default under the terms of the agreement and the lenders would have the same remedies available to them as above.

As of June 30, 2007, OITRS had outstanding balances of approximately $89.3 million under their various warehouse and aggregation lines and approximately $59.8 million outstanding on other lines of credit with various lenders. The rates on these borrowings generally are based on a spread to LIBOR.

The Company believes that its committed and uncommitted warehouse and aggregation lines are sufficient to support the liquidation of OITRS’s remaining residential mortgage loans held for sale.

OITRS has commitments to sell mortgage loans to third parties. As of June 30, 2007, OITRS had outstanding commitments to sell loans of approximately $50.8 million.

Outlook

As discussed above, the Company's results of operations for the six and three months ended June 30, 2007 continue to be impacted by the prior monetary policy actions of the Federal Reserve whereby their target for the federal funds rate was raised by 425 basis points over a two year period.  Initially, the Company repositioned its portfolio of MBS securities in response to the steps taken by the Federal Reserve by significantly increasing the allocation to short resetting ARMs.  However, while this protected the portfolio from rising funding costs to some extent, such ARM securities reset upward in coupon less frequently than funding costs and the NIM of the portfolio became negative in late 2006.  The NIM of the portfolio was negative for the three month period ended June 30, 2007 as well.  As a consequence of the impairment charges taken on available-for-sale securities during the period ended June 30, 2007, the NIM on the Company’s portfolio is now positive on a GAAP basis.  To the extent the Federal Reserve resumed their tightening policy in the future, there can be no assurance the Company would be able to maintain its positive NIM.  In the event the NIM on the Company’s portfolio of MBS securities were no longer positive, the results of operations would be negatively impacted.

The funding costs of the MBS portfolio have stabilized and the yield on the MBS assets now exceeds the funding costs through a combination of ARM resetting and as a result of the impairment charge taken. The need to fund negative cash flow operations at OITRS precluded the Company from reinvesting monthly pay-downs throughout much of 2006 and 2007 and thus exacerbated the erosion of the NIM.  Going forward, the combination of the ability to reinvest pay-downs on a regular basis, the continued appreciation in yield resulting from ARM resets and the absence of cash flow needs for OITRS should allow the NIM of the MBS portfolio to remain positive.  However, the reduced size of the portfolio in relation to our operating expenses will constrain the earnings potential of the Company in the near term.

Developments in the secondary market for Alt-A and, specifically, loans with additional second lien mortgages, had a material negative impact on the results of operations of OITRS. Owing primarily to poor credit performance of such high CLTV residential mortgage loans, especially those originated in late 2006 and early 2007, the secondary market for such loans deteriorated. The poor credit performance of such loans manifested itself in elevated levels of EPDs and significantly depressed prices in the secondary market. As a result, OITRS recorded reserves for loan losses in excess of amounts recorded in earlier periods related to EPDs.

On April 18, 2007, the Board of Managers of OITRS approved the closure of its warehouse and conduit loan origination channels.  On June 30, 2007, OITRS sold its retail loan origination channel to a third party.  Accordingly, as a result of the closing of the sale of the retail origination channel and the closure of OITRS conduit and wholesale origination channel, OITRS no longer operates a mortgage loan origination business.

During the wind down of the mortgage loan origination operations, OITRS will still need access to a sufficient capacity of warehouse lines of credit to fund the remaining unsold loans in its inventory.  In the event such borrowing capacity is reduced or withdrawn before the inventory can be fully liquidated, OITRS may need to seek alternative sources of funding or hold such loans until sold.  Further, OITRS has exposure to early payment default claims that have been received from buyers of mortgage loans sold in the past.  The settlement of such claims will also need to be funded.  The Company believes that adequate reserves have been recorded for such exposure.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels (discussed in Note 12) required management to test the associated long lived assets for recoverability.  In connection with the testing of recoverability of the long lived assets, OITRS recorded an impairment charge of $8.9 million and $3.0 million, respectively, for the six and three months ended June 30, 2007.  Further, in accordance with SFAS 144, such long lived assets were reported by OITRS as held for use as of March 31, 2007, but these assets are now included in discontinued operations for the remainder of 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit (OITRS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount.  The closure and or sale of the mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization.  Accordingly, OITRS recorded impairment charges of both goodwill and other intangible assets not subject to amortization of approximately $3.4 million and $0.6 million, respectively, for the six and three months ended June 30, 2007.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of June 30, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.  Such an event occurred in the period ended June 30, 2007 and as a consequence the cost basis of all MBS securities have been written down to fair value and the previously unrealized loss recognized in current period earnings.

RETAINED INTEREST, TRADING

Retained interest, trading is the subordinated interests retained by the Company from the Company’s various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes (see Note 12).  Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future.  The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.  In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

Interest Rate Forecast. LIBOR interest rate curve.

Discount Rate. The present value of all future cash flows utilizing a discount rate assumption established at the discretion of the Company to represent market conditions and value.

Prepayment Forecast. The prepayment forecast may be expressed by the Company in accordance with one of the following standard market conventions: Constant Prepayment Rate (“CPR”) or Percentage of a Prepayment Vector. Prepayment forecasts are made utilizing Citigroup Global Markets Yield Book and/or management estimates based on historical experience. Conversely, prepayment speed forecasts could have been based on other market conventions or third-party analytical systems. Prepayment forecasts may be changed as OITRS observes trends in the underlying collateral as delineated in the Statement to Certificate Holders generated by the securitization trust’s Trustee for each underlying security.

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

As of June 30, 2007, and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	June 30, 2007	December 31, 2006
Carrying value of retained interests – fair value	$73,798	$104,199
Weighted average life (in years)	4.65	4.26
Prepayment assumption (annual rate)	33.78%	37.88%
Impact on fair value of 10% adverse change	$(4,821)	$(8,235)
Impact on fair value of 20% adverse change	$(8,873)	$(14,939)
Expected Credit losses (annual rate)	0.55%	0.56%
Impact on fair value of 10% adverse change	$(2,642)	$(3,052)
Impact on fair value of 20% adverse change	$(5,365)	$(6,098)
Residual Cash-Flow Discount Rate	17.35%	16.03%
Impact on fair value of 10% adverse change	$(3,542)	$(4,575)
Impact on fair value of 20% adverse change	$(6,767)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(24,550)	$(18,554)
Impact on fair value of 20% adverse change	$(43,031)	$(39,292)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of June 30, 2007 and December 31, 2006.

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

As of June 30, 2007, and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	June 30, 2007	December 31, 2006
Prepayment assumption (annual rate) (PSA)	387.9	424.6
Impact on fair value of 10% adverse change	$(1,311)	$(3,923)
Impact on fair value of 20% adverse change	$(2,494)	$(7,557)
MSR Cash-Flow Discount Rate	14.50%	14.50%
Impact on fair value of 10% adverse change	$(1,194)	$(3,505)
Impact on fair value of 20% adverse change	$(2,296)	$(6,727)

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

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million and $9.9 million, respectively, during the six and three months ended June 30, 2007 were capitalized as direct loan origination costs.

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a sub-servicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the sub-servicer.

INCOME TAXES

Opteum has elected to be taxed as a REIT under the Code. As further described below, Opteum’s subsidiary, OITRS a taxpaying entity for income tax purposes and is taxed separately from Opteum. Opteum will generally not be subject to federal income tax on its REIT taxable income to the extent that Opteum distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

OITRS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As previously discussed OITRS pools loans originated or purchased and then sells them or securitizes them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During the second quarter of 2007, OITRS did not execute a securitization, and is not expected to do so in the future. However, OITRS held approximately $73.8 million of retained interests from securitizations as of June 30, 2007.

The cash flows associated with OITRS’s securitization activities over the six months ended June 30, 2007, were as follows:

(in thousands)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Proceeds from securitizations	$-	$1,436,838
Servicing fees received	9,691	9,252
Servicing advances net of repayments	1,433	1,550
Cash flows received on retained interests	2,909	2,009

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to the Company’s exposure to market risk since December 31, 2006. The information set forth under Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective to accomplish their intended objectives as of June 30, 2007, for the following reasons:

On June 30, 2007, the Company’s majority-owned subsidiary, Orchid Island TRS, LLC (then known as Opteum Financial Services, LLC) (“OITRS”), completed the sale of substantially all of the assets related to OITRS’s retail mortgage loan origination business (the “Business”), and certain other assets associated with OITRS’s corporate staff functions.  In connection with the consummation of this transaction, the employment by OITRS of substantially all of OITRS’s employees was terminated and a majority of these employees were hired by the purchaser of the Business.  Owing to a substantial reduction in OITRS’s personnel in connection with the sale of the Business, the preparation of estimates necessary for the completion of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, delayed the completion and timely filing of such report, which delay could not have been avoided without unreasonable effort or expense.

Changes in Internal Controls over Financial Reporting

The substantial reduction in OITRS’s personnel in connection with the sale of the Business as described above has necessitated the re-allocation of responsibility for certain controls and procedures to the remaining staff of OITRS and the staff of Opteum.  As a result, the extent of segregation of duties has been reduced.  Except for the foregoing, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.   See also Notes 9 and 12 to the Company’s accompanying consolidated financial statements.
ITEM 1A.  RISK FACTORS.

During the period covered by this report, there were no material changes from the risk factors previously disclosed under Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the period December 31, 2006 as filed on March 14, 2007. The information set forth under Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on April 30, 2007.

1. Election of Directors.  At the meeting, Kevin L. Bespolka and W. Christopher Mortenson were each re-elected as Class I directors to serve until the 2010 Annual Meeting of Stockholders.  For each nominee, the number of votes cast for and withheld were as follows:

NOMINEE	FOR	WITHHELD
Kevin L Bespolka	20,517,313	464,990
W. Christopher Mortenson	20,518,020	464,283

The following directors continued in office after the meeting:

Jeffrey J. Zimmer, Robert E. Cauley, Peter R. Norden, Maureen A. Hendricks and Buford H. Ortale.

On June 12, 2007, Robert J. Dwyer was appointed as a member of the Board of Directors and as Chair of the Audit Committee of the Board of Directors following the resignation from the Board of Directors of Maureen A. Hendricks.  On June 29, 2007, in conjunction with the sale by the Company of its Retail mortgage origination business, Peter R. Norden resigned his positions with the Company and as a member of the Board of Directors.

2. Ratification of Appointment of Independent Registered Public Accounting Firm.  At the meeting, the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was ratified by the Company’s stockholders.  The number of votes cast for and against the ratification of Ernst & Young LLP and the number of abstentions and broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
20,642,123	276,668	63,511	0

ITEM 6.                      EXHIBITS.

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the SEC on September 26, 2006
4.1	Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended March 31, 2006, filed with the SEC on May 8, 2006
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

*10.12	Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp.
10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.14
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.15
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

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

OPTEUM INC.

Date:  August 14, 2007                                                                                     By:           /s/ Robert E. Cauley
Robert E. Cauley
Vice Chairman, Senior Executive Vice President,
Chief Financial Officer, Chief Investment Officer and
Treasurer

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

*10.12	Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp.
10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.14
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.15
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

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