Form 10-Q
period 2007-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2007-11-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-32171

Bimini Capital Management, Inc.
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

As of November 7, 2007, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 24,814,673; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
ASSETS	September 30, 2007	December 31, 2006

MORTGAGE-BACKED SECURITIES:
Available-for-Sale, pledged to counterparties, at fair value	$706,142,008	$2,803,019,180
Held for Trading, pledged to counterparties, at fair value	545,857,683	-
Unpledged, at fair value	1,894,116	5,714,860
TOTAL MORTGAGE BACKED SECURITIES	1,253,893,807	2,808,734,040

Cash and cash equivalents	24,873,520	82,751,795
Restricted cash	35,300,000	-
Principal payments receivable	141,963	12,209,825
Accrued interest receivable	7,417,094	14,072,078
Property and equipment, net	4,220,905	4,372,997
Prepaids and other assets	6,540,105	6,168,736
Assets held for sale	100,480,950	1,009,324,465

TOTAL ASSETS	$1,432,868,344	$3,937,633,936

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements	$1,211,487,000	$2,741,679,650
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	7,782,597	17,776,464
Unsettled security transactions	34,284,695	-
Dividends payable	-	1,266,937
Accounts payable, accrued expenses and other	569,508	692,469
Minority interest in consolidated subsidiary	-	770,563
Liabilities related to assets held for sale	50,891,355	879,916,024
TOTAL LIABILITIES	1,408,112,155	3,745,199,107

STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; designated 1,800,000 Class A Redeemable and 2,000,000 Class B Redeemable; no shares issued and outstanding as of September 30, 2007 and December 31, 2006	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 24,764,545 shares issued and outstanding as of September 30, 2007 and 24,515,717 shares issued and outstanding as of December 31, 2006	24,765	24,516
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2007 and December 31, 2006	319	319
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2007 and December 31, 2006	319	319
Additional paid-in capital	337,722,247	335,646,460
Accumulated other comprehensive loss	-	(76,773,610)
Accumulated deficit	(312,991,461)	(66,463,175)

TOTAL STOCKHOLDERS' EQUITY	24,756,189	192,434,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,432,868,344	$3,937,633,936
See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Interest income, net of amortization of premium and discount	$90,793,422	$137,871,403	$24,634,854	$43,050,539
Interest expense	(98,557,333)	(127,619,461)	(23,233,893)	(44,917,360)
NET INTEREST INCOME (EXPENSE)	(7,763,911)	10,251,942	1,400,961	(1,866,821)

FAIR VALUE ADJUSTMENT-AVAILABLE-FOR-SALE SECURITIES	(1,707,840)	-	(1,707,840)	-
FAIR VALUE ADJUSTMENT-HELD FOR TRADING SECURITIES	282,089	-	282,089	-
REALIZED LOSS ON SALE OF MORTGAGE-BACKED SECURITIES	(20,492,779)	-	(1,104,402)	-
OTHER EXPENSE, NET	-	(95,155)	-	(165,721)
OTHER-THAN-TEMPORARY LOSS ON MORTGAGE-BACKED SECURITIES	(55,250,278)	-	-	-
TOTAL NET REVENUES (DEFICIENCY OF REVENUES)	(84,932,719)	10,156,787	(1,129,192)	(2,032,542)

DIRECT REIT OPERATING EXPENSES	632,709	742,376	181,007	196,552
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and related benefits	3,562,711	4,867,274	1,218,881	1,296,758
Directors’ fees and liability insurance	581,608	630,069	197,634	210,035
Audit, legal and other professional fees	1,004,987	890,202	323,761	213,901
Other administrative expenses	507,811	646,706	174,634	156,204
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	5,657,117	7,034,251	1,914,910	1,876,898

TOTAL EXPENSES	6,289,826	7,776,627	2,095,917	2,073,450

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(91,222,545)	2,380,160	(3,225,109)	(4,105,992)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	770,563	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(90,451,982)	2,380,160	(3,225,109)	(4,105,992)

DISCONTINUED OPERATIONS (see Note 11):
Loss from discontinued operations, net of tax	(148,451,063)	(18,003,022)	(5,609,698)	(2,149,703)
Gain(loss) on sale and disposal of assets of discontinued operations, net of tax	(6,357,596)	-	4,111,607	-
TOTAL LOSS FROM DISCONTINUTED OPERATIONS, NET OF TAX	(154,808,659)	(18,003,022)	(1,498,091)	(2,149,703)

NET LOSS	$(245,260,641)	$(15,622,862)	$(4,723,200)	$(6,255,695)

BIMINI CAPITAL MANAGEMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (continued) (Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE OF:
CLASS A COMMON STOCK
Continuing operations	$(3.63)	$0.10	$(0.13)	$(0.16)
Discontinued operations	(6.21)	(0.73)	(0.06)	(0.09)
Total basic and diluted net (loss) per Class A share	$(9.84)	$(0.63)	$(0.19)	$(0.25)
CLASS B COMMON STOCK
Continuing operations	$(3.61)	$0.10	$(0.13)	$(0.16)
Discontinued operations	(6.18)	(0.73)	(0.06)	(0.09)
Total basic and diluted net (loss) per Class B share	$(9.79)	$(0.63)	$(0.19)	$(0.25)
WEIGHTED AVERAGE SHARES OUTSTANDING USED IN COMPUTING BASIC AND DILUTED PER SHARE AMOUNTS:
Class A Common Stock	24,600,795	24,644,020	24,690,089	24,376,375
Class B Common Stock	319,388	319,388	319,388	319,388
CASH DIVIDENDS DECLARED PER SHARE OF:
CLASS A COMMON STOCK	$0.05	$0.41	$-	$0.05
CLASS B COMMON STOCK	$0.05	$0.41	$-	$0.05
See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited) Nine Months Ended September 30, 2007

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total
Balances, December 31, 2006	$24,516	$319	$319	$335,646,460	$(76,773,610)	$(66,463,175)	$192,434,829

Issuance of Class A Common Stock for board compensation and equity plan share exercises, net	249	-	-	129,934	-	-	130,183
Cash dividends declared, March 2007	-	-	-	-	-	(1,267,645)	(1,267,645)
Amortization of equity plan compensation	-	-	-	2,196,682	-	-	2,196,682
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	(250,829)	-	-	(250,829)
Reclassify net realized loss on mortgage-backed security sales	-	-	-	-	19,388,377	-	19,388,377
Net loss	-	-	-	-	-	(245,260,641)	(245,260,641)
Unrealized gain on available-for-sale securities, net	-	-	-	-	2,134,955	-	2,134,955
Other-than-temporary loss on mortgage-backed securities	-	-	-	-	55,250,278	-	55,250,278
Comprehensive loss	-	-	-	-	-	-	(168,487,031)

Balances, September 30, 2007	$24,765	$319	$319	$337,722,247	$-	$(312,991,461)	$24,756,189
See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(90,451,982)	$2,380,160
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Other-than-temporary loss on mortgage backed securities	55,250,278	-
Amortization of premium and discount on mortgage backed securities	8,759,452	(8,939,798)
Stock compensation	2,076,036	2,655,358
Depreciation and amortization	627,044	562,817
Loss on sales of mortgage-backed securities	20,492,779	-
Fair value adjustments, net on mortgage-backed securities	1,425,751	-
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	6,654,984	713,042
Decrease in prepaids and other assets	371,367	2,292,900
(Decrease) in accrued interest payable	(9,993,867)	(10,156,981)
(Decrease) increase in accounts payable, accrued expenses and other	(122,961)	651,095
NET CASH USED IN OPERATING ACTIVITIES	(4,911,119)	(9,841,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(1,140,585,456)	(706,141,129)
Sales	1,896,831,041	-
Principal repayments	835,792,555	1,054,217,682
Purchases of property and equipment, and other	(3,937)	(754,294)
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,592,034,203	347,322,259

CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)/decrease in restricted cash	(35,300,000)	1,480,000
Proceeds from repurchase agreements	13,167,044,670	18,264,624,674
Principal payments on repurchase agreements	(14,697,237,320)	(18,605,483,307)
Stock issuance and other costs	-	(128,384)
Purchase of treasury stock	-	(4,500,327)
Cash dividends paid	(2,534,582)	(8,967,293)
NET CASH USED IN FINANCING ACTIVITIES	(1,568,027,232)	(352,974,637)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	734,846,245	(23,073,187)
Net cash provided by (used in) investing activities	1,195,582	(2,521,423)
Net cash (used in) financing activities	(813,015,954)	(21,164,599)
NET CASH USED IN DISCONTINUED OPERATIONS	(76,974,127)	(46,759,209)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(57,878,275)	(62,252,994)

CASH AND CASH EQUIVALENTS, Beginning of the period	82,751,795	122,072,166

CASH AND CASH EQUIVALENTS, End of the period	$24,873,520	$59,819,172

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$108,551,200	$199,590,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$-	$1,267,736
See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2007

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage backed securities (“MBS”). Bimini Capital’s website is located at http://www.biminicapital.com.

On November 3, 2005, Bimini Capital, then known as Bimini Mortgage, acquired Opteum Financial Services, LLC.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Upon closing of the transaction, OITRS became a wholly-owned taxable REIT subsidiary of Bimini Mortgage.  Under the terms of the transaction, Bimini Mortgage issued 3.7 million shares of Class A Common Stock and 1.2 million shares of Class A Redeemable Preferred Stock to the former members of OITRS.

On February 10, 2006, Bimini Mortgage changed its name to Opteum Inc. (“Opteum”).  At Opteum’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OITRS were converted into shares of Opteum’s Class A Common Stock on a one-for-one basis following the approval of such conversion by Opteum’s stockholders.

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Opteum, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second quarter of 2007, substantially all of the other operating assets of OITRS were sold.   Therefore, OITRS is accounted for as a discontinued operation, all OITRS’s assets are considered as held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards.  For financial statement presentation purposes, and for the quarter ended September 30, 2007, Bimini Capital is now operating in a single business segment, as a REIT.

On September 28, 2007, Opteum changed its name to Bimini Capital Management, Inc.

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Bimini Capital is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  OITRS has elected to be treated as a taxable REIT subsidiary and, as such, is subject to federal, state and local income taxation.  In addition, the ability of OITRS to deduct interest paid or accrued to Bimini Capital for federal, state and local tax purposes is subject to certain limitations.

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of mortgage backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, were formerly conducted by OITRS and are now reported as discontinued operations.

Liquidity

The Company has obtained committed funding arrangements that provide specified advance rates and funding levels and are available to finance the Company’s MBS portfolio. Should the Company’s financing be withdrawn and the Company’s committed funding agreements not be sufficient to finance all of the Company’s MBS investments, the Company may be forced to sell such assets, which may result in losses upon such sales.  While the financing in place for the Company’s retained interests, trading held by OITRS is committed through December 19, 2007, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If the Company is unable to meet such requests in the future, the Company may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests may not be available or only available at substantially higher cost to OITRS.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or other assets held for sale at prices lower than the carrying value of such assets would reduce the Company’s income.  The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets beyond the capacity of the Company’s committed facilities ($0.3 billion as of September 30, 2007), increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

Management is currently pursuing all cost saving opportunities to maximize future earnings, including strategic options designed to increase the efficiency with which the Company manages its operations.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended September 30, 2007 are not necessarily indicative of results that can be expected for the year ended December 31, 2007. The consolidated balance sheet as of December 31, 2006 was derived from audited financial statements included in the Company’s 2006 Annual Report on Form 10-K but does not include all disclosures required by accounting principals generally accepted in the United States.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, the recording of certain balances related to the discontinued operation, including the realizability of the deferred tax assets and related valuation allowance, the valuation of mortgage loans held for sale, the amount of the impairment charges recorded on certain assets, the valuation of retained interests, trading and the fair value of mortgage servicing rights and estimated lease termination costs.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its majority-owned subsidiary, OITRS, as well the wholly-owned and majority-owned subsidiaries of OITRS.  OITRS is reported as a discontinued operation for all periods presented.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Bimini Capital owned 100% of OITRS until December 21, 2006, when a Class B non-voting interest representing 7.5% of OITRS’s then outstanding limited liability company membership interest was sold to Citigroup Realty.  Citigroup Realty’s proportionate share in the after-tax results of OITRS’s operations, are included in the accompanying statements of operation. During the nine months ended September 30, 2007, the proportionate share of OITRS’s loss exceeded the net investment attributable to Citigroup Realty. Therefore, the portion of the net loss of OITRS that is attributable to Citigroup Realty’s interest that is in excess of their investment is charged against the Company.  Citigroup Realty’s net investment balance on December 31, 2006 was $0.8 million.  During the quarter ended March 31, 2007, Citigroup Realty’s interest in the net loss of OITRS was limited to their $0.8 million net investment, and the remainder was charged against the Company. The entire loss for the second quarter and the quarter ended September 30, 2007 was charged against the Company. The losses absorbed by the Company which are in excess of Citigroup Realty’s investment totaled approximately $10.8 million and $0.1 million for the nine and three months ended September 30, 2007, respectively.  In future periods, the Company will be credited first for these absorbed losses before Citigroup Realty’s investment is reinstated.

As further described in Note 5, Bimini Capital has a common share investment in two trusts used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Bimini Capital’s common share investments in the trusts are not consolidated in the financial statements of Bimini Capital, and accordingly, these investments are accounted for on the equity method.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of September 30, 2007 and December 31, 2006.

Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

The valuation of the Company's investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the Company's financial statements at their estimated fair value as of September 30, 2007 and December 31, 2006. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Although the Company generally intends to hold its MBS until maturity, it may, from time to time, sell any of its MBS as part of the overall management of the business and/or to meet liquidity needs. The Company classifies all of its securities acquired prior to June 30, 2007 as available-for-sale.  All securities acquired after June 30, 2007 are classified as held for trading.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of September 30, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.  During the six month period ended June 30, 2007, due to liquidity and working capital needs, the Company determined, at June 30, 2007, that it no longer had the ability to hold such assets until their amortized cost could be fully recovered.   Accordingly, the cost basis of all MBS classified as available-for-sale were written down to fair value as of June 30, 2007 and the previously unrealized loss was recognized in current period earnings. The measurement basis for other-than-temporarily impaired (OTTI) MBS is the lower of cost or market (LOCOM) method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method generally recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS then becomes the new cost basis of the MBS and is not adjusted for subsequent recoveries in fair value.

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

Bimini Capital’s property and equipment as of September 30, 2007 and December 31, 2006, is net of accumulated depreciation of $0.4 million and $0.2 million, respectively. Depreciation expense for the nine and three months ended September 30, 2007 was $0.2 million and $0.04 million, respectively, and was $0.09 million and $0.03 million for the nine and three months ended September 30, 2006, respectively.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of September 30, 2007 and December 31, 2006, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

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

Interest Income Recognition on MBS

All securities acquired during the three month period ended September 30, 2007 are being classified as held for trading. Income on held for trading securities is based on the stated interest rate of the security. Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.   Premium or discount present at the date of purchase is not amortized.

MBS are recorded at cost on the date the MBS are purchased or sold, which is generally the trade date. Realized gains or losses from MBS transactions are determined based on the specific identified cost of the MBS. Interest income is accrued based on the outstanding principal amount of the MBS and their stated contractual terms. With respect to securities classified as available-for-sale, premiums and discounts associated with the purchase of the MBS are amortized or accreted into interest income over the estimated lives of the MBS adjusted for estimated prepayments using the effective interest method. Adjustments are made using the retrospective method to the effective interest computation each reporting period. The adjustment is based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages and/or the current value of the indices underlying adjustable rate mortgage securities versus index values in effect at the time of purchase or the last adjustment period.  For securities classified as held-for-trading interest income is based on the stated interest rate and the outstanding principal balance, premium or discount associated with the purchase of the MBS are not amortized.

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

Comprehensive (loss) is as follows:
(in thousands)
	(Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net (loss)	$(245,261)	$(15,623)	$(4,723)	$(6,256)
Realized loss on MBS	19,389	-	-	-

Other-than-temporary loss on MBS	55,250	-	-	-

Unrealized gain (loss) on available-for-sale securities, net	2,135	(21,536)	-	12,360

Comprehensive (loss)	$(168,487)	$(37,159)	$(4,723)	$6,104

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Bimini Capital's stock-based compensation transactions resulted in an aggregate of $2.3 million and $0.8 million of compensation expense for the nine and three months ended September 30, 2007, respectively, and $3.1 million and $1.5 million of compensation expense for the nine and three months ended September 30, 2006, respectively.

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

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. As further described in Note 11, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

Recent Accounting Pronouncements

On February 15, 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the impact of SFAS 159, if any, on the consolidated financial statements.

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

NOTE 2.   MORTGAGE BACKED SECURITIES

As of September 30, 2007 and December 31, 2006, all of Bimini Capital's MBS were classified as either held for trading or available-for-sale. The measurement basis for other-than-temporarily impaired available-for-sale MBS is the LOCOM method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS would then become the new cost basis of the MBS and should not be adjusted for subsequent recoveries in fair value.  Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of Bimini Capital's MBS portfolio as of September 30, 2007 and December 31, 2006:
(in thousands)
	September 30, 2007	December 31, 2006

Adjustable Rate Mortgages	$640,670	$2,105,818
Fixed Rate Mortgages	252,695	626,428
Hybrid Arms	360,529	76,488

Total	$1,253,894	$2,808,734

The following table presents the components of the carrying value of Bimini Capital's MBS portfolio of securities as of September 30, 2007 and December 31, 2006:
(in thousands)
	September 30, 2007	December 31, 2006

Available-for-Sale Securities
Principal balance	$696,892	$2,779,867
Unamortized premium	11,448	116,114
Unaccreted discount	(304)	(502)
Gross unrealized gains	-	422
Other-than-temporary losses	-	(9,971)
Gross unrealized losses	-	(77,196)
Held for Trading Securities	545,858	-

Carrying value/estimated fair value	$1,253,894	$2,808,734

As a result of the other-than-temporary impairment of MBS as of September 30, 2007, Bimini Capital’s available-for-sale MBS investments are carried on a LOCOM basis and therefore there are no unrealized losses.

        The following table presents for Bimini Capital's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, as of December 31, 2006:
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

As of September 30, 2007, all of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

As stated in Note 1, the overall decline in fair value of MBS was other-than-temporary as of June 30, 2007.  Accordingly, the adjustment to reduce MBS to fair value was recorded in earnings. Generally, the factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Bimini Capital's ability and intention to hold the MBS owned.  As of June 30, 2007, the Company no longer had the ability and intent to hold such securities until their value could be recovered due to the Company’s liquidity and working capital requirements caused by the turmoil in the mortgage market.

NOTE 3.   EARNINGS PER SHARE

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2007 and 2006, respectively. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the basic EPS computation for the Class A Common Stock in any period there is a loss from continuing operations, even though they are participating securities. Therefore, the computation of basic and diluted EPS for the Class A Common Stock for the nine and three months ended September 30, 2007 excludes 259,016 incentive plan shares.

During the nine months ended September 30, 2006, 76,375 of Restricted Shares (See Note 7) and 562,018 of incentive plan shares are included in the basic and diluted EPS computations because they are participating securities and there is income from continuing operations during this nine month period.   The computation of basic and diluted EPS for the three months ended September 30, 2006 does not include these shares as there is a loss from continuing operations in this period.

The table below reconciles the numerators and denominators of the EPS.  See the consolidated statements of operations for the breakdown between continuing operations and discontinued operations.
(in thousands, except per share)

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(242,138)	$(15,421)	$(4,663)	$(6,176)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	24,765	24,473	24,765	24,397
Dividend eligible equity plan shares issued as of the balance sheet date	-	638	-	-
Effect of weighting	(164)	(467)	(75)	(21)
Weighted average shares-basic and diluted	24,601	24,644	24,690	24,376
Basic and diluted net (loss) per Class A common share	$(9.84)	$(0.63)	$(0.19)	$(0.25)

Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(3,123)	$(202)	$(60)	$(80)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319	319
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319	319	319	319
Basic and diluted net (loss) per Class B common share	$(9.79)	$(0.63)	$(0.19)	$(0.25)

NOTE 4.   REPURCHASE AGREEMENTS

Bimini Capital has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to the forward London Interbank Offered Rate (“LIBOR”) interest rate curve. As of September 30, 2007, Bimini Capital had an outstanding amount of $1.2 billion with a net weighted average borrowing rate of 5.23% and these agreements were collateralized by MBS with a fair value of $1.3 billion.  As of December 31, 2006, Bimini Capital had an outstanding amount of $2.7 billion with a net weighted average borrowing rate of 5.31%, and these agreements were collateralized by MBS with a fair value of $2.8 billion.

As of September 30, 2007, Bimini Capital's repurchase agreements had remaining maturities as summarized below:
(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$45,003	$409,417	$135,716	$397,313	$987,449
Fair market value of securities sold, including accrued interest receivable	$45,003	$409,417	$135,716	$397,313	$987,449
Repurchase agreement liabilities associated with these securities	$43,501	$553,955	$138,875	$475,156	$1,211,487
Net weighted average borrowing rate	5.15%	5.42%	5.25%	5.02%	5.23%

       As of December 31, 2006, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$—	$859,344	$807,488	$1,149,309	$2,816,141
Fair market value of securities sold, including accrued interest receivable	$—	$833,436	$793,702	$1,106,228	$2,733,366
Repurchase agreement liabilities associated with these securities	$—	$842,094	$805,595	$1,093,991	$2,741,680
Net weighted average borrowing rate	—	5.31%	5.33%	5.29%	5.31%

As of September 30, 2007, Bimini Capital's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
JP Morgan Securities Inc.	$432,173	$(45,594)	169	35.67%
Deutsche Bank Securities, Inc.	357,227	(130,272)	204	29.49
UBS Securities LLC	151,797	(4,339)	23	12.53
Morgan Stanley	94,221	1,488	34	7.78
BNP Paribas Securities Corp.	55,959	(22,424)	10	4.62
Lehman Brothers Inc	36,703	801	174	3.03
ING Financial Markets,LLC	34,440	715	75	2.84
Cantor Fitzgerald	31,942	189	78	2.64
Countrywide Securities Corporation	9,004	569	3	0.74
Goldman Sachs & Co.	8,021	262	28	0.66
Total	$1,211,487	$(198,605)		100.00%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

The amount at risk as of September 30, 2007 would be $19.4 million versus ($198.6) million had the Company not executed the sale late in the period of certain MBS pledged to counterparties.  The sale of such securities settled on October 2, 2007 and the fulfillment of the associated repurchase obligation was accelerated.  However, as of September 30, 2007 such repurchase obligation still existed and is reflected in the table above.

As of December 31, 2006, Bimini Capital's repurchase agreements had the following counterparties, amounts at risk and weighted average remaining maturities:

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

NOTE 5.  TRUST PREFERRED SECURITIES

On May 17, 2005, Bimini Capital completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust I (“BCTI”), a Delaware statutory business trust sponsored by Bimini Capital. BCTI used the proceeds of the private offering, together with Bimini Capital's investment of $1.6 million in BCTI common equity securities, to purchase $51.6 million aggregate principal amount of Bimini Capital's BCTI Junior Subordinated Notes with terms that parallel the terms of the BCTI trust preferred securities.

The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes have a fixed rate of interest until March 30, 2010, of 7.61% and thereafter, through maturity in 2035, the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning March 30, 2010 and at any date thereafter.  Bimini Capital's BCTI Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

On October 5, 2005, Bimini Capital completed a private offering of $50.0 million of trust preferred securities of Bimini Capital Trust II (“BCTII”), a Delaware statutory business trust sponsored by Bimini Capital. BCTII used the proceeds of the private offering, together with Bimini Capital's investment of $1.5 million in BCTII common equity securities, to purchase $51.5 million aggregate principal amount of Bimini Capital's BCTII Junior Subordinated Notes with terms that parallel the terms of the BCTII trust preferred securities.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010, and at any date thereafter. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. The proceeds from the private offering net of costs were approximately $48.5 million.

Each trust is a variable interest entity pursuant to FIN No. 46 because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in each trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk pursuant to FIN No. 46. Since Bimini Capital's common share investments in BCTI and BCTII are not a variable interest, Bimini Capital is not the primary beneficiary of the trusts. Therefore, Bimini Capital has not consolidated the financial statements of BCTI and BCTII into its financial statements.  Based on the aforementioned accounting guidance, the accompanying consolidated financial statements present Bimini Capital's BCTI and BCTII Junior Subordinated Notes issued to the trusts as liabilities and Bimini Capital's investments in the common equity securities of BCTI and BCTII as assets. For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTI and BCTII as interest expense.

NOTE 6.  CAPITAL STOCK

Issuances of Class A Common Stock

During the nine and three months ended September 30, 2007, the Company issued a total of 74,960 and 63,918 shares, respectively, of Class A Common Stock to its independent directors for the payment of director fees for services rendered.

During the nine and three months ended September 30, 2007, the Company issued 173,868 and 97,067 shares, respectively, of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

Dividends Declared and Paid in 2007

On March 9, 2007, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of March 26, 2007. The distribution totaling $1.3 million was paid on April 13, 2007.

Other Classes of Common and Preferred Stock

There was no change in the issued and outstanding shares of the Company’s Class B and Class C Common Stock or its Class A and Class B Redeemable Preferred Stock during the nine and three months ended September 30, 2007.

NOTE 7.    STOCK INCENTIVE PLANS

On December 1, 2003, Bimini Capital adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Bimini Capital with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan.

During the nine months ended September 30, 2007, Bimini Capital granted 25,607 phantom shares to employees with an aggregate fair value of $0.2 million.  For the three months ended September 30, 2007, Bimini Capital granted no phantom shares to employees. Each phantom share represents a right to receive a share of Bimini Capital's Class A Common Stock. Dividend equivalent rights were also granted on these phantom shares.

 Phantom share awards are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The total grant date value of all awards since the inception of the 2003 Plan is $10.0 million.  The phantom share awards do not have an exercise price. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 15, 2009.

As of September 30, 2007, a total of 759,457 phantom share awards have been granted since the inception of the 2003 Plan, however 21,421 phantom shares have been forfeited due to the termination of the grantee’s employment. The future compensation charge that was eliminated by the forfeitures totaled $195,587. Of the phantom shares not forfeited, 553,846 phantom shares have fully vested since inception of the 2003 Plan and 184,190 phantom shares remain unvested as of September 30, 2007.  Of the 553,846 phantom shares that have fully vested, 478,520 phantom shares have been settled as of September 30, 2007 and an equivalent number of shares of the Company’s Class A Common Stock have been issued to grantees or surrendered by grantees to pay income taxes.  As of September 30, 2007, there were 75,326 phantom shares that, although fully vested as of such date, had not been settled.  No phantom share awards have expired.

For the nine and three months ended September 30, 2007, 254,185 and 141,000 phantom shares, respectively, were settled and an equivalent number of shares of the Company’s Class A Common Stock were issued to grantees or surrendered by grantees to pay income taxes.  For the nine and three months ended September 30, 2006, 153,657 and 50,250 phantom shares were settled and an equivalent number of shares of the Company’s Class A Common Stock were issued to grantees or surrendered by grantees to pay income taxes.  As of September 30, 2007, there were 259,516 phantom shares outstanding that had not been settled as of such date, 184,190 of which were unvested and 75,326 of which were vested.  Total compensation cost recognized for the nine and three months ended September 30, 2007 was $2.2 million and $0.8 million, respectively. Total compensation cost recognized for the nine and three months ended September 30, 2006 was $2.2 million and $0.7 million, respectively. Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

Bimini Capital also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”).  The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

On July 17, 2006, the Company granted 79,725 restricted shares of its Class A Common Stock to certain key employees of the Company's subsidiary pursuant to the terms of the 2003 Plan. Such share grants were initially recorded by OITRS prior to the merger with the Company. However, during the three month period ended June 30, 2006, these awards were cancelled when the Company and the subject employees agreed to forego the award in contemplation of a new grant under the Company's 2003 Plan. The restricted shares are valued at the fair value of Opteum's Class A Common Stock at the date of grant, which totaled $693,608 for the July 2006 awards, and this amount was amortized to compensation over the vesting period of the award, net of any forfeitures. The restricted shares do not have an exercise price. Dividends that were paid on the restricted shares are charged to retained earnings when declared. The shares were subject to forfeiture prior to the November 3, 2006, vesting date.  During the three months ended September 30, 2006, 3,350 shares were forfeited and for the period from October 1, 2006 through November 2, 2006, an additional 1,300 shares were forfeited. A total of 75,075 restricted shares remained on the November 3, 2006 vesting date.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Outstanding Litigation.The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. (see Note 11(n))

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against the Company, certain of the Company’s current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against the Company, certain of the Company’s current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The Company believes the plaintiffs’ claims in these actions are without merit, has filed a motion to consolidate these actions and intends to vigorously defend the cases.

No accrual for any losses that may result from the Company’s outstanding litigation have been recorded on the Company’s financial statements.

Guarantees.  Bimini Capital has guaranteed the obligations of OITRS and OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with Citigroup described in Note 11(o). These guarantees will remain in effect so long as the applicable financing facilities remain in effect.  If an Event of Default occurs under these financing facilities that are not cured or waived, Bimini Capital may be required to perform under its guarantees.  There is no specific limitation on the maximum potential future payments under these guarantees.  However, Bimini Capital’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.

NOTE 9.  INCOME TAXES

Taxable income, as generated by Bimini Capital’s qualifying REIT activities, is computed differently from Bimini Capital’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and Bimini Capital’s financial statement net income (loss) can be substantial and each item can affect several years. Since inception through September 30, 2007, Bimini Capital's REIT taxable income is approximately $92.9 million greater than Bimini Capital's financial statement net income as reported in its financial statements.

For the nine months ended September 30, 2007, Bimini Capital's REIT taxable loss was approximately $78.0 million less than Bimini Capital's financial statement net loss from REIT activities. During 2007, Bimini Capital's most significant book to tax differences include the $55.3 million other-than-temporary loss on MBS recorded at June 30, 2007, interest on inter-company loans with OITRS, equity plan stock awards, depreciation of property and equipment, the accounting for debt issuance costs and $20.5 million of losses realized on certain MBS sales. The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Bimini Capital.

The $55.3 million other-than-temporary loss on MBS is not recognized for tax purposes, as it does not represent an actual sale of any MBS securities by Bimini Capital.  For tax purposes, the gain or loss on MBS sales are recognized only when the actual sale transaction is completed.  During the nine months ended September 30, 2007, book losses of approximately $20.5 million on MBS sales were realized; the tax capital losses for these MBS sales are only available to the REIT to offset future capital gains, and therefore they do not reduce REIT taxable income.

NOTE 10.  SUBSEQUENT EVENTS

On October 29, 2007, NYSE Regulation, Inc. notified the Company that the Company’s average global market capitalization over a consecutive thirty trading day period has fallen below the NYSE’s minimum quantitative continued listing criteria for REITs of $25.0 million.   As a result, trading in the Company’s Class A common stock on the NYSE was suspended prior to the market opening on November 5, 2007.  The Company has applied to list its Class A common stock on another national securities market, however, no assurance can be given that the Company’s Class A common stock will be approved for listing on such national securities market.   Until such time that the Company’s Class A common stock is approved for listing on another national securities market, the Company’s Class A common stock will trade over the counter.

NOTE 11.   DISCONTINUED OPERATIONS-OITRS

 (a) - Background and activities as of March 31, 2007

Beginning in April 2007, the Board of Managers of OITRS, at the recommendation of and with the approval of the Board of Directors of Bimini Capital, began a process that would eventually result in the sale or closure of all business operations within OITRS.  The decision to sell and/or close OITRS was made after evaluation of, among other things, short and long-term business prospects for OITRS, and its ability to recover from recent large operating losses. Due to this decision, all OITRS assets are considered as held for sale, and have been accounted for as discontinued operations under applicable accounting standards for all periods presented.

The impact of these decisions included OITRS recording impairment charges on goodwill and other intangible assets and on certain fixed assets.  In accordance with SFAS No. 144, the closure and/or sale of mortgage loan origination channels resulted in an impairment charge of $6.0 million during the three months ended March 31, 2007. In addition, accordance with SFAS No. 142, OITRS recorded impairment charges for both goodwill and other intangible assets not subject to amortization of approximately $2.8 million as of March 31, 2007.

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

The closure of the wholesale and conduit mortgage loan origination channels, coupled with sale of the retail channel, resulted in charges totaling $7.6 million associated with severance payments to employees and operating lease termination costs, among other less significant costs.

(c) – Activities during the three months ended September 30, 2007

On July 25, 2007, OITRS entered into a binding agreement to sell a majority of its remaining private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $3.0 billion as of June 30, 2007.   The aggregate sales proceeds were used to repay the debt that secured OITRS’s mortgage servicing portfolio.   The transaction, which was subject to various closing conditions, was completed on September 4, 2007.   The transaction resulted in a loss of $0.1 million.

     The following table summarizes the OITRS assets held for sale and liabilities related to the assets held for sale, as of September 30, 2007 and December 31, 2006:

(in thousands)

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$1,466	$9,754
Mortgage loans held for sale	1,907	749,834
Retained interests, trading	71,593	104,199
Securities held for sale	318	858
Originated mortgage servicing rights	2,640	98,859
Receivables	11,972	5,958
Property and equipment, net	342	11,415
Prepaids and other assets	10,243	28,447
Assets held for sale	$100,481	$1,009,324
Warehouse lines of credit and drafts payable	$-	$734,879
Other secured borrowings	37,298	121,977
Accounts payable, accrued expenses and other	13,593	23,060
Liabilities related to assets held for sale	$50,891	$879,916

The following table summarizes the results of operations of OITRS for the nine month periods ended September 30, 2007 and 2006:

(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Interest income, net	$22,543	$66,379
Interest expense	(17,521)	(56,189)
Net interest income	5,022	10,190
Gain (Loss) on mortgage banking activities	(68,920)	17,430
Other income and expenses, net and non-recurring items	(15,412)	5,237
Net servicing income (loss)	(13,868)	(8,133)
Other interest expense and loss reserves	(23,617)	(5,624)
Total net revenues (deficiency of revenues)	(116,795)	19,100
General and administrative expenses	(30,833)	(52,816)
Loss before benefit (provision) for income taxes	(147,628)	(33,716)
Benefit (provision) for income taxes and valuation allowance	(7,181)	15,713
Total loss from discontinued operations, net of taxes	$(154,809)	$(18,003)

Intercompany interest expense of $8.1 million and $6.8 million for the nine months ended September 30, 2007 and 2006, respectively, has been eliminated in consolidation.

The following table summarizes the results of operations of OITRS for the three month periods ended September 30, 2007 and 2006:

(in thousands)

	Three Months Ended
	September 30, 2007	September 30, 2006
Interest income, net	$515	$25,330
Interest expense	(472)	(22,184)
Net interest income	43	3,146
Gain (Loss) on mortgage banking activities	(7,105)	20,136
Other income and expenses, net and non-recurring items	4,364	2,206
Net servicing income (loss)	(1,241)	(8,112)
Other interest expense and loss reserves	1,077	(5,129)
Total net revenues (deficiency of revenues)	(2,862)	12,247
General and administrative expenses	(2,918)	(17,459)
Loss before benefit (provision) for income taxes	(5,780)	(5,212)
Benefit (provision) for income taxes and valuation allowance	4,282	3,063
Total loss from discontinued operations, net of taxes	$(1,498)	$(2,149)

Intercompany interest expense of $2.8 million  for the three months ended September 30, 2007 and 2006 has been eliminated in consolidation.

For the three month period ended September 30, 2007, OITRS accrued $0.2 million in expected retention bonus payments for employees related to the wind down of the mortgage origination operations.  For the period $0.1 million of such payments were disbursed to employees.   Liabilities recorded at June 30, 2007 associated with the wind down of the mortgage origination business were $6.6 million.   The liability was comprised of the following:

(in thousands)

Severance payments	$91
Retention bonuses	103
Property lease rents	6,054
Equipment lease rents	400
Total	$6,648

Changes in the liability for the three months ended September 30, 2007 were as follows:

(in thousands)

Liability recorded June 30, 2007	$6,648
Less severance payments made	(91)
Plus additional retention bonuses accrued	130
Less property lease rents made	(670)
Less adjustments to anticipated property lease settlements	(3,989)
Less adjustments to anticipated equipment lease settlements	(350)
Liability balance at September 30, 2007	$1,678

Adjustments to anticipated lease and equipment lease rents to be paid were based on actual settlements obtained and revised estimates of the settlement of the remaining obligations.

(d) - Significant accounting policies of OITRS

The following accounting policies were applicable prior to the discontinuation of the residential mortgage origination operations.  Going forward such policies generally will not be applicable to OITRS as it no longer originates residential mortgage loans. OITRS will continue to actively market for sale originated mortgage servicing rights and retained interests in securitizations, but will not generate any such assets in the future.

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

Gain (Loss) on Sale of Loans.  Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million and $0.0 million, for the nine and three months ended September 30, 2007 and $45.1 million and $14.9 million, respectively, for the nine and three months ended September 30, 2006 were capitalized as direct loan origination costs and reflected in the basis of loans sold for gain on sale recognition purposes.  The net gain/(loss) on mortgage loans for the nine and three months ended September 30, 2007 was ($65.3) million and ($12.8) million and for the nine and three months ended September 30, 2006 was ($18.7) million and ($20.7) million, respectively.

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

(e) - Mortgage Loans Held for Sale

Prior to ceasing operations, upon the closing of a residential mortgage loan or shortly thereafter, OITRS would sell or securitize the majority of its mortgage loan originations. OITRS also sold mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OITRS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs.  Mortgage loans held for sale consist of the following as of September 30, 2007 and December 31, 2006:

      (in thousands)

	September 30, 2007	December 31, 2006
Mortgage loans held for sale, and other, net	$6,203	$741,545
Deferred loan origination costs and other-net	-	9,188
Lower of cost or market and valuation allowance	(4,296)	(899)

	$1,907	$749,834

Included in mortgage loans held for sale (as of December 31, 2006 only) above are IRLCs.  Fluctuations in the fair market value of IRLCs and other derivatives employed for hedging are reflected in the consolidated statement of operations under discontinued operations.

 (f) -   Retained Interest, Trading

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

The following table summarizes OITRS’s residual interests in securitizations as of September 30, 2007 and December 31, 2006:

(in thousands)

Series	Issue Date	September 30, 2007	December 31, 2006

HMAC 2004-1	March 4, 2004	$2,248	$2,948
HMAC 2004-2	May 10, 2004	707	1,939
HMAC 2004-3	June 30, 2004	175	362
HMAC 2004-4	August 16, 2004	1,033	1,544
HMAC 2004-5	September 28, 2004	3,261	4,545
HMAC 2004-6	November 17, 2004	4,179	9,723
OMAC 2005-1	January 31, 2005	6,704	13,331
OMAC 2005-2	April 5, 2005	8,399	14,259
OMAC 2005-3	June 17, 2005	10,070	16,091
OMAC 2005-4	August 25, 2005	10,611	12,491
OMAC 2005-5	November 23, 2005	9,217	8,916
OMAC 2006-1	March 23, 2006	11,057	13,219
OMAC 2006-2	June 26, 2006	3,932	4,831

Total		$71,593	$104,199

                Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed in 2006 were as follows:

December 31, 2006
Prepayment speeds (CPR)	36.25%
Weighted-average-life (in years)	4.18
Expected credit losses	0.74%
Discount rates	16.81%
Interest rates	Forward LIBOR Yield curve

As of September 30, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	September 30, 2007	December 31, 2006
Carrying value of retained interests – fair value	$71,593	$104,199
Weighted average life (in years)	4.57	4.26
Prepayment assumption (annual rate)	30.46%	37.88%
Impact on fair value of 10% adverse change	$(5,394)	$(8,235)
Impact on fair value of 20% adverse change	$(10,095)	$(14,939)
Expected credit losses (% of original unpaid principal balance)	0.83%	0.56%
Impact on fair value of 10% adverse change	$(4,474)	$(3,052)
Impact on fair value of 20% adverse change	$(8,899)	$(6,098)
Residual cash-flow discount rate	20.00%	16.03%
Impact on fair value of 10% adverse change	$(4,090)	$(4,575)
Impact on fair value of 20% adverse change	$(7,808)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(20,473)	$(18,554)
Impact on fair value of 20% adverse change	$(38,997)	$(39,292)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve as of September 30, 2007 and December 31, 2006.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through September 30, 2007	Projected Future Credit Losses as of September 30, 2007	Projected Total Credit Losses as of September 30, 2007
HMAC 2004-1	March 4, 2004	$309,710	0.25%	0.16%	0.41%
HMAC 2004-2	May 10, 2004	388,737	0.59%	0.17%	0.76%
HMAC 2004-3	June 30, 2004	417,055	0.29%	0.22%	0.51%
HMAC 2004-4	August 16, 2004	410,123	0.24%	0.22%	0.46%
HMAC 2004-5	September 28, 2004	413,875	0.25%	0.29%	0.54%
HMAC 2004-6	November 17, 2004	761,027	0.57%	0.42%	0.99%
OMAC 2005-1	January 31, 2005	802,625	0.22%	0.50%	0.72%
OMAC 2005-2	April 5, 2005	883,987	0.17%	0.48%	0.65%
OMAC 2005-3	June 17, 2005	937,117	0.18%	0.50%	0.68%
OMAC 2005-4	August 25, 2005	1,321,739	0.10%	0.78%	0.88%
OMAC 2005-5	November 23, 2005	986,277	0.05%	0.94%	0.99%
OMAC 2006-1	March 23, 2006	934,441	0.05%	0.96%	1.01%
OMAC 2006-2	June 26, 2006	491,572	0.03%	1.77%	1.80%
Total		$9,058,285

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Proceeds from securitizations	$-	$1,436,838
Servicing fees received	11,375	13,720
Servicing advances	5,110	547
Cash flows received on retained interests	4,479	3,642

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of September 30, 2007 and December 31, 2006:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more past due	Net Credit Losses
September 30, 2007	$4,735,080	$337,087	$17,884
December 31, 2006	5,849,013	138,205	5,210

(g) – Mortgage Servicing Rights, Net

Activities for MSRs are summarized as follows for the nine months ended September 30, 2007 and for the year ended December 31, 2006:

(in thousands)

	September 30, 2007	December 31, 2006
Balance at beginning of period	$98,859	$86,082
Adjustment to fair value upon adoption of SFAS 156 as of January 1, 2006	-	4,298
Additions	7,727	43,175
Changes in fair value:
Changes in fair value due to changes in market conditions and run-off	(13,785)	(33,551)
Changes in fair value due to change in valuation assumptions	(2,558)	(1,145)
Less servicing sold	(87,603)	-
Balance at end of period	$2,640	$98,859

The Company has elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. As a result of the early adoption of SFAS 156, the carrying value of the MSRs were increased by approximately $4.3 million (pre-tax) as of January 1, 2006. As required by the provisions of SFAS 156, the net of tax effect was recorded as a cumulative effect adjustment to retained earnings of OITRS as of January 1, 2006. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

The fair value of MSRs is determined using discounted cash flow techniques based on market assumptions. Changes in fair value are the result of changes in market conditions, changes in valuation assumptions and run-off of the underlying mortgage loans. Changes in fair value due to run-off of the underlying mortgage loans and changes in value due to changes in market conditions are grouped together above. When the underlying assumptions used for valuation purposes are changed, the effect on fair value is presented separately.  For the nine and three months ended September 30, 2007, such changes to the underlying assumptions resulted in changes in fair value of $2.6 million and $0.0 million. For the nine and three months ended September 30, 2006, such changes to the underlying assumptions resulted in changes in fair value of $1.1 million and $0.0 million, respectively.  During the nine and three months ended September 30, 2007, the MSR value increased/(decreased) by $96.2 million and $29.5 million. During the nine and three months ended September 30, 2006, the MSR value increased/(decreased) by and $15.2 million and $4.6 million, respectively. The decreases for the nine and three months ended September 30, 2007 include the sale of $87.6 and $29.1 million, respectively, of MSR. Excluding the MSR sale, the decreases for the nine and three months ended September 30, 2007, were ($8.6) million and ($0.4) million, respectively.  Additions/reductions to the servicing portfolio, net of run-off, for the nine and three months ended September 30, 2007, were ($1.3) million and ($0.5) million. Additions to the servicing portfolio, net of run-off, for the nine and three months ended September 30, 2006, were $20.3 million and $13.7 million, respectively. The balance of the changes in fair value for the nine and three months ended September 30, 2007 and 2006 were the result of changes market conditions. Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information.

As of September 30, 2007 and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSR rights cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:  (Note:  base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

(in thousands)

	September 30, 2007	December 31, 2006
Prepayment assumption (annual rate) (PSA)	450.9	424.6
Impact on fair value of 10% adverse change	$(74)	$(3,923)
Impact on fair value of 20% adverse change	$(144)	$(7,557)
MSR Cash-Flow Discount Rate	14.16%	14.50%
Impact on fair value of 10% adverse change	$(124)	$(3,505)
Impact on fair value of 20% adverse change	$(236)	$(6,727)

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

(h) - Warehouse lines of credit and drafts payable

OITRS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to quarter end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loan sale agreements accounted for as financing consisted of the following as of September 30, 2007 and December 31, 2006:

(in thousands)

Warehouse and aggregation lines of credit:	September 30, 2007	December 31, 2006

A committed warehouse line of credit for $100.0 million between OITRS and Residential Funding Corporation ("RFC"). The agreement expired on February 28, 2007 and was not renewed. RFC is now a party to the JPM syndicated facility below.	$-	$6,172

A syndicated committed warehouse line of credit for $850.0 million as of December 31, 2006, between OITRS and JP Morgan Chase (“JPM”). The agreement was scheduled to expire on May 30, 2007. The agreement was extended until July 31, 2007 and the limit reduced in stages, initially to $155 million through June 30, 2007 and $50.0 million through July 31, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.60% to 1.50% depending on the product originated or acquired. During the extension period the applicable margin was increased to 1.5% on all borrowings.	-	409,609

An aggregation facility for $1.5 billion as of December 31, 2006 for the whole loan and servicing rights facility, collectively, (of which no more than $100.0 million as of December 31, 2006 may be allocated to the servicing rights facility) between HS Special Purpose, LLC, a wholly-owned subsidiary of OITRS, and Citigroup Global Markets Realty Corp. (“Citigroup”) to aggregate loans pending securitization. The agreement was scheduled to expire on December 19, 2007. The agreement provides for interest rates based upon one month LIBOR plus a margin of 0.30%.  The facility was amended on May 25, 2007 and the limit was reduced to $300 million maturity date changed to September 30, 2007.  On August 9, 2007, the facility was further amended and the limit was reduced to $40 million.
	-	5,358

A $750.0 million purchase and security agreement between OITRS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”). The agreement expired on February 28, 2007 and was not renewed.	-	3,283

Drafts payable	-	6,542

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
	-	303,915

Total warehouse lines and drafts payable	$-	$734,879

The facilities were secured by mortgage loans and other assets of OITRS.  The facilities contained various covenants pertaining to tangible net worth, net income, available cash and liquidity, leverage ratio, and servicing delinquency.  As of September 30, 2007, all such facilities have matured.

 (i) – Other Secured Borrowings

Other secured borrowings consisted of the following as of September 30, 2007 and December 31, 2006:

(in thousands)

	September 30, 2007	December 31, 2006
A committed warehouse line of credit between OITRS and JP Morgan Chase, that allows for a sublimit for Originated Mortgage Servicing Rights. The agreement was extended until July 31, 2007 and the limit reduced in stages, initially to $75.0 million through June 30, 2007 and $20.0 million through July 31, 2007. The agreement was further extended until September 28, 2007. The agreement provides for interest rate based on LIBOR plus 1.50% to 1.85% depending on collateral type.	$-	$71,657

Citigroup Global Realty Inc., line of credit for $80.0 million secured by the retained interests in securitizations through OMAC 2006-2. The facility expires on December 19, 2007. The agreement provides for interest rate based on LIBOR plus 1.00%.	37,298	50,320
	$37,298	$121,977

The Citigroup Global Reality Inc. facility is secured by the retained interests in securitizations of OITRS.  The facility contains covenants pertaining to tangible net worth, available cash and liquidity and a leverage ratio.  As of September 30, 2007, OITRS is in compliance with all such covenants.

(j)  - Income taxes

As previously described, Bimini Capital acquired OITRS on November 3, 2005, and OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  The income tax provision for the nine and three months ended September 30, 2007 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax loss due primarily to the recording of and adjustment to the deferred tax asset valuation allowances.  The net deferred tax assets generated by the net loss incurred during the nine months ended September 30, 2007 are offset in their entirety by a deferred tax asset valuation allowance.  The amount of the gross tax benefit generated by this loss is reduced by an offsetting valuation allowance of the same amount.

OITRS recorded a deferred tax asset valuation allowance of approximately $37.4 million during the three month period ended March 31, 2007; there was no allowance recorded previously.  At December 31, 2006, OITRS had recorded net deferred tax assets of approximately $7.1 million. The recording of the valuation allowance (among other items) during the three months ended March 31, 2007 resulted in OITRS recording an income tax provision of $11.5 million, and reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability at March 31, 2007 of approximately $4.3 million.   As part of the recording of this allowance, State tax NOLs were fully allowanced, as their availability to fully offset recorded deferred tax liabilities was not assured.  The losses incurred by OITRS post-March 31, 2007 are sufficient to ensure that the State NOLs will be available to offset recorded deferred tax liabilities and realized gains on sales of OITRS assets; therefore the net deferred tax liability of $4.3 million is now offset by the deferred tax assets related to the State NOLs expected to be realized, and this is achieved by a $4.3 million reduction in the deferred tax asset valuation allowance previously recorded against the State NOLs.  Consequently, the benefit for income taxes for the three months ended September 30, 2007 is $4.3 million, and the provision for income taxes for the nine months ended September 30, 2007 is $7.2 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, including the impacts of the closing of the OITRS wholesale and conduit mortgage loan origination channels, the sale of the retail mortgage loan origination channel, and other actions related to the operations of OITRS.  At this time, management believes it is more likely than not that the Company will not realize the full benefits of all of the federal and state tax loss carryforwards, and that the Company will not realize any benefit of the other deferred tax assets.  Therefore, the Company has recorded a valuation allowance against the net deferred tax assets of OITRS.  As of September 30, 2007, OITRS has an estimated federal tax net operating loss carryforward of approximately $187 million, which begins to expire in 2025, and is fully available to offset future taxable income.

The effective income tax benefit for the nine and three months ended September 30, 2006 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax loss due primarily to permanent differences, the state tax benefit (net of the Federal tax effect) and valuation allowance.

(k) - Transactions With a Related Party

During the nine and three months ended September 30, 2007, OITRS received aggregate payments of $0.4 million and $0.0 million, respectively, from Southstar Funding, LLC (“Southstar Funding”) primarily in exchange for the performance of certain interim loan servicing functions.  Southstar Funding is fifty percent owned by Southstar Partners, LLC (“Southstar Partners”). Certain former officers of OITRS, one of whom is also a former director of the Company, own membership interests in Southstar Partners.  In addition, a former officer of OITRS as well as a former director of the Company serves on the Board of Managers of Southstar Funding.  As of September 30, 2007, there were no amounts due from or owed to Southstar Partners or Southstar Funding. Amounts paid for interim loan servicing were determined on an arms-length basis and are comparable to amounts charged to other, non-related parties. On April 11, 2007, Southstar Funding filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

(l) - Loans Sold to Investors. Generally, OITRS is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, OITRS provides certain representations and warranties during the sale of mortgage loans which obligate it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans are secured by the related real estate properties, and can usually be sold directly to other permanent investors. There can be no assurance, however, that OITRS will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

OITRS recognizes a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. The liability is recorded as a reduction of the gain on sale of mortgage loans and included as part of other liabilities in the accompanying financial statements.

Changes in the liability during the nine months ended September 30, 2007 and 2006:

(in thousands)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Balance—Beginning of period	$7,136	$2,038
Provision	16,159	3,803
Charge-Offs	(14,013)	(2,456)

Balance—End of period	$9,282	$3,385

(m) - Net Worth Requirements. OITRS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. As of September 30, 2007, the highest minimum net worth requirement applicable to OITRS was approximately $0.3 million. OITRS had negative net worth of approximately ($65.2) million as of September 30, 2007. Subject to the approval of Bimini Capital’s Board of Directors, Bimini Capital may forgive inter-company debt in order to restore the net worth of OITRS to an amount in excess of the required minimum.

(n) - Outstanding Litigation. OITRS is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of OITRS’s business as previously conducted. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving OITRS will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized.

As part of the November 3, 2005 merger pursuant to which OITRS became a wholly-owned subsidiary of Bimini Capital, the parties to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) agreed to special resolution procedures concerning certain litigation matters in which OITRS was a party and that was pending at the time of the merger.  Certain provisions of the Merger Agreement specified the manner in which four separate litigation matters would be treated for purposes of determining the rights and obligations of the parties to the Merger Agreement.  In two of these matters, OITRS was the plaintiff and was seeking money damages from third parties.  In the other two matters, OITRS was a defendant and was defending itself against claims for money damages.  The two matters in which OITRS was the plaintiff and one of the two matters in which OITRS was a defendant have been concluded.  The net proceeds received by OITRS as a result of the conclusion of these matters are being held in escrow and will be used to satisfy amounts, if any, paid in connection with the resolution of the other matter in which OITRS is a defendant.

Pursuant to the terms of the Merger Agreement, the former owners of OITRS must indemnify the Company for any liabilities arising from the two matters in which OITRS was a defendant.  In addition, the former owners of OITRS are entitled to receive any amounts paid to the Company upon the settlement or final resolution of the two matters in which OITRS was the plaintiff.

(o) Guarantees.  OITRS has guaranteed the obligations of OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under its financing facility with Citigroup described in Note 11(i). This guaranty will remain in effect so long as the applicable financing facility remains in effect.  If an Event of Default occurs under this financing facility that is not cured or waived, OITRS may be required to perform under its guaranty.  There is no specific limitation on the maximum potential future payments under this guaranty.  However, OITRS’s liability under this guaranty would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facility.  See also Note 8.

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

Introduction

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of mortgage backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). Any assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OITRS.

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate.  For purposes of this calculation, Bimini Capital treats its junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS entered into an amendment to this agreement.  The proceeds of the transactions were approximately $1.5 million plus the assumption of certain liabilities of OITRS.  The transaction, coupled with the disposal of the conduit and wholesale origination channels, resulted in a loss of approximately $10.5 million.  Going forward, OITRS will not operate a mortgage loan origination business and the results of the mortgage origination business are reported as discontinued operations for the nine and three months ended September 30, 2007.

OITRS was acquired by the Company in November 2005. As a result of the merger, OITRS became a wholly-owned taxable REIT subsidiary of Bimini Capital.  On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  OITRS is subject to corporate income taxes and files separate federal and state income tax returns.

Dividends to Stockholders

In order to maintain its qualification as a REIT, Bimini Capital is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code.

Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.

As a REIT, Bimini Capital may be subject to a federal excise tax if Bimini Capital distributes less than 85% of its taxable income by the end of the calendar year.  Accordingly, Bimini Capital’s dividends are based on its taxable income, as determined for federal income tax purposes, as opposed to its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the nine and three months ended September 30, 2007, as compared to the Company’s results of operations for the nine and three months ended September 30, 2006.   During the nine month period ended September 30, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.  As a result of these actions, the Company’s financial statements are not comparable to prior reports filed since the acquisition of OITRS.

Consolidated net loss for the nine and three months ended September 30, 2007, was $245.3 million and $4.7 million, respectively, compared to a consolidated net loss of $15.6 million and $6.3 million, respectively, for the nine and three months ended September 30, 2006. Consolidated net loss per basic and diluted share of Class A Common Stock was $9.84 and $0.19, respectively, for the nine and three months ended September 30, 2007, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $0.63 and $0.25, respectively, for the comparable prior period.  The decline in consolidated net loss was driven primarily by a permanent impairment taken on MBS securities in the Company’s MBS portfolio, continued poor operating results of OITRS and declines in the value of the retained interest in securitization, also at OITRS.

At June 30, 2007, the Company no longer had the ability and intent to hold until recovery MBS securities whose values are impaired as of June 30, 2007.  Accordingly, due to liquidity and working capital needs brought about by the turmoil in the mortgage market, the Company no longer had the ability to hold such assets until their amortized cost could be fully recovered.  During the three months ended June 30, 2007, the Company sold securities with a market value at the time of sale of approximately $782.0 million that were impaired at the time of sale, realizing losses on sale of $18.6 million. The Company recorded $55.3 million of permanent impairments on the remaining $1.3 billion of MBS securities held as available-for-sale in the second quarter of 2007.  During the three months ended September 30, 2007, the Company sold $910.0 million of the remaining $1.3 billion securities, that previously been classified as impaired assets, realizing losses on sale of $1.0 million. Commencing on June 30, 2007, and for all periods thereafter, such available securities permanently impaired are valued on a lower of cost or market (LOCOM) basis.  When such securities are valued on a LOCOM basis the yield at which the Company recognized interest income is adjusted to reflect the new carrying value.  As a result of these actions the Company’s net interest margin (or NIM) on it’s portfolio of MBS securities increased to 88 basis points as of September 30, 2007. The NIM measures the spread, in basis points, between the weighted average yield on the MBS portfolio and the weighted average borrowing costs on the repo liabilities.  This figure does not incorporate the effect of other sources of interest income or expense nor overhead expenses.

For the nine and three months ended September 30, 2007, comprehensive (loss) was ($168.5) million and ($4.7) million, respectively, including the net unrealized gain/(loss) on available-for-sale securities of $2.1 million and $0.0 million and the reclassification during the nine months ended September 30, 2007 of the other-than-temporary loss on MBS of $55.3 million. For the nine and three months ended September 30, 2007, realized loss on mortgage-backed securities sales of $19.4 million and $0.0 million were made to reflect the realized loss on sales of assets previously reflected in comprehensive loss as unrealized losses on available-for-sale securities.  For the nine and three months ended September 30, 2006, comprehensive income/(loss) was ($37.2) million and $6.1 million, respectively, including the net unrealized gain/(loss) on available-for-sale securities of ($21.5) million and $12.4 million, respectively. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) is as follows:

(in thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net (loss)	$(245,261)	$(15,623)	$(4,723)	$(6,256)
Realized loss on MBS	19,389	-	-	-

Other-than-temporary loss on MBS	55,250	-	-	-

Unrealized gain (loss) on available-for-sale securities, net	2,135	(21,536)	-	12,360

Comprehensive (loss)	$(168,487)	$(37,159)	$(4,723)	$6,104

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  Accumulated other comprehensive loss is the difference between the fair market value of the portfolio of MBS securities and their cost basis.  The unrealized gain on available-for-sale securities for the nine months ended September 30, 2007 was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities.  The increased amortization for the period was the result of the continued upward resetting of ARM securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of September 30, 2007, partially because of the consequences of Bimini Capital’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Bimini Capital’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the nine months ended September 30, 2007, Bimini Capital's REIT taxable loss was approximately $78.0 million less than Bimini Capital's net loss from REIT activities computed in accordance with GAAP. The most significant difference was the impairment taken on available-for-sale securities which is reflected in GAAP earnings but is not a deduction to arrive at REIT taxable income.  Another contributor is attributable to interest on inter-company loans with OITRS as well as timing differences in the recognition of compensation expense attributable to phantom stock awards.  In April of 2007, the Board of Directors of the Company approved the forgiveness of up to $108.3 million of inter-company debt with OITRS.  Such action will reduce future interest income associated with the inter-company debt. With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain as to the amount (the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Bimini Capital). Since inception through September 30, 2007, Bimini Capital's REIT taxable income is approximately $92.9 million greater than Bimini Capital's financial statement net income as computed in accordance with GAAP.  During the nine months ended September 30, 2007, tax capital losses from the sale of MBS assets were realized; these capital losses are only available to the REIT to offset future capital gains and therefore they do not reduce REIT taxable income.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the nine and three months ended September 30, 2007, the REIT generated ($7.8) million and $1.4 million of net interest income (loss).  Included in these results were $90.8 million and $24.6 million of interest income, respectively, offset by $98.6 million and $23.2 million of interest expense, respectively.  Inclusive in these results is the quarterly retrospective adjustment of ($4.8) million and ($0.4) million for the nine and three month periods ended September 30, 2007. The retrospective adjustment is described below under Critical Accounting Policies/Income Recognition. Net interest income is (down)/up approximately ($18.1) million and $3.3 million, respectively, compared to the nine and three months ended September 30, 2006.  The decline is mostly the result of the approximately 59.3% reduction in the MBS investment portfolio.

For the nine and three months ended September 30, 2007, the REIT’s general and administrative costs were $5.7 million and $1.9 million, respectively. For the nine and three months ended September 30, 2006, the REIT’s general and administrative costs were $7.0 million and $1.9 million, respectively. The decrease in general and administrative expenses was primarily the result of a reduction in employee bonus accruals.  Operating expenses, which incorporate trading costs, fees and other direct costs, were $0.6 million and $0.2 million, for the nine and three months ended September 30, 2007 and $0.7 million and $0.2 million for the nine and three months ended September 30, 2006, respectively.

As stated above, the REIT recorded permanent impairment charges to various MBS securities during the nine months ended September 30, 2007.  In addition, certain securities were sold that were impaired at the time of sale.  As a result, the REIT had $20.5 million and $1.1 million, respectively, in losses from the sale of securities in the MBS portfolio during the nine and three months ended September 30, 2007.  For the nine and three months ended September 30, 2006, Bimini Capital reported no gains/loss from the sale of MBS.

As of September 30, 2007, Bimini Capital’s MBS portfolio consisted of $1.3 billion of agency or government MBS at fair value and had a weighted average yield on assets of 6.11% and a net weighted average borrowing cost of 5.23%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of September 30, 2007:

Asset Category	Market Value (in thousands)	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
Adjustable-Rate MBS	$640,670	51.09%	5.90%	342	1-July-46	2.97	9.63%	2.14%
Fixed-Rate MBS	$252,695	20.15%	7.17%	295	1-Sept-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	$360,529	28.76%	6.06%	346	1-Sept-37	41.55	11.85%	3.57%
Total Portfolio	$1,253,894	100.00%	6.20%	334	1-July-46	16.86	10.43%	2.94%

Agency	Market Value (in thousands)	Percentage of Entire Portfolio
Fannie Mae	$1,126,744	89.86%
Freddie Mac	98,649	7.87%
Ginnie Mae	28,501	2.27%
Total Portfolio	$1,253,894	100.00%

Entire Portfolio
Effective Duration (1)	1.33
Weighted Average Purchase Price	$102.65
Weighted Average Current Price	$101.40

(1)	Effective duration of 1.33 indicates that an interest rate increase of 1% would be expected to cause a 1.33% decline in the value of the MBS in the Company’s investment portfolio.

In evaluating Bimini Capital’s MBS portfolio assets and their performance, Bimini Capital’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

Bimini Capital’s portfolio of MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. Bimini Capital seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Bimini Capital’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

Prepayments on the loans underlying Bimini Capital’s MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, Bimini Capital gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in Bimini Capital’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration.

As of September 30, 2007, approximately 51.09% of the REIT portfolio is comprised of short duration ARM securities.   The REIT favors such securities since they offer attractive yields relative to alternative securities in an inverted yield curve environment such as the one the Company has been operating in recently.  Going forward, to the extent the shape of the yield curve is less or not inverted, the composition of the portfolio may be changed to better take advantage of opportunities in the market at that time.

The value of the REIT’s MBS portfolio changes as interest rates rise or fall.  Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Bimini Capital primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Bimini Capital generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of September 30, 2007, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $640,670)
Change in fair value	$4,120	$(4,120)	$(8,240)
Change as a percent of fair value	0.64%	(0.64%)	(1.29%)
Fixed-Rate MBS
(Fair Value $252,695)
Change in fair value	$7,479	$(7,479)	$(14,958)
Change as a percent of fair value	2.96%	(2.96%)	(5.92%)
Hybrid Adjustable-Rate MBS
(Fair Value $360,529)
Change in fair value	$5,132	$(5,132)	$(10,264)
Change as a percent of fair value	1.42%	(1.42%)	(2.85%)
Cash
(Fair Value $ 24,873,520)
Portfolio Total
(Fair Value $1,253,894)
Change in fair value	$16,731	$(16,731)	$(33,462)
Change as a percent of fair value	1.33%	(1.33%)	(2.67%)

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

	Interest Rates Fall 100 Basis Points	Interest Rates Rise 100 Basis Points	Interest Rates Rise 200 Basis Points
Adjustable-Rate MBS
(Fair Value $640,670)
Change in fair value	$3,120	$(5,217)	$(13,121)
Change as a percent of fair value	0.49%	(0.81%)	(2.05%)
Fixed-Rate MBS
(Fair Value $252,695)
Change in fair value	$5,629	$(8,907)	$(19,495)
Change as a percent of fair value	2.23%	(3.52%)	(7.71%)
Hybrid Adjustable-Rate MBS
(Fair Value $360,529)
Change in fair value	$2,991	$(6,982)	$(16,240)
Change as a percent of fair value	0.83%	(1.94%)	(4.50%)
Cash
(Fair Value $24,873,520)
Portfolio Total
(Fair Value $1,253,894)
Change in fair value	$11,740	$(21,105)	$(48,855)
Change as a percent of fair value	0.94%	(1.68%)	(3.90%)

In addition to changes in interest rates, other factors impact the fair value of Bimini Capital's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of Bimini Capital's assets would likely differ from that shown above and such difference might be material and adverse to Bimini Capital's stockholders.

For reference, the table below shows the principal balance of Bimini Capital’s investment securities, the net unamortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous nine quarters for the portfolio of MBS securities only.  Premium or discount associated with MBS securities classified as held for trading is not amortized.   Approximately $0.5 billion of the $1.3 billion fair market value of MBS securities are classified as held-for-trading as of September 31, 2007.  The data in the table below does not include information pertaining to discontinued operations at OITRS.

(in thousands)

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
September, 30 2007	$1,236,629	$11,144	$1,253,894	101.40	$1,253,894	101.40
June 30, 2007	1,801,492	17,144	1,818,636	100.95	1,818,636	100.95
March 31, 2007	2,893,761	109,445	3,003,206	103.78	2,931,796	101.31
December 31, 2006	2,779,867	115,612	2,895,479	104.16	2,808,734	101.04
September 30, 2006	3,055,791	122,300	3,178,091	104.00	3,080,060	100.79
June 30, 2006	3,396,910	120,769	3,517,679	103.56	3,407,288	100.31
March 31,2006	3,515,113	111,361	3,626,473	103.17	3,538,554	100.67
December 31, 2005	3,457,891	112,636	3,570,527	103.26	3,494,029	101.05
September 30, 2005	3,797,401	113,393	3,910,793	102.99	3,858,320	101.60
June 30, 2005	3,784,668	114,673	3,899,341	103.03	3,876,206	102.42

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended September 30, 2007, and the nine previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.  Indicated in the table below, net interest spread (based on average investment securities held and the average balance of repurchase obligations outstanding for the period) increased during the third quarter of 2007 to 0.55% from (1.04%) in the second quarter of 2007. The total interest income figures below include the retrospective adjustment recorded for the respective quarters.  Excluding the quarterly retrospective adjustment, the net interest margin increased from 0.00% in the second quarter of 2007 to 0.66% in the third quarter of 2007.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
September 30, 2007	$1,536,265	$24,634	6.41%	$1,497,409	$21,949	5.86%	$2,685	0.55%
June 30, 2007	2,375,216	29,009	4.89%	2,322,727	34,396	5.92%	(5,387)	(1.04%)
March 31, 2007	2,870,265	41,856	5.83%	2,801,901	38,357	5.48%	3,500	0.36%
December 31, 2006	2,944,397	35,162	4.78%	2,869,210	40,400	5.63%	(5,238)	(0.86%)
September 30, 2006	3,243,674	45,850	5.65%	3,151,813	42,710	5.42%	3,140	0.23%
June 30, 2006	3,472,921	57,027	6.57%	3,360,421	42,829	5.10%	14,198	1.47%
March 31, 2006	3,516,292	42,345	4.82%	3,375,777	37,661	4.46%	4,684	0.35%
December 31, 2005	3,676,175	43,140	4.69%	3,533,486	35,913	4.07%	7,227	0.63%
September 30, 2005	3,867,263	43,574	4.51%	3,723,603	33,102	3.56%	10,472	0.95%
June 30, 2005	3,587,629	36,749	4.10%	3,449,744	26,703	3.10%	10,045	1.00%

For the three months ended September 30, 2007, ($0.4) million of the $24.6 million of interest income was attributable to the quarterly retrospective adjustment.  As a result of the retrospective adjustment, the yield on average interest earning assets for the period was reduced by 10.5 basis points to 641.4 basis points.  For the three months ended September 30, 2006, $3.5 million of the $45.8 million of interest income was derived from the quarterly retrospective adjustment.  The adjustment represented 45.0 basis points of the 450.7 basis points of the yield on average interest earning assets.

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

As of September 30, 2007, OITRS owned $1.9 million of mortgage loans net of deferred origination costs, mark to market and other adjustments which were classified as mortgage loans held for sale.  Gains/(losses) realized on the mortgage banking activities for the nine and three months ended September 30, 2007, were ($68.9) million and ($7.1) million, respectively, and for the nine and three months ended September 30, 2006, were $17.4 million and $20.1 million, respectively.  These gains/(losses) reflect the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of ($3.6) million and $5.7 million, respectively,  for the nine and three months ended September 30, 2007, and were ($1.2) million and ($0.4) million, respectively, for the nine and three months ended September 30, 2006.  OITRS’s gains/ (losses) from mortgage banking activities were the result of a sharp deterioration in the secondary market for the loans OITRS originates and sells.  Owing to fears related to the credit performance of certain types of loans OITRS originated, namely high combined loan to value (“CLTV”) and second lien mortgages, prices obtained upon sale were depressed and OITRS also experienced elevated levels of early payment defaults (EPDs), resulting in OITRS recording high loan loss reserves.

Gains/(losses) from mortgage banking activities include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses.  Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OITRS had gains/(losses) from sales of mortgages held for sale of ($36.3) million and ($6.7) million, respectively, for the nine and three months ended September 30, 2007, and $26.1 million and $6.9 million, respectively, for the nine and three months ended September 30, 2006.

The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $71.6 million as of September 30, 2007. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to higher forward LIBOR rates and increased loss assumptions on the underlying mortgage loans, the market value of the retained interests (decreased) by ($28.1) million and ($0.6) million, respectively, for the nine and three months ended September 30, 2007 and (decreased)/increased by ($1.4) million and $23.1 million, respectively, for the nine and three months ended September 30, 2006.

The table below provides details of OITRS’s (loss) on mortgage banking activities for the nine and three months ended September 30, 2007 and 2006.  OITRS recognizes a gain or loss on sale of mortgages held for sale only when the loans are actually sold.

(LOSSES) ON MORTGAGE BANKING ACTIVITIES

(in thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Fair Value adjustment of retained interests, trading	$(28,126)	$(1,406)	$(634)	$23,071
Gain/ (loss) on sales of mortgage loans	(6,064)	65,775	(11,006)	20,288
Fees on brokered loans	1,749	4,485	-	1,350
Gain/(loss) on derivatives	(4,473)	(7,329)	246	(9,851)
Direct loan origination expenses, deferred	(7,122)	686	(1,627)	(3)
Fees earned, brokering	887	2,054	182	748
Write off purchased pipeline (Purchase Accounting Adjustment)	-	(534)	-	-
	$(43,149)	$63,731	$(12,839)	$35,603
Direct loan origination expenses, reclassified	(22,181)	(45,065)	-	(14,861)
Net gain/(loss) on sale of mortgage loans	$(65,330)	$18,666	$(12,839)	$20,742
Change in market value of IRLCs	$14	$(34)	$-	$775
Change in market value mortgage loans for held for sale	$(3,604)	$(1,202)	$5,734	$(1,201)
Gain/(loss) on mortgage banking activities	$(68,920)	17,430	$(7,105)	$20,136

For the nine and three months ended September 30, 2007 and 2006, OITRS originated mortgage loans of $1.5 billion and $0.0 billion, and $4.7 billion and $1.9 billion, respectively.  For the nine and three months ended September 30, 2007, OITRS sold $2.1 billion and $0.1 billion of originated mortgage loans. For the nine and three months ended September 30, 2006, OITRS sold $4.5 billion and $1.8 billion of originated mortgage loans. Of the originated mortgage loans sold during the nine and three months ended September 30, 2007, $0.8 billion of the $2.1 billion and $0.0 billion of the $0.1 billion, respectively, were sold on a servicing retained basis. Of the originated mortgage loans sold during the nine and three months ended September 30, 2006, $2.9 billion of the $4.5 billion and $1.3 billion of the $1.8 billion, respectively, were sold on a servicing retained basis.

For the nine and three months ended September 30, 2007 and 2006, OITRS had net servicing income/ (loss) of ($13.9) million and ($1.2) million, and ($8.1) million and ($8.1) million, respectively.  The results for the nine and three month periods were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio) for the nine and three months ended September 30, 2007 and the Company’s early adoption of SFAS 156 on January 1, 2006 (for the nine and three months ended September 30, 2006).

As of September 30, 2007, OITRS held originated MSRs on approximately $0.7 billion in mortgages with a fair market value of approximately $2.6 million.  For the nine and three months ended September 30, 2007 and 2006, additions to the MSRs were $7.7 million and $0.03 million, and $35.0 million and $17.9 million, respectively.  In turn, the net fair value adjustments for the nine and three months ended September 30, 2007, reflect declines in fair value due to run-off of ($9.0) million and ($0.6) million and adjustments due to (decreases)/increases in fair value of ($4.8) million and $0.1 million, respectively.  The net fair value adjustments for the nine and three months ended September 30, 2006 reflect declines in fair value due to run-off of $14.7 million and $4.2 million, respectively, and adjustments due to (decreases) in fair value of ($8.3) million and ($9.1) million, respectively. Changes in valuation assumptions for the nine and three months ended September 30, 2007 reduced the fair market value by $2.6 million and $0.0 million, respectively.  Changes in valuation assumptions and early adoption of SFAS 156 in January of 2006 increased fair market value for the nine and three months ended September 30, 2006, by $7.3 million and $4.1 million, respectively.

Liquidity and Capital Resources

As of September 30, 2007, Bimini Capital had master repurchase agreements in place with 19 counterparties and had outstanding balances under 10 of these agreements.  None of the counterparties to these agreements are affiliates of Bimini Capital. These agreements are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2007, Bimini Capital had obligations outstanding under its repurchase agreements totaling $1.2 billion with a net weighted average borrowing cost of 5.23%.  All of Bimini Capital’s outstanding repurchase agreement obligations are due in less than 15 months with $0.04 billion maturing overnight, $0.6 billion maturing between two and 30 days, $0.1 billion maturing between 31 and 90 days and $0.5 billion maturing in more than 90 days.  Securing these repurchase agreement obligations as of September 30, 2007, were MBS with an estimated fair value of $1.3 billion and a weighted average maturity of 334 months.

As of September 30, 2007, Bimini Capital’s repurchase agreements had the following counterparties, amounts outstanding, amounts-at-risk and weighted average remaining maturities:

(in thousands)

Repurchase Agreement Counterparties	Amount Outstanding	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days	Percent of Total Amount Outstanding
JP Morgan Securities Inc.	$432,173	$(45,594)	169	35.67%
Deutsche Bank Securities, Inc.	357,227	(130,272)	204	29.49
UBS Securities LLC	151,797	(4,339)	23	12.53
Morgan Stanley	94,221	1,488	34	7.78
BNP Paribas Securities Corp.	55,959	(22,424)	10	4.62
Lehman Brothers Inc	36,703	801	174	3.03
ING Financial Markets LLC	34,440	715	75	2.84
Cantor Fitzgerald	31,942	189	78	2.64
Countrywide Securities Corporation	9,004	569	3	0.74
Goldman Sachs & Co.	8,021	262	28	0.66
Total	$1,211,487	$(198,605)		100.00%

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

The amount at risk as of September 30, 2007 would be $19.4 million versus ($198.6) million had the Company not executed the sale late in the period of certain MBS pledged to counterparties.  The sale of such securities settled on October 2, 2007 and the fulfillment of the associated repurchase obligation was accelerated.  However, as of September 30, 2007 such repurchase obligation still existed and is reflected in the table above.

Bimini Capital’s master repurchase agreements have no stated expiration, but can be terminated at any time at Bimini Capital’s option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party.  A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

Bimini Capital has entered into contracts and paid commitment fees to one counterparty providing for $0.3 billion in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract.  The facility’s capacity expiration date is April 23, 2008.  Bimini Capital has no obligation to utilize these repurchase agreement facilities.

In addition, two of the agreements described above are available to provide financing for up to $150 million to cover margin requirements associated with monthly principal payments on the MBS portfolio.

It is the Company’s present intention to seek to renew its various committed and uncommitted repurchase agreements as they become due or expire.  However, market conditions could change making the renewal of these contractual arrangements more expensive or unattainable.  Further, as discussed above, increases in short-term interest rates could negatively impact the valuation of Bimini Capital’s MBS portfolio.  Should this occur, Bimini Capital’s ability to enter into new repurchase agreements or extend its existing repurchase agreements could be limited and may cause Bimini Capital’s repurchase agreement counterparties to initiate margin calls.  Under this scenario, Bimini Capital would likely seek alternative sources of financing which could include additional debt or equity financing or sales of assets.

Given the current turmoil in the mortgage market, such alternative sources of financing are not readily available to the Company.  Further, as a result of the turmoil in the mortgage market, cash needs of OITRS were increased.  The increased needs stemmed from margin calls on the financing line for the retained interest, trading.  The Company, as guarantor, is potentially exposed to cash needs connected to the same financing line and to the extent OITRS has insufficient funds to meet margin calls or repay borrowings. Accordingly, during the three month period ended September 30, 2007, the Company undertook a series of assets sales intended to raise funds necessary to support the operations of OITRS and maintain adequate liquidity during the disruptions in the mortgage market that occurred and are continuing.

The Company has obtained a committed funding arrangement that provides specified advance rates and funding levels and is available to finance the Company’s MBS portfolio.   Should the Company’s financing be withdrawn and the Company’s committed funding agreements not be sufficient to finance all of the Company’s MBS investments, the Company may be forced to sell such assets, which may result in losses upon such sales.  While the financing in place for the Company’s retained interests, trading held by OITRS is committed through December 19, 2007, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If the Company is unable to meet such requests in the future, the Company may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests, trading may not be available or only available at substantially higher cost to OITRS.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or other assets held for sale at prices lower than the carrying value of such assets would reduce the Company’s income.  The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets beyond the capacity of the Company’s committed facility (currently $0.3 billion), increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

In May 2005, Bimini Capital completed a private offering of $51.6 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Bimini Capital of $51.6 million of junior subordinated notes. The interest rate payable by Bimini Capital on the BCTI junior subordinated notes is fixed for the first five years at 7.61% and then floats at a spread of 3.30% over three-month LIBOR for the remaining 25 years. However, the BCTI junior subordinated notes and the corresponding BCTI trust preferred securities are redeemable at Bimini Capital’s option at the end of the first five year period and at any subsequent date that Bimini Capital chooses.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. The interest rate on the BCTII junior subordinated notes and the corresponding BCTII trust preferred securities is fixed for the first five years at 7.8575% and then floats at a spread of 3.50% over three-month LIBOR for the remaining 25 years. However, the BCTII junior subordinated notes and the corresponding BCTII trust preferred securities are redeemable at Bimini Capital’s option at the end of the first five year period and at any subsequent date that Bimini Capital chooses.

Bimini Capital attempts to ensure that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, exceeds the cost of its borrowings. However, the issuance of debt at a fixed rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if Bimini Capital is not able to invest at yields that exceed the interest rates of the Company’s junior subordinated notes and other borrowings.

LIQUIDITY AND CAPITAL RESOURCES OF THE DISCONTINUED OPERATIONS OF OITRS

OITRS has a $80.0 million committed line of credit secured by OITRS’s retained interests in securitizations.   The facility matures December 19, 2007.  The facility contains various covenants pertaining to tangible net worth, available cash and liquidity and a leverage ratio.  As of September 30, 2007, OITRS was in compliance with respect to all such covenants.   In the event OITRS defaulted under the terms of the agreement, the lenders could force OITRS to liquidate the retained interest, trading, seek payment from the Company as guarantor, or force OITRS into an involuntary bankruptcy.  In the event the Company was required to perform under its duties as guarantor, the Company’s liquidity would be constrained or it may not be able to satisfy such obligations.  In such event, this would also constitute an event of default under the terms of the agreement and the lenders would have the same remedies available to them as above.  As of September 30, 2007, OITRS had an outstanding balance of approximately $37.3 million outstanding on the line of credit with the rate based on a spread to LIBOR.

Outlook

As discussed above, the Company's results of operations for the nine and three months ended September 30, 2007 continue to be impacted by disruptions in the residential mortgage market, the mortgage backed securities market and a general tightening of credit conditions brought about by adverse actions taken by ratings agencies, liquidations of various investment funds and substantial losses incurred by various market participants.  As a result of these events, the Federal Reserve Open Market Committee has adjusted their target for overnight lending rates which has positively impacted the Company’s borrowing rates.

The funding costs of the MBS portfolio have stabilized and the yield on the MBS assets now exceeds the funding costs through the combination of Federal Reserve actions mentioned above and as a result of the impairment charge taken. The need to fund negative cash flow operations at OITRS precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout much of 2006 and 2007.  Further, OITRS has exposure to early payment default claims that have been received from buyers of mortgage loans sold in the past.  The settlement of such claims will also need to be funded.  The Company believes that adequate reserves have been recorded for such exposure.

Going forward, the reduced cash flow needs for OITRS and resulting halt to asset sales should allow the NIM of the MBS portfolio to remain positive.  However, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.

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

LONG-LIVED ASSETS

The Company makes judgments and estimates about the carrying value of long-lived assets, comprising of property and equipment, including amounts to be capitalized, depreciation methods and useful lives. The Company also reviews these assets for impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The impairment test consists of a comparison of an asset’s fair value with its carrying value; if the carrying value of the asset exceeds its fair value, an impairment loss is recognized in the Consolidated Statement of Operations in an amount equal to that excess. When an asset’s fair value is not readily apparent from other sources, management’s determination of an asset’s fair value requires it to make long-term forecasts of future net cash flows related to the asset. These forecasts require assumptions about future demand, future market conditions and regulatory developments. Significant and unanticipated changes to these assumptions could require a provision for impairment in a future period.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels (discussed in Note 11) required management to test the associated long lived assets for recoverability.  In connection with the testing of recoverability of the long lived assets, OITRS recorded an impairment charge of $8.9 million and $0.0 million, respectively, for the nine and three months ended September 30, 2007.  Further, in accordance with SFAS 144, such long lived assets were reported by OITRS as held for use as of March 31, 2007, and have been included in discontinued operations for the remainder of 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit (OITRS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount.  The closure and or sale of the mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization.  Accordingly, OITRS recorded impairment charges of both goodwill and other intangible assets not subject to amortization of approximately $3.4 million and $0.0 million, respectively, for the nine and three months ended September 30, 2007.

MORTGAGE BACKED SECURITIES

The Company’s investments in MBS are classified as available-for-sale securities or held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on managements own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in SFAS No. 107, Disclosures about the Fair Value of Financial Instruments.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of September 30, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.  Such an event occurred in the period ended June 30, 2007 and as a consequence the cost basis of all MBS securities was written down to fair value and the previously unrealized loss recognized in earnings.   As of June 30, 2007, all available-for-sale securities would then be valued as a lower of cost or market basis.

RETAINED INTEREST, TRADING

Retained interest, trading is the subordinated interests retained by the Company from the Company’s various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes (see Note 11). Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future.  The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.  In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

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

As of September 30, 2007, and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	September 30, 2007	December 31, 2006
Carrying value of retained interests – fair value	$71,593	$104,199
Weighted average life (in years)	4.57	4.26
Prepayment assumption (annual rate)	30.46%	37.88%
Impact on fair value of 10% adverse change	$(5,394)	$(8,235)
Impact on fair value of 20% adverse change	$(10,095)	$(14,939)
Expected Credit losses (annual rate)	0.83%	0.56%
Impact on fair value of 10% adverse change	$(4,474)	$(3,052)
Impact on fair value of 20% adverse change	$(8,899)	$(6,098)
Residual Cash-Flow Discount Rate	20.00%	16.03%
Impact on fair value of 10% adverse change	$(4,090)	$(4,575)
Impact on fair value of 20% adverse change	$(7,808)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(20,473)	$(18,554)
Impact on fair value of 20% adverse change	$(38,997)	$(39,292)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of September 30, 2007 and December 31, 2006.

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

As of September 30, 2007, and December 31, 2006, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	September 30, 2007	December 31, 2006
Prepayment assumption (annual rate) (PSA)	450.9	424.6
Impact on fair value of 10% adverse change	$(74)	$(3,923)
Impact on fair value of 20% adverse change	$(144)	$(7,557)
MSR Cash-Flow Discount Rate	14.16%	14.50%
Impact on fair value of 10% adverse change	$(124)	$(3,505)
Impact on fair value of 20% adverse change	$(236)	$(6,727)

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

INCOME RECOGNITION

Interest income on available-for-sale MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the MBS using the effective yield method adjusted for the effects of estimated prepayments based on SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases - an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Adjustments are made using the retrospective method to the effective interest computation each reporting period based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages. To make assumptions as to future estimated rates of prepayments, the Company currently uses actual market prepayment history for the securities it owns and for similar securities that the Company does not own and current market conditions. If the estimate of prepayments is incorrect, the Company is required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

For securities classified as held for trading interest income is based on the stated interest rate and the outstanding principal balance, premium or discount associated with the purchase of the MBS are not amortized.

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million and $0.0 million, respectively, during the nine and three months ended September 30, 2007 were capitalized as direct loan origination costs included in loss from discontinued operations.

Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by the Company (or by a sub-servicer where the Company is the master servicer) and is recorded as income as the installment payments on the mortgages are received by the Company or the sub-servicer.

INCOME TAXES

Bimini Capital has elected to be taxed as a REIT under the Code. As further described below, Bimini Capital’s subsidiary, OITRS a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

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

Off-Balance Sheet Arrangements

As previously discussed OITRS pools loans originated or purchased and then sells them or securitizes them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During the third quarter of 2007, OITRS did not execute a securitization, and is not expected to do so in the future. However, OITRS held approximately $71.6 million of retained interests from securitizations as of September 30, 2007.

The cash flows associated with OITRS’s securitization activities over the nine and three months ended September 30, 2007, were as follows:

(in thousands)

	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2007
Proceeds from securitizations	$-	$-
Servicing fees received	11,375	1,684
Servicing advances net of repayments	5,110	3,678
Cash flows received on retained interests	4,479	1,570

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

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims is inherently unpredictable. However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See also Notes 8 and 11 to the Company’s accompanying consolidated financial statements.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against the Company, certain of the Company’s current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against the Company, certain of the Company’s current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The Company believes the plaintiffs’ claims in these actions are without merit, has filed a motion to consolidate these actions and intends to vigorously defend the cases.

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO BIMINI CAPITAL’S MBS PORTFOLIO

Interest rate mismatches between Bimini Capital’s adjustable-rate securities and its borrowings used to fund purchases of the mortgage-related securities may reduce net income or result in a loss during periods of changing interest rates.

Bimini Capital’s portfolio of MBS includes adjustable rate MBS and hybrid adjustable rate MBS, and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates of these securities may vary over time based on changes in a short-term interest rate index, of which there are many. Bimini Capital finances its acquisitions of adjustable-rate securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but perhaps with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate securities. Short-term interest rates are ordinarily lower than longer-term interest rates. During periods of changing interest rates, this interest rate mismatch between Bimini Capital’s assets and liabilities could reduce or eliminate net income and dividend yield and could cause Bimini Capital to suffer a loss. In particular, in a period of rising interest rates, Bimini Capital could experience a decrease in, or elimination of, net income or a net loss because the interest rates on Bimini Capital’s borrowings adjust faster than the interest rates on the adjustable-rate securities.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce Bimini Capital’s net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), Bimini Capital’s borrowing costs may increase more rapidly than the interest income earned on assets. Because Bimini Capital’s assets may bear interest based on longer-term rates than its borrowings, a flattening of the yield curve would tend to decrease net income and the market value of mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease Bimini Capital’s net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event Bimini Capital’s borrowing costs may exceed its interest income and it could incur operating losses.

A significant portion of Bimini Capital’s portfolio consists of fixed-rate MBS, which may cause Bimini Capital to experience reduced net income or a loss during periods of rising interest rates.

Bimini Capital’s portfolio includes or may include fixed-rate and balloon maturity MBS. Because the interest rate on a fixed-rate mortgage never changes, over time there can be a divergence between the interest rate on the loan and the current market interest rates. Bimini Capital funds its acquisition of fixed-rate MBS with short-term repurchase agreements and term loans. During periods of rising interest rates, Bimini Capital’s costs associated with borrowings used to fund the acquisition of fixed-rate assets are subject to increases while the income it earns from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate MBS that Bimini Capital purchases and the borrowings used to purchase them, which would reduce net interest income and could cause Bimini Capital to suffer a loss.

Increased levels of prepayments on the mortgages underlying Bimini Capital’s mortgage-related securities might decrease net interest income or result in a net loss.

Pools of mortgage loans underlie the mortgage-related securities that Bimini Capital acquires. Bimini Capital generally receives payments that are made on these underlying mortgage loans. When Bimini Capital acquires mortgage-related securities, it anticipates that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected it results in corresponding prepayments on the mortgage-related securities that are faster than expected. Faster-than-expected prepayments could potentially harm the results of Bimini Capital’s operations in various ways, including the following:

•
Bimini Capital seeks to purchase some mortgage-related securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, Bimini Capital will be required to pay a premium over the market value to acquire the security. In accordance with applicable accounting rules, Bimini Capital will be required to amortize this premium over the term of the mortgage-related security. If the mortgage-related security is prepaid in whole or in part prior to its maturity date, however, Bimini Capital must expense any unamortized premium that remained at the time of the prepayment.

•
A portion of Bimini Capital’s adjustable-rate MBS may bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, Bimini Capital will have held that mortgage-related security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•
If Bimini Capital is unable to acquire new mortgage-related securities to replace the prepaid mortgage-related securities, Bimini Capital’s financial condition, results of operations and cash flow may suffer and it could incur losses.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While Bimini Capital seeks to minimize prepayment risk, it must balance prepayment risk against other risks and the potential returns of each investment when selecting investments. No strategy can completely insulate the Company from prepayment or other such risks.

Bimini Capital may incur increased borrowing costs related to repurchase agreements that would harm Bimini Capital’s results of operations.

Bimini Capital’s borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of Bimini Capital’s mortgage-related securities.

Most of the Bimini Capital’s borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, Bimini Capital’s results of operations will be harmed and it may incur losses.

Interest rate caps on Bimini Capital’s adjustable-rate MBS may reduce its income or cause it to suffer a loss during periods of rising interest rates.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage-backed security. Bimini Capital’s borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on Bimini Capital’s borrowings could increase without limitation while caps could limit the interest rates on its adjustable-rate MBS. This problem is magnified for adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, the Company may receive less cash income on adjustable-rate MBS than it needs to pay interest on its related borrowings.  Interest rate caps on Bimini Capital’s MBS could reduce its net interest income or cause it to suffer a net loss if interest rates were to increase beyond the level of the caps.

Bimini Capital may not be able to purchase interest rate caps at favorable prices, which could cause the Company to suffer a loss in the event of significant changes in interest rates.

Bimini Capital’s policies permit it to purchase interest rate caps to help it reduce Bimini Capital’s interest rate and prepayment risks associated with investments in mortgage-related securities. This strategy potentially helps the Company reduce Bimini Capital’s exposure to significant changes in interest rates. A cap contract is ultimately no benefit to Bimini Capital unless interest rates exceed the target rate. If Bimini Capital purchases interest rate caps but does not experience a corresponding increase in interest rates, the costs of buying the caps would reduce Bimini Capital’s earnings. Alternatively, Bimini Capital may decide not to enter into a cap transaction due to its expense, and it would suffer losses if interest rates later rise substantially. Bimini Capital’s ability to engage in interest rate hedging transactions is limited by the REIT gross income requirements. See "Legal and Tax Risks" below.

Bimini Capital’s leverage strategy increases the risks of Bimini Capital’s operations, which could reduce net income and the amount available for distributions to stockholders or cause Bimini Capital to suffer a loss.

Bimini Capital generally seeks to borrow between eight and twelve times the amount of Bimini Capital’s equity, although at times its borrowings may be above or below this amount. For purposes of this calculation, Bimini Capital treats trust preferred securities as an equity capital equivalent. The Company incurs this indebtedness by borrowing against a substantial portion of the market value of its mortgage-related securities. The Company’s total indebtedness, however, is not expressly limited by its policies and will depend on its and its prospective lender's estimate of the stability of its portfolio's cash flow. As a result, there is no limit on the amount of leverage that Bimini Capital may incur. Bimini Capital faces the risk that it might not be able to meet its debt service obligations or a lender's margin requirements from its income and, to the extent Bimini Capital cannot, it might be forced to liquidate some of its assets at unfavorable prices. Bimini Capital’s use of leverage amplifies the risks associated with other risk factors, which could reduce its net income and the amount available for distributions to stockholders or cause it to suffer a loss. For example:

•
A majority of Bimini Capital’s borrowings are secured by its mortgage-related securities, generally under repurchase agreements. A decline in the market value of the mortgage-related securities used to secure these debt obligations could limit Bimini Capital’s ability to borrow or result in lenders requiring it to pledge additional collateral to secure its borrowings. In that situation, Bimini Capital could be required to sell mortgage-related securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-related securities, Bimini Capital would experience losses.

•
A default under a mortgage-related security that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related security, including any cross-collateralized mortgage-related securities. This would result in a loss to Bimini Capital of the difference between the value of the mortgage-related security upon liquidation and the amount borrowed against the mortgage-related security.

•
To the extent Bimini Capital is compelled to liquidate qualified REIT assets to repay debts, Bimini Capital’s compliance with the REIT rules regarding its assets and its sources of income could be negatively affected, which would jeopardize its qualification as a REIT. Losing Bimini Capital’s REIT qualification would cause it to lose tax advantages applicable to REITs and would decrease profitability and distributions to stockholders.

•	If Bimini Capital experiences losses as a result of its leverage policy, such losses would reduce the amounts available for distribution to stockholders.

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

Bimini Capital depends on borrowings to purchase mortgage-related securities and reach Bimini Capital’s desired amount of leverage. If Bimini Capital fails to obtain or renew sufficient funding on favorable terms or at all, it will be limited in its ability to acquire mortgage-related securities, which will harm its results of operations.

Bimini Capital depends on borrowings to fund acquisitions of mortgage-related securities and reach Bimini Capital’s desired amount of leverage. Accordingly, Bimini Capital’s ability to achieve its investment and leverage objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. In addition, Bimini Capital must be able to renew or replace Bimini Capital’s maturing borrowings on a continuous basis. Bimini Capital depends on many lenders to provide the primary credit facilities for Bimini Capital’s purchases of mortgage-related securities. If Bimini Capital cannot renew or replace maturing borrowings on favorable terms or at all, it may have to sell its mortgage-related securities under adverse market conditions, which would harm its results of operations and may result in permanent losses.

Possible market developments could cause Bimini Capital’s lenders to require it to pledge additional assets as collateral. If Bimini Capital’s assets were insufficient to meet the collateral requirements, it might be compelled to liquidate particular assets at inopportune times and at unfavorable prices.

Possible market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related securities in which Bimini Capital’s portfolio is concentrated, might reduce the market value of its portfolio, which might cause its lenders to require additional collateral. Any requirement for additional collateral might compel Bimini Capital to liquidate its assets at inopportune times and at unfavorable prices, thereby harming its operating results. If Bimini Capital sells mortgage-related securities at prices lower than the carrying value of the mortgage-related securities, it would experience losses.

Bimini Capital’s use of repurchase agreements to borrow funds may give Bimini Capital’s lenders greater rights in the event that either Bimini Capital or any of its lenders file for bankruptcy, which may make it difficult for it to recover its collateral in the event of a bankruptcy filing.

Bimini Capital’s borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving its lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate its collateral under the repurchase agreements without delay if Bimini Capital files for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for Bimini Capital to recover its pledged assets in the event that its lender files for bankruptcy. Thus, the use of repurchase agreements exposes Bimini Capital’s pledged assets to risk in the event of a bankruptcy filing by either Bimini Capital’s lenders or Bimini Capital.

Because the assets that Bimini Capital acquires might experience periods of illiquidity, Bimini Capital might be prevented from selling its mortgage-related securities at favorable times and prices, which could cause it to suffer a loss and/or reduce distributions to stockholders.

Although Bimini Capital plans to hold its mortgage-related securities until maturity, there may be circumstances in which Bimini Capital sells certain of these securities. Mortgage-related securities generally experience periods of illiquidity. As a result, Bimini Capital may be unable to dispose of its mortgage-related securities at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. The illiquidity of mortgage-related securities may harm Bimini Capital’s results of operations and could cause it to suffer a loss and/or reduce distributions to stockholders.

Competition might prevent Bimini Capital from acquiring mortgage-related securities at favorable yields, which could harm its results of operations.

Bimini Capital’s net income largely depends on its ability to acquire mortgage-related securities at favorable spreads over its borrowing costs. In acquiring mortgage-related securities, Bimini Capital competes with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related securities, many of which have greater financial resources than Bimini Capital does. Additionally, many of Bimini Capital’s competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, Bimini Capital may not be able to acquire sufficient mortgage-related securities at favorable spreads over its borrowing costs, which would harm its results of operations.

Bimini Capital’s investment strategy involves risk of default and delays in payments, which could harm its results of operations.

Bimini Capital may incur losses if there are payment defaults under its mortgage-related securities. Bimini Capital’s mortgage-related securities will be government or agency certificates. Agency certificates are mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae are guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage-related securities are guaranteed as to payment of principal and interest by the respective agency issuing the security. It is possible that guarantees made by Freddie Mac or Fannie Mae would not be honored in the event of default on the underlying securities. Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae or Freddie Mac, and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage-related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac mortgage-related securities. Bimini Capital currently intends to continue to invest in such securities, even if such agencies' relationships with the federal government changes.

If Bimini Capital fails to maintain relationships with AVM, L.P. and its affiliate III Associates, or if it does not establish relationships with other repurchase agreement trading, clearing and administrative service providers, it may have to reduce or delay its operations and/or increase its expenditures.

Bimini Capital has engaged AVM, L.P. and its affiliate III Associates, to provide it with certain repurchase agreement trading, clearing and administrative services. If Bimini Capital is unable to maintain relationships with AVM and III Associates or is unable to establish successful relationships with other repurchase agreement trading, clearing and administrative service providers, it may have to reduce or delay Bimini Capital’s operations and/or increase its expenditures and undertake the repurchase agreement trading, clearing and administrative services on its own.

LEGAL AND TAX RISKS

If Bimini Capital fails to qualify as a REIT, it will be subject to federal income tax as a regular corporation and may face a substantial tax liability.

Bimini Capital intends to operate in a manner that allows it to qualify as a REIT for federal income tax purposes. However, REIT qualification involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under technical and complex provisions of the Code, as amended, or the Code, for which only a limited number of judicial or administrative interpretations exist. The determination that Bimini Capital qualifies as a REIT requires an analysis of various factual matters and circumstances that may not be totally within its control. Accordingly, it is not certain Bimini Capital will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize Bimini Capital’s REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for Bimini Capital to qualify as a REIT. If Bimini Capital fails to qualify as a REIT in any tax year, then:

•
it would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on its taxable income at regular corporate rates;

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and could force Bimini Capital to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•
unless Bimini Capital was entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which it lost its qualification, and its cash available for distribution to its stockholders therefore would be reduced for each of the years in which it does not qualify as a REIT.

Even if Bimini Capital remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow. Bimini Capital may also be subject to certain federal, state and local taxes on its income and property, and its OITRS subsidiary is treated as a "taxable REIT subsidiary," which is a fully taxable corporation for federal income tax purposes. Any of these taxes would decrease cash available for distribution to the Company’s stockholders.

Complying with REIT requirements may cause Bimini Capital to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, Bimini Capital must continually satisfy tests concerning, among other things, its sources of income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. Bimini Capital may also be required to make distributions to its stockholders at unfavorable times or when it does not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder Bimini Capital’s ability to operate solely with the goal of maximizing profits.

In addition, the REIT provisions of the Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business, other than foreclosure property. This 100% tax could impact Bimini Capital’s ability to sell mortgage-related securities at otherwise opportune times if it believes such sales could result in Bimini Capital being treated as engaging in prohibited transactions. However, Bimini Capital would not be subject to this tax if it were to sell assets through a taxable REIT subsidiary. Bimini Capital will also be subject to a 100% tax on certain amounts if the economic arrangements between it and its taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.

Complying with REIT requirements may limit Bimini Capital’s ability to hedge effectively, which could in turn leave it more exposed to the effects of adverse changes in interest rates.

The REIT provisions of the Code may substantially limit Bimini Capital’s ability to hedge mortgage-related securities and related borrowings by generally requiring it to limit its income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of its gross income. In addition, Bimini Capital must limit its aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources, to less than 5% of its annual gross income. As a result, Bimini Capital may in the future have to limit the use of hedges or implement hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than Bimini Capital would otherwise want to incur. If Bimini Capital fails to satisfy the 25% or 5% limitations, unless its failure was due to reasonable cause and not due to willful neglect and it meets certain other technical requirements, it could lose its REIT qualification. Even if Bimini Capital’s failure was due to reasonable cause, it may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect its profitability.

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

To maintain Bimini Capital’s REIT qualification, Bimini Capital may be forced to borrow funds on unfavorable terms or sell its securities at unfavorable prices to make distributions to stockholders.

As a REIT, Bimini Capital must distribute at least 90% of its annual net taxable income (excluding net capital gains) to stockholders. To the extent that Bimini Capital satisfies this distribution requirement, but distributes less than 100% of its net taxable income, it will be subject to federal corporate income tax. In addition, Bimini Capital will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its stockholders in a calendar year is less than a minimum amount specified under the Code. From time to time, Bimini Capital may generate taxable income greater than its income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or its net taxable income may be greater than its cash flow available for distribution to its stockholders. If Bimini Capital does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its mortgage-related securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax. These other sources could increase Bimini Capital’s costs or reduce equity and reduce amounts available to invest in mortgage-related securities.

Reliance on legal opinions or statements by issuers of mortgage-related securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing mortgage-related securities, Bimini Capital may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect Bimini Capital’s REIT qualification and result in significant corporate-level tax.

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

Bimini Capital may recognize excess inclusion income that would increase the tax liability of our stockholders.

If Bimini Capital recognizes excess inclusion income and allocates it to stockholders, this income cannot be offset by net operating losses of the stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent the Company’s stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, it may incur a corporate level tax at the highest applicable corporate tax rate on the portion of Bimini Capital’s excess inclusion income that is allocable to such disqualified organizations.

Excess inclusion income could result if Bimini Capital holds a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if Bimini Capital were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on the Company’s mortgage-related securities securing those debt obligations (i.e., if Bimini Capital was to own an interest in a taxable mortgage pool). However, Treasury regulations have not been issued regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. Bimini Capital does not expect to acquire significant amounts of residual interests in REMICs, other than interests owned by OITRS, which is treated as a separate taxable entity for these purposes. Bimini Capital intends to structure borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Bimini Capital does, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if Bimini Capital should default on its obligations.

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

The Company’s dividend distributions are driven by its dividend distribution requirements under the REIT tax laws and its profits as calculated for tax purposes pursuant to the Code. The Company’s reported results for GAAP purposes differ materially, however, from both its cash flows and its taxable income. OITRS previously transferred mortgage loans or mortgage securities held as available-for-sale into securitization trusts to obtain long-term non-recourse funding for these assets. When OITRS surrendered control over the transferred mortgage loans or mortgage securities held as available-for-sale, the transaction was accounted for as a sale. If OITRS retained control over the transferred mortgage loans or mortgage securities available-for-sale, the transaction would have been accounted for as a secured borrowing. These securitization transactions do not differ materially in their structure or cash flow generation characteristics, yet under GAAP accounting such transactions are recorded differently. In securitization transactions that OITRS accounted for as sales, OITRS typically recorded a gain or loss on the assets transferred in its income statement and recorded the retained interests at fair value on its balance sheet. In securitization transactions accounted for as secured borrowings, all the assets and liabilities of the securitization trust would be consolidated on the financial statements of the sponsor. As a result of this and other accounting issues, stockholders and analysts must undertake a complex analysis to understand the Company’s economic cash flows, actual financial leverage, and dividend distribution requirements. This complexity may hinder the trading of the Company’s stock or may lead observers to misinterpret its results.

Recent legislation related to corporate governance may increase the Company’s costs of compliance and its liability.

Recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, have increased the costs of corporate governance, reporting and disclosure practices. These costs may increase in the future due to the Company’s continuing implementation of compliance programs mandated by these requirements. In addition, these new laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against the Company in case of non-compliance, thereby increasing the Company’s risks of liability and potential sanctions.

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

The Company’s results of operations will be derived in part from the spread between the yield on Bimini Capital’s MBS assets and the cost of Bimini Capital’s borrowings. There is no assurance that there will be a positive spread in either high interest rate environments or low interest rate environments, or that the spread will not be negative as has recently been in the case. Changes in interest rates may reduce the Company’s liquidity, financial condition and results of operations and may cause the Company’s funding costs, both at Bimini Capital and OITRS, to exceed income.  In addition, during periods of high interest rates, the Company’s dividend yield on its Class A Common Stock may be less attractive compared to alternative investments of equal or lower risk. Each of these factors could negatively affect the market value of the Company’s Class A Common Stock.

The Company’s financial position has deteriorated during 2007.  Continued deterioration may negatively affect the Company’s liquidity, results of operations and the value of the Company’s Class A Common Stock.

The Company’s financial position deteriorated during 2007 due in part to competitive conditions in the mortgage origination market.  Although the Company has taken actions and is evaluating other actions intended to improve the Company’s financial position and liquidity, there can be no assurance that the Company’s efforts will be successful.  Continued deterioration may negatively affect liquidity, results of operations and the value of the Company’s Class A Common Stock.

Bimini Capital has guaranteed certain obligations of OITRS.  If OITRS fails to meet its financial obligations, Bimini Capital may be forced to liquidate certain of Bimini Capital’s MBS assets to satisfy these guarantees which could negatively affect the Bimini Capital’s liquidity, results of operations and the value of the Company’s Class A Common Stock and may result in margin calls from Bimini Capital’s lenders.

Bimini Capital has guaranteed certain obligations of OITRS, including obligations under OITRS’s funding facilities.  Although certain of OITRS’s funding facilities are secured by collateral, if OITRS is unable to fulfill its obligations under such facilities and the value of the collateral is insufficient to repay OITRS’s obligations, Bimini Capital may be required to pay such deficiency under its guarantees of OITRS’s obligations.  To pay such deficiency, Bimini Capital may be required to sell MBS portfolio assets to generate the cash necessary to pay OITRS’s creditors and such sales may negatively affect the Company’s liquidity, results of operations and the value of the Company’s Class A Common Stock.  These sales may also result in margin calls from Bimini Capital’s lenders and transaction counterparties.

Bimini Capital is currently a defendant in securities class action lawsuits and may incur expenses that are not covered by insurance in the defense of these lawsuits.  Any expenses incurred that are not reimbursed by insurance could negatively and materially impact the Company’s financial position, liquidity and results of operations.

As described in Part II - Item 1. Legal Proceedings above, Bimini Capital has been named as a defendant in two lawsuits alleging various violations of the federal securities laws and seeking class action certification. These cases involve complex legal proceedings, the outcome of which are difficult to predict.  An unfavorable outcome or settlement of these lawsuits that is not covered by insurance could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

There may be a limited market for Bimini Capital’s Class A common stock in the future.

On October 29, 2007, NYSE Regulation, Inc. notified the Company that the Company's average global market capitalization over a consecutive thirty trading day period has fallen below the NYSE's minimum quantitative continued listing criteria for REITs of $25 million.  As a result, trading in the Company’s Class A common stock on the NYSE was suspended prior to the market opening on November 5, 2007.  The Company has applied to list its Class A common stock on another national securities market, however, no assurance can be given that the Company's Class A common stock will be approved for listing on such national securities market.  Until such time that the Company's Class A common stock is approved for listing on another national securities market, the ability to buy and sell the Company's Class A common stock may be limited and this could result in a decline in the market price of the Company’s Class A common stock.  Additionally, until such time that the Company's Class A common stock is approved for listing on another national securities market, the Company’s ability to raise capital through the sale of additional securities may be limited.

RISKS RELATED TO DISCONTINUED OPERATIONS OF OITRS

OITRS’s failure to comply with federal, state or local regulation of, or licensing requirements with respect to, mortgage lending, loan servicing, broker compensation programs, local branch operations or other aspects of OITRS’s business could harm OITRS’s operations and profitability.

As a former mortgage lender and broker and as a loan servicer, OITRS is subject to an extensive body of both state and federal law. The volume of new or modified laws and regulations has increased in recent years and, in addition, some individual municipalities have begun to enact laws that restrict loan origination and servicing activities. As a result, it may be more difficult to comprehensively identify and accurately interpret all of these laws and regulations, thereby potentially increasing OITRS’s exposure to the risks of noncompliance with these laws and regulations. OITRS’s failure to comply with these laws can lead to:

•	civil and criminal liability;

•	loss of licensure;

•	damage to OITRS’s reputation in the industry;

•	inability to sell or securitize OITRS’s loans;

•	demands for indemnification or loan repurchases from purchasers of OITRS’s loans;

•	fines and penalties and litigation, including class action lawsuits; or

•	administrative enforcement actions.

Any of these results could harm OITRS’s retained residual interests in securitizations and thus OITRS’s results of operations, financial condition and business prospects.

OITRS is subject to the risk that provisions of its loan agreements may be unenforceable.

OITRS’s rights and obligations with respect to its loans are governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing OITRS’s security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets, OITRS could be required to repurchase these loans and may not be able to sell or liquidate the loans.

An increase in interest rates could reduce the value of OITRS’s remaining loan inventory and may lead to losses.

The value of OITRS’s loan inventory is based, in part, on market interest rates. Accordingly, OITRS may experience losses on loan sales if interest rates change rapidly or unexpectedly. If interest rates rise before OITRS sells its loans, the value of the loans will decrease. If the amount OITRS receives from selling the loans is less than its cost of originating the loans, OITRS may incur net losses, and its business and operating results could be harmed.

A disruption in market conditions could reduce the prices at which OITRS is able to sell its remaining loan inventory and therefore negatively impact its results of operations.

The profitability of OITRS is based, in part, on its ability to sell its remaining inventory of mortgage loans at a profit either through the securitization market or whole loan market. Disruptions in the whole loan or securitization market brought about by deteriorating credit performance of recent mortgage originations and liquidity concerns with respect to originators or other market participants, among other factors, may affect prices buyers are willing to pay to acquire mortgage loans.  To the extent such prices do not exceed OITRS’s cost to originate or acquire such loans, OITRS may incur losses upon sales of such loans.

OITRS may have to repurchase loans it has sold to the whole loan market due to early payment defaults.

When OITRS sells loans to the whole loan market it may be required to repurchase loans upon which the underlying borrowers default in the payment of principal or interest. When such borrowers fail to make their initial payments (referred to as Early Payment Defaults or EPDs) the contractual arrangements under which the sale was executed may require OITRS to repurchase the loan from the buyer.  In these cases, OITRS may be obligated to repurchase such loans at prices greater than their then fair market value, which could have a material and adverse affect on OITRS’s results of operations. When OITRS purchases loans from a third-party seller that it then sells into the whole loan market, OITRS obtains representations and warranties from the third-party seller that sold the loans to it that generally parallel the representations and warranties it provided to its purchasers of such loans. As a result, the Company believes that OITRS has the potential for recourse against the third-party seller of the loans. However, if OITRS does not have recourse against the third-party seller, or if the original third-party seller is not in a financial position to be able to repurchase the loan, OITRS may not be able to recoup the cash resources used to repurchase such loans and therefore may be required to sell such loans at prices less than their repurchase price, thus incurring a loss upon resale.  Further, if OITRS is unable to obtain recourse from such third-party sellers, such inability could materially negatively affect OITRS’s liquidity, financial position and results of operations, which in turn could negatively affect the Company’s liquidity, financial position and results of operations.

Retaining subordinated interests in securitizations exposes OITRS to increased credit risk.

OITRS has maintained and may continue to maintain an interest in loans that it originates and securitizes by retaining subordinated interests in MBS that evidence interests in such loans. Subordinated interests are classes of MBS that may incur losses experienced on the related loans prior to the more senior MBS issued in the related transaction. If the actual rate and severity of losses on the related loans are higher than those assumed by OITRS, the actual return on OITRS’s investment in those subordinated interests may be lower than anticipated.

OITRS may be subject to losses due to misrepresented or falsified information or if OITRS obtains less than full documentation with respect to its mortgage loans.

When OITRS originates mortgage loans, it relies upon information supplied by borrowers and other third parties, including information contained in the applicant's loan application, property appraisal reports, title information and employment and income documentation. If any of this information is misrepresented or falsified and if OITRS does not discover it before funding a loan, the actual value of the loan may be significantly lower than anticipated. As a practical matter, OITRS generally would bear the risk of loss associated with a misrepresentation, whether made by the loan applicant, the mortgage broker, another third party or one of OITRS’s employees. A loan subject to a material misrepresentation typically cannot be sold or is subject to repurchase or substitution if it is sold or securitized prior to detection of the misrepresentation. Although OITRS may have rights against persons and entities who made or knew about the misrepresentation, those persons and entities may be difficult to locate, and it is often difficult to collect from them any monetary losses that OITRS may have suffered.

In the case of certain loan products, OITRS does not receive full documentation of the borrower's income and/or assets. Instead, OITRS bases its credit decision on the borrower's credit score and credit history, the value of the property securing the loan and the effect of the loan on the borrower's debt service requirements.  The Company believes that there is a higher risk of default on loans where there is less than full documentation of the borrower's income and/or assets.

Some of the loans that OITRS originated were subprime, rather than prime, and generally have delinquency and default rates higher than prime loans, which could result in higher loan losses.

OITRS previously originated subprime loans. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. In whole loan sales, OITRS’s risk of delinquency typically only extends to the first payment. OITRS also assumes the risks of delinquency and default for loans that it is obligated to repurchase. OITRS previously attempted to manage these risks with risk-based loan pricing and appropriate underwriting policies. However, the Company cannot assure that such management policies will prevent delinquencies or defaults and, if such policies and methods are insufficient to control OITRS’s delinquency and default risks and do not result in appropriate loan pricing, its business, financial condition, liquidity and results of operations could be harmed.

Geographic concentration of mortgage loans that OITRS previously originated or purchased increases OITRS’s exposure to risks in those areas.

Concentration of mortgage loans that OITRS previously originated or purchased in any one geographic area increases OITRS’s exposure to the economic and natural hazard risks associated with that area. Declines in the residential real estate markets in which OITRS’s loans were concentrated may reduce the values of the properties collateralizing mortgages which in turn may increase the risk of delinquency, foreclosure, bankruptcy, or losses from those loans. To the extent that a large number of loans are impaired, OITRS’s financial condition and results of operations may be adversely affected, which in turn may adversely affect the Company’s financial condition and results of operations.

To the extent that OITRS has a large number of loans in an area affected by a natural disaster, OITRS may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricane Katrina and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease OITRS’s ability to recover losses on properties affected by such disasters and could harm OITRS’s retained residual interests in securitizations and thus OITRS’s financial condition and results of operations, which could in turn harm the Company’s financial condition and results of operations.

Differences in OITRS’s actual experience compared to the assumptions that OITRS uses to determine the value of its mortgage securities held as available-for-sale could adversely affect OITRS’s financial position.

Currently, OITRS’s securitization of mortgage loans are structured to be treated as sales for financial reporting purposes and, therefore, result in gain recognition at closing. Delinquency, loss, prepayment and discount rate assumptions have a material impact on the amount of gain recognized and on the carrying value of the retained mortgage securities held as available-for-sale (where applicable). The gain on sale method of accounting may create volatile earnings in certain environments. If OITRS’s actual experience differs materially from the assumptions that it uses to determine the value of its mortgage securities held as available-for-sale, future cash flows, and results of operations could be negatively affected.

OITRS’s results of operations and liquidity would suffer if it was unable to sell the mortgage loans that it previously originated.

OITRS attempts to sell all of the mortgage loans that it previously originated and that are not securitized in the secondary market. OITRS’s ability to sell mortgage loans depends on the availability of an active secondary market for residential mortgage loans. Additionally, OITRS attempts to sell substantially all of the mortgages to institutional buyers. If these financial institutions cease to buy its loans and equivalent purchasers cannot be found on a timely basis, then OITRS’s results of operations and liquidity could be harmed. OITRS’s results of operations and liquidity could also be harmed if these financial institutions or other purchasers lower the price they pay to OITRS or adversely change the material terms of their loan purchases from OITRS. The prices at which OITRS sells its loans vary over time. A number of factors determine the price OITRS receives for its loans. These factors include:

•      the number of institutions that are willing to buy OITRS’s loans;

•      the amount of comparable loans available-for-sale;

•      the levels of prepayments of, or defaults on, loans;

•      the types and volume of loans OITRS sells;

•      the level and volatility of interest rates; and

•      the quality of OITRS’s loans.

Changes in laws in the states where OITRS operates could also adversely affect its ability to sell its remaining inventory of mortgage loans.

OITRS may have to repurchase loans it has sold to the whole loan market and loans it has sold via securitizations.

OITRS may be required to repurchase loans that are the subject of fraud, irregularities in its loan files or process, or that result in OITRS breaching the representations and warranties in the contract of sale. In addition, when OITRS sells loans to the whole loan market it may be required to repurchase loans upon which the underlying borrowers default in the payment of principal or interest. In these cases, OITRS may be obligated to repurchase loans at prices greater than their then fair market value, which could have a material and adverse affect on OITRS’s liquidity, financial position and results of operations. When OITRS purchases loans from a third-party seller that it then sells into the whole loan market or to a securitization trust, OITRS obtains representations and warranties from the third-party seller that sold the loans to it that generally parallel the representations and warranties it provided to its purchasers of such loans. As a result, the Company believes that OITRS has the potential for recourse against the third-party seller of the loans. However, if OITRS does not have recourse against the third-party seller, or if the original third-party seller is not in a financial position to be able to repurchase the loan, OITRS may have to use cash resources to repurchase such loans at prices greater than their then fair market value, which could materially and adversely affect OITRS’s liquidity, financial position and results of operations.

Failure to timely renew or obtain adequate financing under OITRS’s funding facilities may harm OITRS’s liquidity, financial condition and results of operations.

OITRS is substantially dependent upon funding facilities entered into in the ordinary course of OITRS’s business.  One of these funding facilities is scheduled to expire on December 19, 2007. Any failure to timely renew or obtain adequate financing under a new funding facility for any reason, could harm OITRS’s liquidity, financial condition and results of operations, which in turn could harm the Company’s liquidity, financial condition and results of operations and the Company’s ability to make distributions to its stockholders. Further, any increase in the cost of OITRS’s financing in excess of any increase in the income derived from OITRS’s assets could harm OITRS’s results of operations, which in turn could harm the Company’s results of operations and the Company’s ability to make distributions to its stockholders.

The terms of OITRS’s financing facilities contain restrictive financial and other covenants.  The failure to satisfy any of these covenants may restrict OITRS’s ability to pay dividends to the Company and could result in the termination of OITRS’s funding facilities.

The terms of OITRS’s funding facilities contain restrictive financial and other covenants that, among other things, will require the Company to maintain a minimum level of tangible net worth.  If the Company is not in compliance with these financial and other covenants in the funding facilities, OITRS’s ability to pay dividends to Bimini Capital may be restricted, which could reduce the earnings available for distribution to the Company’s stockholders.  In addition, the failure to satisfy any of these covenants is generally deemed a default that gives OITRS’s lenders the right to terminate OITRS’s funding facilities absent the ability of OITRS to cure such default or the waiver of such default by OITRS’s lenders.  If OITRS is unable to cure a default or obtain a waiver of a default from its lenders, OITRS’s existing funding facilities could be terminated and OITRS would then need to obtain alternative financing.

Possible market developments could cause OITRS’s lenders to require OITRS to pledge additional assets as collateral; if OITRS’s assets are insufficient to meet such collateral requirements, then OITRS may be compelled to liquidate particular assets at an inopportune time, which may cause OITRS to incur losses.

Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of the types of mortgage assets in OITRS’s portfolio, may reduce the market value of OITRS’s portfolio, which may cause OITRS’s lenders to require additional collateral or otherwise limit its ability to borrow. This requirement for additional collateral may compel OITRS to liquidate its assets at a disadvantageous time. If the sales are made at prices lower than the amortized cost of such investments, OITRS would incur losses.

ITEM 6.                      EXHIBITS.

Exhibit No.
2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
†10.1
Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.3 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

†10.2
Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.4 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

*†10.3	Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007
*†10.4	Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007
*†10.5	Form of Phantom Share Award Agreement
*†10.6	Form of Restricted Stock Award Agreement
†10.7
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.8
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.9
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.11
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.12
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

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

BIMINI CAPITAL MANAGEMENT, INC.

Date:  November 8, 2007                                                                                     By: /s/ Robert E. Cauley
Robert E. Cauley
Vice Chairman, Senior Executive Vice President,
Chief Financial Officer, Chief Investment Officer and
Treasurer

EXHIBIT INDEX

Exhibit No.
2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
†10.1
Employment Agreement between Bimini Mortgage Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.3 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

†10.2
Employment Agreement between Bimini Mortgage Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 10.4 to the Company’s Form S-11/A, dated April 12, 2004, filed with the SEC on April 29, 2004

*†10.3	Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007
*†10.4	Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007
*†10.5	Form of Phantom Share Award Agreement
*†10.6	Form of Restricted Stock Award Agreement
†10.7
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.8
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.9
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.11
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.12
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

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