Form 10-K/A
period 2006-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2008-03-07
CIK 1275477

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Class A Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☒                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2007, there were 24,603,560 shares of the Registrant’s Class A Common Stock outstanding.  The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (22,755,539 shares) at June 30, 2007 was approximately $61.9 million.  The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of that date.  As of June 30, 2007, all of the Registrant’s Class B Common Stock was held by affiliates of the Registrant.  As of June 30, 2007, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (319,388 shares) was $319, which value is based on the initial purchase price of the Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note:  In response to comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission, the registrant is hereby amending Item 8. Financial Statements and Supplementary Data of Part II of its Annual Report on Form 10-K for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on March 14, 2007 (the “Form 10-K”), to include a corrected report of Deloitte & Touche LLP containing certain disclosures required by Auditing Standard No. 1 of the Public Company Accounting Oversight Board (United States) and Rule 2-02 of Regulation S-X that were inadvertently omitted from the report of Deloitte & Touche LLP included in the Form 10-K as originally filed.  Except for Item 8. Financial Statements and Supplementary Data of Part II of the Form 10-K which is amended hereby, the information set forth in the Form 10-K is incorporated by reference herein in its entirety.

INDEX

PART II
ITEM 8. Financial Statements and Supplementary Data.	72

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

To the Sole Member of
Opteum Financial Services, LLC
Paramus, NJ

We have audited the accompanying consolidated balance sheet of Opteum Financial Services, LLC and subsidiaries (the “Company”) (a wholly owned subsidiary of Opteum Inc.) as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from November 3, 2005 (Date of Acquisition) to December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Opteum Financial Services, LLC and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for period from November 3, 2005 (Date of Acquisition) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February 28, 2006

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 7, 2008.

BIMINI CAPITAL MANAGEMENT, INC. (Registrant)
By: /s/ Robert E. Cauley
Robert E. Cauley Vice Chairman, Senior Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)