Form 10-K
period 2007-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2008-03-14
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I

ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we” or “us”), is primarily in the business of investing in mortgage-backed securities.  We are organized and operate as a real estate investment trust, or REIT, for federal income tax purposes, and our corporate structure includes a taxable REIT subsidiary (“TRS”).  Bimini Capital’s website is located at http://www.biminicapital.com.

From November 30, 2005 to June 30, 2007 we operated a mortgage banking business through our subsidiary, Orchid Island TRS, LLC (“OITRS”).  OITRS, formerly known as Opteum Financial Services, LLC, ceased originating mortgages on June 30, 2007 and is now accounted for as a discontinued operation.

History and Structure

We were originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage backed securities (“MBS”).

•
On November 3, 2005, the Company, then known as Bimini Mortgage, acquired Opteum Financial Services, LLC.  This entity was renamed Orchid Island TRS, LLC  effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Upon closing of the transaction, OITRS became a wholly-owned taxable REIT subsidiary of the Company.  Under the terms of the transaction, the Company issued 3.7 million shares of Class A Common Stock and 1.2 million shares of Class A Redeemable Preferred Stock to the former members of OITRS.

•
On February 10, 2006, the Company changed its name to Opteum Inc. (“Opteum”).  At the Company’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OITRS were converted into shares of the Company’s Class A Common Stock on a one-for-one basis following the approval of such conversion by the Company’s stockholders.

•
On December 21, 2006, the Company sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million. Immediately following the transaction, the Company held Class A voting limited liability company membership interests in OITRS representing 92.5% of all of OITRS’s outstanding limited liability company membership interests.  In connection with the transaction, the Company also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OITRS representing 7.49% of all of OITRS’s outstanding limited liability company membership interests.  This option was not exercised.

•
On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold and the proceeds were primarily used to repay secured indebtedness.

•	On September 28, 2007, the Company changed its name to Bimini Capital Management, Inc.

We have elected to be taxed as a real estate investment trust (“REIT”) under Sections 856 and 859 of the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We have elected to treat OITRS as a taxable REIT subsidiary (TRS).

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of our portfolio of mortgage backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to our taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, were formerly conducted by OITRS and are now reported as discontinued operations.

Description of Our Business

In general, under our current business strategy, we expect to maximize the operational and tax benefits provided by our REIT structure. We seek to generate net interest income from our portfolio of mortgage-backed securities, which is the difference between (1) the interest income we receive from mortgage-backed securities and (2) the interest we pay on the debt used to finance these investments, plus certain administrative expenses.

Mortgage-Backed Securities Portfolio

Investment Strategy

Our current investment strategy, which is subject to change at any time without notice to our stockholders, is to realize net interest income from our investment in mortgage-backed securities (“MBS”). Our MBS portfolio is a leveraged investment portfolio consisting primarily of investments in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

The mortgage loans underlying pass-through certificates can generally be classified in the following categories:

•
Adjustable-Rate Mortgages.  Adjustable-Rate Mortgages, or ARMs, are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rates reset periodically. We refer to such ARMs as "traditional" ARMs.  Since interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates. We classify ARMs, as those securities whose coupons reset within one year.

•
Fixed-Rate Mortgages.  Fixed-rate mortgages allow each borrower to pay an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgage price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

•
Hybrid Adjustable-Rate Mortgages.  Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like traditional ARMs. Effectively, such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, even though hybrid ARMs usually have a short time period in which the interest rate is fixed, during such period the price sensitivity may be high.

•
Balloon Maturity Mortgages. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid in periodic equal installments, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

The following table shows the breakdown of mortgage loans underlying the mortgage backed securities portfolio as of December 31, 2007 and 2006:

($ in thousands)

	December 31,
	2007		2006
	Carrying Value	% of Total	Carrying Value	% of Total
Adjustable Rate Mortgages	$177,608	25.7	$2,105,818	75.0
Fixed Rate Mortgages	113,989	16.5	626,428	22.3
Hybrid ARMs	398,982	57.8	76,488	2.7
Totals	$690,579	100.0	$2,808,734	100.0

As of December 31, 2007, 92.5% of our portfolio was issued by Fannie Mae, 6.7% was issued by Freddie Mac and 0.8% was issued by Ginnie Mae.  As of December 31, 2007, our portfolio had a weighted average yield of 6.06%.  The constant prepayment rate (CPR) for the portfolio, which reflects the annualized proportion of principal that was prepaid, was 16.38% for December 2007.  The effective duration for the portfolio was 1.267 as of December 31, 2007.  Duration measures the price sensitivity of a fixed income security to movements in interest rates.  Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

We do not anticipate investing any of our MBS portfolio assets in certain other types of mortgage related securities, known as derivative securities, such as "inverse floaters," "inverse I.O.s" and "residuals".  In evaluating our MBS portfolio assets and their performance, we primarily evaluate the following critical factors:

•	asset performance in differing interest rate environments,

•	duration of the particular MBS asset,

•	yield to maturity,

•	potential for prepayment of principal, and

•	the market price of the investment.

We seek to minimize the effects on our income caused by prepayments on the mortgage loans underlying our securities at a rate materially different than anticipated. Toward that end, we have positioned our portfolio to include securities with prepayment characteristics that we expect to result in less interest rate sensitive and, therefore, more stable prepayments.  We believe that MBS collateralized by the following types of loan pools achieves this goal.

▪
Borrowers with low loan balances have a lower economic incentive to refinance and have historically prepaid at lower rates than borrowers with larger loan balances. The reduced incentive to refinance has two parts: borrowers with low loan balances will have smaller interest savings because overall interest payments are smaller on their loans; and closing costs for refinancing, which are generally not proportionate to the size of a loan, make refinancing of smaller loans less attractive as it takes a longer period of time for the interest savings to cover the cost of refinancing.

▪
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

▪
Agency pools collateralized by loans against investment properties generally result in slower prepayments because borrowers financing investment properties are required to pay an up front premium. Payment of this premium requires a larger rate movement for the borrower to achieve the same relative level of savings upon refinancing.

We have created a diversified portfolio to avoid undue geographic, loan originator, and other types of concentrations. By maintaining essentially all of our MBS portfolio in AAA rated, government or government-sponsored or chartered enterprises and government or federal agencies, which may include an implied guarantee of the federal government as to payment of principal and interest, management believes it can significantly reduce its exposure to losses from credit risk. Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac MBS. The Company currently intends to continue to invest in such securities, even if such agencies' relationships with the federal government change.

Leverage Strategy

Our mortgage-backed securities portfolio is funded through borrowings in the repurchase market.  In addition, we use leverage in an attempt to increase potential returns to our stockholders. However, the use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. We generally borrow between eight and twelve times the amount of our equity, although our investment policies require no minimum or maximum leverage. For purposes of this calculation, we treat our trust preferred securities as an equity capital equivalent. We use repurchase agreements to borrow against existing mortgage related securities and use the proceeds to acquire additional mortgage related securities.

We seek to structure the financing in such a way as to limit the effect of fluctuations in short-term rates on our interest rate spread. In general, our borrowings are short-term and we actively manage, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of our borrowings against the interest rate indices and interest rate adjustment periods on our mortgage related securities in order to limit our liquidity and interest rate related risks.

We generally borrow at short-term rates from various lenders through various contractual agreements including, repurchase agreements. Repurchase agreements are generally, but not always, short-term in nature. Under these repurchase agreements, we sell securities to a lender and agree to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sales price we receive and the repurchase price we pay represents interest paid to the lender. This is determined by reference to an interest rate index (such as the London Interbank Offered Rate or, LIBOR) plus an interest rate spread. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the initial seller effectively pledges its securities as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. The initial seller retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the initial seller is required to repay the loan and concurrently receive its pledged collateral from the lender or, with the consent of the lender, it renews such agreement at the then prevailing financing rate. Our repurchase agreements may require us to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. At December 31, 2007, repurchase agreements outstanding totaled $678.2 million.

We have engaged AVM, L.P., a securities broker-dealer, and III Associates, a registered investment adviser affiliated with AVM, L.P., to provide us with repurchase agreement trading, clearing and administrative services. III Associates acts as our agent and adviser in arranging for third parties to enter into repurchase agreements with us, executes and maintains records of our repurchase transactions and assists in managing the margin arrangements between us and our counterparties for each of our repurchase agreements.

 Risk Management Approach

We seek to differentiate ourselves from other mortgage portfolio managers through our approach to risk management.

•	Interest Rate Risk Management

We believe the primary risk inherent in our portfolio investments is the effect of movements in interest rates. This risk arises because the effects of interest rate changes on our borrowings will not be perfectly correlated with the effects of interest rate changes on the income from, or value of, our portfolio investments. We therefore follow an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on our mortgage related securities. We seek to minimize differences between interest rate indices and interest rate adjustment periods of our adjustable-rate MBS and related borrowings by matching the terms of assets and related liabilities both as to maturity and to the underlying interest rate index used to calculate interest rate charges.

Our interest rate risk management program encompasses a number of procedures, including the following:

▪	monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage related securities compared with the interest rate sensitivities of our borrowings.

▪
structuring our repurchase agreements that fund our purchases of adjustable-rate MBS to have varying maturities and interest rate adjustment periods in order to match the reset dates on our adjustable-rate MBS.

▪
actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage related securities and comparing them to the interest rate indices and adjustment periods of our borrowings. Our liabilities under our repurchase agreements are all LIBOR based, and we select our adjustable-rate MBS to favor LIBOR indexes, among other considerations.

Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate MBS and our related borrowings. However, no assurances can be given that our interest rate risk management strategies can successfully be implemented.

We may from time to time use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. We may enter into swap or cap agreements, option, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that we may incur or plan to incur. These contracts would be intended to more closely match the effective maturity of, and the interest received on, our assets with the effective maturity of, and the interest owed on, its liabilities.  We may also use derivative financial instruments in an attempt to protect  our MBS portfolio against declines in the market value of our assets that result from general trends in debt markets. The inability to match closely the maturities and interest rates of our assets and liabilities or the inability to protect adequately against declines in the market value of our assets could result in losses. Derivative instruments will not be used for speculative purposes.

•	Credit Risk Management

We invest in a limited universe of mortgage related securities, primarily, but not limited to, those issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae is guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage related securities are guaranteed as to payment of principal and interest by the respective entity issuing the security.

•	Prepayment Risk Management

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to result in fewer prepayments. Like other fixed-income securities, when interest rates rise, the value of mortgage related securities generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage related securities and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of mortgage related securities may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension risk.”

We seek to manage the risk of prepayments of the underlying mortgages by creating a diversified portfolio with a variety of prepayment characteristics.

•	Capital Risk Management

We seek to protect our capital base through the use of a risk-based capital methodology patterned on the general principles underlying the proposed risk-based capital standards for internationally active banks of the Basel Committee on Banking Supervision, commonly referred to as the Basel II Accord. The Basel II Accord encourages banks to develop methods for measuring the risks of their banking activities to determine the amount of capital required to support those risks. Similarly, we use our methodology to calculate an internally generated risk measure for each asset in our portfolio. This measure is then used to establish a capital allocation for the asset, which in turn defines an appropriate amount of leverage.

As with the Basel approach, we identify components of risk associated with the assets we employ. However, unlike typical bank loans, which may bear a significant degree of credit risk, the risks associated with the assets that we employ are primarily related to movements in interest rates. The elements relating to interest rate risk that we analyze are:

•	effective duration,

•	convexity,

•	expected return and

•	the slope of the yield curve.

 "Effective duration" measures the sensitivity of a security's price to movements in interest rates. "Convexity" measures the sensitivity of a security's effective duration to movements in interest rates. "Expected return" captures the market's assessment of the risk of a security. We generally assume markets are efficient with respect to the pricing of risk.

While these three risk components primarily address the price movement of a security, we believe the income earning potential of our portfolio-as reflected in the slope of the yield curve-offsets potential negative price movements. We believe the risk of our portfolio is lower when the slope of the yield curve is steep, and thus is inversely proportional to the slope of the yield curve.

We use these components of risk to arrive at a risk coefficient for each asset. The product of this coefficient and the amount of the investment represents our "risk measure" for the asset. We calculate risk measures for each asset and then aggregate them into the risk measure for the entire portfolio, which guides us to an appropriate amount of overall leverage. We analyze the portfolio's risk measures on a periodic basis. Ideally, the leverage ratio will rise as the risk level of the portfolio declines and will fall as the portfolio's risk level increases. The goal of this approach is to ensure that our portfolio's leverage ratio is appropriate for the level of risk inherent in the portfolio.

POLICIES WITH RESPECT TO CERTAIN OTHER ACTIVITIES

If our Board of Directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities or the retention of cash flow (subject to provisions in the Code concerning distribution requirements and the taxability of undistributed net taxable income) or a combination of these methods. In the event that our Board of Directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time.

We have authority to offer Class A Common Stock or other equity or debt securities in exchange for property and to repurchase or otherwise reacquire shares and may engage in such activities in the future.

Subject to gross income and asset tests necessary for REIT qualification, we may invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities.

We may engage in the purchase and sale of investments. We do not underwrite the securities of other issuers.

Our Board of Directors may change any of these policies without prior notice to our stockholders and without the approval of our stockholders.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

      The following discussion summarizes the material federal income tax considerations regarding our qualification and taxation as a REIT. The information in this summary is based on the Code, current, temporary and proposed Treasury regulations promulgated under the Code, the legislative history of the Code, current administrative interpretations and practices of the Internal Revenue service (the "IRS") and court decisions, all as of the date hereof. The administrative interpretations and practices of the IRS upon which this summary is based include its practices and policies as expressed in private letter rulings which are not binding on the IRS, except with respect to the taxpayers who requested and received such rulings. No assurance can be given that future legislation, Treasury regulations, administrative interpretations and practices and court decisions will not significantly change current law, or adversely affect existing interpretations of existing law, on which the information in this summary is based. Even if there is no change in applicable law, no assurance can be provided that the statements made in the following summary will not be challenged by the IRS or will be sustained by a court if so challenged, and we will not seek a ruling with respect to any part of the information discussed in this summary. This summary is qualified in its entirety by the applicable provisions of the Code, Treasury regulations, and administrative and judicial interpretations of the Code.

INVESTORS ARE URGED TO CONSULT THEIR TAX ADVISORS REGARDING THE FEDERAL, STATE, LOCAL, AND FOREIGN TAX CONSEQUENCES TO THEM OF ACQUIRING, HOLDING AND DISPOSING OF OUR CLASS A COMMON STOCK AND THE POTENTIAL CHANGES IN APPLICABLE TAX LAWS.

General

We have elected to be taxed as a REIT under the Code commencing with our initial taxable period ended December 31, 2003. We believe that we have been organized and operated, and we intend to continue to be organized and to operate, in a manner so as to qualify as a REIT. However, no assurance can be given that we in fact qualify or will remain qualified as a REIT.

Our qualification and taxation as a REIT depends on our ability to meet, through actual annual operating results, income and asset requirements, distribution levels, diversity of stock ownership, and the various other qualification tests imposed under the Code discussed below. While we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances or in the law, no assurance can be given that our actual results for any particular taxable year will satisfy these requirements. In addition, qualification as a REIT may depend on future transactions and events that cannot be known at this time.

So long as we qualify for taxation as a REIT, we generally will be permitted an income tax deduction for qualifying dividends that we distribute to our stockholders. As a result, we generally will not be required to pay federal income taxes on our net taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. Under current law, dividends received by non-corporate U.S. stockholders through 2010 from certain U.S. corporations and qualified foreign corporations generally are eligible for taxation at the rates applicable to long-term capital gains (a maximum of 15%). This substantially reduces, but does not completely eliminate, the double taxation that has historically applied to corporate dividends. With limited exceptions, however, dividends paid by us or other entities that are taxed as REITs are not eligible for the reduced rates on dividends, and will continue to be taxed at rates applicable to ordinary income, which will be as high as 35% through 2010.

Even as a REIT, however, we will be subject to federal taxation, as follows:

▪	We will be required to pay tax at regular corporate rates on any undistributed net taxable income, including undistributed net capital gain.

▪	We may be subject to the "alternative minimum tax" on its items of tax preference, if any.

▪
If we have (i) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

▪
We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction.

▪
If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a 100% tax on an amount equal to the greater of (i) the amount by which we fail the 75% gross income test and (ii) the amount by which we fail the 95% gross income test, multiplied by a fraction intended to reflect our profitability.

▪
Commencing with our taxable year beginning on January 1, 2005, if due to reasonable cause, we fail to satisfy any of the REIT asset tests, as described below, by more than a de minimis amount, and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net taxable income generated by the nonqualifying assets.

▪
Commencing with our taxable year beginning on January 1, 2005, if we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income or asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but will be required to pay a penalty of $50,000 for each such failure.

▪
We will be required to pay a 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of (i) 85% of our ordinary net taxable income for the year; (ii) 95% of our capital gain net income for the year; and (iii) any undistributed taxable income from prior periods. This distribution requirement is in addition to, and different from, the distribution requirements discussed below.

▪
If we acquire any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we subsequently recognize gain on the disposition of the asset during the 10-year period beginning on the date that the asset is acquired, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of (i) the fair market value of the asset, over (ii) our adjusted basis in the asset, in each case determined as of the date on which the asset is acquired. The results described in this paragraph with respect to the recognition of gain will apply unless an election under Treasury regulation Section 1.337(d)-7(c) is made to cause the C corporation to recognize all of the gain inherent in the property at the time of acquisition of the asset.

▪
We will generally be subject to tax on the portion of any excess inclusion income derived from an investment in residual interests in REMICs to the extent our stock is held by specified tax-exempt organizations not subject to tax on unrelated business taxable income.

▪	We could be subject to a 100% excise tax if our dealings with any of our taxable REIT subsidiaries are not at arm's length.

In addition, our subsidiary, OITRS, has elected to be treated as a taxable REIT subsidiary, which is an entity that is subject to federal, state, and local income taxation.  OITRS’s ability to deduct interest paid or accrued to us for federal, state and local tax purposes is also subject to certain limitations.

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

Our charter provides for restrictions regarding ownership and transfer of our stock. These restrictions are intended to assist us in satisfying the share ownership requirements described in the fifth and sixth conditions above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the stock ownership rules. If we fail to satisfy any of these stock ownership rules, and no other relief provisions apply, our qualification as a REIT may terminate. If, however, we complied with the rules contained in the applicable Treasury regulations that require a REIT to determine the actual ownership of its stock and we do not know, or would not have known through the exercise of reasonable diligence, that we failed to meet the requirement of the  5/50 Rule, we would not be disqualified as a REIT.

To monitor our compliance with the stock ownership tests, we are required to maintain records regarding the actual ownership of our shares of stock. To do so, we are required to demand written statements each year from the record holders of certain percentages of our shares of stock in which the record holders are to disclose the actual owners of the shares (i.e., the persons required to include our dividends in gross income). A list of those persons failing or refusing to comply with this demand must be maintained as part of our records. A record holder who fails or refuses to comply with the demand must submit a statement with its tax return disclosing the actual ownership of the shares of stock and certain other information.

In addition, a corporation generally may not elect to become a REIT unless its taxable year is the calendar year.  Our taxable year is the calendar year.

Tax Effect of Subsidiaries

We own 92.5% of the outstanding membership interests of OITRS. We have made an election to treat OITRS as a taxable REIT subsidiary. A taxable REIT subsidiary may earn income that would be non-qualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of all outstanding stock of a taxable REIT subsidiary. However, no more than 20% of a REIT's assets may consist of the securities of taxable REIT subsidiaries. Any dividends that a REIT receives from a taxable REIT subsidiary will generally be eligible to be taxed at the preferential rates applicable to qualified dividend income and, for purposes of REIT gross income tests, will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year (although the taxable REIT subsidiary may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). Additionally, if a taxable REIT subsidiary pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, an excise tax equal to 100% of such excess will be imposed.

An unincorporated domestic entity, such as a partnership or limited liability company, that has a single owner, generally is not treated as an entity separate from its parent for federal income tax purposes. If we own 100% of the interests of such an entity, we will be treated as owning its assets and receiving its income directly. An unincorporated domestic entity with two or more owners generally is treated as a partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its proportionate share of the gross income of the partnership, based on its percentage of capital interests, for the purposes of the applicable REIT qualification tests. Commencing with its taxable year beginning on January 1, 2005, solely for purposes of the 10% value test described below, the determination of a REIT's interest in partnership assets will be based on the REIT's proportionate interest in any securities issued by the partnership, excluding for these purposes, certain excluded securities as described in the Code. Thus, our proportionate share of the assets, liabilities and items of income of any partnership, joint venture or limited liability company that is treated as a partnership for federal income tax purposes in which we acquire an interest directly or indirectly will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT. First, we must derive at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, dividends or other distributions on, and gain from the sale of, stock in other REITs, gain from the disposition of “real estate assets" (i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets) and income from certain types of temporary investments. Second, we must derive at least 95% of our gross income, excluding gross income from prohibited transactions and qualifying hedges entered into after December 31, 2004, from the sources of income that satisfy the 75% gross income test described above, and dividends, interest and gain from the sale or disposition of stock or securities, and qualifying interest rate swap and cap agreements, options, futures and forward contracts entered into before January 1, 2005 to hedge debt incurred to acquire and own real estate assets.

For these purposes, interest earned by a REIT ordinarily does not include any interest if the determination of all or some of the amount of interest depends on the income or profits of any person. An amount will generally not be excluded from the term "interest," however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

Any amount includible in our gross income with respect to a regular or residual interest in a REMIC generally is treated as interest on an obligation secured by a mortgage on real property. If, however, less than 95% of the assets of a REMIC consists of real estate assets (determined as if we held such assets), we will be treated as receiving directly our proportionate share of the income of the REMIC. In addition, if we receive interest income with respect to a mortgage loan that is secured by both real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date we became committed to make or purchase the mortgage loan, a portion of the interest income, equal to (i) such highest principal amount minus such value, divided by (ii) such highest principal amount, generally will not be qualifying income for purposes of the 75% gross income test. Interest income received with respect to non-REMIC pay-through bonds and pass-through debt instruments, such as collateralized mortgage obligations or CMOs, however, generally will not be qualifying income for purposes of the 75% gross income test.

We inevitably may have some gross income from sources that will not be qualifying income for purposes of one or both of the gross income tests. However, we intend to maintain our qualification as a REIT by monitoring and limiting any such non-qualifying income.

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may, nevertheless, qualify as a REIT for such taxable year if we are entitled to relief under applicable provisions of the Code. Generally, we may be entitled to relief if:

•	our failure to meet these tests was due to reasonable cause and not due to willful neglect

•	we attach a schedule of the sources of our income to our federal income tax return and

•	any incorrect information on the schedule was not due to fraud with intent to evade tax.

Commencing with our taxable year beginning on January 1, 2005, in order to maintain our qualification as a REIT, if we fail to satisfy the 75% or 95% gross income test, such failure must be due to reasonable cause and not due to willful neglect, and, following our identification of such failure for any taxable year, we must set forth a description of each item of our gross income that satisfies the REIT gross income tests in a schedule for the taxable year filed in accordance with regulations prescribed by the Treasury.

If we are entitled to avail ourselves of the relief provisions, we will maintain our qualification as a REIT but will be subject to certain taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT. We may not always be able to maintain compliance with the gross income tests for REIT qualification despite monitoring our income.

Foreclosure Property

Net income realized by us from foreclosure property is generally subject to tax at the maximum federal corporate tax rate (currently at 35%). Foreclosure property is real property and related personal property that is acquired through foreclosure following a default on a lease of such property or indebtedness secured by such property and for which an election is made to treat the property as foreclosure property.

Prohibited Transaction Income

Any gain realized by us on the sale of any asset other than foreclosure property, held as inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business, will be prohibited transaction income and subject to a 100% excise tax. Prohibited transaction income may also adversely affect our ability to satisfy the gross income test for qualification as a REIT. Whether an asset is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all facts and circumstances surrounding the particular transaction. While the Code provides a safe harbor which, if met, would cause a sale of an asset to not be treated as a prohibited transaction, we may not be able to meet the requirements of the safe harbor in all circumstances. Any sales of assets made through a taxable REIT subsidiary, such as OITRS, will not be subject to the prohibited transaction tax but will be subject to regular corporate income taxation.

Asset Tests

At the close of each quarter of its taxable year, we must satisfy four tests relating to the nature and diversification of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test. Third, the value of the securities we own in any taxable REIT subsidiaries, in the aggregate, may not exceed 20% of the value of our total assets. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of our total assets and we generally may not own more than 10% by vote or value of any one issuer's outstanding securities, in each case except with respect to securities of qualified REIT subsidiaries or taxable REIT subsidiaries and in the case of the 10% value test except with respect to "straight debt" having specified characteristics and other excluded securities, as described in the Code, including, but not limited to, any loan to an individual or an estate, any obligation to pay rents from real property and any security issued by a REIT. In addition, (i) our interest as a partner in a partnership is not considered a security for purposes of applying the 10% value test; (ii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership if at least 75% of the partnership's gross income is derived from sources that would qualify for the 75% gross income test, and (iii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership to the extent of our interest as a partner in the partnership.

Qualified real estate assets include interests in mortgages on real property to the extent the principal balance of a mortgage does not exceed the fair market value of the associated real property, regular or residual interests in a REMIC (except that, if less than 95% of the assets of a REMIC consist of "real estate assets" (determined as if we held such assets), we will be treated as holding directly our proportionate share of the assets of such REMIC), and shares of other REITs. Non-REMIC CMOs, however, generally do not qualify as qualified real estate assets for this purpose.

We believe that all or substantially all of the mortgage related securities that we own are and will be qualifying assets for purposes of the 75% asset test. However, to the extent that we own non-REMIC CMOs or other debt instruments secured by mortgage loans (rather than by real property) or debt securities issued by C corporations that are not secured by mortgages on real property, those securities may not be qualifying assets for purposes of the 75% asset test. We will monitor the status of our assets for purposes of the various asset tests and will seek to manage our portfolio to comply at all times with such tests.

After initially meeting the asset tests at the close of any quarter, we will not lose our qualification as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If we fail to satisfy the asset tests because we acquire securities during a quarter, we can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. Commencing with our taxable year beginning on January 1, 2005, if we fail to meet the 5% or 10% asset tests, after the 30 day cure period, we may dispose of sufficient assets (generally within six months after the last day of the quarter in which our identification of the failure to satisfy these asset tests occurred) to cure such a violation that does not exceed a de minimis amount equal to the lesser of 1% of our assets at the end of the relevant quarter or $10,000,000. For violations of any of the REIT asset tests that are due to reasonable cause and that are larger than the de minimis amount described above, we may avoid disqualification as a REIT after the 30 day cure period by taking steps including the disposition of sufficient assets to meet the asset test (generally within six months after the last day of the quarter in which our identification of the failure to satisfy the REIT asset test occurred) and paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets; provided that we file a schedule for such quarter describing each asset that causes us to fail to satisfy the asset test in accordance with regulations prescribed by the Treasury.

Annual Dividend Distribution Requirements

To maintain our qualification as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to the sum of: (i) 90% of our REIT taxable income, and (ii) 90% of our after-tax net income, if any, from foreclosure property, less (iii) the excess of the sum of certain items of our non-cash income items over 5% of our REIT taxable income. In general, for this purpose, our REIT taxable income is ordinary net taxable income computed without regard to the dividends paid deduction and net capital gain.

Only distributions that qualify for the "dividends paid deduction" available to REITs under the Code are counted in determining whether the distribution requirements are satisfied. We must make these distributions in the taxable year to which they relate, or in the following taxable year, if they are declared before we timely file our tax return for that year, paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. For these and other purposes, dividends declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder during such taxable year, provided that the dividend is actually paid by January 31 of the following taxable year.

In addition, dividends distributed by us must not be preferential. If a dividend is preferential, it will not qualify for the dividends paid deduction. To avoid being preferential, every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated other than according to its dividend rights as a class.

To the extent that we do not distribute all of our net capital gain, or we distribute at least 90%, but less than 100%, of our REIT taxable income, we will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates. Furthermore, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of the January immediately following such year) at least the sum of (i) 85% of our REIT ordinary income for such year, (ii) 95% of our REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. We intend to make timely distributions sufficient to satisfy the annual distribution requirements.

Because we may deduct capital losses only to the extent of our capital gains, we may have taxable net income that exceeds our economic income. In addition, we will recognize taxable net income in advance of the related cash flow if any of our subordinated mortgage related securities are deemed to have original issue discount. For federal income tax purposes, we generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments. As a result of the foregoing, we may have less cash than is necessary to distribute all of our taxable net income and thereby avoid corporate income tax and the excise tax imposed on certain undistributed income. In such a situation, we may need to borrow funds or issue additional common or preferred stock.

Under certain circumstances, we may be able to rectify a failure to meet the distribution requirements for a year by paying "deficiency dividends" to our stockholders in a later year, which may be included in our deduction for dividends paid for the earlier year. Although we may be able to avoid being taxed on amounts distributed as deficiency dividends, we will be required to pay to the IRS interest based upon the amount of any deduction taken for deficiency dividends.

Excess Inclusion Income

If we acquire a residual interest in a REMIC, we may realize excess inclusion income. In addition, if we are deemed to have issued debt obligations having two or more maturities, the payments on which correspond to payments on mortgage loans owned by us, such arrangement will be treated as a taxable mortgage pool for federal income tax purposes. If all or a portion of our assets are treated as a taxable mortgage pool, our qualification as a REIT generally should not be impaired. However, a portion of our taxable net income derived from such a taxable mortgage pool could be characterized as excess inclusion income. Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a residual interest in a REMIC or a taxable mortgage pool interest over (ii) the sum of an amount for each day in the calendar quarter equal to the product of (a) the adjusted issue price at the beginning of the quarter multiplied by (b) 120% of the long-term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). Our excess inclusion income, if any, would be subject to the distribution requirements applicable to REITs, notwithstanding that we may not receive current cash in respect of such amounts.  Recently issued IRS guidance indicates that any excess inclusion income recognized by us is to be allocated among our stockholders in proportion to our dividends paid. A stockholder's share of any excess inclusion income could not be offset by the stockholder’s net operating losses, would be subject to tax as unrelated business taxable income to a tax-exempt holder, and would be subject to federal income tax withholding (without reduction pursuant to any otherwise applicable income tax treaty) with respect to amounts allocable to non-U.S. stockholders.  In addition, to the extent our stock is held in record name by tax-exempt entities that are not subject to unrelated business income tax, or “disqualified organizations,” we would be taxed on our excess inclusion income allocated to such stockholders at the highest corporate tax rate (currently 35%).  Moreover, although the law is not entirely clear, the IRS has taken the position that, to the extent our stock owned by disqualified organizations is held in street name by a broker/dealer or other nominee, the broker/dealer or nominee would be liable for a tax at the highest corporate income tax rate on our excess inclusion income, if any, allocable to such disqualified organization.  Although we do not currently generate excess inclusion income, it is possible that we may generate excess inclusion income in future periods.

Hedging Transactions

From time to time we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions could take a variety of forms, including interest rate cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. We may enter into other hedging transactions, including rate locks and guaranteed financial contracts. To the extent that we enter into an interest rate swap or cap contract, option, futures contract, forward rate agreement, or any similar financial instrument prior to January 1, 2005 to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any payment under or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. To the extent we hedge with other types of financial instruments or for other purposes prior to January 1, 2005, any payment under or gain from such transactions would not be qualifying income for purposes of the 95% or 75% gross income tests. Commencing with our taxable year beginning on January 1, 2005, except to the extent provided by Treasury regulations, any income from a hedging transaction entered into after December 31, 2004 to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 95% gross income test, to the extent that the transaction hedges any indebtedness incurred or to be incurred by us to acquire or carry real estate assets. We will monitor the income generated by any such transactions in order to ensure that such gross income, together with any other non-qualifying income received by us, will not cause us to fail to satisfy the 95% or 75% gross income tests.

Failure to Qualify as a REIT

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Code do not apply, we will be required to pay taxes, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to our stockholders in any year in which we fail to qualify as a REIT will not be deductible by us and we will not be required to distribute any amounts to our stockholders. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to our stockholders will be taxable as dividends from a C corporation to the extent of our current and accumulated earnings and profits, and U.S. individual stockholders may be taxable at preferential rates on such dividends, and U.S. corporate stockholders may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, we would also be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification. Commencing with our taxable year beginning on January 1, 2005, specified cure provisions may be available to us in the event we violate a provision of the Code that would result in our failure to qualify as a REIT. We would be provided additional relief in the event that we violate a provision of the Code that would result in our failure to qualify as a REIT (other than violations of the REIT gross income or asset tests, as described above, for which other specified cure provisions are available) if (i) the violation is due to reasonable cause, and (ii) we pay a penalty of $50,000 for each failure to satisfy the provision.

State, Local and Foreign Taxation

We may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which we transact business or make investments, and our stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. Our state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. OITRS has elected to be treated as a taxable REIT subsidiary, which is an entity that is subject to federal, state and local income taxation.  In addition, the ability of OITRS to deduct interest paid or accrued to us for federal, state and local tax purposes is subject to certain limitations.

Possible Legislative or Other Action Affecting REITs

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in federal tax laws and interpretations thereof could affect the tax consequences of investing in our stock.

AVAILABLE INFORMATION

The Internet address of our corporate website is http://www.biminicapital.com. We provide copies of our periodic reports (on Forms 10-K and 10-Q) and current reports (on Form 8-K), as well as the beneficial ownership reports filed by our directors, executive officers and 10% stockholders (on Forms 3, 4 and 5) free of charge through our website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “Commission”). We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by securities rules. We also will provide any of the foregoing information without charge upon written request to Bimini Capital Management Inc., 3305 Flamingo Drive, Vero Beach, Florida 32963, Attention: Investor Relations Director.

Our filings with the Commission may be read and copied at the SEC's Public Reference Room at 100 F Street, NE., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains an Internet website at http://www.sec.gov that contains our reports, proxy information statements and other information that we will file electronically with the Commission.

Also posted on our website within the “investor relations” section under the heading “corporate governance” are (i) our Code of Business Conduct and Ethics, (ii) our Code of Ethics for Senior Financial Officers, (iii) our Corporate Governance Guidelines, (iv) our Whistleblowing and Whistleblower Protection Policy, and charters for the Audit, Compensation and Governance and Nominating Committees. These documents also are available in print upon request of any stockholder to our Investor Relations Director.

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR MBS PORTFOLIO

Interest rate mismatches between our adjustable-rate securities and our borrowings used to fund purchases of our mortgage-related securities may reduce net income or result in a loss during periods of changing interest rates.

Our portfolio of MBS includes adjustable rate MBS and hybrid adjustable rate MBS, and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates of these securities may vary over time based on changes in a short-term interest rate index, of which there are many. We finance our acquisitions of adjustable-rate securities in part with borrowings that have interest rates based on indices and repricing terms similar to, but perhaps with shorter maturities than, the interest rate indices and repricing terms of the adjustable-rate securities. Short-term interest rates are ordinarily lower than longer-term interest rates. During periods of changing interest rates, this interest rate mismatch between our portfolio assets and liabilities could reduce or eliminate net income and dividend yield and could cause us to suffer a loss. In particular, in a period of rising interest rates, we could experience a decrease in, or elimination of, net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate securities.

Interest rate fluctuations will also cause variances in the yield curve, which may reduce our net income. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on assets. Because our assets may bear interest based on longer-term rates than its borrowings, a flattening of the yield curve would tend to decrease net income and the market value of mortgage loan assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested in mortgage loans, the spread between the yields of the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs may exceed our interest income and we could incur operating losses.

A significant portion of our portfolio consists of fixed-rate MBS, which may cause us to experience reduced net income or a loss during periods of rising interest rates.

Our portfolio includes or may include fixed-rate and balloon maturity MBS. Because the interest rate on a fixed-rate mortgage never changes, over time there can be a divergence between the interest rate on the loan and the current market interest rates. We fund our acquisition of fixed-rate MBS with short-term repurchase agreements and term loans. During periods of rising interest rates, our costs associated with borrowings used to fund the acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This would reduce and could eliminate the net interest spread between the fixed-rate MBS that we purchase and the borrowings we use to purchase them, which would reduce net interest income and could cause us to suffer a loss.

Increased levels of prepayments on the mortgages underlying our mortgage-related securities might decrease net interest income or result in a net loss.

Pools of mortgage loans underlie the mortgage-related securities that we acquire. We generally receive payments that are made on these underlying mortgage loans. When we acquire mortgage-related securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. When borrowers prepay their mortgage loans faster than expected it results in corresponding prepayments on the mortgage-related securities that are faster than expected. Faster-than-expected prepayments could potentially harm the results of our operations in various ways, including the following:

•
We seek to purchase some mortgage-related securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we will be required to pay a premium over the market value to acquire the security. In accordance with applicable accounting rules, we will be required to amortize this premium over the term of the mortgage-related security. If the mortgage-related security is prepaid in whole or in part prior to its maturity date, however, we must expense any unamortized premium that remained at the time of the prepayment.

•
A portion of our adjustable-rate MBS may bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-related security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•
If we are unable to acquire new mortgage-related securities to replace the prepaid mortgage-related securities, our financial condition, results of operations and cash flow may suffer and we could incur losses.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on adjustable-rate and fixed-rate mortgage loans. While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment when selecting investments. No strategy can completely insulate us from prepayment or other such risks.

We may incur increased borrowing costs related to repurchase agreements that would harm our results of operations.

Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-related securities.

Most of the our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations will be harmed and we may incur losses.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Adjustable-rate MBS are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage-backed security. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate MBS. This problem is magnified for adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on adjustable-rate MBS than necessary to pay interest on our related borrowings.  Interest rate caps on our MBS could reduce our net interest income or cause us to suffer a net loss if interest rates were to increase beyond the level of the caps.

We may not be able to purchase interest rate caps at favorable prices, which could cause us to suffer a loss in the event of significant changes in interest rates.

Our policies permit us to purchase interest rate caps to help us reduce our interest rate and prepayment risks associated with investments in mortgage-related securities. This strategy potentially helps us reduce our exposure to significant changes in interest rates. A cap contract is ultimately no benefit to us unless interest rates exceed the target rate. If we purchase interest rate caps but do not experience a corresponding increase in interest rates, the costs of buying the caps would reduce our earnings. Alternatively, we may decide not to enter into a cap transaction due to its expense, and we would suffer losses if interest rates later rise substantially. Our ability to engage in interest rate hedging transactions is limited by the REIT gross income requirements. See "Legal and Tax Risks" below.

Our leverage strategy increases the risks of our operations, which could reduce net income and the amount available for distributions to stockholders or cause us to suffer a loss.

We generally seek to borrow between eight and twelve times the amount of our equity, although at times our borrowings may be above or below this amount. For purposes of this calculation, we treat trust preferred securities as an equity capital equivalent. We incur this indebtedness by borrowing against a substantial portion of the market value of our mortgage-related securities. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lenders’ estimates of the stability of our portfolio's cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender's margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at unfavorable prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions to stockholders or cause us to suffer a loss. For example:

•
A majority of our borrowings are secured by our mortgage-related securities, generally under repurchase agreements. A decline in the market value of the mortgage-related securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-related securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-related securities, we would experience losses.

•
A default under a mortgage-related security that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related security, including any cross-collateralized mortgage-related securities. This would result in a loss to us of the difference between the value of the mortgage-related security upon liquidation and the amount borrowed against the mortgage-related security.

•
To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to lose tax advantages applicable to REITs and would decrease profitability and distributions to stockholders.

•	If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to stockholders.

An increase in interest rates may adversely affect our stockholder’s equity, which may harm the value of our Class A Common Stock.

Increases in interest rates may negatively affect the fair market value of our mortgage-related securities. Our fixed-rate MBS will generally be more negatively affected by such increases. In accordance with GAAP, we will be required to reduce the carrying value of our mortgage-related securities by the amount of any decrease in the fair value of mortgage-related securities compared to amortized cost. If unrealized losses in fair value occur, we will have to either reduce current earnings or reduce stockholders' equity without immediately affecting current earnings, depending on how we classify the mortgage-related securities under GAAP. In either case, our stockholder’s equity will decrease to the extent of any realized or unrealized losses in fair value.

We depend on borrowings to purchase mortgage-related securities and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related securities, which will harm our results of operations.

We depend on borrowings to fund acquisitions of mortgage-related securities and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. We depend on many lenders to provide the primary credit facilities for our purchases of mortgage-related securities. If we cannot renew or replace maturing borrowings on favorable terms or at all, we may have to sell our mortgage-related securities under adverse market conditions, which would harm our results of operations and may result in permanent losses.

Possible market developments could cause our lenders to require it to pledge additional assets as collateral. If our assets were insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices.

Possible market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related securities in which our portfolio is concentrated, might reduce the market value of our portfolio, which might cause our lenders to require additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at unfavorable prices, thereby harming our operating results. If we sell mortgage-related securities at prices lower than the carrying value of the mortgage-related securities, we would experience losses.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy, which may make it difficult for us to recover our collateral in the event of a bankruptcy filing.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us.

Because the assets that we acquire might experience periods of illiquidity, we might be prevented from selling our mortgage-related securities at favorable times and prices, which could cause us to suffer a loss and/or reduce distributions to stockholders.

Although we generally plan to hold our mortgage-related securities until maturity, there may be circumstances in which we sell certain of these securities. Mortgage-related securities generally experience periods of illiquidity. As a result, we may be unable to dispose of our mortgage-related securities at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. The illiquidity of mortgage-related securities may harm our results of operations and could cause us to suffer a loss and/or reduce distributions to stockholders.

Competition might prevent us from acquiring mortgage-related securities at favorable yields, which could harm our results of operations.

Our net income largely depends on our ability to acquire mortgage-related securities at favorable spreads over our borrowing costs. In acquiring mortgage-related securities, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related securities, many of which have greater financial resources than we do. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, we may not be able to acquire sufficient mortgage-related securities at favorable spreads over our borrowing costs, which would harm our results of operations.

Our investment strategy involves risk of default and delays in payments, which could harm our results of operations.

We may incur losses if there are payment defaults under our mortgage-related securities. Our mortgage-related securities will be government or agency certificates. Agency certificates are mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae are guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage-related securities are guaranteed as to payment of principal and interest by the respective agency issuing the security. It is possible that guarantees made by Freddie Mac or Fannie Mae would not be honored in the event of default on the underlying securities. Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae or Freddie Mac, and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage-related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac mortgage-related securities. We currently intend to continue to invest in such securities, even if such agencies' relationships with the federal government changes.

If we fail to maintain relationships with AVM, L.P. and its affiliate, III Associates, or if we do not establish relationships with other repurchase agreement trading, clearing and administrative service providers, we may have to reduce or delay our operations and/or increase our expenditures.

We have engaged AVM, L.P. and its affiliate, III Associates, to provide us with certain repurchase agreement trading, clearing and administrative services. If we are unable to maintain relationships with AVM and III Associates or we are unable to establish successful relationships with other repurchase agreement trading, clearing and administrative service providers, we may have to reduce or delay our operations and/or increase our expenditures and undertake the repurchase agreement trading, clearing and administrative services on our own.

LEGAL AND TAX RISKS

If we fail to qualify as a REIT, we will be subject to federal income tax as a regular corporation and may face a substantial tax liability.

We intend to operate in a manner that allows us to qualify as a REIT for federal income tax purposes. However, REIT qualification involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under technical and complex provisions of the Code, as amended, or regulations under the Code, for which only a limited number of judicial or administrative interpretations exist. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to stockholders in computing taxable income and would be subject to federal income tax on our taxable income at regular corporate rates;

•
any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders, and could force us to liquidate assets at inopportune times, causing lower income or higher losses than would result if these assets were not liquidated; and

•
unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification, and our cash available for distribution to its stockholders therefore would be reduced for each of the years in which we do not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow. We may also be subject to certain federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to our stockholders at unfavorable times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely with the goal of maximizing profits.

In addition, the REIT provisions of the Code impose a 100% tax on income from "prohibited transactions." Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business, other than foreclosure property. This 100% tax could impact our ability to sell mortgage-related securities at otherwise opportune times if we believe such sales could result in our being treated as engaging in prohibited transactions. However, we would not be subject to this tax if we were to sell assets through a taxable REIT subsidiary. We will also be subject to a 100% tax on certain amounts if the economic arrangements between us and our taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.

Complying with REIT requirements may limit our ability to hedge effectively, which could in turn leave us more exposed to the effects of adverse changes in interest rates.

The REIT provisions of the Code may substantially limit our ability to hedge mortgage-related securities and related borrowings by generally requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must limit our aggregate gross income from non-qualified hedges, fees, and certain other non-qualifying sources, to less than 5% of our annual gross income. As a result, we may in the future have to limit the use of hedges or implement hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we fail to satisfy the 25% or 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect and we meet certain other technical requirements, we could lose our REIT qualification. Even if our failure was due to reasonable cause, we may have to pay a penalty tax equal to the amount of income in excess of certain thresholds, multiplied by a fraction intended to reflect our profitability.

Dividends paid by REITs are not qualified dividends eligible for reduced tax rates.

In general, the maximum federal income tax rate for “qualified dividends” paid to individual U.S. stockholders is 15% (through 2008). Dividends paid by REITs, however, are generally not qualified dividends eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends, which are usually qualified dividends, could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our Class A Common Stock.

To maintain our REIT qualification, we may be forced to borrow funds on unfavorable terms or sell our MBS portfolio securities at unfavorable prices to make distributions to our stockholders.

As a REIT, we must distribute at least 90% of our annual net taxable income (excluding net capital gains) to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to federal corporate income tax. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under the Code. From time to time, we may generate taxable income greater than our income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our net taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our mortgage-related securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax. These other sources could increase our costs or reduce equity and reduce amounts available to invest in mortgage-related securities.

Reliance on legal opinions or statements by issuers of mortgage-related securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing mortgage-related securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income which qualifies under the REIT gross income tests. The inaccuracy of any such opinions or statements may adversely affect our REIT qualification and could result in significant corporate-level tax.

Possible legislative or other actions affecting REITs could adversely affect us and our stockholders.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Our business may be harmed by changes to the laws and regulations affecting us, including changes to securities laws and changes to the Code provisions applicable to the taxation of REITs. New legislation may be enacted into law, or new interpretations, rulings or regulations could be adopted, any of which could adversely affect us and our stockholders, potentially with retroactive effect.

We may recognize excess inclusion income that would increase the tax liability of our stockholders.

If we recognize excess inclusion income and that is allocated to our stockholders, this income cannot be offset by net operating losses of our stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent our stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, we may incur a corporate level tax at the highest applicable corporate tax rate on the portion of our excess inclusion income that is allocable to such disqualified organizations.

Excess inclusion income could result if we hold a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on our mortgage-related securities securing those debt obligations (i.e., if we were to own an interest in a taxable mortgage pool). However, Treasury regulations have not been issued regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. We do not expect to acquire significant amounts of residual interests in REMICs, other than interests owned by our taxable REIT subsidiary, which is treated as a separate taxable entity for these purposes. We intend to structure borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if we should default on our obligations.

A portion of our distributions may be deemed a return of capital for U.S. federal income tax purposes.

The amount of our distributions to the holders of our Class A Common Stock in a given year may not correspond to REIT taxable income for that year. To the extent our distributions exceed our REIT taxable income, the distribution will be treated as a return of capital for federal income tax purposes. A return of capital distribution will not be taxable to the extent of a stockholder's tax basis in our shares but will reduce a stockholder's basis in our shares of Class A Common Stock.

Our reported GAAP financial results differ from the taxable income results that drive our dividend distributions.

Our dividend distributions are driven by the dividend distribution requirements under the REIT tax laws and our profits as calculated for tax purposes pursuant to the Code. Our reported results for GAAP purposes differ materially from both our cash flows and our REIT taxable income. As a result of the significant differences between GAAP and REIT taxable income accounting, stockholders and analysts must undertake a complex analysis to understand our tax results and dividend distribution requirements. This complexity may hinder the trading of our stock or may lead observers to misinterpret our results.

Recent legislation related to corporate governance may increase our costs of compliance and our liability.

Recently enacted and proposed laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, including the Sarbanes-Oxley Act of 2002, have increased the costs of corporate governance, reporting and disclosure practices. These costs may increase in the future due to our continuing implementation of compliance programs mandated by these requirements. In addition, these new laws, rules and regulations create new legal bases for administrative enforcement, civil and criminal proceedings against us in case of non-compliance, thereby increasing our risks of liability and potential sanctions.

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. If we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. Under the current interpretation of the SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests, with at least 25% of remaining assets invested in real estate-related securities. Mortgage-related securities that do not represent all of the certificates issued with respect to an underlying pool of mortgages may be treated as separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-related securities is limited by the provisions of the Investment Company Act.

In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-related securities issued with respect to an underlying pool as to which we holds all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-related securities under potentially adverse market conditions. Further, in order to ensure that we at all times qualify for the exemption under the Investment Company Act, we may be precluded from acquiring mortgage-related securities whose yield is higher than the yield on mortgage-related securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate our net income.

OTHER RISKS

Hedging transactions may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

We may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of MBS we hold, and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;

•	the amount of income that a REIT may earn from hedging transactions is limited by federal income tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

Our hedging activity may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders.

Terrorist attacks and other acts of violence or war may affect any market for our Class A Common Stock, the industry in which we conduct our operations, and our profitability.

Terrorist attacks may harm our results of operations and the investments of our stockholders. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our mortgage-related securities or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying our mortgage-related securities or the securities markets in general, which could harm our operating results and revenues and may result in the volatility of the market value of our Class A Common Stock.

Current loan performance data may not be indicative of future results.

When making capital budgeting and other decisions, we use projections, estimates and assumptions based on our experience with mortgage loans. Actual results and the timing of certain events could differ materially in adverse ways from those projected, due to factors including changes in general economic conditions, fluctuations in interest rates, fluctuations in mortgage loan prepayment rates and fluctuations in losses due to defaults on mortgage loans. These differences and fluctuations could rise to levels that may adversely affect our profitability.

Changes in interest rates may reduce our liquidity, financial condition and results of operations resulting in a decline in the value of our Class A Common Stock.

Our results of operations will be derived in part from the spread between the yield on our MBS assets and the cost of our borrowings. There is no assurance that there will be a positive spread in either high interest rate environments or low interest rate environments, or that the spread will not be negative as has recently been in the case. Changes in interest rates may reduce our liquidity, financial condition and results of operations and may cause our funding costs to exceed income.  In addition, during periods of high interest rates, our dividend yield on our Class A Common Stock may be less attractive compared to alternative investments of equal or lower risk. Each of these factors could negatively affect the market value of our Class A Common Stock.

Our financial position has deteriorated during 2007.  Continued deterioration may negatively affect our liquidity, results of operations and the value of our Class A Common Stock.

Our financial position deteriorated during 2007 due in part to costs associated with the closure of our taxable REIT subsidiary’s mortgage banking business.  Although we have taken actions and are evaluating other actions intended to improve our financial position and liquidity, there can be no assurance that our efforts will be successful.  Continued deterioration may negatively affect liquidity, results of operations and the value of our Class A Common Stock.

We have guaranteed certain obligations of our taxable REIT subsidiary, OITRS.  If OITRS fails to meet its financial obligations, we may be forced to liquidate certain of our MBS assets to satisfy these guarantees which could negatively affect our liquidity, results of operations and the value of our Class A Common Stock and may result in margin calls from our lenders.

We have guaranteed certain obligations of our taxable REIT subsidiary, OITRS, including obligations under OITRS’s funding facilities.  Although certain of OITRS’s funding facilities are secured by collateral, if OITRS is unable to fulfill its obligations under such facilities and the value of the collateral is insufficient to repay OITRS’s obligations, we may be required to pay such deficiency under our guarantees of OITRS’s obligations.  To pay such deficiency, we may be required to sell MBS portfolio assets to generate the cash necessary to pay OITRS’s creditors and such sales may negatively affect our liquidity, results of operations and the value of our Class A Common Stock.  These sales may also result in margin calls from our lenders and transaction counterparties.

We are currently a defendant in securities class action lawsuits and may incur expenses that are not covered by insurance in the defense of these lawsuits.  Any expenses incurred that are not reimbursed by insurance could negatively and materially impact our financial position, liquidity and results of operations.

As described in Part I - Item 3. Legal Proceedings below, we have been named as a defendant in two lawsuits alleging various violations of the federal securities laws and seeking class action certification. These cases involve complex legal proceedings, the outcomes of which are difficult to predict.  An unfavorable outcome or settlement of these lawsuits that is not covered by insurance could have a material adverse effect on our financial position, liquidity or results of operations.

There may be a limited market for our Class A Common Stock in the future.

On October 29, 2007, NYSE Regulation, Inc. notified us that our average global market capitalization over a consecutive thirty trading day period had fallen below the NYSE Euronext’s minimum quantitative continued listing criteria for REITs of $25 million.  As a result, trading in our Class A Common Stock on the NYSE Euronext was suspended prior to the market opening on November 5, 2007 and our Class A Common Stock was subsequently delisted.  We may apply to list our Class A Common Stock on another national securities market in the future, however, no assurance can be given that our Class A Common Stock will be approved for listing on such national securities market.  Until such time that our Class A Common Stock is approved for listing on another national securities market, the ability to buy and sell our Class A Common Stock may be limited and this could result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963. We believe our properties are adequate for our business as currently conducted.

 ITEM 3. LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See also Notes 10 and 12(j) to our accompanying consolidated financial statements.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  We believe the plaintiffs’ claims in these actions are without merit, we have filed a motion to consolidate these actions and we intend to vigorously defend the cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A common stock currently trades over the counter under the symbol “BMNM.PK.”  Prior to November 7, 2007, our Class A common stock was listed on the NYSE Euronext.

On March 12, 2008, the last sales price of the Class A Common Stock was $0.27 per share. The following table is a summary of historical price information and dividends declared and paid per common share for all quarters of 2007 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2007
High	$7.61	$5.98	$3.19	$1.22	$7.61
Low	4.00	2.72	0.91	0.22	0.22
Close	4.50	2.72	1.32	0.25	0.25
Dividends declared per share	0.05	-	-	-	0.05
2006
High	$9.94	$9.19	$8.95	$8.60	$9.94
Low	7.78	7.85	7.94	6.80	6.80
Close	8.56	9.02	8.05	7.60	7.60
Dividends declared per share	0.11	0.25	0.05	0.05	0.46

As of December 31, 2007, we had 24,861,404 shares of Class A Common Stock outstanding, which were held by 418 holders of record. The 418 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of over 100 beneficial owners of our Class A Common Stock.

As of December 31, 2007, we had 319,388 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 319,388 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

DIVIDEND DISTRIBUTION POLICY

      In order to maintain our qualification as a REIT under the Code, we must make distributions to our stockholders each year in an amount at least equal to:

•	90% of our REIT taxable income (computed without regard to our deduction for dividends paid and our net capital gains);

•	plus 90% of the excess of net income from foreclosure property over the tax imposed on such income by the Code;

•	minus any excess non-cash income that exceeds a percentage of our income.

In general, our distributions will be applied toward these requirements if paid in the taxable year to which they relate, or in the following taxable year if the distributions are declared before we timely file our tax return for that year, the distributions are paid on or before the first regular distribution payment following the declaration, and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. Distributions declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in such a month are treated as both paid by us and received by the stockholder during such taxable year, provided that the distribution is actually paid by us by January 31 of the following taxable year.

We anticipate that distributions generally will be taxable as ordinary income to our stockholders, although a portion of such distributions may be designated by us as capital gain or may constitute a return of capital, as occurred in 2006 and 2007. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

      Our ability to distribute the earnings of our taxable REIT subsidiary, OITRS, is accomplished through the payment of some or all of their after-tax net income, if any, in the form of dividends to us.  Certain contractual agreements with OITRS’s lenders may, under certain circumstances, limit the ability of OITRS to pay dividends to us.  Such restrictions also apply to interest on our inter-company loans to OITRS.

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2007, regarding the number of shares of Class A Common Stock that may be issued under our equity compensation plans.

Plan Category	Total number of securities to be issued upon exercise of outstanding options, warrants and rights(a)		Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	127,373	(2)	-	3,112,970	(3)
Equity compensation plans not approved by security holders (4)	-		-	-
Total	127,373		-	3,112,970

(1)  Equity compensation plans approved by shareholders include the Bimini Capital Management, Inc. 2003 Long Term Incentive Plan (the “LTI Plan”).  This plan was approved by shareholders on December 18, 2003, prior to our initial public offering.  The LTI Plan is a broad-based equity incentive plan that permits the grant of stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards.  Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the LTI Plan.
(2)  Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the LTI Plan and outstanding as of December 31, 2007.
(3)  Represents the maximum number of shares remaining available for future issuance under the terms of the LTI Plan irrespective of the 10% limitation described in footnote 1 above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2007, the maximum number of shares remaining available for future issuance under the terms of the LTI Plan as of December 31, 2007, was 1,599,110 shares.
(4)  Equity compensation plans not approved by shareholders include the Bimini Capital Management, Inc. 2004 Performance Bonus Plan (the “Performance Bonus Plan”).  The Performance Bonus Plan is an annual bonus plan that permits the issuance of Class A Common Stock in payment of awards made under the plan.  There is no limit on the number of shares available for issuance under the Performance Bonus Plan.  No shares have ever been issued under the Performance Bonus Plan and no equity based awards have ever been made under the Performance Bonus Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Except as described below, we have not repurchased any shares of our equity securities during 2007.  The following table shows shares of common stock deemed to have been repurchased in connection with the withholding of a portion of shares of Class A Common Stock to cover taxes on vested phantom shares for each calendar month during the quarter ended December 31, 2007.

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
October 2007	25,198	$0.58	-	-
November 2007	16,864	0.29	-	-
December 2007	416	0.33	-	-
Total	42,478	$0.46	-	-

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

Introduction

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of mortgage backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Opteum Financial Services, LLC and its consolidated subsidiaries. This entity, which was previously name Opteum Financial Services, LLC, and referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). Any assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, are conducted by OITRS.

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS entered into an amendment to this agreement.  The proceeds of the transactions were approximately $1.5 million plus the assumption of certain liabilities of OITRS.  The transaction, coupled with the disposal of the conduit and wholesale origination channels, resulted in a loss of approximately $10.5 million.  Going forward, OITRS will not operate a mortgage loan origination business and the results of the mortgage origination business are reported as discontinued operations for the twelve months ended December 31, 2006 and December 31, 2007.

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

Results of Operations

2007 v. 2006 PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the twelve months ended December 31, 2007, as compared to the Company’s results of operations for the twelve months ended December 31, 2006.  During the twelve month period ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.  As a result of these actions, the Company’s financial statements are not comparable to prior reports filed since the acquisition of OITRS.

Consolidated net loss for the year ended December 31, 2007, was $247.7 million, compared to a consolidated net loss of $49.5 million for the year ended December 31, 2006. Consolidated net loss per basic and diluted share of Class A Common Stock was $9.92 for the year ended December 31, 2007, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $2.03 for the comparable prior period.  The deterioration in consolidated net loss was driven primarily by a collapse in the operations at OITRS, and the secondary mortgage market generally, resulting in large losses on loan sales.  As stated above this lead to the closure/sale of their remaining operations.  The second major cause for the deterioration in operating results was a permanent impairment taken on MBS securities in the Company’s MBS portfolio.

As of June 30, 2007, the Company no longer had the ability and intent to hold until recovery MBS securities whose values were impaired as of June 30, 2007.  Accordingly, due to liquidity and working capital needs brought about by the turmoil in the mortgage market, the Company no longer had the ability to hold such assets until their amortized cost could be fully recovered.  During the three months ended June 30, 2007, the Company sold securities with a market value at the time of sale of approximately $782.0 million that were impaired at the time of sale, realizing losses on sale of $18.6 million. The Company recorded $55.3 million of permanent impairments on the remaining $1.8 billion of MBS securities held as available-for-sale in the second quarter of 2007.  During the six months ended December 31, 2007, the Company sold $1.25 billion of the remaining $1.8 billion securities that previously been classified as impaired assets, realizing gains on sale of $1.5 million. Commencing on June 30, 2007, and for the balance of 2007, such available securities permanently impaired were valued on a lower of cost or market (LOCOM) basis.  When such securities are valued on a LOCOM basis, the yield at which the Company recognized interest income is adjusted to reflect the new carrying value.  As a result of these actions, the Company’s net interest margin (or NIM) on its portfolio of MBS securities held as available for sale increased to 45 basis points as of December 31, 2007 from negative 54 basis points at December 31, 2006. The NIM measures the spread, in basis points, between the weighted average yield on the MBS portfolio and the weighted average borrowing costs on the repurchase liabilities.  This figure does not incorporate the effect of other sources of interest income or expense nor overhead expenses.  Since June 30, 2007, the Company has acquired $396.2 million of MBS assets classified as held for trading.  Such assets have a weighted average coupon of 6.454% and the Company does not amortize purchase premium or record quarterly retrospective adjustments for such assets.  Effective January 1, 2008, the Company has adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), and, as a result, all of the Company’s MBS assets will be carried at fair value with fluctuations in fair value reflected in earnings for the current period.  The Company will not amortize purchase premium on such assets or will there be a quarterly retrospective adjustment for such assets.

For the year ended December 31, 2007, comprehensive loss was $170.9 million, including the net unrealized gain on available-for-sale securities of $2.1 million and the reclassification during the year ended December 31, 2007 of the other-than-temporary loss on MBS of $55.3 million. For the year ended December 31, 2007, realized loss on mortgage-backed securities sales of $19.4 million were made to reflect the realized loss on sales of assets previously reflected in comprehensive loss as unrealized losses on available-for-sale securities.  For the year ended December 31, 2006, comprehensive loss was $49.8 million, including the net unrealized loss on available-for-sale securities of $10.2 million. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) is as follows:

(in thousands)

	Years Ended December 31,
	2007	2006
Net loss	$(247,653)	$(49,546)
Net Realized loss on MBS	19,388	-
Other-than-temporary loss on MBS	55,250	-
Reclassify other-than-temporary loss on MBS	-	9,971
Unrealized gain (loss) on available-for-sale securities, net	2,136	(10,250)
Comprehensive loss	$(170,879)	$(49,825)

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  Accumulated other comprehensive loss is the difference between the fair market value of the portfolio of MBS securities and their cost basis.  The unrealized gain on available-for-sale securities for the year ended December 31, 2007 was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities.  The increased amortization for the period was the result of the continued upward resetting of ARM securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.  As stated above, effective January 1, 2008 the Company will carry all MBS assets at fair value with fluctuation in value reflected in earnings for the period as opposed to equity via accumulated other comprehensive income/loss.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of December 31, 2007, partially because of the consequences of Bimini Capital’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Bimini Capital’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the year ended December 31, 2007, Bimini Capital's REIT taxable loss was approximately $71.8 million less than Bimini Capital's net loss from REIT activities computed in accordance with GAAP. The most significant difference was the impairment taken on available-for-sale securities which is reflected in GAAP earnings but is not a deduction to arrive at REIT taxable income. Other contributors include interest on inter-company loans with OITRS as well as timing differences in the recognition of compensation expense attributable to phantom stock awards.  In April of 2007, the Board of Directors of the Company approved the forgiveness of up to $108.3 million of inter-company debt with OITRS.  Such action will reduce future interest income associated with the inter-company debt. With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain as to both the timing and the amount, as the amount of the tax impact is measured at the fair value of the shares as of a future date and this amount may be greater than or less than the financial statement deduction already taken by Bimini Capital. Since inception through December 31, 2007, Bimini Capital's REIT taxable income is approximately $86.7 million greater than Bimini Capital's REIT financial statement net income as computed in accordance with GAAP, excluding the results of OITRS.  During the year ended December 31, 2007, tax capital losses from the sale of MBS assets were realized; these capital losses are only available to the REIT to offset future capital gains and therefore they do not reduce REIT taxable income.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the year ended December 31, 2007, the REIT generated ($8.8) million of net interest income/(loss).  Included in these results were $102.5 million of interest income offset by a $111.3 million of interest expense.  Inclusive in these results is the quarterly retrospective adjustments of ($5.1) million for the year ended December 31, 2007. The retrospective adjustment is described below under Critical Accounting Policies/Income Recognition. After the adoptions of SFAS 159 the Company will no longer record quarterly retrospective adjustments.  But, instead we reflect fluctuations in value of its MBS securities through earnings. Net interest income decreased approximately $9.2 million compared to the year ended December 31, 2006.  The decline is mostly the result of the approximately 75.4% reduction in the MBS investment portfolio, which exposed the effect of leverage created by the Company’s trust preferred obligations, offset by the wider NIM.

For the year ended December 31, 2007, the REIT’s general and administrative costs were $7.7 million. For the year ended December 31, 2006, the REIT’s general and administrative costs were $8.8 million. The decrease in general and administrative expenses was primarily the result of a reduction in employee compensation expense.  Operating expenses, which incorporate trading costs, fees and other direct costs, were $0.8 million for the year ended December 31, 2007 and $1.0 million for the year ended December 31, 2006.

As stated above, the REIT recorded permanent impairment charges to various MBS securities during the year ended December 31, 2007.  In addition, certain securities were sold that were impaired at the time of sale.  As a result, the REIT had $17.3 million in losses from the sale of securities in the MBS portfolio during the year ended December 31, 2007.  For the year ended December 31, 2006, the Company did not report any gains/loss from the sale of MBS.

As of December 31, 2007, Bimini Capital’s MBS portfolio consisted of $0.7 billion of agency or government MBS at fair value and had a weighted average yield on available for sale assets of 5.523% ($294.4 million), a weighted average coupon of 6.454% on held for trading assets ($396.2 million) and a net weighted average repurchase agreement borrowing cost of 5.07%. The following tables summarize Bimini Capital’s agency and government mortgage related securities as of December 31, 2007 and 2006:

($ in thousands)

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
December 31, 2007
Adjustable-Rate MBS	$177,608	25.7%	6.58%	294	1-Apr-44	5.49	10.61%	2.47%
Fixed-Rate MBS	110,297	16.0%	6.98%	335	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	398,982	57.8%	6.11%	344	1-Sep-37	39.62	11.92%	3.62%
Fixed-Rate CMO	3,692	0.5%	7.00%	233	18-May-27	n/a	n/a	n/a
Total Portfolio	$690,579	100.0%	6.37%	329	1-Apr-44	29.11	11.52%	3.41%
December 31, 2006
Adjustable-Rate MBS	$2,105,818	75.0%	5.12%	324	1-Apr-44	4.63	10.26%	1.80%
Fixed-Rate MBS	585,911	20.9%	6.49%	250	1-Sep-36	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	76,488	2.7%	4.71%	331	1-Nov-35	19.15	10.29%	1.98%
Balloon Maturity MBS	40,517	1.4%	4.02%	36	1-Feb-11	n/a	n/a	n/a
Total Portfolio	$2,808,734	100.0%	5.38%	305	1-Apr-44	5.14	10.26%	1.80%

($ in thousands)

	December 31,
	2007		2006
Agency	Market Value	Percentage of Entire Portfolio	Market Value	Percentage of Entire Portfolio
Fannie Mae	$638,763	92.5%	$1,887,110	67.2%
Freddie Mac	46,318	6.7%	498,861	17.8%
Ginnie Mae	5,498	0.8%	422,763	15.0%
Total Portfolio	$690,579	100.0%	$2,808,734	100.0%

	December 31,
Entire Portfolio	2007	2006
Weighted Average Purchase Price	102.32	102.34
Weighted Average Current Price	101.94	101.04
Effective Duration (1)	1.267	1.023

(1) Effective duration of 1.267 indicates that an interest rate increase of 1% would be expected to cause a 1.267% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2007.  Effective duration of 1.023 indicates that an interest rate increase of 1% would be expected to cause a 1.023% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2006.

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

As of December 31, 2007, approximately 57.8% of the REIT portfolio is comprised of predominantly premium hybrid ARM securities.  The REIT favors such securities since they offer attractive yields relative to alternative securities in the muted prepayment environment such as the one the Company has been operating in recently.  Going forward, to the extent prepayment activity accelerates; the composition of the portfolio may be changed to better take advantage of opportunities in the market at that time.

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of December 31, 2007, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

($ in thousands)

		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$177,608
Change in fair Value		$1,730	$(1,730)	$(3,460)
Change as a % of Fair Value		0.97%	(0.97)%	(1.95)%
Fixed Rate MBS
Fair Value	$113,989
Change in fair Value		$1,561	$(1,561)	$(3,121)
Change as a % of Fair Value		1.37%	(1.37)%	(2.74)%
Hybrid Adjustable Rate MBS
Fair Value	$398,982
Change in fair Value		$5,462	$(5,462)	$(10,924)
Change as a % of Fair Value		1.37%	(1.37)%	(2.74)%
Portfolio Total
Fair Value	$690,579
Change in fair Value		$8,753	$(8,753)	$(17,505)
Change as a % of Fair Value		1.27%	(1.27)%	(2.53)%
Cash
Fair Value	$27,285

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

($ in thousands)

		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$177,608
Change in fair Value		$1,460	$(1,604)	$(3,607)
Change as a % of Fair Value		0.82%	(0.90)%	(2.03)%
Fixed Rate MBS
Fair Value	$113,989
Change in fair Value		$1,352	$(1,069)	$(2,168)
Change as a % of Fair Value		1.19%	(0.94)%	(1.90)%
Hybrid Adjustable Rate MBS
Fair Value	$398,982
Change in fair Value		$4,732	$(3,742)	$(7,589)
Change as a % of Fair Value		1.19%	(0.94)%	(1.90)%
Portfolio Total
Fair Value	$690,579
Change in fair Value		$7,544	$(6,415)	$(13,364)
Change as a % of Fair Value		1.09%	(0.93)%	(1.94)%
Cash
Fair Value	$27,285

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

For reference, the table below shows the principal balance of Bimini Capital’s investment securities, the net unamortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous fifteen quarters for the portfolio of MBS securities only.  Premium or discount associated with MBS securities classified as held for trading is not amortized.   Approximately $396.2 million of the $690.6 million fair market value of MBS securities are classified as held-for-trading as of December 31, 2007. The data in the table below does not include information pertaining to discontinued operations at OITRS.

($ in thousands)

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At December 31, 2007	$677,428	$2,825	$690,579	101.94	$692,293	102.19
At September 30, 2007	1,236,629	11,144	1,253,894	101.40	1,255,231	101.50
At June 30, 2007	1,801,492	17,144	1,818,636	100.95	1,818,636	100.95
At March 31,2007	2,893,761	109,445	3,003,206	103.78	2,931,796	101.31
At December 31, 2006	2,779,867	115,612	2,895,479	104.16	2,808,734	101.04
At September 30, 2006	3,055,791	122,300	3,178,091	104.00	3,080,060	100.79
At June 30, 2006	3,396,910	120,769	3,517,679	103.56	3,407,288	100.31
At March 31,2006	3,515,113	111,361	3,626,473	103.17	3,538,554	100.67
At December 31, 2005	3,457,891	112,636	3,570,527	103.26	3,494,029	101.05
At September 30, 2005	3,797,401	113,393	3,910,793	102.99	3,858,320	101.60
At June 30, 2005	3,784,668	114,673	3,899,341	103.03	3,876,206	102.42
At March 31, 2005	3,212,517	109,390	3,321,907	103.41	3,299,052	102.69
At December 31, 2004	2,876,319	97,753	2,974,072	103.40	2,973,233	103.37
At September 30, 2004	1,589,829	48,499	1,638,328	103.05	1,638,264	103.05
At June 30, 2004	1,479,500	38,034	1,517,534	102.57	1,508,421	101.96
At March 31, 2004	1,473,584	39,535	1,513,119	102.68	1,516,540	102.92

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended December 31, 2007, and the fifteen previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
($ in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income (loss)	Net Interest Spread
December 31, 2007	$972,236	$11,364	4.68%	$944,832	$11,483	4.86%	$(119)	(0.19)%
September 30, 2007	1,536,265	24,634	6.41%	1,497,409	21,949	5.86%	2,685	0.55%
June 30, 2007	2,375,216	29,009	4.89%	2,323,727	34,396	5.92%	(5,387)	(1.04)%
March 31, 2007	2,870,265	41,856	5.83%	2,801,901	38,357	5.48%	3,500	0.36%
December 31, 2006	2,944,397	35,162	4.78%	2,869,210	40,400	5.63%	(5,238)	(0.86)%
September 30, 2006	3,243,674	45,850	5.65%	3,151,813	42,710	5.42%	3,140	0.23%
June 30, 2006	3,472,921	57,027	6.57%	3,360,421	42,829	5.10%	14,198	1.47%
March 31, 2006	3,516,292	42,345	4.82%	3,375,777	37,661	4.46%	4,684	0.35%
December 31, 2005	3,676,175	43,140	4.69%	3,533,486	35,913	4.07%	7,227	0.63%
September 30, 2005	3,867,263	43,574	4.51%	3,723,603	33,102	3.56%	10,472	0.95%
June 30, 2005	3,587,629	36,749	4.10%	3,449,744	26,703	3.10%	10,045	1.00%
March 31, 2005	3,136,142	31,070	3.96%	2,976,409	19,842	2.67%	11,228	1.30%
December 31, 2004	2,305,748	20,463	3.55%	2,159,891	10,824	2.01%	9,639	1.55%
September 30, 2004	1,573,343	11,017	2.80%	1,504,919	4,253	1.13%	6,764	1.67%
June 30, 2004	1,512,481	10,959	2.90%	1,452,004	4,344	1.20%	6,615	1.70%
March 31, 2004	871,140	7,194	3.30%	815,815	2,736	1.34%	4,458	1.96%

For the quarter ended December 31, 2007, the yield on average interest earning assets was distorted by sales of MBS assets which occurred early in the quarter.  As a result of these sales, and their timing, the average investment securities held is misleadingly high.  The combined effect was to distort to the downside the yield on average interest earning assets.  The opposite is true with respect to the average cost of funds, which was distorted to the high side.  Absent the quarterly retrospective adjustment of $(0.3) million net interest income for the quarter would have been positive $0.2 million.  For the year ended December 31, 2007, net interest income was $(8.8) million which included quarterly retrospective adjustments of $(5.1) million.  For the year ended December 31, 2006, net interest income was $0.4 million which included quarterly retrospective adjustments of $14.8 million.  Absent the effect of the quarterly retrospective adjustments, net interest income would have increased from $(13.7) million for the year ended December 31, 2006 to $(3.7) million for the year ended December 31, 2007.  The increase is the result of a steepening of the yield curve in 2007, particularly late in 2007 as the Federal Reserve lowered interest rates, offset by a reduced portfolio size which exposed the effects of leverage introduced by the Company’s trust preferred securities which carry fixed interest rates greater than typical repurchase agreement funding rates.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  Going forward, all reported financial results will reflect this decision.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  Going forward operating results of the discontinued operations at OITRS will consist primarily of fluctuations in value of the retained interests in securitization, unless they are sold.  Remaining originated mortgage servicing rights and mortgage loans held for sale are immaterial and not likely to result in meaningful income or loss amounts.  Such assets are also held for sale.

As of December 31, 2007, OITRS owned $0.9 million of mortgage loans held for sale, net of mark to market adjustments.  Gains/(losses) realized on the mortgage banking activities for the year ended December 31, 2007, were ($70.1) million and for the year ended December 31, 2006, were $15.5 million.  These gains/(losses) reflect the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of ($3.8) million for the year ended December 31, 2007, and ($0.1) million for the year ended December 31, 2006.  OITRS’s gains/(losses) from mortgage banking activities were the result of a sharp deterioration in the secondary market for the loans OITRS originates and sells.  Owing to fears related to the credit performance of certain types of loans OITRS originated, namely high combined loan to value (“CLTV”) and second lien mortgages, prices obtained upon sale were depressed and OITRS also experienced elevated levels of early payment defaults (EPDs), resulting in OITRS recording high loan loss reserves.

Gains/(losses) from mortgage banking activities include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses.  Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OITRS had gains/(losses) from sales of mortgages held for sale of ($36.5) million for the year ended December 31, 2007, and $27.4 million for the year ended December 31, 2006.

The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $69.3 million as of December 31, 2007. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to increased loss assumptions on the underlying mortgage loans, the market value of the retained interests decreased by $34.9 million for the year ended December 31, 2007.

The table below provides details of OITRS’s gain/(loss) on mortgage banking activities for the years ended December 31, 2007 and 2006.  OITRS recognizes a gain or loss on sale of mortgages held for sale only when the loans are actually sold.

GAINS/(LOSSES) ON MORTGAGE BANKING ACTIVITIES

(in thousands)

	Years Ended December 31,
	2007	2006
Fair Value adjustment of retained interests, trading	$(29,119)	$(6,324)
Gain/(loss) on sales of mortgage loans	(6,012)	86,124
Fees on brokered loans	1,749	5,731
Gain/(loss) on derivatives	(4,473)	(5,630)
Direct loan origination expenses, deferred	(7,122)	(95)
Gain/(loss) on Residual Hedge	-	(6,204)
Write off purchased pipeline (Purchase accounting Adjustment)	-	(534)
Fees earned, brokering	887	2,385
Direct loan origination expenses, reclassified	(22,181)	(59,895)
Net gain/(loss) on sale of mortgage loans	(66,271)	15,558
Change in market value of IRLC’s	14	626
Change in market value of mortgage loans held for sale	(3,811)	(726)
Gain/(loss) on mortgage banking activities	$(70,068)	$15,458

For the years ended December 31, 2007 and 2006, OITRS originated mortgage loans of $1.5 billion and $6.3 billion, respectively.  For the year ended December 31, 2007, OITRS sold $2.1 billion of originated mortgage loans. For the year ended December 31, 2006, OITRS sold $6.2 billion of originated mortgage loans. Of the originated mortgage loans sold during the year ended December 31, 2007, $0.8 billion of the $2.1 billion were sold on a servicing retained basis. Of the originated mortgage loans sold during the year ended December 31, 2006, $3.8 billion of the $6.2 billion were sold on a servicing retained basis.

For the year ended December 31, 2007 and 2006, OITRS had net servicing income/ (loss) of ($13.2) million and ($12.2) million.  The results for the year were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio).

As of December 31, 2007, OITRS held originated MSRs on approximately $0.6 billion in mortgages with a fair market value of approximately $3.1 million.  For the year ended December 31, 2007 and 2006, additions to the MSRs were $7.7 million and $43.2 million, respectively.  In turn, the net fair value adjustments for the year ended December 31, 2007, reflect declines in fair value due to run-off of $9.4 million and adjustments due to decreases in fair value due to changes in market conditions of $3.9 million.  The net fair value adjustments for the year ended December 31, 2006 reflect declines in fair value due to run-off of $20.1 million and adjustments due to decreases in fair value of $13.5 million due to changes in market conditions. Changes in valuation assumptions for the year ended December 31, 2007 reduced the fair market value by $2.6 million.  Changes in valuation assumptions and early adoption of SFAS 156 in January of 2006 increased fair market value for the year ended December 31, 2006, by $3.2 million.

Liquidity and Capital Resources

As of December 31, 2007, Bimini Capital had master repurchase agreements in place with 19 counterparties and had outstanding balances under 7 of these agreements.  None of the counterparties to these agreements are affiliates of Bimini Capital. These agreements are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2007, Bimini Capital had obligations outstanding under its repurchase agreements totaling $678.2 million with a net weighted average borrowing cost of 5.07%. All of Bimini Capital’s outstanding repurchase agreement obligations are due in less than 9 months with $0.0 million maturing overnight, $244.4 million maturing between two and 30 days, $35.6 million maturing between 31 and 90 days and $396.2 million maturing in more than 90 days.  Securing these repurchase agreement obligations as of December 31, 2007, were MBS with an estimated fair value of $689.9 million and a weighted average maturity of 329 months.

As of December 31, 2007, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparties:

($ in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
Deutsche Bank Securities, Inc.	$8,823	193
Goldman Sachs & Co.	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

Bimini Capital has entered into contracts and paid commitment fees to one counterparty providing for $300.0 million in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract.  The facility’s capacity expiration date is April 23, 2008.  Bimini Capital has no obligation to utilize these repurchase agreement facilities.

In addition, Bimini Capital has two agreements which are available to provide financing for up to $150 million to cover margin requirements associated with monthly principal payments on the MBS portfolio.

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

Given the current turmoil in the mortgage market, such alternative sources of financing are not readily available to the Company.  Further, owing to the wind down of the mortgage origination operations at OITRS the Company has had to amortize the financing line associated with retained interest in securitizations and meet the advancing obligations associated with the remaining mortgage servicing rights.  Also related to the financing line associated with the retained interests in securitizations, the Company, as guarantor, is exposed to margin calls. Accordingly, during the year ended December 31, 2007, the Company undertook a series of assets sales intended to raise funds necessary to support the cash needs of OITRS and maintain adequate liquidity during the disruptions in the mortgage market that occurred and are continuing.

The Company has obtained a committed funding arrangement that provides specified advance rates and funding levels and is available to finance the Company’s MBS portfolio.   Should the Company’s financing be withdrawn and the Company’s committed funding agreements be insufficient to finance all of the Company’s MBS investments, the Company may be forced to sell such assets, which may result in losses upon such sales.  While the financing in place for the Company’s retained interests in securitizations held by OITRS is committed through May 26, 2008, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If the Company is unable to meet such requests in the future, the Company may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests, trading may not be available or only available at substantially higher cost to OITRS.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or other assets held for sale at prices lower than the carrying value of such assets would reduce the Company’s income.  The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets beyond the capacity of the Company’s committed facility (currently $300 million), increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

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

Outlook

As discussed above, the Company's results of operations for the year ended December 31, 2007 continued to be impacted by disruptions in the residential mortgage market, the mortgage backed securities market and a general tightening of credit conditions brought about by adverse actions taken by ratings agencies, liquidations of various investment funds and substantial losses incurred by various market participants.  As a result of these events, the Federal Reserve Open Market Committee adjusted their target for overnight lending rates in January 2008 which has positively impacted the Company’s borrowing rates.

The funding costs of the MBS portfolio have decreased and the yield on the MBS assets now exceeds the funding costs through the combination of Federal Reserve actions mentioned above and as a result of the impairment charge taken. The need to fund negative cash flow operations at OITRS precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout much of 2006 and 2007.  Further, OITRS had exposure to early payment default claims that were received from buyers of mortgage loans sold in the past.  The settlement of the remaining claims will also need to be funded.  The Company believes that adequate reserves have been recorded for such exposure.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels (discussed in Note 12) required management to test the associated long lived assets for recoverability.  In connection with the testing of recoverability of the long lived assets, OITRS recorded an impairment charge of $8.9 million for the year ended December 31, 2007.  Further, in accordance with SFAS 144, such long lived assets were reported by OITRS as held for use as of March 31, 2007, and have been included in discontinued operations for the remainder of 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit (OITRS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount.  The closure and or sale of the mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization.  Accordingly, OITRS recorded impairment charges of both goodwill and other intangible assets not subject to amortization of approximately $3.4 million for the year ended December 31, 2007.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security.   The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of December 31, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.  Such an event occurred in the period ended June 30, 2007 and as a consequence the cost basis of all MBS securities was written down to fair value and the previously unrealized loss recognized in earnings.   As of June 30, 2007, all available-for-sale securities would then be valued as a lower of cost or market basis.

RETAINED INTEREST, TRADING (CLASSIFIED AS HELD FOR SALE)

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

As of December 31, 2007 and 2006, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

($ in thousands)

	December 31,
	2007	2006
Balance sheet carrying value of retained interests – fair value	$69,301	$104,199
Weighted average life (in years)	4.09	4.26
Prepayment assumption (annual rate)	26.37%	37.88%
Impact on fair value of 10% adverse change	$(6,908)	$(8,235)
Impact on fair value of 20% adverse change	$(12,577)	$(14,939)
Expected Credit losses (annual rate)	1.22%	0.56%
Impact on fair value of 10% adverse change	$(6,409)	$(3,052)
Impact on fair value of 20% adverse change	$(13,633)	$(6,098)
Residual Cash-Flow discount rate	20.00%	16.03%
Impact on fair value of 10% adverse change	$(4,138)	$(4,575)
Impact on fair value of 20% adverse change	$(7,907)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(14,906)	$(18,554)
Impact on fair value of 20% adverse change	$(28,225)	$(39,292)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of December 31, 2007 and 2006.

MORTGAGE SERVICING RIGHTS (CLASSIFIED AS HELD FOR SALE)

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

As of December 31, 2007 and 2006, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	Years Ended December 31,
	2007	2006
Balance at beginning of period (at cost)	$98,859	$86,082
Adjustment to fair value upon adoption of SFAS 156 at January 1, 2006	-	4,298
Additions	7,718	43,175
Sales, net of reserve for prepayment protection	(87,603)	-
Changes in fair value:
Due to changes in market conditions and run-off	(13,351)	(33,551)
Due to change in valuation assumptions	(2,550)	(1,145)
Balance at end of period	$3,073	$98,859

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

With respect to mortgage loans held for sale, interest income and interest expense are recognized as earned or incurred. Loans are placed on a non-accrual status when concern exists as to the ultimate collectability of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. The Company recognizes gain (or loss) on the sale of these loans.  Gains or losses on such sales are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million and $59.9 million, respectively, during the years ended December 31, 2007 and 2006, respectively, were capitalized as direct loan origination costs included in loss from discontinued operations.

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

OITRS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. All of the consequences of OITRS’s income tax accounting is included in discontinued operations.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As previously discussed OITRS, formerly pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During 2007, OITRS did not execute a securitization, and is not expected to do so in the future. However, OITRS held approximately $69.3 million of retained interests from securitizations as of December 31, 2007.

The cash flows associated with OITRS’s securitization activities for the years ended December 31, 2007 and 2006, were as follows:

(in thousands)

	Years Ended December 31,
	2007	2006
Proceeds from securitizations	$-	$1,436,838
Servicing fees received	11,744	17,878
Servicing advances	4,812	662
Cash flows received on retained interests	5,779	4,356

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Bimini Capital Management, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company’s registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. The report is included herein.

/s/ Jeffrey J. Zimmer

Jeffrey J. Zimmer
Chairman, President and Chief Executive Officer

/s/ Robert E. Cauley

Robert E. Cauley
Vice Chairman, Senior Executive Vice President,
Chief Financial Officer, Chief Investment
Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Bimini Capital Management, Inc.

We have audited Bimini Capital Management, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bimini Capital Management Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bimini Capital Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007 of Bimini Capital Management, Inc. and our report dated March 12, 2008 expressed an unqualified opinion thereon.

     /s/ Ernst & Young LLP
    Certified Public Accountants

Miami, Florida
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Bimini Capital Management, Inc.

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bimini Capital Management, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bimini Capital Management, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
 Certified Public Accountants

Miami, Florida
March 12, 2008

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Mortgage-backed securities:
Available-for-sale, pledged to counterparties; 2007 at LOCOM, 2006 at fair value	$293,729,451	$2,803,019,180
Held for trading, pledged to counterparties, at fair value	396,175,157	-
Unpledged, at fair value	674,326	5,714,860
Total mortgage-backed securities	690,578,934	2,808,734,040
Cash and cash equivalents	27,284,760	82,751,795
Restricted cash	8,800,000	-
Principal payments receivable	99,089	12,209,825
Accrued interest receivable	3,637,302	14,072,078
Property and equipment, net	4,181,813	4,372,997
Prepaids and other assets	5,315,835	6,168,736
Assets held for sale	96,619,615	1,009,324,465
Total Assets	$836,517,348	$3,937,633,936

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$678,177,771	$2,741,679,650
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	3,872,101	17,776,464
Dividends payable	-	1,266,937
Accounts payable, accrued expenses and other	644,858	692,469
Minority interest in consolidated subsidiary	-	770,563
Liabilities related to assets held for sale	27,842,174	879,916,024
Total Liabilities	813,633,904	3,745,199,107

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding at December 31, 2007 and 2006	-	-

Class A common stock, $0.001 par value; 98,000,000 shares designated; 24,861,404 shares issued and outstanding at December 31, 2007 and 24,515,717 shares issued and outstanding at December 31, 2006	24,861	24,516

Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2007 and 2006	319	319

Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2007 and 2006	319	319

Additional paid-in capital	338,241,582	335,646,460
Accumulated other comprehensive loss	-	(76,773,610)
Accumulated deficit	(315,383,637)	(66,463,175)
Stockholders’ Equity	22,883,444	192,434,829
Total Liabilities and Stockholders’ Equity	$836,517,348	$3,937,633,936

See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Interest income, net of amortization of premium and discount	$102,502,182	$169,712,703
Interest expense	(102,901,468)	(160,943,261)
Net interest (expense) income, before interest on trust preferred debt	(399,286)	8,769,442
Interest expense on trust preferred debt	(8,361,727)	(8,361,727)
Net interest (expense) income	(8,761,013)	407,715
Fair value adjustment - available for sale securities	(2,680,252)	-
Fair value adjustment - held for trading securities	2,163,708	-
Loss on sale of mortgage-backed securities, net	(17,291,032)	-
Other expense, net	-	(135,000)
Gain on sale of a 7.5% interest in a consolidated subsidiary	-	2,785,776
Other than temporary loss on mortgage backed securities	(55,250,278)	(9,971,471)
Deficiency of revenues, net	(81,818,867)	(6,912,980)

Direct REIT operating expenses	824,747	987,409

General and administrative expenses:
Compensation and related benefits	4,828,089	5,654,942
Directors' fees and liability insurance	771,486	827,142
Audit, legal and other professional fees	1,343,777	1,521,587
Other administrative	704,590	815,653
Total general and administrative expenses	7,647,942	8,819,324

Total expenses	8,472,689	9,806,733

Loss from continuing operations before minority interest	(90,291,556)	(16,719,713)
Minority interest in consolidated subsidiary	770,563	48,912
Loss from continuing operations	(89,520,993)	(16,670,801)

Loss from discontinued operations, net of tax	(158,131,824)	(32,875,061)

Net loss	$(247,652,817)	$(49,545,862)

Basic And Diluted Net Loss Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(3.58)	$(0.68)
Discontinued operations	(6.34)	(1.35)
Total basic and diluted net loss per Class A share	$(9.92)	$(2.03)
CLASS B COMMON STOCK
Continuing operations	$(3.56)	$(0.67)
Discontinued operations	(6.28)	(1.32)
Total basic and diluted net loss per Class B share	$(9.84)	$(1.99)
Average Shares Outstanding
CLASS A COMMON STOCK	24,818,537	24,066,018
CLASS B COMMON STOCK	319,388	319,388
Cash dividends declared per share of:
CLASS A COMMON STOCK	$0.05	$0.46
CLASS B COMMON STOCK	$0.05	$0.46

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock, Amounts at par value			Class A Preferred	Treasury	Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Stock	Stock	Capital	Loss	Deficit	Total
Balances, January 1, 2006	$24,129	$319	$319	$1,223	$(5,236,354)	$342,230,342	$(76,494,378)	$(8,037,260)	$252,488,340
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(49,545,862)	(49,545,862)
Other comprehensive income:
Unrealized loss on available for sale securities, net	-	-	-	-	-	-	(10,250,703)	-	(10,250,703)
Other-than-temporary loss on mortgage-backed-securities	-	-	-	-	-	-	9,971,471	-	9,971,471
Comprehensive loss									(49,825,094)
Fair value adjustment upon adoption of SFAS No. 156	-	-	-	-	-	-	-	2,621,918	2,621,918
Issuance of Class A common shares for board compensation and equity plan share exercises, net	253	-	-	-	-	978,055	-	-	978,308
Conversion of Class A Redeemable Preferred Stock into Class A Common Stock	1,223	-	-	(1,223)	-	-	-	-	-
Treasury stock purchases	-	-	-	-	(4,500,326)	-	-	-	(4,500,326)
Retirement of treasury stock	(1,089)	-	-	-	9,736,680	(9,735,591)	-	-	-
Cash dividends declared	-	-	-	-	-	-	-	(11,501,971)	(11,501,971)
Amortization of equity plan compensation	-	-	-	-	-	2,881,935	-	-	2,881,935
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	-	-	(579,897)	-	-	(579,897)
Stock issuance costs, and other adjustments	-	-	-	-	-	(128,384)	-	-	(128,384)
Balances, December 31, 2006	24,516	319	319	-	-	335,646,460	(76,773,610)	(66,463,175)	192,434,829
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	(247,652,817)	(247,652,817)
Other comprehensive income:
Reclassify net realized loss on mortgage backed securities	-	-	-	-	-	-	19,388,377	-	19,388,377
Unrealized gain on available for sale securities, net	-	-	-	-	-	-	2,134,955	-	2,134,955
Other-than-temporary loss on mortgage-backed securities	-	-	-	-	-	-	55,250,278	-	55,250,278
Comprehensive loss									(170,879,207)
Issuance of Class A common shares for board compensation and equity plan share exercises, net	345	-	-	-	-	132,013	-	-	132,358
Cash dividends declared	-	-	-	-	-	-	-	(1,267,645)	(1,267,645)
Amortization of equity plan compensation	-	-	-	-	-	2,733,668	-	-	2,733,668
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	-	-	(270,559)	-	-	(270,559)
Balances, December 31, 2007	$24,861	$319	$319	$-	$-	$338,241,582	$-	$(315,383,637)	$22,883,444

See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(89,520,993)	$(16,670,801)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Other-than-temporary loss on mortgage backed securities	55,250,278	9,971,471
Amortization of premium and discount on mortgage backed securities	9,007,515	(1,983,240)
Stock compensation	2,866,026	3,860,243
Depreciation and amortization	822,350	750,406
Loss on sale of mortgage-backed securities, net	17,291,032	-
Fair value adjustments, net on mortgage-backed securities	516,544	-
From trading securities:
Purchases	(638,727,988)	-
Sales	232,117,373	-
Principal repayments	13,421,301	-
Loss on disposal of property and equipment	780	29,150
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	10,434,776	1,668,397
Decrease in prepaids and other assets	225,412	551,524
(Decrease) in accrued interest payable	(13,904,363)	(12,456,255)
(Decrease) increase in accounts payable, accrued expenses and other	(318,170)	(310,114)
NET CASH USED IN OPERATING ACTIVITIES	(400,518,127)	(14,589,219)
CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(834,671,775)	(716,951,195)
Sales	2,441,516,832	-
Principal repayments	911,318,340	1,344,987,891
Purchases of property and equipment, and other	(10,558)	(779,881)
NET CASH PROVIDED BY INVESTING ACTIVITIES	2,518,152,839	627,256,815
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(8,800,000)	2,310,000
Proceeds from repurchase agreements	15,518,125,432	22,284,528,415
Principal payments on repurchase agreements	(17,581,627,311)	(22,880,447,127)
Stock issuance and other costs	-	(128,384)
Purchase of treasury stock	-	(4,500,326)
Cash dividends paid	(2,534,582)	(10,235,031)
NET CASH USED IN FINANCING ACTIVITIES	(2,074,836,461)	(608,472,453)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	732,852,870	75,475,619
Net cash provided by investing activities	1,195,582	908,425
Net cash used in financing activities	(832,313,738)	(119,899,557)
NET CASH USED IN DISCONTINUED OPERATIONS	(98,265,286)	(43,515,513)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,467,035)	(39,320,370)
CASH AND CASH EQUIVALENTS, Beginning of the period	82,751,795	122,072,165
CASH AND CASH EQUIVALENTS, End of the period	$27,284,760	$82,751,795

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$125,167,558	$173,399,516

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$-	$1,266,937
See notes to consolidated financial statements.

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Upon closing of the transaction, OITRS became a wholly-owned taxable REIT subsidiary of Bimini Mortgage.  Under the terms of the transaction, Bimini Mortgage issued 3.7 million shares of Class A Common Stock and 1.2 million shares of Class A Redeemable Preferred Stock to the former members of OITRS.

At Bimini Capital’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OITRS were converted into shares of Bimini Capital’s Class A Common Stock on a one-for-one basis following the approval of such conversion by Bimini Capital’s stockholders.

On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  Immediately following the transaction, Bimini Capital held Class A voting Limited Liability Company membership interests in OITRS representing 92.5% of all of OITRS’s outstanding limited liability company membership interests.  In connection with the transaction, Bimini Capital also granted Citigroup Realty an option to acquire additional Class B non-voting limited liability company membership interests in OITRS representing 7.49% of all of OITRS’s outstanding limited liability company membership interests. This option expired unexercised on December 20, 2007.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold.   Therefore, all OITRS’s assets are considered as held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards.  For financial statement presentation purposes, Bimini Capital is now operating in a single business segment, as a REIT.

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

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities itself, have been extremely turbulent recently.  The volatility in the market prompted intervention on the part of the Federal Reserve in an effort to restore stability. There can be no assurance such actions will be sufficient to achieve the desired result, or that market conditions may not deteriorate further. The Company has existing repurchase agreements with maturities through September 2008 for approximately $400 million of its $678 million total as well as committed funding arrangements (that provide specified advance rates and funding levels) available to finance the Company’s MBS portfolio through April 23, 2008. Should the balance of the Company’s financing be withdrawn and/or the Company’s committed funding agreements, while never utilized in the past, not be renewed, the Company may be forced to sell assets, which may result in losses upon such sales.  While the financing in place for the Company’s retained interests, trading held by OITRS is committed through May 26, 2008, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If the Company is unable to meet such requests in the future, the Company may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests may not be available or only available at substantially higher cost to OITRS.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations were materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. Any sale of mortgage-related securities or other assets held for sale at prices lower than the carrying value of such assets would reduce the Company’s income.  The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets beyond the capacity of the Company’s committed facilities ($0.3 billion as of December 31, 2007), increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

Management is currently pursuing all cost saving opportunities to maximize future earnings, including strategic options designed to increase the efficiency with which the Company manages its operations.

Basis of Presentation and Use of Estimates

      The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principals (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, and certain discontinued operations related items including the deferred tax asset valuation allowance, the valuation allowance on mortgage loans held for sale, the valuation of retained interests, trading and the fair value of mortgage servicing rights.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its majority-owned subsidiary, OITRS, as well as the wholly-owned and majority-owned subsidiaries of OITRS.  OITRS is reported as a discontinued operation for all periods presented.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Bimini Capital owned 100% of OITRS until December 21, 2006, when a Class B non-voting interest representing 7.5% of OITRS’s then outstanding limited liability company membership interest was sold to Citigroup Realty.  Citigroup Realty’s proportionate share in the after-tax results of OITRS’s operations, are included in the accompanying statements of operation. During the three month period ended March 31, 2007, Citigroup Realty’s proportionate share of OITRS’s loss exceeded the net investment attributable to Citigroup Realty. Therefore, the portion of the net loss of OITRS that is attributable to Citigroup Realty’s interest that is in excess of their investment is charged against the Company.  Citigroup Realty’s net investment balance on December 31, 2006 was $0.8 million.  During the year ended December 31, 2007, Citigroup Realty’s interest in the net loss of OITRS was limited to their $0.8 million net investment, and the remainder was charged against the Company. The losses absorbed by the Company which are in excess of Citigroup Realty’s investment totaled approximately $12.0 million for the year ended December 31, 2007.  In future periods, the Company will be credited first for these absorbed losses before Citigroup Realty’s investment is reinstated.

As further described in Note 6, Bimini Capital has a common share investment in two trusts used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, Bimini Capital’s common share investments in the trusts are not consolidated in the financial statements of Bimini Capital, and accordingly, these investments are accounted for on the equity method.

Discontinued Operations

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS.  All remaining assets and liabilities are reported as held for sale on the consolidated financial statements.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 12 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at December 31, 2007 and 2006. Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage Backed Securities

The valuation of the Company's investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. All REIT securities are reflected in the Company's financial statements at their estimated fair value as of December 31, 2007 and December 31, 2006. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

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

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. As of December 31, 2007, the Company did not hold any non-agency securities in its portfolio. If, in management's judgment, an other-than-temporary impairment exists, the cost basis of the security is written down in the period to fair value and the unrealized loss is recognized in current period earnings.  During the six month period ended June 30, 2007, due to liquidity and working capital needs, the Company determined, at June 30, 2007, that it no longer had the ability to hold such assets until their amortized cost could be fully recovered.   Accordingly, the cost basis of all MBS classified as available-for-sale were written down to fair value as of June 30, 2007 and the previously unrealized loss was recognized in current period earnings. The measurement basis for other-than-temporarily impaired (OTTI) MBS is the lower of cost or market (LOCOM) method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method generally recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS then becomes the new cost basis of the MBS and is not adjusted for subsequent recoveries in fair value.

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

Repurchase Agreements

      The Company finances the acquisition of its portfolio of MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral declines. As of December 31, 2007 and 2006, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

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

All securities acquired after June 30, 2007 have been classified as held for trading. Income on held for trading securities is based on the stated interest rate of the security. Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.   Premium or discount present at the date of purchase is not amortized.

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

(in thousands)

	Years Ended December 31,
	2007	2006
Net loss	$(247,653)	$(49,546)
Net Realized loss on MBS	19,388	-
Other-than-temporary loss on MBS	55,250	-
Reclassify other-than-temporary loss on MBS	-	9,971
Unrealized gain (loss) on available-for-sale securities, net	2,136	(10,250)
Comprehensive loss	$(170,879)	$(49,825)

Stock-Based Compensation

      The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.  Bimini's stock-based compensation transactions resulted in an aggregate of $2.9 million and $3.2 million of compensation expense for the years ended December 31, 2007 and 2006, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the restatement to present discontinued operations.

Recent Accounting Pronouncements

On February 20, 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140). However, if certain criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under Statement 140.  The FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.  The Company did not have any repurchase financing transactions at December 31, 2007 that fell within the scope of the FSP.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), amendment to ARB No. 51.  This standard establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (4) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective as of the beginning of the fiscal year that begins on or after December 15, 2008.  The Company currently reports minority interests as a liability on the balance sheet and a separate line item on the income statement. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption as this standard.

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption is not expected to have a material impact on financial condition or results of operations.

On February 15, 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  On January 1, 2008, the Company elected the fair value option for its available-for-sale portfolio of mortgage-backed securities. Previously, these securities were considered to be other than temporarily impaired and carried at lower-of-cost or market. As of the adoption date, the carrying value of the existing mortgage-backed securities classified as available-for-sale will be adjusted to fair value through a cumulative-effect adjustment to the beginning balance of retained earnings as of January 1, 2008. This adjustment represented an increase in the carrying value of the securities of approximately $1.7 million.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value that are dispersed among the many accounting pronouncements that require fair value measurements, and the limited guidance for applying those definitions.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on financial condition or results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007, and such adoption did not have any impact on the Company’s consolidated financial position and results of operations.

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

 NOTE 2.                      MORTGAGE-BACKED SECURITIES

As of December 31, 2007 and 2006, all of Bimini Capital's MBS were classified as either held for trading or available-for-sale. The measurement basis for other-than-temporarily impaired available-for-sale MBS is the LOCOM method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS would then become the new cost basis of the MBS and should not be adjusted for subsequent recoveries in fair value.  Estimated fair value was determined based on the average of third-party broker quotes received and/or independent pricing sources when available.

The following are the carrying values of Bimini's MBS portfolio at December 31, 2007 and 2006:

(in thousands)

	December 31,
	2007	2006
Adjustable Rate Mortgages	$177,608	$2,105,818
Fixed Rate Mortgages	113,989	626,428
Hybrid Arms and Balloons	398,982	76,488
Totals	$690,579	$2,808,734

The following table presents the components of the carrying value of Bimini Capital's MBS portfolio of securities as of December 31, 2007 and 2006:

(in thousands)

	December 31,
	2007	2006
Available-for-Sale Securities
Principal balance	$291,579	$2,779,867
Unamortized premium	3,134	116,114
Unaccreted discount	(309)	(502)
Gross unrealized gains	-	422
Other-than-temporary losses	-	(9,971)
Gross unrealized losses	-	(77,196)
Held for Trading Securities	396,175	-
Carrying value	$690,579	$2,808,734

There were no unrealized gains or losses at December 31, 2007 owing to the other than temporary impairment taken during the year and the resulting subsequent change to carrying MBS on a LOCOM basis.  The following table presents for Bimini Capital's MBS investments with gross unrealized losses, the estimated fair value and gross unrealized losses aggregated by investment category, as of December 31, 2006:

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

As of December 31, 2007, all of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The overall decline in fair value of MBS was considered other-than-temporary as of June 30, 2007.  Accordingly, the adjustment of $55.3 million to reduce MBS to fair value was recorded in earnings. Generally, the factors considered in making this determination include: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, and the magnitude and duration of the historical decline in market prices as well as Bimini Capital's ability and intention to hold the MBS owned.  As of June 30, 2007, the Company no longer had the ability and intent to hold such securities until their value could be recovered due to the Company’s liquidity and working capital requirements caused by the turmoil in the mortgage market.

NOTE 3. PROPERTY AND EQUIPMENT

The composition of properties and equipment follows:

(in thousands)

	December 31,
	2007	2006
Land	$2,247	$2,247
Buildings and leasehold improvements	1,816	1,816
Equipment	392	402
Furniture	71	71
Software	45	46
	4,571	4,582
Less accumulated depreciation and amortization	389	209
Net property and equipment	$4,182	$4,373

Depreciation and amortization of property and equipment totaled $194,000 in 2007 and $128,000 in 2006.

NOTE 4.	EARNINGS PER SHARE

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

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Class B common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

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

      The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2007 and 2006. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the twelve months ended December 31, 2007 and 2006, basic EPS computations for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the periods ended December 31, 2007 and 2006, 126,873 and 503,644 phantom shares, respectively, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(244,512)	$(48,909)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	24,861	24,516
Dividend eligible equity plan shares issued as of the balance sheet date	-	-
Effect of weighting	(205)	(450)
Weighted average shares-basic and diluted	24,656	24,066
Basic and diluted EPS per Class A common share	$(9.92)	$(2.03)
Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(3,141)	$(637)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319
Effect of weighting	-	-
Weighted average shares-basic and diluted	319	319
Basic and diluted EPS per Class B common share	$(9.84)	$(1.99)

NOTE 5.	REPURCHASE AGREEMENTS

Bimini Capital has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to the forward London Interbank Offered Rate (“LIBOR”) interest rate curve. As of December 31, 2007, Bimini Capital had an outstanding amount of approximately $678.2 million with a net weighted average borrowing rate of 5.07% and these agreements were collateralized by MBS with a fair value of $683.9 million.  As of December 31, 2006, Bimini Capital had an outstanding amount of $2.7 billion with a net weighted average borrowing rate of 5.31%, and these agreements were collateralized by MBS with a fair value of $2.8 billion.

As of December 31, 2007 and 2006, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

($ in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
December 31, 2007
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Fair market value of securities sold, including accrued interest receivable	$-	$249,124	$35,559	$397,260	$683,943
Repurchase agreement liabilities associated with these securities	$-	$244,379	$35,577	$396,222	$678,178
Net weighted average borrowing rate	-	5.21%	5.34%	4.96%	5.07%
December 31, 2006
Agency-Backed Mortgage Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$859,344	$807,488	$1,149,309	$2,816,141
Fair market value of securities sold, including accrued interest receivable	$-	$833,436	$793,702	$1,106,228	$2,733,366
Repurchase agreement liabilities associated with these securities	$-	$842,094	$805,595	$1,093,991	$2,741,680
Net weighted average borrowing rate	-	5.31%	5.33%	5.29%	5.31%

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2007.  The Company did not have an amount at risk greater than 10% of the equity of the Company with any counterparties as of December 31, 2006.

 ($ in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
Deutsche Bank Securities, Inc.	$8,823	193
Goldman Sachs & Co.	2,931	19

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 6.	TRUST PREFERRED SECURITIES

As of December 31, 2007, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(In Thousands)

	December 31,
	2007	2006
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$51,550	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

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

Each share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class B Common Stock (or portion thereof to be converted) had occurred, and otherwise determined in accordance with GAAP, equals no less than $15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class B Common Stock to be converted into Class A Common Stock in any quarter shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $15.00 per share; provided further, that such conversions shall continue to occur until all shares of Class B Common Stock have been converted into shares of Class A Common Stock; and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Bimini Capital's Class A Common Stock.

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

Each share of Class C Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class C Common Stock had occurred and giving effect to the conversion of all of the shares of Class B Common Stock as of such date, and otherwise determined in accordance with GAAP, equals no less than 15.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class C Common Stock to be converted into Class A Common Stock shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than 15.00 per share; and provided further, that such conversions shall continue to occur until all shares of Class C Common Stock have been converted into shares of Class A Common Stock and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class C Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Bimini Capital's Class A Common Stock.

Issuances of Common Stock

During 2007, Bimini issued 263,533 shares of its Class A Common Stock to Bimini employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 8).

During 2007, Bimini issued for payment of Director fees a total of 82,154 shares of Class A Common Stock, and Bimini also paid to its directors $331,000 of cash compensation.

During 2006, Bimini retired 1,089,100 shares of Class A Common Stock that were held in treasury

On July 17, 2006, Bimini granted 79,725 restricted shares of its Class A Common Stock to certain key employees of the Company's subsidiary pursuant to the terms of the Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan. The shares were subject to forfeiture prior to the November 3, 2006, vesting date.  On the vesting date 4,650 total shares were forfeited and 75,075 total shares were issued.

On April 28, 2006, Bimini issued a total of 1,223,208 shares of Class A Common Stock in conjunction with the conversion of the Class A Redeemable Preferred Stock.

During 2006, Bimini issued 140,490 shares of its Class A Common Stock to Bimini employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 8).

During 2006, Bimini issued for payment of Director fees a total of 37,001 shares of Class A Common Stock, and Bimini also paid to its directors $205,000 of cash compensation.

Dividends

On March 9, 2007, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of March 26, 2007. Dividends were payable on 24,556,219 shares of Class A Common Stock, 477,290 phantom shares granted under the Company's stock incentive plan (see Note 8) and 319,388 shares of Class B Common Stock. The distribution totaling $1,267,645 million was paid on April 13, 2007.

On December 20, 2006, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of January 3, 2007. Dividends were payable on 24,515,717 shares of Class A Common Stock, 503,644 phantom shares granted under the Company's stock incentive plan (see Note 8) and 319,388 shares of Class B Common Stock. The distribution totaling $1,266,937 was paid on January 19, 2007.

On September 7, 2006, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of September 22, 2006. Dividends were payable on 24,396,940 shares of Class A Common Stock, 562,018 phantom shares and 76,375 restricted shares granted under the Company's stock incentive plan (see Note 8) and 319,388 shares of Class B Common Stock. The distribution totaling $1,267,736 was paid on October 13, 2006.

On May 31, 2006, the Company's Board of Directors declared a $0.25 per share cash dividend to the holders of its dividend eligible securities on the record date of June 21, 2006. Dividends were payable on 24,354,114 shares of Class A Common Stock, 612,268 phantom shares granted under the Company's stock incentive plan (see Note 8) and 319,388 shares of Class B Common Stock. The shares of Class A Common Stock include the shares of Class A Redeemable Preferred Stock that were converted on April 28, 2006. The distribution totaling $6,321,444 was paid on July 7, 2006.

On March 10, 2006, the Company's Board of Directors declared a $0.11 per share cash dividend to the holders of its dividend eligible securities. Dividends were payable on 23,083,498 shares of Class A Common Stock, 650,320 phantom shares granted under the Company's stock incentive plan (see Note 8) and 319,388 shares of Class B Common Stock. No dividends were paid on the Class A Redeemable Preferred Stock as the provisions of a formula in the Company's amended Articles of Incorporation were not met. The distribution totaling $2,645,853 was paid on April 7, 2006.

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

There was no change in the number of issued and outstanding shares of the Company's Class B Common Stock and Class C Common Stock. The conversion of the outstanding shares of Class A Redeemable Preferred Stock into Class A Common Stock was approved by the Company's stockholders at the Company's 2006 Annual Meeting of Stockholders on April 28, 2006, and the outstanding shares of Class A Redeemable Preferred Stock were converted into 1,223,208 shares of Class A Common Stock on that date

No shares of the Class B Redeemable Preferred Stock have been issued as of December 31, 2007.

Ownership Limitations

Bimini’s amended charter, subject to certain exceptions, contains certain restrictions on the number of shares of stock that a person may own. Bimini’s amended charter contains a stock ownership limit that prohibits any person from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of stock in excess of 9.8% of the total number or value of the outstanding shares of Bimini’s common stock, whichever is more restrictive, or Bimini’s stock in the aggregate. Bimini’s amended charter further prohibits (i) any person from beneficially or constructively owning shares of Bimini’s stock that would result in Bimini being "closely held" under Section 856(h) of the Code or otherwise cause Bimini to fail to qualify as a REIT, and (ii) any person from transferring shares of Bimini’s stock if such transfer would result in shares of Bimini’s stock being owned by fewer than 100 persons. Bimini’s board of directors, in its sole discretion, may exempt a person from the stock ownership limit. However, Bimini’s board of directors may not grant such an exemption to any person whose ownership, direct or indirect, of an excess of 9.8% of the number or value of the outstanding shares of Bimini’s stock (whichever is more restrictive) would result in Bimini being "closely held" within the meaning of Section 856(h) of the Code or otherwise would result in failing to qualify as a REIT. The person seeking an exemption must represent to the satisfaction of Bimini’s board of directors that it will not violate the aforementioned restriction. The person also must agree that any violation or attempted violation of any of the foregoing restrictions will result in the automatic transfer of the shares of stock causing such violation to the trust (as defined below). Bimini’s board of directors may require a ruling from the IRS or an opinion of counsel, in either case in form and substance satisfactory to Bimini’s board of directors in its sole discretion, to determine or ensure Bimini’s qualification as a REIT.

On January 28, 2008, the Board of Directors of the Company adopted resolutions decreasing the maximum ownership limit with respect to the Company’s outstanding shares of capital stock from 9.8% to 4.98%.  Subject to limitations, the Board of Directors may from time to time increase or decrease the maximum ownership limit; provided, however, that any decrease may only be made prospectively as to subsequent stockholders (other than a decrease as a result of a retroactive change in existing law that would require a decrease to retain the Company’s status as a real estate investment trust under the Internal Revenue Code, in which case such decrease shall be effective immediately).

Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of Bimini’s stock that will or may violate any of the foregoing restrictions on transferability and ownership, or any person who would have owned shares of Bimini’s stock that resulted in a transfer of shares to the trust in the manner described below, will be required to give notice immediately to Bimini and provide Bimini with such other information as Bimini may request in order to determine the effect of such transfer on the Company.

If any transfer of shares of Bimini’s stock occurs which, if effective, would result in any person beneficially or constructively owning shares of Bimini’s stock in excess or in violation of the above transfer or ownership limitations, then that number of shares of Bimini’s stock the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole share) shall be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the prohibited owner shall not acquire any rights in such shares. Such automatic transfer shall be deemed to be effective as of the close of business on the business day prior to the date of such violative transfer. Shares of stock held in the trust shall be issued and outstanding shares of Bimini’s stock. The prohibited owner shall not benefit economically from ownership of any shares of stock held in the trust, shall have no rights to dividends and shall not possess any rights to vote or other rights attributable to the shares of stock held in the trust. The trustee of the trust shall have all voting rights and rights to dividends or other distributions with respect to shares of stock held in the trust, which rights shall be exercised for the exclusive benefit of the charitable beneficiary. Any dividend or other distribution paid prior to the discovery by Bimini that shares of stock have been transferred to the trustee shall be paid by the recipient of such dividend or distribution to the trustee upon demand, and any dividend or other distribution authorized but unpaid shall be paid when due to the trustee. Any dividend or distribution so paid to the trustee shall be held in trust for the charitable beneficiary. The prohibited owner shall have no voting rights with respect to shares of stock held in the trust and, subject to Maryland law, effective as of the date that such shares of stock have been transferred to the trust, the trustee shall have the authority (at the trustee's sole discretion) (i) to rescind as void any vote cast by a prohibited owner prior to the discovery by Bimini that such shares have been transferred to the trust, and (ii) to recast such vote in accordance with the desires of the trustee acting for the benefit of the charitable beneficiary. However, if Bimini has already taken irreversible corporate action, then the trustee shall not have the authority to rescind and recast such vote.

Within 20 days after receiving notice from Bimini that shares of Bimini’s stock have been transferred to the trust, the trustee shall sell the shares of stock held in the trust to a person, whose ownership of the shares will not violate any of the ownership limitations set forth in Bimini’s amended charter. Upon such sale, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner and to the charitable beneficiary as follows. The prohibited owner shall receive the lesser of (i) the price paid by the prohibited owner for the shares or, if the prohibited owner did not give value for the shares in connection with the event causing the shares to be held in the trust (e.g., a gift, devise or other such transaction), the market price, as defined in Bimini’s amended charter, of such shares on the day of the event causing the shares to be held in the trust and (ii) the price per share received by the trustee from the sale or other disposition of the shares held in the trust, in each case reduced by the costs incurred to enforce the ownership limits as to the shares in question. Any net sale proceeds in excess of the amount payable to the prohibited owner shall be paid immediately to the charitable beneficiary. If, prior to the discovery by Bimini that shares of Bimini’s stock have been transferred to the trust, such shares are sold by a prohibited owner, then (i) such shares shall be deemed to have been sold on behalf of the trust and (ii) to the extent that the prohibited owner received an amount for such shares that exceeds the amount that such prohibited owner was entitled to receive pursuant to the aforementioned requirement, such excess shall be paid to the trustee upon demand.

Pursuant to a letter dated November 2, 2006 from the Company to Mr. Norden, the Alyssa Blake Norden Trust of 1993, the Michael Jared Norden Trust of 1993 and the Amy Suzanne Trust of 1993, and based on representations from such persons, the Company increased the ownership limit for the foregoing stockholders to ensure that they would be able to acquire and own the shares of Company Class A Common Stock and Class A Preferred issued to them in connection with the Company's acquisition of OITRS.  The Company also agreed to monitor its outstanding share ownership, including the extent to which it repurchases its stock, and to use its best efforts to enable the foregoing stockholders to be able to acquire and own any additional Company shares issuable to them in connection with the Company's acquisition of OITRS, as well as any Company shares issuable to Mr. Norden pursuant to any present or future employment or other compensation agreement between the Company and Mr. Norden, in each case, with respect to the Company's ownership limits.

In addition, shares of Bimini’s stock held in the trust shall be deemed to have been offered for sale to Bimini, or Bimini’s designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the trust (or, in the case of a devise or gift, the market price at the time of such devise or gift) and (ii) the market price on the date Bimini, or Bimini’s designee, accept such offer. Bimini shall have the right to accept such offer until the trustee has sold the shares of stock held in the trust. Upon such a sale to Bimini, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner.

All certificates representing shares of Bimini’s common stock and preferred stock, if issued, will bear a legend referring to the restrictions described above.

Every record holder of 0.5% or more (or such other percentage as required by the Code and the related Treasury regulations) of all classes or series of Bimini’s stock, including shares of Bimini’s common stock on any dividend record date during each taxable year, within 30 days after the end of the taxable year, shall be required to give written notice to Bimini stating the name and address of such record holder, the number of shares of each class and series of Bimini’s stock which the record holder beneficially owns and a description of the manner in which such shares are held. Each such record holder shall provide to Bimini such additional information as Bimini may request in order to determine the effect, if any, of such beneficial ownership on Bimini’s qualification as a REIT and to ensure compliance with the stock ownership limits. In addition, each record holder shall upon demand be required to provide to Bimini such information as Bimini may reasonably request in order to determine Bimini’s qualification as a REIT and to comply with the requirements of any taxing authority or governmental authority or to determine such compliance. Bimini may request such information after every sale, disposition or transfer of Bimini’s common stock prior to the date a registration statement for such stock becomes effective.

These ownership limits could delay, defer or prevent a change in control or other transaction of Bimini that might involve a premium price for the Class A Common Stock or otherwise be in the best interest of the stockholders.

NOTE 8.   STOCK INCENTIVE PLANS

On December 18, 2003, Bimini Capital adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Bimini with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 15, 2009. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the years ended December 31, 2007 and 2006 totaled $2.7 million and $2.9 million, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the years ended December 31, 2007 and 2006 is presented below:

	Years Ended December 31,
	2007		2006
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	339,862	$12.60	343,644	$15.10
Granted	25,607	7.61	215,389	9.15
Vested	(221,547)	13.02	(216,390)	13.18
Forfeited	(16,550)	8.78	(2,781)	8.99
Nonvested at December 31	127,372	$11.36	339,862	$12.60

As of December 31, 2007, there was $1.4 million of total unrecognized compensation cost related to nonvested phantom share awards.  That cost is expected to be recognized over a weighted-average period of 12.7 months.

On July 17, 2006, the Company granted 79,725 restricted shares of its Class A common Stock to certain key employees of the Company’s subsidiary pursuant to the terms of the 2003 Plan.  Such share grants were initially recorded by OITRS prior to the merger with the Company.   However, these awards were cancelled when the Company and the subject employees agreed to forego the award in contemplation of a new grant under the Company’s 2003 Plan.   The restricted shares were valued at the fair value of Bimini’s Class A Common Stock at the date of grant, which totaled $0.7 million for the July 2006 awards, and this amount was amortized to compensation through November 3, 2006, the vesting date of the award, net of any forfeitures.  The restricted shares do not have an exercise price.   Dividends paid on the restricted shares were charged to retained earnings when declared by the Company’s Board of Directors.   The shares were subject to forfeiture, based on continued employment through the vesting date of November 2, 2006.  During 2006, 4,650 shares were forfeited.

Bimini also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”).  The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  In 2007 and 2006 no stock-based awards were made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 9.	SAVINGS INCENTIVE PLAN

Bimini’s employees have the option to participate in the Bimini Capital Management, Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Bimini’s sole discretion, Bimini can match the employees’ contributions. For the years ended December 31, 2007 and 2006, Bimini made 401(k) matching contributions of approximately $56,000 and $63,000, respectively.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

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

Guarantees.  Bimini Capital has guaranteed the obligations of OITRS and OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with Citigroup described in Note 12. These guarantees will remain in effect so long as the applicable financing facilities remain in effect.  If an Event of Default occurs under these financing facilities that are not cured or waived, Bimini Capital may be required to perform under its guarantees.  There is no specific limitation on the maximum potential future payments under these guarantees.  However, Bimini Capital’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.

NOTE 11.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is computed differently from Bimini Capital’s financial statement net income (loss) as computed in accordance with GAAP.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and Bimini Capital’s REIT financial statement net income (loss) can be substantial and each item can affect several years.  Since Bimini Capital’s inception in 2003 through December 31, 2007, cumulative REIT taxable income is approximately $86.7 million greater than Bimini Capital's total REIT financial statement net income (loss) as reported in its financial statements as prepared on a GAAP basis.

Year 2007

For the year ended December 31, 2007, Bimini Capital's REIT taxable loss was approximately $7.0 million.  This is approximately $71.8 million less than Bimini Capital's REIT financial statement net loss.  During 2007, Bimini Capital's most significant differences between the financial statements and the tax computations include: the $55.3 million other-than-temporary loss on MBS recorded at June 30, 2007; interest on inter-company loans with OITRS; equity plan stock awards; depreciation of property and equipment; the accounting for debt issuance costs; and $17.3 million of losses realized on certain MBS sales.

The $55.3 million other-than-temporary loss on MBS is not recognized for tax purposes, as it does not represent an actual sale of any MBS securities by Bimini Capital.  For tax purposes, the gain or loss on MBS sales are recognized only when the actual sale transaction is completed.  During the year ended December 31, 2007, book losses of approximately $17.3 million on MBS sales were realized; the tax capital losses for these MBS sales are only available to the REIT to offset future realized capital gains, and therefore they do not reduce REIT taxable income.  The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Bimini Capital.

The year 2007 REIT net operating loss (NOL) of approximately $7.0 million is available to offset future REIT taxable income, and this NOL expires in 2027.  The realized tax capital losses from MBS sales total approximately $27.3 million; they are only available to the REIT to offset future realized capital gains, and they expire in 2012.

Year 2006

For the year ended December 31, 2006, Bimini Capital's REIT taxable income was approximately $12.0 million greater than Bimini Capital's financial statement net income from REIT activities. During 2006, Bimini Capital's most significant items and transactions being accounted for differently include the other-than-temporary impairment losses on the MBS portfolio of approximately $10.0 million, interest on inter-company loans with OITRS, equity plan stock awards, depreciation of property and equipment and the accounting for debt issuance costs. The impairment losses on the MBS portfolio were recognized for tax purposes in 2007 as tax capital losses as the actual sales of the securities was completed. The debt issuance costs and the property and equipment are being amortized and depreciated over different useful lives for tax purposes. The future deduction of equity plan stock compensation against REIT taxable income is uncertain both as to the year and as to the amount, because the tax impact is measured at the fair value of the shares as of a future date.

NOTE 12.   DISCONTINUED OPERATIONS

OITRS

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

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 were as follows:

(in thousands)

	Years ended December 31,
	2007	2006
Revenues
Interest income, net	$22,477	$85,296
Interest expense	17,561	72,178
Net interest income	4,916	13,118
Gain (Loss) on mortgage banking activities	(70,068)	15,458
Other income and expenses, net of non-recurring items	(15,693)	7,533
Net servicing income (loss)	(13,171)	(12,185)
Other interest expense and loss reserves	(23,950)	(20,897)
Total net revenues (deficiency of revenues)	(117,966)	3,027
Expenses
General and administrative expenses	32,985	63,119
Loss before benefit (provision) for income taxes	(150,951)	(60,092)
Benefit (provision) for income taxes and valuation allowance	(7,181)	27,218
Total loss from discontinued operations, net of taxes	$(158,132)	$(32,874)

Loss from discontinued operations includes interest expense on related to OITRS’ warehouse lines of credit and its line of credit to finance the investment in retained interests.  Intercompany interest expense of $11.6 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively, has been eliminated in consolidation.

Loss from discontinued operations for the year ended December 31, 2007 includes impairment charges of approximately $3.4 million and $8.9 million related to goodwill and property and equipment, respectively.

The assets and liabilities of OITRS included in the consolidated balance sheet as of December 31, 2007 and 2006 were as follows:

(in thousands)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$705	$9,754
Mortgage loans held for sale	983	749,834
Retained interests, trading	69,301	104,199
Securities held for sale	173	858
Originated mortgage servicing rights	3,073	98,859
Receivables	10,372	5,958
Property and equipment, net	285	11,415
Prepaids and other assets	11,728	28,447
Assets held for sale	$96,620	$1,009,324
Liabilities
Warehouse lines of credit and drafts payable	$-	$734,879
Other secured borrowings	18,000	121,977
Accounts payable, accrued expenses and other	9,842	23,060
Liabilities related to assets held for sale	$27,842	$879,916

(a)	– Significant accounting policies of OITRS

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

Mortgage Servicing Rights.  The Company recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. The estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs.  The broker, Interactive Mortgage Advisors, LLC (IMA), is 50% owned by OITRS.  To determine the market valuation, the broker uses a valuation model that incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income of the loan, prepayment speeds and default rates that market participants use for acquiring similar servicing rights. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

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

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company's goodwill all arose from the OITRS merger. Contingent consideration paid in subsequent periods under the terms of the OITRS merger agreement, if any, would be considered acquisition costs and classified as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company subjects its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. During the year ended December 31, 2007, the Company recorded an impairment charge of approximately $3.4 million to reduce the carrying value to zero.

Derivative Assets and Derivative Liabilities.  Prior to the suspension of the mortgage origination operations, the Company's mortgage committed pipeline included interest rate lock commitments (“IRLCs”) that had been extended to borrowers who had applied for loan funding and met certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the Company classified and accounted for the IRLCs as derivatives. Accordingly, IRLCs were recorded at their fair value with changes in fair value recorded to current earnings. Changes in fair value of IRLCs were determined based on changes in value of similar loans observed over the period in question. The Company used other derivative instruments to economically hedge the IRLCs, which were also classified and accounted for as derivatives.

The Company's risk management objective for its mortgage loans held for sale included use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, the Company's mortgage forward delivery contracts were recorded at their fair value with changes in fair value recorded to current earnings. The value of mortgage forward delivery contracts were obtained from readily available market sources. The Company also evaluated its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Derivative assets or liabilities arising from the Company's derivative activities were reported as separate line items in the accompanying consolidated financial statements in “Derivative Asset” or Derivative Liability.” IRLCs were included in Mortgage loans held for sale. Fluctuations in the fair market value of IRLCs and other derivatives employed were reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

Gain on Sale of Loans.  Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million and $59.9 million, respectively, were capitalized as direct loan origination costs during the years ended December 31, 2007 and 2006 and reflected in the basis of loans sold for gain on sale calculation purposes. Loan fees related to the origination and funding of mortgage loans held for sale which were also capitalized, were $7.5 million during the year ended at December 31, 2006. The net gain on sale of loans for the year ended December 31, 2006 was $15.5 million. The net gain on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gains on mortgage banking activities” on the consolidated statement of operations.

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

(b) – Mortgage loans held for sale, net

Prior to ceasing operations, upon the closing of a residential mortgage loan or shortly thereafter, OITRS would sell or securitize the majority of its mortgage loan originations. OITRS also sold mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OITRS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs.  Mortgage loans held for sale consist of the following as of December 31, 2007 and 2006:

 (in thousands)

	December 31,
	2007	2006
Mortgage loans held for sale, and other, net	$4,780	$741,545
Deferred loan origination costs and other-net	-	9,188
Valuation allowance	(3,797)	(899)
	$983	$749,834

Included in mortgage loans held for sale at December 31, 2006 above are IRLCs.  Fluctuations in the fair market value of IRLCs and other derivatives employed are reflected in the consolidated statement of operations under the discontinued operations.

(c) – Retained interest, trading

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

The following table summarizes OITRS’s residual interests in securitizations as of December 31, 2007 and 2006:

(in thousands)

		December 31,
Series	Issue Date	2007	2006
HMAC 2004-1	March 4, 2004	$2,460	$2,948
HMAC 2004-2	May 10, 2004	1,408	1,939
HMAC 2004-3	June 30, 2004	880	362
HMAC 2004-4	August 16, 2004	1,506	1,544
HMAC 2004-5	September 28, 2004	3,043	4,545
HMAC 2004-6	November 17, 2004	5,181	9,723
OMAC 2005-1	January 31, 2005	6,948	13,331
OMAC 2005-2	April 5, 2005	7,046	14,259
OMAC 2005-3	June 17, 2005	10,736	16,091
OMAC 2005-4	August 25, 2005	9,752	12,491
OMAC 2005-5	November 23, 2005	7,717	8,916
OMAC 2006-1	March 23, 2006	10,835	13,219
OMAC 2006-2	June 26, 2006	1,789	4,831
Total		$69,301	$104,199

There were no securitizations completed during the year ended December 31, 2007.  Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during 2006 were as follows:

Prepayment speeds (CPR)	36.25%
Weighted-average-life	4.18
Expected credit losses	0.74%
Discount rates	16.81%
Interest rates	Forward LIBOR Yield curve

At December 31, 2007 and 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

($ in thousands)

	December 31,
	2007	2006
Balance sheet carrying value of retained interests – fair value	$69,301	$104,199
Weighted average life (in years)	4.09	4.26
Prepayment assumption (annual rate)	26.37%	37.88%
Impact on fair value of 10% adverse change	$(6,908)	$(8,235)
Impact on fair value of 20% adverse change	$(12,577)	$(14,939)
Expected Credit losses (annual rate)	1.22%	0.56%
Impact on fair value of 10% adverse change	$(6,409)	$(3,052)
Impact on fair value of 20% adverse change	$(13,633)	$(6,098)
Residual Cash-Flow discount rate	20.00%	16.03%
Impact on fair value of 10% adverse change	$(4,138)	$(4,575)
Impact on fair value of 20% adverse change	$(7,907)	$(8,771)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(14,906)	$(18,554)
Impact on fair value of 20% adverse change	$(28,225)	$(39,292)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at December 31, 2007 and 2006.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

 ($ in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through December31, 2007	Projected Future Credit Losses as of December 31, 2007	Projected Total Credit Losses as of December 31, 2007
HMAC 2004-1	March 4, 2004	$309,710	0.26%	0.24%	0.50%
HMAC 2004-2	May 10, 2004	388,737	0.59%	0.25%	0.85%
HMAC 2004-3	June 30, 2004	417,055	0.34%	0.20%	0.55%
HMAC 2004-4	August 16, 2004	410,123	0.25%	0.33%	0.58%
HMAC 2004-5	September 28, 2004	413,875	0.42%	0.33%	0.75%
HMAC 2004-6	November 17, 2004	761,027	0.63%	0.54%	1.17%
OMAC 2005-1	January 31, 2005	802,625	0.26%	0.77%	1.03%
OMAC 2005-2	April 5, 2005	883,987	0.27%	0.78%	1.05%
OMAC 2005-3	June 17, 2005	937,117	0.25%	0.75%	1.00%
OMAC 2005-4	August 25, 2005	1,321,739	0.16%	1.19%	1.35%
OMAC 2005-5	November 23, 2005	986,277	0.08%	1.47%	1.54%
OMAC 2006-1	March 23, 2006	934,441	0.15%	1.44%	1.59%
OMAC 2006-2	June 26, 2006	491,572	0.10%	2.79%	2.89%
Total		$9,058,285

The table below summarizes certain cash flows received from and paid to securitization trusts for the years ended December 31, 2007 and 2006:

(in thousands)

	Years Ended December 31,
	2007	2006
Proceeds from securitizations	$-	$1,436,838
Servicing fees received	11,744	17,878
Servicing advances	4,812	662
Cash flows received on retained interests	5,779	4,356

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of December 31, 2007 and 2006:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more	Net Credit Losses
December 31, 2007	$4,528,481	$457,872	$23,639
December 31, 2006	$5,849,013	$138,205	$5,210

(d) – Mortgage servicing rights, net

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

Activities for MSRs are summarized as follows for the years ended December 31, 2007 and 2006:

(in thousands)

	Years Ended December 31,
	2007	2006
Balance at beginning of period (at cost)	$98,859	$86,082
Adjustment to fair value upon adoption of SFAS 156 at January 1, 2006	-	4,298
Additions	7,718	43,175
Sales, net of reserve for prepayment protection	(87,603)	-
Changes in fair value:
Due to changes in market conditions and run-off	(13,351)	(33,551)
Due to change in valuation assumptions	(2,550)	(1,145)
Balance at end of period	$3,073	$98,859

Estimates of fair value involve several assumptions, including the key valuation assumptions about market expectations of future prepayment rates, interest rates and discount rates. Prepayment rates are projected using a prepayment model. The model considers key factors, such as refinance incentive, housing turnover, seasonality and aging of the pool of loans. Prepayment speeds incorporate expectations of future rates implied by the forward LIBOR/swap curve, as well as collateral specific information

At December 31, 2007 and 2006, key economic assumptions and the sensitivity of the current fair value of MSR rights cash flows to the immediate 10 percent and 20 percent adverse change in those assumptions are as follows:  (Note - base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

($ in thousands)

	December 31,
	2007	2006
Prepayment assumption (annual rate) (PSA)	557.3	424.6
Impact on fair value of 10% adverse change	$(129)	$(3,923)
Impact on fair value of 20% adverse change	$(242)	$(7,557)
MSR Cash-Flow Discount Rate	13.46%	14.50%
Impact on fair value of 10% adverse change	$(105)	$(3,505)
Impact on fair value of 20% adverse change	$(201)	$(6,727)

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

(e) - Warehouse Lines of Credit and Drafts Payable

OITRS issues drafts or wires at loan settlement in order to facilitate the closing of mortgage loans held for sale. Drafts payable represent mortgage loans on which a closing has occurred prior to year end but the related drafts have not cleared the respective bank. Upon clearing the bank, the drafts are funded by the appropriate warehouse line of credit. Warehouse and aggregate lines of credit and loans sale agreements accounted for as financing consisted of the following at December 31, 2007 and 2006:

(in thousands)

	December 31,
	2007	2006
Warehouse lines of credit:
A committed warehouse line of credit for $100 million between OITRS and Residential Funding Corporation ("RFC"). The agreement expired on February 28, 2007 and was not renewed.	$-	$6,172

A syndicated committed warehouse line of credit for $850 million between OITRS and JP Morgan Chase (“JPM”). The agreement expired on July 31, 2007.	-	409,609

An aggregation facility for $1.5 billion for the whole loan and servicing rights facility, collectively, (of which no more than $100 million may be allocated to the servicing rights facility) between HS Special Purpose, LLC, a wholly-owned subsidiary of OITRS, and Citigroup Global Markets Realty Corp. (“Citigroup”) to aggregate loans pending securitization. The agreement expired on December 20, 2007.	-	5,358

A $750 million purchase and security agreement between OITRS and UBS Warburg Real Estate Securities, Inc. (“UBS Warburg”)	-	3,283

Drafts payable	-	6,542
Loans sales agreements accounted for as financings:
An uncommitted $700 million purchase agreement between OITRS and Colonial Bank.	-	303,915
Total Warehouse lines and drafts payable	$-	$734,879

In addition to the RFC, JPM, Citigroup, UBS Warburg, and Colonial Bank facilities, OITRS has purchase and sale agreements with Fannie Mae. These additional agreements allow OITRS to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of its warehouse facilities. OITRS has a combined capacity of $100 million under these purchase and sale agreements. There were no amounts sold and being held under these agreements at December 31, 2006. The agreements are not committed facilities and may be terminated at the discretion of either party.

(f) - Other Secured Borrowings

Other secured borrowings consisted of the following at December 31, 2007 and 2006:

(in thousands)

	December 31,
	2007	2006
A committed warehouse line of credit for $150.0 million between OITRS and JP Morgan Chase, that allows for a sublimit for originated Mortgage Servicing Rights. The agreement expired September 28, 2007.	$-	$71,657

Citigroup Global Markets Realty Corp., line of credit for $80.0 million secured by the retained interests in securitizations OMAC 2005-1 through OPMAC 2006-1. The facility was extended on December 19, 2007 through February 26, 2008 and the limit reduced in stages, ultimately to $11.0 million. The facility was extended again through May 26, 2008 and the limit further reduced in stages, initially to $8.0 million through March 26, 2008, $5.0 million through April 30, 2008 and $0.0 million as of May 26, 2008. The agreement provides for interest rate based on LIBOR plus 3.00%.	18,000	50,320
	$18,000	$121,977

The Citigroup Global Realty Inc. facility contains financial covenants pertaining to tangible net worth and total indebtedness.  The Company was in compliance with such covenants at December 31, 2007.

(g) – Savings Incentive Plan

OITRS’s employees have the option to participate in the Company Savings and Incentive Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at OITRS’s sole discretion, OITRS can match the employees’ contributions as well as make annual profit-sharing contributions to the Plan. For the years ended December 31, 2007 and 2006, OITRS made 401(k) matching contributions of $272,769 and $241,056, respectively.

(h) – Income Taxes

OITRS is a tax paying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  The income tax provision for the year ended December 31, 2007 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax loss due primarily to the recording of and adjustments to the deferred tax asset valuation allowances.  The net deferred tax assets generated by the net loss incurred during the year ended December 31, 2007 are offset in their entirety by a deferred tax asset valuation allowance.  The amount of the gross tax benefit generated by this loss is reduced by an offsetting valuation allowance of the same amount. The deferred tax asset and offsetting valuation allowance at December 31, 2007 was $93.9 million.

OITRS recorded a tax provision for the year ended December 31, 2007 as a result of the following. OITRS recorded a deferred tax asset valuation allowance of approximately $37.4 million during the three month period ended March 31, 2007; there was no allowance recorded previously.  At December 31, 2006, OITRS had recorded net deferred tax assets of approximately $7.1 million. The recording of the valuation allowance (among other items) during the three months ended March 31, 2007 resulted in OITRS recording an income tax provision of $11.5 million, and reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability at March 31, 2007 of approximately $4.3 million.   As part of the recording of this allowance, the State tax NOLs at March 31, 2007 were fully allowanced, as their availability to fully offset recorded deferred tax liabilities was not assured at that date.  The losses incurred by OITRS post-March 31, 2007 are sufficient to ensure that the State tax NOLs will be available to offset recorded deferred tax liabilities and any realized gains on sales of OITRS assets; therefore the net deferred tax liability of $4.3 million was offset by the deferred tax assets related to the State tax NOLs expected to be realized, and a $4.3 million reduction in the deferred tax asset valuation allowance was recorded during the three months ended September 30, 2007.  Therefore, the provision for income taxes for OITRS for the year ended December 31, 2007 is $7.2 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, including the impact related to the closing of the operations of OITRS.  At December 31, 2007, management believes it is more likely than not that the Company will not realize the full benefits of all of the federal and state tax loss carryforwards, which is the primary deferred tax asset of OITRS.  In addition, OITRS has abandoned the tax NOLs in certain states as operations have closed, and OITRS has ceased activities in those tax jurisdictions.  Consequently, the Company has recorded a valuation allowance against all of the net deferred tax assets of OITRS.  As of December 31, 2007, OITRS has an estimated federal tax net operating loss carryforward of approximately $226.6 million, and estimated available State tax NOLs of $94.1 million, which begin to expire in 2025, and are fully available to offset future taxable income.

The effective income tax benefit for the year ended December 31, 2006 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax loss due primarily to permanent differences, the state tax benefit (net of the Federal tax effect) and valuation allowances.

(i) - Transactions with Related Parties

During the years ended December 31, 2007 and 2006, OITRS received aggregate payments of approximately, $0.4 million and $1.6 million, respectively from Southstar Funding, LLC (“Southstar Funding”) primarily in exchange for the performance of certain interim loan servicing functions.  Southstar Funding is fifty percent owned by Southstar Partners, LLC (“Southstar Partners”).  Certain former officers of OITRS, one of whom is also a former director of the Company, own membership interests in Southstar Partners.  In addition, an officer of OITRS as well as a former director of the Company serves on the Board of Managers of Southstar Funding.  As of December 31, 2007, there were no amounts due from or owed to Southstar Partners or Southstar Funding.  As of December 31, 2006, amounts due from Southstar Funding totaled $0.3 million and no amounts were owed to Southstar Funding In addition, no amounts were due or owing to Southstar Partners as of December 31, 2006.  Amounts paid for interim loan servicing were determined on an arms-length basis and are comparable to amounts charged to other, non-related parties. On April 11, 2007, Southstar Funding filed a voluntary petition under Chapter 7 of the U.S. Bankruptcy Code.

(j) - Commitments and Contingencies

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

Changes in the liability during 2007 and 2006 are presented below:

(in thousands)

	Years Ended December 31,
	2007	2006
Balance—Beginning of period	$7,136	$2,038
Provision	16,029	8,499
Charge-Offs	(17,905)	(3,401)
Balance—End of period	$5,260	$7,136

Net Worth Requirements. OITRS is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, HUD, and other investors. At December 31, 2006, the highest minimum net worth requirement applicable to OITRS was approximately $1.9 million. OITRS had excess net worth of approximately $2.1 million at December 31, 2006.  Such minimum net worth requirements also existed at December 31, 2007, however OITRS had negative net worth of approximately $71.1 million. Because OITRS does not meet the minimum net worth requirements necessary to maintain its approved status as of December 31, 2007, OITRS will not be able to originate new loans under such programs unless it cures such non-compliance.  Effective June 30, 2007, however, OITRS ceased originating new mortgages in connection with its exit from the mortgage origination business.

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS, formerly known as Opteum Financial Services, LLC, seeking specific performance and alleging breach of contract for allegedly failing to repurchase certain loans.  OITRS believes the plaintiff’s claim is without merit and intends to vigorously defend the case.

As part of the November 3, 2005 merger pursuant to which OITRS became a wholly-owned subsidiary of Bimini, the parties to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) agreed to special resolution procedures concerning certain litigation matters in which OITRS was a party and that was pending at the time of the merger.  Certain provisions of the Merger Agreement specified the manner in which four separate litigation matters would be treated for purposes of determining the rights and obligations of the parties to the Merger Agreement.  In two of these matters, OITRS is the plaintiff and is seeking money damages from third parties.  In the other two matters, OITRS is a defendant and is defending itself against claims for money damages. The two matters in which OITRS was the plaintiff and one of the two matters in which OITRS was a defendant have been concluded.  The net proceeds received by OITRS as a result of the conclusion of these matters are being held in escrow and will be used to satisfy amounts, if any, paid in connection with the resolution of the other matter in which OITRS is a defendant.

      Pursuant to the terms of the Merger Agreement, the former owners of OITRS must indemnify the Company for any liabilities arising from the two matters in which OITRS is a defendant.  In addition, the former owners of OITRS are entitled to receive any amounts paid to the Company upon the settlement or final resolution of the two matters in which OITRS is the plaintiff.

Guarantees. OITRS has guaranteed the obligations of OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under its financing facility with Citigroup described in Note 12. This guaranty will remain in effect so long as the applicable financing facility remains in effect.  If an Event of Default occurs under this financing facility that is not cured or waived, OITRS may be required to perform under its guaranty.  There is no specific limitation on the maximum potential future payments under this guaranty.  However, OITRS’s liability under this guaranty would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facility.

NOTE 13.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2007 and 2006.

(in thousands, except per share data)

	Quarters Ended,
	March 31	June 30	September 30	December 31
2007
Interest income	$38,634	$27,524	$24,635	$11,709
Interest expense	(37,552)	(33,591)	(21,144)	(10,614)
Net interest income (expense), before trust preferred interest	1,082	(6,067)	3,491	1,095
Interest expense on trust preferred debt	(2,090)	(2,090)	(2,090)	(2,092)
Net interest income (expense)	(1,008)	(8,157)	1,401	(997)
Other income (expense)	(821)	(73,818)	(2,530)	4,111
Total net revenues (deficiency of revenues)	(1,829)	(81,975)	(1,129)	3,114
Direct REIT operating expenses	228	223	181	193
General and administrative expenses	1,880	1,862	1,915	1,991
Total expenses	2,108	2,085	2,096	2,184
Minority interest	771	-	-	-
Income (loss) from continuing operations	(3,166)	(84,060)	(3,225)	930
Discontinued operations (net of tax)	(74,904)	(78,407)	(1,498)	(3,323)
Net loss	$(78,070)	$(162,467)	$(4,723)	$(2,393)
Basic and Diluted Net Income (Loss) Per Share:
Class A Common Stock
Continuing operations	$(0.13)	$(3.38)	$(0.13)	$0.04
Discontinued operations (net of tax)	(3.01)	(3.15)	(0.06)	(0.13)
Total	$(3.14)	$(6.53)	$(0.19)	$(0.09)
Class B Common Stock
Continuing operations	$(0.13)	$(3.37)	$(0.13)	$0.04
Discontinued operations (net of tax)	(3.01)	(3.15)	(0.06)	(0.13)
Total	$(3.14)	$(6.52)	$(0.19)	$(0.09)
2006
Interest income	$39,996	$54,825	$43,051	$31,841
Interest expense	(36,790)	(41,732)	(42,828)	(39,593)
Net interest income, before trust preferred interest	3,206	13,093	223	(7,752)
Interest expense on trust preferred debt	(2,090)	(2,090)	(2,090)	(2,092)
Net interest income (expense)	1,116	11,003	(1,867)	(9,844)
Other income (expense)	-	70	(166)	(7,225)
Total net revenues (deficiency of revenues)	1,116	11,073	(2,033)	(17,069)
Direct REIT operating expenses	319	227	196	245
General and administrative expenses	2,130	3,027	1,877	1,786
Total expenses	2,449	3,254	2,073	2,031
Minority interest	-	-		49
Income (loss) from continuing operations	(1,333)	7,819	(4,106)	(19,051)
Discontinued operations (net of tax)	(6,639)	(9,214)	(2,150)	(14,872)
Net loss	$(7,972)	$(1,395)	$(6,256)	$(33,923)
Basic and Diluted Net Income (Loss) Per Share:
Class A Common Stock
Continuing operations	$(0.06)	$0.32	$(0.16)	$(0.77)
Discontinued operations (net of tax)	(0.28)	(0.38)	(0.09)	(0.60)
Total	$(0.34)	$(0.06)	$(0.25)	$(1.37)
Class B Common Stock
Continuing operations	(0.06)	0.32	(0.16)	(0.77)
Discontinued operations (net of tax)	(0.28)	(0.37)	(0.09)	(0.60)
Total	$(0.34)	$(0.05)	$(0.25)	$(1.37)

Quarterly results in the table above for 2006 and the first quarter of 2007 have been restated to reflect the results of OITRS as discontinued operations.  Beginning with the second quarter of 2007 the results of OITRS have been reported as discontinued operations.  However, prior to the second quarter of 2007 the results of OITRS had been consolidated with those of the Company.  Further, results for the second quarter of 2007 have been restated to adjust for the elimination of interest income and interest expense on inter-company debt reflected in the results of operations as originally filed.  Interest income and interest expense of $2.038 million has been eliminated from the results previously reported on August 14, 2007, which resulted in no change in net loss for the second quarter of 2007.

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

ITEM 9A (T). CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers And corporate governance.

    The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2008 Annual Meeting of Stockholders to be held on April 25, 2008, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2007 (the "Proxy Statement").

    The Company's executive officers are appointed by the Company’s Board of Directors.  The Board of Directors has determined that each member of the Audit Committee of the Board of Directors, including the Chair of the Audit Committee, Robert J. Dwyer, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

    The Company has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of the Company and its subsidiaries.  The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers, as well as the Company’s Corporate Governance Guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.biminicapital.com and will be made available to any shareholder upon request. The Company intends to disclose any waivers from, or amendments to, the Code of Ethics for Senior Financial Officers by posting a description of such waiver or amendment on our Internet Web site.

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

ITEM 14.                      Principal Accountant Fees And Services.

    The information required by this Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules.
a.
Financial Statements. The consolidated financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth in Part II-Item 8 of this Form 10-K and are incorporated herein by reference.

       The following information is filed as part of this Form 10-K:

  b.    Financial Statement Schedules.

Not applicable.

  c.    Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
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

†10.3	Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007
†10.4	Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007
†10.5	Form of Phantom Share Award Agreement
†10.6	Form of Restricted Stock Award Agreement
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

*21.1	Subsidiaries of the Registrant
*23.1	Consent of Ernst & Young LLP
*24.1	Powers of Attorney
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 13, 2008.

BIMINI CAPITAL MANAGEMENT, INC. (Registrant)
By	/s/ Robert E. Cauley
Robert E. Cauley Vice Chairman, Senior Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2008.

Signature	Capacity
/s/ Jeffrey J Zimmer
Jeffrey J. Zimmer	Director, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ Robert E. Cauley
Robert E. Cauley	Director, Vice Chairman of the Board, Senior Executive Vice President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Kevin L. Bespolka	Director
Robert J. Dwyer	Director	By /s/ Robert E. Cauley Robert E. Cauley, Attorney-in-Fact

W. Christopher Mortenson	Director

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
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

†10.3	Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007
†10.4	Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007
†10.5	Form of Phantom Share Award Agreement
†10.6	Form of Restricted Stock Award Agreement
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

*21.1	Subsidiaries of the Registrant
*23.1	Consent of Ernst & Young LLP
*24.1	Powers of Attorney
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.