Form 10-Q
period 2008-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2008-05-12
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer, “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                           Accelerated filer ☒
Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of May 9, 2008, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 25,032,645; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS:
Mortgage-backed securities:
Available-for-sale, pledged to counterparties, at LOCOM	$-	$293,729,451
Held for trading, pledged to counterparties, at fair value	509,826,331	396,175,157
Unpledged, at fair value	5,490,612	674,326
Total mortgage-backed securities	515,316,943	690,578,934
Cash and cash equivalents	15,131,512	27,284,760
Restricted cash	-	8,800,000
Principal payments receivable	200,751	99,089
Accrued interest receivable	2,611,736	3,637,302
Property and equipment, net	4,151,647	4,181,813
Prepaids and other assets	5,032,121	5,315,835
Assets held for sale	92,266,517	96,619,615
Total Assets	$634,711,227	$836,517,348

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements	$491,016,999	$678,177,771
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	2,511,707	3,872,101
Accounts payable, accrued expenses and other	583,506	644,858
Liabilities related to assets held for sale	17,593,615	27,842,174
Total Liabilities	614,802,827	813,633,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding	-	-

Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 25,013,099 shares issued and outstanding as of March 31, 2008 and 24,861,404 shares issued and outstanding as of December 31, 2007	25,013	24,861

Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of March 31, 2008 and December 31, 2007	319	319

Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of March 31, 2008 and December 31, 2007	319	319

Additional paid-in capital	338,656,567	338,241,582
Accumulated deficit	(318,773,818)	(315,383,637)
Stockholders’ Equity, net	19,908,400	22,883,444
Total Liabilities and Stockholders’ Equity	$634,711,227	$836,517,348
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2008	2007

Interest income, net of amortization of premium and discount	$10,110,893	$38,634,264
Interest expense	(7,627,461)	(37,552,204)
Net interest income, before interest on trust preferred debt	2,483,432	1,082,060
Interest expense on trust preferred debt	(2,090,432)	(2,090,432)
Net interest income (expense)	393,000	(1,008,372)
Fair value adjustment - held for trading securities	603,081	-
Gains/(loss) on sale of mortgage-backed securities, net	322,571	(820,271)
Revenues (Deficiency of revenues), net	1,318,652	(1,828,643)

Direct REIT operating expenses	185,289	228,247

General and administrative expenses:
Compensation and related benefits	845,378	1,192,385
Directors' fees and liability insurance	174,046	188,574
Audit, legal and other professional fees	394,087	342,396
Other administrative	490,628	156,691
Total general and administrative expenses	1,904,139	1,880,046

Total expenses	2,089,428	2,108,293
Loss from continuing operations before minority interest	(770,776)	(3,936,936)
Minority interest in consolidated subsidiary	-	770,563
Loss from continuing operations	(770,776)	(3,166,373)

Loss from discontinued operations, net of tax	(4,333,501)	(74,903,645)

Net loss	$(5,104,277)	$(78,070,018)

Basic And Diluted Net Loss Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(0.03)	$(0.13)
Discontinued operations	(0.17)	(3.01)
Total basic and diluted net loss per Class A share	$(0.20)	$(3.14)
CLASS B COMMON STOCK
Continuing operations	$(0.03)	$(0.13)
Discontinued operations	(0.17)	(3.01)
Total basic and diluted net loss per Class B share	$(0.20)	$(3.14)
Average Shares Outstanding
CLASS A COMMON STOCK	24,929,750	24,534,374
CLASS B COMMON STOCK	319,388	319,388
Cash dividends declared per share of:
CLASS A COMMON STOCK	$-	$0.05
CLASS B COMMON STOCK	$-	$0.05

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2008

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, December 31, 2007	$24,861	$319	$319	$338,241,582	$(315,383,637)	$22,883,444
Cumulative effect adjustment upon adoption of SFAS No. 159	-	-	-	-	1,714,096	1,714,096
Net loss and comprehensive loss	-	-	-	-	(5,104,277)	(5,104,277)
Issuance of Class A common shares for board compensation and equity plan share exercises, net	152	-	-	61,125	-	61,277
Amortization of equity plan compensation	-	-	-	355,225	-	355,225
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	(422)	-	(422)
Stock issuance costs, and other adjustments	-	-	-	(943)	-	(943)
Balances, March 31, 2008	$25,013	$319	$319	$338,656,567	$(318,773,818)	$19,908,400

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,104,277)	$(78,070,018)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Net loss from discontinued operations	4,333,501	74,903,645
Amortization of premium and discount on mortgage-backed securities, net	-	2,390,095
Stock compensation	416,502	679,536
Depreciation and amortization	38,338	59,028
(Gain) loss on sale of mortgage-backed securities, net	(322,571)	820,271
Fair value adjustment - held for trading securities	(603,081)	-
From trading securities:
Purchases	(22,199,857)	-
Sales	158,390,897	-
Principal repayments	41,609,037	-
Changes in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	1,025,566	(409,390)
Decrease in prepaids and other assets	283,714	46,417
(Decrease) increase in accrued interest payable	(1,360,394)	2,781,792
Decrease in accounts payable, accrued expenses and other	(61,774)	(58,752)
NET CASH PROVIDED BY OPERATING ACTIVITIES	176,445,601	3,142,624
CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	-	(834,671,789)
Sales	-	302,615,047
Principal repayments	-	412,879,551
Purchases of property and equipment, and other	(8,172)	1,467
NET CASH USED IN INVESTING ACTIVITIES	(8,172)	(119,175,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	8,800,000	-
Proceeds from repurchase agreements	1,516,887,978	5,288,715,205
Principal payments on repurchase agreements	(1,704,048,750)	(5,168,272,927)
Stock issuance costs, and other adjustments	(943)	-
Cash dividends paid	-	(1,266,937)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(178,361,715)	119,175,341
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash (used in) provided by operating activities	(228,962)	312,107,915
Net cash used in investing activities	-	(300,917)
Net cash used in financing activities	(10,000,000)	(325,892,347)
NET CASH USED IN DISCONTINUED OPERATIONS	(10,228,962)	(14,085,349)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,153,248)	(10,943,108)
CASH AND CASH EQUIVALENTS, Beginning of the period	27,284,760	82,751,795
CASH AND CASH EQUIVALENTS, End of the period	$15,131,512	$71,808,687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,926,750	$36,860,844

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Cash dividends declared and payable, not yet paid	$-	$1,267,645
Securities transferred from available-for-sale to trading (at fair value)	$296,117,873	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2008

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”). Bimini Capital’s website is located at http://www.biminicapital.com. On February 10, 2006, Bimini Mortgage changed its name to Opteum Inc. (“Opteum”). On September 28, 2007, Opteum changed its name to Bimini Capital Management, Inc.

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold.   Therefore, all of OITRS’s assets are considered held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards (see Note 11).  For financial statement presentation purposes, Bimini Capital is now operating in a single business segment, as a real estate investment trust (“REIT”).

Bimini Capital has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Bimini Capital is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  OITRS has elected to be treated as a taxable REIT subsidiary and, as such, is subject to federal, state and local income taxation.  In addition, the ability of OITRS to deduct interest paid or accrued to Bimini Capital for federal, state and local tax purposes is subject to certain limitations.

As used in this document, discussions related to Bimini Capital, the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of mortgage-backed securities (“MBS”) refer to Bimini Capital Management, Inc.  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, were formerly conducted by OITRS and are now reported as discontinued operations.

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities itself, have been extremely turbulent recently.  The volatility in the market prompted intervention on the part of the Federal Reserve in an effort to restore stability. There can be no assurance such actions will be sufficient to achieve the desired result, or that market conditions may not deteriorate further. The Company has outstanding $395.3 million of repurchase agreements with maturities through September 2008. Should the Company be unable to extend the maturity of this debt, it may be forced to sell assets, which may result in losses upon such sales.  While the financing of $8.0 million in place for the Company’s retained interests is committed through May 26, 2008, the lender on the financing facility has and may continue to request additional margin be posted in connection with the facility. If the Company is unable to meet such requests in the future, the Company may be forced to sell the assets or seek alternative financing.  At present, such alternative financing arrangements for the residual interests may not be available or only available at substantially higher cost.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets, increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its long-term liquidity and working capital requirements.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they may not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended March 31, 2008 are not necessarily indicative of results that can be expected for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2007 was derived from audited financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the three month period ended March 31, 2007, Citigroup Realty’s proportionate share of OITRS’s loss exceeded the net investment attributable to Citigroup Realty. Therefore, the portion of the net loss of OITRS that is attributable to Citigroup Realty’s interest is charged against the Company.  The losses absorbed by the Company which are in excess of Citigroup Realty’s investment were approximately $0.6 and $5.1 million for the three months ended March 31, 2008 and 2007, respectively.  The Company does not expect to recover these losses in future periods.

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

Discontinued Operations

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS.  All remaining assets and liabilities are reported as held for sale on the consolidated financial statements.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 11 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of March 31, 2008 and December 31, 2007. Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage-Backed Securities

As of March 31, 2008, the valuation of the Company’s investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  The definition of fair value in SFAS No. 157 focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  All REIT securities are reflected in the Company's financial statements at their estimated fair value as of March 31, 2008. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified its investments in MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Management determined the appropriate classification of the securities at the time they were acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies all of its securities acquired prior to June 30, 2007 as available-for-sale.  All securities acquired after June 30, 2007 were classified as trading securities.  On January 1, 2008, in connection with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115, the Company transferred its remaining available-for-sale securities to trading.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment with a depreciable life of 3 years, office furniture and equipment with a depreciable life of 8 to 20 years, leasehold improvements with a depreciable life of 15 years, land which has no depreciable life and building with a depreciable life of 30 years, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Bimini Capital’s property and equipment as of March 31, 2008 and December 31, 2007, is net of accumulated depreciation of $427,000 and $389,000, respectively. Depreciation expense for the three months ended March 31, 2008 and 2007 was $38,000 and $65,000, respectively.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement is accounted for as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral has declined. For the three months ended March 31, 2008 and for the year ended December 31, 2007, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

Original terms to maturity of the Company's repurchase agreements generally, but not always, range from one month to twelve months; however, the Company is not precluded from entering into repurchase agreements with shorter or longer maturities. Repurchase agreement transactions are reflected in the financial statements at their cost. Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy this obligation. If, during the term of a repurchase agreement, a counterparty files for bankruptcy, the Company could experience difficulty recovering its pledged assets and may have an unsecured claim against the counterparty's assets for the difference between the amount received by the Company and the estimated fair value of the collateral pledged to such counterparty.

Interest Income Recognition on MBS

All securities in the MBS portfolio as of March 31, 2008 are classified trading securities. Income on trading securities is based on the stated interest rate of the security. Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.   Premium or discount present at the date of purchase is not amortized.

MBS are recorded at cost on the date the MBS are purchased or sold, which is generally the trade date. Realized gains or losses from MBS transactions are determined based on the specific identified carrying value of the MBS. Interest income is accrued based on the outstanding principal amount of the MBS and their stated contractual terms. Prior to January 1, 2008, with respect to securities classified as available-for-sale, premiums and discounts associated with the purchase of the MBS were amortized or accreted into interest income over the estimated lives of the MBS adjusted for estimated prepayments using the effective interest method. Adjustments were made using the retrospective method to the effective interest computation each reporting period. The adjustment was based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages and/or the current value of the indices underlying adjustable rate mortgage securities versus index values in effect at the time of purchase or the last adjustment period.  For securities classified as trading, interest income is based on the stated interest rate and the outstanding principal balance; premium or discount associated with the purchase of the MBS classified as trading securities are not amortized.

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss) each reporting period. Other comprehensive income refers to revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income for the period ended March 31, 2007 arose from unrealized gains from changes in market values of securities classified as available-for-sale.  Comprehensive loss is as follows:

(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Net loss	$(5,104)	$(78,070)
Unrealized gain on available-for-sale securities, net	-	3,178
Comprehensive loss	$(5,104)	$(74,892)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Stock-based compensation was approximately $416,000 and $783,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

On February 20, 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140). However, if certain criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under Statement 140.  The FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.  The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), amendment to ARB No. 51.  This standard establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (4) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective as of the beginning of the fiscal year that begins on or after December 15, 2008.  The Company currently reports minority interests as a liability on the balance sheet and a separate line item on the income statement. Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption of this standard.

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption is not expected to have any impact on financial condition or results of operations as long as the Company’s REIT tax status in maintained.

On February 15, 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  On January 1, 2008, the Company elected the fair value option for its available-for-sale portfolio of mortgage-backed securities. Previously, these securities were considered to be other than temporarily impaired and carried at lower-of-cost or market. As of the adoption date, the carrying value of the existing mortgage-backed securities classified as available-for-sale were adjusted to fair value through a cumulative-effect adjustment to the beginning balance of retained earnings. This adjustment represented an increase in the carrying value of the securities of approximately $1.7 million.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

As of December 31, 2007, all of Bimini Capital's MBS were classified as either trading or available-for-sale. On January 1, 2008, the entire available-for-sale securities portfolio was transferred to trading in conjunction with the Company’s comprehensive review of its balance sheet management strategies and adoption of SFAS No. 159.  Accordingly, fluctuations in the portfolio’s fair value are recorded directly to income effective January 1, 2008.

The following are the carrying values of Bimini Capital's MBS portfolio as of March 31, 2008 and December 31, 2007:

(in thousands)

	March 31, 2008	December 31, 2007
Hybrid Arms	$331,698	$398,982
Adjustable Rate Mortgages	159,115	177,608
Fixed Rate Mortgages	24,504	113,989
Totals	$515,317	$690,579

The following table presents the components of the carrying value of Bimini Capital’s MBS portfolio as of March 31, 2008 and December 31, 2007:

(in thousands)

	March 31, 2008	December 31, 2007
Available-for-Sale Securities
Principal balance	$-	$291,579
Unamortized premium	-	3,134
Unaccreted discount	-	(309)
Trading Securities
Principal Balance	503,650	385,849
Premium	11,671	10,326
Discount	(4)	-
Carrying value/estimated fair value	$515,317	$690,579

As of March 31, 2008, all of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 3.   EARNINGS PER SHARE

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

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when authorized and declared by the Board of Directors. Following the provisions of EITF 03-6, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Class B common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

      The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2008 and 2007. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the three months ended March 31, 2008 and 2007, basic EPS computations for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the periods ended March 31, 2008 and 2007, 118,942 and 477,290 phantom shares, respectively, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31,
	2008	2007
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(5,040)	$(77,068)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	25,013	24,556
Effect of weighting	(83)	(22)
Weighted average shares-basic and diluted	24,930	24,534
Basic and diluted EPS per Class A common share	$(0.20)	$(3.14)
Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(64)	$(1,002)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319
Effect of weighting	-	-
Weighted average shares-basic and diluted	319	319
Basic and diluted EPS per Class B common share	$(0.20)	$(3.14)

NOTE 4.   REPURCHASE AGREEMENTS

Bimini Capital has entered into repurchase agreements to finance most of its MBS security purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to the forward London Interbank Offered Rate (“LIBOR”) interest rate curve. As of March 31, 2008, Bimini Capital had outstanding repurchase obligations of $491.0 million with a net weighted average borrowing rate of 4.76% and these obligations were collateralized by MBS with a fair value of $509.8 million.  As of December 31, 2007, Bimini Capital had outstanding repurchase obligations of $678.2 million with a net weighted average borrowing rate of 5.07%.  These obligations were collateralized by MBS with a fair value of $689.9 million.

As of March 31, 2008 and December 31, 2007, Bimini Capital’s repurchase agreements and the collateral agreements thereon had remaining maturities as summarized below:

($ in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
March 31, 2008
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$5,603	$94,242	$-	$412,567	$512,412
Fair market value of securities sold, including accrued interest receivable	$5,603	$94,242	$-	$412,567	$512,412
Repurchase agreement liabilities associated with these securities	$5,169	$90,518	$-	$395,330	$491,017
Net weighted average borrowing rate	2.70%	4.00%	-	4.96%	4.76%
December 31, 2007
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Fair market value of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Repurchase agreement liabilities associated with these securities	$-	$244,379	$37,577	$396,222	$678,178
Net weighted average borrowing rate	-	5.21%	5.34%	4.96%	5.07%

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of March 31, 2008 and December 31, 2007.

($ in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
March 31, 2008
JP Morgan Securities	$9,567	158
Deutsche Bank Securities, Inc.	6,472	158
Goldman Sachs	2,458	6
December 31, 2007
Deutsche Bank Securities, Inc.	$8,823	193
Goldman Sachs	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

As of March 31, 2008, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(in thousands)

	March 31, 2008	December 31, 2007
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$51,550	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

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

NOTE 6.  CAPITAL STOCK

During the three months ended March 31, 2008, the Company issued a total of 125,002 shares of Class A Common Stock to its independent directors for the payment of director fees for services rendered.

During the three months ended March 31, 2008, the Company issued 26,693 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 31, 2010. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the three months ended March 31, 2008 and 2007 totaled approximately, $355,000 and $733,000, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the three month periods ended March 31, 2008 and 2007 is presented below:

	Three Months Ended March 31,
	2008		2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	127,372	$11.36	339,862	$12.60
Granted	250,000	0.26	25,607	7.61
Vested	(48,334)	6.86	(51,961)	13.35
Forfeited	(56,762)	0.54	-	-
Nonvested, at March 31	272,276	$4.22	313,508	$12.07

There were a total of 20,833 and 164,782 phantom shares that were vested and unissued as of March 31, 2008 and 2007, respectively. The total number of outstanding (vested and nonvested) phantom share awards that include dividend equivalent rights as of March 31, 2008 and 2007 were 118,942 and 477,290, respectively. As of March 31, 2008, there was approximately $980,000 of total unrecognized compensation cost related to nonvested phantom share awards.  The cost is expected to be recognized over a weighted-average period of 9.7 months.

Bimini Capital also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”).  The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

Guarantees.  Bimini Capital has guaranteed the obligations of OITRS and OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with Citigroup described in Note 11. These guarantees will remain in effect so long as the applicable financing facilities remain in effect.  If an Event of Default occurs under these financing facilities that are not cured or waived, Bimini Capital may be required to perform under its guarantees.  There is no specific limitation on the maximum potential future payments under these guarantees.  However, Bimini Capital’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.  In addition, Bimini has guaranteed the performance of OITRS with respect to other contractual obligations.

NOTE 9.  INCOME TAXES

Taxable income, as generated by Bimini Capital’s qualifying REIT activities, is computed differently from Bimini Capital’s financial statement net income as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and Bimini Capital’s financial statement net income (loss) can be substantial and each item can affect several years. Since inception through March 31, 2008, Bimini Capital's REIT taxable income is approximately $84.1 million greater than Bimini Capital's financial statement net income (loss) as reported in its financial statements.

For the three months ended March 31, 2008, Bimini Capital's REIT taxable income was approximately $2.6 million less than Bimini Capital's financial statement net income from REIT activities. Bimini Capital's most significant book to tax differences include interest on inter-company loans with OITRS, interest income from the MBS portfolio (computed differently for GAAP and tax), mark to market adjustments, equity plan stock awards, depreciation of property and equipment, and the accounting for debt issuance costs. The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by Bimini Capital.

During the three months ended March 31, 2008, book gains of approximately $0.3 million on MBS sales were realized; tax capital losses are available to offset the gain from these MBS sales, and therefore they do not increase REIT taxable income.   As of March 31, 2008 the REIT has a tax net operating loss carryforward of approximately $6.5 million that is immediately available to offset future REIT taxable income.

NOTE 10.   FAIR VALUE

In connection with the adoption of SFAS No. 159, Bimini Capital elected to transfer its available-for-sale portfolio of mortgage-backed securities to trading.  The securities transferred have similar characteristics to the Company’s existing trading portfolio, including issuer, credit quality, yield, duration and remaining term.

The securities transferred were previously considered to be other than temporarily impaired and carried at lower-of-cost-or market.  As such, decreases in fair value were charged directly to earnings, while increases in fair value were not recorded.  As a result of electing to record these securities at fair value pursuant to the provisions of SFAS No. 159, the Company recorded the following to opening retained earnings:

(in thousands)

Balance at January 1, 2008 (after adoption)	$296,118
Balance at December 31, 2007 (prior to adoption)	(294,404)
Cumulative effect of adopting the fair value option	$1,714

The Company measures or monitors all of its mortgage-backed securities on a fair value basis. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for its mortgage-backed securities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

All of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. The securities in the Company’s trading portfolio are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets.

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of March 31, 2008 is determined as follows:

(in thousands)

Fair Value Measurements at March 31, 2008, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	515,317
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$515,317

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007 were as follows:

(in thousands)

	Three Months ended March 31,
	2008	2007
Revenues
Interest income, net	$1	$15,243
Interest expense	(5)	(12,329)
Net interest income	(4)	2,914
Loss on mortgage banking activities	(2,061)	(18,395)
Other income and expenses, net of non-recurring items	246	1,802
Net servicing income (loss)	175	(4,643)
Other interest expense and loss reserves	(1,185)	(23,168)
Deficiency of revenues	(2,829)	(41,490)
Expenses
General and administrative expenses	(1,505)	(21,951)
Loss before provision for income taxes	(4,334)	(63,441)
Provision for income taxes and valuation allowance	-	(11,463)
Loss from discontinued operations, net of taxes	$(4,334)	$(74,904)

The assets and liabilities of OITRS included in the consolidated balance sheet as of March 31, 2008 and December 31, 2007 were as follows:

(in thousands)

	March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$66	$705
Mortgage loans held for sale	633	983
Retained interests, trading	63,789	69,301
Securities held for sale	173	173
Originated mortgage servicing rights	3,062	3,073
Receivables	20,020	17,868
Property and equipment, net	285	285
Prepaids and other assets	4,239	4,232
Assets held for sale	$92,267	$96,620
Liabilities
Secured borrowings	$8,000	$18,000
Accounts payable, accrued expenses and other	9,594	9,842
Liabilities related to assets held for sale	$17,594	$27,842

(a)	– Significant accounting policies of OITRS

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

Mortgage Loans Held for Sale.  Mortgage loans held for sale represent mortgage loans originated and held by OITRS pending sale to investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Deferred net fees or costs are not amortized during the period the loans are held for sale, but are recorded when the loan is sold. OITRS generally, but not always, sells or securitizes loans with servicing rights retained. These transfers of financial assets are accounted for as sales for financial reporting purposes when control over the assets has been surrendered. Control over transferred assets is surrendered when (i) the assets have been isolated from OITRS; (ii) the purchaser obtains the right, free of conditions that constrain such purchaser from taking advantage of that right, to pledge or exchange the transferred assets and (iii) OITRS does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. These transactions are treated as sales in accordance with SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Gains or losses on such sales are recognized at the time legal title transfers to the purchaser and are based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. A valuation allowance is recorded to adjust mortgage loans held for sale to the lower of cost or market.

Retained Interest, Trading.  OITRS previously used warehouse loan arrangements to finance the origination and purchase of pools of fixed and adjustable-rate residential mortgage loans (the “Mortgage Loans”). Subsequent to their origination or purchase, OITRS either sells these Mortgage Loans to third-party institutional investors through bulk sale arrangements or through securitization transactions. OITRS generally makes several representations and warranties regarding the performance of the Mortgage Loans in connection with each sale or securitization.

In a securitization, OITRS accumulated the desired amount of Mortgage Loans and securitized them in order to create marketable securities. First, pursuant to a Mortgage Loan Purchase Agreement (“MLPA”), OITRS sells Mortgage Loans to Opteum Mortgage Acceptance Corporation (“OMAC”), OITRS wholly-owned special purpose entity created for the execution of these securitizations. Under this MLPA, OITRS makes general representations and warranties for the Mortgage Loans sold by OITRS to OMAC.

OMAC then deposits the Mortgage Loans purchased from OITRS into a Real Estate Mortgage Investment Conduit (“REMIC”) trust where, pursuant to a Pooling and Servicing Agreement (“P&S Agreement”), the rights to the cash flows associated with such Mortgage Loans are sold to investors in the form of marketable debt securities. These securities, issued by the REMIC trust, are divided into different classes of certificates (the “Certificates”) with varying claims to payments received on the Mortgage Loans.

Certain of these Certificates are offered to the public (the “Public Certificates”) pursuant to a prospectus. These Public Certificates are sold to underwriters on the closing date pursuant to an underwriting agreement. The proceeds from the sale of the Public Certificates to the underwriters (less an underwriting discount) are ultimately transferred to OITRS as partial consideration for the Mortgage Loans sold to OMAC pursuant to the MLPA.

Finally, subsequent to a securitization transaction as described above, OITRS typically executes an additional net interest margin (“NIM”) securitization, or “resecuritization” of the non-publicly offered Certificates, representing prepayment penalties and over-collateralization fundings (the “Underlying Certificates”). This NIM securitization is typically transacted as follows:

OMAC first deposits the Underlying Certificates into a trust (the “NIM Trust”) pursuant to a deposit trust agreement. The NIM Trust, pursuant to an indenture, then issues (i) notes (the “NIM Notes”) representing interests in the Underlying Certificates and (ii) an owner trust certificate (the “Owner Trust Certificate”) representing the residual interest in the NIM Trust. The NIM Notes are sold to third parties via private placement transactions. The net proceeds from the sale of the NIM Notes and the Owner Trust Certificate are then transferred from OMAC to OITRS. The Owner Trust Certificates from OITRS’s various securitizations represent the retained interest, trading on the consolidated balance sheet and are carried at fair value with changes in fair value reflected in earnings.

Mortgage Servicing Rights.  OITRS recognizes mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, OITRS measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values. The estimated fair value of MSRs is determined by obtaining a market valuation from a specialist who brokers MSRs.  The broker, Interactive Mortgage Advisors, LLC (IMA), is 50% owned by OITRS.  To determine the market valuation, the broker uses a valuation model that incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income of the loan, prepayment speeds and default rates that market participants use for acquiring similar servicing rights. Gains or losses on the sale of MSRs are recognized when title and all risks and rewards have irrevocably passed to the purchaser of such MSRs and there are no significant unresolved contingencies.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. OITRS’s goodwill all arose from the OITRS merger. Contingent consideration paid in subsequent periods under the terms of the OITRS merger agreement, if any, would be considered acquisition costs and classified as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, OITRS subjects its goodwill to at least an annual assessment for impairment by applying a fair value-based test. If the carrying value exceeds the fair value, goodwill is impaired. During the year ended December 31, 2007, OITRS recorded an impairment charge of approximately $3.4 million to reduce the carrying value to zero.

Derivative Assets and Derivative Liabilities.  Prior to the suspension of the mortgage origination operations, OITRS’s mortgage committed pipeline included interest rate lock commitments (“IRLCs”) that had been extended to borrowers who had applied for loan funding and met certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, OITRS classified and accounted for the IRLCs as derivatives. Accordingly, IRLCs were recorded at their fair value with changes in fair value recorded to current earnings. Changes in fair value of IRLCs were determined based on changes in value of similar loans observed over the period in question. OITRS used other derivative instruments to economically hedge the IRLCs, which were also classified and accounted for as derivatives.

OITRS’s risk management objective for its mortgage loans held for sale included use of mortgage forward delivery contracts designed as fair value derivative instruments to protect earnings from an unexpected change due to a decline in value. Effective with the adoption of SFAS No. 133, OITRS mortgage forward delivery contracts were recorded at their fair value with changes in fair value recorded to current earnings. The value of mortgage forward delivery contracts were obtained from readily available market sources. OITRS also evaluated its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

Prior to the mortgage origination operations of OITRS being terminated and their operations reported as discontinued operations, derivative assets or liabilities arising from OITRS’s derivative activities were reported as separate line items in the accompanying consolidated financial statements in “Derivative Asset” or Derivative Liability.” IRLCs were included in Mortgage loans held for sale. Fluctuations in the fair market value of IRLCs and other derivatives employed were reflected in the consolidated statement of operations under the caption “Gains on mortgage banking activities.”

Gain on Sale of Loans.  Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OITRS defers net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $12.2 million were capitalized as direct loan origination costs during the three months ended March 31, 2007 and reflected in the basis of loans sold for gain on sale calculation purposes. Prior to the mortgage origination operations of OITRS being terminated and their operations reported as discontinued operations, the net gain on sale of loans is included with changes in fair market value of IRLCs and mortgage loans held for sale and reported as “Gains on mortgage banking activities” on OITRS’s consolidated statement of operations.

Servicing Fee Income.  Servicing fee income is generally a fee based on a percentage of the outstanding principal balances of the mortgage loans serviced by OITRS (or by a subservicer where OITRS is the master servicer) and is recorded as income as the installment payments on the mortgages are received by OITRS or the subservicer.

Income Taxes.  OITRS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize in the future.

(b) - Mortgage Loans Held for Sale

Prior to ceasing operations, upon the closing of a residential mortgage loan or shortly thereafter, OITRS would sell or securitize the majority of its mortgage loan originations. OITRS also sold mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OITRS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs.  Mortgage loans held for sale consist of the following as of March 31, 2008 and December 31, 2007:

(in thousands)

	March 31, 2008	December 31, 2007
Mortgage loans held for sale, and other, net	$4,145	$4,780
Valuation allowance	(3,512)	(3,797)
Total	$633	$983

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

Valuation of Investments. OITRS classifies its retained interests as trading securities and therefore records these securities at their estimated fair value. In order to value these unrated, unquoted securities, OITRS records these assets at their estimated fair value utilizing pricing information available directly from dealers, when available, and the present value calculated by projecting the future cash flows of a security on a publicly available analytical system. When a publicly available analytical system is utilized, OITRS will input the following variable factors which will have an impact on determining the fair value:

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

During the first year of a new issue OITRS may balance positive or adverse effects of the prepayment forecast and the credit performance forecast allowing for deviation between actual and forecasted performance of the collateral pool. After the first year, OITRS will generally adjust the Prepayment and Credit Performance Forecasts to replicate actual performance trends without balancing adverse and positive effects.

The following table summarizes OITRS’s residual interests in securitizations as of March 31, 2008 and December 31, 2007:

 (in thousands)

Series	Issue Date	March 31, 2008	December 31, 2007
HMAC 2004-1	March 4, 2004	$2,317	$2,460
HMAC 2004-2	May 10, 2004	3,126	1,408
HMAC 2004-3	June 30, 2004	2,459	880
HMAC 2004-4	August 16, 2004	2,109	1,506
HMAC 2004-5	September 28, 2004	4,071	3,043
HMAC 2004-6	November 17, 2004	4,717	5,181
OMAC 2005-1	January 31, 2005	6,638	6,948
OMAC 2005-2	April 5, 2005	5,509	7,046
OMAC 2005-3	June 17, 2005	12,109	10,736
OMAC 2005-4	August 25, 2005	6,499	9,752
OMAC 2005-5	November 23, 2005	2,510	7,717
OMAC 2006-1	March 23, 2006	10,131	10,835
OMAC 2006-2	June 26, 2006	1,594	1,789
Total		$63,789	$69,301

At March 31, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	March 31, 2008	December 31, 2007
Balance sheet carrying value of retained interests – fair value	$63,789	$69,301
Weighted average life (in years)	4.63	4.09
Prepayment assumption (annual rate)	18.55%	26.37%
Impact on fair value of 10% adverse change	$(5,410)	$(6,908)
Impact on fair value of 20% adverse change	$(10,223)	$(12,577)
Expected credit losses (% of original unpaid principal balance)	2.07%	1.22%
Impact on fair value of 10% adverse change	$(7,914)	$(6,409)
Impact on fair value of 20% adverse change	$(14,908)	$(13,633)
Residual cash-flow discount rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(5,246)	$(4,138)
Impact on fair value of 20% adverse change	$(9,822)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(11,088)	$(14,906)
Impact on fair value of 20% adverse change	$(21,644)	$(28,225)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of March 31, 2008 and December 31, 2007.

Credit loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following credit loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through March 31, 2008	Projected Future Credit Losses as of March 31, 2008	Projected Total Credit Losses as of March 31, 2008
HMAC 2004-1	March 4, 2004	$309,710	0.43%	0.48%	0.91%
HMAC 2004-2	May 10, 2004	388,738	0.64%	0.35%	0.99%
HMAC 2004-3	June 30, 2004	417,055	0.45%	0.34%	0.79%
HMAC 2004-4	August 16, 2004	410,123	0.37%	0.63%	1.00%
HMAC 2004-5	September 28, 2004	413,875	0.45%	0.67%	1.12%
HMAC 2004-6	November 17, 2004	761,027	0.72%	1.11%	1.83%
OMAC 2005-1	January 31, 2005	802,625	0.44%	1.30%	1.74%
OMAC 2005-2	April 5, 2005	883,987	0.32%	1.37%	1.69%
OMAC 2005-3	June 17, 2005	937,117	0.36%	1.21%	1.57%
OMAC 2005-4	August 25, 2005	1,321,739	0.30%	2.28%	2.58%
OMAC 2005-5	November 23, 2005	986,277	0.23%	2.98%	3.21%
OMAC 2006-1	March 23, 2006	934,441	0.26%	2.24%	2.50%
OMAC 2006-2	June 26, 2006	491,571	0.34%	4.25%	4.59%
Total		$9,058,285	0.38%	1.69%	2.07%

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	March 31, 2008	March 31, 2007
Servicing fees received	$467	$5,310
Servicing advances, net of repayments	(2,344)	605
Cash flows received on retained interests	3,392	901

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of March 31, 2008 and December 31, 2007:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
March 31, 2008	$4,373,604	$595,901	$34,497
December 31, 2007	4,528,481	457,872	23,639

 (d) – Mortgage Servicing Rights, Net

      OITRS has elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. In addition, changes in value due to run-offs of the portfolio are recorded as valuation adjustments instead of amortization.

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

Activities for MSRs are summarized as follows for the three months ended March 31, 2008 and 2007:

(in thousands)

	Three Months ended March 31,
	2008	2007
Balance at beginning of period (at cost)	$3,073	$98,859
Additions	-	5,303
Sales, net of reserve for prepayment protection	-	-
Changes in fair value:
Due to changes in market conditions and run-off	(261)	(9,663)
Due to change in valuation assumptions	250	(2,559)
Balance at end of period	$3,062	$91,940

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

As of March 31, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of MSR rights cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:  (Note - base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

($ in thousands)

	March 31, 2008	December 31, 2007
Prepayment assumption (annual rate) (PSA)	692.7	557.3
Impact on fair value of 10% adverse change	$(180)	$(129)
Impact on fair value of 20% adverse change	$(338)	$(242)
MSR Cash-Flow Discount Rate	13.38%	13.46%
Impact on fair value of 10% adverse change	$(116)	$(105)
Impact on fair value of 20% adverse change	$(223)	$(201)

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

(e) – Receivables

A summary of receivables as March 31, 2008 and December 31, 2007 is presented below:

(in thousands)

	March 31, 2008	December 31, 2007
Servicing advances (principal and interest)	$7,481	$5,636
Servicing advances (taxes and insurance)	7,994	7,495
Servicing sale receivable	4,522	4,681
Other receivables	23	56
Totals	$20,020	$17,868

(f) – Secured Borrowings

Secured borrowings consisted of the following as of March 31, 2008 and December 31, 2007:

(in thousands)

	March 31, 2008	December 31, 2007
Citigroup Global Markets Realty Corp., line of credit for $80.0 million secured by the retained interests in securitizations. The facility was extended on December 19, 2007 through February 26, 2008 and the limit reduced in stages, ultimately to $11.0 million. The facility was extended again through May 26, 2008 and the limit further reduced in stages, initially to $8.0 million through March 26, 2008, $5.0 million through April 30, 2008 and $0.0 million as of May 26, 2008. The agreement provides for interest rate based on LIBOR plus 3.00%.	$8,000	$18,000

The residual financing facility contains financial covenants pertaining to tangible net worth and total indebtedness.  The Company was in compliance with such covenants as of March 31, 2008.

(g)  - Income taxes

As previously described, Bimini Capital acquired OITRS on November 3, 2005, and OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of March 31, 2008, all deferred tax assets, net of deferred tax liabilities, which are primarily generated by the net losses incurred are offset in their entirety by a deferred tax asset valuation allowance.  The amount of the gross tax benefit generated by these losses are reduced by an offsetting valuation allowance of the same amount.

During the three month period ended March 31, 2007, OITRS recorded a deferred tax asset valuation allowance of approximately $37.4 million; there was no allowance recorded previously.  As of December 31, 2006, OITRS had recorded net deferred tax assets of approximately $7.1 million. The recording of the valuation allowance (among other items) during the three months ended March 31, 2007 resulted in OITRS recording an income tax provision of $11.5 million, and reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability as of March 31, 2007 of approximately $4.3 million.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  At this time, management believes it is more likely than not that the Company will not realize the full benefits of all of the federal and state tax loss carryforwards, and that the Company will not realize any benefit of the other deferred tax assets.  Therefore, the Company has recorded a valuation allowance against all the net deferred tax assets of OITRS.

(h) – Commitments and Contingencies

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

Changes in the liability during the three months ended March 31, 2008 and 2007:

(in thousands)

	For the Three Months Ended March 31,
	2008	2007
Balance—Beginning of period	$5,260	$7,136
Provision	1,000	12,674
Charge-Offs	-	(6,345)
Balance—End of period	$6,260	$13,465

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS, seeking specific performance and alleging breach of contract for allegedly failing to repurchase certain loans.  OITRS believes the plaintiff’s claim is without merit and intends to vigorously defend the case.

As part of the November 3, 2005 merger pursuant to which OITRS became a wholly-owned subsidiary of Bimini, the parties to the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) agreed to special resolution procedures concerning certain litigation matters in which OITRS was a party and that was pending at the time of the merger.  Certain provisions of the Merger Agreement specified the manner in which four separate litigation matters would be treated for purposes of determining the rights and obligations of the parties to the Merger Agreement.  In two of these matters, OITRS was the plaintiff and was seeking money damages from third parties.  In the other two matters, OITRS was a defendant and was defending itself against claims for money damages. Each of these matters have been concluded.  The net proceeds received by OITRS as a result of the conclusion of these matters are being held in escrow and will be distributed to the former owners of OITRS pursuant to the terms of the Merger Agreement.

Guarantees. OITRS has guaranteed the obligations of OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under its financing facility with Citigroup described in Note 11(f). This guaranty will remain in effect so long as the applicable financing facility remains in effect.  If an Event of Default occurs under this financing facility that is not cured or waived, OITRS may be required to perform under its guaranty.  There is no specific limitation on the maximum potential future payments under this guaranty.  However, OITRS’s liability under this guaranty would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facility.

(i) – Fair Value

OITRS measures or monitors many of its assets on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. Examples of these include, loans held for sale, retained interests, trading, securities held for sale and mortgage servicing rights. Additionally, fair value is used on a non-recurring basis to evaluate assets for impairment.  Examples of these non-recurring uses of fair value include goodwill, and long-lived assets. Depending on the nature of the asset or liability, OITRS uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, OITRS considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, OITRS looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, OITRS looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets and OITRS must use alternative valuation techniques to derive a fair value measurement.

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)

		Fair Value Measurements at March 31, 2008, Using
	Fair Value Measurements March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$633	$-	$-	$633
Retained interests, trading	63,789	-	-	63,789
Securities held for sale	173	-	-	173
Originated mortgage servicing rights	3,062	-	-	3,062

A reconciliation of activity for the three months ended March 31, 2008 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)

	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale	Originated Mortgage Servicing Rights
Beginning balance	$983	$69,301	$173	$3,073
Gains (losses) included in earnings	78	(2,120)	-	(11)
Purchases, issuances and settlements	(428)	(3,392)	-	-
Ending Balance	$633	$63,789	$173	$3,062

Gains and losses included in earnings for the three months ended March 31, 2008 are reported in loss on mortgage banking activities.

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

Introduction

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of mortgage-backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Orchid Island TRS, LLC and its consolidated subsidiaries. This entity, which was previously named Opteum Financial Services, LLC, and referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS).

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS completed such sale and ceased its mortgage loan origination business and therefore the results of the mortgage origination business are reported as discontinued operations for the three months ended March 31, 2007. The results of the ongoing activities associated with the wind-down of the mortgage loan origination business for the three months ended March 31, 2008 are likewise reported as discontinued operations.

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

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the financial statements) as of March 31, 2008.  This deficit is computed on a GAAP basis, and does not directly affect the REIT’s ability to pay dividends.  As described in Note 9 to the financial statements, titled Income Taxes, the differences between GAAP results and REIT taxable income is substantial;  from inception to March 31, 2008, Bimini Capital’s REIT taxable income is approximately $84.1 million greater than Bimini Capital’s results as reported in its GAAP financial statements.

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the three months ended March 31, 2008, as compared to the Company’s results of operations for the three months ended March 31, 2007.   During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.

Consolidated net loss for the three months ended March 31, 2008, was $5.1 million, compared to a consolidated net loss of $78.1 million, for the three months ended March 31, 2007. Consolidated net loss per basic and diluted share of Class A Common Stock was $0.20, respectively, for the three months ended March 31, 2008, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $3.14, respectively, for the comparable prior period.

For the three months ended March 31, 2008, comprehensive loss was $5.1 million.  For three months ended March 31 2007, comprehensive loss was $74.9 million, including the net unrealized gain on available-for-sale securities of $3.2 million.

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  The unrealized gains/(losses) on available-for-sale securities is the difference between the fair market value of the portfolio of mortgage-backed securities (“MBS”) securities and their cost basis.  The unrealized gain on available-for-sale securities for the three months ended March 31, 2007 was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities.  The increased amortization for the period was the result of the continued upward resetting of ARM securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.

On February 15, 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The Company adopted SFAS 159 on January 1, 2008, and in connection with the adoption of SFAS No. 159, the Company elected to record  available-for-sale mortgage-backed securities at fair value and to transfer these securities to its trading portfolio.  As a result, fluctuations in value of the entire MBS portfolio are recorded in earnings effective January 1, 2008.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the three months ended March 31, 2008, the REIT generated $0.4 million of net interest income.  Included in these results were $10.1 million of interest income, offset by $9.7 million of interest expense.  Net interest income is up approximately $1.4 million compared to the three months ended March 31, 2007.  The increase is due to higher net interest margin available in the market in 2008, offset to some extent by a substantially reduced portfolio.

For each of the three month periods ended March 31, 2008 and 2007, the REIT’s general and administrative costs were approximately $1.9 million. For the three months ended March 31, 2008, compensation and related benefits were $0.4 million lower than for the same period in 2007, while costs associated with the Company’s evaluation of possible strategic options caused other administrative expenses to increase $0.4 million.

Bimini Capital had $0.3 million in realized gains from the sales of securities in the MBS portfolio during the three months ended March 31, 2008, compared to losses of $0.8 million during the three months ended March 31, 2007.

As of March 31, 2008, the MBS portfolio consisted of $515.3 million of agency or government MBS at fair value and had a weighted average coupon on assets of 6.16% and a net weighted average borrowing cost of 4.76%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of March 31, 2008 and December 31, 2007:

($ in thousands)

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
March 31, 2008
Adjustable-Rate MBS	$159,115	30.88%	5.62%	303	1-Jan-41	5.46	10.17%	2.51%
Fixed-Rate MBS	$24,504	4.76%	6.92%	289	1-Mar-35	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	$331,698	64.36%	6.36%	342	1-Sep-37	41.40	12.29%	3.88%
Total Portfolio	$515,317	100.00%	6.16%	327	1-Jan-41	29.74	11.60%	3.58%
December 31, 2007
Adjustable-Rate MBS	$177,608	25.72%	6.58%	294	1-Apr-44	5.49	10.61%	2.47%
Fixed-Rate MBS	110,297	15.97%	6.98%	335	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	398,982	57.78%	6.11%	344	1-Sep-37	39.62	11.92%	3.62%
Fixed-Rate CMO	3,692	0.53%	7.00%	233	18-May-27	n/a	n/a	n/a
Total Portfolio	$690,579	100.00%	6.37%	329	1-Apr-44	29.11	11.52%	3.41%

($ in thousands)

	March 31, 2008		December 31, 2007
Agency	Market Value	Percentage of Entire Portfolio	Market Value	Percentage of Entire Portfolio
Fannie Mae	$496,056	96.26%	$638,763	92.50%
Freddie Mac	13,933	2.70%	46,318	6.70%
Ginnie Mae	5,328	1.04%	5,498	0.80%
Total Portfolio	$515,317	100.00%	$690,579	100.00%

Entire Portfolio	March 31, 2008	December 31, 2007
Weighted Average Purchase Price	$102.37	$102.32
Weighted Average Current Price	$102.32	$101.94
Effective Duration (1)	1.631	1.267

(1) Effective duration of 1.631 indicates that an interest rate increase of 1% would be expected to cause a 1.631% decline in the value of the MBS in the Company’s investment portfolio at March 31, 2008.  Effective duration of 1.267 indicates that an interest rate increase of 1% would be expected to cause a 1.267% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2007.

In evaluating the MBS portfolio assets and their performance, Bimini Capital’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

Bimini Capital’s portfolio of MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. Bimini Capital seeks to acquire low duration assets. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

Prepayments on the loans underlying MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, Bimini Capital gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in Bimini Capital’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with the same contract rates but lack such lower propensity to prepay, and therefore exhibit similar effective duration.

As of March 31, 2008, approximately 64.36% of Bimini Capital’s portfolio is comprised of hybrid adjustable rate MBS securities.   Bimini Capital favors such securities since they offer superior income potential in the current slow prepayment environment.  Going forward, to the extent such superior relative income potential is not available, the composition of the portfolio may be changed to better take advantage of opportunities in the market at that time.

The value of the MBS portfolio changes as interest rates rise or fall.  Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities.  Bimini Capital primarily assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Duration essentially measures the market price volatility of financial instruments as interest rates change. Bimini Capital generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of March 31, 2008, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$159,115
Change in fair Value		$1,807	$(1,807)	$(3,614)
Change as a % of Fair Value		1.14%	(1.14%)	(2.27%)
Fixed Rate MBS
Fair Value	$24,504
Change in fair Value		$582	$(582)	$(1,164)
Change as a % of Fair Value		2.38%	(2.38%)	(4.75%)
Hybrid Adjustable Rate MBS
Fair Value	$331,698
Change in fair Value		$6,016	$(6,016)	$(12,032)
Change as a % of Fair Value		1.81%	(1.81%)	(3.63%)
Portfolio Total
Fair Value	$515,317
Change in fair Value		$8,405	$(8,405)	$(16,810)
Change as a % of Fair Value		1.63%	(1.63%)	(3.26%)
Cash
Fair Value	$15,132

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$159,115
Change in fair Value		$1,654	$(1,993)	$(4,407)
Change as a % of Fair Value		1.04%	(1.25%)	(2.77%)
Fixed Rate MBS
Fair Value	$24,504
Change in fair Value		$424	$(763)	$(1,779)
Change as a % of Fair Value		1.73%	(3.11%)	(7.26%)
Hybrid Adjustable Rate MBS
Fair Value	$331,698
Change in fair Value		$4,544	$(7,490)	$(17,012)
Change as a % of Fair Value		1.37%	(2.26%)	(5.13%)
Portfolio Total
Fair Value	$515,317
Change in fair Value		$6,622	$(10,246)	$(23,198)
Change as a % of Fair Value		1.29%	(1.99%)	(4.50%)
Cash
Fair Value	$15,132

In addition to changes in interest rates, other factors impact the fair value of Bimini Capital's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other more recently, disruptions in the financial markets generally. Accordingly, in the event of changes in actual interest rates, the change in the fair value of Bimini Capital's assets would likely differ from that shown above and such difference might be material and adverse to Bimini Capital's stockholders.

For reference, the table below shows the principal balance of Bimini Capital’s investment securities, the net unamortized premium, amortized cost of securities held, average cost expressed as a price, the fair market value of investments and the fair market value expressed as a price for the current quarter and each of the previous sixteen quarters for the portfolio of MBS securities only.  Premium or discount associated with MBS securities classified as held for trading is not amortized. The data in the table below does not include information pertaining to discontinued operations at OITRS.

(in thousands)

Quarter Ended	Principal Balance of Investment Securities Held	Unamortized Premium (Net)	Amortized Cost of Securities Held	Amortized Cost/Principal Balance Held	Fair Market Value of Investment Securities Held	Fair Market Value/Principal Balance Held
At March 31, 2008	$503,650	$11,667	$515,317	102.32	515,317	102.32
At December 31, 2007	677,428	2,825	690,579	101.94	692,293	102.19
At September 30, 2007	1,236,629	11,144	1,253,894	101.40	1,255,231	101.50
At June 30, 2007	1,801,492	17,144	1,818,636	100.95	1,818,636	100.95
At March 31, 2007	2,893,761	109,445	3,003,206	103.78	2,931,796	101.31
At December 31, 2006	2,779,867	115,612	2,895,479	104.16	2,808,734	101.04
At September 30, 2006	3,055,791	122,300	3,178,091	104.00	3,080,060	100.79
At June 30, 2006	3,396,910	120,769	3,517,679	103.56	3,407,288	100.31
At March 31,2006	3,515,113	111,361	3,626,473	103.17	3,538,554	100.67
At December 31, 2005	3,457,891	112,636	3,570,527	103.26	3,494,029	101.05
At September 30, 2005	3,797,401	113,393	3,910,793	102.99	3,858,320	101.60
At June 30, 2005	3,784,668	114,673	3,899,341	103.03	3,876,206	102.42
At March 31, 2005	3,212,517	109,390	3,321,907	103.41	3,299,052	102.69
At December 31, 2004	2,876,319	97,753	2,974,072	103.40	2,973,233	103.37
At September 30, 2004	1,589,829	48,499	1,638,328	103.05	1,638,264	103.05
At June 30, 2004	1,479,500	38,034	1,517,534	102.57	1,508,421	101.96
At March 31, 2004	1,473,584	39,535	1,513,119	102.68	1,516,540	102.92

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended March 31, 2008, and the sixteen previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Yield on Average Interest Earning Assets	Average Balance of Repurchase Obligations Outstanding	Interest Expense	Average Cost of Funds	Net Interest Income	Net Interest Spread
March 31, 2008	$602,948	$10,111	6.71%	$584,597	$8,528	5.84%	$1,584	0.87%
December 31, 2007	972,236	11,364	4.68%	944,832	11,483	4.86%	(119)	(0.19)%
September 30, 2007	1,536,265	24,634	6.41%	1,497,409	21,949	5.86%	2,685	0.55%
June 30, 2007	2,375,216	29,009	4.89%	2,323,727	34,396	5.92%	(5,387)	(1.04)%
March 31, 2007	2,870,265	41,856	5.83%	2,801,901	38,357	5.48%	3,499	0.36%
December 31, 2006	2,944,397	35,162	4.78%	2,869,210	40,400	5.63%	(5,238)	(0.86%)
September 30, 2006	3,243,674	45,850	5.65%	3,151,813	42,710	5.42%	3,140	0.23%
June 30, 2006	3,472,921	57,027	6.57%	3,360,421	42,829	5.10%	14,198	1.47%
March 31, 2006	3,516,292	42,345	4.82%	3,375,777	37,661	4.46%	4,684	0.35%
December 31, 2005	3,676,175	43,140	4.69%	3,533,486	35,913	4.07%	7,227	0.63%
September 30, 2005	3,867,263	43,574	4.51%	3,723,603	33,102	3.56%	10,472	0.95%
June 30, 2005	3,587,629	36,749	4.10%	3,449,744	26,703	3.10%	10,045	1.00%
March 31, 2005	3,136,142	31,070	3.96%	2,976,409	19,842	2.67%	11,228	1.30%
December 31, 2004	2,305,748	20,463	3.55%	2,159,891	10,824	2.01%	9,639	1.55%
September 30, 2004	1,573,343	11,017	2.80%	1,504,919	4,253	1.13%	6,764	1.67%
June 30, 2004	1,512,481	10,959	2.90%	1,452,004	4,344	1.20%	6,615	1.70%
March 31, 2004	871,140	7,194	3.30%	815,815	2,736	1.34%	4,458	1.96%

For the three months ended March 31, 2007, $1.8 million of the $41.9 million of interest income was attributable to the quarterly retrospective adjustment.  As a result of the retrospective adjustment, the yield on average interest earning assets for the period was increased by 25 basis points to 583 basis points.  As a result of the entire MBS portfolio being classified as held for trading for the three months ended March 31, 2008, there are no longer quarterly retrospective adjustments.

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

As of March 31, 2008, OITRS owned $0.6 million of mortgage loans, net of fair value adjustments, which were classified as mortgage loans held for sale.  As stated above, OITRS no longer originates mortgage loans and the remaining loan inventory is being liquidated.  Losses realized on the mortgage banking activities for the three months ended March 31, 2008, were $2.1 million and consist primarily of fair value adjustments on the retained interests, trading.

For the three months ended March 31, 2007, losses realized on the mortgage banking activities were $18.0 million.  These losses reflect the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of $14.1 million.  Mark to market losses of loans held for sale of $14.3 million were the result of a sharp deterioration in the secondary market for the loans originated and sold.  Gains/(losses) from mortgage banking activities also include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses.  Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OITRS had losses from sales of mortgages held for sale of $12.0 million for the three months ended March 31, 2007.

The retained interests in securitizations represent residual interest in pools of loans securitized.  The total fair value of these retained interests was approximately $63.8 million as of March 31, 2008. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to higher forward LIBOR rates and increased loss assumptions on the underlying mortgage loans, the fair value of the retained interests decreased by $1.3 million for the three months ended March 31, 2007.  Due to higher loss severity assumptions and discount rates, the fair value of the retained interests decreased by $2.1 million for the three months ended March 31, 2008.

The table below provides details of OITRS’s loss on mortgage banking activities for the three months ended March 31, 2008 and 2007.  OITRS recognizes a gain or loss on sale of mortgages held for sale only when the loans are actually sold.

GAINS/(LOSSES) ON MORTGAGE BANKING ACTIVITIES

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Fair value adjustment of retained interests, trading	$(2,120)	$(1,324)
Gains on sales of mortgage loans	59	14,513
Fees on brokered loans	-	857
Loss on derivatives	-	(4,636)
Direct loan origination expenses, deferred	-	(1,492)
Direct loan origination expenses, reclassified	-	(12,239)
Net loss on sale of mortgage loans	(2,061)	(4,321)
Change in market value of IRLC’s	-	204
Change in market value of mortgage loans held for sale	-	(14,278)
Loss on mortgage banking activities	$(2,061)	$(18,395)

For the three months ended March 31, 2007, OITRS originated $1.1 billion and sold $1.3 billion of mortgage loans.  Of the originated mortgage loans sold during the three months ended March 31, 2007, $0.6 billion were sold on a servicing retained basis.

For the three months ended March 31, 2007, OITRS had net servicing loss of $4.6 million.  The results were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio).

As of March 31, 2008, OITRS held originated MSRs on approximately $0.6 billion in mortgages with a fair market value of approximately $3.1 million.  There were no additions for the three month period ended March 31, 2008.  For the three months ended March 31, 2007, additions to the MSRs were $5.3 million.  The net fair value adjustments for the three months ended March 31, 2008, reflect declines in fair value due to run-off of $0.3 million and adjustments due to increases in fair value of $0.2 million, respectively.  The net fair value adjustments for the three months ended March 31, 2007 reflect declines in fair value due to run-off of $4.7 million and adjustments due to decreases in fair value of $7.6 million. There were no changes in valuation assumptions for the three months ended March 31, 2008.  Changes in valuation assumptions increased fair market value for the three months ended March 31, 2007, by $2.6 million.

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and cash flows received by OITRS from the residual interests.  Our principal uses of cash are the repayment of principal and interest on our repurchase agreements, purchases of MBS, funding our operations and, to the extent dividends are declared, making dividend payments on our capital stock.

During the three months ended March 31, 2008, we purchased $22.2 million of MBS, using proceeds from repurchase agreements, prepayments and sales of MBS and existing cash.  During the first quarter of 2008, we received cash of $41.6 million from prepayments on our MBS. During the three months ended March 2008, we generated net proceeds of $158.4 million from the sale MBS.  Also, the residual interests at OITRS generated $3.4 million in cash flows.

As of March 31, 2008, Bimini Capital had master repurchase agreements in place with 19 counterparties and had outstanding balances under 5 of these agreements.  None of the counterparties to these agreements are affiliates of Bimini Capital. These agreements are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2008, Bimini Capital had obligations outstanding under its repurchase agreements totaling $491.0 million with a net weighted average borrowing cost of 4.76%.  All of Bimini Capital’s outstanding repurchase agreement obligations are due in less than 6 months with $5.2 million maturing overnight, $90.5 million maturing between two and 30 days and the remaining $395.3 million maturing in more than 90 days.  Securing these repurchase agreement obligations as of March 31, 2008, were MBS with an estimated fair value of $509.8 million and a weighted average maturity of 327 months.

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of March 31, 2008 and December 31, 2007.

 (in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
March 31, 2008
JP Morgan Securities	$9,567	158
Deutsche Bank Securities, Inc.	6,472	158
Goldman Sachs	2,458	6
December 31, 2007
Deutsche Bank Securities, Inc.	8,823	193
Goldman Sachs	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

Bimini Capital has entered into contracts and paid commitment fees to one counterparty providing for $0.3 billion in committed repurchase agreement facilities at pre-determined borrowing rates and haircuts for a 364 day period following the commencement date of each contract.  The facility expired on April 23, 2008.

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

Further, as a result of the turmoil in the mortgage market, cash needs of OITRS were increased.  The increased needs stemmed from margin calls and amortization associated with the financing line for the retained interests.  Accordingly, during the three month period ended March 31, 2008, the Company undertook a series of asset sales intended to raise funds necessary to service the residual financing line of OITRS and maintain adequate liquidity during the continuing period of disruption in the mortgage market.

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

The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and retained interests, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets, increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its long-term liquidity and working capital requirements.

OITRS has an $8.0 million repurchase obligation secured by the retained interests in securitizations.   The repurchase agreement required payments of $3.0 million on April 25, 2008 and $5.0 million on the maturity date of May 26, 2008.  The Company made the payment of $3.0 million on April 25, 2008.  The facility contains various covenants pertaining to tangible net worth, available cash and liquidity and a leverage ratio.  As of March 31, 2008, OITRS was in compliance with respect to all such covenants. In the event OITRS defaulted under the terms of the agreement, the lenders could force OITRS to liquidate the retained interest, trading, seek payment from the Company as guarantor, or force OITRS into an involuntary bankruptcy.  In the event the Company was required to perform under its duties as guarantor, the Company’s liquidity would be constrained or it may not be able to satisfy such obligations.  In such event, this would also constitute an event of default under the terms of the agreement and the lenders would have the same remedies available to them as above.

On April 14, 2008, there were changes made to senior management of the Company.  The cost savings associated with these changes are estimated to be approximately $0.4 million in 2008.

Outlook

As discussed above, the Company's results of operations for the three months ended March 31, 2008 continue to be impacted by disruptions in the residential mortgage market, the mortgage-backed securities market and a general tightening of credit conditions brought about by adverse actions taken by ratings agencies, liquidations of various investment funds and substantial losses incurred by various market participants.  As a result of these events, the Federal Reserve Open Market Committee has adjusted their target for overnight lending rates which has positively impacted the Company’s borrowing rates.

The funding costs of the MBS portfolio seem to have stabilized and the coupon on the MBS assets now exceeds the funding costs mainly as a result of Federal Reserve actions mentioned above. The need to fund negative cash flow operations at OITRS precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout much of 2006 and 2007.  Further, OITRS has exposure to early payment default claims that have been received from buyers of mortgage loans sold in the past.  The settlement of the remaining claims will also need to be funded.

Going forward, the reduced cash flow needs for OITRS and resulting halt of asset sales should allow the NIM of the MBS portfolio to remain positive. However, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.

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

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the closure and/or sale of mortgage loan origination channels (discussed in Note 11 of the accompanying consolidated financial statements) required management to test the associated long-lived assets for recoverability.  In connection with the testing of recoverability of the long-lived assets, OITRS recorded an impairment charge of $6.0 million for the three months ended March 31, 2007.  Further, in accordance with SFAS 144, such long-lived assets were reported by OITRS as held for use as of March 31, 2007, and have been included in discontinued operations for the remainder of 2007.

GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill of a reporting unit (OITRS) and other intangible assets (the “Opteum” trade name) not subject to amortization shall be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that indicate the intangible asset might be impaired, which, in the case of goodwill of a reporting unit, is when such event or circumstances would more likely than not reduce the fair value of that reporting unit below its carrying amount.  The closure and or sale of the mortgage loan origination channels constituted such an event that would require impairment analyses on the goodwill and other intangibles not subject to amortization.  Accordingly, OITRS recorded impairment charges of both goodwill and other intangible assets not subject to amortization of approximately $2.8 million, respectively, for the three months ended March 31, 2007.

MORTGAGE-BACKED SECURITIES

The Company’s investments in MBS are classified as held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on managements own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in SFAS No. 107, Disclosures about the Fair Value of Financial Instruments.

RETAINED INTEREST, TRADING

Retained interest, trading is the subordinated interests retained by the Company from the Company’s various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes (see Note 11 of the accompanying consolidated financial statements). Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future.  The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.  In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers, when available, or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

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

As of March 31, 2008, and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	March 31, 2008	December 31, 2007
Balance Sheet Carrying value of retained interests – fair value	$63,789	$69,301
Weighted average life (in years)	4.63	4.09
Prepayment assumption (annual rate)	18.55%	26.37%
Impact on fair value of 10% adverse change	$(5,410)	$(6,908)
Impact on fair value of 20% adverse change	$(10,223)	$(12,577)
Expected Credit losses (annual rate)	2.07%	1.22%
Impact on fair value of 10% adverse change	$(7,914)	$(6,409)
Impact on fair value of 20% adverse change	$(14,908)	$(13,633)
Residual Cash-Flow Discount Rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(5,246)	$(4,138)
Impact on fair value of 20% adverse change	$(9,822)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(11,088)	$(14,906)
Impact on fair value of 20% adverse change	$(21,644)	$(28,225)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of March 31, 2008, and December 31, 2007.

INCOME RECOGNITION

For securities classified as held for trading, interest income is based on the stated interest rate and the outstanding principal balance; premium or discount associated with the purchase of the MBS are not amortized.  As of January 1, 2008 all MBS portfolio securities are classified as held for trading.

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

FAIR VALUES

The Company measures or monitors many of its assets on a fair value basis. Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary basis of accounting. Examples of these include trading securities, loans held for sale, retained interests and mortgage servicing rights (MSRs).  Additionally, fair value is used on a non-recurring basis to evaluate assets or liabilities for impairment.

Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. If observable market prices are not available, then fair value is estimated using modeling techniques such as discounted cash flow analyses. These modeling techniques utilize assumptions that market participants would use in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance. To increase consistency and comparability in fair value measures, SFAS No. 157 establishes a three-level hierarchy to prioritize the inputs used in valuation techniques between observable inputs that reflect quoted prices in active markets, inputs other than quoted prices with observable market data, and unobservable data such as the Company’s own data.

Off-Balance Sheet Arrangements

As previously discussed, OITRS previously pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. Since mid-2006, OITRS has not executed a securitization and is not expected to do so in the future. However, OITRS held approximately $63.8 million of retained interests from securitizations as of March 31, 2008.

The cash flows associated with OITRS’s securitization activities over the three months ended March 31, 2008 and 2007, were as follows:

(in thousands)

	March 31, 2008	March 31, 2007
Servicing fees received	$467	$5,310
Servicing advances, net of repayments	(2,344)	605
Cash flows received on retained interests	3,392	901

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Not Applicable.

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

ITEM 1A.  RISK FACTORS.

During the period covered by this report, there were no material changes from the risk factors previously disclosed under  Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the period for the period December 31, 2007 as filed on March 14, 2008.  The information set forth under Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Except as described below, the Company has not repurchased any shares of its equity securities during 2008.  The following table shows shares of common stock deemed to have been repurchased in connection with the withholding of a portion of shares of Class A Common Stock to cover taxes on vested phantom shares for each calendar month during the quarter ended March 31, 2008.

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 2008	-	$-	-	-
February 2008	808	0.49	-	-
March 2008	-	-	-	-
Total	808	$0.49	-	-

ITEM 6. EXHIBITS.

Exhibit No.

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
†10.1
Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.2
Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.3
Form of Phantom Share Award Agreement incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.4
Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.5
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

†10.6
Separation Agreement and General Release by and between Bimini Capital Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2008, filed with the SEC on April 16, 2008

†10.7
Retention and Severance Agreement between Bimini Capital Management, Inc. and G. Hunter Haas, IV, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.8
Retention and Severance Agreement between Bimini Capital Management, Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

10.9
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.10
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.11
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.12
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.13
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

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

BIMINI CAPITAL MANAGEMENT, INC.

Date:                      May 12, 2008                                                        By:           /s/ G. Hunter Haas, IV
G. Hunter Haas, IV
Executive Vice President, Chief Investment Officer
Interim Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.

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
†10.1
Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.2
Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.3
Form of Phantom Share Award Agreement incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.4
Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.5
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

†10.6
Separation Agreement and General Release by and between Bimini Capital Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2008, filed with the SEC on April 16, 2008

†10.7
Retention and Severance Agreement between Bimini Capital Management, Inc. and G. Hunter Haas, IV, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.8
Retention and Severance Agreement between Bimini Capital Management, Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

10.9
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.10
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.11
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.12
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.13
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

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