Form 10-Q
period 2008-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2008-08-11
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                           Accelerated filer ☒                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of August 11, 2008, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 25,366,033; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007
ASSETS:
Mortgage-backed securities:
Available-for-sale, pledged to counterparties, at LOCOM	$-	$293,729,451
Held for trading, pledged to counterparties, at fair value	516,929,566	396,175,157
Unpledged, at fair value	6,981,227	674,326
Total mortgage-backed securities	523,910,793	690,578,934
Cash and cash equivalents	17,337,744	27,284,760
Restricted cash	-	8,800,000
Principal payments receivable	382,451	99,089
Accrued interest receivable	2,277,587	3,637,302
Property and equipment, net	4,111,403	4,181,813
Prepaids and other assets	4,913,071	5,315,835
Assets held for sale	48,538,374	96,619,615
Total Assets	$601,471,423	$836,517,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$452,446,754	$678,177,771
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Unsettled Security Transactions	48,941,425	-
Accrued interest payable	2,461,612	3,872,101
Accounts payable, accrued expenses and other	1,632,277	644,858
Liabilities related to assets held for sale	7,377,926	27,842,174
Total Liabilities	615,956,994	813,633,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding	-	-

Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 25,350,200 shares issued and outstanding as of June 30, 2008 and 24,861,404 shares issued and outstanding as of December 31, 2007	25,350	24,861

Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of June 30, 2008 and December 31, 2007	319	319

Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of June 30, 2008 and December 31, 2007	319	319

Additional paid-in capital	338,822,407	338,241,582
Accumulated deficit	(353,333,966)	(315,383,637)
Total Stockholders’ Equity (Deficit)	(14,485,571)	22,883,444
Total Liabilities and Stockholders’ Equity (Deficit)	$601,471,423	$836,517,348
See Notes to Consolidated Financial Statements

Bimini Capital Management, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Interest income, net of amortization of premium and discount	$16,897,697	$66,158,568	$6,786,804	$27,524,303
Interest expense	(13,085,907)	(71,142,576)	(5,458,446)	(33,590,371)
Net interest income (expense), before interest on trust preferred debt	3,811,790	(4,984,008)	1,328,358	(6,066,068)
Interest expense on trust preferred debt	(4,180,863)	(4,180,864)	(2,090,431)	(2,090,432)
Net interest expense	(369,073)	(9,164,872)	(762,073)	(8,156,500)
Fair value adjustment - held for trading securities	(134,831)	-	(737,912)	-
Other-than-temporary loss on mortgage-backed securities	-	(55,250,278)	-	(55,250,278)
Gains/(loss) on sale of mortgage-backed securities, net	708,319	(19,388,377)	385,748	(18,568,106)
Revenues (deficiency of revenues), net	204,415	(83,803,527)	(1,114,237)	(81,974,884)

Direct REIT operating expenses	373,613	451,702	188,324	223,455

General and administrative expenses:
Compensation and related benefits	1,673,344	2,343,830	827,966	1,151,445
Directors' fees and liability insurance	368,742	388,536	194,696	188,573
Audit, legal and other professional fees	455,469	681,226	61,382	338,830
Other administrative	758,726	328,614	268,098	183,310
Total general and administrative expenses	3,256,281	3,742,206	1,352,142	1,862,158

Total expenses	3,629,894	4,193,908	1,540,466	2,085,613
Loss from continuing operations before minority interest	(3,425,479)	(87,997,435)	(2,654,703)	(84,060,497)
Minority interest in consolidated subsidiary	-	770,563	-	-
Loss from continuing operations	(3,425,479)	(87,226,872)	(2,654,703)	(84,060,497)
Loss on sale and disposal of assets of discontinued operations, net of tax	-	(10,469,203)	-	(10,469,203)
Loss from discontinued operations, net of tax	(36,238,946)	(142,841,366)	(31,905,445)	(67,937,722)
Total loss from discontinued operations, net of tax	(36,238,946)	(153,310,569)	(31,905,445)	(78,406,925)

Net loss	$(39,664,425)	$(240,537,441)	$(34,560,148)	$(162,467,422)

Basic And Diluted Net Loss Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(0.14)	$(3.51)	$(0.10)	$(3.38)
Discontinued operations	(1.43)	(6.16)	(1.26)	(3.15)
Total basic and diluted net loss per Class A share	$(1.57)	$(9.67)	$(1.36)	$(6.53)
CLASS B COMMON STOCK
Continuing operations	$(0.13)	$(3.50)	$(0.10)	$(3.37)
Discontinued operations	(1.41)	(6.15)	(1.25)	(3.15)
Total basic and diluted net loss per Class B share	$(1.54)	$(9.65)	$(1.35)	$(6.52)
Average Shares Outstanding
CLASS A COMMON STOCK	25,023,908	24,555,916	25,118,066	24,577,222
CLASS B COMMON STOCK	319,388	319,388	319,388	319,388
Cash dividends declared per share of:
CLASS A COMMON STOCK	$-	$0.05	$-	$-
CLASS B COMMON STOCK	$-	$0.05	$-	$-

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Six Months Ended June 30, 2008

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, December 31, 2007	$24,861	$319	$319	$338,241,582	$(315,383,637)	$22,883,444
Cumulative effect adjustment upon adoption of SFAS No. 159	-	-	-	-	1,714,096	1,714,096
Net loss	-	-	-	-	(39,664,425)	(39,664,425)
Issuance of Class A common shares for board compensation and equity plan share exercises, net	489	-	-	157,324	-	157,813
Amortization of equity plan compensation	-	-	-	425,305	-	425,305
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	(861)	-	(861)
Stock issuance costs, and other adjustments	-	-	-	(943)	-	(943)
Balances, June 30, 2008	$25,350	$319	$319	$338,822,407	$(353,333,966)	$(14,485,571)

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,664,425)	$(240,537,441)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Net loss from discontinued operations	36,238,946	153,310,569
Other-than-temporary loss on mortgage backed securities	-	55,250,278
Amortization of premium and discount on mortgage-backed securities, net	-	10,776,614
Stock compensation	583,118	1,365,391
Depreciation and amortization	82,562	432,246
(Gain) loss on sale of mortgage-backed securities, net	(708,319)	19,388,377
Fair value adjustment - held for trading securities	134,831	-
From trading securities:
Purchases	(87,630,648)	-
Sales	241,307,931	-
Principal repayments	63,936,504	-
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	1,359,715	4,236,464
Decrease (increase) in prepaids and other assets	402,766	(472,050)
Decrease in accrued interest payable	(1,410,488)	(7,472,493)
Increase in accounts payable, accrued expenses and other	986,558	1,547,010
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	215,619,051	(2,175,035)
CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	-	(834,671,779)
Sales	-	1,191,814,282
Principal repayments	-	626,507,518
Purchases of property and equipment, and other	(12,152)	1,500
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,152)	983,651,521
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	8,800,000	-
Proceeds from repurchase agreements	2,655,653,975	10,106,181,385
Principal payments on repurchase agreements	(2,881,384,992)	(11,064,529,569)
Stock issuance costs, and other adjustments	(943)	-
Cash dividends paid	-	(2,534,582)
NET CASH USED IN FINANCING ACTIVITIES	(216,931,960)	(960,882,766)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	9,378,045	638,596,359
Net cash provided by investing activities	-	1,195,582
Net cash used in financing activities	(18,000,000)	(701,234,602)
NET CASH USED IN DISCONTINUED OPERATIONS	(8,621,955)	(61,442,661)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,947,016)	(40,848,941)
CASH AND CASH EQUIVALENTS, Beginning of the period	27,284,760	82,751,795
CASH AND CASH EQUIVALENTS, End of the period	$17,337,744	$41,902,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19,938,708	$82,795,933

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities transferred from available-for-sale to trading (at fair value)	$1,714,096	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2008

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

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Upon closing of the transaction, OITRS became a wholly-owned taxable REIT subsidiary of Bimini Capital.

On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  Immediately following the transaction, Bimini Capital held Class A voting Limited Liability Company membership interests in OITRS representing 92.5% of all of OITRS’s outstanding limited liability company membership interests.  In connection with the transaction, Bimini Capital also granted Citigroup Realty an option to acquire additional Class B non-voting limited liability company membership interests in OITRS representing 7.49% of all of OITRS’s outstanding limited liability company membership interests. This option expired unexercised on December 20, 2007.   On May 27, 2008, Bimini Capital repurchased Citigroup Realty’s interest in OITRS for $0.05 million.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’s wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold.   Therefore, all of OITRS’s assets are considered held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards (see Note 11). For financial statement presentation purposes, Bimini Capital is now operating in a single business segment, as a real estate investment trust (“REIT”).

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

As used in this document, discussions related to Bimini Capital, the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc.  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, were formerly conducted by OITRS and are now reported as discontinued operations.

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have yet to fully recover from the turbulence experienced in the last quarter.  The volatility in the market prompted intervention on the part of the Federal Reserve in an effort to restore stability. While the actions of the Federal Reserve have been effective for the most part so far, there can be no assurance such actions will be sufficient to achieve long lasting stability, or that another source of market disruption will not emerge. The Company has outstanding $452.4 million of obligations under repurchase agreements with maturities through October 2008. Should the Company be unable to extend the maturity of these repurchase obligations, it may be forced to sell assets, which may result in losses upon such sales.  Additionally, the Company may need to augment its existing leveraged MBS portfolio with alternative investment strategies to the extent that sufficient repurchase agreement funding is not available.  The Company is currently evaluating alternative investment strategies that utilize derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities would not be funded in the repurchase market but instead would be owned free and clear.  If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. The Company presently believes that its junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets, increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

Interim Financial Statements

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended June 30, 2008 are not necessarily indicative of results that can be expected for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2007 was derived from audited financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, and certain discontinued operations related items including the deferred tax asset valuation allowance, the valuation allowance on mortgage loans held for sale, the valuation of retained interests, trading and the fair value of mortgage servicing rights.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its wholly-owned subsidiary, OITRS, as well as the wholly-owned and majority-owned subsidiaries of OITRS.  OITRS is reported as a discontinued operation for all periods presented.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

The results for the second quarter of 2007 have been previously restated to adjust for the elimination of interest income and interest expense on inter-company debt reflected in the results of operations as originally filed. Interest income and interest expense of $5.3 million and $2.0 million for the six months and three months ended June 30, 2007, respectively, have been eliminated from the results previously reported on August 14, 2007, which resulted in no change in net loss for the second quarter of 2007.

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

Discontinued Operations

During the second quarter of 2007, the Company closed OITRS’s wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS.  All remaining assets and liabilities are reported as held for sale on the consolidated financial statements.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 11 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of June 30, 2008 and December 31, 2007. Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage-Backed Securities

At June 30, 2008, the valuation of the Company’s investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  The definition of fair value in SFAS No. 157 focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  All REIT securities are reflected in the Company's financial statements at their estimated fair value at June 30, 2008. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

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

Bimini Capital’s property and equipment as of June 30, 2008 and December 31, 2007, is net of accumulated depreciation of $0.5 million and $0.4 million, respectively. Depreciation expense for the six and three months ended June 30, 2008 was $0.08 million and $0.04 million, respectively.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement is accounted for as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral has declined. For the six months ended June 30, 2008 and for the year ended December 31, 2007, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

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

Interest Income Recognition on MBS

All securities in the MBS portfolio as of June 30, 2008 are classified as trading securities. Income on trading securities is based on the stated interest rate of the security. Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.   Premium or discount present at the date of purchase is not amortized.

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

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss) each reporting period. Other comprehensive income refers to revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income for the period ended June 30, 2007 arose from unrealized gains from changes in market values of securities classified as available-for-sale.  Comprehensive loss is as follows:

(in thousands)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(39,664)	$(240,537)	$(34,560)	$(162,467)
Reclassify net realized loss on MBS	-	19,388	-	18,568
Reclassify other-than-temporary loss on MBS	-	55,250	-	55,250
Unrealized gain on available-for-sale securities, net	-	2,135	-	(1,043)
Comprehensive loss	$(39,664)	$(163,764)	$(34,560)	$(89,692)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, on January 1, 2006, and this adoption did not have an impact on the Company, as the Company had previously accounted for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Stock-based compensation was approximately $0.6 million and $0.2 million for the six and three months ended June 30, 2008 and $1.5 million and $0.7 million for the six and three months ended June 30, 2007, respectively.

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method.   The FASB Emerging Issues Task Force (EITF) in Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, previously reached a consensus that, share-based payment awards containing a right to receive dividends declared on common stock represent participating securities if such awards are fully vested. Issue No. 03-6 does not, however, provide guidance on share-based payment awards that are not fully vested (i.e., the requisite service for vesting has not yet been rendered). The FSP has been issued to clarify that unvested instruments granted in share-based payment transactions containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) represent participating securities that should be included in the computation of EPS according to the two-class method.  This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application is not permitted.  The Company has not issued share-based awards containing non-forfeitable rights to dividends or dividend equivalents; therefore, the adoption of FSP EITF 03-6-1 is not expected to have any impact.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140). However, if certain criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under Statement 140.  The FSP is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.  The Company is currently evaluating FSP FAS 140-3 but does not expect its application to have a significant impact on its financial reporting.

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

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Company adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption did not have a material impact.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  On January 1, 2008, the Company elected the fair value option for its available-for-sale portfolio of mortgage-backed securities. Previously, these securities were considered to be other than temporarily impaired and carried at lower-of-cost or market. As of the adoption date, the carrying value of the existing mortgage-backed securities classified as available-for-sale were adjusted to fair value through a cumulative-effect adjustment to the beginning balance of retained earnings. This adjustment represented an increase in the carrying value of the securities of approximately $1.7 million.

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

The following are the carrying values of Bimini Capital's MBS portfolio as of June 30, 2008 and December 31, 2007:

(in thousands)

	June 30, 2008	December 31, 2007
Hybrid Arms	$303,487	$398,982
Adjustable Rate Mortgages	147,872	177,608
Fixed Rate Mortgages	72,552	113,989
Totals	$523,911	$690,579

The following table presents the components of the carrying value of Bimini Capital’s MBS portfolio as of June 30, 2008 and December 31, 2007:

(in thousands)

	June 30, 2008	December 31, 2007
Available-for-Sale Securities
Principal balance	$-	$291,579
Unamortized premium	-	3,134
Unaccreted discount	-	(309)
Trading Securities
Principal balance	513,361	385,849
Premium	10,944	10,326
Discount	(394)	-
Carrying value/estimated fair value	$523,911	$690,579

As of June 30, 2008, all of Bimini Capital's MBS investments have contractual maturities greater than 39 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

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

      The Company has dividend eligible stock incentive plan shares that were outstanding during the six months ended June 30, 2008 and 2007. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the six months ended June 30, 2008 and 2007, basic EPS computations for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the periods ended June 30, 2008 and 2007, 48,491 and 414,991 phantom shares, respectively, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.
(in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(39,171)	$(237,455)	$(34,130)	$(160,385)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	25,350	24,603	25,350	24,603
Effect of weighting	(326)	(47)	(232)	(26)
Weighted average shares-basic and diluted	25,024	24,556	25,118	24,577
Basic and diluted EPS per Class A common share	$(1.57)	$(9.67)	$(1.36)	$(6.53)
Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(493)	$(3,082)	$(430)	$(2,082)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319	319
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319	319	319	319
Basic and diluted EPS per Class B common share	$(1.54)	$(9.65)	$(1.35)	$(6.52)

NOTE 4.   REPURCHASE AGREEMENTS

Bimini Capital has entered into repurchase agreements to finance most of its MBS purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to the forward London Interbank Offered Rate (“LIBOR”) interest rate curve. As of June 30, 2008, Bimini Capital had outstanding repurchase obligations of $452.4 million with a net weighted average borrowing rate of 4.72% and these obligations were collateralized by MBS with a fair value of $462.2 million. As of December 31, 2007, Bimini Capital had outstanding repurchase obligations of $678.2 million with a net weighted average borrowing rate of 5.07%. These obligations were collateralized by MBS with a fair value of $683.9 million.

As of June 30, 2008 and December 31, 2007, Bimini Capital’s repurchase agreements and the collateral agreements thereon had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
June 30, 2008
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$54,807	$407,430	$-	$462,237
Fair market value of securities sold, including accrued interest receivable	$-	$54,807	$407,430	$-	$462,237
Repurchase agreement liabilities associated with these securities	$-	$53,380	$399,067	$-	$452,447
Net weighted average borrowing rate	-	2.97%	4.96%	-	4.72%
December 31, 2007
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Fair market value of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Repurchase agreement liabilities associated with these securities	$-	$244,379	$37,577	$396,222	$678,178
Net weighted average borrowing rate	-	5.21%	5.34%	4.96%	5.07%

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of June 30, 2008 and December 31, 2007.

(in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
June 30, 2008
Deutsche Bank Securities, Inc.	$6,432	67
JP Morgan Securities	6,376	67
RBS Greenwich Capital	1,769	25
MF Global Inc.	658	13
December 31, 2007
Deutsche Bank Securities, Inc.	$8,823	193
Goldman Sachs	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

At June 30, 2008, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(in thousands)

	June 30, 2008	December 31, 2007
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$51,550	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

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

NOTE 6.  CAPITAL STOCK

During the six and three months ended June 30, 2008, the Company issued a total of 426,615 and 301,613 shares of Class A Common Stock to its independent directors for the payment of director fees for services rendered.

During the six and three months ended June 30, 2008, the Company issued 62,181 and 35,488 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 31, 2010. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the six months ended June 30, 2008 and 2007 totaled approximately, $0.4 and $1.4 million, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the six month periods ended June 30, 2008 and 2007 is presented below:

	Six Months Ended June 30,
	2008		2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	127,372	$11.36	339,862	$12.60
Granted	250,000	0.26	25,607	7.61
Vested	(80,125)	6.33	(113,185)	12.97
Forfeited	(106,255)	5.82	(1,575)	8.66
Nonvested, at June 30	190,992	$2.03	250,709	$12.08

There were a total of 15,833 and 164,782 phantom shares that were vested and unissued as of June 30, 2008 and 2007, respectively. The total number of outstanding (vested and nonvested) phantom share awards that include dividend equivalent rights as of June 30, 2008 and 2007 were 48,491 and 414,991, respectively. As of June 30, 2008, there was approximately $322,845 of total unrecognized compensation cost related to nonvested phantom share awards.  The cost is expected to be recognized over a weighted-average period of 7.5 months.

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

Guarantees. Bimini Capital has guaranteed the performance of OITRS with respect to certain contractual obligations arising in connection with the sale of mortgage servicing rights by OITRS.

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

During the six months ended June 30, 2008, book gains of approximately $0.7 million on MBS sales were realized; tax capital losses are available to offset the gain from these MBS sales, and therefore they do not increase REIT taxable income.   At June 30, 2008, the REIT has approximately $68.7 million of tax capital loss carryforwards available to offset future tax capital gains. As of June 30, 2008 the REIT has a tax net operating loss carryforward of approximately $11.6 million that is immediately available to offset future REIT taxable income.

NOTE 10.   FAIR VALUE

In connection with the adoption of SFAS No. 159, Bimini Capital elected to transfer its available-for-sale portfolio of MBS to trading.  The securities transferred have similar characteristics to the Company’s existing trading portfolio, including issuer, credit quality, yield, duration and remaining term.

The securities transferred were previously considered to be other than temporarily impaired and carried at lower-of-cost-or-market.  As such, decreases in fair value were charged directly to earnings, while increases in fair value were not recorded.  As a result of electing to record these securities at fair value pursuant to the provisions of SFAS No. 159, the Company recorded the following to opening retained earnings:

(in thousands)

Balance at January 1, 2008 (after adoption)	$296,118
Balance at December 31, 2007 (prior to adoption)	(294,404)
Cumulative effect of adopting the fair value option	$1,714

    The Company measures or monitors all of its MBS on a fair value basis. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for its mortgage-backed securities, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

All of the fair value amounts included in losses from continuing operations resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. The securities in the Company’s trading portfolio are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets.

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of June 30, 2008 is determined as follows:

(in thousands)

Fair Value Measurements at June 30, 2008, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	523,911
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$523,911

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the six and three months ended June 30, 2008 and 2007 were as follows:

(in thousands)

	Six Months Ended June 30,		Three Months ended June 30,
	2008	2007	2008	2007
Revenues
Interest income	$3	$16,407	$2	$4,746
Interest expense	(15)	(11,789)	(10)	(2,681)
Net interest income (deficiency)	(12)	4,618	(8)	2,065
Loss on discontinued mortgage banking activities
Fair value adjustment on retained interest, trading	(34,830)	(27,492)	(32,710)	(26,168)
Other discontinued mortgage banking activities	(47)	(34,323)	(106)	(17,687)
Other income and expenses, net of non-recurring items	1,837	(9,652)	1,591	(9,652)
Net servicing income (loss)	965	(10,618)	790	(5,975)
Other interest income (expense) and loss reserves	(1,241)	2,254	(56)	886
Deficiency of revenues	(33,328)	(75,213)	(30,499)	(56,531)
Expenses
General and administrative expenses	(2,911)	(66,635)	(1,406)	(21,876)
Loss before provision for income taxes	(36,239)	(141,848)	(31,905)	(78,407)
Provision for income taxes and valuation allowance	-	(11,463)	-	-
Loss from discontinued operations, net of taxes	$(36,239)	$(153,311)	$(31,905)	$(78,407)

During the quarter ended June 30, 2008, OITRS’s 51% membership interest in Interactive Mortgage Advisors, LLC, a Delaware limited liability company (“IMA”), was sold for $500,000 as evidenced by a promissory note.  The note, which is secured by the assets of IMA and guaranteed by certain affiliates of IMA, bears interest at a rate of 8% per annum and is payable in full on December 31, 2008.  The sale of OITRS’ membership interest resulted in a loss of approximately $285,000.  This loss is included in the table above under “Other income and expenses, net of non-recurring items.”

The assets and liabilities of OITRS included in the consolidated balance sheet as of June 30, 2008 and December 31, 2007 were as follows:

(in thousands)

	June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$81	$705
Mortgage loans held for sale	527	983
Retained interests, trading	23,800	69,301
Securities held for sale	15	173
Originated mortgage servicing rights	2,294	3,073
Receivables	17,388	17,868
Property and equipment, net	250	285
Prepaids and other assets	4,183	4,232
Assets held for sale	$48,538	$96,620
Liabilities
Secured borrowings	$-	$18,000
Accounts payable, accrued expenses and other	7,378	9,842
Liabilities related to assets held for sale	$7,378	$27,842

(a) - Mortgage Loans Held for Sale

Prior to ceasing operations, upon the closing of a residential mortgage loan or shortly thereafter, OITRS would sell or securitize the majority of its mortgage loan originations. OITRS also sold mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty is provided primarily on a nonrecourse basis to OITRS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs.  Mortgage loans held for sale consist of the following as of June 30, 2008 and December 31, 2007:

(in thousands)

	June 30, 2008	December 31, 2007
Mortgage loans held for sale, and other, net	$3,952	$4,780
Valuation allowance	(3,425)	(3,797)
Total	$527	$983

(b) – Retained interest, trading

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

         The total fair value of these retained interests was approximately $23.8 million as of June 30, 2008. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to higher loss severity assumptions and discount rates, the fair value of the retained interests decreased by $34.8 million and $32.7 million for the six and three months ended June 30, 2008, respectively. Due to higher forward LIBOR rates and increased loss assumptions on the underlying mortgage loans, the fair value of the retained interests decreased by $27.5 million and $26.2 million for the six and three months ended June 30, 2007.

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

The following table summarizes OITRS’s residual interests in securitizations as of June 30, 2008 and December 31, 2007:

 (in thousands)

Series	Issue Date	June 30, 2008	December 31, 2007
HMAC 2004-1	March 4, 2004	$1,632	$2,460
HMAC 2004-2	May 10, 2004	1,538	1,408
HMAC 2004-3	June 30, 2004	166	880
HMAC 2004-4	August 16, 2004	1,080	1,506
HMAC 2004-5	September 28, 2004	1,762	3,043
HMAC 2004-6	November 17, 2004	1,171	5,181
OMAC 2005-1	January 31, 2005	2,597	6,948
OMAC 2005-2	April 5, 2005	1,873	7,046
OMAC 2005-3	June 17, 2005	6,039	10,736
OMAC 2005-4	August 25, 2005	2,163	9,752
OMAC 2005-5	November 23, 2005	1,139	7,717
OMAC 2006-1	March 23, 2006	2,315	10,835
OMAC 2006-2	June 26, 2006	325	1,789
Total		$23,800	$69,301

    As of June 30, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	June 30, 2008	December 31, 2007
Balance sheet carrying value of retained interests – fair value	$23,800	$69,301
Weighted average life (in years)	5.27	4.09
Prepayment assumption (annual rate)	18.13%	26.37%
Impact on fair value of 10% adverse change	$(2,251)	$(6,908)
Impact on fair value of 20% adverse change	$(3,966)	$(12,577)
Expected credit losses (% of original unpaid principal balance)	2.74%	1.22%
Impact on fair value of 10% adverse change	$(5,484)	$(6,409)
Impact on fair value of 20% adverse change	$(6,073)	$(13,633)
Residual cash-flow discount rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(2,771)	$(4,138)
Impact on fair value of 20% adverse change	$(5,078)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(8,085)	$(14,906)
Impact on fair value of 20% adverse change	$(13,271)	$(28,225)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of June 30, 2008 and December 31, 2007.

    Credit loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following credit loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through June 30, 2008	Projected Future Credit Losses as of June 30, 2008	Projected Total Credit Losses as of June 30, 2008
HMAC 2004-1	March 4, 2004	$309,710	0.50%	0.49%	0.99%
HMAC 2004-2	May 10, 2004	388,737	0.73%	0.40%	1.13%
HMAC 2004-3	June 30, 2004	417,055	0.47%	0.94%	1.41%
HMAC 2004-4	August 16, 2004	410,123	0.43%	0.58%	1.01%
HMAC 2004-5	September 28, 2004	413,875	0.54%	0.94%	1.48%
HMAC 2004-6	November 17, 2004	761,027	0.78%	1.35%	2.13%
OMAC 2005-1	January 31, 2005	802,625	0.56%	1.72%	2.28%
OMAC 2005-2	April 5, 2005	883,987	0.49%	1.67%	2.16%
OMAC 2005-3	June 17, 2005	937,117	0.49%	1.55%	2.04%
OMAC 2005-4	August 25, 2005	1,321,739	0.50%	2.58%	3.08%
OMAC 2005-5	November 23, 2005	986,277	0.49%	3.38%	3.87%
OMAC 2006-1	March 23, 2006	934,441	0.52%	3.57%	4.09%
OMAC 2006-2	June 26, 2006	491,572	0.75%	6.36%	7.11%
Total		$9,058,285	0.55%	2.19%	2.74%

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	June 30, 2008	June 30, 2007
Servicing fees received	$845	$9,691
Servicing advances and repayments	786	(1,433)
Cash flows received on retained interests	10,671	2,909

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of June 30, 2008 and December 31, 2007:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
June 30, 2008	$4,222,116	$685,368	$49,636
December 31, 2007	4,528,481	457,872	23,639

 (c) – Mortgage Servicing Rights, Net

      OITRS has elected to account for all originated MSRs as one class and, therefore, all MSRs are carried at fair value. In addition, changes in value due to run-off of the portfolio are recorded as valuation adjustments instead of amortization.

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

Activities for MSRs are summarized as follows for the six months ended June 30, 2008 and for 2007:

(in thousands)

	June 30, 2008	June 30, 2007
Balance at beginning of period (at cost)	$3,062	$98,859
Additions	-	7,693
Sales, net of reserve for prepayment protection	(1,344)	(57,447)
Changes in fair value:
Due to changes in market conditions and run-off	576	(12,330)
Due to change in valuation assumptions	-	(4,630)
Balance at end of period	$2,294	$32,145

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

As of June 30, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of MSR cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:  (Note - base case prepayment and discount rate assumptions are a weighted average of the values applied to the various mortgage loans).

(in thousands)

	June 30, 2008	December 31, 2007
Prepayment assumption (annual rate) (PSA)	478.5	557.3
Impact on fair value of 10% adverse change	$(125)	$(129)
Impact on fair value of 20% adverse change	$(239)	$(242)
MSR Cash-Flow Discount Rate	14.54%	13.46%
Impact on fair value of 10% adverse change	$(126)	$(105)
Impact on fair value of 20% adverse change	$(224)	$(201)

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

    (d) – Receivables

A summary of receivables as June 30, 2008 and December 31, 2007 is presented below:

(in thousands)

	June 30, 2008	December 31, 2007
Servicing advances (principal and interest)	$4,212	$5,636
Servicing advances (taxes and insurance)	8,134	7,495
Servicing sale receivable	4,257	4,681
Other receivables	785	56
Totals	$17,388	$17,868

(e) – Secured Borrowings

Secured borrowings consisted of the following as of June 30, 2008 and December 31, 2007:

(in thousands)

	June 30, 2008	December 31, 2007
Citigroup Global Markets Realty Corp., line of credit for $80.0 million secured by the retained interests in securitizations. The facility was extended on December 19, 2007 through February 26, 2008 and the limit reduced in stages, ultimately to $11.0 million. The facility was extended again through May 26, 2008 and the limit further reduced in stages, initially to $8.0 million through March 26, 2008, $5.0 million through April 30, 2008 and $0.0 million as of May 26, 2008. The line was paid in full on May 26, 2008. The agreement provided for interest rate based on LIBOR plus 3.00%.	$-	$18,000

(f)  - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of June 30, 2008, all deferred tax assets, net of deferred tax liabilities, are offset in their entirety by a deferred tax asset valuation allowance.  Substantially all of the net deferred tax assets are a result of net tax losses incurred. The amount of the gross tax benefit generated by these losses are reduced by an offsetting valuation allowance of the same amount.

During the six month period ended June 30, 2007, OITRS recorded a deferred tax asset valuation allowance of approximately $37.4 million; there was no allowance recorded previously.  As of December 31, 2006, OITRS had recorded net deferred tax assets of approximately $7.1 million. The recording of the valuation allowance (among other items) during the six months ended June 30, 2007 resulted in OITRS recording an income tax provision of $11.5 million, and reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability as of June 30, 2007 of approximately $4.3 million.

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

(g) – Commitments and Contingencies

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

Changes in the liability during the six months ended June 30, 2008 and 2007:

(in thousands)

	For the Six Months Ended June 30,
	2008	2007
Balance—Beginning of period	$5,260	$7,136
Reclassification from other liabilities	1,700	-
Provision	1,000	16,010
Charge-Offs	(1,416)	(10,492)
Balance—End of period	$6,544	$12,654

Outstanding Litigation. OITRS is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary and other damages are sought.  These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of OITRS's business as previously conducted.  The outcome of such lawsuits and claims is inherently unpredictable.  However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving OITRS will not have a material effect on the Company's consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any are recognized.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS, seeking specific performance and alleging breach of contract for allegedly failing to repurchase certain loans.  OITRS believes the plaintiff’s claim is without merit and intends to vigorously defend the case.

(h) – Fair Value

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

        The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)

		Fair Value Measurements at June 30, 2008, Using
	Fair Value Measurements June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$527	$-	$-	$527
Retained interests, trading	23,800	-	-	23,800
Securities held for sale	15	-	-	15
Originated mortgage servicing rights	2,294	-	-	2,294

A reconciliation of activity for the six months ended June 30, 2008 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)

	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale	Originated Mortgage Servicing Rights
Beginning balance	$983	$69,301	$173	$3,062
Gains (losses) included in earnings	52	(34,830)	(27)	576
Purchases, issuances and settlements	(508)	(10,671)	(131)	(1,344)
Ending Balance	$527	$23,800	$15	$2,294

Gains and losses included in earnings for the six months ended June 30, 2008 are reported in loss on discontinued mortgage banking activities.

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS completed such sale and ceased its mortgage loan origination business and therefore the results of the mortgage origination business are reported as discontinued operations for the six months ended June 30, 2007. The results of the ongoing activities associated with the wind-down of the mortgage loan origination business for the six months ended June 30, 2008 are likewise reported as discontinued operations.

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

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the financial statements) as of June 30, 2008.  This deficit is computed on a GAAP basis, and does not directly affect the REIT’s ability to pay dividends.  As described in Note 9 to the accompanying consolidated financial statements, the differences between GAAP results and REIT taxable income is substantial;  from inception to June 30, 2008, Bimini Capital’s REIT taxable income is approximately $77.5 million greater than Bimini Capital’s results as reported in its GAAP financial statements.

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the six and three months ended June 30, 2008, as compared to the Company’s results of operations for the six and three months ended June 30, 2007.   During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.

Consolidated net loss for the six and three months ended June 30, 2008, was $39.7 million and $34.6 million, compared to a consolidated net loss of $240.5 million and $162.5 million, respectively, for the six and three months ended June 30, 2007. The consolidated net loss for the six and three months ended June 30, 2008 was primarily the result of negative mark to market adjustments to the retained interests, trading of OITRS of $34.8 million and $32.7 million, respectively. The consolidated net loss for the six and three months ended June 30, 2007 was primarily the result of an other-than-temporary impairment of $55.3 million taken on the Company’s MBS portfolio during the three months ended June 30, 2007 and a loss from discontinued operations at OITRS of $142.8 million and $67.9 million, respectively, for the six and three month periods ended June 30, 2007. Consolidated net loss per basic and diluted share of Class A Common Stock was $1.57 and $1.36, respectively, for the six and three months ended June 30, 2008, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $9.67 and $6.53, respectively, for the comparable prior period.

For the six and three months ended June 30, 2008, comprehensive loss was $39.7 million and $34.6 million, respectively.  For the six and three months ended June 30, 2007, comprehensive loss was $163.8 million and $89.7 million, including the net unrealized gain on available-for-sale securities of $2.1 million and ($1.0) million and the reclassification of other-than-temporary loss on MBS of $55.3 million.

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  The unrealized gains/(losses) on available-for-sale securities is the difference between the fair market value of the portfolio of mortgage-backed securities (“MBS”) securities and their cost basis.  The unrealized gain on available-for-sale securities for the six months ended June 30, 2007, was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities.  The increased amortization for the period was the result of the continued upward resetting of ARM securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.

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

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the six and three months ended June 30, 2008, Bimini Capital generated $3.8 million and $1.3 million, respectively, of net interest income.  Included in these results were $16.9 million and $6.8 million, respectively, of interest income, offset by $13.1 million and $5.5 million, respectively, of interest expense.  Net interest income is up approximately $8.8 million and $7.4 million, respectively, compared to the six and three months ended June 30, 2007.  The increase is due to higher net interest margin available in the market in 2008, offset to some extent by a substantially reduced portfolio.

For the six and three months ended June 30, 2008, Bimini Capital’s general and administrative costs were approximately $3.3 million and $1.4, respectively. For the six and three months ended June 30, 2008, compensation and related benefits were $0.7 million and $0.3 million, respectively, lower than for the same period in 2007, while costs associated with the Company’s evaluation of possible strategic options caused other administrative expenses to increase $0.4 million and $0.1 million, respectively.

Bimini Capital had $0.7 million and $0.4 million, respectively, in realized gains from the sales of securities in the MBS portfolio during the six and three months ended June 30, 2008, compared to losses of ($19.4) million and ($18.6) million, respectively, during the six and three months ended June 30, 2007.

For the six and three months ended June 30, 2008, Bimini Capital had a loss from continuing operations of $3.4 million and $2.7 million, respectively.

As of June 30, 2008, the MBS portfolio consisted of $523.9 million of agency or government MBS at fair value and had a weighted average coupon on assets of 5.87% and a net weighted average borrowing cost of 4.72%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of June 30, 2008 and December 31, 2007:

(in thousands)

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
June 30, 2008
Adjustable-Rate MBS	$147,872	28.22%	5.14%	300	1-Jan-41	6.26	10.15%	5.30%
Fixed-Rate MBS	72,552	13.85%	6.64%	336	1-Jul-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	303,487	57.93%	6.05%	341	1-Apr-38	43.49	11.77%	3.44%
Total Portfolio	$523,911	100.00%	5.87%	329	1-Jan-41	31.29	11.24%	3.50%
December 31, 2007
Adjustable-Rate MBS	$177,608	25.72%	6.58%	294	1-Apr-44	5.49	10.61%	2.47%
Fixed-Rate MBS	110,297	15.97%	6.98%	335	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	398,982	57.78%	6.11%	344	1-Sep-37	39.62	11.92%	3.62%
Fixed-Rate CMO	3,692	0.53%	7.00%	233	18-May-27	n/a	n/a	n/a
Total Portfolio	$690,579	100.00%	6.37%	329	1-Apr-44	29.11	11.52%	3.41%

(in thousands)

	June 30, 2008		December 31, 2007
Agency	Market Value	Percentage of Entire Portfolio	Market Value	Percentage of Entire Portfolio
Fannie Mae	$490,417	93.61%	$638,763	92.50%
Freddie Mac	28,495	5.44%	46,318	6.70%
Ginnie Mae	4,999	0.95%	5,498	0.80%
Total Portfolio	$523,911	100.00%	$690,579	100.00%

Entire Portfolio	June 30, 2008	December 31, 2007
Weighted Average Purchase Price	$102.35	$102.32
Weighted Average Current Price	$102.05	$101.94
Effective Duration (1)	2.098	1.267

(1) Effective duration of 2.098 indicates that an interest rate increase of 1% would be expected to cause a 2.098% decline in the value of the MBS in the Company’s investment portfolio at June 30, 2008.  Effective duration of 1.267 indicates that an interest rate increase of 1% would be expected to cause a 1.267% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2007.

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

As of June 30, 2008, approximately 57.9% of Bimini Capital’s portfolio is comprised of hybrid adjustable rate MBS.   Bimini Capital favors such securities since they offer superior income potential in the current slow prepayment environment.  Going forward, to the extent such superior relative income potential is not available, the composition of the portfolio may be changed to better take advantage of opportunities in the market at that time.

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

        The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of June 30, 2008, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$147,872
Change in fair Value		$1,414	$(1,414)	$(2,828)
Change as a % of Fair Value		0.96%	(0.96%)	(1.91%)
Fixed Rate MBS
Fair Value	$72,552
Change in fair Value		$2,437	$(2,437)	$(4,873)
Change as a % of Fair Value		3.36%	(3.36%)	(6.72%)
Hybrid Adjustable Rate MBS
Fair Value	$303,487
Change in fair Value		$7,140	$(7,140)	$(14,280)
Change as a % of Fair Value		2.35%	(2.35%)	(4.71%)
Portfolio Total
Fair Value	$523,911
Change in fair Value		$10,991	$(10,991)	$(21,981)
Change as a % of Fair Value		2.10%	(2.10%)	(4.20%)
Cash
Fair Value	$17,338

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$147,872
Change in fair Value		$1,197	$(1,708)	$(4,075)
Change as a % of Fair Value		0.81%	(1.16%)	(2.76%)
Fixed Rate MBS
Fair Value	$72,552
Change in fair Value		$1,707	$(3,057)	$(6,791)
Change as a % of Fair Value		2.35%	(4.21%)	(9.36%)
Hybrid Adjustable Rate MBS
Fair Value	$303,487
Change in fair Value		$5,624	$(8,311)	$(18,068)
Change as a % of Fair Value		1.85%	(2.74%)	(5.95%)
Portfolio Total
Fair Value	$523,911
Change in fair Value		$8,528	$(13,076)	$(28,934)
Change as a % of Fair Value		1.63%	(2.50%)	(5.52%)
Cash
Fair Value	$17,338

In addition to changes in interest rates, other factors impact the fair value of Bimini Capital's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other more recent disruptions in the financial markets. Accordingly, in the event of changes in actual interest rates, the change in the fair value of Bimini Capital's assets would likely differ from that shown above and such difference might be material and adverse to Bimini Capital's stockholders.

Given the current difficulties in the market with respect to the availability of funding via the repurchase market, the Company may need to augment its existing leveraged MBS portfolio with alternative sources of income to the extent sufficient repurchase agreement funding is not available. The Company is currently evaluating alternative investment strategies utilizing derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio. Such securities would not be funded in the repurchase market but instead would be owned free and clear. The leverage inherent in the securities would replace the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended June 30, 2008, and the seventeen previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
June 30, 2008	$519,614	6,787	-	415	4.91%	$471,732	5,448	4.62%	$1,339	0.29%	$1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

        The net interest figures in the table above exclude interest associated with the trust preferred debt, such figures are reflected in the last column separately. The net interest figures do reflect the quarterly retrospective adjustment, where applicable.  As a result of the entire MBS portfolio being classified as held for trading for the three months ended June 30, 2008, there are no longer quarterly retrospective adjustments.  For the three months ended June 30, 2008, the net margin was 29 basis points on a portfolio of MBS securities classified entirely as held for trading.   For the three months ended June 30, 2007, ($6.2) million of the $27.0 million of interest income was attributable to the quarterly retrospective adjustment. As a result of the retrospective adjustment, the yield on average interest earning assets for the period was reduced by 104.1 basis points to 454.2 basis points.

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

Currently, there are no operating activities at OITRS and all income and expenses at OITRS are attributable to mark to market adjustments on the retained interest, trading (market value of $23.8 million at June 30, 2008), the remaining originated mortgage servicing rights (market value at June 30, 2008 of $2.3 million), the remaining mortgage loans held for sale (market value at June 30, 2008 of $0.5 million) and general and administrative expenses associated with the wind down of their operations.

The retained interests in securitizations represent residual interest in pools of loans securitized.  The total fair value of these retained interests was approximately $23.8 million as of June 30, 2008. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to higher loss severity assumptions and discount rates, the fair value of the retained interests decreased by $34.8 million and $32.7 million for the six and three months ended June 30, 2008, respectively. Due to higher forward LIBOR rates and increased loss assumptions on the underlying mortgage loans, the fair value of the retained interests decreased by $27.5 million and $26.2 million for the six and three months ended June 30, 2007.

As of June 30, 2008, OITRS owned $0.5 million of mortgage loans, net of fair value adjustments, which were classified as mortgage loans held for sale.  As stated above, OITRS no longer originates mortgage loans and the remaining loan inventory is being liquidated.  Losses realized on the discontinued mortgage banking activities for the six months ended June 30, 2008, were $34.9 million and consist primarily of fair value adjustments on the retained interests, trading.

The table below provides details of OITRS’s loss on discontinued mortgage banking activities for the three and six months ended June 30, 2008 and 2007.  OITRS recognizes a gain or loss on sale of mortgages held for sale only when the loans are actually sold.

(in thousands)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Fair value adjustment of retained interests, trading	$(34,830)	$(27,492)	$(32,710)	$(26,168)
Gains/(losses) on sales of mortgage loans	(35)	4,942	(93)	(9,571)
Fees on brokered loans	-	1,749	-	892
Loss on derivatives	-	(4,719)	-	(83)
Direct loan origination expenses, deferred		(5,495)	-	(4,003)
Fees earned, brokering	-	705	-	270
Direct loan origination expenses, reclassified	-	(22,181)	-	(9,942)
Change in market value of IRLC’s	-	14	-	(190)
Change in market value of mortgage loans held for sale	(12)	(9,338)	(12)	4,940
Loss on discontinued mortgage banking activities	$(34,877)	$(61,815)	$(32,815)	$(43,855)

For the six months ended June 30, 2007, losses realized on the discontinued mortgage banking activities were $61.8 million.  Mark to market losses of loans held for sale of $9.3 million were the result of a sharp deterioration in the secondary market for the loans originated and sold.  Losses from discontinued mortgage banking activities also include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses.  Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OITRS had losses from sales of mortgages held for sale of $29.6 million for the six months ended June 30, 2007.

For the six and three months ended June 30, 2007, OITRS originated $1.5 billion and $0.4 billion, respectively, and sold $2.0 billion and $0.7 billion, respectively, of mortgage loans.  Of the originated mortgage loans sold during the six and three months ended June 30, 2007, $0.8 billion and $0.3 billion, respectively, were sold on a servicing retained basis.

For the six months ended June 30, 2007, OITRS had net servicing loss of $10.6 million.  The results were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio).

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and cash flows received by OITRS from the residual interests that are used to repay intercompany debt.  Our principal uses of cash are the repayment of principal and interest on our repurchase agreements, purchases of MBS, funding our operations and, to the extent dividends are declared, making dividend payments on our capital stock.

During the three months ended June 30, 2008, we purchased $114.4 million of MBS, using proceeds from repurchase agreements, prepayments and sales of MBS and existing cash.  During the second quarter of 2008, we received cash of $22.7 million from prepayments on our MBS. During the six months ended June 30, 2008, we generated net proceeds of $82.7 million from the sale of MBS.  Also, the residual interests at OITRS generated $10.7 million and $7.3 million, respectively, in cash flows for the six and three months ended June 30, 2008.

As of June 30, 2008, Bimini Capital had outstanding balances under master repurchase agreements with various counterparties.  None of the counterparties to these agreements are affiliates of Bimini Capital. These agreements are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2008, Bimini Capital had obligations outstanding under its repurchase agreements totaling $452.4 million with a net weighted average borrowing cost of 4.72%.  As of June 30, 2008, all of Bimini Capital’s outstanding repurchase agreement obligations are due in less than 6 months with $0.0 million maturing overnight, $53.4 million maturing between 2 and 30 days and the remaining $399.1 million maturing between 31 and 90 days.  Securing these repurchase agreement obligations as of June 30, 2008, were MBS with an estimated fair value of $462.2 million and a weighted average maturity of 329 months.

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of June 30, 2008 and December 31, 2007.

 (in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
June 30, 2008
Deutsche Bank Securities, Inc.	$6,432	67
JP Morgan Securities	6,376	67
RBS Greenwich Capital	1,769	25
MF Global Inc.	658	13
December 31, 2007
Deutsche Bank Securities, Inc.	8,823	193
Goldman Sachs	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

Bimini Capital’s master repurchase agreements have no stated expiration, but can be terminated at any time at Bimini Capital’s option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party absent an event of default.  A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

As discussed above, increases in short-term interest rates could negatively impact the valuation of Bimini Capital’s MBS portfolio.  Should this occur, Bimini Capital’s repurchase agreement counterparties could initiate margin calls, thus inhibiting its liquidity or forcing us to sell assets.

During the six month period ended June 30, 2008, the Company undertook a series of asset sales intended to raise funds necessary to service the residual financing line of OITRS and maintain adequate liquidity during the continuing period of disruption in the mortgage market.  Such sales ceased during the three months ended June 30, 2008, and the MBS portfolio size has stabilized.

Given the current difficulties with respect to the availability of funding via the repurchase market, the Company may need to augment its existing leveraged MBS portfolio with alternative sources of income to the extent sufficient repurchase agreement funding is not available.  The Company is currently evaluating alternative investment strategies utilizing derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities would not be funded in the repurchase market but instead would be owned free and clear.  The leverage inherent in the securities would replace the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.

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

The Company presently believes that its equity and junior subordinated debt capital, combined with the cash flow from operations and retained interests, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Continued disruptions in market conditions could, however, adversely affect the Company’s liquidity, including the lack of available financing for the Company’s MBS assets, increases in interest rates, increases in prepayment rates substantially above expectations and decreases in value of assets held for sale. Therefore, in spite of the efforts contemplated above to address any potential loss of sufficient repurchase agreement funding, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements.

On April 14, 2008, there were changes made to senior management of the Company.  The cost savings associated with these changes are estimated to be approximately $0.4 million in 2008.

Outlook

The Company's results of operations for the six months ended June 30, 2008 were impacted by disruptions in the residential mortgage market, the mortgage-backed securities market and a general tightening of credit conditions brought about by adverse actions taken by ratings agencies, liquidations of various investment funds and substantial losses incurred by various market participants.  As a result of these events, the Federal Reserve Open Market Committee has adjusted their target for overnight lending rates which has positively impacted the Company’s borrowing rates.

The funding costs of the MBS portfolio seem to have stabilized and the coupon on the MBS assets now exceeds the funding costs mainly as a result of Federal Reserve actions mentioned above. The need to fund negative cash flow operations at OITRS precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout much of 2006 and 2007.  Further, OITRS has exposure to early payment default claims that have been received from buyers of mortgage loans sold in the past.  The settlement of such claims also had to be funded, and some claims remain.

Going forward, at current interest rate levels, the lack of cash flow needs for OITRS and resulting halt of asset sales should allow the net interest margin, (“NIM”) of the MBS portfolio to remain positive. To the extent the Company is able to refinance its existing repurchase funding agreements as they come due in the third quarter, and at rates comparable to current market conditions, the NIM should expand.  However, no assurance can be made of its ability to do so or for rates to remain at current levels.  Also, the Company intends to utilize any cash flows received from the retained interests, trading of OITRS primarily to repay intercompany debt so as to fund growth of the portfolio.  Nonetheless, even with any potential for an expanded NIM and residual cash flows from the retained interests, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.

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

MORTGAGE-BACKED SECURITIES

The Company’s investments in MBS are classified as held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on management’s own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in SFAS No. 107, Disclosures about the Fair Value of Financial Instruments.

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

        As of June 30, 2008, and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	June 30, 2008	December 31, 2007
Balance Sheet Carrying value of retained interests – fair value	$23,800	$69,301
Weighted average life (in years)	5.27	4.09
Prepayment assumption (annual rate)	18.13%	26.37%
Impact on fair value of 10% adverse change	$(2,251)	$(6,908)
Impact on fair value of 20% adverse change	$(3,966)	$(12,577)
Expected Credit losses (annual rate)	2.74%	1.22%
Impact on fair value of 10% adverse change	$(5,484)	$(6,409)
Impact on fair value of 20% adverse change	$(6,073)	$(13,633)
Residual Cash-Flow Discount Rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(2,771)	$(4,138)
Impact on fair value of 20% adverse change	$(5,078)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(8,085)	$(14,906)
Impact on fair value of 20% adverse change	$(13,271)	$(28,225)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of June 30, 2008, and December 31, 2007.

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

Off-Balance Sheet Arrangements

As previously discussed, OITRS previously pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. Since mid-2006, OITRS has not executed a securitization and is not expected to do so in the future. However, OITRS held approximately $23.8 million of retained interests from securitizations as of June 30, 2008.

The cash flows associated with OITRS’s securitization activities over the six months ended June 30, 2008 and 2007, were as follows:

(in thousands)

	June 30, 2008	June 30, 2007
Servicing fees received	$845	$9,691
Servicing advances and repayments	786	(1,433)
Cash flows received on retained interests	10,671	2,909

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

PART II. OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS.

During the period covered by this report, and except as described below, there were no material changes to the risk factors previously disclosed under  Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the period for the period December 31, 2007 as filed on March 14, 2008.  The information set forth under Item 1A – Risk Factors in the Company’s Annual Report on Form 10-K for the period ended December 31, 2007, is incorporated herein by reference.

As stated in the accompanying consolidated financial statements, the Company currently has negative consolidated net worth.  The lack of positive consolidated net worth could further hamper the Company’s ability to obtain sufficient access to funding for the MBS portfolio.  To the extent the Company is unable to obtain other sources of revenue, our ability to cover expenses and/or generate earnings will be impaired. The Company may need to alter its investment strategy if it is unable to obtain sufficient access to funding for its MBS portfolio.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES

Except as described below, the Company has not repurchased any shares of its equity securities during 2008.  The following table shows shares of common stock deemed to have been repurchased in connection with the withholding of a portion of shares of Class A Common Stock to cover taxes on vested phantom shares for each calendar month during the quarter ended June 30, 2008.

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
April 2008	1,287	$0.31	-	-
May 2008	-	-	-	-
June 2008	16	0.31	-	-
Total	1,303	$0.31	-	-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s 2008 Annual Meeting of Stockholders held on May 27, 2008, the following matters were submitted to a vote of the Company’s stockholders:

1. Election of Directors.  Robert E. Cauley and Robert J. Dwyer were each re-elected as directors of the Company.  Mr. Cauley was re-elected as a Class II director to serve until the Company's 2011 Annual Meeting of Stockholders.  Mr. Dwyer was re-elected as a Class III director to serve until the Company's 2009 Annual Meeting of Stockholders.  For each director nominee, votes were cast as follows:

NOMINEE	FOR	ABSTAIN
Robert E. Cauley	18,003,917	1,895,658
Robert J. Dwyer	18,334,436	1,565,139

The following directors continued in office after the meeting:

Kevin L. Bespolka and W. Christopher Mortenson.

2. Amendment of the Company’s Charter.  The proposal to amend the Company’s Charter was approved by the Company’s stockholders.  The number of votes cast for and against the proposal to amend the Company’s Charter and the number of abstentions and broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
14,049,700	5,212,325	637,549	0

ITEM 6.                        EXHIBITS.

Exhibit No.

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles of Amendment, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008
3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
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

†*10.9	Employment Agreement dated as of April 27, 2006, by and between Opteum Inc. and J. Christopher Clifton
10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.11
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.12
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.14
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.15
Membership Interest Purchase Agreement, dated May 27, 2008, by and among Bimini Capital Management, Inc., Orchid Island TRS, LLC and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

10.16
Eighth Amended and Restated Limited Liability Company of Orchid Island TRS, LLC, dated as of May 27, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

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

BIMINI CAPITAL MANAGEMENT, INC.

Date:                      August 11, 2008                                                                    By:           /s/ G. Hunter Haas, IV
G. Hunter Haas, IV
Executive Vice President, Chief Investment Officer
Interim Chief Financial Officer and Treasurer

EXHIBIT INDEX
Exhibit No.

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles of Amendment, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008
3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
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

†*10.9	Employment Agreement dated as of April 27, 2006, by and between Opteum Inc. and J. Christopher Clifton
10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.11
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.12
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.14
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.15
Membership Interest Purchase Agreement, dated May 27, 2008, by and among Bimini Capital Management, Inc., Orchid Island TRS, LLC and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

10.16
Eighth Amended and Restated Limited Liability Company of Orchid Island TRS, LLC, dated as of May 27, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

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