Form 10-Q
period 2008-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2008-11-06
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 25,534,816; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007
ASSETS:
Mortgage-backed securities:
Available-for-sale, pledged to counterparties, at LOCOM	$-	$293,729,451
Held for trading, pledged to counterparties, at fair value	208,921,118	396,175,157
Unpledged, at fair value	17,646,698	674,326
Total mortgage-backed securities	226,567,816	690,578,934
Cash and cash equivalents	12,376,528	27,284,760
Restricted cash	250,000	8,800,000
Principal payments receivable	59,443	99,089
Accrued interest receivable	1,084,148	3,637,302
Property and equipment, net	4,086,364	4,181,813
Prepaids and other assets	4,910,876	5,315,835
Assets held for sale	42,583,586	96,619,615
Total Assets	$291,918,761	$836,517,348

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$200,707,819	$678,177,771
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	1,399,624	3,872,101
Accounts payable, accrued expenses and other	1,051,300	644,858
Liabilities related to assets held for sale	14,352,687	27,842,174
Total Liabilities	320,608,430	813,633,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of September 30, 2008 and December 31, 2007	-	-

Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 25,534,816 shares issued and outstanding as of September 30, 2008 and 24,861,404 shares issued and outstanding as of December 31, 2007	25,535	24,861

Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2008 and December 31, 2007	319	319

Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2008 and December 31, 2007	319	319

Additional paid-in capital	339,008,659	338,241,582
Accumulated deficit	(367,724,501)	(315,383,637)
Total Stockholders’ Equity (Deficit)	(28,689,669)	22,883,444
Total Liabilities and Stockholders’ Equity (Deficit)	$291,918,761	$836,517,348
See Notes to Consolidated Financial Statements

Bimini Capital Management, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Interest income, net of amortization of premium and discount	$23,046,363	$90,793,422	$6,148,667	$24,634,854
Interest expense	(17,278,745)	(92,286,037)	(4,192,838)	(21,143,461)
Net interest income(expense), before interest on junior subordinated notes	5,767,618	(1,492,615)	1,955,829	3,491,393
Interest expense on junior subordinated notes	(6,271,295)	(6,271,296)	(2,090,432)	(2,090,432)
Net interest income(expense)	(503,677)	(7,763,911)	(134,603)	1,400,961
Fair value adjustment- available-for-sale securities	-	(1,707,840)	-	(1,707,840)
Fair value adjustment - held for trading securities	(1,166,408)	282,089	(1,031,577)	282,089
Other-than-temporary loss on mortgage-backed securities	-	(55,250,278)	-	-
Gain/(loss) on sale of mortgage-backed securities, net	755,135	(20,492,779)	46,815	(1,104,402)
Deficiency of revenues, net	(914,950)	(84,932,719)	(1,119,365)	(1,129,192)

Direct REIT operating expenses	538,944	632,709	165,331	181,007

General and administrative expenses:
Compensation and related benefits	2,256,582	3,562,711	583,239	1,218,881
Directors' fees and liability insurance	514,724	581,608	145,982	197,634
Audit, legal and other professional fees	562,821	1,004,987	107,351	323,761
Other administrative	974,029	507,811	215,303	174,634
Total general and administrative expenses	4,308,156	5,657,117	1,051,875	1,914,910

Total expenses	4,847,100	6,289,826	1,217,206	2,095,917
Loss from continuing operations before minority interest	(5,762,050)	(91,222,545)	(2,336,571)	(3,225,109)
Minority interest in consolidated subsidiary	-	770,563	-	-
Loss from continuing operations	(5,762,050)	(90,451,982)	(2,336,571)	(3,225,109)
Gain/(loss) on sale and disposal of assets of discontinued operations, net of tax	-	(6,357,596)	-	4,111,607
Loss from discontinued operations, net of tax	(48,292,910)	(148,451,063)	(12,053,964)	(5,609,698)
Total loss from discontinued operations, net of tax	(48,292,910)	(154,808,659)	(12,053,964)	(1,498,091)

Net loss	$(54,054,960)	$(245,260,641)	$(14,390,535)	$(4,723,200)

Basic And Diluted Net Loss Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(0.23)	$(3.63)	$(0.09)	$(0.13)
Discontinued operations	(1.89)	(6.21)	(0.47)	(0.06)
Total basic and diluted net loss per Class A share	$(2.12)	$(9.84)	$(0.56)	$(0.19)
CLASS B COMMON STOCK
Continuing operations	$(0.22)	$(3.61)	$(0.09)	$(0.13)
Discontinued operations	(1.87)	(6.18)	(0.47)	(0.06)
Total basic and diluted net loss per Class B share	$(2.09)	$(9.79)	$(0.56)	$(0.19)
Average Shares Outstanding
CLASS A COMMON STOCK	25,147,824	24,600,795	25,392,962	24,690,089
CLASS B COMMON STOCK	319,388	319,388	319,388	319,388
Cash dividends declared per share of:
CLASS A COMMON STOCK	$-	$0.05	$-	$-
CLASS B COMMON STOCK	$-	$0.05	$-	$-

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Nine Months Ended September 30, 2008

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, December 31, 2007	$24,861	$319	$319	$338,241,582	$(315,383,637)	$22,883,444
Cumulative effect adjustment upon adoption of SFAS No. 159	-	-	-	-	1,714,096	1,714,096
Net loss	-	-	-	-	(54,054,960)	(54,054,960)
Issuance of Class A common shares for board compensation and equity plan share exercises, net	674	-	-	185,467	-	186,141
Amortization of equity plan compensation	-	-	-	583,352	-	583,352
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	(799)	-	(799)
Stock issuance costs, and other adjustments	-	-	-	(943)	-	(943)
Balances, September 30, 2008	$25,535	$319	$319	$339,008,659	$(367,724,501)	$(28,689,669)

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,054,960)	$(245,260,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	48,292,910	154,808,659
Other-than-temporary loss on mortgage backed securities	-	55,250,278
Amortization of premium and discount on mortgage-backed securities, net	135,370	8,759,452
Stock compensation	769,493	2,076,036
Depreciation and amortization	107,601	627,044
(Gain) loss on sale of mortgage-backed securities, net	(755,135)	20,492,779
Fair value adjustment - held for trading securities	1,166,408	(282,089)
Fair value adjustment – available-for-sale securities	-	1,707,840
From trading securities:
Purchases	(150,129,824)	-
Sales	529,615,670	-
Principal repayments	85,732,371	-
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	2,553,154	6,654,984
Decrease in prepaids and other assets	404,960	371,367
Decrease in accrued interest payable	(2,472,477)	(9,993,867)
Increase (decrease) in accounts payable, accrued expenses and other	405,643	(122,961)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	461,771,184	(4,911,119)
CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	-	(1,140,585,456)
Sales	-	1,896,831,041
Principal repayments	-	835,792,555
Purchases of property and equipment, and other	(12,152)	(3,937)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,152)	1,592,034,203
CASH FLOWS FROM FINANCING ACTIVITIES:
(Increase)/decrease in restricted cash	8,550,000	(35,300,000)
Proceeds from repurchase agreements	3,505,827,617	13,167,044,670
Principal payments on repurchase agreements	(3,983,297,569)	(14,697,237,320)
Stock issuance costs, and other adjustments	(943)	-
Cash dividends paid	-	(2,534,582)
NET CASH USED IN FINANCING ACTIVITIES	(468,920,895)	(1,568,027,232)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	10,253,631	734,846,245
Net cash provided by investing activities	-	1,195,582
Net cash used in financing activities	(18,000,000)	(813,015,954)
NET CASH USED IN DISCONTINUED OPERATIONS	(7,746,369)	(76,974,127)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,908,232)	(57,878,275)
CASH AND CASH EQUIVALENTS, Beginning of the period	27,284,760	82,751,795
CASH AND CASH EQUIVALENTS, End of the period	$12,376,528	$24,873,520

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$27,289,202	$108,551,200

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities transferred from available-for-sale to trading (at fair value)	$1,714,096	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2008

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

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC, and it became a wholly-owned taxable REIT subsidiary of Bimini Capital. This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”

On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  On May 27, 2008, Bimini Capital repurchased Citigroup Realty’s interest in OITRS for $0.05 million.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’s wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold.   Therefore, all of OITRS’s assets are considered held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards (see Note 11). For financial statement presentation purposes, Bimini Capital is now operating in a single business segment.

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

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have deteriorated materially since June 30, 2008. Moreover, the turmoil that originated in the MBS market has now spread into many other financial markets as well as the global real economy. The disruptions in the market have prompted unprecedented intervention on the part of most of the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve in an effort to restore stability. In spite of these efforts market conditions are extremely volatile, credit is very tight and it is unknown at this time when and to what extent market conditions will stabilize and return to normal. These conditions have impacted the Company and are expected to continue to impact the Company.

At September 30, 2008 the Company had outstanding $200.7 million of obligations under repurchase agreements with maturities through December 2008. On October 27, 2008, $29.3 million of these repurchase agreement obligations matured and could not be extended.  The Company was forced to sell the associated MBS assets pledged to satisfy the obligation.  Should the Company be unable to extend the maturity of the remaining repurchase obligations, it may be forced to sell additional assets, which may result in losses upon such sales.  Accordingly, the Company has taken steps to augment its existing leveraged MBS portfolio with an alternative investment strategy since sufficient repurchase agreement funding is not available. The Company is currently employing an investment strategy that utilizes derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio. Such securities are not funded in the repurchase market but instead are owned free and clear.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives. The Company presently believes that its junior subordinated debt capital, combined with the cash flow from operations and the utilization of borrowings, will be sufficient to enable the Company to meet its anticipated liquidity requirements. Nonetheless, no assurances can be made regarding the Company's ability to satisfy its liquidity and working capital requirements going forward.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity (deficit) and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for annual financial statements. The operating results for the interim period ended September 30, 2008 are not necessarily indicative of results that can be expected for the year ended December 31, 2008. The consolidated balance sheet as of December 31, 2007 was derived from audited financial statements included in the Company’s 2007 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The preparation of interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, and certain discontinued operations related items including the deferred tax asset valuation allowance, the valuation allowance on mortgage loans held for sale, the valuation of retained interests, trading and the valuation of mortgage servicing rights.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of September 30, 2008 and December 31, 2007. Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

Valuation of Mortgage-Backed Securities

At September 30, 2008, the valuation of the Company’s investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  The definition of fair value in SFAS No. 157 focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value at September 30, 2008. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classified its investments in MBS as either trading, available-for-sale or held-to-maturity. Management determined the appropriate classification of the securities at the time they were acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies all of its securities acquired prior to June 30, 2007 as available-for-sale.  All securities acquired after June 30, 2007 were classified as trading.  On January 1, 2008, in connection with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115, the Company transferred its remaining available-for-sale securities to trading and accordingly, recognized a $1.7 million fair value adjustment.

The Company’s investments in mortgage-related derivatives are carried at fair value on the balance sheet and are included with mortgage-backed securities.

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

Bimini Capital’s property and equipment as of September 30, 2008 and December 31, 2007, is net of accumulated depreciation of $0.5 million and $0.4 million, respectively. Depreciation expense for the nine and three months ended September 30, 2008 was $0.1 million and $0.02 million, respectively.

Repurchase Agreements

The Company finances the acquisition of the majority of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a repurchase counterparty and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the repurchase counterparty. Although structured as a sale and repurchase obligation, a repurchase agreement is accounted for as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, the Company is required to repurchase the underlying MBS and concurrently receives back its pledged collateral from the repurchase counterparty or, with the consent of the repurchase counterparty, the Company may renew such agreement at the then prevailing rate. These repurchase agreements may require the Company to pledge additional assets to the repurchase counterparty in the event the estimated fair value of the existing pledged collateral has declined. For the nine months ended September 30, 2008 and for the year ended December 31, 2007, the Company did not have any margin calls on its repurchase agreements that it was not able to satisfy with either cash or additional pledged collateral.

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

Interest Income Recognition on MBS

All securities in the MBS portfolio as of September 30, 2008 are classified as held for trading securities. All securities are either MBS pass through securities, interest only securities or inverse interest only securities. Income on MBS pass through securities classified as held for trading is based on the stated interest rate of the security. Premium or discount present at the date of purchase is not amortized.  For interest only securities classified as held for trading, the income is accrued based on the carrying value and the effective yield.  As cash is received it is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments.  The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security.  For inverse interest only securities effective yield and income recognition calculations also take into account the index value applicable to the security.  Owing to the fact realized cash flows for inverse interest only securities are driven by both prepayments and the index value, yield calculations have to take into account the impact of the index value on future cash flows.  In accordance with Emerging Issues Task Force 99-20 (“EITF 99-20”), effective yield is derived from projected future cash flows.  Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.

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

Comprehensive Loss

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss) each reporting period. Other comprehensive income refers to revenue, expenses, gains and losses that, under GAAP, are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income for the period ended September 30, 2007 arose from unrealized gains from changes in market values of securities classified as available-for-sale.  Comprehensive loss is as follows:

(in thousands)

	(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(54,054)	$(245,261)	$(14,391)	$(4,723)
Reclassify net realized loss on MBS	-	19,389	-	-
Reclassify other-than-temporary loss on MBS	-	55,250	-	-
Unrealized gain on available-for-sale securities, net	-	2,135	-	-
Comprehensive loss	$(54,054)	$(168,487)	$(14,391)	$(4,723)

Stock-Based Compensation

The Company utilizes SFAS No. 123(R), Share-Based Payment, to account for stock-based compensation using the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Stock-based compensation was approximately $0.8 million and $0.2 million for the nine and three months ended September 30, 2008 and $2.3 million and $0.8 million for the nine and three months ended September 30, 2007, respectively.

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

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. As further described in Note 11, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

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

In March 2008, the FASB issued statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 will be effective in the fourth quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 and does not anticipate a material effect.

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

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), amendment to ARB No. 51.  This standard establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective as of the beginning of the fiscal year that begins on or after December 15, 2008.  Management is currently evaluating the effects, if any, that SFAS 160 will have upon adoption of this standard.

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

The following are the carrying values of Bimini Capital's MBS portfolio as of September 30, 2008 and December 31, 2007:

(in thousands)

	September 30, 2008	December 31, 2007
Hybrid Arms	$62,915	$398,982
Adjustable Rate Mortgages	84,387	177,608
Fixed Rate Mortgages	65,244	113,989
MBS Derivatives	14,022	-
Total	$226,568	$690,579

The following table presents the components of the carrying value of Bimini Capital’s MBS portfolio as of September 30, 2008 and December 31, 2007:

(in thousands)

	September 30, 2008	December 31, 2007
Available-for-Sale Securities
Principal balance	$-	$291,579
Unamortized premium	-	3,134
Unaccreted discount	-	(309)
Held for Trading Securities
Principal balance	210,374	385,849
Premium	2,440	10,326
Discount	(268)	-
Trading Securities – MBS Derivatives	14,022	-
Carrying value/estimated fair value	$226,568	$690,579

As of September 30, 2008, all of Bimini Capital's MBS investments have contractual maturities greater than 36 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

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

      The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2008 and 2007. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the nine and three months ended September 30, 2008 and 2007, basic EPS computations for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the periods ended September 30, 2008 and 2007, 21,658 and 259,016 phantom shares, respectively, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per share data)

	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Basic and diluted net loss per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(53,387)	$(242,138)	$(14,213)	$(4,663)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	25,535	24,765	25,535	24,765
Effect of weighting	(387)	(164)	(142)	(75)
Weighted average shares-basic and diluted	25,148	24,601	25,393	24,690
Basic and diluted net loss per Class A common share	$(2.12)	$(9.84)	$(0.56)	$(0.19)
Basic and diluted net loss per Class B common share:
Numerator: net loss allocated to Class B common shares	$(668)	$(3,123)	$(178)	$(60)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319	319
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319	319	319	319
Basic and diluted net loss per Class B common share	$(2.09)	$(9.79)	$(0.56)	$(0.19)

NOTE 4.   REPURCHASE AGREEMENTS

Bimini Capital has entered into repurchase agreements to finance most of its MBS purchases. The repurchase agreements are short-term borrowings that bear interest at rates that have historically moved in close relationship to London Interbank Offered Rates (“LIBOR”). As of September 30, 2008, Bimini Capital had outstanding repurchase obligations of $200.7 million with a net weighted average borrowing rate of 2.99% and these obligations were collateralized by MBS with a fair value of $208.9 million. As of December 31, 2007, Bimini Capital had outstanding repurchase obligations of $678.2 million with a net weighted average borrowing rate of 5.07%. These obligations were collateralized by MBS with a fair value of $683.9 million.

As of September 30, 2008 and December 31, 2007, Bimini Capital’s repurchase agreements and the collateral agreements thereon had remaining maturities as summarized below:

(in thousands)

	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
September 30, 2008
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$89,128	$119,871	$-	$208,999
Fair market value of securities sold, including accrued interest receivable	$-	$89,128	$119,871	$-	$208,999
Repurchase agreement liabilities associated with these securities	$-	$85,532	$115,176	$-	$200,708
Net weighted average borrowing rate	-	3.46%	2.65%	-	2.99%
December 31, 2007
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Fair market value of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Repurchase agreement liabilities associated with these securities	$-	$244,379	$37,577	$396,222	$678,178
Net weighted average borrowing rate	-	5.21%	5.34%	4.96%	5.07%

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of September 30, 2008 and December 31, 2007.

(in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
September 30, 2008
MF Global Inc.	$6,461	47
RBS Greenwich Capital	1,998	27
December 31, 2007
Deutsche Bank Securities, Inc.	$8,823	193
Goldman Sachs	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

At September 30, 2008, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(in thousands)

	September 30, 2008	December 31, 2007
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$51,550	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes have a fixed rate of interest until March 30, 2010, in the case of Series A Preferred Securities, and until April 30, 2010, in the case of Series B Preferred Securities, of 7.61% and thereafter, through maturity in 2035, the rate will float at a spread of 3.30% over the prevailing three-month LIBOR rate.  The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning March 30, 2010, in the case of Series A Preferred Securities, and beginning April 30, 2010, in the case of Series B Preferred Securities and at any date thereafter.  Bimini Capital's BCTI Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 6.  CAPITAL STOCK

During the nine and three months ended September 30, 2008, the Company issued a total of 568,565 and 141,950 shares of Class A Common Stock to its independent directors for the payment of director fees for services rendered.

During the nine and three months ended September 30, 2008, the Company issued 104,847 and 42,666 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 31, 2010. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the nine and three months ended September 30, 2008 and 2007 totaled approximately, $0.6 and $0.2 million and $2.2 and $0.8 million, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the nine month periods ended September 30, 2008 and 2007 is presented below:

	Nine Months Ended September 30,
	2008		2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	127,373	$11.36	339,862	$12.60
Granted	250,000	0.26	25,607	7.61
Vested	(106,958)	6.00	(164,729)	13.08
Forfeited	(106,256)	5.82	(16,550)	8.78
Nonvested, at September 30	164,159	$1.54	184,190	$11.82

There were a total of 0 and 75,326 phantom shares that were vested and unissued as of September 30, 2008 and 2007, respectively. The total number of outstanding (vested and nonvested) phantom share awards that include dividend equivalent rights as of September 30, 2008 and 2007 were 21,658 and 259,016, respectively. As of September 30, 2008, there was approximately $165,000 of total unrecognized compensation cost related to nonvested phantom share awards.  The cost is expected to be recognized over a weighted-average period of 11.3 months.

Bimini Capital also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made under and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Litigation Contingencies. The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought. The resolution of such lawsuits and claims is inherently unpredictable.  In accordance with GAAP, it is the Company’s policy to accrue for loss contingencies only when it is both probable that a loss has actually been incurred and an amount of such loss is reasonably estimable.  Except as described below, the lawsuits and claims involving the Company relate primarily to contractual disputes arising out of the ordinary course of the Company’s current and past business activities.  See also Note 11(g).

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against the Company, certain of the Company’s current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against the Company, certain of the Company’s current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On September 29, 2008, the Kornfeld and Coy cases were consolidated as In re Opteum Inc. Securities Litigation and the Court appointed a lead plaintiff and lead counsel.  On October 29, 2008, a consolidated amended complaint was filed in this action. The Company believes it has meritorious defenses in this action.

Guarantees. Bimini Capital has guaranteed the performance of OITRS with respect to certain contractual obligations arising in connection with the sale of mortgage servicing rights by OITRS.  See also Note 11(g).

NOTE 9.  INCOME TAXES

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

As of September 30, 2008, the REIT has approximately $68.7 million of tax capital loss carryforwards available to offset future tax capital gains. As of September 30, 2008 the REIT has a tax net operating loss carryforward of approximately $13.5 million that is immediately available to offset future REIT taxable income.

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

All of the fair value adjustments included in losses from continuing operations resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. The securities in the Company’s trading portfolio are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets.

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of September 30, 2008 is determined as follows:

(in thousands)

Fair Value Measurements as of September 30, 2008, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	226,568
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$226,568

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the nine and three months ended September 30, 2008 and 2007 were as follows:

(in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues
Interest income	$3	$22,543	$-	$515
Interest expense	(20)	(17,521)	(5)	(472)
Net interest income (deficiency)	(17)	5,022	(5)	43
Loss on discontinued mortgage banking activities
Fair value adjustment on retained interest, trading	(43,085)	(28,126)	(8,255)	(634)
Other discontinued mortgage banking activities	(126)	(40,794)	(79)	(6,471)
Other income and expenses, net of non-recurring items	1,885	(15,412)	47	4,364
Net servicing loss	(1,364)	(13,868)	(2,328)	(1,241)
Other interest income (expense) and loss reserves	(2,001)	(23,617)	(759)	1,077
Deficiency of revenues	(44,708)	(116,795)	(11,379)	(2,862)
Expenses
General and administrative expenses	(3,585)	(30,833)	(675)	(2,918)
Loss before provision for income taxes	(48,293)	(147,628)	(12,054)	(5,780)
Provision for income taxes and valuation allowance	-	(7,181)	-	4,282
Loss from discontinued operations, net of taxes	$(48,293)	$(154,809)	$(12,054)	$(1,498)

During the nine months ended September 30, 2008, OITRS’s 51% membership interest in Interactive Mortgage Advisors, LLC, a Delaware limited liability company (“IMA”), was sold for $500,000 as evidenced by a promissory note.  The note, which is secured by the assets of IMA and guaranteed by certain affiliates of IMA, bears interest at a rate of 8% per annum and is payable in full on December 31, 2008.  The sale of OITRS’ membership interest resulted in a loss of approximately $285,000.  This loss is included in the table above under “Other income and expenses, net of non-recurring items.”

The assets and liabilities of OITRS included in the consolidated balance sheets as of September 30, 2008 and December 31, 2007 were as follows:

(in thousands)

	September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$73	$705
Mortgage loans held for sale	456	983
Retained interests, trading	14,384	69,301
Securities held for sale	15	173
Originated mortgage servicing rights	-	3,073
Receivables	23,923	17,868
Property and equipment, net	-	285
Prepaids and other assets	3,733	4,232
Assets held for sale	$42,584	$96,620
Liabilities
Secured borrowings	$-	$18,000
Accounts payable, accrued expenses and other	14,353	9,842
Liabilities related to assets held for sale	$14,353	$27,842

(a) - Mortgage Loans Held for Sale

Prior to ceasing operations, upon the closing of a residential mortgage loan or shortly thereafter, OITRS would sell or securitize the majority of its mortgage loan originations. OITRS also sold mortgage loans insured or guaranteed by various government-sponsored entities and private insurance agencies. The insurance or guaranty was provided primarily on a nonrecourse basis to OITRS, except where limited by the Federal Housing Administration and Veterans Administration and their respective loan programs.  Mortgage loans held for sale consist of the following as of September 30, 2008 and December 31, 2007:

(in thousands)

	September 30, 2008	December 31, 2007
Mortgage loans held for sale, and other, net	$3,637	$4,780
Valuation allowance	(3,181)	(3,797)
Total	$456	$983

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

The total fair value of these retained interests was approximately $14.4 million as of September 30, 2008. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to higher loss severity assumptions and discount rates, the fair value of the retained interests decreased by $43.1 million and $8.3 million for the nine and three months ended September 30, 2008, respectively. Due to higher forward LIBOR rates and increased loss assumptions on the underlying mortgage loans, the fair value of the retained interests decreased by $28.1 million and $0.6 million for the nine and three months ended September 30, 2007.

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

The following table summarizes OITRS’s residual interests in securitizations as of September 30, 2008 and December 31, 2007:

 (in thousands)

Series	Issue Date	September 30, 2008	December 31, 2007
HMAC 2004-1	March 4, 2004	$1,744	$2,460
HMAC 2004-2	May 10, 2004	1,424	1,408
HMAC 2004-3	June 30, 2004	386	880
HMAC 2004-4	August 16, 2004	1,023	1,506
HMAC 2004-5	September 28, 2004	1,874	3,043
HMAC 2004-6	November 17, 2004	1,534	5,181
OMAC 2005-1	January 31, 2005	2,182	6,948
OMAC 2005-2	April 5, 2005	631	7,046
OMAC 2005-3	June 17, 2005	2,428	10,736
OMAC 2005-4	August 25, 2005	470	9,752
OMAC 2005-5	November 23, 2005	180	7,717
OMAC 2006-1	March 23, 2006	508	10,835
OMAC 2006-2	June 26, 2006	-	1,789
Total		$14,384	$69,301

As of September 30, 2008 and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	September 30, 2008	December 31, 2007
Balance sheet carrying value of retained interests – fair value	$14,384	$69,301
Weighted average life (in years)	3.99	4.09
Prepayment assumption (annual rate)	19.93%	26.37%
Impact on fair value of 10% adverse change	$(1,388)	$(6,908)
Impact on fair value of 20% adverse change	$(2,042)	$(12,577)
Expected credit losses (% of original unpaid principal balance)	3.40%	1.22%
Impact on fair value of 10% adverse change	$(2,577)	$(6,409)
Impact on fair value of 20% adverse change	$(4,200)	$(13,633)
Residual cash-flow discount rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(1,396)	$(4,138)
Impact on fair value of 20% adverse change	$(2,600)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(4,876)	$(14,906)
Impact on fair value of 20% adverse change	$(7,294)	$(28,225)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of September 30, 2008 and December 31, 2007.

Credit loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following credit loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)

Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through September 30, 2008	Projected Future Credit Losses as of September 30, 2008	Projected Total Credit Losses as of September 30, 2008
HMAC 2004-1	March 4, 2004	$309,710	0.57%	0.36%	0.93%
HMAC 2004-2	May 10, 2004	388,737	0.78%	0.46%	1.24%
HMAC 2004-3	June 30, 2004	417,055	0.59%	0.66%	1.25%
HMAC 2004-4	August 16, 2004	410,123	0.54%	0.55%	1.09%
HMAC 2004-5	September 28, 2004	413,875	0.67%	0.80%	1.47%
HMAC 2004-6	November 17, 2004	761,027	0.91%	1.15%	2.06%
OMAC 2005-1	January 31, 2005	802,625	0.84%	1.44%	2.28%
OMAC 2005-2	April 5, 2005	883,987	0.95%	1.62%	2.57%
OMAC 2005-3	June 17, 2005	937,117	0.78%	1.88%	2.66%
OMAC 2005-4	August 25, 2005	1,321,739	1.02%	2.75%	3.77%
OMAC 2005-5	November 23, 2005	986,277	1.11%	3.87%	4.98%
OMAC 2006-1	March 23, 2006	934,441	0.95%	4.60%	5.55%
OMAC 2006-2	June 26, 2006	491,572	1.81%	8.69%	10.50%
Total		$9,058,285	0.93%	2.47%	3.40%

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)

	September 30, 2008	September 30, 2007
Servicing fees received	$1,055	$11,375
Servicing advances and repayments	92	5,110
Cash flows received on retained interests	11,831	4,479

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of September 30, 2008 and December 31, 2007:

(in thousands)

As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
September 30, 2008	$4,068,088	$701,639	$83,895
December 31, 2007	4,528,481	457,872	23,639

 (c) – Mortgage Servicing Rights, Net

Owing to the excessive and increasing burden of the monthly advancing requirement on delinquent loans serviced by OITRS, coupled with the Company’s reduced liquidity, OITRS was unable to meet such servicing advance requirements in September of 2008 and as a result committed a servicer event of default under the various pooling and servicing agreements under which OITRS serviced loans.  Accordingly, such servicing was surrendered to the master servicer and the carrying value of the related servicing right was written off.  Such charge was approximately $2.0 million.  All advances made on such loans prior to the event of default, net of any costs incurred by the master servicer related to the servicing transfer, will be returned to the Company as the delinquent loans are liquidated over time.  The balance of the receivable at September 30, 2008 was $19.6 million.  Thr Company believes that the balance is fully collectible; therefore, no valuation allowance has been provided.

For the nine and three months ended September 30, 2008, OITRS had net servicing loss of $1.4 million and $2.3 million.  The results were driven primarily by the surrender of the MSRs owing to the event of default resulting from the inability of OITRS to continue to meet servicing advance requirements.

The table below provides the elements of the change in carrying value of the MSRs for the nine month periods ended September 30, 2008 and 2007.

(in thousands)

	September 30, 2008	September 30, 2007
Balance at beginning of period	$3,073	$98,859
Additions	-	7,727
Sales, net of reserve for prepayment protection	(1,344)	(87,603)
Changes in fair value:
Due to changes in market conditions and run-off	614	(13,785)
Due to change in valuation assumptions	-	(2,558)
Mortgage servicing rights surrendered	(2,028)	-
Valuation Allowance	(315)	-
Balance at end of period	$-	$2,640

(d) – Receivables

A summary of receivables as of September 30, 2008 and December 31, 2007 is presented below:

(in thousands)

	September 30, 2008	December 31, 2007
Servicing advances (principal and interest)	$11,385	$5,636
Servicing advances (taxes and insurance)	8,185	7,495
Servicing sale receivable	3,899	4,681
Other receivables	454	56
Totals	$23,923	$17,868

(e) – Secured Borrowings

Secured borrowings consisted of a line of credit for $80.0 million that was secured by the retained interests in securitizations. The line was paid in full on May 26, 2008.  The agreement provided for interest rate based on LIBOR plus 3.00%.

         (f)  - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of September 30, 2008, all deferred tax assets, net of deferred tax liabilities, are offset in their entirety by a deferred tax asset valuation allowance.  Substantially all of the net deferred tax assets are a result of net tax losses incurred. The amount of the gross tax benefit generated by these losses are reduced by an offsetting valuation allowance of the same amount.

For the period ended September 30, 2007, OITRS has recorded a provision of $7.2 million for the nine months then ended, and a benefit of $4.3 million for the three months then ended. At December 31, 2006, OITRS had recorded net deferred tax assets of approximately $7.1 million. During the three month ended March 31, 2007, OITRS recorded a valuation allowance (among other items) resulting in OITRS recording an income tax provision of $11.5 million, which reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability at March 31, 2007 of approximately $4.3 million. As part of the recording of this allowance at March 31, 2007, State tax NOLs were fully allowanced, as their availability to fully offset recorded deferred tax liabilities was not assured. The losses incurred by OITRS from March 31, 2007 through September 30, 2007 were sufficient to ensure that the State NOLs will be available to offset recorded deferred tax liabilities and realized gains on sales of OITRS assets; therefore the net deferred tax liability of $4.3 million was offset by the deferred tax assets related to the State NOLs expected to be realized as of September 30, 2007.  Consequently, the benefit for income taxes for the three months ended September 30, 2007 is $4.3 million, and the provision for income taxes for the nine months ended September 30, 2007 is $7.2 million.

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

(g) – Commitments and Contingencies

Loans Sold to Investors. Generally, OITRS was not exposed to significant credit risk on the loans it sold to investors. In the normal course of business, OITRS provided certain representations and warranties during the sale of mortgage loans which obligated it to repurchase loans which were subsequently unable to be sold through the normal investor channels. The repurchased loans were secured by the related real estate properties, and could usually be sold directly to other permanent investors.

OITRS recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. The liability was recorded as a reduction of the gain on sale of mortgage loans and included as part of liabilities related to assets held for sale in the accompanying financial statements.

Changes in this liability during the nine months ended September 30, 2008 and 2007 are as follows:

(in thousands)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Balance—Beginning of period	$5,260	$7,136
Reclassification from other liabilities	1,700	-
Provision	1,759	16,159
Charge-Offs	(1,416)	(14,013)
Balance—End of period	$7,303	$9,282

    Litigation Contingencies. OITRS is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought.  The resolution of such lawsuits and claims is inherently unpredictable.  In accordance with GAAP, it is the policy of OITRS to accrue for loss contingencies only when it is both probable that a loss has actually been incurred and an amount of such loss is reasonably estimable.  The lawsuits and claims involving OITRS, the most significant of which are described below, relate primarily to contractual disputes arising out of the ordinary course of OITRS's business as previously conducted.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On September 5, 2007, OITRS filed a motion to dismiss Coast’s complaint.  On February 25, 2008, the Court denied OITRS’s motion to dismiss.  On March 14, 2008, the Court entered an order clarifying its order entered on February 25, 2008 and stating that it was unable to determine whether Coast’s claims are barred under Florida law without hearing additional facts.  As a result of the Court’s orders, discovery has now commenced.  OITRS believes it has meritorious defenses in this action.

On July 2, 2008, an amended complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Central District by IndyMac Bank, F.S.B. against OITRS and others seeking monetary damages and specific performance and alleging, among other allegations, breach of contract for allegedly failing to repurchase thirty-six loans.  On August 11, 2008, OITRS filed a special demurrer to various causes of action set forth in the amended complaint.  On August 18, 2008, the Court entered an order substituting the Federal Deposit Insurance Corporation (the “FDIC”), as conservator for IndyMac Federal Bank, F.S.B., in the place of IndyMac Bank, F.S.B.  On September 29, 2008, the Court denied OITRS’s special demurrer.  OITRS believes it has meritorious defenses in this action.

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)

		Fair Value Measurements at September 30, 2008, Using
	Fair Value Measurements September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$456	$-	$-	$456
Retained interests, trading	14,384	-	-	14,384
Securities held for sale	15	-	-	15
Originated mortgage servicing rights	-	-	-	-

A reconciliation of activity for the nine months ended September 30, 2008 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)

	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale	Originated Mortgage Servicing Rights
Beginning balance	$983	$69,301	$173	$3,073
Gains (losses) included in earnings	(19)	(43,085)	(27)	(1,729)
Purchases, issuances and settlements	(508)	(11,832)	(131)	(1,344)
Ending Balance	$456	$14,384	$15	$-

Gains and losses included in earnings for the nine months ended September 30, 2008 are reported in loss on discontinued mortgage banking activities.

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

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. For purposes of this calculation, Bimini Capital treats its junior subordinated notes as an equity capital equivalent. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate.  During the third quarter of 2008 Bimini Capital expanded its investment strategy to include the use of inverse interest only and interest only securities due to disruption in the repurchase agreement funding market.  Such securities are collateralized by mortgages with similar characteristics as those collateralizing the residential mortgage related securities that the Company invests in otherwise. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS completed such sale and ceased its mortgage loan origination business and therefore the results of the mortgage origination business are reported as discontinued operations for the nine months ended September 30, 2007. The results of the ongoing activities associated with the wind-down of the mortgage loan origination business for the nine months ended September 30, 2008 are likewise reported as discontinued operations.

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

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity (deficit) section of the financial statements) as of September 30, 2008.  This deficit is computed on a GAAP basis, and does not directly affect the REIT’s ability to pay dividends except as otherwise limited by Maryland law.  As described in Note 9 to the accompanying consolidated financial statements, the differences between GAAP results and REIT taxable income is substantial;  from inception to September 30, 2008, Bimini Capital’s REIT taxable income is approximately $77.9 million greater than Bimini Capital’s results as reported in its GAAP financial statements.

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the nine and three months ended September 30, 2008, as compared to the Company’s results of operations for the nine and three months ended September 30, 2007. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.

Consolidated net loss for the nine and three months ended September 30, 2008, was $54.1 million and $14.4 million, compared to a consolidated net loss of $245.3 million and $4.7 million, respectively, for the nine and three months ended September 30, 2007. The consolidated net loss for the nine and three months ended September 30, 2008 was primarily the result of negative mark to market adjustments to the retained interests, trading of OITRS of $43.1 million and $8.3 million, respectively. For the nine and three months ended September 30, 2008, Bimini Capital had a loss from continuing operations of $5.8 million and $2.3 million, respectively.  The consolidated net loss for the nine and three months ended September 30, 2007 was primarily the result of an other-than-temporary impairment of $55.3 million taken on the Company’s MBS portfolio during the nine months ended September 30, 2007 and a loss from discontinued operations at OITRS of $154.8 million and $1.5 million, respectively, for the nine and three month periods ended September 30, 2007. Consolidated net loss per basic and diluted share of Class A Common Stock was $2.12 and $0.56, respectively, for the nine and three months ended September 30, 2008, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $9.84 and $0.19, respectively, for the comparable prior period.

For the nine and three months ended September 30, 2008, comprehensive loss was $54.1 million and $14.4 million, respectively.  For the nine and three months ended September 30, 2007, comprehensive loss was $168.5 million and $4.7 million, including the net unrealized gain on available-for-sale securities of $2.1 million and $0.0 million and the reclassification of other-than-temporary loss on MBS of $55.3 million.

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  The unrealized gains/(losses) on available-for-sale securities is the difference between the fair market value of the portfolio of MBS securities and their cost basis.  The unrealized gain on available-for-sale securities for the nine months ended September 30, 2007, was driven by a combination of a decrease in short term rates for the period, which tends to increase the fair market value of the Company’s portfolio of MBS securities, and increased amortization of net premium for the period, which lowers the cost basis in the portfolio of MBS securities.  The increased amortization for the period was the result of the continued upward resetting of adjustable-rate mortgage (“ARM”) securities in the portfolio, which results in higher coupons on the securities relative to their booked yields, and therefore greater amortization.

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

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the nine and three months ended September 30, 2008, Bimini Capital generated $23.0 million and $6.1 million, respectively, of interest income from MBS assets and $17.3 million and $4.2 million, respectively, of interest expense on repo liabilities, resulting in gross portfolio interest income of $5.8 million and $2.0 million, respectively.  In addition, for the nine and three months ended September 30, 2008, Bimini Capital incurred $6.3 million and $2.1 million, respectively, of interest expense on the junior subordinated notes resulting in net interest expense of $0.5 million and $0.1 million, respectively.  Gross portfolio interest income for the nine months ended September 30, 2008 increased by approximately $7.3 million and for the three months ended September 30, 2008 decreased by $1.5 million, from the same respective periods of 2007.  The $7.3 million increase is due to higher net interest margin available in the market in 2008, offset to some extent by a substantially reduced portfolio. The results for the nine and three months ended September 30, 2008, were also positively impacted by the Company’s implementation of its alternative investment strategy which employed inverse interest only (IIO) securities.  Such securities benefited from lower levels of one month LIBOR and slower repayments, even though they were only deployed for a portion of the nine and three month period.

For the nine and three months ended September 30, 2008, Bimini Capital’s general and administrative costs were approximately $4.3 million and $1.1, respectively. For the nine and three months ended September 30, 2008, compensation and related benefits were $1.3 million and $0.6 million, respectively, lower than for the same period in 2007, while costs associated with the Company’s evaluation of possible strategic options caused other administrative expenses to increase $0.5 million and $0.04 million, respectively.

Bimini Capital had $0.8 million and $0.05 million, respectively, in realized gains from the sales of securities in the MBS portfolio during the nine and three months ended September 30, 2008, compared to losses of $20.5 million and $1.1 million, respectively, during the nine and three months ended September 30, 2007.

For the nine and three months ended September 30, 2008, Bimini Capital had a loss from continuing operations of $5.8 million and $2.3 million, respectively.

As of September 30, 2008, the MBS pass through portfolio consisted of $226.6 million of agency or government MBS at fair value and had a weighted average coupon on assets of 5.47% and a net weighted average borrowing cost of 2.99%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of September 30, 2008 and December 31, 2007:

(in thousands)

Asset Category	Market Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
September 30, 2008
Adjustable-Rate MBS	$84,387	37.24%	5.17%	279	1-Jan-36	6.48	10.49%	8.82%
Fixed-Rate MBS	65,244	28.80%	6.62%	336	1-Jul-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	62,915	27.77%	5.03%	338	1-Apr-38	52.69	10.03%	2.00%
Total Mortgage Backed Pass Through	212,546	93.81%	5.57%	314	1-Jul-38	26.21	10.29%	3.49%
Inverse IO MBS	14,022	6.19%	3.91%	351	25-Jan-38	0.31	n/a	n/a
Total Mortgage Assets	$226,568	100.00%	5.47%	316	1-Jul-38	23.96	n/a	3.49%
December 31, 2007
Adjustable-Rate MBS	$177,608	25.72%	6.58%	294	1-Apr-44	5.49	10.61%	2.47%
Fixed-Rate MBS	110,297	15.97%	6.98%	335	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	398,982	57.78%	6.11%	344	1-Sep-37	39.62	11.92%	3.62%
Fixed-Rate CMO	3,692	0.53%	7.00%	233	18-May-27	n/a	n/a	n/a
Total Portfolio	$690,579	100.00%	6.37%	329	1-Apr-44	29.11	11.52%	3.41%

(in thousands)

	September 30, 2008		December 31, 2007
Agency	Market Value	Percentage of Entire Portfolio	Market Value	Percentage of Entire Portfolio
Fannie Mae	$217,707	96.09%	$638,763	92.50%
Freddie Mac	7,684	3.39%	46,318	6.70%
Ginnie Mae	1,177	0.52%	5,498	0.80%
Total Portfolio	$226,568	100.00%	$690,579	100.00%

Entire Portfolio	September 30, 2008	December 31, 2007
Weighted Average Pass Through Purchase Price	$102.83	$102.32
Weighted Average Derivative Purchase Price	6.86	-
Weighted Average Pass Through Current Price	$101.03	$101.94
Weighted Average Derivative Current Price	$7.04	$-
Effective Duration (1)	2.789	1.267

(1) Effective duration of 2.789 indicates that an interest rate increase of 1.0% would be expected to cause a 2.789% decline in the value of the MBS in the Company’s investment portfolio at September 30, 2008.  Effective duration of 1.267 indicates that an interest rate increase of 1.0% would be expected to cause a 1.267% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2007. These figures include the derivative securities in the portfolio.

In evaluating the MBS pass through portfolio assets and their performance, Bimini Capital’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

Bimini Capital’s portfolio of MBS pass throughs will typically be comprised of adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. Bimini Capital seeks to acquire low duration assets. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

Bimini Capital’s sub-portfolio of inverse interest only securities have underlying borrower and loan characteristics as that of the MBS pass through sub-portfolio.  The values of inverse interest only securities are impacted by movements in one month LIBOR and the interest rate caps associated with the security, which directly affect the coupon of such securities, as well as prepayments.  Generally interest only securities are more sensitive to prepayment behavior owing to their lack of a principal balance.  Also, as market conditions fluctuate over time the relative attractiveness of inverse interest only and interest only securities can also vary. Owing to the smaller size of the inverse interest only and interest only market in relation to the MBS pass through market, such fluctuations can exacerbate price movements.  Bimini Capital does not intend to pledge such securities as collateral under repurchase agreement funding arrangements and so will not be exposed to price related margin calls from lenders.

As of September 30, 2008, approximately 27.8% of Bimini Capital’s portfolio is comprised of hybrid adjustable rate MBS and 28.8% are premium fixed rate MBS pass throughs. Bimini Capital favors such securities since they offer superior income potential in the current slow prepayment environment.  Going forward, to the extent such superior relative income potential is not available, the composition of the portfolio may be changed to better take advantage of opportunities in the market at that time.

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of September 30, 2008, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)

		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$84,387
Change in Fair Value		$816	$(816)	$(1,632)
Change as a % of Fair Value		0.97%	(0.97%)	(1.93%)
Fixed Rate MBS
Fair Value	$65,244
Change in Fair Value		$1,781	$(1,781)	$(3,562)
Change as a % of Fair Value		2.73%	(2.73%)	(5.46%)
Hybrid Adjustable Rate MBS
Fair Value	$62,915
Change in Fair Value		$1,833	$(1,833)	$(3,666)
Change as a % of Fair Value		2.91%	(2.91%)	(5.83%)
Derivatives
Fair Value	$14,022
Change in Fair Value		$1,889	$(1,889)	$(3,778)
Change as a % of Fair Value		13.47%	(13.47%)	(26.94%)
Cash
Fair Value	$12,377
Portfolio Total
Fair Value	$226,568
Change in fair Value		$6,319	$(6,319)	$(12,638)
Change as a % of Fair Value		2.79%	(2.79%)	(5.58%)

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)

		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$84,387
Change in fair Value		$909	$(1,329)	$(2,977)
Change as a % of Fair Value		1.08%	(1.57%)	(3.53%)
Fixed Rate MBS
Fair Value	$65,244
Change in fair Value		$1,236	$(2,395)	$(5,399)
Change as a % of Fair Value		1.89%	(3.67%)	(8.28%)
Hybrid Adjustable Rate MBS
Fair Value	$62,915
Change in fair Value		$522	$(792)	$(1,864)
Change as a % of Fair Value		0.83%	(1.26%)	(2.96%)
Derivatives
Fair Value	$14,022
Change in Fair Value		$(1,105)	$(2,946)	$(6,949)
Change as a % of Fair Value		(7.88%)	(21.01%)	(49.56%)
Cash
Fair Value	$12,377
Portfolio Total
Fair Value	$226,568
Change in fair Value		$1,562	$(7,462)	$(17,189)
Change as a % of Fair Value		0.69%	(3.29%)	(7.59%)

In addition to changes in interest rates, other factors impact the fair value of Bimini Capital's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, the level of one month LIBOR (IIO’s), market expectations as to future interest rate changes and disruptions in the financial markets. Accordingly, in the event of changes in actual interest rates, the change in the fair value of Bimini Capital's assets would likely differ from that shown above and such difference might be material and adverse to Bimini Capital's stockholders.

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended September 30, 2008, and the eighteen previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)

Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
September 30, 2008	$375,239	6,149	-	568,213	5.95%	$326,577	4,193	5.14%	$1,956	0.81%	$1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

The net interest figures in the table above exclude interest associated with the trust preferred debt, which is reflected in the last column separately. The net interest figures do reflect the quarterly retrospective adjustment, where applicable.  As a result of the entire MBS portfolio being classified as held for trading for the three months ended September 30, 2008, there are no longer quarterly retrospective adjustments.  For the three months ended September 30, 2008, the net margin was 81 basis points on a portfolio of MBS securities classified entirely as held for trading.   For the three months ended September 30, 2007, ($0.4) million of the $24.6 million of interest income was attributable to the quarterly retrospective adjustment. As a result of the retrospective adjustment, the yield on average interest earning assets for such period was reduced by 10.5 basis points to 641.4 basis points.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As stated previously, the Company has sold or discontinued all residential mortgage origination activities at OITRS. The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.

Currently, there are no operating activities at OITRS and all income and expenses at OITRS are attributable to mark to market adjustments on the retained interest, trading (market value of $14.4 million as of September 30, 2008), the remaining originated mortgage servicing rights (market value as of September 30, 2008 of $0.0 million), the remaining mortgage loans held for sale (market value as of September 30, 2008 of $0.5 million) and general and administrative expenses associated with the wind down of operations.

The retained interests in securitizations represent residual interest in pools of loans securitized.  The total fair value of these retained interests was approximately $14.4 million as of September 30, 2008. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. Due to significantly higher levels of seriously delinquent loans in the underlying securitizations and higher loss severity assumptions going forward, the fair value of the retained interests decreased by $43.1 million and $8.3 million for the nine and three months ended September 30, 2008, respectively. Due to higher forward London Interbank Offered Rate (“LIBOR”) rates and increased loss assumptions on the underlying mortgage loans, the fair value of the retained interests decreased by $28.1 million and $0.6 million for the nine and three months ended September 30, 2007.

As of September 30, 2008, OITRS owned $0.5 million of mortgage loans, net of fair value adjustments, which were classified as mortgage loans held for sale.  As stated above, OITRS no longer originates mortgage loans and the remaining loan inventory is being liquidated.  Losses realized on the discontinued mortgage banking activities for the nine months ended September 30, 2008, were $43.2 million and consist primarily of fair value adjustments on the retained interests, trading.

The table below provides details of OITRS’s loss on discontinued mortgage banking activities for the nine and three months ended September 30, 2008 and 2007.  OITRS recognizes a gain or loss on sale of mortgages held for sale only when the loans are actually sold.

(in thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Fair value adjustment of retained interests, trading	$(43,085)	$(28,126)	$(8,255)	$(634)
Losses on sales of mortgage loans and securities	(43)	(6,064)	(8)	(11,006)
Fees on brokered loans	-	1,749	-	-
Gains/(losses) on derivatives	-	(4,473)	-	246
Direct loan origination expenses, deferred	-	(7,122)	-	(1,627)
Fees earned, brokering	-	887	-	182
Direct loan origination expenses, reclassified	-	(22,181)	-	-
Change in market value of IRLC’s	-	14	-	-
Change in market value of mortgage loans held for sale	(83)	(3,604)	(71)	5,734
Loss on discontinued mortgage banking activities	$(43,211)	$(68,920)	$(8,334)	$(7,105)

For the nine and three months ended September 30, 2007, losses realized on the discontinued mortgage banking activities were $68.9 million and $7.1 million.  Mark to market gains/(losses) of loans held for sale of ($3.6) million and $5.7 million, for the nine and three months ended September 30, 2007, were the result of a sharp deterioration in the secondary market for the loans originated and sold.  Losses from discontinued mortgage banking activities also include changes in the fair value of retained interests in securitizations and the associated hedge gains or losses.  Excluding changes in fair value of retained interests in securitizations net of hedge gains and losses, OITRS had losses from sales of mortgages held for sale of $36.3 million and $6.7 million for the nine and three months ended September 30, 2007.

For the nine and three months ended September 30, 2007, OITRS originated $1.5 billion and $0.0 billion, respectively, and sold $2.1 billion and $0.1 billion, respectively, of mortgage loans.  Of the originated mortgage loans sold during the nine and three months ended September 30, 2007, $0.8 billion and $0.0 billion, respectively, were sold on a servicing retained basis.

Owing to the excessive and increasing burden of the monthly advancing requirement on delinquent loans serviced by OITRS, coupled with the Company’s reduced liquidity, OITRS was unable to meet such servicing advance requirement in September of 2008 which resulted in a servicer event of default under the various pooling and servicing agreements under which OITRS serviced loans.  Accordingly, such servicing was surrendered to the master servicer and the carrying value of the related servicing was written off.  Such charge was $2.0 million.  All advances made on such loans prior to the event of default, net of any costs incurred by the master servicer related to the servicing transfer, will be returned to the Company as the delinquent loans are liquidated over time.  The balance of the receivable at September 30, 2008 was $19.6 million.

For the nine and three months ended September 30, 2008, OITRS had net servicing loss of $1.4 million and $2.3 million.  The results were driven primarily by the surrender of the MSRs owing to the event of default resulting from the inability of OITRS to continue to meet servicing advance requirements.

For the nine and three months ended September 30, 2007, OITRS had net servicing loss of $13.9 million and $1.2 million.  The results were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio).

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

During the three months ended September 30, 2008, we purchased $13.8 million of MBS (consisting entirely of IIO securities), using prepayments and sales of MBS and existing cash.  During the third quarter of 2008, we received cash of $21.2 million from prepayments on our MBS. During the nine months ended September 30, 2008, we generated net proceeds of $288.6 million from the sale of MBS.  Also, the residual interests at OITRS generated $11.8 million and $1.2 million, respectively, in cash flows for the nine and three months ended September 30, 2008.

As of September 30, 2008, Bimini Capital had outstanding balances under master repurchase agreements with various counterparties.  None of the counterparties to these agreements are affiliates of Bimini Capital. These agreements are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2008, Bimini Capital had obligations outstanding under its repurchase agreements totaling $200.7 million with a net weighted average borrowing cost of 2.99%.  As of September 30, 2008, all of Bimini Capital’s outstanding repurchase agreement obligations are due in less than 6 months with $0.0 million maturing overnight, $85.5 million maturing between 2 and 30 days and the remaining $115.2 million maturing between 31 and 90 days.  Securing these repurchase agreement obligations as of September 30, 2008, were MBS with an estimated fair value of $208.9 million and a weighted average maturity of 316 months.

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of September 30, 2008 and December 31, 2007.

 (in thousands)

Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
September 30, 2008
MF Global Inc.	6,461	47
RBS Greenwich Capital	1,998	27
December 31, 2007
Deutsche Bank Securities, Inc.	8,823	193
Goldman Sachs	2,931	19

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

During the nine month period ended September 30, 2008, the Company undertook a series of asset sales intended to raise funds necessary to service the residual financing line of OITRS, de-lever to the extent funding was not available and maintain adequate liquidity during the continuing period of disruption in the mortgage market.  On October 27, 2008, $29.3 million of repurchase agreement obligations matured and could not be extended.  The Company was forced to sell the associated MBS assets pledged to satisfy the obligation.  Such sales may have to continue to the extent funding is not available in the future.

Given the current difficulties with respect to the availability of funding via the repurchase market, the Company has opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company has employed an alternative investment strategy utilizing derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are owned free and clear.  The leverage inherent in the securities replaces the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.

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

Outlook

The Company's results of operations for the nine months ended September 30, 2008 were impacted by the unprecedented disruptions in the mortgage-backed securities market and the global fixed income and equity markets generally, which brought about a severe tightening of credit conditions and volatile asset prices.  The result was a substantial deleveraging of the financial system and substantial losses incurred by various market participants.  In an effort to combat these developments, the world’s central banks, the Congress of the United States, the US Treasury and Federal Reserve Bank have taken numerous actions, most of which are unprecedented.  The outcome of these developments continues to unfold and the end result is unclear.

The funding costs of the MBS portfolio, while low, have not fully stabilized but the coupon on the MBS assets now exceeds the associated repo funding costs. Also, the Company no longer needs to fund negative cash flow operations at OITRS, which in the past precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout much of 2006 and 2007.

Going forward, at current interest rate levels, the lack of cash flow needs for OITRS and resulting halt of asset sales should allow the net interest margin (“NIM”) of the MBS portfolio to remain positive. As mentioned above, credit conditions have deteriorated materially and access to funding is precarious.  Accordingly, no assurance can be made of our ability to maintain a positive NIM or for rates to remain at current levels.  The Company has implemented an alternative investment strategy to supplement the levered MBS strategy in an effort to continue to maximize our net interest income until market conditions improve. Nonetheless, even with any potential for an expanded NIM and the alternative investment strategy, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with GAAP.  The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying consolidated financial statements.

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

As of September 30, 2008, and December 31, 2007, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)

	September 30, 2008	December 31, 2007
Balance Sheet Carrying value of retained interests – fair value	$14,384	$69,301
Weighted average life (in years)	3.99	4.09
Prepayment assumption (annual rate)	19.93%	26.37%
Impact on fair value of 10% adverse change	$(1,388)	$(6,908)
Impact on fair value of 20% adverse change	$(2,042)	$(12,577)
Expected Credit losses (annual rate)	3.40%	1.22%
Impact on fair value of 10% adverse change	$(2,577)	$(6,409)
Impact on fair value of 20% adverse change	$(4,200)	$(13,633)
Residual Cash-Flow Discount Rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(1,396)	$(4,138)
Impact on fair value of 20% adverse change	$(2,600)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(4,876)	$(14,906)
Impact on fair value of 20% adverse change	$(7,294)	$(28,225)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of September 30, 2008, and December 31, 2007.

INCOME RECOGNITION

For securities classified as held for trading, interest income is based on the stated interest rate and the outstanding principal balance; premium or discount associated with the purchase of the MBS are not amortized.  As of January 1, 2008, all MBS portfolio securities are classified as held for trading.

All securities in the MBS portfolio as of September 30, 2008 are classified as held for trading securities. All securities are either MBS pass through securities, interest only securities or inverse interest only securities. Income on MBS pass through securities classified as held for trading is based on the stated interest rate of the security. Premium or discount present at the date of purchase is not amortized. For inverse interest only and interest only securities classified as held for trading, the income is accrued based on the carrying value and the effective yield. As cash is received it is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security.  Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.

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

Off-Balance Sheet Arrangements

As previously discussed, OITRS previously pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. Since mid-2006, OITRS has not executed a securitization and is not expected to do so in the future. However, OITRS held approximately $14.4 million of retained interests from securitizations as of September 30, 2008.

The cash flows associated with OITRS’s securitization activities over the nine and three months ended September 30, 2008, were as follows:

(in thousands)

	Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
Servicing fees received	$1,055	$210
Servicing advances and repayments	92	(694)
Cash flows received on retained interests	11,831	1,160

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought. The resolution of such lawsuits and claims is inherently unpredictable.  See Notes 8 and 11(g) to the Company’s accompanying consolidated financial statements for a description of certain of these matters.

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
†10.1
Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.2
Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.3
Form of Phantom Share Award Agreement incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.4
Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.5
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

†10.6
Separation Agreement and General Release by and between Bimini Capital Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2008, filed with the SEC on April 16, 2008

†10.7
Retention and Severance Agreement between Bimini Capital Management, Inc. and G. Hunter Haas, IV, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.8
Retention and Severance Agreement between Bimini Capital Management, Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.9
Employment Agreement dated as of April 27, 2006, by and between Opteum Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2008, filed with the SEC on August 11, 2008

10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.11
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.12
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.14
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.15
Membership Interest Purchase Agreement, dated May 27, 2008, by and among Bimini Capital Management, Inc., Orchid Island TRS, LLC and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

10.16
Eighth Amended and Restated Limited Liability Company of Orchid Island TRS, LLC, dated as of May 27, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

*10.17	Amended and Restated Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee.
*10.18
Second Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and the Administrative Trustees named therein.

*10.19	Indenture, dated as of October 5, 2005, between the Company and Wilmington Trust Company, as debenture trustee.
*10.20
Amended and Restated Declaration of Trust, dated as of October 5, 2005, by and among Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, the Company, as sponsor, and Jeffrey J. Zimmer, Robert E. Cauley and Amber K. Luedke, as administrators.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date:                      November 6, 2008                                                                           By:/s/ G. Hunter Haas, IV
G. Hunter Haas, IV
Executive Vice President, Chief Investment Officer,
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
†10.1
Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.2
Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.3
Form of Phantom Share Award Agreement incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.4
Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.5
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

†10.6
Separation Agreement and General Release by and between Bimini Capital Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2008, filed with the SEC on April 16, 2008

†10.7
Retention and Severance Agreement between Bimini Capital Management, Inc. and G. Hunter Haas, IV, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.8
Retention and Severance Agreement between Bimini Capital Management, Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.9
Employment Agreement dated as of April 27, 2006, by and between Opteum Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2008, filed with the SEC on August 11, 2008

10.10
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.11
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.12
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.13
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.14
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.15
Membership Interest Purchase Agreement, dated May 27, 2008, by and among Bimini Capital Management, Inc., Orchid Island TRS, LLC and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

10.16
Eighth Amended and Restated Limited Liability Company of Orchid Island TRS, LLC, dated as of May 27, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

*10.17	Amended and Restated Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee.
*10.18
Second Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and the Administrative Trustees named therein.

*10.19	Indenture, dated as of October 5, 2005, between the Company and Wilmington Trust Company, as debenture trustee.
*10.20
Amended and Restated Declaration of Trust, dated as of October 5, 2005, by and among Wilmington Trust Company, as Delaware trustee, Wilmington Trust Company, as institutional trustee, the Company, as sponsor, and Jeffrey J. Zimmer, Robert E. Cauley and Amber K. Luedke, as administrators.

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