Form 10-K
period 2008-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2009-03-31
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐                                                Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 30, 2009, there were 26,941,606 shares of the Registrant’s Class A Common Stock outstanding.  The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (24,406,309 shares) at June 30, 2008 was approximately $6.6 million.  The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of that date.  As of June 30, 2008, all of the Registrant’s Class B Common Stock was held by affiliates of the Registrant.  As of June 30, 2008, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (319,388 shares) was $319, which value is based on the initial purchase price of the Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

From November 3, 2005 to June 30, 2007 we operated a mortgage banking business through a taxable REIT subsidiary.  This entity ceased originating mortgages through two of their production channels during the second quarter of 2007 and the third, the retail loan production channel, was sold. No mortgage loans were originated beyond June 30, 2007.

History

We were originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage backed securities (“MBS”).  Through November 2, 2005, we operated solely as a REIT.

•
On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC (“OFS”).  This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  Upon closing of the transaction, OITRS became a wholly-owned taxable REIT subsidiary of the Company.  Under the terms of the transaction, the Company issued 3.7 million shares of Class A Common Stock and 1.2 million shares of Class A Redeemable Preferred Stock to the former members of OITRS.

•
On February 10, 2006, the Company changed its name to Opteum Inc. (“Opteum”).  At the Company’s 2006 Annual Meeting of Stockholders, the shares of Class A Redeemable Preferred Stock issued to the former members of OITRS were converted into shares of the Company’s Class A Common Stock on a one-for-one basis following the approval of such conversion by the Company’s stockholders.

•
On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million. In connection with the transaction, the Company also granted Citigroup Realty the option, exercisable on or before December 20, 2007, to acquire additional Class B non-voting limited liability company membership interests in OITRS representing 7.49% of all of OITRS’s outstanding limited liability company membership interests.  This option was not exercised.  On May 27, 2008, Bimini Capital repurchased the 7.5% interest for $0.05 million.

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

Structure

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

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and the REIT qualifying activities or the general management of our portfolio of mortgage backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to our taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, were formerly conducted by OITRS and are now reported as discontinued operations.

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

Mortgage-Backed Securities Portfolio

Investment Strategy

Our current investment strategy, which is subject to change at any time without notice to our stockholders, is to realize net interest income from our investment in mortgage-backed securities (“MBS”). Our MBS portfolio may consists of pass-through certificates, collateralized mortgage obligations (CMOs) and agency MBS derivatives.

Pass-through certificates are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.  The mortgage loans underlying pass-through certificates can generally be classified in the following categories:

•
Adjustable-Rate Mortgages.  Adjustable-Rate Mortgages, or ARMs, are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rates reset periodically. We refer to such ARMs as "traditional" ARMs.  Since interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates. We classify ARMs as those securities whose coupons reset within one year.

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

In addition to pass-through certificates, we may also invest in agency MBS derivatives. A mortgage derivative is a collateralized mortgage obligation (“CMO”) class with leveraged exposure to prepayments on the underlying collateral.  The coupon on the class can either be fixed or floating.  Mortgage derivatives offer a wide range of duration, curve shape, and convexity exposures.  Mortgage derivatives can generally be classified as follows:

•
Floater.  A floater is a CMO whose coupon periodically resets at a specified spread over a specified index, subject to a cap and a floor.  Usually, floaters have low durations, low negative convexity, and reduced exposure to prepayment risks relative to the underlying collateral.  In addition, they typically also have negative duration exposure to the short-end of the yield curve because of the floater cap.  When short-term rates increase, the value of the floater decreases and vice-versa.  In contrast, an inverse floater has a coupon with an inverse linear relationship to its index.  Inverse floaters generally have longer durations, higher negative convexity, and higher exposure to prepayment risks relative to the underlying collateral.

•
Interest Only.  An interest only (IO) CMO is created by stripping the interest cash flows of the underlying mortgage collateral.  An IO pays interest on a notional principal amount and has a coupon formula similar to that of a floater, with the exception that IOs don’t receive principal payments.  In contrast, an inverse IO (IIO) has a coupon with an inverse linear relationship to its index. IIOs typically have large positive short-end durations and large negative long-end durations.  The value of an IIO typically falls if short-term rates move up, primarily due to a decline in the IIO’s coupon as rates rise.  The value of an IIO typically increases as long-term rates rise, primarily due to the accompanying decline in prepayments.  IIOs usually benefit when the yield curve steepens and are hurt when the curve flattens.

•
Principal Only.  A principal only (PO) CMO is created by stripping the principal cash flows of the underlying mortgage collateral.  Total payments to a PO are fixed – all that is uncertain is the timing of those payments.  Because of this POs usually have high durations.  Prepayments are desirable because the holder receives the money earlier; therefore, the value of a PO tends to rise with declining interest rates.

 The following table shows the breakdown of mortgage loans underlying the mortgage backed securities portfolio as of December 31, 2008 and 2007:

(in thousands)
	December 31,
	2008		2007
	Carrying Value	% of Total	Carrying Value	% of Total
Pass-Through Certificates:
Adjustable Rate Mortgages	$70,632	41.0	$177,608	25.7
Fixed Rate Mortgages	24,884	14.5	113,989	16.5
Hybrid ARMs	63,068	36.6	398,982	57.8
Total Pass-Through Certificates	158,584	92.1	690,579	100.0
Mortgage Derivative Certificates:
Inverse IO MBS	13,524	7.9	-	-
Totals	$172,108	100.0	$690,579	100.0

As of December 31, 2008, 82.1% and 17.9% of our portfolio was issued by Fannie Mae and Freddie Mac, respectively. As of December 31, 2008, our portfolio had a weighted average coupon of 5.19%. The constant prepayment rate (CPR) for the portfolio, which reflects the annualized proportion of principal that was prepaid, was 5.76% for December 2008.  The effective duration for the portfolio was 1.279 as of December 31, 2008.  Duration measures the price sensitivity of a fixed income security to movements in interest rates.  Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

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

•
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

•
Mortgage loans backed by the U.S. Government or Government Sponsored Agencies where borrowers have slightly impaired credit histories or loan-to-value ratios greater than 80%. Borrowers with this profile have proportionately higher delinquency rates than typical Fannie Mae, Freddie Mac or Ginnie Mae borrowers, resulting in a higher than market interest rate because of the increased default and delinquency risk. Prepayment rates on these securities are lower than average because refinancing is more difficult for delinquent, recently delinquent or high LTV loans.

•
Agency pools collateralized by loans against investment properties generally result in slower prepayments because borrowers financing investment properties are required to pay an upfront premium. Payment of this premium requires a larger rate movement for the borrower to achieve the same relative level of savings upon refinancing.

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

Leverage Strategy

Our mortgage-backed securities portfolio is partially funded through borrowings in the repurchase market.  In addition, we use leverage in an attempt to increase potential returns to our stockholders. However, the use of leverage may also have the effect of increasing losses when economic conditions are unfavorable. Under normal market conditions, we generally seek to borrow between eight and twelve times the amount of our equity, although our investment policies require no minimum or maximum leverage. For purposes of this calculation, we treat our trust preferred securities as an equity capital equivalent. We use repurchase agreements to borrow against existing mortgage related securities and use the proceeds to acquire additional mortgage related securities.

When market conditions become severely disrupted, as they are currently, our leverage strategy will be affected.  Under such conditions we may not leverage our portfolio to the point we would under more normal market conditions due to the inability to obtain sufficient financing, a desire to reduce the risk exposure of the portfolio, or both.  Currently, the Company’s access to financing has been limited by the lenders and our leverage has been reduced.  To compensate, we may, and have, employed derivative mortgage backed securities to increase returns.  Such securities are not financed.

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

We generally borrow at short-term rates from various lenders through various contractual agreements including repurchase agreements. Repurchase agreements are generally, but not always, short-term in nature. Under these repurchase agreements, we sell securities to a lender and agree to repurchase those securities in the future for a price that is higher than the original sales price. The difference between the sales price we receive and the repurchase price we pay represents interest paid to the lender. This is determined by reference to an interest rate index (such as the London Interbank Offered Rate or, LIBOR) plus an interest rate spread. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we effectively pledge our securities as collateral to secure a short-term loan equal in value to a specified percentage of the market value of the pledged collateral. While used as collateral, we retain beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive our pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Our repurchase agreements may require us to pledge additional assets to the lender in the event the market value of the existing pledged collateral declines. At December 31, 2008, repurchase agreements outstanding totaled approximately $148.7 million.

We have engaged AVM, L.P., a securities broker-dealer, to provide us with repurchase agreement trading, clearing and administrative services. AVM, L.P. acts as our agent and adviser in arranging for third parties to enter into repurchase agreements with us, executes and maintains records of our repurchase transactions and assists in managing the margin arrangements between us and our counterparties for each of our repurchase agreements.

Risk Management Approach

Our investment strategy exposes the Company to several types of risk.  Interest Rate Risk Management

We believe the primary risk inherent in our portfolio investments is the effect of movements in interest rates. This risk arises because the effects of interest rate changes on our borrowings will not be perfectly correlated with the effects of interest rate changes on the income from, or value of, our portfolio investments. We therefore follow an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on our mortgage related securities. Under normal market conditions, the Company seeks to minimize differences between interest rate indices and interest rate adjustment periods of our adjustable-rate MBS and related borrowings by matching the terms of assets and related liabilities both as to maturity and to the underlying interest rate index used to calculate interest rate charges.

To the extent the Company has the flexibility to adjust borrowing terms, our interest rate risk management program encompasses a number of procedures, including the following:

•	monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage related securities compared with the interest rate sensitivities of our borrowings.

•
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

Through the use of these procedures, under normal market conditions, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate MBS and our related borrowings. However, no assurances can be given that our interest rate risk management strategies can successfully be implemented.

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

Since all of the elements of risk that our investment strategy exposes the Company to have the potential to negatively affect the prices of our assets or the level of our earnings, they ultimately pose a risk to our capital.  Under normal market conditions, and to the extent the Company has access to sufficient levels of funding, our primary means of protecting our capital is through the management of the amount of leverage we employ.  When market conditions deteriorate and ready access to funding is not available, we obtain leverage through the assets we acquire.  In such instances the Company will acquire derivative MBS assets that have leverage imbedded in them through the structural features of the security.  Examples would be interest only or inverse interest only securities. In an effort to determine the appropriate amount of leverage to employ, we focus on the characteristics of the securities we apply leverage to and to the aggregate characteristics of our portfolio.  There are four primary characteristics of both our securities and our portfolio that we focus on.  The characteristics are:

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

We use these components of risk to drive the leverage applied to our portfolio. We look at our leverage from two perspectives.  The first considers the ratio of our MBS portfolio to our equity (for purposes of determining our leverage ratio we treat our trust preferred debt as equity).  This tells us how much an adverse movement in the prices of our assets will affect our equity base.  The effective duration of our portfolio gives us our best estimate of the price movement of the portfolio given a adverse movement in interest rates.  Since the types of assets we apply leverage to typically have short durations (under two years),by limiting our leverage ratio to no more than 12 to 1, our equity base should be sufficient to absorb adverse interest rate shocks of several hundred basis points.  With a leverage ratio significantly under 8 to 1, we generally would not generate sufficient returns to attract and retain equity capital given the types of assets we own. Accordingly, under normal market conditions our leverage ratio will generally be between 8 and 12 to one, although at times it may be outside of this range.

   The second approach we take to our leverage level focuses on the amount of liquidity needed to withstand margin calls related to adverse price movements and prepayments on our MBS assets.  As with our leverage ratio, the types of assets we invest in and the magnitude of adverse interest rate movements we expect to be able to withstand determine the amount of liquidity we need to maintain.  Under normal market conditions we typically retain approximately 50% of our equity base in cash or unencumbered securities so it is available to meet margin calls.  To the extent prepayments are expected to be higher/lower, we either retain more/less liquidity or reduce/increase our leverage.  Also, since we are unable to borrow 100 percent of the value of our assets under repurchase agreement fundings, the difference (or haircut) determines how much liquidity we will have available.  When haircut levels are high our leverage level will be reduced.  Accordingly, haircut levels and/or anticipated prepayments indirectly drive our leverage since they drive the amount of liquidity we are able or need to maintain.

As previously mentioned, when market conditions are severely distressed, as they are currently, our leverage employed may be lower than would be the case under more normal market conditions.  Owing to our deficit in stockholders equity, our access to financing is limited and thus our leverage employed is constrained.  As a result, management may be unable to leverage the MBS portfolio to the point the process described above would suggest.  Under such conditions we may, and have, employed derivative mortgage backed securities to enhance returns.  Such securities are not financed.

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

General

Bimini Capital has elected to be taxed as a REIT under the Code commencing with our initial taxable period ended December 31, 2003. We believe that we have been organized and operated, and we intend to continue to be organized and to operate, in a manner so as to qualify as a REIT. However, no assurance can be given that we in fact qualify or will remain qualified as a REIT.

Our qualification as a REIT depends on our ability to meet, through actual annual operating results, income and asset requirements, distribution levels, diversity of stock ownership, and the various other qualification tests imposed under the Code discussed below. While we intend to operate so that we qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances or in the law, no assurance can be given that our actual results for any particular taxable year will satisfy these requirements. In addition, qualification as a REIT may depend on future transactions and events that cannot be known at this time.

So long as we qualify as a REIT, we generally will be permitted an income tax deduction for qualifying dividends that we distribute to our stockholders. As a result, we generally will not be required to pay federal income taxes on any cumulative  net taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. Under current law, dividends received by non-corporate U.S. stockholders through 2010 from certain U.S. corporations and qualified foreign corporations generally are eligible for taxation at the rates applicable to long-term capital gains (a maximum of 15%). This substantially reduces, but does not completely eliminate, the double taxation that has historically applied to corporate dividends. With limited exceptions, however, dividends paid by us or other entities that are taxed as REITs are not eligible for the reduced rates on dividends, and will continue to be taxed at rates applicable to ordinary income, which will be as high as 35% through 2010.

Even as a REIT, however, we will be subject to federal taxation, as follows:

▪	We will be required to pay tax at regular corporate rates on any undistributed net taxable income (reduced for any available net operating loss carryover), including undistributed net capital gain.

▪	We may be subject to the "alternative minimum tax" on its items of tax preference, if any.

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

▪	We could be subject to a 100% excise tax if our dealings with any taxable REIT subsidiary is not at arm's length.

In addition, our subsidiary, OITRS, has elected to be treated as a taxable REIT subsidiary, which is an entity that is subject to federal, state, and local income taxation separately from the REIT.  OITRS’s ability to deduct interest paid or accrued to the REIT for federal, state and local tax purposes is also subject to certain limitations.

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

Tax Effect of Subsidiaries

At December 31, 2008, we own 100% of the outstanding membership interests of OITRS. We have made an election to tax OITRS as a C Corporation and to treat OITRS as a taxable REIT subsidiary. A taxable REIT subsidiary may earn income that would be non-qualifying income if earned directly by a REIT and is generally subject to full corporate level tax. A REIT may own up to 100% of all outstanding stock of a taxable REIT subsidiary. However, no more than 20% of a REIT's assets may consist of the securities of taxable REIT subsidiaries. Any dividends that a REIT receives from a taxable REIT subsidiary will generally be eligible to be taxed at the preferential rates applicable to qualified dividend income and, for purposes of REIT gross income tests, will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Certain restrictions imposed on taxable REIT subsidiaries are intended to ensure that such entities will be subject to appropriate levels of federal income taxation. First, a taxable REIT subsidiary may not deduct interest payments made in any year to an affiliated REIT to the extent that such payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year (although the taxable REIT subsidiary may carry forward to, and deduct in, a succeeding year the disallowed interest amount if the 50% test is satisfied in that year). Additionally, if a taxable REIT subsidiary pays interest, rent or another amount to a REIT that exceeds the amount that would be paid to an unrelated party in an arm's length transaction, an excise tax equal to 100% of such excess will be imposed.

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

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may, nevertheless, qualify as a REIT for such taxable year if we are entitled to relief under applicable provisions of the Code. Generally, we may be entitled to relief if:

•	our failure to meet these tests was due to reasonable cause and not due to willful neglect;

•	we attach a schedule of the sources of our income to our federal income tax return; and,

•	any incorrect information on the schedule was not due to fraud with intent to evade tax.

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

Asset Tests

At the close of each quarter of its taxable year, we must satisfy four tests relating to the nature and diversification of our assets. First, at least 75% of the value of our total assets must be represented by real estate assets, cash, cash items and government securities. Second, not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test. Third, the value of the securities we own in any taxable REIT subsidiaries, in the aggregate, may not exceed 20% of the value of our total assets. Fourth, of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of our total assets and we generally may not own more than 10% by vote or value of any one issuer's outstanding securities, in each case except with respect to securities of qualified REIT subsidiaries or taxable REIT subsidiaries and in the case of the 10% value test except with respect to "straight debt" having specified characteristics and other excluded securities, as described in the Code, including, but not limited to, any loan to an individual or an estate, any obligation to pay rents from real property and any security issued by a REIT. In addition, (i) our interest as a partner in a partnership is not considered a security for purposes of applying the 10% value test; (ii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership if at least 75% of the partnership's gross income is derived from sources that would qualify for the 75% gross income test; and (iii) any debt instrument issued by a partnership (other than straight debt or other excluded security) will not be considered a security issued by the partnership to the extent of our interest as a partner in the partnership.

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

Annual Dividend Distribution Requirements

To maintain our qualification as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to the sum of: (i) 90% of our REIT taxable income (after reductions for net operating loss carryforwards, if any), and (ii) 90% of our after-tax net income, if any, from foreclosure property, less (iii) the excess of the sum of certain items of our non-cash income items over 5% of our REIT taxable income. In general, for this purpose, our REIT taxable income is ordinary net taxable income computed without regard to the dividends paid deduction and net capital gain.

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

A significant portion of our portfolio may consist of fixed-rate MBS, which may cause us to experience reduced net income or a loss during periods of rising interest rates.

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

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, mortgages and mortgage-related securities we own or may acquire in the future.

During the third quarter of 2008, the federal government, through the Federal Housing Administration and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. In addition, certain mortgage lenders and servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to the mortgages they hold or service. In January 2009, the President announced his “Homeowner Affordability and Stability Plan,” which is focused on reducing foreclosures. These programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including a proposed amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future law enforcement and legislative or regulatory actions, including amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the mortgage securities we currently own or may acquire in the future.

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

Most of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our results of operations will be harmed and we may incur losses.

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

Our policies permit us to purchase interest rate caps to help us reduce our interest rate and prepayment risks associated with investments in mortgage-related securities. This strategy potentially helps us reduce our exposure to significant changes in interest rates. A cap contract is ultimately of no benefit to us unless interest rates exceed the target rate. If we purchase interest rate caps but do not experience a corresponding increase in interest rates, the costs of buying the caps would reduce our earnings. Alternatively, we may decide not to enter into a cap transaction due to its expense, and we would suffer losses if interest rates later rise substantially. Our ability to engage in interest rate hedging transactions is limited by the REIT gross income requirements. See "Legal and Tax Risks" below.

Our leverage strategy increases the risks of our operations, which could reduce net income and the amount available for distributions to stockholders or cause us to suffer a loss.

Under normal market conditions, we generally seek to borrow between eight and twelve times the amount of our equity, although at times our borrowings may be above or below this range. For purposes of this calculation, we treat trust preferred securities as an equity capital equivalent. We incur this indebtedness by borrowing against a substantial portion of the market value of our mortgage-related securities. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lenders’ estimates of the stability of our portfolio's cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender's margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our assets at unfavorable prices. Our use of leverage amplifies the risks associated with other risk factors, which could reduce our net income and the amount available for distributions to stockholders or cause us to suffer a loss. For example:

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

We depend on borrowings to purchase mortgage-related securities and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire mortgage-related securities, which will harm our results of operations and could impair our ability to maintain our REIT status.

We depend on borrowings to fund acquisitions of mortgage-related securities and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. We depend on many lenders to provide the primary credit facilities for our purchases of mortgage-related securities. The current dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing.  This could potentially increase our financing costs and reduce our liquidity. If we cannot renew or replace maturing borrowings on favorable terms or at all, we may have to sell our mortgage-related securities under adverse market conditions, which would harm our results of operations and may result in permanent losses. Additionally, if we are unable to maintain a portfolio of sufficient size we may be unable to maintain our REIT status and be subject to federal income taxes as a regular corporation and may face a tax liability.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets were insufficient to meet the collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices.

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

Although we generally plan to hold our mortgage-related securities until maturity, there may be circumstances in which we sell certain of these securities. Mortgage-related securities generally experience periods of illiquidity. As a result, we may be unable to dispose of our mortgage-related securities at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. The illiquidity of mortgage-related securities may harm our results of operations and could cause us to suffer a loss and/or reduce distributions to stockholders. Such conditions are more likely to occur for derivative mortgage backed securities.  Such securities are generally traded in markets much less liquid than the market for pass through MBS securities, which comprise the balance of the portfolio.

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

We may incur losses if there are payment defaults under our mortgage-related securities. Our mortgage-related securities will be government or agency certificates. Agency certificates are mortgage-related securities issued by Fannie Mae, Freddie Mac and Ginnie Mae. Payment of principal and interest underlying securities issued by Ginnie Mae are guaranteed by the U.S. Government. Fannie Mae and Freddie Mac mortgage-related securities are guaranteed as to payment of principal and interest by the respective agency issuing the security. Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with mortgage-related securities on which they provide guarantees without the direct support of the U.S. Government.  Recently, the government passed the Housing and Economic Recovery Act of 2008.  Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.  It is possible that guarantees made by Freddie Mac or Fannie Mae would not be honored in the event of default on the underlying securities. Legislation may be proposed to change the relationship between certain agencies, such as Fannie Mae or Freddie Mac, and the federal government. This may have the effect of reducing the actual or perceived credit quality of mortgage-related securities issued by these agencies. As a result, such legislation could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac mortgage-related securities. We currently intend to continue to invest in such securities, even if such agencies' relationships with the federal government changes.

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

We intend to operate in a manner that allows us to qualify as a REIT for federal income tax purposes. However, REIT qualification involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under technical and complex provisions of the Code, as amended, or regulations under the Code, for which only a limited number of judicial or administrative interpretations exist. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For instance, a lack of acces to adequate financing may prevent us from maintaining a portfolio of sufficient size to satisfy the REIT qualification requirements.  Such could be the case when market conditions become severely distressed and/or the Company’s financial condition deteriorates materially. Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

In general, the current maximum federal income tax rate for “qualified dividends” paid to individual U.S. stockholders is 15%. Dividends paid by REITs, however, are generally not qualified dividends eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends, which are usually qualified dividends, could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our Class A Common Stock.

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

Legislation related to corporate governance has increased our costs of compliance and our liability.

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

OTHER RISKS

There can be no assurance that the actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve their intended results.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted.  The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of equity or preferred securities, residential or commercial mortgages and certain other securities or instruments that are related to such mortgages, that in each case were originated or issued on or before March 14, 2008.  There can be no assurances that the EESA or other policy initiatives will have a beneficial impact on the financial markets, including current extreme levels of volatility.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations or financial condition.

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

Our financial position has deteriorated during 2008.  Continued deterioration may negatively affect our liquidity, results of operations and the value of our Class A Common Stock.

Our financial position deteriorated further during 2008 due to our constrained ability to generate revenues resulting from additional reductions in our MBS portfolio.  The portfolio reductions were brought about by our need to use funds for the closure of our taxable REIT subsidiary’s mortgage banking business.  Our results of operations for 2008 were also negatively impacted by unprecedented disruptions in the securities markets and the global economy generally, which brought about a severe tightening of credit conditions and volatile asset prices.  The result was, and continues to be, a substantial deleveraging of the financial system and substantial losses incurred by various market participants. Although we have taken actions and are evaluating other actions intended to improve our financial position and liquidity, there can be no assurance that our efforts will be successful.  Continued deterioration may negatively affect liquidity, results of operations and the value of our Class A Common Stock.

We have guaranteed certain obligations of our taxable REIT subsidiary, OITRS.  If OITRS fails to meet its financial obligations, we may be forced to liquidate certain of our MBS assets to satisfy these guarantees which could negatively affect our liquidity, results of operations and the value of our Class A Common Stock and may result in margin calls from our lenders.

We have guaranteed certain obligations of our taxable REIT subsidiary, OITRS.  If OITRS is unable to fulfill its obligations we may be required to under our guarantees of OITRS’s obligations.  To meet such obligations, we may be required to sell MBS portfolio assets to generate the necessary cash and such sales may negatively affect our liquidity, results of operations and the value of our Class A Common Stock.  These sales may also result in margin calls from our lenders and transaction counterparties.

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

On October 29, 2007, NYSE Regulation, Inc. notified us that our average global market capitalization over a consecutive thirty trading day period had fallen below the NYSE Euronext’s minimum quantitative continued listing criteria for REITs of $25 million.  As a result, trading in our Class A Common Stock on the NYSE Euronext was suspended prior to the market opening on November 5, 2007 and our Class A Common Stock was subsequently delisted.  We may apply to list our Class A Common Stock on another national securities market in the future, however, no assurance can be given that our Class A Common Stock will be approved for listing on such national securities market.  Until such time that our Class A Common Stock is approved for listing on another national securities market, the ability to buy and sell our Class A Common Stock may be limited and this may continue to depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963. This property is adequate for our business as currently conducted.

 ITEM 3. LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. See also Notes 10 and 14 to our accompanying consolidated financial statements.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  We filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  Our motion to dismiss is currently pending before the court.  We believe the plaintiffs’ claims in these actions are without merit and we intend to vigorously defend the cases.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On September 5, 2007, OITRS filed a motion to dismiss Coast’s complaint based on the Florida Banking Statute of Frauds.  On February 25, 2008, the Court denied OITRS’s motion to dismiss, but the court subsequently clarified that the motion was denied because the Court needs additional facts in order to determine whether Coast’s claims are barred under the Florida Banking Statute of Frauds.  As a result, the parties conducted limited discovery relating to the Statute of Frauds and OITRS filed a motion for summary judgment in November, 2008.  Coast did not respond, but on February 3, 2009, filed a motion for leave to amend its complaint which was argued on March 16, 2009.  The Court ruled in favor of Coast and granted it permission to file an amended complaint.  Once the Court enters its written order, OITRS will have 20 days to answer the amended complaint.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  The parties will engage in further discovery to prepare the case for summary judgment motions and potentially trial.

On July 2, 2008, an amended complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Central District by IndyMac Bank, F.S.B. against OITRS and others seeking monetary damages and specific performance and alleging, among other allegations, breach of contract for allegedly failing to repurchase thirty-six loans.   On August 18, 2008, the Court entered an order substituting the Federal Deposit Insurance Corporation as conservator for IndyMac Federal Bank, F.S.B., in the place of IndyMac Bank, F.S.B.   On January 16, 2009, the Court entered an order dismissing the amended complaint with prejudice pursuant to a stipulation of dismissal that was entered into among the parties to the case.  As a result of the Court’s order of dismissal, this proceeding is now concluded.  No amounts were paid by OITRS in connection with the execution of the stipulation of dismissal or the Court’s order of dismissal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A common stock currently trades over the counter under the symbol “BMNM.OB.”  Prior to November 7, 2007, our Class A common stock was listed on the NYSE Euronext.

On March 30, 2009, the last sales price of the Class A Common Stock was $.05 per share. The following table is a summary of historical price information and dividends declared and paid per common share for all quarters of 2008 and 2007:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2008
High	$0.60	$0.43	$0.32	$0.24	$0.60
Low	0.18	0.24	0.15	0.03	0.03
Close	0.31	0.27	0.17	0.04	0.04
Dividends declared per share	-	-	-	-	-
2007
High	$7.61	$5.98	$3.19	$1.22	$7.61
Low	4.00	2.72	0.91	0.22	0.22
Close	4.50	2.72	1.32	0.25	0.25
Dividends declared per share	0.05	-	-	-	0.05

As of December 31, 2008, we had 26,207,023 shares of Class A Common Stock outstanding, which were held by 505 holders of record. The 505 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of 92 beneficial owners of our Class A Common Stock.

As of December 31, 2008, we had 319,388 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 319,388 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2008, regarding the number of shares of Class A Common Stock that may be issued under our equity compensation plans.

Plan Category	Total number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	132,369	(2)	-	3,118,220	(3)
Equity compensation plans not approved by security holders (4)	-		-	-
Total	132,369		-	3,118,220

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
(2)  Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the LTI Plan and outstanding as of December 31, 2008.
(3)  Represents the maximum number of shares remaining available for future issuance under the terms of the LTI Plan irrespective of the 10% limitation described in footnote 1 above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2008, the maximum number of shares remaining available for future issuance under the terms of the LTI Plan as of December 31, 2008, was 1,738,922 shares.
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

ISSUER PURCHASES OF EQUITY SECURITIES

We have not repurchased any shares of our equity securities during the fourth quarter of 2008.

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

Introduction

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of mortgage backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, references to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Orchid Island TRS, LLC and its consolidated subsidiaries. This entity, which was previously named Opteum Financial Services, LLC, and referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  References to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS).

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. It generally, when market conditions are not under severe stress as they are currently, intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate.  For purposes of this calculation, Bimini Capital treats its junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS entered into an amendment to this agreement.  The proceeds of the transactions were approximately $1.5 million plus the assumption of certain liabilities of OITRS.  The transaction, coupled with the disposal of the conduit and wholesale origination channels, resulted in a loss of approximately $10.5 million.  Going forward, OITRS will not operate a mortgage loan origination business and the results of the mortgage origination business are reported as discontinued operations.

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

Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant difference is that the results of the Company’s taxable REIT subsidiary do not impact REIT taxable income.

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

Results of Operations

2008 v. 2007 PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the twelve months ended December 31, 2008, as compared to the Company’s results of operations for the twelve months ended December 31, 2007.  During the twelve month period ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.

Consolidated net loss for the year ended December 31, 2008, was approximately $56.4 million, compared to a consolidated net loss of approximately $247.7 million for the year ended December 31, 2007. Consolidated net loss per basic and diluted share of Class A Common Stock was $2.20 for the year ended December 31, 2008, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $9.92 for the comparable prior period.  The consolidated net loss in 2008 was driven primarily by negative mark to market adjustments on the retained interest, trading of OITRS of $41.0 million and lower net interest income from the MBS portfolio resulting from reduced size of the portfolio.   The reduction in the size of the MBS portfolio was necessitated by the need to fund the wind down of discontinued operations of OITRS, primarily the repayment of debt guaranteed by the Company and the servicing advance obligations.  The servicing advance obligation and the debt guaranteed by the Company were eliminated and retired, respectively, during 2008.

The consolidated net loss in 2007 was driven primarily by a collapse in the operations at OITRS, and the secondary mortgage market generally, resulting in large losses on loan sales.  The second major cause for the lower operating results in 2007 was a permanent impairment taken on MBS securities in the Company’s MBS portfolio.  As of June 30, 2007, due to liquidity and working capital needs brought about by the turmoil in the mortgage market, the Company no longer had the ability to hold such assets until their amortized cost could be fully recovered.  During the three months ended June 30, 2007, the Company sold securities with a market value at the time of sale of approximately $782.0 million that were impaired at the time of sale, realizing losses on sale of $18.6 million. The Company recorded $55.3 million of permanent impairments on the remaining $1.8 billion of MBS securities held as available-for-sale in the second quarter of 2007.  During the six months ended December 31, 2007, the Company sold $1.25 billion of the remaining $1.8 billion securities that previously had been classified as impaired assets, realizing gains on sale of $1.5 million. Commencing on June 30, 2007, and for the balance of 2007, such available securities permanently impaired were valued on a lower of cost or market (LOCOM) basis.  When such securities are valued on a LOCOM basis, the yield at which the Company recognized interest income is adjusted to reflect the new carrying value.  As a result of these actions, the Company’s net interest margin (or NIM) on its portfolio of MBS securities held as available for sale increased to 45 basis points as of December 31, 2007 from negative 54 basis points at December 31, 2006. The NIM measures the spread, in basis points, between the weighted average yield on the MBS portfolio and the weighted average borrowing costs on the repurchase liabilities.  This figure does not incorporate the effect of other sources of interest income or expense nor overhead expenses.

Effective January 1, 2008, the Company has adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), and the fair value option with respect to its MBS portfolio. As a result, all of the Company’s MBS assets are carried at fair value with fluctuations in fair value reflected in earnings.  The Company will not amortize purchase premium on such assets nor will there be a quarterly retrospective adjustment for such assets.  During 2008, owing to reduced access to repurchase agreement funding, the Company instituted an alternative investment strategy utilizing inverse interest only securities.  Such assets are held for trading with fluctuation in their market value reflected in earning for the period in which they occur.

For the year ended December 31, 2008, comprehensive loss was $56.4 million.  For the year ended December 31, 2007, comprehensive loss was $170.9 million, including the net unrealized gain on available-for-sale securities of $2.1 million and the reclassification during the year ended December 31, 2007 of the other-than-temporary loss on MBS of $55.3 million. The factors resulting in the unrealized loss on available-for-sale securities are described below.

Comprehensive (loss) is as follows:

(in thousands)
	Years Ended December 31,
	2008	2007
Net loss	$(56,377)	$(247,653)
Net Realized loss on MBS	-	19,388
Other-than-temporary loss on MBS	-	55,250
Unrealized gain (loss) on available-for-sale securities, net	-	2,136
Comprehensive loss	$(56,377)	$(170,879)

Unrealized gains/(losses) on available-for-sale securities is a component of accumulated other comprehensive loss, which is included in stockholders’ equity on the consolidated balance sheet.  Accumulated other comprehensive loss is the difference between the fair value of the portfolio of MBS securities and their cost basis.  As stated above, effective January 1, 2008 the Company carries all MBS assets at fair value with fluctuation in value reflected in earnings for the period as opposed to equity via accumulated other comprehensive income/loss.

The Company has negative retained earnings (titled “Accumulated deficit” in the stockholders’ equity section of the accompanying consolidated financial statements) as of December 31, 2008 and 2007, partially because of the consequences of Bimini Capital’s tax qualification as a REIT.  As is more fully described in the “Dividends to Stockholders” section above, Bimini Capital’s dividends are based on its REIT taxable income, as determined for federal income tax purposes, and not on its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

For the year ended December 31, 2008, Bimini Capital's REIT taxable loss was approximately $4.1 million. The most significant difference from the Company’s GAAP basis loss is the loss from discontinued operations, which is not included in the REIT taxable loss.  Other contributors to the GAAP-tax difference include interest on inter-company loans with OITRS as well as timing differences in the recognition of compensation expense attributable to phantom stock awards.  With respect to the phantom stock awards, the future deduction of this temporary difference is uncertain as to both the timing and the amount, as the amount of the tax impact is measured at the fair value of the shares as of a future date.  At December 31, 2008, the REIT has about $11.1 million of tax net operating loss carryforwards that are immediately available to offset future REIT taxable income.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the year ended December 31, 2008, the REIT generated $7.7 million of net portfolio interest income.  Included in these results were $26.1 million of interest income from MBS assets offset by a $18.4 million of interest expense on repurchase liabilities.  Portfolio net interest income increased approximately $8.1 million compared to the year ended December 31, 2007.  The increase is due primarily to a wider net interest margin available in the market, offsetting the effects of a substantially smaller portfolio.  The results were also positively impacted by the Company’s implementation of its alternative investment strategy which employed inverse interest only (IIO) securities.  Such securities benefited from lower levels of one month LIBOR and slower repayments, even though they were only deployed for a portion of year.  The Company’s IIO securities are not pledged as part of a repurchase agreement borrowing.

For the year ended December 31, 2008, the REIT’s general and administrative costs were $5.6 million compared to $7.7 million for the year ended December 31, 2007. The decrease in general and administrative expenses was primarily the result of a reduction in employee compensation expense.  Operating expenses, which incorporate trading costs, fees and other direct costs, were essentially unchanged for the year ended December 31, 2008, at $0.7 million versus $0.8 million for the year ended December 31, 2007.

As stated above, the REIT recorded permanent impairment charges to various MBS securities during the year ended December 31, 2007.  In addition, certain securities were sold that were impaired at the time of sale.  As a result, the REIT had $17.3 million in losses from the sale of securities in the MBS portfolio during the year ended December 31, 2007.  During the year ended December 31, 2008 the Company had approximately $0.3 million in gains from the sale of securities.

As of December 31, 2008, Bimini Capital’s MBS portfolio consisted of $172.1 million of agency or government MBS at fair value, all of which were classified as trading.  This portfolio had a weighted average coupon of 5.19% and a net weighted average repurchase agreement borrowing cost of 1.89%. The following tables summarize Bimini Capital’s agency and government mortgage related securities as of December 31, 2008 and 2007:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
December 31, 2008
Adjustable-Rate MBS	$70,632	41.0%	4.79%	276	1-Jan-36	7.76	10.37%	10.11%
Fixed-Rate MBS	24,884	14.5%	6.50%	356	1-Sep-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	63,068	36.6%	5.03%	335	1-Apr-38	49.65	10.03%	2.00%
Total Mortgage Backed Pass Through	158,584	92.1%	5.15%	312	1-Sep-38	27.52	10.21%	5.13%
Inverse IO MBS	13,524	7.9%	5.64%	348	25-Jan-38	0.34	n/a	n/a
Total Mortgage Assets	$172,108	100.0%	5.19%	315	1-Sep-38	25.02	n/a	5.13
December 31, 2007
Adjustable-Rate MBS	$177,608	25.7%	6.58%	294	1-Apr-44	5.49	10.61%	2.47%
Fixed-Rate MBS	110,297	16.0%	6.98%	335	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	398,982	57.8%	6.11%	344	1-Sep-37	39.62	11.92%	3.62%
Fixed-Rate CMO	3,692	0.5%	7.00%	233	18-May-27	n/a	n/a	n/a
Total Portfolio	$690,579	100.0%	6.37%	329	1-Apr-44	29.11	11.52%	3.41%

(in thousands)
	December 31,
	2008		2007
Agency	Fair Value	Percentage of Entire Portfolio	Carrying Value	Percentage of Entire Portfolio
Fannie Mae	$141,364	82.1%	$638,763	92.5%
Freddie Mac	30,744	17.9%	46,318	6.7%
Ginnie Mae	-	-	5,498	0.8%
Total Portfolio	$172,108	100.0%	$690,579	100.0%

	December 31,
Entire Portfolio	2008	2007
Weighted Average Pass Through Purchase Price	102.05	102.32
Weighted Average Derivative Purchase Price	6.86	-
Weighted Average Current Price	101.10	101.94
Weighted Average Derivative Current Price	6.98	-
Effective Duration (1)	1.279	1.267

(1) Effective duration of 1.279 indicates that an interest rate increase of 1% would be expected to cause a 1.279% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2008.  Effective duration of 1.267 indicates that an interest rate increase of 1% would be expected to cause a 1.267% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2007.

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

The derivative MBS securities employed in the Company’s alternative investment strategy are inverse interest only securities.  Such securities have coupons determined by one month LIBOR and as a result the value of such securities will be affected by actual or anticipated movements in one month LIBOR.  These securities are also especially sensitive to movements in prepayments of the underlying mortgage loans as their cash flows are tied to the coupon interest of the underlying loans only.

Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Bimini Capital generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of December 31, 2008, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$70,632
Change in fair Value		$702	$(702)	$(1,403)
Change as a % of Fair Value		0.99%	(0.99)%	(1.99)%
Fixed Rate MBS
Fair Value	$24,884
Change in fair Value		$371	$(371)	$(742)
Change as a % of Fair Value		1.49%	(1.49)%	(2.98)%
Hybrid Adjustable Rate MBS
Fair Value	$63,068
Change in fair Value		$922	$(922)	$(1,845))
Change as a % of Fair Value		1.46%	(1.46)%	(2.93)%
Derivatives
Fair Value	$13,524
Change in Fair Value		$210	$(210)	$(419)
Change as a % of Fair Value		1.55%	(1.55)%	(3.10)%
Portfolio Total
Fair Value	$172,108
Change in fair Value		$2,205	$(2,205)	$(4,409)
Change as a % of Fair Value		1.28%	(1.28)%	(2.56)%
Cash
Fair Value	$7,669

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$70,632
Change in fair Value		$379	$(675)	$(1,491)
Change as a % of Fair Value		0.54%	(0.96)%	(2.11)%
Fixed Rate MBS
Fair Value	$24,884
Change in fair Value		$233	$(531)	$(1,453)
Change as a % of Fair Value		0.94%	(2.14)%	(5.84)%
Hybrid Adjustable Rate MBS
Fair Value	$63,068
Change in fair Value		$284	$(1,400)	$(3,465)
Change as a % of Fair Value		0.45%	(2.22)%	(5.49)%
Derivatives
Fair Value	$13,524
Change in Fair Value		$(1,653)	$872	$(249)
Change as a % of Fair Value		(12.22)%	6.45%	(1.84)%
Portfolio Total
Fair Value	$172,108
Change in fair Value		$(757)	$(1,734)	$(6,658)
Change as a % of Fair Value		(0.44)%	(1.01)%	(3.87)%
Cash
Fair Value	$7,669

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

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended December 31, 2008, and the nineteen previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
December 31, 2008	$199,338	3,093	-	457	5.29%	$174,701	1,114	2.55%	$1,979	2,74%	$1,933
September 30, 2008	375,239	6,149	-	568	5.95%	326,577	4,193	5.14%	1,956	0.81%	1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

The net interest figures in the table above exclude interest associated with the trust preferred debt, which is reflected in the last column separately. The net interest income figures reflect the quarterly retrospective adjustment, where applicable.  As a result of the entire MBS portfolio being classified as held for trading for the year ended December 31, 2008, there are no longer quarterly retrospective adjustments.  For the quarter ended December 31, 2008, the net margin was 274 basis points on a portfolio of MBS securities classified entirely as held for trading.  For the quarter ended December 31, 2007, $0.3 million of the $11.4 million of interest income was attributable to the quarterly retrospective adjustment.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  As of December 31, 2008, there are no remaining originated mortgage servicing rights and mortgage loans held for sale are immaterial and not likely to result in meaningful income or loss.  Such assets are also held for sale.

Losses realized on the OITRS activities for the year ended December 31, 2008, were $41.7 million compared to $70.1 million for the year ended December 31, 2007.  The fair value adjustment of retained interest, trading was $(41.0) million and $(29.1) million for the years ended December 31, 2008 and 2007, respectively.  The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $15.6 million as of December 31, 2008. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. The decline in value for the period ended December 31, 2008, was primarily due to increased loss assumptions on the underlying mortgage loans and higher discount rates assumed for valuation purposes.

In addition to the decline in the market value of the retained interest, trading of $29.1 million for the period ended December 31, 2007, the loss from OITRS activities reflect the reclassification of deferred loan origination costs, primarily under SFAS 109, of $29.3 million and the effects of the mark to market of IRLCs and loans held for sale prior to the sale date of ($3.8). OITRS’s gains/(losses) from mortgage banking activities were the result of a sharp deterioration in the secondary market for the loans OITRS originated and sold.  Owing to fears related to the credit performance of certain types of loans OITRS originated, namely high combined loan to value (“CLTV”) and second lien mortgages, prices obtained upon sale were depressed and OITRS also experienced elevated levels of early payment defaults (EPDs), resulting in OITRS recording high loan loss reserves.  Excluding the decline in the value of retained interest, trading, OITRS had a loss on mortgage banking activities of approximately $36.5 million for the year ended December 31, 2007.

The table below provides details of OITRS’s gain/(loss) on mortgage banking activities for the years ended December 31, 2008 and 2007.  OITRS recognized a gain or loss on the sale of mortgages held for sale only when the loans were actually sold.

GAINS/(LOSSES) ON MORTGAGE BANKING ACTIVITIES

(in thousands)
	Years Ended December 31,
	2008	2007
Fair Value adjustment of retained interests, trading	$(40,998)	$(29,119)
Gain/(loss) on sales of mortgage loans	(557)	(6,012)
Fees on brokered loans	-	1,749
Gain/(loss) on derivatives	-	(4,473)
Direct loan origination expenses, deferred	-	(7,122)
Fees earned, brokering	-	887
Direct loan origination expenses, reclassified	-	(22,181)
Net gain/(loss) on sale of mortgage loans	(41,555)	(66,271)
Change in market value of IRLC’s	-	14
Change in market value of mortgage loans held for sale	(103)	(3,811)
Gain/(loss) on mortgage banking activities	$(41,658)	$(70,068)

For the year ended December 31, 2007, OITRS originated mortgage loans of $1.5 billion and sold $2.1 billion of originated mortgage loans.  Of the originated mortgage loans sold during the year ended December 31, 2007, $0.8 billion of the $2.1 billion were sold on a servicing retained basis.

For the year ended December 31, 2008 and 2007, OITRS had a net servicing loss of approximately $1.6 million and $13.2 million, respectively.  The results for the year were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio).

There were no additions to MSRs for the year ended December 31, 2008.  For the year ended December 31, 2007, additions to the MSRs approximately $7.7 million.  In turn, the net fair value adjustments for the year ended December 31, 2008, reflect declines in fair value due to run-off of $0.4 million and adjustments due to increases in fair value due to changes in market conditions of $1.1 million.  The net fair value adjustments for the year ended December 31, 2007 reflect declines in fair value due to run-off of $9.4 million and adjustments due to decreases in fair value of $3.9 million due to changes in market conditions. Changes in valuation assumptions for the year ended December 31, 2007 reduced the fair market value by $2.6 million.

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

As of December 31, 2008, Bimini Capital had funding in place via master repurchase agreements with one counterparty.  The counterparty to this agreement is not an affiliate of Bimini Capital. The agreement is secured by Bimini Capital’s MBS and bears interest rates that are based on a spread to LIBOR.

As of December 31, 2008, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $148.7 million with a net weighted average borrowing cost of 1.89%. Bimini Capital’s outstanding repurchase agreement obligation is due in less than 1 month.  Securing the repurchase agreement obligation as of December 31, 2008, was MBS with an estimated fair value, including accrued interest, of $159.1 million and a weighted average maturity of 313 months.

As of December 31, 2008, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparty:

(in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
December 31, 2008
MF Global, Inc.	$10,270	11

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As a result of the closure of the mortgage origination operations at OITRS, the Company has had to amortize the financing line associated with retained interest in securitizations and meet the advancing obligations associated with OITRS’s remaining mortgage servicing rights. Accordingly, during the year ended December 31, 2008, the Company undertook a series of assets sales intended to raise funds necessary to support the cash needs of OITRS and maintain adequate liquidity.

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

Outlook

The Company's results of operations for the year ended December 31, 2008 were impacted by the unprecedented disruptions in the securities markets and the global economy generally, which brought about a severe tightening of credit conditions and volatile asset prices.  The result was, and continues to be, a substantial deleveraging of the financial system and substantial losses incurred by various market participants.  In an effort to combat these developments, the newly elected administration of President Obama, the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve have taken unprecedented steps.  The outcome of these developments continues to unfold and the end result is unclear.

The funding costs of the MBS portfolio have stabilized somewhat and the coupon on the MBS assets now exceeds the associated repurchase agreement funding costs. Also, the Company no longer needs to fund negative cash flow operations at OITRS, which in the past precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout much of 2007 and 2008.

The Company has implemented an alternative investment strategy to supplement the levered MBS strategy in an effort to continue to maximize our net interest income until market conditions improve. Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given the deteriorated credit conditions, which make access to funding precarious, and the reduced size of our portfolio, even with the benefit of our alternative investment strategy, no assurance can be made of our ability to generate sufficient net interest income to cover all of our costs or for rates to remain at current levels.

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

MORTGAGE BACKED SECURITIES

The Company’s investments in MBS are classified as available-for-sale securities or held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on management’s own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in SFAS No. 157, Fair Value Measurements.

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

REPURCHASE AGREEMENTS

We finance the acquisition of our MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

RETAINED INTEREST, TRADING (CLASSIFIED AS HELD FOR SALE)

Retained interest, trading is the subordinated interests retained by OITRS from their various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes (see Note 14). Retained interest, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.  In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

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

As of December 31, 2008 and 2007, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	December 31,
	2008	2007
Balance sheet carrying value of retained interests – fair value	$15,601	$69,301
Weighted average life (in years)	14.76	4.09
Prepayment assumption (annual rate)	19.36%	26.37%
Impact on fair value of 10% adverse change	$(1,838)	$(6,908)
Impact on fair value of 20% adverse change	$(3,086)	$(12,577)
Expected Credit losses (annual rate)	5.61%	1.22%
Impact on fair value of 10% adverse change	$(2,841)	$(6,409)
Impact on fair value of 20% adverse change	$(6,095)	$(13,633)
Residual Cash-Flow discount rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(1,540)	$(4,138)
Impact on fair value of 20% adverse change	$(2,838)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(2,692)	$(14,906)
Impact on fair value of 20% adverse change	$(5,067)	$(28,225)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of December 31, 2008 and 2007.

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

OITRS and its activities are subject to corporate income taxes and the applicable provisions of SFAS No. 109, Accounting for Income Taxes. All of the consequences of OITRS’s income tax accounting are included in discontinued operations.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As previously discussed, OITRS formerly pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans are transferred to a trust where they serve as collateral for asset-backed bonds, which the trust primarily issues to the public. During 2007, OITRS did not execute a securitization, and is not expected to do so in the future. However, OITRS held approximately $15.6 million of retained interests from securitizations as of December 31, 2008.

The cash flows associated with OITRS’s securitization activities for the years ended December 31, 2008 and 2007, were as follows:

(in thousands)
	Years Ended December 31,
	2008	2007
Proceeds from securitizations	$-	$-
Servicing fees received	1,082	11,744
Servicing advances	(6,579)	4,812
Cash flows received on retained interests	12,701	5,779

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. The report is included herein.

/s/ Robert E. Cauley

Robert E. Cauley
Chairman and Chief Executive Officer

/s/ G. Hunter Haas IV

G. Hunter Haas IV
Vice President, Chief Investment Officer,
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheet of Bimini Capital Management, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bimini Capital Management, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 to the consolidated financial statements, Bimini Capital Management, Inc. adopted FASB Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bimini Capital Management, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2009 expressed an unqualified opinion thereon.

West Palm Beach, Florida                                                                                                  /s/ BDO Seidman, LLP
March 30, 2009                                                                                                        Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bimini Capital Management, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bimini Capital Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bimini Capital Management, Inc. as of December 31, 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended and our report dated March 30, 2009 expressed an unqualified opinion thereon.

West Palm Beach, Florida	/s/ BDO Seidman, LLP
March 30, 2009	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Bimini Capital Management, Inc.

We have audited the accompanying consolidated balance sheet of Bimini Capital Management, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bimini Capital Management, Inc. at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
 Certified Public Accountants

Miami, Florida
March 12, 2008

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Mortgage-backed securities:
Available-for-sale, pledged to counterparties; at LOCOM	$-	$293,729,451
Held for trading, pledged to counterparties, at fair value	158,444,253	396,175,157
Unpledged, at fair value	13,664,242	674,326
Total mortgage-backed securities	172,108,495	690,578,934
Cash and cash equivalents	7,668,581	27,284,760
Restricted cash	-	8,800,000
Principal payments receivable	187,779	99,089
Accrued interest receivable	887,536	3,637,302
Property and equipment, net	4,062,116	4,181,813
Prepaids and other assets	4,590,601	5,315,835
Assets held for sale	43,287,020	96,619,615
Total Assets	$232,792,128	$836,517,348

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

LIABILITIES
Repurchase agreements	$148,695,082	$678,177,771
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	983,069	3,872,101
Accounts payable, accrued expenses and other	480,655	644,858
Liabilities related to assets held for sale	10,431,330	27,842,174
Total Liabilities	263,687,136	813,633,904

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding at December 31, 2008 and 2007	-	-

Class A common stock, $0.001 par value; 98,000,000 shares designated; 26,207,023 shares issued and outstanding at December 31, 2008 and 24,861,404 shares issued and outstanding at December 31, 2007	26,207	24,861

Class B common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2008 and 2007	319	319

Class C common stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding at December 31, 2008 and 2007	319	319

Additional paid-in capital	339,124,251	338,241,582
Accumulated other comprehensive loss	-	-
Accumulated deficit	(370,046,104)	(315,383,637)
Stockholders’ (Deficit) Equity	(30,895,008)	22,883,444
Total Liabilities and Stockholders’ (Deficit) Equity	$232,792,128	$836,517,348
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Interest income, net of amortization of premium and discount	$26,139,769	$102,502,182
Interest expense	(18,392,702)	(102,901,468)
Net interest income (expense), before interest on junior subordinated notes	7,747,067	(399,286)
Interest expense on junior subordinated notes	(8,361,727)	(8,361,727)
Net interest expense	(614,660)	(8,761,013)
Fair value adjustment - available for sale securities	-	(2,680,252)
Fair value adjustment - held for trading securities	62,831	2,163,708
Gain (loss) on sale of mortgage-backed securities, net	316,916	(17,291,032)
Other than temporary loss on mortgage backed securities	-	(55,250,278)
Deficiency of revenues, net	(234,913)	(81,818,867)

Direct REIT operating expenses	700,119	824,747

General and administrative expenses:
Compensation and related benefits	2,760,455	4,828,089
Directors' fees and liability insurance	671,569	771,486
Audit, legal and other professional fees	890,725	1,343,777
Other administrative	1,235,214	704,590
Total general and administrative expenses	5,557,963	7,647,942

Total expenses	6,258,082	8,472,689

Loss from continuing operations before minority interest	(6,492,995)	(90,291,556)

Minority interest in consolidated subsidiary	-	770,563
Loss from continuing operations	(6,492,995)	(89,520,993)

Loss from discontinued operations, net of tax	(49,883,568)	(158,131,824)

Net loss	$(56,376,563)	$(247,652,817)

Basic And Diluted Net Loss Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(0.25)	$(3.58)
Discontinued operations	(1.95)	(6.34)
Total basic and diluted net loss per Class A share	$(2.20)	$(9.92)
CLASS B COMMON STOCK
Continuing operations	$(0.24)	$(3.56)
Discontinued operations	(1.88)	(6.28)
Total basic and diluted net loss per Class B share	$(2.12)	$(9.84)
Average Shares Outstanding
CLASS A COMMON STOCK	25,273,553	24,655,678
CLASS B COMMON STOCK	319,388	319,388
Cash dividends declared per share of:
CLASS A COMMON STOCK	$-	$0.05
CLASS B COMMON STOCK	$-	$0.05
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Class A	Class B	Class C	Capital	Loss	Deficit	Total
Balances, December 31, 2006	$24,516	$319	$319	$335,646,460	$(76,773,610)	$(66,463,175)	$192,434,829
Comprehensive loss:
Net loss	-	-	-	-	-	(247,652,817)	(247,652,817)
Other comprehensive income:
Reclassify net realized loss on mortgage backed securities	-	-	-	-	19,388,377		19,388,377
Unrealized gain on available for sale securities, net	-	-	-	-	2,134,955		2,134,955
Other-than-temporary loss on mortgage-backed securities	-	-	-	-	55,250,278		55,250,278
Comprehensive loss							(170,879,207)
Issuance of Class A common shares for board compensation and equity plan share exercises, net	345	-	-	132,013	-	-	132,358
Cash dividends declared	-	-	-	-	-	(1,267,645)	(1,267,645)
Amortization of equity plan compensation	-	-	-	2,733,668	-	-	2,733,668
Equity plan shares withheld for statutory minimum withholding taxes	-	-	-	(270,559)	-	-	(270,559)
Balances, December 31, 2007	$24,861	$319	$319	$338,241,582	$-	$(315,383,637)	$22,883,444
Cumulative effect adjustment upon adoption of SFAS No. 159	-	-	-	-	-	1,714,096	1,714,096
Net loss, and comprehensive loss	-	-	-	-	-	(56,376,563)	(56,376,563)
Issuance of Class A common shares for board compensation and equity plan share exercises, net	1,346	-	-	209,302	-	-	210,648
Amortization of equity plan compensation	-	-	-	673,367	-	-	673,367
Balances, December 31, 2008	$26,207	$319	$319	$339,124,251	$-	$(370,046,104)	$(30,895,008)
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,376,563)	$(247,652,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	49,883,568	158,131,824
Other-than-temporary loss on mortgage backed securities	-	55,250,278
Amortization of premium and discount on mortgage backed securities	-	9,007,515
Stock compensation and stock issuance costs	884,814	2,866,026
Depreciation and amortization	760,891	822,350
(Gain) loss on sale of mortgage-backed securities, net	(316,916)	17,291,032
Fair value adjustments, net on mortgage-backed securities	(62,831)	516,544
Loss on disposal of property and equipment	-	780
Changes in operating assets and liabilities:
Increase in securities held for trading	-	(393,189,314)
Decrease in accrued interest receivable	2,749,766	10,434,776
Decrease in prepaids and other assets	97,258	225,412
Decrease in accrued interest payable	(2,889,031)	(13,904,363)
Decrease in accounts payable, accrued expenses and other	(165,001)	(318,170)
NET CASH USED IN OPERATING ACTIVITIES	(5,434,045)	(400,518,127)
CASH FLOWS FROM INVESTING ACTIVITIES:
From available-for-sale securities:
Purchases	(189,780,332)	(834,671,775)
Sales	617,526,604	2,441,516,832
Principal repayments	92,729,319	911,318,340
Purchases of property and equipment, and other	(13,218)	(10,558)
NET CASH PROVIDED BY INVESTING ACTIVITIES	520,462,373	2,518,152,839
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	8,800,000	(8,800,000)
Proceeds from repurchase agreements	4,026,420,312	15,518,125,432
Principal payments on repurchase agreements	(4,555,903,001)	(17,581,627,311)
Cash dividends paid	-	(2,534,582)
NET CASH USED IN FINANCING ACTIVITIES	(520,682,689)	(2,074,836,461)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	4,038,182	732,852,870
Net cash provided by investing activities	-	1,195,582
Net cash used in financing activities	(18,000,000)	(832,313,738)
NET CASH USED IN DISCONTINUED OPERATIONS	(13,961,818)	(98,265,286)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,616,179)	(55,467,035)
CASH AND CASH EQUIVALENTS, Beginning of the year	27,284,760	82,751,795
CASH AND CASH EQUIVALENTS, End of the year	$7,668,581	$27,284,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$30,914,333	$125,167,558
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold.   Therefore, all OITRS’s assets are considered as held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards.  Bimini Capital now operates in a single business segment.

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

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have deteriorated materially throughout 2008. Moreover, the turmoil that originated in the MBS market has now spread into many other financial markets as well as the global economy as a whole. The disruptions in the market have prompted unprecedented intervention by the new administration of President Obama, the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve in an effort to restore stability. In spite of these efforts market conditions are extremely volatile, credit is very tight and it is unknown at this time when and to what extent market conditions will stabilize and return to normal. These conditions have impacted the Company and are expected to continue to impact the Company.

At December 31, 2008 the Company had approximately $148.7 million of outstanding obligations under repurchase agreements with maturities through January 2009. Subsequent to year-end and through the date of this report, the Company has been able to maintain it repurchase facilities with comparable terms to those that existed at December 31, 2008.  Should the Company be unable to continue extending the maturity of the remaining repurchase obligations, it may be forced to sell assets, which may result in losses upon such sales.  Accordingly, the Company has taken steps to augment its existing leveraged MBS portfolio with an alternative investment strategy since sufficient repurchase agreement funding is not available. The Company is currently employing an investment strategy that utilizes derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio. Such securities are not funded with repurchase agreements but instead are owned free and clear.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Management is currently pursuing all cost saving opportunities to maximize future earnings, including strategic options designed to increase the efficiency with which the Company manages its operations.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, and certain discontinued operations related items including the deferred tax asset valuation allowance, the valuation allowance on mortgage loans held for sale, the valuation of retained interests, trading and the fair value of mortgage servicing rights.

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

As further described in Note 6, Bimini Capital has a common share investment in two trusts used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the accounting guidance provided in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, revised December 2003, Consolidation of Variable Interest Entities, Bimini Capital’s common share investments in the trusts are not consolidated in the financial statements of Bimini Capital, and accordingly, these investments are accounted for on the equity method.

Statement of Cash Flows

On January 1, 2008, the Company elected the fair value option for its available-for-sale portfolio of mortgage-backed securities.  Upon making this election, the Company elected to classify its cash flow activities from its trading securities as investing activities consistent with its intent on holding these securities.

Discontinued Operations

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS.  The remaining assets and liabilities are considered to be contingent and remain pursuant to the terms of disposal of the operations with the exception of mortgage loans held for sale and retained interests for which the disposals of such has been delayed as a result fo the current economic climate, however are still being actively marketed by the Company.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 14 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value at December 31, 2008 and 2007. Restricted cash represents cash held on deposit as collateral with certain repurchase agreement counterparties (i.e. lenders). Such amounts may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2008, uninsured deposits were approximately $7.2 million.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations, and interest only securities or inverse interest only securities representing interest in or obligations backed by pools of mortgage loans (collectively, “Mortgage-Backed Securities” or “MBS”).  MBS transactions are recorded on the trade date.  Realized gains and losses on sale of MBS are determined based on the specific identified cost of the security.

 The fair value of the Company’s investments in MBS is governed by Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  The definition of fair value in SFAS No. 157 focuses on the price that would be received to sell the asset or paid to transfer the liability (i.e., an exit price), rather than the price that would be paid to acquire the asset or received to assume the liability (i.e., an entry price).  Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in MBS as either trading, available-for-sale or held-to-maturity. The Company classified all of its securities acquired prior to June 30, 2007 as available-for-sale.  All securities acquired after June 30, 2007 are classified as trading.  On January 1, 2008, in connection with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115, the Company transferred its remaining available-for-sale securities to trading and accordingly, recognized a $1.7 million fair value adjustment. All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value at December 31, 2008.

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

Interest income for securities classified as available for sale were accrued based on the outstanding principal amount of the MBS and their stated contractual terms. Premiums and discounts associated with the purchase of the MBS are amortized into interest income over the projected lives of the securities using the effective interest method.  Adjustments are made using the retrospective method to the effective interest computation each reporting period. The adjustment is based on the actual prepayment experiences to date and the present expectation of future prepayments of the underlying mortgages and/or the current value of the indices underlying adjustable rate mortgage securities versus index values in effect at the time of purchase or the last adjustment period.

When the fair value of an available-for-sale security is less than amortized cost, management considers whether there is an other-than-temporary impairment in the value of the security. The decision is based on the credit quality of the issue (agency versus non-agency and for non-agency, the credit performance of the underlying collateral), the security prepayment speeds, the length of time the security has been in an unrealized loss position and the Company's ability and intent to hold securities. Due to liquidity and working capital needs, the Company determined, at June 30, 2007, that it no longer had the ability to hold such assets until their amortized cost could be fully recovered.  Accordingly, the cost basis of all MBS classified as available-for-sale were written down to fair value as of that date and the previously unrealized loss was recognized in earnings as of June 30, 2007. The measurement basis for other-than-temporarily impaired (OTTI) MBS is the lower of cost or market (LOCOM) method.  An impairment loss is recognized in earnings equal to the difference between the MBS’ cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The LOCOM method generally recognizes the net decrease in value but not the net appreciation in the value of those securities.  The fair value of impaired MBS then becomes the new cost basis of the MBS and is not adjusted for subsequent recoveries in fair value.

Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Mortgage backed securities are accounted for at fair value in the consolidated balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, unsettled security transactions, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of December 31, 2008 due to the short term nature of these financial instruments.

 It is impracticable to estimate the fair value of the Company’s junior subordinated notes. Currently, there is a limited market for these types of instruments and it is unclear what interest rates would be available to the Company. Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in the Note 6 to the financial statements.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment with a depreciable life of 3 years, office furniture with a depreciable life of 8 to 20 years, leasehold improvements with a depreciable life of 15 years, land which has no depreciable life and building with a depreciable life of 30 years, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Repurchase Agreements

The Company finances the acquisition of the majority of its MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 93 and 97 percent) of the market value of the pledged collateral. While used as collateral, the borrower  retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate.

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123(R), Share-Based Payment to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in an aggregate of  approximately $885,000 and $2.9 million of compensation expense for the years ended December 31, 2008 and 2007, respectively.

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

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. As further described in Note 14, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers Disclosures about Postretirement Benefit Plan Assets.   This FSP amends Statement 132(R) to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan, addressing users' concerns about the lack of transparency surrounding the types of plan assets and associated risks in an employer's defined benefit pension or other postretirement plan and current events in the economy and markets that could have a significant impact on the value of plan assets.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not maintain a postretirement benefit plan; therefore, the adoption of FSP FAS 132(R)-1 is not expected to have any impact.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public entities (Enterprises) about Transfers of Financial assets and Interest in Variable Interest Entities. This FASB Staff Position (FSP) amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP shall be effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. This FSP shall apply for each annual and interim reporting period thereafter.  The adoption of FSP FAS 140-4 and FIN 46(R) -8 does not impact the Company.

       In October 2008, FASB issued FASB Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"), in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management's internal cash flow and discount rate assumptions when relevant observable data does not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. FSP 157-3 does not have a material effect on the fair value of the Company’s assets.

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

In March 2008, the FASB issued statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 will be effective in the first quarter of fiscal 2009. The Company is currently evaluating the impact of adopting SFAS 161 and does not anticipate a material effect.

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

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption did not have a material impact on financial condition or results of operations.

In February 2007, the FASB issued statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option is generally applied instrument by instrument, is irrevocable unless a new election date occurs, and must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  On January 1, 2008, the Company elected the fair value option for its available-for-sale portfolio of mortgage-backed securities. Previously, these securities were considered to be other than temporarily impaired and carried at lower-of-cost or market. The election was made because the Company has the same intent on its use for all of its security holdings. The securities transferred have similar characteristics to the Company’s existing trading portfolio, including issuer, credit quality, yield, duration and remaining term. As of the adoption date, the carrying value of the existing mortgage-backed securities classified as available-for-sale was adjusted to fair value through a cumulative-effect adjustment to the beginning balance of retained earnings as of January 1, 2008. This adjustment represented an increase in the carrying value of the securities of approximately $1.7 million.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS 155 (i) permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; and (iii) contains other provisions that are not relevant to the Company.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  A scope exception under SFAS 155 where by securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial asset, and for which the investor does not control the right to accelerate the settlement was adopted by the FASB.  The MBS securities owned in the REIT portfolio fall under this scope exception.  However, in the future, the Company may own securities that may not fall under the exception or the FASB may repeal the exception, in which case the Company would be subject to the provisions of SFAS 155.  Should securities owned by the Company fall under the provisions of SFAS 155 in the future, the Company’s results of operations may exhibit volatility as certain of its future investments may be marked to market through the income statement.

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

The following are the carrying values of Bimini Capital’s MBS portfolio at December 31, 2008 and 2007:

(in thousands)
	December 31,
	2008	2007
Pass-Through Certificates:
Hybrid Arms and Balloons	$63,068	$398,982
Adjustable Rate Mortgages	70,632	177,608
Fixed Rate Mortgages	24,884	113,989
Total Pass-Through Certificates	158,584	690,579
Mortgage Derivative Certificates:
MBS Derivatives	13,524	-
Totals	$172,108	$690,579

The following table presents the components of the carrying value of Bimini Capital's MBS portfolio of securities as of December 31, 2008 and 2007:

(in thousands)
	December 31,
	2008	2007
Available-for-Sale Securities
Principal balance	$-	$291,579
Unamortized premium	-	3,134
Unaccreted discount	-	(309)
Held for Trading Securities
Principal balance	156,852	385,849
Premium	1,732	10,326
Discount	-	-
Trading Securities – MBS Derivatives	13,524	-
Carrying value/estimated fair value	$172,108	$690,579

As of December 31, 2008 all of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

The overall decline in fair value of MBS was considered other-than-temporary as of June 30, 2007.  Accordingly, the adjustment of $55.3 million to reduce MBS to fair value was recorded in earnings. Generally, the factors considered in making this determination included: the expected cash flow from the MBS investment, the general quality of the MBS owned, any credit protection available, current market conditions, the magnitude and duration of the historical decline in market prices, and Bimini Capital's ability and intention to hold the MBS owned.  As of June 30, 2007, the Company no longer had the ability and intent to hold such securities until their value could be recovered due to the Company’s liquidity and working capital requirements.

NOTE 3. PROPERTY AND EQUIPMENT

The composition of property and equipment follows:

(in thousands)
	December 31,
	2008	2007
Land	$2,247	$2,247
Buildings and leasehold improvements	1,816	1,816
Equipment	402	392
Furniture	64	71
Software	43	45
	4,572	4,571
Less accumulated depreciation and amortization	510	389
Net property and equipment	$4,062	$4,182

Depreciation and amortization of property and equipment totaled $127,000 in 2008 and $194,000 in 2007.

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

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2008 and 2007. These stock incentive plan shares have dividend participation rights, but no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the  basic EPS computations for the Class A Common Stock, even though they are participating securities. For the computation of diluted EPS for the Class A Common Stock for the periods ended December 31, 2008 and 2007, 21,534 and 126,873 stock incentive plan shares, respectively, are excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per share data)
	Years Ended December 31,
	2008	2007
Basic and diluted EPS per Class A common share:
Numerator: net loss allocated to the Class A common shares	$(55,698)	$(244,512)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	26,207	24,861
Effect of weighting	(933)	(205)
Weighted average shares-basic and diluted	25,274	24,656
Basic and diluted EPS per Class A common share	$(2.20)	$(9.92)
Basic and diluted EPS per Class B common share:
Numerator: net loss allocated to Class B common shares	$(679)	$(3,141)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319
Effect of weighting	-	-
Weighted average shares-basic and diluted	319	319
Basic and diluted EPS per Class B common share	$(2.12)	$(9.84)

NOTE 5.     REPURCHASE AGREEMENTS

As of December 31, 2008, Bimini Capital had outstanding repurchase obligations of approximately $148.7 million with a net weighted average borrowing rate of 1.89% and these agreements were collateralized by MBS with a fair value of approximately $159.1 million.  As of December 31, 2007, Bimini Capital had outstanding repurchase obligations of approximately $678.2 million with a net weighted average borrowing rate of 5.07%, and these agreements were collateralized by MBS with a fair value of approximately $683.9 million.

As of December 31, 2008 and 2007, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
December 31, 2008
Agency-Backed Mortgage--Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$159,130	$-	$-	$159,130
Fair market value of securities sold, including accrued interest receivable	$-	$159,130	$-	$-	$159,130
Repurchase agreement liabilities associated with these securities	$-	$148,695	$-	$-	$148,695
Net weighted average borrowing rate	-	1.89%	-	-	1.89%
December 31, 2007
Agency-Backed Mortgage-Backed Securities:
Amortized cost of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Fair market value of securities sold, including accrued interest receivable	$-	$249,124	$37,559	$397,260	$683,943
Repurchase agreement liabilities associated with these securities	$-	$244,379	$35,577	$396,222	$678,178
Net weighted average borrowing rate	-	5.21%	5.34%	4.96%	5.07%

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2008 and 2007.

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
December 31, 2008
MF Global, Inc.	$10,270	11
December 31, 2007
Deutsche Bank Securities, Inc.	$8,823	193
Goldman Sachs & Co.	2,931	19

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 6.                      TRUST PREFERRED SECURITIES

As of December 31, 2008, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(In thousands)
	December 31,
	2008	2007
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$51,550	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

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

Issuances of Common Stock

During the years ended December 31, 2008 and 2007, the Company issued 120,804 and 263,533 shares, respectively, of its Class A Common Stock to Bimini employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 8).

During the years ended December 31, 2008 and 2007, the Company issued 1,224,815 and 82,154 shares, respectively, of its Class A Common Stock for payment of Director fees.  In addition, the Company also paid its directors cash compensation of approximately $114,950 and $331,000 during 2008 and 2007, respectively.

There was no change in the number of issued and outstanding shares of the Company's Class B Common Stock and Class C Common Stock.

Dividends

On March 9, 2007, the Company's Board of Directors declared a $0.05 per share cash dividend to the holders of its dividend eligible securities on the record date of March 26, 2007. Dividends were payable on 24,556,219 shares of Class A Common Stock, 477,290 phantom shares granted under the Company's stock incentive plan (see Note 8) and 319,388 shares of Class B Common Stock. The distribution totaling $1,267,645 million was paid on April 13, 2007. There were no other dividends declared in 2007 or 2008.

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

The conversion of the outstanding shares of Class A Redeemable Preferred Stock into Class A Common Stock was approved by the Company's stockholders at the Company's 2006 Annual Meeting of Stockholders on April 28, 2006, and the outstanding shares of Class A Redeemable Preferred Stock were converted into 1,223,208 shares of Class A Common Stock on that date.  No shares of the Class B Redeemable Preferred Stock have ever been issued.

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 31, 2010. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the years ended December 31, 2008 and 2007 was approximately, $673,000 and $2.7 million, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the years ended December 31, 2008 and 2007 is presented below:

	Years Ended December 31,
	2008		2007
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	127,372	$11.36	339,862	$12.60
Granted	250,000	0.26	25,607	7.61
Vested	(138,747)	5.89	(221,547)	13.02
Forfeited	(106,256)	5.82	(16,550)	8.78
Nonvested at December 31	132,369	$0.58	127,372	$11.36

As of December 31, 2008, there was approximately $75,000 of total unrecognized compensation cost related to non-vested phantom share awards.  That cost is expected to be recognized over a weighted-average period of 16.8 months.

Bimini Capital also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”).  The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made,  and no shares of the Company’s stock have been issued, under the Performance Bonus Plan.

NOTE 9.	SAVINGS INCENTIVE PLAN

Bimini’s employees have the option to participate in the Bimini Capital Management, Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Bimini’s sole discretion, Bimini can match the employees’ contributions. For the years ended December 31, 2008 and 2007, Bimini made 401(k) matching contributions of approximately $30,000 and $56,000, respectively.

NOTE 10.	COMMITMENTS AND CONTINGENCIES

Outstanding Litigation

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  We filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  Our motion to dismiss is currently pending before the court.  We believe the plaintiffs’ claims in these actions are without merit and we intend to vigorously defend the cases.

Guarantees

Bimini Capital has guaranteed the obligations of OITRS and OITRS’s wholly-owned subsidiary, HS Special Purpose, LLC, under their respective financing facilities with Citigroup described in Note 14. These guarantees will remain in effect so long as the applicable financing facilities remain in effect.  If an Event of Default occurs under these financing facilities that are not cured or waived, Bimini Capital may be required to perform under its guarantees.  There is no specific limitation on the maximum potential future payments under these guarantees.  However, Bimini Capital’s liability under these guarantees would be reduced in an amount equal to the amount by which the collateral securing such obligations exceeds the amounts outstanding under the applicable facilities.

NOTE 11.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Code, which is different from the Company’s financial statement net income (loss) as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.

Year 2008

For the year ended December 31, 2008, Bimini Capital's REIT taxable loss was approximately $4.1 million.  During 2008, Bimini Capital's most significant items and transactions being accounted for differently for REIT tax purposes include: the loss from discontinued operations; interest on the MBS portfolio and on the inter-company loans with OITRS; equity plan stock awards; the accounting for debt issuance costs and depreciation of property and equipment; and gains (losses) realized on certain MBS sales.  The interest on the MBS portfolio is being recognized on a different accounting method for tax purposes. The debt issuance costs and the property and equipment are being amortized and depreciated over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by the Company.

As of December 31, 2008, the REIT has approximately $72.3 million of tax capital loss carryforwards available to offset future tax capital gains. As of December 31, 2008 the REIT has tax net operating loss carryforwards of approximately $11.1 million that are immediately available to offset future REIT taxable income.  The tax capital loss carryforwards begin to expire in 2012, and the tax net operating loss carryforwards begin to expire in 2027.

Year 2007

For the year ended December 31, 2007, Bimini Capital's REIT taxable loss was approximately $7.0 million.  The most significant differences between the financial statements and the REIT tax computations include: the loss from discontinued operations; the other-than-temporary loss on MBS recorded at June 30, 2007; interest on inter-company loans with OITRS; equity plan stock awards; depreciation of property and equipment; the accounting for debt issuance costs; and losses realized on certain MBS sales.

The other-than-temporary loss on MBS is not recognized for tax purposes, as it does not represent an actual sale of any MBS securities by Bimini Capital.  For tax purposes, the gain or loss on MBS sales are recognized only when the actual sale transaction is completed.  During the year ended December 31, 2007, book losses of approximately $17.3 million on MBS sales were realized; the tax capital losses for these MBS sales are only available to the REIT to offset future realized capital gains, and therefore they do not reduce REIT taxable income.  The debt issuance costs are being amortized, and property and equipment are being depreciated, over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain both as to the year and as to the amount, because the tax impact is measured at the fair value of the shares as of a future date.

NOTE 12.   FAIR VALUE

In connection with the adoption of SFAS No. 159, Bimini Capital elected to transfer its available-for-sale portfolio of MBS to trading.  The election was made by the Company to provide consistent accounting treatment for all of its MBS investments since their intent on the purchase of all of its security holdings are consistent. The securities transferred have similar characteristics to the Company’s existing trading portfolio, including issuer, credit quality, yield, duration and remaining term.

The securities transferred were previously considered to be other than temporarily impaired and carried at lower-of-cost-or-market.  As such, decreases in fair value were charged directly to earnings, while increases in fair value were not recorded.  As a result of electing to record these securities at fair value pursuant to the provisions of SFAS No. 159, the Company recorded the following adjustment to beginning accumulated deficit:

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

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of December 31, 2008 is determined as follows:

(in thousands)
Fair Value Measurements as of December 31, 2008, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	172,108
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$172,108

NOTE  13.  SUBSEQUENT EVENT
On March 25, 2009 the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by Bimini Capital Trust I (BCT I) in May of 2005.  Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCT I will be discharged and the securities redeemed.  Concurrently, Bimini Capital expects to redeem $50 million of its junior subordinated notes issued to BCT I and anticipates recognizing a gain of approximately $32 million on the early extinguishment of this debt.

NOTE 14.   DISCONTINUED OPERATIONS

OITRS

Beginning in April 2007, the Board of Managers of OITRS, at the recommendation of and with the approval of the Board of Directors of Bimini Capital, began a process that would eventually result in the sale or closure of all business operations within OITRS.  The decision to sell and/or close OITRS was made after evaluation of, among other things, short and long-term business prospects for OITRS, and its ability to recover from recent large operating losses. Due to this decision, all OITRS assets are considered as held for sale, and have been accounted for as discontinued operations beginning in the second quarter of 2007.

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

Below is a summary of significant events associated with the Company’s discontinued operations:

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

On July 25, 2007, OITRS entered into a binding agreement to sell a majority of its remaining private-label and agency mortgage servicing portfolio, which had an aggregate unpaid principal balance of approximately $3.0 billion as of June 30, 2007.  The aggregate sales proceeds were used to repay the debt that secured OITRS’s mortgage servicing portfolio. The transaction was completed on September 4, 2007 and resulted in a loss of approximately $0.1 million.

During the year ended December 31, 2008, OITRS’s 51% membership interest, and all control, in Interactive Mortgage Advisors, LLC, a Delaware limited liability company (“IMA”), was sold for $500,000 as evidenced by a promissory note.  The note, which is secured by the assets of IMA and guaranteed by certain affiliates of IMA, bears interest at a rate of 8% per annum and was  paid in full in January 2009.  The sale of OITRS’ membership interest resulted in a loss of approximately $85,000.  This loss is included in “Other income and expenses, net of non-recurring items.”

As of December 31, 2008, the remaining assets and liabilities of OITRS consist of contingent assets or liabilities that remain pursuant to the terms of the disposal of the operations with the exception of mortgage loans held for sale and retained interests for which disposal of such has been delayed as a result of the current economic climate, however are still being actively marketed for sale by the Company.

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the years ended December 31, 2008 and 2007 were as follows:

(in thousands)
	Years ended December 31,
	2008	2007
Revenues
Interest income, net	$12	$22,477
Interest expense	20	17,561
Net interest (deficiency) income	(8)	4,916
Loss on discontinued mortgage banking activities
Fair value adjustment on retained interests, trading	(40,998)	(29,119)
Other discontinued mortgage banking activities	(660)	(40,949)
Other income and expenses, net of non-recurring items	1,954	(15,693)
Net servicing loss	(1,591)	(13,171)
Other interest expense and loss reserves	(2,005)	(23,950)
Deficiency of revenues, net	(43,308)	(117,966)
Expenses
General and administrative expenses	5,031	32,985
Loss before provision for income taxes	(48,339)	(150,951)
Provision for income taxes	(1,545)	(7,181)
Total loss from discontinued operations, net of taxes	$(49,884)	$(158,132)

Loss from discontinued operations includes interest expense related to OITRS’ warehouse lines of credit and its line of credit to finance the investment in retained interests.  Intercompany interest expense of approximately $8.0 million and $11.6 million for the years ended December 31, 2008 and 2007, respectively, has been eliminated in consolidation.

Loss from discontinued operations for the year ended December 31, 2007 includes impairment charges of approximately $3.4 million and $8.9 million related to goodwill and property and equipment, respectively.

The assets and liabilities of OITRS as of December 31, 2008 and 2007 were as follows:

(in thousands)
	December 31,
	2008	2007
Assets
Cash and cash equivalents	$35	$705
Mortgage loans held for sale (b)	464	983
Retained interests, trading (c)	15,601	69,301
Securities held for sale	15	173
Originated mortgage servicing rights	-	3,073
Receivables (d)	23,792	17,868
Property and equipment, net	-	285
Prepaids and other assets	3,380	4,232
Assets held for sale	$43,287	$96,620
Liabilities
Other secured borrowings	$-	$18,000
Accounts payable, accrued expenses and other	10,431	9,842
Liabilities related to assets held for sale	$10,431	$27,842

(a)	– Significant accounting policies of OITRS

The following accounting policies were applicable prior to the discontinuation of the residential mortgage origination operations.  Going forward such policies generally will not be applicable to OITRS as it no longer originates residential mortgage loans. OITRS will continue to actively market for sale the mortgage loans held for sale and retained interests in securitizations, but will not generate any such assets in the future.

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

Retained Interests, Trading.  Retained interests, trading is the subordinated interests retained by OITRS resulting from securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes. Retained interests, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.

Mortgage Servicing Rights.  OITRS recognized mortgage servicing rights (“MSRs”) as an asset when separated from the underlying mortgage loans in connection with the sale of such loans. Upon sale of a loan, OITRS measured the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their relative fair values.

Gain on Sale of Loans.  Gains or losses on the sale of mortgage loans are recognized at the time legal title transfers to the purchaser of such loans based upon the difference between the sales proceeds from the purchaser and the allocated basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. OITRS deferred net loan origination costs and fees as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale. Accordingly, salaries, commissions, benefits and other operating expenses of $22.2 million were capitalized as direct loan origination costs during the year ended December 31, 2007 and reflected in the basis of loans sold for gain on sale calculation purposes.

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

(b) – Mortgage loans held for sale, net

Mortgage loans held for sale consist of the following as of December 31, 2008 and 2007:

 (in thousands)

	December 31,
	2008	2007
Mortgage loans held for sale, and other, net	$3,022	$4,780
Valuation allowance	(2,558)	(3,797)
	$464	$983

(c) – Retained interests, trading

      The following table summarizes OITRS’s residual interests in securitizations as of December 31, 2008 and 2007:

(in thousands)
		December 31,
Series	Issue Date	2008	2007
HMAC 2004-1	March 4, 2004	$2,441	$2,460
HMAC 2004-2	May 10, 2004	2,735	1,408
HMAC 2004-3	June 30, 2004	1,281	880
HMAC 2004-4	August 16, 2004	1,867	1,506
HMAC 2004-5	September 28, 2004	3,080	3,043
HMAC 2004-6	November 17, 2004	1,846	5,181
OMAC 2005-1	January 31, 2005	999	6,948
OMAC 2005-2	April 5, 2005	169	7,046
OMAC 2005-3	June 17, 2005	1,181	10,736
OMAC 2005-4	August 25, 2005	2	9,752
OMAC 2005-5	November 23, 2005	-	7,717
OMAC 2006-1	March 23, 2006	-	10,835
OMAC 2006-2	June 26, 2006	-	1,789
Total		$15,601	$69,301

At December 31, 2008 and 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	December 31,
	2008	2007
Balance sheet carrying value of retained interests – fair value	$15,601	$69,301
Weighted average life (in years)	14.76	4.09
Prepayment assumption (annual rate)	19.36%	26.37%
Impact on fair value of 10% adverse change	$(1,838)	$(6,908)
Impact on fair value of 20% adverse change	$(3,086)	$(12,577)
Expected Credit losses (annual rate)	5.61%	1.22%
Impact on fair value of 10% adverse change	$(2,841)	$(6,409)
Impact on fair value of 20% adverse change	$(6,095)	$(13,633)
Residual Cash-Flow discount rate	27.50%	20.00%
Impact on fair value of 10% adverse change	$(1,540)	$(4,138)
Impact on fair value of 20% adverse change	$(2,838)	$(7,907)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(2,692)	$(14,906)
Impact on fair value of 20% adverse change	$(5,067)	$(28,225)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at December 31, 2008 and 2007.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

 (in thousands)
Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through December31, 2008	Projected Future Credit Losses as of December 31, 2008	Projected Total Credit Losses as of December 31, 2008
HMAC 2004-1	March 4, 2004	$309,710	0.61%	0.64%	1.25%
HMAC 2004-2	May 10, 2004	388,737	0.85%	1.01%	1.86%
HMAC 2004-3	June 30, 2004	417,055	0.63%	1.49%	2.13%
HMAC 2004-4	August 16, 2004	410,123	0.68%	0.83%	1.51%
HMAC 2004-5	September 28, 2004	413,875	0.73%	1.21%	1.94%
HMAC 2004-6	November 17, 2004	761,027	1.10%	1.82%	2.93%
OMAC 2005-1	January 31, 2005	802,625	1.12%	2.51%	3.63%
OMAC 2005-2	April 5, 2005	883,987	1.37%	2.59%	3.96%
OMAC 2005-3	June 17, 2005	937,117	1.19%	3.54%	4.73%
OMAC 2005-4	August 25, 2005	1,321,739	1.69%	4.67%	6.36%
OMAC 2005-5	November 23, 2005	986,277	2.04%	6.64%	8.68%
OMAC 2006-1	March 23, 2006	934,441	1.78%	7.91%	9.68%
OMAC 2006-2	June 26, 2006	491,572	3.31%	13.56%	16.87%
Total		$9,058,285	1.43%	4.18%	5.61%

The table below summarizes certain cash flows received from and paid to securitization trusts for the years ended December 31, 2008 and 2007:

(in thousands)
	Years Ended December 31,
	2008	2007
Proceeds from securitizations	$-	$-
Servicing fees received	1,082	11,744
Servicing advances	(6,579)	4,812
Cash flows received on retained interests	12,701	5,779

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of December 31, 2008 and 2007:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more	Net Credit Losses
December 31, 2008	$3,920,433	$728,884	$129,715
December 31, 2007	$4,528,481	$457,872	$23,639

(d) – Mortgage servicing rights, net

As a result of the excessive and increasing burden of the monthly advancing requirement on delinquent loans serviced by OITRS, coupled with the Company’s reduced liquidity, OITRS was unable to meet such servicing advance requirements in September of 2008 and as a result committed a servicer event of default under the various pooling and servicing agreements under which OITRS serviced loans.  Accordingly, such servicing was surrendered to the master servicer and the carrying value of the related servicing right was charged to earings in the third quarter of 2008.  Such charge was approximately $2.0 million.  All advances made on such loans prior to the event of default, net of any costs incurred by the master servicer related to the servicing transfer, will be returned to the Company as the delinquent loans are liquidated over time.  The balance of the receivable at December 31, 2008 was $19.7 million. OITRS believes that the balance is fully collectible; therefore, no valuation allowance has been provided.

The table below provides the elements of the change in carrying value of the mortgage servicing rights for the years ended December 31, 2008 and 2007.

(in thousands)

	Years Ended December 31,
	2008	2007
Balance at beginning of period (at cost)	$3,073	$98,859
Additions	-	7,718
Sales, net of reserve for prepayment protection	(1,344)	(87,603)
Mortgage servicing rights surrendered	(2,028)	-
Valuation allowance	(315)	-
Changes in fair value:
Due to changes in market conditions and run-off	614	(13,351)
Due to change in valuation assumptions	-	(2,550)
Balance at end of period	$-	$3,073

(e) - Other Secured Borrowings

Secured borrowings consisted of a line of credit for $80.0 million that was secured by the retained interests in securitizations. The line was paid in full on May 26, 2008.  The agreement provided for interest rate based on LIBOR plus 3.00%.

(f) – Income Taxes

OITRS is a tax paying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  The income tax provisions for the years ended December 31, 2008 and 2007 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax losses due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.  The net deferred tax assets generated by the net losses incurred during the years ended December 31, 2008 and 2007 are offset in their entirety by deferred tax asset valuation allowances.  The amounts of the gross tax benefits generated by these losses are reduced by offsetting valuation allowances of the same amount. The deferred tax assets and offsetting valuation allowances at December 31, 2008 and 2007 were approximately $103.3 million and $92.7 million, respectively.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, pursuant to the provisions of accounting standard FIN 48, “Accounting for Uncertainty in Income Taxes,” OITRS has recorded a 2008 tax provision for $1.5 million for taxes that may be due on EII.  Interest through December 31, 2008 has been accrued in the amount of $0.4 million.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainly is resolved.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At December 31, 2008 and 2007, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax loss carryforwards, which is the primary deferred tax asset of OITRS;  therefore, an allowance for the full amount of the deferred tax assets has been recorded.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment.  In addition, OITRS has abandoned the tax NOLs in the states where operations have ceased, and those deferred tax assets have been written-off.

As of December 31, 2008, OITRS has an estimated federal tax net operating loss carryforward of approximately $269.8 million, and estimated available state tax NOLs of $68.0 million, which begin to expire in 2025, and are fully available to offset future taxable income.

OITRS recorded a tax provision for $7.2 million during the year ended December 31, 2007.  At December 31, 2006, OITRS had net deferred tax assets of approximately $7.2 million. The recording of a valuation allowance (among other items) during the three months ended March 31, 2007 resulted in OITRS recording an income tax provision of $11.5 million, which reduced the December 31, 2006 net deferred tax asset to a net deferred tax liability at March 31, 2007 of approximately $4.3 million.   As part of the recording of this allowance, the state tax NOLs at March 31, 2007 were fully reserved, as their availability to fully offset recorded deferred tax liabilities was not assured at that date.  The losses incurred by OITRS post-March 31, 2007 were sufficient to ensure that the state tax NOLs would be available to offset recorded deferred tax liabilities and any realized gains on sales of OITRS assets; therefore the net deferred tax liability of $4.3 million was offset by the deferred tax assets related to the state tax NOLs expected to be realized, and a $4.3 million reduction in the deferred tax asset valuation allowance was recorded during the three months ended September 30, 2007.

 (g) - Transactions with Related Parties

During the year ended December 31, 2007, OITRS received aggregate payments of approximately $0.4 million from Southstar Funding, LLC (“Southstar Funding”) primarily in exchange for the performance of certain interim loan servicing functions.  Southstar Funding is fifty percent owned by Southstar Partners, LLC (“Southstar Partners”).  Certain former officers of OITRS, one of whom is also a former director of the Company, own membership interests in Southstar Partners.  In addition, an officer of OITRS as well as a former director of the Company serves on the Board of Managers of Southstar Funding.  Amounts paid for interim loan servicing were determined on an arms-length basis and are comparable to amounts charged to other, non-related parties.

(h) - Commitments and Contingencies

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

Changes in this liability for the years ended December 31, 2008 and 2007 are presented below:

(in thousands)

	Years Ended December 31,
	2008	2007
Balance—Beginning of period	$6,960	$8,836
Provision	1,759	16,029
Charge-Offs	(1,416)	(17,905)
Balance—End of period	$7,303	$6,960

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On September 5, 2007, OITRS filed a motion to dismiss Coast’s complaint based on the Florida Banking Statute of Frauds.  On February 25, 2008, the Court denied OITRS’s motion to dismiss, but the court subsequently clarified that the motion was denied because the Court needs additional facts in order to determine whether Coast’s claims are barred under the Florida Banking Statute of Frauds.  As a result, the parties conducted limited discovery relating to the Statute of Frauds and OITRS filed a motion for summary judgment in November, 2008.  Coast did not respond, but on February 3, 2009, filed a motion for leave to amend its complaint which was argued on March 16, 2009.  The Court ruled in favor of Coast and granted it permission to file an amended complaint.  Once the Court enters its written order, OITRS will have 20 days to answer the amended complaint.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  We believe the plaintiff's claims in this matter are without merit and we intend to vigorously defend this case.

On July 2, 2008, an amended complaint was filed in the Superior Court of the State of California for the County of Los Angeles, Central District by IndyMac Bank, F.S.B. against OITRS and others seeking monetary damages and specific performance and alleging, among other allegations, breach of contract for allegedly failing to repurchase thirty-six loans.   On August 18, 2008, the Court entered an order substituting the Federal Deposit Insurance Corporation as conservator for IndyMac Federal Bank, F.S.B., in the place of IndyMac Bank, F.S.B.   On January 16, 2009, the Court entered an order dismissing the amended complaint with prejudice pursuant to a stipulation of dismissal that was entered into among the parties to the case.  As a result of the Court’s order of dismissal, this proceeding is now concluded.  No amounts were paid by OITRS in connection with the execution of the stipulation of dismissal or the Court’s order of dismissal.

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at December 31, 2008, Using
	Fair Value Measurements December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$464	$-	$-	$464
Retained interests, trading	15,601	-	-	15,601
Securities held for sale	15	-	-	15
Originated mortgage servicing rights	-	-	-	-

A reconciliation of activity for the year ended December 31, 2008 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale	Originated Mortgage Servicing Rights
Beginning balance	$983	$69,301	$173	$3,073
Gains (losses) included in earnings	(76)	(40,998)	(27)	(1,729)
Purchases, issuances and settlements	(443)	(12,702)	(131)	(1,344)
Ending Balance	$464	$15,601	$15	$-

Gains and losses included in earnings for the year ended December 31, 2008 are reported in loss on discontinued mortgage banking activities.

NOTE 15.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2008 and 2007.

(in thousands, except per share data)
	Quarters Ended,
	March 31	June 30	September 30	December 31
2008
Interest income	$10,110	$6,787	$6,149	$3,094
Interest expense	(7,627)	(5,459)	(4,193)	(1,114)
Net interest income (expense), before junior subordinated debt interest	2,483	1,328	1,956	1,980
Interest on junior subordinated debt	(2,090)	(2,090)	(2,091)	(2,091)
Net interest income (expense)	393	(762)	(135)	(111)
Other income (expense)	926	(352)	(984)	790
Total net revenues (deficiency of revenues)	1,319	(1,114)	(1,119)	679
Direct REIT operating expenses	185	188	165	162
General and administrative expenses	1,904	1,353	1,053	1,248
Total expenses	2,089	1,541	1,218	1,410
Minority interest	-	-	-	-
Loss from continuing operations	(770)	(2,655)	(2,337)	(731)
Discontinued operations (net of tax)	(4,334)	(31,905)	(12,054)	(1,591)
Net loss	$(5,104)	$(34,560)	$(14,391)	$(2,322)
Basic and Diluted Net Loss Per Share:
Class A Common Stock
Continuing operations	$(0.03)	$(0.10)	$(0.09)	$(0.03)
Discontinued operations (net of tax)	(0.17)	(1.26)	(0.47)	(0.06)
Total	$(0.20)	$(1.36)	$(0.56)	$(0.09)
Class B Common Stock
Continuing operations	$(0.03)	$(0.10)	$(0.09)	$(0.03)
Discontinued operations (net of tax)	(0.17)	(1.25)	(0.47)	(0.06)
Total	$(0.20)	$(1.35)	$(0.56)	$(0.09)
2007
Interest income	$38,634	$27,524	$24,635	$11,709
Interest expense	(37,552)	(33,591)	(21,144)	(10,614)
Net interest income (expense), before junior subordinated debt interest	1,082	(6,067)	3,491	1,095
Interest on junior subordinated debt	(2,090)	(2,090)	(2,090)	(2,092)
Net interest income (expense)	(1,008)	(8,157)	1,401	(997)
Other income (expense)	(821)	(73,818)	(2,530)	4,111
Total net revenues (deficiency of revenues)	(1,829)	(81,975)	(1,129)	3,114
Direct REIT operating expenses	228	223	181	193
General and administrative expenses	1,880	1,862	1,915	1,991
Total expenses	2,108	2,085	2,096	2,184
Minority interest	771	-	-	-
(Loss) income from continuing operations	(3,166)	(84,060)	(3,225)	930
Discontinued operations (net of tax)	(74,904)	(78,407)	(1,498)	(3,323)
Net loss	$(78,070)	$(162,467)	$(4,723)	$(2,393)
Basic and Diluted Net Loss Per Share:
Class A Common Stock
Continuing operations	$(0.13)	$(3.38)	$(0.13)	$0.04
Discontinued operations (net of tax)	(3.01)	(3.15)	(0.06)	(0.13)
Total	$(3.14)	$(6.53)	$(0.19)	$(0.09)
Class B Common Stock
Continuing operations	$(0.13)	$(3.37)	$(0.13)	$0.04
Discontinued operations (net of tax)	(3.01)	(3.15)	(0.06)	(0.13)
Total	$(3.14)	$(6.52)	$(0.19)	$(0.09)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

      See Management’s Report on Internal Control Over Financial Reporting included in Item 8.  See also the Report of Independent Registered Public Accounting Firm in Item 8. for BDO Seidman, LLP’s attestation report on management’s assessment of internal control over financial reporting.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2009 Annual Meeting of Stockholders to be held on June 16, 2009, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2008 (the "Proxy Statement").

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

*21.1	Subsidiaries of the Registrant
*23.1	Consent of BDO Seidman, LLP
*23.2	Consent of Ernst & Young, LLP
*24.1	Powers of Attorney
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date:                      March 31, 2009                                                 By:/s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2009.

Signature	Capacity
/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board, Chief Executive Officer

/s/ G. Hunter Haas
G. Hunter Haas	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director