Form 10-Q
period 2009-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2009-05-11
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES¨    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of May 8, 2009, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 26,951,189; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31, 2009	December 31, 2008
ASSETS:
Mortgage-backed securities, trading:
Pledged to counterparties, at fair value	$80,617,777	$158,444,253
Unpledged, at fair value	10,786,430	13,664,242
Total mortgage-backed securities, trading	91,404,207	172,108,495
Cash and cash equivalents	22,113,048	7,668,581
Principal payments receivable	39,955	187,779
Accrued interest receivable	683,601	887,536
Property and equipment, net	4,046,227	4,062,116
Prepaids and other assets	4,434,420	4,590,601
Assets held for sale	35,598,142	43,287,020
Total Assets	$158,319,600	$232,792,128

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Repurchase agreements	$74,735,787	$148,695,082
Junior subordinated notes due to Bimini Capital Trust I & II	103,097,000	103,097,000
Accrued interest payable	798,025	983,069
Accounts payable, accrued expenses and other	278,698	480,655
Liabilities related to assets held for sale	8,107,050	10,431,330
Total Liabilities	187,016,560	263,687,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of March 31 , 2009 and December 31, 2008	-	-

Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 26,951,189 shares issued and outstanding as of March 31, 2009 and 26,207,023 shares issued and outstanding as of December 31, 2008	26,951	26,207

Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of March 31 , 2009 and December 31, 2008	319	319

Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of March 31 , 2009 and December 31, 2008	319	319

Additional paid-in capital	339,164,170	339,124,251
Accumulated deficit	(367,888,719)	(370,046,104)
Total Stockholders’ Deficit	(28,696,960)	(30,895,008)
Total Liabilities and Stockholders’ Deficit	$158,319,600	$232,792,128
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest income, net of amortization of premium and discount	$3,674,403	$10,110,893
Interest expense	(253,952)	(7,627,461)
Net interest income, before interest on junior subordinated notes	3,420,451	2,483,432
Interest expense on junior subordinated notes	(2,090,432)	(2,090,432)
Net interest income	1,330,019	393,000
Fair value adjustment - held for trading securities	557,109	603,081
Gain on sale of mortgage-backed securities, net	1,136,500	322,571
Revenues, net	3,023,628	1,318,652

Direct REIT operating expenses	153,304	185,289

General and administrative expenses:
Compensation and related benefits	320,247	845,378
Directors' fees and liability insurance	111,592	174,046
Audit, legal and other professional fees	394,262	394,087
Other administrative	122,385	490,628
Total general and administrative expenses	948,486	1,904,139

Total expenses	1,101,790	2,089,428

Income (loss) from continuing operations	1,921,838	(770,776)

Income (loss) from discontinued operations, net of tax	235,547	(4,333,501)

Net income (loss)	$2,157,385	$(5,104,277)

Basic And Diluted Net Income (Loss) Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$0.07	$(0.03)
Discontinued operations	0.01	(0.17)
Total basic and diluted net income (loss) per Class A share	$0.08	$(0.20)
CLASS B COMMON STOCK
Continuing operations	$0.07	$(0.03)
Discontinued operations	0.01	(0.17)
Total basic and diluted net income (loss) per Class B share	$0.08	$(0.20)

Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic	26,331,630	24,929,750
Diluted	26,408,649	24,929,750
CLASS B COMMON STOCK, basic and diluted	319,388	319,388
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
Three Months Ended March 31, 2009

	Common Stock, Amounts at par value			Additional Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, December 31, 2008	$26,207	$319	$319	$339,124,251	$(370,046,104)	$(30,895,008)
Net income	-	-	-	-	2,157,385	2,157,385
Issuance of Class A common shares for board compensation and equity plan share exercises, net	744	-	-	28,006	-	28,750
Amortization of equity plan compensation	-	-	-	11,913	-	11,913
Balances, March 31, 2009	$26,951	$319	$319	$339,164,170	$(367,888,719)	$(28,696,960)
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,157,385	$(5,104,277)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net (income) loss from discontinued operations	(235,547)	4,333,501
Stock compensation	40,663	416,502
Depreciation and amortization	182,088	38,338
Gain on sale of mortgage-backed securities, net	(1,136,499)	(322,571)
Fair value adjustment - held for trading securities	(557,109)	(603,081)
Changes in operating assets and liabilities:
Decrease in accrued interest receivable	203,935	1,025,566
(Increase) decrease in prepaids and other assets	(813)	283,714
Decrease in accrued interest payable	(185,043)	(1,360,394)
Decrease in accounts payable, accrued expenses and other	(201,960)	(61,774)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	267,100	(1,354,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(30,106,576)	(22,199,857)
Sales	105,476,558	158,390,897
Principal repayments	7,175,739	41,609,037
Purchases of property and equipment, and other	(9,205)	(8,172)
NET CASH PROVIDED BY INVESTING ACTIVITIES	82,536,516	177,791,905
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	8,800,000
Proceeds from repurchase agreements	926,057,181	1,516,887,978
Principal payments on repurchase agreements	(1,000,016,476)	(1,704,048,750)
Stock issuance costs, and other adjustments	-	(943)
NET CASH USED IN FINANCING ACTIVITIES	(73,959,295)	(178,361,715)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided (used in) by operating activities	5,600,146	(228,962)
Net cash used in financing activities	-	(10,000,000)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	5,600,146	(10,228,962)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,444,467	(12,153,248)
CASH AND CASH EQUIVALENTS, beginning of the period	7,668,581	27,284,760
CASH AND CASH EQUIVALENTS, end of the period	$22,113,048	$15,131,512

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,529,427	$11,926,750

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities transferred from available-for-sale to trading (at fair value)	$-	$296,117,873
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2009

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

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC (“OFS”). Upon closing of the transaction, OFS became a wholly-owned taxable REIT subsidiary of Bimini Capital.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”

On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  On May 27, 2008, Bimini Capital repurchased Citigroup Realty’s interest in OITRS for $0.05 million.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the operating assets of OITRS were sold.   Therefore, all OITRS’s assets are considered as held for sale, and OITRS is reported as a discontinued operation for all periods presented following applicable accounting standards.  Bimini Capital now operates in a single business segment.

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

Liquidity

Throughout most of 2008 the financing markets utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, were severely distressed. Moreover, the turmoil that originated in the MBS market spread into many other financial markets and the global economy as a whole. The disruptions in the market prompted unprecedented intervention by the new administration of President Obama, the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve in an effort to restore stability. As a result of these efforts, market conditions were somewhat less volatile in March 2009, although credit is still tight and it is unknown at this time when and to what extent market conditions will become more stable. These conditions have and will continue to impact the Company.

As of March 31, 2009 the Company had approximately $74.7 million of outstanding obligations under repurchase agreements with maturities through April 2009. Subsequent to period-end and through May 8, 2009, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2009 with maturities through May 20, 2009.  Should the Company be unable to continue extending the maturity of the remaining repurchase obligations, it may be forced to sell assets, which may result in losses upon such sales.  Accordingly, the Company has taken steps to augment its existing leveraged MBS portfolio with an alternative investment strategy since sufficient repurchase agreement funding is not available. The Company is currently employing an investment strategy that utilizes derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio. Such securities are not funded with repurchase agreements but instead purchased directly.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

As described more fully in Note 12, on April 21, 2009 the Company completed a debt exchange with Taberna Capital Management, LLC, the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by Bimini Capital Trust I (BCT I) in May of 2005.  As a result of this transaction, the Company’s interest expense associated with its trust preferred securities will be reduced going forward and, because of the anticipated gain on early extinguishment of debt of approximately $32 million, the Company’s deficit in stockholders equity will be reduced or eliminated as of the date of closing.  All asset sales needed to fund the exchange occurred prior to March 31, 2009, and therefore no further reductions in the Company’s portfolio of MBS assets are necessary to complete the transaction.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ deficit and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. The operating results for the interim period ended March 31, 2009 are not necessarily indicative of results that can be expected for the year ended December 31, 2009. The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements included in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, and certain discontinued operations related items including the deferred tax asset valuation allowance, the valuation allowance on mortgage loans held for sale and the valuation of retained interests.

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

On March 25, 2009 the Company entered into an agreement with collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by Bimini Capital Trust I (BCT I).  The agreement closed on April 21, 2009 (see Note 12). Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCT I where discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCT I.  Henceforth only one of the common share investments used in connection with the issuance of Bimini Capital’s junior subordinated remain.

Statement of Cash Flows

On January 1, 2008, the Company elected the fair value option for its available-for-sale portfolio of mortgage-backed securities.  Upon making this election, the Company elected to classify its cash flow activities from its trading securities consistent with its intent on holding these securities.

Condensed Statement of Comprehensive Income (Loss)

A condensed statement of comprehensive income (loss) has not been included, per SFAS No. 130, “Reporting Comprehensive Income,” as the Company has no items of other comprehensive income (loss).  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Discontinued Operations

During the second quarter of 2007, the Company closed OITRS’s wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS. The remaining assets and liabilities are considered to be contingent and remain pursuant to the terms of disposal of the operations with the exception of mortgage loans held for sale, security held for sale and retained interests for which the disposals of such has been delayed as a result of the current economic climate, however are still being actively marketed by the Company.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 11 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of March 31, 2009 and December 31, 2008.

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2009, uninsured deposits were approximately $20.7 million.

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

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in MBS as either trading, available-for-sale or held-to-maturity. The Company classified all of its securities acquired prior to June 30, 2007 as available-for-sale.  All securities acquired after June 30, 2007 are classified as trading.  On January 1, 2008, in connection with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement 115, the Company transferred its remaining available-for-sale securities to trading and accordingly, recognized a $1.7 million fair value adjustment. All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value at March 31, 2009.

The Company’s investments in mortgage-related derivatives are carried at fair value on the balance sheet and are included with mortgage-backed securities.Income on MBS pass through securities classified as held for trading is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities classified as held for trading, the income is accrued based on the carrying value and the effective yield.  As cash is received it is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For inverse interest only securities effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.

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

Bimini Capital’s property and equipment as of March 31, 2009 and December 31, 2008, is net of accumulated depreciation of $535,000 and $510,000, respectively. Depreciation expense for the three months ended March 31, 2009 and 2008 was $25,000 and $38,000, respectively.

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

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123(R), Share-Based Payment to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. The Company’s stock-based compensation transactions resulted in an aggregate compensation expense of approximately $40,000 and $416,000 for the three months ended March 31, 2009 and 2008, respectively.

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

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. As further described in Note 11, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. In December 2008, the Internal Revenue Service (IRS) issued Revenue Procedure 2008-68, providing that the IRS will treat a REIT’s distribution of common stock that is declared with respect to a taxable year ending on or before December 31, 2009 as a qualifying dividend for purposes of the 90 percent distribution requirement so long as it meets certain conditions, including a cash limitation requirement that is not less than 10% of the entire distribution.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the impact of adopting FSP FAS 157-4 and does not anticipate a material effect.

Additionally, in conjunction with FSP FAS 157-4, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the company had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value". Now the focus is on whether the Company has the (1) the intent to sell the Investment  Securities,  (2) it is more likely than not that it will be required to sell the Investment Securities before recovery,  or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI. FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 115-2 and FAS 124-2 and does not anticipate a material effect.

In April, 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The effective date of this rule/guideline is for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of adopting FSP FAS 107-1 and APB 28-1 and does not anticipate a material effect.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities. This FASB Staff Position (FSP) amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE.  The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The adoption of FSP FAS 140-4 and FIN 46(R) -8 did not impact the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method.   The FASB Emerging Issues Task Force (EITF) in Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, previously reached a consensus that, share-based payment awards containing a right to receive dividends declared on common stock represent participating securities if such awards are fully vested. Issue No. 03-6 does not, however, provide guidance on share-based payment awards that are not fully vested (i.e., the requisite service for vesting has not yet been rendered). The FSP has been issued to clarify that unvested instruments granted in share-based payment transactions containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) represent participating securities that should be included in the computation of EPS according to the two-class method.  The Company has not issued share-based awards containing non-forfeitable rights to dividends or dividend equivalents; therefore, the adoption of FSP EITF 03-6-1 on January 1, 2009 did not have any impact.

In March 2008, the FASB issued statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133 (“SFAS 161”). This statement revises the requirements for the disclosure of derivative instruments and hedging activities that include the reasons a company uses derivative instruments, how derivative instruments and related hedged items are accounted under SFAS 133 and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The implementation of this statement did not have a material effect on the financial statements of the Company.

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The FSP addresses whether there are circumstances that would permit a transferor and a transferee to evaluate the accounting for the transfer of a financial asset separately from a repurchase financing when the counterparties to the two transactions are the same. The FSP presumes that the initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (a linked transaction) under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140). However, if certain criteria specified in the FSP are met, the initial transfer and repurchase financing may be evaluated separately under Statement 140.  The FSP was effective for the Company on January 1, 2009.  The implementation of this FSP did not have a material effect on the financial statements of the Company.

In December 2007, the FASB issued statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), amendment to ARB No. 51.  This standard establishes accounting and reporting standards that require: (1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; and (4) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective as of the beginning of the fiscal year that begins on or after December 15, 2008.  As of March 31, 2009, the Company does not have any noncontrolling interest in any of its subsidiaries.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following are the carrying values of Bimini Capital’s MBS portfolio as of March 31, 2009 and December 31, 2008:

(in thousands)
	March 31, 2009	December 31, 2008
Pass-Through Certificates:
Hybrid Arms and Balloons	$14,608	$63,068
Adjustable Rate Mortgages	66,010	70,632
Fixed Rate Mortgages	-	24,884
Total Pass-Through Certificates	80,618	158,584
Mortgage Derivative Certificates:
MBS Derivatives	10,786	13,524
Totals	$91,404	$172,108

As of March 31, 2009 all of Bimini Capital's MBS investments have contractual maturities greater than 36 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

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

      The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2009 and 2008. At March 31, 2009, 5,306 of these incentive plan shares are included in the basic per share computations, as they have dividend participation rights. These stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the three months ended March 31, 2008 basic EPS computations, even though they are participating securities.

The Company has also issued stock incentive plan shares that are not dividend eligible.  At March 31, 2009, 67,085 of such plan shares are outstanding and are included in the diluted per share computations. For the computation of diluted EPS for the period ended March 31, 2008, 118,942 of these incentive plan shares were excluded as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per share data)
	Three Months Ended March 31,
	2009	2008
Basic and diluted net income (loss) per Class A common share:
Numerator: net income (loss) allocated to the Class A common shares	$2,132	$(5,040)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date, plus participating incentive plan shares	26,956	25,013
Effect of weighting	(624)	(83)
Weighted average shares outstanding - basic	26,332	24,930
Effect of dilutive stock incentive plan shares	77	-
Weighted average shares outstanding – diluted	26,409	24,930
Basic and diluted net income (loss) per Class A common share	$0.08	$(0.20)
Basic and diluted net income (loss) per Class B common share:
Numerator: net income (loss) allocated to Class B common shares	$25	$(64)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319
Effect of weighting	-	-
Weighted average shares-basic and diluted	319	319
Basic and diluted net income (loss) per Class B common share	$0.08	$(0.20)

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2009, Bimini Capital had outstanding repurchase obligations of approximately $74.7 million with a net weighted average borrowing rate of 0.72% and these agreements were collateralized by MBS with a fair value of approximately $80.9 million.  As of December 31, 2008, Bimini Capital had outstanding repurchase obligations of approximately $148.7 million with a net weighted average borrowing rate of 1.89%, and these agreements were collateralized by MBS with a fair value of approximately $159.1 million.

As of March 31, 2009 and December 31, 2008, Bimini Capital's repurchase agreements had remaining maturities of 30 days or less.

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of March 31, 2009 and December 31, 2008.

(in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
March 31, 2009
MF Global , Inc.	$6,185	7
December 31, 2008
MF Global , Inc.	10,270	11

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

At March 31, 2009, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(in thousands)
	March 31, 2009	December 31, 2008
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$51,550	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

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

On March 25, 2009, the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities of BCT I.  The transaction closed April 21, 2009 (see Note 12). Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCT I where discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCT I.

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

NOTE 6.  CAPITAL STOCK

During the three months ended March 31, 2009, the Company issued a total of 718,750 shares of Class A Common Stock to its independent directors for the payment of director fees for services rendered and 25,416 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 31, 2010. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the three months ended March 31, 2009 and 2008 totaled approximately, $12,000 and $355,000, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the three month periods ended March 31, 2009 and 2008 is presented below:

	Three Months Ended March 31,
	2009		2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	132,369	$0.58	127,372	$11.36
Granted	-	-	250,000	0.26
Vested	(9,583)	0.26	(48,334)	6.86
Forfeited	(50,395)	0.32	(56,762)	0.54
Nonvested, at March 31	72,391	$0.80	272,276	$4.22

As of March 31, 2009, there was approximately $47,000 of total unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a weighted-average period of 13.2 months.  Of the remaining unvested awards at March 31, 2009, 5,306 have dividend participation rights, and 67,085 do not.

Bimini Capital also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made and no shares of the Company’s stock have been issued under the Performance Bonus Plan.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Outstanding Litigation

The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought. The resolution of such lawsuits and claims is inherently unpredictable.  In accordance with GAAP, it is the Company’s policy to accrue for loss contingencies only when it is both probable that a loss has actually been incurred and an amount of such loss is reasonably estimable.  Except as described below, the lawsuits and claims involving the Company relate primarily to contractual disputes arising out of the ordinary course of the Company’s current and past business activities.  See also Note 11(d).

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

Guarantees

Bimini Capital guaranteed the performance of OITRS with respect to certain contractual obligations arising in connection with the sale of mortgage servicing rights by OITRS. See also Note 11(d). On April 16, 2009, the Company entered into an agreement with the counterparty to the sale of the mortgage servicing rights which will terminate this guarantee.  Henceforth, Bimini Capital will have no guarantees in place with respect to OITRS.

NOTE 9.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Code, which is different from the Company’s financial statement net income (loss) as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.  Bimini’s REIT taxable loss for the three-months ended March 31, 2009 is estimated to be $1.4 million.

During the three months ended March 31, 2009, book gains of approximately $1.1 million on MBS sales were realized; for tax purposes, the realized gains were approximately $2.7 million.  Since there are tax capital losses available to offset these gains, the tax gains do not increase REIT taxable income.

As of March 31, 2009, the REIT has approximately $69.6 million of remaining tax capital loss carryforwards available to offset future tax capital gains. As of March 31, 2009, the REIT has a tax net operating loss carryforward of approximately $22.5 million that is immediately available to offset future REIT taxable income.  The tax capital loss carryforwards begin to expire in 2012, and the tax net operating loss carryforwards begin to expire in 2027.

During April 2009, the Company received updated information from the issuers of certain of its portfolio securities regarding the year 2008 taxation of the cash flows received from those securities.  This new information, along with other tax reporting adjustments, has resulted in the Company changing its computation of the net REIT taxable loss for the year ended December 31, 2008.  The Company’s updated REIT taxable loss for the year 2008 is approximately $14.1 million, and the cumulative REIT net operating loss carryover into the year ending December 31, 2009 is now approximately $21.1 million.  These tax reporting changes have no impact on GAAP earnings.

NOTE 10.   FAIR VALUE

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

All of the fair value adjustments included in income (losses) from continuing operations resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. The securities in the Company’s trading portfolio are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets.

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of March 31, 2009 is determined as follows:

(in thousands)
Fair Value Measurements as of March 31, 2009, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	91,404
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$91,404

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008 were as follows:

(in thousands)
	Three Months Ended March 31,
	2009	2008
Revenues
Interest income	$63	$1
Interest expense	-	(5)
Net interest income (deficiency)	63	(4)
Income (loss) on discontinued mortgage banking activities
Fair value adjustment on retained interest, trading	1,274	(2,120)
Other discontinued mortgage banking activities	491	59
Other income and expenses, net of non-recurring items	75	246
Net servicing loss	(204)	175
Other interest expense and loss reserves	(468)	(1,185)
Net revenues (deficiency of revenues)	1,231	(2,829)
Expenses
General and administrative expenses	995	1,505
Income (loss) from discontinued operations, net of taxes	$236	$(4,334)

The assets and liabilities of OITRS included in the consolidated balance sheets as of March 31, 2009 and December 31, 2008 were as follows:

(in thousands)
	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$136	$35
Mortgage loans held for sale (a)	409	464
Retained interests, trading (b)	14,554	15,601
Security held for sale	480	15
Receivables	16,836	23,792
Prepaids and other assets	3,183	3,380
Assets held for sale	$35,598	$43,287
Liabilities
Accounts payable, accrued expenses and other (d)	8,107	10,431
Liabilities related to assets held for sale	$8,107	$10,431

(a) - Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following as of March 31, 2009 and December 31, 2008:

(in thousands)
	March 31, 2009	December 31, 2008
Mortgage loans held for sale, and other, net	$2,871	$3,022
Valuation allowance	(2,462)	(2,558)
Total	$409	$464

(b) – Retained interest, trading

The following table summarizes OITRS’s residual interests in securitizations as of March 31, 2009 and December 31, 2008:

 (in thousands)
Series	Issue Date	March 31, 2009	December 31, 2008
HMAC 2004-1	March 4, 2004	$2,191	$2,441
HMAC 2004-2	May 10, 2004	3,307	2,735
HMAC 2004-3	June 30, 2004	3,116	1,281
HMAC 2004-4	August 16, 2004	2,609	1,867
HMAC 2004-5	September 28, 2004	2,152	3,080
HMAC 2004-6	November 17, 2004	395	1,846
OMAC 2005-1	January 31, 2005	312	999
OMAC 2005-2	April 5, 2005	14	169
OMAC 2005-3	June 17, 2005	458	1,181
OMAC 2005-4	August 25, 2005	-	2
OMAC 2005-5	November 23, 2005	-	-
OMAC 2006-1	March 23, 2006	-	-
OMAC 2006-2	June 26, 2006	-	-
Total		$14,554	$15,601

As of March 31, 2009 and December 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	March 31, 2009	December 31, 2008
Balance sheet carrying value of retained interests – fair value	$14,554	$15,601
Weighted average life (in years)	12.83	14.76
Prepayment assumption (annual rate)	14.22%	19.36%
Impact on fair value of 10% adverse change	$(1,337)	$(1,838)
Impact on fair value of 20% adverse change	$(2,035)	$(3,086)
Expected credit losses (% of original unpaid principal balance)	6.37%	5.61%
Impact on fair value of 10% adverse change	$(1,900)	$(2,841)
Impact on fair value of 20% adverse change	$(3,544)	$(6,095)
Residual cash-flow discount rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(1,152)	$(1,540)
Impact on fair value of 20% adverse change	$(2,134)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(2,105)	$(2,692)
Impact on fair value of 20% adverse change	$(3,426)	$(5,067)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of March 31, 2009 and December 31, 2008.

Credit loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following credit loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)
Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through March 31, 2009	Projected Future Credit Losses as of March 31, 2009	Projected Total Credit Losses as of March 31, 2009
HMAC 2004-1	March 4, 2004	$309,710	0.68%	0.67%	1.35%
HMAC 2004-2	May 10, 2004	388,737	0.97%	0.85%	1.82%
HMAC 2004-3	June 30, 2004	417,055	0.70%	1.21%	1.91%
HMAC 2004-4	August 16, 2004	410,123	0.73%	0.76%	1.49%
HMAC 2004-5	September 28, 2004	413,875	0.94%	1.36%	2.30%
HMAC 2004-6	November 17, 2004	761,027	1.22%	2.27%	3.49%
OMAC 2005-1	January 31, 2005	802,625	1.50%	2.34%	3.84%
OMAC 2005-2	April 5, 2005	883,987	1.68%	2.75%	4.43%
OMAC 2005-3	June 17, 2005	937,117	1.54%	3.81%	5.35%
OMAC 2005-4	August 25, 2005	1,321,739	2.46%	5.01%	7.47%
OMAC 2005-5	November 23, 2005	986,277	3.11%	6.93%	10.04%
OMAC 2006-1	March 23, 2006	934,441	2.84%	8.20%	11.04%
OMAC 2006-2	June 26, 2006	491,572	4.97%	14.28%	19.25%
Total		$9,058,285	1.99%	4.38%	6.37%

The table below summarizes certain cash flows received from and paid to securitization trusts:

(in thousands)
	Three months Ended March 31,
	2009	2008
Net servicing fees (paid) received	$(1)	$467
Servicing advances and repayments	4,346	(2,344)
Cash flows received on retained interests	2,321	3,392

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of March 31, 2009 and December 31, 2008:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
March 31, 2009	$3,774,621	$818,440	$180,410
December 31, 2008	3,920,433	728,884	129,715

(c) - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of March 31, 2009 and December 31, 2008, all deferred tax assets are fully provided for with a valuation allowance.  Substantially all of the deferred tax assets are a result of net tax losses incurred.  The deferred tax assets and offsetting valuation allowances at March 31, 2009 and December 31, 2008 were approximately $103.3 million and $103.4 million, respectively.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At March 31, 2009, management believed that it was more likely than not that the Company will not realize the full benefits of all deferred tax assets of OITRS;  therefore, an allowance for the full amount of the deferred tax assets has been recorded.  OITRS has abandoned the tax NOLs in the states where operations have ceased, and those deferred tax assets have been written-off.

During the three months ended March 31, 2009, approximately $52,000 of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of tax net operating losses to offset taxable income;  therefore, the tax provision is zero.  For the three month period ended March 31, 2008, the amount of the gross tax benefit generated by the losses incurred in this period are reduced by an offsetting valuation allowance of the same amount; therefore, the tax benefit is zero.  The income tax provision or benefit for the periods ended March 31, 2009 and 2008 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, pursuant to the provisions of accounting standard FIN 48, “Accounting for Uncertainty in Income Taxes,” OITRS recorded in 2008 a tax provision for $1.5 million for taxes that may be due on EII.  Interest through March 31, 2009 has been accrued in the amount of $0.4 million.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainly is resolved.

As of March 31, 2009, OITRS has an estimated federal tax net operating loss carryforward of approximately $269.3 million, and estimated available state tax NOLs of $67.7 million, which begin to expire in 2025, and are fully available to offset future taxable income.

(d) – Commitments and Contingencies

Loans Sold to Investors. Generally, OITRS is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, OITRS provided certain representations and warranties during the sale of mortgage loans which obligated it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans are secured by the related real estate properties, and can usually be sold directly to other permanent investors. There can be no assurance, however, that OITRS will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

OITRS recognizes a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. The liability is recorded as a reduction of the gain on sale of mortgage loans and included as part of other liabilities in the accompanying financial statements.

Changes in this liability for the three months ended March 31, 2009 and 2008 are presented below:

(in thousands)
	Three Months Ended March 31,
	2009	2008
Balance—Beginning of period	$7,303	$6,960
Provision	468	1,000
Settlements	(2,622)	-
Balance—End of period	$5,149	$7,960

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On September 5, 2007, OITRS filed a motion to dismiss Coast’s complaint based on the Florida Banking Statute of Frauds.  On February 25, 2008, the Court denied OITRS’s motion to dismiss, but the court subsequently clarified that the motion was denied because the Court needs additional facts in order to determine whether Coast’s claims are barred under the Florida Banking Statute of Frauds.  As a result, the parties conducted limited discovery relating to the Statute of Frauds and OITRS filed a motion for summary judgment in November, 2008; however, that motion was never ruled on because on February 3, 2009, Coast filed a motion for leave to amend its complaint. The Court ruled in favor of Coast on March 16, 2009 and OITRS was given 20 days, subsequently extended by three additional weeks, to answer the amended complaint.  On May 4, 2009, OITRS filed a response to the amended complaint.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  We believe the plaintiff’s claims in this matter are without merit and we intend to vigorously defend this case.

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

(e) – Fair Value

OITRS measures or monitors many of its assets on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. Examples of these include, loans held for sale, retained interests, trading and security held for sale. Depending on the nature of the asset or liability, OITRS uses various valuation techniques and assumptions when estimating the instrument’s fair value. These valuation techniques and assumptions are in accordance with SFAS No. 157.

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at March 31, 2009, Using
	Fair Value Measurements March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$409	$-	$-	$409
Retained interests, trading	14,554	-	-	14,554
Security held for sale	480	-	-	480

A reconciliation of activity for the three months ended March 31, 2009 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale
Beginning balance	$464	$15,601	$15
Gains included in earnings	26	1,274	465
Sales and collections	(81)	(2,321)	-
Ending Balance	$409	$14,554	$480

Gains and losses included in earnings for the three months ended March 31, 2009 are reported in income on discontinued mortgage banking activities.

NOTE  12.  SUBSEQUENT EVENT

On March 25, 2009, the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by Bimini Capital Trust I (BCT I) in May of 2005 (see Note 5).  The transaction was finalized on April 21, 2009. Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCT I were discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed $50 million of its junior subordinated notes issued to BCT I and recognized a gain of approximately $32 million on the early extinguishment of this debt.  The Company’s pro forma balance sheet as of March 31, 2009 giving effect to the transaction as if it had occurred on that date is presented in the table below.

(in thousands)
Pro Forma Balance Sheet, as of March 31, 2009 (Unaudited)
Assets
Total assets	$138,344

Liabilities and Stockholders’ Equity
Junior subordinated notes	$51,547
Other Liabilities	83.298
Total liabilities	134,845
Total stockholders’ equity	3,499
Total liabilities and stockholders’ equity	$138,344

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

DIVIDENDS TO STOCKHOLDERS

In order to maintain its qualification as a REIT, Bimini Capital is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code. In December 2008, the Internal Revenue Service (IRS) issued Revenue Procedure 2008-68, providing that the IRS will treat a REIT’s distribution of common stock that is declared with respect to a taxable year ending on or before December 31, 2009 as a qualifying dividend for purposes of the 90 percent distribution requirement so long as it meets certain conditions, including a cash limitation requirement that is not less than 10% of the entire distribution.

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

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the three months ended March 31, 2009, as compared to the Company’s results of operations for the three months ended March 31, 2008. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.

Consolidated net income for the three months ended March 31, 2009 was $2.2 compared to a consolidated net loss of $5.1 for the three months ended March 31, 2008. Consolidated net income per basic and diluted share of Class A Common Stock was $0.08, respectively, for the three months ended March 31, 2009, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $0.20, respectively, for the comparable prior period.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the three months ended March 31, 2009, Bimini Capital generated $3.67 million of interest income from MBS assets and $0.25 million of interest expense on repo liabilities, resulting in gross portfolio interest income of $3.42.  In addition, for the three months ended March 31, 2009, Bimini Capital incurred $2.1 million of interest expense on the junior subordinated notes resulting in net interest income of $1.3 million.  Gross portfolio interest income for the three months ended March 31, 2009 decreased by approximately $6.4 million from the same period in 2008.  The decrease is due to the substantially smaller portfolio offset to some extent by higher net interest margin available in the market in 2009. The results for the three months ended March 31, 2009, were also positively impacted by the Company’s implementation of its alternative investment strategy which employed interest only (IO) and inverse interest only (IIO) securities.  Such securities benefited from lower levels of one month LIBOR and slower repayments.

For the three months ended March 31, 2009, Bimini Capital’s general and administrative costs were approximately $0.95 million, compared to approximately $1.90 million for the three months ended March 31, 2008. Compensation and related benefits where approximately $0.53 million lower for the three months ended March 31, 2009, than for the same period in 2008.

Bimini Capital had $1.14 million in realized gains from the sales of securities in the MBS portfolio during the three months ended March 31, 2009, compared to gains of $0.32 million for the three months ended March 31, 2008.

For the three months ended March 31, 2009, Bimini Capital had income from continuing operations of $1.92 million.

As of March 31, 2009, the MBS portfolio consisted of $91.4 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.81% and a net weighted average borrowing cost of 0.72%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of March 31, 2009 and December 31, 2008:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
March 31, 2009
Adjustable-Rate MBS	$66,010	72.22%	4.48%	278	1-Nov-35	4.65	10.47%	7.16%
Hybrid Adjustable-Rate MBS	14,608	15.98%	6.04%	340	1-Aug-37	40.03	11.06%	2.00%
Total Mortgage Backed Pass Through	80,618	88.20%	4.81%	293	1-Aug-37	11.07	10.57%	6.09%
Derivative MBS	10,786	11.80%	5.17%	323	25-Jan-38	n/a	n/a	n/a
Total Mortgage Assets	$91,404	100.00%	4.81%	293	25-Jan-38	11.07	n/a	6.09%
December 31, 2008
Adjustable-Rate MBS	$70,632	41.0%	4.79%	276	1-Jan-36	7.76	10.37%	10.11%
Fixed-Rate MBS	24,884	14.5%	6.50%	356	1-Sep-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	63,068	36.6%	5.03%	335	1-Apr-38	49.65	10.03%	2.00%
Total Mortgage Backed Pass Through	158,584	92.1%	5.15%	312	1-Sep-38	27.52	10.21%	5.13%
Derivative MBS	13,524	7.9%	5.64%	348	25-Jan-38	0.34	n/a	n/a
Total Mortgage Assets	$172,108	100.0%	5.19%	315	1-Sep-38	25.02	n/a	5.13

(in thousands)
	March 31, 2009		December 31, 2008
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$89,360	97.76%	$141,364	82.1%
Freddie Mac	2,044	2.24%	30,744	17.9%
Total Portfolio	$91,404	100.00%	$172,108	100.0%

Entire Portfolio	March 31, 2009	December 31, 2008
Weighted Average Pass Through Purchase Price	$46.94	$102.05
Weighted Average Derivative Purchase Price	3.10	6.86
Weighted Average Pass Through Current Price	$101.42	$101.10
Weighted Average Derivative Current Price	$3.11	$6.98
Effective Duration (1)	0.468	1.279

(1) Effective duration of 0.468 indicates that an interest rate increase of 1.0% would be expected to cause a 0.468% decline in the value of the MBS in the Company’s investment portfolio at March 31, 2009.  An effective duration of 1.279 indicates that an interest rate increase of 1.0% would be expected to cause a 1.279% decline in the value of the MBS in the Company’s investment portfolio. These figures include the derivative securities in the portfolio.

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

The derivative MBS securities employed in the Company’s alternative investment strategy are inverse interest only and interest only securities.  Inverse interest only securities have coupons determined by one month LIBOR and as a result the value of such securities will be affected by actual or anticipated movements in one month LIBOR.  Both inverse interest only and interest only securities are especially sensitive to movements in prepayments of the underlying mortgage loans, as their cash flows are tied to the coupon interest of the underlying loans only.

Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Bimini Capital generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of March 31, 2009, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$66,010
Change in Fair Value		$528	$(528)	$(1,055)
Change as a % of Fair Value		0.80%	(0.80)%	(1.60)%
Hybrid Adjustable Rate MBS
Fair Value	$14,608
Change in Fair Value		$251	$(251)	$(503)
Change as a % of Fair Value		1.72%	(1.72)%	(3.44)%
Derivative MBS
Fair Value	$10,786
Change in Fair Value		$(352)	$352	$703
Change as a % of Fair Value		(3.26)%	3.26%	6.52%
Portfolio Total
Fair Value	$91,404
Change in fair Value		$428	$(428)	$(855)
Change as a % of Fair Value		0.47%	(0.47)%	(0.94)%
Cash
Fair Value	$22,113

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$66,010
Change in Fair Value		$414	$(597)	$(1,349)
Change as a % of Fair Value		0.63%	(0.90)%	(2.04)%
Hybrid Adjustable Rate MBS
Fair Value	$14,608
Change in Fair Value		$203	(343)	$(791)
Change as a % of Fair Value		1.39%	(2.35)%	(5.42)%
Derivative MBS
Fair Value	$10,786
Change in Fair Value		$(992)	$584	$349
Change as a % of Fair Value		(9.20)%	5.41%	3.24%
Portfolio Total
Fair Value	$91,404
Change in fair Value		$(374)	$(356)	$(1,791)
Change as a % of Fair Value		(0.41)%	(0.39)%	(1.96)%
Cash
Fair Value	$22,113

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

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended March 31, 2009, and the twenty previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
March 31, 2009	$131,756	3,674	-	277	10.31%	$111,715	254	0.91%	$3,420	9.41%	$1,933
December 31, 2008	199,338	3,093	-	458	5.29%	174,701	1,114	2.55%	1,979	2,74%	1,933
September 30, 2008	375,239	6,149	-	568	5.95%	326,577	4,193	5.14%	1,956	0.81%	1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

The net interest figures in the table above exclude interest associated with the trust preferred debt, which is reflected in the last column separately. The net interest figures do reflect the quarterly retrospective adjustment, where applicable.  For the three months ended March 31, 2009, the net margin was 941 basis points compared to 108 basis points for the three months ended March 31, 2008.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As previously disclosed, the Company sold or discontinued all residential mortgage origination activities at OITRS during 2007.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  As of March 31, 2009, there are no remaining originated mortgage servicing rights and mortgage loans held for sale are immaterial and not likely to result in meaningful income or loss.  Such assets are also held for sale.

Gains realized on the OITRS activities for the three months ended March 31, 2009, were approximately $0.24 million compared to a loss of approximately $4.33 million for the three months ended March 31, 2008.  The fair value adjustment of retained interest, trading was approximately $1.3 million and $(2.1) million for the three months ended March 31, 2009 and 2008, respectively.  The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $14.6 million as of March 31, 2009. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. The increase in value for the period ended March 31, 2009, was primarily due to slightly decreased forward LIBOR assumptions and the effect of discounting.

The table below provides details of OITRS’s gain (loss) on mortgage banking activities for the three months ended March 31, 2009 and 2008.  OITRS recognized a gain or loss on the sale of mortgages held for sale only when the loans were actually sold.

(in thousands)
	Three Months Ended March 31,
	2009	2008
Fair value adjustment of retained interests, trading	$1,274	$(2,120)
Losses on sales of mortgage loans and securities	(3)	59
Change in market value of security held for sale	465	-
Change in market value of mortgage loans held for sale	29	-
Gain (loss) on discontinued mortgage banking activities	$1,765	$(2,061)

General and administrative expenses of OITRS for the three months ended March 31, 2009, and 2008, respectively, were $1.00 million and $1.51 million.  For the three months ended March 31, 2009, legal and professional fees of $0.52 million and a reserve against a receivable of $0.27 million were the principal components of the general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and cash flows received by OITRS from the residual interests and collections from the master servicer that are used to repay intercompany debt.  Our principal uses of cash are the repayment of principal and interest on our repurchase agreements, purchases of MBS, funding our operations and, to the extent dividends are declared, making dividend payments on our capital stock.

As of March 31, 2009, Bimini Capital had funding in place via master repurchase agreements with one counterparty.  The counterparty to this agreement is not an affiliate of Bimini Capital. The agreement is secured by Bimini Capital’s MBS and bears interest rates that are based on a spread to LIBOR.

As of March 31, 2009, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $74.7 million with a net weighted average borrowing cost of 0.72%. Bimini Capital’s outstanding repurchase agreement obligation is due in less than 1 month.  Securing the repurchase agreement obligation as of March 31, 2009, are MBS with an estimated fair value, including accrued interest, of $80.9 million and a weighted average maturity of 290 months.

As of March 31, 2009, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparty:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
MF Global Inc.	$6,185	7

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

Given the current difficulties with respect to the availability of funding via the repurchase market, the Company has opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company has employed an alternative investment strategy utilizing derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly.  The leverage inherent in the securities replaces the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.

As more fully discussed in Note 5 to the financial statements, in May 2005, Bimini Capital completed a private offering of $51.6 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Bimini Capital of $51.6 million of junior subordinated notes. On March 25, 2009 the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by BCT I in May of 2005.  The transaction closed April 21, 2009. Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCT I where discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCT I. As a result of this transaction, the Company’s interest expense associated with its trust preferred securities will be reduced going forward and, because of the anticipated gain on early extinguishment of debt of approximately $32 million, the Company’s deficit in stockholders equity will be reduced or eliminated as of the date of closing.  All asset sales needed to fund the exchange occurred prior to March 31, 2009, and therefore no further reductions in the Company’s portfolio of MBS assets are necessary to complete the transaction.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. See Note 5 to the financial statements for a full description.

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

Outlook

The Company's results of operations for the three months ended March 31, 2009 continue to be impacted by the unprecedented disruptions in the securities markets and the global economy generally that began in the fall of 2008.  The market turmoil brought about a severe tightening of credit conditions and volatile asset prices.  In an effort to combat these developments, the administration of President Obama, the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve have taken unprecedented steps which have highly publicized in the financial press.  While the outcome of these developments continues to unfold and the end result is unclear, market conditions appear to be stabilizing.

The funding costs of the MBS portfolio have stabilized as well and the coupon on the MBS assets now exceeds the associated repurchase agreement funding costs. Also, the Company no longer needs to fund negative cash flow operations at OITRS, which in the past precluded the Company from reinvesting monthly pay-downs and also required the Company to sell MBS assets to generate funds throughout 2008.

The Company has implemented an alternative investment strategy to supplement the levered MBS strategy in an effort to continue to maximize our net interest income and maximize the earning capacity of our limited capital. Nonetheless, in spite of the positive effects of the early debt extinguishment of trust preferred debt referred to above, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given the continued tight credit conditions, which make access to funding precarious, and the reduced size of our portfolio, even with the benefit of our alternative investment strategy, no assurance can be made of our ability to generate sufficient net interest income to cover all of our costs.

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

As of March 31, 2009, and December 31, 2008, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	March 31, 2009	December 31, 2008
Balance Sheet Carrying value of retained interests – fair value	$14,554	$15,601
Weighted average life (in years)	12.83	14.76
Prepayment assumption (annual rate)	14.22%	19.36%
Impact on fair value of 10% adverse change	$(1,337)	$(1,838)
Impact on fair value of 20% adverse change	$(2,035)	$(3,086)
Expected Credit losses (annual rate)	6.37%	5.61%
Impact on fair value of 10% adverse change	$(1,900)	$(2,841)
Impact on fair value of 20% adverse change	$(3,544)	$(6,095)
Residual Cash-Flow Discount Rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(1,152)	$(1,540)
Impact on fair value of 20% adverse change	$(2,134)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(2,105)	$(2,692)
Impact on fair value of 20% adverse change	$(3,426)	$(5,067)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of March 31, 2009 and December 31, 2008.

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

Off-Balance Sheet Arrangements

As previously discussed, OITRS previously pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. OITRS held approximately $14.6 million of retained interests from securitizations as of March 31, 2009.

The cash flows associated with OITRS’s securitization activities over the three months ended March 31, 2009 and 2008, were as follows:

(in thousands)
	Three months Ended March 31,
	2009	2008
Net servicing fees (paid) received	$(1)	$467
Servicing advances and repayments	4,346	(2,344)
Cash flows received on retained interests	2,321	3,392

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On September 5, 2007, OITRS filed a motion to dismiss Coast’s complaint based on the Florida Banking Statute of Frauds.  On February 25, 2008, the Court denied OITRS’s motion to dismiss, but the court subsequently clarified that the motion was denied because the Court needs additional facts in order to determine whether Coast’s claims are barred under the Florida Banking Statute of Frauds.  As a result, the parties conducted limited discovery relating to the Statute of Frauds and OITRS filed a motion for summary judgment in November, 2008; however, that motion was never ruled on because on February 3, 2009, Coast filed a motion for leave to amend its complaint. The Court ruled in favor of Coast on March 16, 2009 and OITRS was given 20 days, subsequently extended by three additional weeks, to answer the amended complaint.  On May 4, 2009, OITRS filed a response to the amended complaint.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  We believe the plaintiff’s claims in this matter are without merit and we intend to vigorously defend this case.

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

ITEM 1A.  RISK FACTORS.

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements  contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse  effects on our  financial  condition,  results of  operations  and cash flows. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

The actions of the U.S. government, Federal Reserve and Treasury, including the establishment of the TALF and the PPIP, may adversely affect our business.

The Term Asset-Backed Securities Loan Facility (“TALF”) was first announced by the Treasury on November 25, 2008, and has been expanded in size and scope since its initial announcement.  Under the TALF, the Federal Reserve Bank of New York makes non-recourse loans to borrowers to fund their purchase of eligible assets, currently certain asset backed securities but not mortgage-backed securities. The nature of the eligible assets has been expanded several times. The Treasury has stated that through its expansion of the TALF, non-recourse loans will be made available to investors to certain fund purchases of legacy securitization assets. On March 23, 2009, the Treasury in conjunction with the FDIC, and the Federal Reserve, announced the Public-Private Investment Program (“PPIP”). The PPIP aims to recreate a market for specific illiquid residential and commercial loans and securities through a number of joint public and private investment funds.  The PPIP is designed to draw new private capital into the market for these securities and loans by providing government equity co-investment and attractive public financing.

These programs are still in early stages of development, and it is not possible to predict how the TALF, the PPIP, or other recent U.S. government actions will impact the financial markets, including current significant levels of volatility, or our current or future investments.  To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business may not receive any benefits from this legislation.  In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

In December 2008, the Internal Revenue Service (IRS) issued Revenue Procedure 2008-68, providing that the IRS will treat a REIT’s distribution of common stock that is declared with respect to a taxable year ending on or before December 31, 2009 as a qualifying dividend for purposes of the 90 percent distribution requirement so long as it meets certain conditions, including a cash limitation requirement that is not less than 10% of the entire distribution.  Management is evaluating this new guidance and its impact on any potential distributions for 2009.

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

10.17	Amended and Restated Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee.
10.18
Second Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and the Administrative Trustees named therein.

10.19	Indenture, dated as of October 5, 2005, between the Company and Wilmington Trust Company, as debenture trustee.
10.20
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

                                BIMINI CAPITAL MANAGEMENT, INC.

Date: May 11, 2009	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer