Form 10-Q
period 2009-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2009-08-10
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

As of August 10, 2009, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 27,314,203; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2009	December 31, 2008
ASSETS:
Mortgage-backed securities, trading:
Pledged to counterparties, at fair value	$75,158,923	$158,444,253
Unpledged, at fair value	19,334,510	13,664,242
Total mortgage-backed securities, trading	94,493,433	172,108,495
Cash and cash equivalents	4,820,584	7,668,581
Principal payments receivable	7,692	187,779
Accrued interest receivable	1,161,604	887,536
Property and equipment, net	4,021,057	4,062,116
Prepaids and other assets	2,174,821	4,590,601
Assets held for sale	25,905,470	43,287,020
Total Assets	$132,584,661	$232,792,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$69,887,365	$148,695,082
Junior subordinated notes due to Bimini Capital Trust I & II	51,547,000	103,097,000
Accrued interest payable	180,531	983,069
Accounts payable, accrued expenses and other	199,164	480,655
Liabilities related to assets held for sale	7,520,306	10,431,330
Total Liabilities	129,334,366	263,687,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of June 30 , 2009 and December 31, 2008	-	-

Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 27,314,203 shares issued and outstanding as of June 30, 2009 and 26,207,023 shares issued and outstanding as of December 31, 2008	27,314	26,207

Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of June 30 , 2009 and December 31, 2008	319	319

Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of June 30, 2009 and December 31, 2008	319	319

Additional paid-in capital	339,252,278	339,124,251
Accumulated deficit	(336,029,935)	(370,046,104)
Total Stockholders’ Equity (Deficit)	3,250,295	(30,895,008)
Total Liabilities and Stockholders’ Equity (Deficit)	$132,584,661	$232,792,128
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Interest income, net of amortization of premium and discount	$6,357,667	$16,897,697	$2,683,264	$6,786,804
Interest expense	(359,427)	(13,085,907)	(105,475)	(5,458,446)
Net interest income, before interest on junior subordinated notes	5,998,240	3,811,790	2,577,789	1,328,358
Interest expense on junior subordinated notes	(3,388,455)	(4,180,863)	(1,298,024)	(2,090,431)
Net interest income (expense)	2,609,785	(369,073)	1,279,765	(762,073)
Fair value adjustment - held for trading securities	1,717,597	(134,831)	1,160,488	(737,912)
Gain on sale of mortgage-backed securities, net	1,509,658	708,319	373,159	385,748
Revenues (expenses), net	5,837,040	204,415	2,813,412	(1,114,237)

Direct REIT operating expenses	302,770	373,613	149,466	188,324

General and administrative expenses:
Compensation and related benefits	611,924	1,673,344	291,677	827,966
Directors' fees and liability insurance	228,543	368,742	116,950	194,696
Audit, legal and other professional fees	559,468	455,469	165,206	61,382
Other administrative	256,200	758,726	133,816	268,098
Total general and administrative expenses	1,656,135	3,256,281	707,649	1,352,142

Total expenses	1,958,905	3,629,894	857,115	1,540,466

Gain on debt extinguishment	32,446,642	-	32,446,642	-

Income (loss) from continuing operations	36,324,777	(3,425,479)	34,402,939	(2,654,703)

Income (loss) from discontinued operations, net of tax	(2,308,608)	(36,238,946)	(2,544,155)	(31,905,445)

Net income (loss)	$34,016,169	$(39,664,425)	$31,858,784	$(34,560,148)

Basic And Diluted Net Income (Loss) Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$1.35	$(0.14)	$1.25	$(0.10)
Discontinued operations	(0.09)	(1.43)	(0.09)	(1.26)
Total basic net income (loss) per Class A share	$1.26	$(1.57)	$1.16	$(1.36)
Total diluted net income (loss) per Class A share	$1.25	$(1.57)	$1.16	$(1.36)
CLASS B COMMON STOCK
Continuing operations	$1.31	$(0.13)	$1.24	$(0.10)
Discontinued operations	(0.08)	(1.41)	(0.09)	(1.25)
Total basic and diluted net income (loss) per Class B share	$1.23	$(1.54)	$1.15	$(1.35)

Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic	26,750,819	25,023,908	27,165,402	25,118,066
Diluted	26,817,641	25,023,908	27,222,137	25,118,066
CLASS B COMMON STOCK, basic and diluted	319,388	319,388	319,388	319,388
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Six Months Ended June 30, 2009

	Common Stock, Amounts at par value			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balances, December 31, 2008	$26,207	$319	$319	$339,124,251	$(370,046,104)	$(30,895,008)
Net income	-	-	-	-	34,016,169	34,016,169
Issuance of Class A common shares for board compensation and equity plan share exercises, net	1,107	-	-	68,331	-	69,438
Amortization of equity plan compensation	-	-	-	59,696	-	59,696
Balances, June 30, 2009	$27,314	$319	$319	$339,252,278	$(336,029,935)	$3,250,295
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,016,169	$(39,664,425)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	2,308,608	36,238,946
Stock compensation	129,133	583,118
Depreciation and amortization	301,136	396,550
Gain on sale of mortgage-backed securities, net	(1,509,658)	(708,319)
Fair value adjustment - held for trading securities	(1,717,597)	134,831
Gain on extinguishment of long-term debt	(32,446,642)	-
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(274,068)	1,359,715
Decrease in prepaids and other assets	258,089	88,778
Increase (decrease) in accrued interest payable	41,284	(1,410,488)
(Decrease) increase in accounts payable, accrued expenses and other	(281,491)	986,558
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	824,963	(1,994,736)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(73,304,344)	(87,630,648)
Sales	141,950,058	241,307,931
Principal repayments	12,376,690	63,936,504
Purchases of property and equipment, and other	(9,205)	(12,152)
NET CASH PROVIDED BY INVESTING ACTIVITIES	81,013,199	217,601,635
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	8,800,000
Proceeds from repurchase agreements	1,246,853,449	2,655,653,975
Principal payments on repurchase agreements	(1,325,661,166)	(2,881,384,992)
Stock issuance costs, and other adjustments	-	(943)
Cash paid to extinguish long-term debt	(18,040,361)	-
NET CASH USED IN FINANCING ACTIVITIES	(96,848,078)	(216,931,960)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	12,161,919	9,378,045
Net cash used in financing activities	-	(18,000,000)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	12,161,919	(8,621,955)
	(2,847,998
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,847,997)	(9,947,016)
CASH AND CASH EQUIVALENTS, beginning of the period	7,668,581	27,284,760
CASH AND CASH EQUIVALENTS, end of the period	$4,820,584	$17,337,744

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,455,765	$19,938,708

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities transferred from available-for-sale to trading (at fair value)	$-	$1,714,096

Assets and liabilities retired through debt extinguishment transaction:
Investment in Bimini Capital Trust I	$1,550,000	$-
Unamortized debt issuance costs	356,820	-
Junior subordinated notes due to Bimini Capital Trust I	34,050,000	-
Accrued interest payable due to Bimini Capital Trust I	843,822	-

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2009

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

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC (“OFS”). Upon closing of the transaction, OFS became a wholly-owned taxable real estate investment trust (“REIT”) subsidiary of Bimini Capital.  This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”

On December 21, 2006, Bimini Capital sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million.  On May 27, 2008, Bimini Capital repurchased Citigroup Realty’s interest in OITRS for $0.05 million.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of Bimini Capital, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the operating assets of OITRS were sold.   Therefore, all OITRS’s assets are considered as held for sale, and OITRS is reported as a discontinued operation for all periods presented.  Bimini Capital now operates in a single business segment.

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

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of mortgage-backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The mortgage origination business, formerly conducted by OITRS is now designated as discontinued operations.

Liquidity

Throughout most of 2008 and to date during 2009 the financing markets utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, were severely distressed. Moreover, the turmoil that originated in the MBS market spread into many other financial markets and the global economy as a whole. The disruptions in the market prompted unprecedented intervention by the new administration of President Obama, the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve in an effort to restore stability. As a result of these efforts, market conditions have stabilized although credit conditions are still tight and it is unknown when and to what extent market conditions will fully recover. These conditions have and will continue to impact the Company.

As of June 30, 2009 the Company had approximately $69.9 million of outstanding obligations under repurchase agreements with maturities through July 10, 2009. Subsequent to period-end and through August 10, 2009, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2009 with maturities through August 27, 2009.  Should the Company be unable to continue extending the maturity of the remaining repurchase obligations, it may be forced to sell assets, which may result in losses upon such sales.  Accordingly, the Company has taken steps to augment its existing leveraged MBS portfolio with an alternative investment strategy since sufficient repurchase agreement funding is not available. The Company is currently employing an investment strategy that utilizes derivative mortgage-backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio. Such securities are not funded with repurchase agreements but instead purchased directly.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity (deficit) and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. The operating results for the interim period ended June 30, 2009 are not necessarily indicative of results that can be expected for the year ending December 31, 2009. The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements included in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates affecting the accompanying financial statements include the fair values of MBS, and certain discontinued operations related items including the deferred tax asset valuation allowance, the valuation allowance on mortgage loans held for sale, valuation of securities held for sale and the valuation of retained interests.

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

On March 25, 2009 the Company entered into an agreement with the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by Bimini Capital Trust I (BCTI).  Pursuant to the terms of the agreement, effective as of April 21, 2009, the obligations under the trust preferred capital securities issued by BCTI were discharged and the securities redeemed (see Note 12).  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCTI.  At June 30, 2009, the trust preferred securities of Bimini Capital Trust II (BCTII) remain outstanding.

Condensed Statement of Comprehensive Income (Loss)

A condensed statement of comprehensive income (loss) has not been included, per SFAS No. 130, “Reporting Comprehensive Income,” as the Company has no items of other comprehensive income (loss).  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Discontinued Operations

During the second quarter of 2007, the Company closed OITRS’s wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS. The remaining assets and liabilities are considered contingent and remain pursuant to the terms of the disposal of the operations with the exception of mortgage loans held for sale, security held for sale and retained interests for which the disposals of such has been delayed as a result of the current economic climate, however are still being actively marketed by the Company.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 11 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of June 30, 2009 and December 31, 2008.

The Company maintains cash balances at several banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2009, uninsured deposits were approximately $4.4 million.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations, and interest only securities or inverse interest only securities representing interest in or obligations backed by pools of mortgage loans (collectively, “Mortgage-Backed Securities” or “MBS”).  MBS transactions are recorded on the trade date.  Realized gains and losses on the sale of MBS are determined based on the specific identified cost of the security.

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

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies its investments in MBS as either trading, available-for-sale or held-to-maturity. The Company classified all of its securities acquired prior to June 30, 2007 as available-for-sale.  All securities acquired after June 30, 2007 are classified as trading.  On January 1, 2008, in connection with the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement 115, the Company transferred its remaining available-for-sale securities to trading and accordingly, recognized a $1.7 million fair value adjustment. All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value at June 30, 2009.

The Company’s investments in mortgage-related derivatives are carried at fair value on the balance sheet and are included with mortgage-backed securities. Income on MBS pass through securities classified as held for trading is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities classified as held for trading, the income is accrued based on the carrying value and the effective yield.  Cash received is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For inverse interest only securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value during the period are recorded in earnings and reported as a fair value adjustment-held for trading securities in the accompanying consolidated statements of operations.

Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. Mortgage backed securities are accounted for at fair value in the consolidated balance sheet. The methods and assumptions used to estimate fair value for these instruments are presented in Note 10 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, unsettled security transactions, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of June 30, 2009 due to the short term nature of these financial instruments.

It is impracticable to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and it is unclear what interest rates would be available to the Company.  Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in the Note 5 to the financial statements.

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

Bimini Capital’s property and equipment as of June 30, 2009 and December 31, 2008, is presented net of accumulated depreciation of $560,000 and $510,000, respectively. Depreciation expense was $50,000 and $25,000 for the six and three months ended June 30, 2009, respectively, and $77,000 and $44,000 for the six and three months ended June 30, 2008, respectively.

Repurchase Agreements

The Company finances the acquisition of the majority of its MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 93 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate.

Share-Based Compensation

The Company follows the provisions of SFAS No. 123(R), Share-Based Payment to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Share-based compensation was approximately $129,000 and $88,000 for the six and three months ended June 30, 2009, respectively, and $583,000 and $167,000 for the six and three months ended June 30, 2008, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting No. 168 (“FAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. FAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with US GAAP. FAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The adoption of FAS 168 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting No. 167 (“FAS 167), Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities.  FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reports thereafter. Earlier application is prohibited. The Company will adopt FAS 167 on January 1, 2010. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets.  FAS 166 is a revision of FASB Statement of Financial Accounting No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reports thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt FAS 166 on January 1, 2010. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The impact of adopting FSP FAS 157-4 did not have a material effect.

Additionally, in conjunction with FSP FAS 157-4, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the company had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value". Now the focus is on whether (1) the Company has the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI. FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS 115-2 and FAS 124-2 did not have a material effect.

In April, 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The impact of adopting FSP FAS 107-1 and APB 28-1 did not have a material effect.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following are the carrying values of Bimini Capital’s MBS portfolio as of June 30, 2009 and December 31, 2008:

(in thousands)
	June 30, 2009	December 31, 2008
Pass-Through Certificates:
Hybrid Arms and Balloons	$34,118	$63,068
Adjustable Rate Mortgages	41,041	70,632
Fixed Rate Mortgages	-	24,884
Total Pass-Through Certificates	75,159	158,584
Mortgage Derivative Certificates:
MBS Derivatives	19,334	13,524
Totals	$94,493	$172,108

As of June 30, 2009, securities with a carrying value of approximately $3.5 million had contractual maturities less than 36 months.  The remainder of Bimini Capital's MBS investments have contractual maturities greater than 36 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

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

      The Company has dividend eligible stock incentive plan shares that were outstanding during the periods ended June 30, 2009 and 2008. For the six and three months ended June 30, 2009, a weighted average of 82,654 and 159,152 of these incentive plan shares are included in the basic and diluted per share computations, as they have dividend participation rights. These stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, these incentive plan shares are not included, pursuant to EITF 03-6, in the three and six months ended June 30, 2008 basic EPS computations, even though they are participating securities.

The Company has also issued stock incentive plan shares that are not dividend eligible.  For the computation of diluted EPS for the six and three months ended June 30, 2009, a weighted average of 67,000 and 57,000 of these incentive plan shares have been included.  These shares were excluded from the calculation for the six and three months ended June 30, 2008, as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

    (in thousands, except per share data)
	(Unaudited)		(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Basic and diluted EPS per Class A common share:
Numerator: net income (loss) allocated to the Class A common shares	$33,623	$(39,171)	$31,491	$(34,130)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	27,314	25,350	27,314	25,350
Effect of weighting	(563)	(326)	(149)	(232)
Weighted average shares-basic	26,751	25,024	27,165	25,118
Effect of dilutive stock incentive plan shares	67	-	57	-
Weighted average shares-diluted	26,818	25,024	27,222	25,118
Basic EPS per Class A common share	$1.26	$(1.57)	$1.16	$(1.36)
Diluted EPS per Class A common share	$1.25	$(1.57)	$1.16	$(1.36)
Basic and diluted EPS per Class B common share:
Numerator: net income (loss) allocated to Class B common shares	$393	$(493)	$368	$(430)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319	319
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319	319	319	319
Basic and diluted EPS per Class B common share	$1.23	$(1.54)	$1.15	$(1.35)

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2009, Bimini Capital had outstanding repurchase obligations of approximately $69.9 million with a net weighted average borrowing rate of 0.49% and these agreements were collateralized by MBS with a fair value of approximately $75.4 million.  As of December 31, 2008, Bimini Capital had outstanding repurchase obligations of approximately $148.7 million with a net weighted average borrowing rate of 1.89%, and these agreements were collateralized by MBS with a fair value of approximately $159.1 million.

As of June 30, 2009 and December 31, 2008, all of Bimini Capital's repurchase agreements had remaining maturities of 30 days or less.

The following summarizes information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity as of June 30, 2009 and December 31, 2008.

(in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
June 30, 2009
MF Global , Inc.	$5,521	8
December 31, 2008
MF Global , Inc.	10,270	11

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

At June 30, 2009, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. Obligations related to these statutory trusts are presented below.

(in thousands)
	June 30, 2009	December 31, 2008
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$-	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes had a fixed rate of interest until 2010, of 7.61% and thereafter, through maturity in 2035, the rate would float at a spread of 3.30% over the prevailing three-month LIBOR rate.  During the six months ended June 30, 2009, the Company entered into an agreement pursuant to which the obligations under the trust preferred capital securities issued by BCTI where discharged and the securities redeemed and the junior subordinated notes issued to BCTI were redeemed.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 6.  CAPITAL STOCK

During the six and three months ended June 30, 2009, the Company issued a total of 1,009,373 and 290,623 shares of its Class A Common Stock to its independent directors for the payment of director fees for services rendered and 97,807 and 72,391 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through June 16, 2014. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the six months ended June 30, 2009 and 2008 totaled approximately, $60,000 and $425,000, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the six month periods ended June 30, 2009 and 2008 is presented below:

	Six Months Ended June 30,
	2009		2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	132,369	$0.58	127,372	$11.36
Granted	1,000,000	0.15	250,000	0.26
Vested	(81,974)	0.74	(80,125)	6.33
Forfeited	(50,395)	0.32	(106,255)	5.82
Nonvested, at June 30	1,000,000	$0.15	190,992	$2.03

As of June 30, 2009, there was approximately $149,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a weighted-average period of 59.5 months.  All of the remaining unvested awards at June 30, 2009 have dividend participation rights.

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

Guarantees

Bimini Capital guaranteed the performance of OITRS with respect to certain contractual obligations arising in connection with the sale of mortgage servicing rights by OITRS. See also Note 11(d). During the six months ended June 30, 2009, the Company entered into an agreement with the counterparty to the sale of the mortgage servicing rights which terminated this guarantee.

NOTE 9.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is determined in accordance with the Code, which is different from the Company’s financial statement net income (loss) as determined in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.  Bimini’s REIT taxable income for the six-months ended June 30, 2009 is estimated to be $6.4 million;  this amount includes the gain on the debt extinguishment described in Note 12, and it is net of a tax net operating loss carryforward further described below.

During the six months ended June 30, 2009, book gains of approximately $1.5 million were realized on MBS sales; for tax purposes, the realized net capital gains from the MBS portfolio were approximately $3.7 million.  Since there are tax capital losses available to offset these gains, the tax gains do not increase REIT taxable income.  As of June 30, 2009, the REIT has approximately $68.6 million of remaining tax capital loss carryforwards that are immediately available to offset future tax capital gains.  These tax capital loss carryforwards begin to expire in 2012.

As of March 31, 2009, the REIT had an estimated tax net operating loss carryforward of $22.5 million that was immediately available to offset future REIT taxable income.  This net operating loss carryforward is expected to be fully utilized in 2009 to offset REIT taxable income, including the realized tax gain on the debt extinguishment.

During April 2009, the Company received updated information from the issuers of certain of its portfolio securities regarding the year 2008 taxation of the cash flows received from those securities.  This new information, along with other tax reporting adjustments, resulted in the Company changing its computation of the estimated net REIT taxable loss for the year ended December 31, 2008.  The Company’s estimated REIT taxable loss for the year 2008 is approximately $14.1 million, and the cumulative REIT net operating loss carryover into the year ending December 31, 2009 is approximately $21.1 million.  These year 2008 amounts are still subject to further adjustment, because as of July 31, 2009, the issuers of certain of the Company’s portfolio securities have not yet reported their year 2008 tax results.  These tax reporting changes have no impact on GAAP earnings.

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

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of June 30, 2009 is determined as follows:

(in thousands)
Fair Value Measurements as of June 30, 2009, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	94,493
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$94,493

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the six and three months ended June 30, 2009 and 2008 were as follows:

(in thousands)
	Six Months Ended June 30,		Three Months ended June 30,
	2009	2008	2009	2008
Revenues
Interest income	$82	$3	$19	$2
Interest expense	-	(15)	-	(10)
Net interest income (deficiency)	82	(12)	19	(8)
Loss on discontinued mortgage banking activities
Fair value adjustment on retained interest, trading	(916)	(34,830)	(2,190)	(32,710)
Other discontinued mortgage banking activities	501	(47)	10	(106)
Other income and expenses, net of non-recurring items	120	1,837	44	1,591
Net servicing income (loss)	(245)	965	(40)	790
Other interest expense and loss reserves	(468)	(1,241)	-	(56)
Deficiency of revenues	(926)	(33,328)	(2,157)	(30,499)
Expenses
General and administrative expenses	(1,383)	(2,911)	(387)	(1,406)
Loss from discontinued operations, net of taxes	$(2,309)	$(36,239)	$(2,544)	$(31,905)

The assets and liabilities of OITRS included in the consolidated balance sheets as of June 30, 2009 and December 31, 2008 were as follows:

(in thousands)
	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$47	$35
Mortgage loans held for sale (a)	409	464
Retained interests, trading (b)	8,997	15,601
Security held for sale	438	15
Receivables	12,813	23,792
Prepaids and other assets	3,201	3,380
Assets held for sale	$25,905	$43,287
Liabilities
Accounts payable, accrued expenses and other (d)	7,520	10,431
Liabilities related to assets held for sale	$7,520	$10,431

(a) - Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following as of June 30, 2009 and December 31, 2008:

(in thousands)
	June 30, 2009	December 31, 2008
Mortgage loans held for sale, and other, net	$2,869	$3,022
Valuation allowance	(2,460)	(2,558)
Total	$409	$464

(b) – Retained interest, trading

The following table summarizes OITRS’s residual interests in securitizations as of June 30, 2009 and December 31, 2008:

 (in thousands)
Series	Issue Date	June 30, 2009	December 31, 2008
HMAC 2004-1	March 4, 2004	$848	$2,441
HMAC 2004-2	May 10, 2004	1,358	2,735
HMAC 2004-3	June 30, 2004	1,763	1,281
HMAC 2004-4	August 16, 2004	2,420	1,867
HMAC 2004-5	September 28, 2004	1,074	3,080
HMAC 2004-6	November 17, 2004	1,476	1,846
OMAC 2005-1	January 31, 2005	14	999
OMAC 2005-2	April 5, 2005	44	169
OMAC 2005-3	June 17, 2005	-	1,181
OMAC 2005-4	August 25, 2005	-	2
OMAC 2005-5	November 23, 2005	-	-
OMAC 2006-1	March 23, 2006	-	-
OMAC 2006-2	June 26, 2006	-	-
Total		$8,997	$15,601

As of June 30, 2009 and December 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	June 30, 2009	December 31, 2008
Balance sheet carrying value of retained interests – fair value	$8,997	$15,601
Weighted average life (in years)	3.32	14.76
Prepayment assumption (annual rate)	14.26%	19.36%
Impact on fair value of 10% adverse change	$(209)	$(1,838)
Impact on fair value of 20% adverse change	$(240)	$(3,086)
Expected credit losses (% of original unpaid principal balance)	7.20%	5.61%
Impact on fair value of 10% adverse change	$(512)	$(2,841)
Impact on fair value of 20% adverse change	$(1,127)	$(6,095)
Residual cash-flow discount rate	27.5%	27.50%
Impact on fair value of 10% adverse change	$(172)	$(1,540)
Impact on fair value of 20% adverse change	$(330)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(658)	$(2,692)
Impact on fair value of 20% adverse change	$(1,206)	$(5,067)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of June 30, 2009 and December 31, 2008.

Credit loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following credit loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)
Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through June 30, 2009	Projected Future Credit Losses as of June 30, 2009	Projected Total Credit Losses as of June 30, 2009
HMAC 2004-1	March 4, 2004	$309,710	0.77%	0.95%	1.72%
HMAC 2004-2	May 10, 2004	388,737	1.02%	1.14%	2.16%
HMAC 2004-3	June 30, 2004	417,055	0.97%	0.90%	1.87%
HMAC 2004-4	August 16, 2004	410,123	0.81%	0.56%	1.37%
HMAC 2004-5	September 28, 2004	413,875	1.03%	1.62%	2.65%
HMAC 2004-6	November 17, 2004	761,027	1.40%	2.07%	3.47%
OMAC 2005-1	January 31, 2005	802,625	2.02%	2.26%	4.28%
OMAC 2005-2	April 5, 2005	883,987	2.15%	2.63%	4.78%
OMAC 2005-3	June 17, 2005	937,117	2.23%	4.03%	6.26%
OMAC 2005-4	August 25, 2005	1,321,739	3.38%	4.81%	8.19%
OMAC 2005-5	November 23, 2005	986,277	4.39%	6.10%	10.49%
OMAC 2006-1	March 23, 2006	934,441	4.56%	9.12%	13.68%
OMAC 2006-2	June 26, 2006	491,572	7.56%	15.32%	22.88%
Total		$9,058,285	2.79%	4.41%	7.20%

The table below summarizes certain cash flows received from securitization trusts:

(in thousands)
	Six months Ended June 30,
	2009	2008
Net servicing fees received	$-	$845
Servicing repayments	8,184	786
Cash flows received on retained interests	5,688	10,671

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of June 30, 2009 and December 31, 2008:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
June 30, 2009	$3,583,127	$829,322	$252,532
December 31, 2008	3,920,433	728,884	129,715

(c) - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of June 30, 2009 and December 31, 2008, all deferred tax assets are fully provided for with a valuation allowance.  Substantially all of the deferred tax assets are a result of net tax losses incurred.  The deferred tax assets and offsetting valuation allowances at June 30, 2009 and December 31, 2008 were approximately $101.2 million and $103.4 million, respectively.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At June 30, 2009, management believed that it was more likely than not that the Company will not realize the full benefits of all deferred tax assets of OITRS;  therefore, an allowance for the full amount of the deferred tax assets has been recorded.  OITRS has abandoned the tax NOLs in the states where operations have ceased, and those deferred tax assets have been written-off.

For the six month periods ended June 30, 2009 and 2008, the amount of the gross tax benefit generated by the losses incurred in these period are reduced by an offsetting valuation allowance of the same amount; therefore, the tax benefit is zero.  The income tax provision or benefit for the periods ended June 30, 2009 and 2008 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, pursuant to the provisions of accounting standard FIN 48, “Accounting for Uncertainty in Income Taxes,” OITRS recorded in 2008 a tax provision for $1.5 million for taxes that may be due on EII.  Interest through June 30, 2009 has been accrued in the amount of $0.4 million.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainty is resolved.

As of June 30, 2009, OITRS has an estimated federal tax net operating loss carryforward of approximately $272.1 million, and estimated available state tax NOLs of $67.1 million, which begin to expire in 2025, and are fully available to offset future taxable income.

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

Changes in this liability for the six months ended June 30, 2009 and 2008 are presented below:

(in thousands)
	Six Months Ended June 30,
	2009	2008
Balance—Beginning of period	$7,303	$6,960
Provision	468	1,000
Settlements	(2,622)	(1,416)
Balance—End of period	$5,149	$6,544

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at June 30, 2009, Using
	Fair Value Measurements June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$409	$-	$-	$409
Retained interests, trading	8,997	-	-	8,997
Security held for sale	438	-	-	438

A reconciliation of activity for the six months ended June 30, 2009 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale
Beginning balance	$464	$15,601	$15
Gains (losses) included in earnings	27	(916)	476
Sales and collections	(82)	(5,688)	(53)
Ending Balance	$409	$8,997	$438

Gains and losses included in earnings for the six months ended June 30, 2009 are reported in income on discontinued mortgage banking activities.

NOTE 12.   GAIN ON EXTINGUISHMENT OF DEBT

During the six months ended June 30, 2009, the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by Bimini Capital Trust I (BCTI) in May of 2005 (see Note 5).  Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCTI were discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed $50 million of its junior subordinated notes issued to BCTI and recognized a gain of approximately $32.4 million on the early extinguishment of this debt.

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

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. When market conditions are not under severe stress as they are currently, Bimini Capital intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate.  For purposes of this calculation, Bimini Capital treats its junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party as well.  On June 30, 2007, OITRS entered into an amendment to this agreement.  The proceeds of the transactions were approximately $1.5 million plus the assumption of certain liabilities of OITRS.  The transaction, coupled with the disposal of the conduit and wholesale origination channels, resulted in a loss of approximately $10.5 million.  OITRS has not operated a mortgage loan origination business and the results of such operations are reported as discontinued operations.

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

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the six and three months ended June 30, 2009, as compared to the Company’s results of operations for the six and three months ended June 30, 2008. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. As stated above, results of those operations are reported in the financial statements as discontinued operations.

Consolidated net income for the six and three months ended June 30, 2009 was $34.0 million and $31.9 million, respectively, compared to a consolidated net loss of $39.7 million and $34.6 million, respectively, for the six and three months ended June 30, 2008. Consolidated net income per basic and diluted share of Class A Common Stock was $1.26 and $1.25, respectively, for the six months ended June 30, 2009, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $1.57, for the comparable prior period.  Consolidated net income per basic and diluted share of Class A Common Stock was $1.16 for the three months ended June 30, 2009, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $1.36, for the comparable prior period.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the six and three months ended June 30, 2009, Bimini Capital generated $6.4 million and $2.7 million, respectively, of interest income from MBS assets and $0.4 million and $0.1 million, respectively, of interest expense on repo liabilities, resulting in gross portfolio interest income of $6.0 million and $2.6 million, respectively.  All repurchase agreement liabilities and the associated interest expense are the result of pledging MBS pass through securities as part of a financing agreement.  Only the MBS pass throughs are pledged. The various MBS derivatives employed in the Company’s alternative investment strategy are not pledged as part of financing arrangements or levered in any way.  In addition, for the six and three months ended June 30, 2009, Bimini Capital incurred $3.4 million and $1.3 million, respectively, of interest expense on the junior subordinated notes resulting in net interest income of $2.7 million and $1.3 million, respectively.  Gross portfolio interest income for the six and three months ended June 30, 2009 decreased by approximately $10.5 million and $4.2 million, respectively, from the same period in 2008.  The decrease is due to the substantially smaller portfolio offset to some extent by higher net interest margin available in the market in 2009. For the six and three month periods ended June 30, 2008, average investment securities held were approximately $607 million and $520 million, respectively.  For the comparable periods in the 2009, the average investment securities held were approximately $133 million and $93 million, respectively.
The results for the six and three months ended June 30, 2009, were also positively impacted by the Company’s implementation of its alternative investment strategy which employed interest only (IO) and inverse interest only (IIO) securities.  Such securities benefited from lower levels of one month LIBOR and slower repayments.

For the six and three months ended June 30, 2009, Bimini Capital’s general and administrative costs were approximately $1.7 million and $0.7 million, respectively, compared to approximately $3.3 million and $1.4 million for the six and three months ended June 30, 2008. The largest elements of general and administrative costs are compensation and related benefits.  Compensation and related benefits were approximately $1.1 million and $0.5 million lower for the six and three months ended June 30, 2009, respectively, than for the same periods in 2008. At June 30, 2009, Bimini Capital had 5 full time and two part time employees.  At June 30, 2008, the comparable figures were 11 full time and no part time employees.

Bimini Capital had $1.5 million and $0.4 million in realized gains from the sales of securities in the MBS portfolio during the six and three months ended June 30, 2009, respectively, compared to gains of $0.7 million and $0.4 million for the six and three months ended June 30, 2008, respectively.  The sales were consummated in order to facilitate either the debt exchange of our trust preferred debt (in 2009), or to fund the wind down of the mortgage company in 2008.

For the six and three months ended June 30, 2009, Bimini Capital had income from continuing operations of $36.3 million and $34.4 million, respectively.

As of June 30, 2009, the MBS portfolio consisted of $94.5 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.58% and a net weighted average borrowing cost of 0.49%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of June 30, 2009 and December 31, 2008:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
June 30, 2009
Adjustable-Rate MBS	$41,041	43.43%	3.83%	257	1-Jun-35	3.46	10.76%	9.64%
Hybrid Adjustable-Rate MBS	34,118	36.11%	4.79%	312	1-Aug-36	18.71	10.23%	2.00%
Total Mortgage Backed Pass Through	75,159	79.54%	4.58%	281	1-Aug-36	10.38	10.52%	5.60%
Derivative MBS	19,334	20.46%	5.80%	277	25-Jun-39	n/a	n/a	n/a
Total Mortgage Assets	$94,493	100.00%	4.58%	281	25-Jun-39	10.38	n/a	5.60%
December 31, 2008
Adjustable-Rate MBS	$70,632	41.0%	4.79%	276	1-Jan-36	7.76	10.37%	10.11%
Fixed-Rate MBS	24,884	14.5%	6.50%	356	1-Sep-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	63,068	36.6%	5.03%	335	1-Apr-38	49.65	10.03%	2.00%
Total Mortgage Backed Pass Through	158,584	92.1%	5.15%	312	1-Sep-38	27.52	10.21%	5.13%
Derivative MBS	13,524	7.9%	5.64%	348	25-Jan-38	0.34	n/a	n/a
Total Mortgage Assets	$172,108	100.0%	5.19%	315	1-Sep-38	25.02	n/a	5.13

(in thousands)
	June 30, 2009		December 31, 2008
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$88,926	94.11%	$141,364	82.1%
Freddie Mac	5,567	5.89%	30,744	17.9%
Total Portfolio	$94,493	100.00%	$172,108	100.0%

Entire Portfolio	June 30, 2009	December 31, 2008
Weighted Average Pass Through Purchase Price	$102.25	$102.05
Weighted Average Derivative Purchase Price	4.39	6.86
Weighted Average Pass Through Current Price	$102.28	$101.10
Weighted Average Derivative Current Price	$4.59	$6.98
Effective Duration (1)	0.960	1.279

(1) Effective duration of 0.960 indicates that an interest rate increase of 1.0% would be expected to cause a 0.960% decline in the value of the MBS in the Company’s investment portfolio at June 30, 2009.  An effective duration of 1.279 indicates that an interest rate increase of 1.0% would be expected to cause a 1.279% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2008. These figures include the derivative securities in the portfolio.

In evaluating Bimini Capital’s MBS portfolio assets and their performance, Bimini Capital’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.  The Company employs two investment strategies, one involving MBS pass through securities that are leveraged via repurchase agreement financing,  and a second involving derivative MBS securities.  Our alternative investment strategy, which employs the derivative MBS securities, does not involve the use of leverage applied to the MBS derivative securities.

With respect to our levered MBS pass through strategy, Bimini Capital’s portfolio of MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS, hybrid adjustable-rate MBS and balloon maturity MBS. Bimini Capital seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Bimini Capital’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

The derivative MBS securities employed in the Company’s alternative investment strategy are inverse interest only and interest only securities.  Inverse interest only securities have coupons determined by one month LIBOR and as a result the value of such securities will be affected by actual or anticipated movements in one month LIBOR.  Both inverse interest only and interest only securities are especially sensitive to movements in prepayments of the underlying mortgage loans, as their cash flows are tied to the coupon interest of the underlying loans only.  This strategy does involve the use of any form of financing to apply leverage to the derivative portfolio.

Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Bimini Capital generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of June 30, 2009, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$41,041
Change in Fair Value		$489	$(489)	$(978)
Change as a % of Fair Value		1.19%	(1.19)%	(2.38)%
Hybrid Adjustable Rate MBS
Fair Value	$34,118
Change in Fair Value		$495	$(495)	$(990)
Change as a % of Fair Value		1.45%	(1.45)%	(2.90)%
Derivative MBS
Fair Value	$19,334
Change in Fair Value		$(77)	$77	$154
Change as a % of Fair Value		(0.40)%	0.40%	0.80%
Portfolio Total
Fair Value	$94,493
Change in fair Value		$907	$(907)	$(1,814)
Change as a % of Fair Value		0.96%	(0.96)%	(1.92)%
Cash
Fair Value	$4,821

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$41,041
Change in Fair Value		$406	$(541)	$(1,178)
Change as a % of Fair Value		0.99%	(1.32)%	(2.87)%
Hybrid Adjustable Rate MBS
Fair Value	$34,118
Change in Fair Value		$258	(690)	$(1,611)
Change as a % of Fair Value		0.76%	(2.02)%	(4.72)%
Derivative MBS
Fair Value	$19,334
Change in Fair Value		$(1,729)	$708	$(406)
Change as a % of Fair Value		(8.94)%	3.66%	(2.10)%
Portfolio Total
Fair Value	$94,493
Change in fair Value		$(1,065)	(523)	$(3,195)
Change as a % of Fair Value		(1.13)%	(0.55)%	(3.38)%
Cash
Fair Value	$4,821

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

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended June 30, 2009, and the twenty one previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
June 30, 2009	$92,949	2,683	-	627	8.85%	$72,312	105	0.58%	$2,578	8.27%	$1,204
March 31, 2009	131,756	3,674	-	277	10.31%	111,715	254	0.91%	3,420	9.41%	1,933
December 31, 2008	199,338	3,093	-	458	5.29%	174,701	1,114	2.55%	1,979	2.74%	1,933
September 30, 2008	375,239	6,149	-	568	5.95%	326,577	4,193	5.14%	1,956	0.81%	1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

The net interest figures in the table above exclude interest associated with the trust preferred debt, which is reflected in the last column separately. The net interest figures do reflect the quarterly retrospective adjustment, where applicable.  For the three months ended June 30, 2009, the net margin was 827 basis points compared to 29 basis points for the three months ended June 30, 2008.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As previously disclosed, the Company sold or discontinued all residential mortgage origination activities at OITRS during 2007.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  As of June 30, 2009, there are no remaining sources of revenue, nor have there been, outside of a small servicing portfolio, since 2007.  The only expenses incurred relate to legal expenses associated with various legal matters stemming from the mortgage loan origination operations, the allocation of audit fees, storage costs associated with mortgage loan files and various other minor administrative expenses.  However, the results of discontinued operations are impacted by the mark to market of the retained interest in securitizations.  There are no longer any originated mortgage servicing rights and mortgage loans held for sale are immaterial and not likely to result in meaningful income or loss.  Such assets are also held for sale.

Losses on OITRS activities for the six and three months ended June 30, 2009, were approximately $2.3 million and $2.5 million, respectively, compared to a losses of approximately $36.2 million and $32.0 million for the six and three months ended June 30, 2008, respectively.  The fair value adjustment of retained interest, trading was approximately $(0.9) million and $(2.2) million for the six and three months ended June 30, 2009, respectively, compared to $(34.8) million and $(32.7) million, respectively for the same periods in 2008.  The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $9.0 million as of June 30, 2009. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. The decrease in value for the period ended June 30, 2009, was primarily due to increased projected losses, driven by deteriorating fundamentals in the economy, and to a lesser extent, slightly increased forward LIBOR assumptions.

The table below provides details of OITRS’s gain (loss) on its discontinued mortgage banking activities for the six and three months ended June 30, 2009 and 2008.  OITRS recognized a gain or loss on the sale of mortgages held for sale only when the loans were actually sold.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Fair value adjustment of retained interests, trading	$(916)	$(34,830)	$(2,190)	$(32,710)
Losses on sales of mortgage loans and securities	(5)	(35)	(2)	(93)
Change in market value of security held for sale	476	-	11	-
Change in market value of mortgage loans held for sale	30	(12)	1	(12)
Loss on discontinued mortgage banking activities	$(415)	$(34,877)	$(2,180)	$(32,815)

General and administrative expenses of OITRS for the six and three months ended June 30, 2009 were $1.4 million and $0.4 million, respectively, compared to $2.9 million and $1.4 million, respectively, for the six and three months ended June 30, 2008.  For the six months ended June 30, 2009, legal and professional fees of $0.5 million and a reserve against a receivable of $0.3 million were the principal components of the general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and cash flows received from  OITRS as  repayment of the intercompany debt.  The principal sources of cash at OITRS are the residual interests and collections of advances made on their servicing portfolio before it was surrendered in 2008.  Our principal uses of cash are the repayment of principal and interest on our repurchase agreements, purchases of MBS, funding our operations and, to the extent dividends are declared, making dividend payments on our capital stock.

As of June 30, 2009, Bimini Capital had funding in place via master repurchase agreements with one counterparty.  The counterparty to this agreement is not an affiliate of Bimini Capital. The agreement is secured by Bimini Capital’s MBS and bears interest rates that are based on a spread to LIBOR.

As of June 30, 2009, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $69.9 million with a net weighted average borrowing cost of 0.49%. Bimini Capital’s outstanding repurchase agreement obligation is due in less than 30 days.  Securing the repurchase agreement obligation as of June 30, 2009, are MBS with an estimated fair value, including accrued interest, of $75.4 million and a weighted average maturity of 283 months.

As of June 30, 2009, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparty:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
MF Global Inc.	$5,521	8

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As more fully discussed in Note 5 to the consolidated financial statements, in May 2005, Bimini Capital completed a private offering of $51.6 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Bimini Capital of $51.6 million of junior subordinated notes. During the six months ended June 30, 2009, the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by BCTI in May of 2005.  Pursuant to the terms of the agreement, the obligations under the trust preferred capital securities issued by BCTI where discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCTI.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. See Note 5 to the consolidated financial statements for a full description.

As a result of the transaction with respect to BCTI, the Company’s interest expense associated with its trust preferred securities will be reduced going forward and, because of the gain on early extinguishment of debt of approximately $32.4 million, the Company’s stockholders’ deficit was eliminated as of June 30, 2009.

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

As of June 30, 2009, and December 31, 2008, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	June 30, 2009	December 31, 2008
Balance Sheet Carrying value of retained interests – fair value	$8,997	$15,601
Weighted average life (in years)	3.32	14.76
Prepayment assumption (annual rate)	14.26%	19.36%
Impact on fair value of 10% adverse change	$(209)	$(1,838)
Impact on fair value of 20% adverse change	$(240)	$(3,086)
Expected Credit losses (annual rate)	7.20%	5.61%
Impact on fair value of 10% adverse change	$(512)	$(2,841)
Impact on fair value of 20% adverse change	$(1,127)	$(6,095)
Residual Cash-Flow Discount Rate	27.5%	27.50%
Impact on fair value of 10% adverse change	$(172)	$(1,540)
Impact on fair value of 20% adverse change	$(330)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(658)	$(2,692)
Impact on fair value of 20% adverse change	$(1,206)	$(5,067)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of June 30, 2009 and December 31, 2008.

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

Off-Balance Sheet Arrangements

As previously discussed, OITRS previously pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. OITRS held approximately $9.0 million of retained interests from securitizations as of June 30, 2009.

The cash flows associated with OITRS’s securitization activities over the six months ended June 30, 2009 and 2008, were as follows:

(in thousands)
	Six months Ended June 30
	2009	2008
Net servicing fees (paid) received	$-	$845
Servicing advances and repayments	8,184	786
Cash flows received on retained interests	5,688	10,671

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought. The resolution of such lawsuits and claims is inherently unpredictable.  See Notes 8 and 11(d) to the Company’s accompanying consolidated financial statements for a description of certain of these matters.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On September 5, 2007, OITRS filed a motion to dismiss Coast’s complaint based on the Florida Banking Statute of Frauds.  On February 25, 2008, the Court denied OITRS’s motion to dismiss, but the court subsequently clarified that the motion was denied because the Court needs additional facts in order to determine whether Coast’s claims are barred under the Florida Banking Statute of Frauds.  As a result, the parties conducted limited discovery relating to the Statute of Frauds and OITRS filed a motion for summary judgment in November, 2008; however, that motion was never ruled on because on February 3, 2009, Coast filed a motion for leave to amend its complaint. The Court ruled in favor of Coast on March 16, 2009 and OITRS was given 20 days, subsequently extended by three additional weeks, to answer the amended complaint.  On May 4, 2009, OITRS filed a response to the amended complaint.  The amended complaint differs from the original complaint in that it alleges certain new facts and amends the nature of certain claims.  We believe the plaintiff’s claims in this matter are without merit and we intend to vigorously defend this case.

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

These programs have not been in place long enough to accurately gauge their impact on the financial markets.  To the extent  they do not function as intended, our business may not receive any benefits from this legislation.  In addition, the U.S. government, Federal Reserve, Treasury and other governmental and regulatory bodies have taken, and may continue to take,  actions to address the disruptions caused by the financial crisis that occurred in late 2008 and early 2009. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company’s 2009 Annual Meeting of Stockholders held on June 16, 2009, the following matters were submitted to a vote of the Company’s stockholders:

1. Election of Directors.  Frank E. Jaumot was elected and Robert J. Dwyer was re-elected as directors of the Company.  Mr. Jaumot was elected as a Class I director to serve until the Company's 2010 Annual Meeting of Stockholders.  Mr. Dwyer was re-elected as a Class III director to serve until the Company's 2012 Annual Meeting of Stockholders.  For each director nominee, votes were cast as follows:

NOMINEE	FOR	ABSTAIN
Robert E. Jaumot	16,974,455	5,792,373
Robert J. Dwyer	20,069,519	2,697,309

The following directors continued in office after the meeting:

Robert E. Cauley.

2. Ratification of Appointment of Independent Registered Public Accounting Firm.  At the meeting, the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified by the Company’s stockholders.  The number of votes cast for and against the ratification of BDO Seidman, LLP and the number of abstentions and broker non-votes were as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
20,650,856	0	2,115,973	0

ITEM 6.                        EXHIBITS.

Exhibit No.

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles of Amendment, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008
3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
†10.1
Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.2
Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.3
Form of Phantom Share Award Agreement incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.4
Form of Restricted Stock Award Agreement incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed with the SEC on November 8, 2007

†10.5
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

†10.6
Separation Agreement and General Release by and between Bimini Capital Management, Inc. and Jeffrey J. Zimmer, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 14, 2008, filed with the SEC on April 16, 2008

†10.7
Retention and Severance Agreement between Bimini Capital Management, Inc. and G. Hunter Haas, IV, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.8
Retention and Severance Agreement between Bimini Capital Management, Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated April 18, 2008, filed with the SEC on April 18, 2008

†10.9
Employment Agreement dated as of April 27, 2006, by and between Opteum Inc. and J. Christopher Clifton, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, dated August 11, 2008, filed with the SEC on August 11, 2008

†10.10
Agreement dated as of June 30, 2009, by and between Bimini Capital Management, Inc. and Robert E. Cauley, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, dated June 30, 2009, filed with the SEC on July 2, 2009

†10.11
Agreement dated as of June 30, 2009, by and between Bimini Capital Management, Inc. and G. Hunter Haas, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated June 30, 2009, filed with the SEC on July 2, 2009

10.12
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.13
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.14
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.15
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.16
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.17
Membership Interest Purchase Agreement, dated May 27, 2008, by and among Bimini Capital Management, Inc., Orchid Island TRS, LLC and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

10.18
Eighth Amended and Restated Limited Liability Company of Orchid Island TRS, LLC, dated as of May 27, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008

10.19	Amended and Restated Junior Subordinated Indenture, dated as of September 26, 2005, between the Company and JPMorgan Chase Bank, National Association, as trustee.
10.20
Second Amended and Restated Trust Agreement, dated as of September 26, 2005, among the Company, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee and the Administrative Trustees named therein.

10.21	Indenture, dated as of October 5, 2005, between the Company and Wilmington Trust Company, as debenture trustee.
10.22
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

BIMINI CAPITAL MANAGEMENT, INC.

Date: July 10, 2009	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer