Form 10-Q
period 2009-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2009-11-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 27,492,016; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 319,388; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 319,388.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS:
Mortgage-backed securities, trading:
Pledged to counterparty, at fair value	$66,286,362	$158,444,253
Unpledged, at fair value	39,991,793	13,664,242
Total mortgage-backed securities, trading	106,278,155	172,108,495
Cash and cash equivalents	14,784,788	7,668,581
Principal payments receivable	6,804	187,779
Accrued interest receivable	1,084,261	887,536
Property and equipment, net	3,998,801	4,062,116
Prepaids and other assets	2,204,508	4,590,601
Assets held for sale	19,569,339	43,287,020
Total Assets	$147,926,656	$232,792,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$61,536,214	$148,695,082
Junior subordinated notes due to Bimini Capital Trust I	-	51,550,000
Junior subordinated notes due to Bimini Capital Trust II	51,547,000	51,547,000
Unsettled security transactions	21,196,541	-
Accrued interest payable	170,352	983,069
Accounts payable, accrued expenses and other	185,227	480,655
Liabilities related to assets held for sale	7,489,910	10,431,330
Total Liabilities	142,125,244	263,687,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of September 30 , 2009 and December 31, 2008	-	-

Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 27,492,016 shares issued and outstanding as of September 30, 2009 and 26,207,023 shares issued and outstanding as of December 31, 2008	27,492	26,207

Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30 , 2009 and December 31, 2008	319	319

Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 319,388 shares issued and outstanding as of September 30, 2009 and December 31, 2008	319	319

Additional paid-in capital	339,296,940	339,124,251
Accumulated deficit	(333,523,658)	(370,046,104)
Total Stockholders’ Equity (Deficit)	5,801,412	(30,895,008)
Total Liabilities and Stockholders’ Equity (Deficit)	$147,926,656	$232,792,128
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Interest income, net of amortization of premium and discount	$9,239,776	$23,046,363	$2,882,109	$6,148,667
Interest expense	(428,464)	(17,278,745)	(69,037)	(4,192,838)
Net interest income, before interest on junior subordinated notes	8,811,312	5,767,618	2,813,072	1,955,829
Interest expense on junior subordinated notes	(4,446,112)	(6,271,295)	(1,057,656)	(2,090,432)
Net interest income (expense)	4,365,200	(503,677)	1,755,416	(134,603)
Fair value adjustment - held for trading securities	2,840,454	(1,166,408)	1,122,856	(1,031,577)
Gain on sale of mortgage-backed securities, net	1,660,691	755,135	151,033	46,815
Revenues (expenses), net	8,866,345	(914,950)	3,029,305	(1,119,365)

Direct REIT operating expenses	448,881	538,944	146,113	165,311

General and administrative expenses:
Compensation and related benefits	845,291	2,256,582	233,367	583,239
Directors' fees and liability insurance	359,753	514,724	131,210	145,982
Audit, legal and other professional fees	670,033	562,821	110,565	107,351
Other administrative	358,218	974,029	102,016	215,303
Total general and administrative expenses	2,233,295	4,308,156	577,158	1,051,875

Total expenses	2,682,176	4,847,100	723,271	1,217,206

Gain on debt extinguishment	32,446,642	-	-	-

Income (loss) from continuing operations	38,630,811	(5,762,050)	2,306,034	(2,336,571)

(Loss) income from discontinued operations, net of tax	(2,108,365)	(48,292,910)	200,243	(12,053,964)

Net income (loss)	$36,522,446	$(54,054,960)	$2,506,277	$(14,390,535)

Basic And Diluted Net Income (Loss) Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$1.40	$(0.23)	$0.08	$(0.09)
Discontinued operations	(0.08)	(1.89)	0.01	(0.47)
Total basic and diluted net income (loss) per Class A share	$1.32	$(2.12)	$0.09	$(0.56)
CLASS B COMMON STOCK
Continuing operations	$1.39	$(0.22)	$0.08	$(0.09)
Discontinued operations	(0.08)	(1.87)	0.01	(0.47)
Total basic and diluted net income (loss) per Class B share	$1.31	$(2.09)	$0.09	$(0.56)

Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic	27,286,792	25,147,824	28,341,262	25,392,962
Diluted	27,331,095	25,147,824	28,341,262	25,392,962
CLASS B COMMON STOCK, basic and diluted	319,388	319,388	319,388	319,388
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Nine Months Ended September 30, 2009

	Common Stock, Amounts at par value			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balances, December 31, 2008	$26,207	$319	$319	$339,124,251	$(370,046,104)	$(30,895,008)
Net income	-	-	-	-	36,522,446	36,522,446
Issuance of Class A common shares for board compensation and equity plan share exercises, net	1,285	-	-	105,493	-	106,778
Amortization of equity plan compensation	-	-	-	67,196	-	67,196
Balances, September 30, 2009	$27,492	$319	$319	$339,296,940	$(333,523,658)	$5,801,412
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$36,522,446	$(54,054,960)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	2,108,365	48,292,910
Stock compensation	173,974	769,493
Depreciation and amortization	398,861	242,971
Gain on sale of mortgage-backed securities, net	(1,660,691)	(755,135)
Fair value adjustment - held for trading securities	(2,840,454)	1,166,408
Gain on extinguishment of long-term debt	(32,446,642)	-
Changes in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(196,725)	2,553,154
Decrease in prepaids and other assets	152,933	404,960
Increase (decrease) in accrued interest payable	31,106	(2,472,477)
(Decrease) increase in accounts payable, accrued expenses and other	(295,428)	405,643
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,947,745	(3,447,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(88,747,120)	(150,129,824)
Sales	161,116,043	529,615,670
Principal repayments	19,340,077	85,732,371
Purchases of property and equipment, and other	(9,205)	(12,152)
NET CASH PROVIDED BY INVESTING ACTIVITIES	91,699,795	465,206,065
CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in restricted cash	-	8,550,000
Proceeds from repurchase agreements	1,539,177,114	3.505.827,617
Principal payments on repurchase agreements	(1,626,335,982)	(3,983,297,569)
Stock issuance costs, and other adjustments	-	(943)
Cash paid to extinguish long-term debt	(18,040,361)	-
NET CASH USED IN FINANCING ACTIVITIES	(105,199,229)	(468,920,895)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	18,667,896	10,253,631
Net cash used in financing activities	-	(18,000,000)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	18,667,896	(7,746,369)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,116,207	(14,908,232)
CASH AND CASH EQUIVALENTS, beginning of the period	7,668,581	27,284,760
CASH AND CASH EQUIVALENTS, end of the period	$14,784,788	$12,376,528
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,517,169	$27,289,202

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities transferred from available-for-sale to trading (at fair value)	$-	$1,714,096
Securities acquisitions settled in later period	21,196,541	-

Assets and liabilities retired through debt extinguishment transaction:
Investment in Bimini Capital Trust I	$1,550,000	$-
Unamortized debt issuance costs	356,820	-
Junior subordinated notes due to Bimini Capital Trust I	34,050,000	-
Accrued interest payable due to Bimini Capital Trust I	843,822	-

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2009

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

Liquidity

Throughout most of 2008 and early 2009 the financing markets utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, were severely distressed. Moreover, the turmoil that originated in the MBS market spread into many other financial markets and the global economy as a whole. The disruptions in the market prompted unprecedented intervention by the new administration of President Obama, the world’s central banks, the Congress of the United States, the US Treasury and the Federal Reserve in an effort to restore stability. As a result of these efforts, as of September 30, 2009, market conditions have stabilized and credit conditions have improved modestly, although not to the level that existed prior to the crisis.  It is unknown when and to what extent market conditions will fully recover. These conditions have and will continue to impact the Company.

As of September 30, 2009, the Company had approximately $61.5 million of outstanding obligations under repurchase agreements with maturities through October 28, 2009. Subsequent to period-end and through November 9, 2009, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2009 with maturities through January 28, 2010.  Should the Company be unable to continue extending the maturity of the remaining repurchase obligations, it may be forced to sell assets, which may result in losses upon such sales.  Accordingly, the Company has taken steps to augment its existing leveraged MBS portfolio with an alternative investment strategy since sufficient repurchase agreement funding is not available. The Company is currently employing an investment strategy that utilizes derivative mortgage-backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio. Such securities are not funded with repurchase agreements but instead are purchased directly.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, or if cash reserves are needed to pay REIT dividends required to maintain our tax status, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation and Use of Estimates

The accompanying interim financial statements reflect all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations, statement of stockholders’ equity (deficit) and cash flows for the periods presented. These interim financial statements have been prepared in accordance with disclosure requirements for interim financial information and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. The operating results for the interim period ended September 30, 2009 are not necessarily indicative of results that can be expected for the year ending December 31, 2009. The consolidated balance sheet as of December 31, 2008 was derived from audited financial statements included in the Company’s 2008 Annual Report on Form 10-K but does not include all disclosures required by GAAP.  The financial statements included as part of this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As further described in Note 5, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the accounting guidance provided in FASB ASC 810, Consolidation of Variable Interest Entities, Bimini Capital’s common share investment in the trust is not consolidated in the financial statements of Bimini Capital, and accordingly, this investment is accounted for on the equity method.

As described in Note 12, on October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The Company acquired the trust preferred capital securities for $10.8 million in cash, or $450 per $1,000 in principal amount of trust preferred capital securities. In conjunction with the Offer, Bimini Capital offered separate consideration to certain security holders, estimated at approximately $3.2 million, for their consent to accept the offer.  The Company estimates that its cost for the transaction will total approximately $14.4 million.  The Company will cancel the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II and Bimini Capital anticipates recognizing a gain of approximately $9.6 million on the extinguishment of this debt.  As of November 9, 2009, $26 million of the trust preferred securities of BCT II remain outstanding.

Condensed Statement of Comprehensive Income (Loss)

In accordance with FASB ASC 220, Comprehensive Income, a condensed statement of comprehensive income (loss) has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Discontinued Operations

During 2007, the Company closed OITRS’s wholesale and conduit mortgage loan origination channels and sold substantially all of the operating assets of OITRS. The remaining assets and liabilities are considered contingent and remain pursuant to the terms of the disposal of the operations with the exception of mortgage loans held for sale, and retained interests for which the disposals of such has been delayed as a result of the current economic climate, however are still being actively marketed by the Company.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business has been presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 11 - Discontinued Operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates its fair value as of September 30, 2009 and December 31, 2008.

The Company and its subsidiaries maintain cash balances at two banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2009, uninsured deposits were approximately $14.3 million.

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

The fair value of the Company’s investments in MBS is governed by FASB ASC 820, Fair Value Measurements and Disclosures.  The definition of fair value in FASB ASC 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

In accordance with FASB ASC 320, Investments - Debt and Equity Securities, the Company classifies its investments in MBS into one of three categories: trading, available-for-sale or held-to-maturity. Through December 31, 2007, the Company classified all of its securities acquired prior to June 30, 2007 as available-for-sale and all securities acquired after June 30, 2007 as trading.  On January 1, 2008, in connection with the adoption of the fair value option within FASB ASC 825, Financial Instruments,  the Company transferred its remaining available-for-sale securities to trading and accordingly, recognized a $1.7 million fair value adjustment. All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value at September 30, 2009.

Bimini Capital’s investments in MBS derivatives (interest only and inverse interest only securities) are carried at fair value on the balance sheet and are included with MBS. Income on MBS pass through securities classified as held for trading is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities classified as held for trading, the income is accrued based on the carrying value and the effective yield.  Cash received is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For inverse interest only securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during the period are recorded in earnings and reported as a fair value adjustment-held for trading securities in the accompanying consolidated statements of operations.

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 10 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, unsettled security transactions, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of September 30, 2009 and December 31, 2008, due to the short-term nature of these financial instruments.

It is impracticable to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and it is unclear what interest rates would be available to the Company.  Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in the Note 5 to the financial statements.

Property and Equipment, net

Property and equipment, net, consisting primarily of computer equipment with a depreciable life of 3 years, office furniture and equipment with depreciable lives of 8 to 20 years, , land which has no depreciable life, and buildings and improvements with depreciable lives of 30 years, is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Bimini Capital’s property and equipment as of September 30, 2009 and December 31, 2008, is presented net of accumulated depreciation of approximately $583,000 and $510,000, respectively. Depreciation expense was approximately $73,000 and $22,000 for the nine and three months ended September 30, 2009, respectively, and approximately $102,000 and $25,000 for the nine and three months ended September 30, 2008, respectively.

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

Share-Based Compensation

The Company follows the provisions of FASB ASC 718, Compensation – Stock Compensation, to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings based on the fair value of the award. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance. Share-based compensation was approximately $173,000 and $45,000 for the nine and three months ended September 30, 2009, respectively, and $769,000 and $186,000 for the nine and three months ended September 30, 2008, respectively.

Earnings Per Share

The Company follows the provisions of FASB ASC 260, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in the declared dividends to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

Outstanding shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, as and when authorized and declared by the Board of Directors. Accordingly, shares of the Class B Common Stock are included in the computation of basic EPS using the two-class method and, consequently, are presented separately from Class A Common Stock.

The shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. The outstanding shares of Class C Common Stock, totaling 319,388 shares, are not included in the computation of diluted EPS for the Class A Common Stock as the conditions for conversion into shares of Class A Common Stock were not met.

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. As further described in Note 11, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that it distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within, or attributable to, the current taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. The Internal Revenue Service (IRS) issued Revenue Procedure 2009-15, providing that the IRS will treat a REIT’s distribution of common stock that is declared with respect to a taxable year ending on or before December 31, 2009 as a qualifying dividend for purposes of the 90 percent distribution requirement so long as it meets certain conditions, including a cash limitation requirement that is not less than 10% of the entire distribution.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either, (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, or (b) another valuation technique that is consistent with the principles of FASB ASC 820.  The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance.  The adoption of this Update is not expected to have a material impact on the Company’s financial statements.

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

In June 2009, the FASB issued Statement of Financial Accounting No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets.  FAS 166 is a revision of FASB Statement of Financial Accounting No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require disclosure of more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reports thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Company will adopt FAS 166 on January 1, 2010. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting No. 165 (“FAS 165”), Subsequent Events.  FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist.  This guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of these provisions did not have a material impact on the consolidated financial statements operations.

In April 2009, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  The adoption of FSP FAS 157-4 did not have a material effect on the consolidated financial statements.

Additionally, in conjunction with FSP FAS 157-4, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the company had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value". Now the focus is on whether (1) the Company has the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI. FAS 115-2 and FAS 124-2 are effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material effect on the consolidated financial statements.

In April, 2009, the FASB also issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have an impact on the consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following are the carrying values of Bimini Capital’s MBS portfolio as of September 30, 2009 and December 31, 2008:

(in thousands)
	September 30, 2009	December 31, 2008
Pass-Through Certificates:
Hybrid Arms and Balloons	$46,095	$63,068
Adjustable Rate Mortgages	20,191	70,632
Fixed Rate Mortgages	21,151	24,884
Total Pass-Through Certificates	87,437	158,584
Mortgage Derivative Certificates:
MBS Derivatives	18,841	13,524
Totals	$106,278	$172,108

As of September 30, 2009, securities with a carrying value of approximately $3.6 million had contractual maturities less than 36 months.  The remainder of Bimini Capital's MBS have contractual maturities greater than 36 months. Actual maturities of MBS are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 3.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Class B common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares totaling 319,388 are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The Company has dividend eligible stock incentive plan shares that were outstanding during the periods ended September 30, 2009 and 2008. For the nine and three months ended September 30, 2009, a weighted average of 388,278 and 1,000,000 of these unvested incentive plan shares are included in the basic and diluted per share computations, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included, in the three and nine months ended September 30, 2008 basic EPS computations, even though they are participating securities.

The Company has also issued stock incentive plan shares that are not dividend eligible.  For the computation of diluted EPS for the nine months ended September 30, 2009, a weighted average of 44,000 these incentive plan shares have been included.  A weighted average of 229,000 and 214,000 of these shares were excluded from the calculation for the nine and three months ended September 30, 2008, as their inclusion would be anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per share data)
	(Unaudited)		(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Basic and diluted EPS per Class A common share:
Numerator: net income (loss) allocated to the Class A common shares	$36,103	$(53,387)	$2,478	$(14,213)
Denominator: basic and diluted:
Class A common shares outstanding at the balance sheet date	27,492	25,535	27,492	25,535
Unvested dividend-eligible stock incentive plan shares outstanding at the balance sheet date	1,000	-	1,000	-
Effect of weighting	(1,205)	(387)	(151)	(142)
Weighted average shares-basic	27,287	25,148	28,341	25,393
Effect of dilutive stock incentive plan shares	44	-	-	-
Weighted average shares-diluted	27,331	25,148	28,341	25,393
Basic and diluted EPS per Class A common share	$1.32	$(2.12)	$0.09	$(0.56)
Basic and diluted EPS per Class B common share:
Numerator: net income (loss) allocated to Class B common shares	$419	$(668)	$29	$(178)
Denominator: basic and diluted:
Class B common shares outstanding at the balance sheet date	319	319	319	319
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	319	319	319	319
Basic and diluted EPS per Class B common share	$1.31	$(2.09)	$0.09	$(0.56)

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2009, Bimini Capital had outstanding repurchase obligations of approximately $61.5 million with a net weighted average borrowing rate of 0.31%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $66.5 million.  As of December 31, 2008, Bimini Capital had outstanding repurchase obligations of approximately $148.7 million with a net weighted average borrowing rate of 1.89%.  These agreements were collateralized by MBS with a fair value of approximately $159.1 million.

As of September 30, 2009 and December 31, 2008, all of Bimini Capital's repurchase agreements had remaining maturities of 30 days or less.

The following summarizes information regarding the Company’s amounts at risk with its counterparty as of September 30, 2009 and December 31, 2008.

(in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
September 30, 2009
MF Global , Inc.	$4,993	28
December 31, 2008
MF Global , Inc.	10,270	11

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

At December 31, 2008, Bimini Capital sponsored two statutory trusts, of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debt securities held by each trust are the sole assets of that trust. As further described below, during the nine months ended September 30, 2009, the Company entered into an agreement pursuant to which the obligations under the trust preferred capital securities issued by BCTI were discharged and the securities redeemed and the junior subordinated notes issued to BCTI were redeemed. Obligations related to these statutory trusts are presented below.

(in thousands)
	September 30, 2009	December 31, 2008
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$-	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$51,547	$51,547

The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes had a fixed rate of interest until 2010, of 7.61% and thereafter, through maturity in 2035, the rate would float at a spread of 3.30% over the prevailing three-month LIBOR rate.

On April 21, 2009, Bimini Capital finalized a debt extinguishment transaction regarding the trust preferred capital securities sold by BCTI.  Pursuant to the terms of the transaction, the obligations under the trust preferred capital securities issued by BCTI were discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed $50 million of its junior subordinated notes issued to BCTI and recognized a gain, after all costs and expenses were recognized, of approximately $32.4 million on the extinguishment of this debt.  In addition, BCTI was terminated, and all ownership interests have been cancelled.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness (See Note 12).

As described in Note 12, on October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The Company acquired the trust preferred capital securities for $10.8 million in cash, or $450 per $1,000 in principal amount of trust preferred capital securities. In conjunction with the Offer, Bimini Capital offered separate consideration to certain security holders, estimated at approximately $3.2 million, for their consent to accept the offer.  The Company estimates that its cost for the transaction will total approximately $14.4 million.  The Company will cancel the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II and Bimini Capital anticipates recognizing a gain of approximately $9.6 million on the extinguishment of this debt.  As of November 9, 2009, $26 million of the trust preferred securities of BCT II remain outstanding.

Each trust is a variable interest entity pursuant to FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in each trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investments in BCTI and BCTII are not a variable interest, Bimini Capital is not the primary beneficiary of the trusts. Therefore, Bimini Capital has not consolidated the financial statements of BCTI and BCTII into its financial statements.  The accompanying consolidated financial statements present Bimini Capital's BCTI and BCTII Junior Subordinated Notes issued to the trusts as liabilities and Bimini Capital's investments in the common equity securities of BCTI and BCTII as assets. For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTI and BCTII as interest expense.

NOTE 6.  CAPITAL STOCK

During the nine and three months ended September 30, 2009, the Company issued a total of 1,187,186 and 177,813 shares of its Class A Common Stock to its independent directors for the payment of director fees for services rendered and 97,807 and 0 shares of its Class A Common Stock to employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 7).

NOTE 7.    STOCK INCENTIVE PLANS

On December 1, 2003, Bimini Capital adopted the 2003 Long-Term Incentive Compensation Plan (the “2003 Plan”) to provide Bimini Capital with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 4,000,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through June 16, 2014. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the nine months ended September 30, 2009 and 2008 totaled approximately, $67,000 and $583,000, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the six month periods ended September 30, 2009 and 2008 is presented below:

	Nine Months Ended September 30,
	2009		2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	132,369	$0.58	127,373	$11.36
Granted	1,000,000	0.15	250,000	0.26
Vested	(81,974)	0.74	(106,958)	6.00
Forfeited	(50,395)	0.32	(106,256)	5.82
Nonvested, at September 30	1,000,000	$0.15	164,159	$1.54

As of September 30, 2009, there was approximately $141,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a weighted-average period of 56.5 months.  All of the remaining unvested awards at September 30, 2009 have dividend participation rights.

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  We filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  On September 30, 2009, the court granted a partial motion to dismiss and gave plaintiffs until October 12, 2009 to file an amended complaint.  The partial dismissal released defendants Flagstone Securities, LLC, BB&T Capital Markets, Bimini Capital’s former outside directors and certain officers, as well as certain charges contained in the original complaint.  Plaintiffs filed an amended complaint on October 12, 2009 and on October 23, 2009 Bimini Capital filed defendant’s answer and affirmative defenses to the amended complaint.  The amended complaint is currently pending. We believe the plaintiffs’ claims in these actions are without merit and we intend to vigorously defend the cases.

Guarantees

Bimini Capital guaranteed the performance of OITRS with respect to certain contractual obligations arising in connection with the sale of mortgage servicing rights by OITRS. See also Note 11(d). During the nine months ended September 30, 2009, the Company entered into an agreement with the counterparty to the sale of the mortgage servicing rights which terminated this guarantee.

NOTE 9.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is determined in accordance with the Code, which is different from the Company’s financial statement net income (loss) as determined in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between Bimini Capital’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.  Bimini’s REIT taxable income for the nine-months ended September 30, 2009 is estimated to be $11.0 million;  this amount includes the gain on the BCTI debt extinguishment described in Note 5, and it is net of a tax net operating loss carryforward further described below.

During the nine months ended September 30, 2009, gains of approximately $1.7 million were realized on MBS sales; for tax purposes, the realized net capital gains from the MBS portfolio were approximately $3.7 million.  Since there are tax capital losses available to offset these gains, the tax gains do not increase REIT taxable income.  As of September 30, 2009, the REIT has approximately $62.8 million of remaining tax capital loss carryforwards that are immediately available to offset future tax capital gains.  These tax capital loss carryforwards begin to expire in 2012.

During April and August 2009, the Company received updated information from the issuers of certain of its portfolio securities regarding the year 2008 taxation of the cash flows received from those securities.  This new information, along with other tax reporting adjustments, was used in finalizing the Company’s net REIT taxable loss for the year ended December 31, 2008.  The Company’s REIT taxable loss for the year 2008 was approximately $14.2 million, and the cumulative REIT net operating loss carryover into the year ending December 31, 2009 is approximately $21.3 million.

NOTE 10.   FAIR VALUE

The Company measures or monitors all of its MBS on a fair value basis. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for its MBS, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets. Nevertheless, certain assets are not actively traded in observable markets and the Company must use alternative valuation techniques to derive a fair value measurement.

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

Fair value is used to measure the trading portfolio on a recurring basis.  The fair value as of September 30, 2009 is determined as follows:

(in thousands)
Fair Value Measurements as of September 30, 2009, Using
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-
Significant Other Observable Inputs (Level 2)	106,278
Significant Unobservable Inputs (Level 3)	-
Total Fair Value Measurements	$106,278

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the nine and three months ended September 30, 2009 and 2008 were as follows:

(in thousands)
	Nine Months Ended September 30,		Three Months ended September 30,
	2009	2008	2009	2008
Revenues
Interest income	$111	$3	$30	$-
Interest expense	-	(20)	-	(5)
Net interest income (deficiency)	111	(17)	30	(5)
Discontinued mortgage banking activities
Fair value adjustment on retained interest, trading	(298)	(43,085)	618	(8,255)
Other discontinued mortgage banking activities	498	(126)	(4)	(79)
Other income and expenses, net of non-recurring items	275	1,885	155	47
Net servicing loss	(280)	(1,364)	(35)	(2,328)
Other interest expense and loss reserves	(468)	(2,001)	-	(759)
(Deficiency of) revenues	(162)	(44,708)	764	(11,379)
Expenses
General and administrative expenses	(1,946)	(3,585)	(564)	(675)
(Loss) income from discontinued operations, net of taxes	$(2,108)	$(48,293)	$200	$(12,054)

The assets and liabilities of OITRS included in the consolidated balance sheets as of September 30, 2009 and December 31, 2008 were as follows:

(in thousands)
	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$65	$35
Mortgage loans held for sale (a)	356	464
Retained interests, trading (b)	7,456	15,601
Receivables	9,643	23,792
Prepaids and other assets	2,049	3,395
Assets held for sale	$19,569	$43,287
Liabilities
Accounts payable, accrued expenses and other (c and d)	7,490	10,431
Liabilities related to assets held for sale	$7,490	$10,431

(a) - Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following as of September 30, 2009 and December 31, 2008:

(in thousands)
	September 30, 2009	December 31, 2008
Mortgage loans held for sale, and other, net	$2,608	$3,022
Valuation allowance	(2,252)	(2,558)
Total	$356	$464

(b) – Retained interest, trading

The following table summarizes OITRS’s residual interests in securitizations as of September 30, 2009 and December 31, 2008:

 (in thousands)
Series	Issue Date	September 30, 2009	December 31, 2008
HMAC 2004-1	March 4, 2004	$1,263	$2,441
HMAC 2004-2	May 10, 2004	1,346	2,735
HMAC 2004-3	June 30, 2004	2,209	1,281
HMAC 2004-4	August 16, 2004	1,520	1,867
HMAC 2004-5	September 28, 2004	1,038	3,080
HMAC 2004-6	November 17, 2004	9	1,846
OMAC 2005-1	January 31, 2005	7	999
OMAC 2005-2	April 5, 2005	64	169
OMAC 2005-3	June 17, 2005	-	1,181
OMAC 2005-4	August 25, 2005	-	2
OMAC 2005-5	November 23, 2005	-	-
OMAC 2006-1	March 23, 2006	-	-
OMAC 2006-2	June 26, 2006	-	-
Total		$7,456	$15,601

As of September 30, 2009 and December 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	September 30, 2009	December 31, 2008
Balance sheet carrying value of retained interests – fair value	$7,456	$15,601
Weighted average life (in years)	8.50	14.76
Prepayment assumption (annual rate)	15.52%	19.36%
Impact on fair value of 10% adverse change	$(297)	$(1,838)
Impact on fair value of 20% adverse change	$(291)	$(3,086)
Expected credit losses (% of original unpaid principal balance)	8.39%	5.61%
Impact on fair value of 10% adverse change	$(498)	$(2,841)
Impact on fair value of 20% adverse change	$(1,013)	$(6,095)
Residual cash-flow discount rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(240)	$(1,540)
Impact on fair value of 20% adverse change	$(440)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(777)	$(2,692)
Impact on fair value of 20% adverse change	$(1,350)	$(5,067)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of September 30, 2009 and December 31, 2008.

Credit loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following credit loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)
Series	Issue Date	Original Unpaid Principal Balance	As of September 30, 2009
			Actual Losses	Projected Future Credit Losses	Projected Total Credit Losses
HMAC 2004-1	March 4, 2004	$ 309,710	0.77%	0.88%	1.65%
HMAC 2004-2	May 10, 2004	388,737	1.18%	1.63%	2.81%
HMAC 2004-3	June 30, 2004	417,055	1.10%	1.26%	2.36%
HMAC 2004-4	August 16, 2004	410,123	0.93%	1.09%	2.02%
HMAC 2004-5	September 28, 2004	413,875	1.17%	1.97%	3.14%
HMAC 2004-6	November 17, 2004	761,027	1.97%	1.98%	3.95%
OMAC 2005-1	January 31, 2005	802,625	2.47%	2.43%	4.90%
OMAC 2005-2	April 5, 2005	883,987	2.53%	2.86%	5.39%
OMAC 2005-3	June 17, 2005	937,117	2.89%	4.00%	6.89%
OMAC 2005-4	August 25, 2005	1,321,739	4.42%	5.50%	9.92%
OMAC 2005-5	November 23, 2005	986,277	6.05%	6.76%	12.81%
OMAC 2006-1	March 23, 2006	934,441	6.44%	8.91%	15.35%
OMAC 2006-2	June 26, 2006	491,572	11.28%	15.26%	26.54%
Total		$9,058,285	3.73%	4.66%	8.39%

The table below summarizes certain cash flows received from securitization trusts:

(in thousands)
	Nine months Ended September 30,
	2009	2008
Net servicing fees received	$(16)	$1,055
Servicing repayments	11,010	92
Cash flows received on retained interests	7,847	11,831

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of September 30, 2009 and December 31, 2008:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
September 30, 2009	$3,401,630	$804,417	$338,210
December 31, 2008	3,920,433	728,884	129,715

(c)  - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of September 30, 2009 and December 31, 2008, all deferred tax assets are fully offset with a valuation allowance.  Substantially all of the deferred tax assets are a result of net tax losses incurred.  The deferred tax assets and offsetting valuation allowances at September 30, 2009 and December 31, 2008 were approximately $102.1 million and $103.4 million, respectively.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At September 30, 2009, management believes that it is more likely than not that the Company will not realize the full benefits of all deferred tax assets of OITRS; therefore, an allowance for the full amount of the deferred tax assets has been recorded.  OITRS has abandoned the tax net operating losses (“NOLs”) in the states where operations have ceased, and such deferred tax assets were written-off.

For the nine month periods ended September 30, 2009 and 2008, the amount of the gross tax benefit generated by the losses incurred in these period are reduced by an offsetting valuation allowance of the same amount.  The income tax provision or benefit for the periods ended September 30, 2009 and 2008 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, pursuant to the provisions of accounting standard FASB ASC 740, Income Taxes, OITRS recorded in 2008 a tax provision for $1.5 million for taxes that may be due on EII.  Through September 30, 2009, $0.4 million of interest has been accrued on this estimated tax liability.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainty is resolved.

As of September 30, 2009, OITRS has an estimated federal tax net operating loss carryforward of approximately $274.1 million, and estimated available state tax NOLs of $69.3 million, which begin to expire in 2025, and are fully available to offset future taxable income.

(d) – Commitments and Contingencies

Loans Sold to Investors. Generally, OITRS was not exposed to significant credit risk on its loans sold to investors. In the normal course of business, OITRS provided certain representations and warranties during the sale of mortgage loans which obligated it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans were secured by the related real estate properties, and can usually be sold directly to other permanent investors. There can be no assurance, however, that OITRS will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

OITRS recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience.

Changes in this liability for the nine months ended September 30, 2009 and 2008 are presented below:

(in thousands)
	Nine Months Ended September 30,
	2009	2008
Balance—Beginning of period	$7,303	$6,960
Provision	468	1,759
Settlements	(2,622)	(1,416)
Balance—End of period	$5,149	$7,303

Litigation Contingencies. OITRS is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought.  The resolution of such lawsuits and claims is inherently unpredictable.  In accordance with GAAP, OITRS accrues for loss contingencies only when it is both probable that a loss has actually been incurred and an amount of such loss is reasonably estimable.  The lawsuits and claims involving OITRS, the most significant of which are described below, relate primarily to contractual disputes arising out of the ordinary course of OITRS's business as previously conducted.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On February 3, 2009, Coast filed a motion for leave to file an amended complaint which was granted on March 16, 2009.  OITRS answered the amended complaint on May 4, 2009, and filed an amended answer on September 16, 2009.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  Bimini Capital believes the plaintiff’s claims in this matter are without merit and we intend to vigorously defend this case.

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at September 30, 2009, Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$356	$-	$-	$356
Retained interests, trading	7,456	-	-	7,456

A reconciliation of activity for the nine months ended September 30, 2009 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests, Trading	Securities Held for Sale
Beginning balance	$464	$15,601	$15
Gains (losses) included in earnings	27	(298)	485
Sales and collections	(135)	(7,847)	(500)
Ending balance	$356	$7,456	$-

Gains and losses included in earnings for the nine months ended September 30, 2009 are reported in income on discontinued mortgage banking activities.

NOTE 12.   SUBSEQUENT EVENTS

The following events or transactions were not recognized in the consolidated financial statements. The Company evaluated subsequent events through November 9, 2009, the date the financial statements are issued.

Debt Extinguishment

On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The Company acquired the trust preferred capital securities for $10.8 million in cash, or $450 per $1,000 in principal amount of trust preferred capital securities. In conjunction with the Offer, Bimini Capital offered separate consideration to certain security holders, estimated at approximately $3.2 million, for their consent to accept the offer.  The Company estimates that its cost for the transaction will total approximately $14.4 million.  The Company will cancel the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II and Bimini Capital anticipates recognizing a gain of approximately $9.6 million on the extinguishment of this debt.  As of November 9, 2009, $26 million of the trust preferred securities of BCT II remain outstanding.

The Company’s pro forma balance sheet as of September 30, 2009 giving effect to the above transaction as if it had occurred on that date is presented in the table below.

(in thousands)
Pro Forma Balance Sheet, as of September 30, 2009 (Unaudited)
Assets
Total assets	$132,689

Liabilities and Stockholders’ Equity
Junior subordinated notes	$26,804
Other Liabilities	90,498
Total liabilities	117,302
Total stockholders’ equity	15,387
Total liabilities and stockholders’ equity	$132,689

Dividends

At a meeting of the Board of Directors of Bimini Capital on November 9, 2009, the members of the Board declared two common stock dividends.  The Board will utilize IRS Revenue Procedure 2009-15 for one of the dividend payments, and will distribute shares of the common stock of Bimini Capital as a qualifying dividend.  The dividends were declared by the Board of Directors as follows:  (1) a regular dividend on the common stock of Bimini Capital of $0.05 per share, to be paid in cash on November 20, 2009 to shareholders of record on November 16, 2009 (the “November Dividend”); and (2) a special dividend on the common stock of Bimini Capital of $0.65 per share, (the “December Dividend”).

Subject to the aggregate cash limitation on the December Dividend, shareholders will have the option to make an election to receive payment of the December Dividend in cash or shares.  Shareholders who elect to receive payment in all cash may receive up to $0.65 per share in cash, but will receive at least $0.065 per share in cash.  If shareholders representing more than 10% of the outstanding shares elect to receive cash, each stockholder making the cash election will receive a prorated distribution of the available cash, and will receive the remainder of the $0.65 dividend in shares of Bimini Capital’s Class A common stock.  Shareholders who do not elect to receive the dividend in cash will receive the dividend in shares of Class A common stock.  The exact allocation of cash and Class A common stock to be distributed to any given shareholder will be dependent upon the elections of all of the shareholders.  The December Dividend is expected to be a fully-taxable dividend, without regard to whether a particular shareholder receives cash or shares, or a combination of cash and shares.  Although the December Dividend will be paid on January 19, 2010, the December Dividend will be treated as paid to shareholders on December 31, 2009 for Federal income tax purposes and will be includible in a shareholder’s taxable income as of that date.

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

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital attempts to earn a return on the spread between the yield on its assets and its costs, including the interest expense on the funds it borrows. When market conditions are not under severe stress as they are currently, Bimini Capital intends to borrow between eight and twelve times the amount of its equity capital in an attempt to enhance its returns to stockholders. This leverage may be adjusted above or below this range to the extent management or the Company’s Board of Directors deems necessary or appropriate.  For purposes of this calculation, Bimini Capital treats its remaining junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  OITRS has not operated a mortgage loan origination business since that date.

DIVIDENDS TO STOCKHOLDERS

In order to maintain its qualification as a REIT, Bimini Capital is generally required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code (“IRC”). As a REIT, Bimini Capital may, under certain conditions, be subject to a federal excise tax if Bimini Capital distributes less than 85% of its eligible REIT taxable income by the end of, or attributable to, the current calendar year.

Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant difference is that the results of the Company’s taxable REIT subsidiary do not impact REIT taxable income.  Also, capital gains and losses from sales of portfolio MBS items are accounted for differently.

Accordingly, Bimini Capital’s dividends paid to its stockholders, as declared by Bimini Capital’s Board of Directors, are based on its REIT taxable income as determined for federal income tax purposes, as opposed to Bimini Capital’s GAAP net income as reported in the accompanying consolidated financial statements.

The Internal Revenue Service (“IRS”) issued Revenue Procedure 2009-15, providing that the IRS will treat a REIT’s distribution of common stock that is declared with respect to a taxable year ending on or before December 31, 2009 as a qualifying dividend for purposes of the 90 percent distribution requirement so long as it meets certain conditions, including a cash limitation requirement that is not less than 10% of the entire distribution.

As described in Note 9, Income Taxes, in the accompanying financial statements, REIT taxable income for the nine-months ended September 30, 2009 is estimated to be $11.0 million. This amount includes the $32.4 million gain on the BCT I debt extinguishment described in Note 5, and it is net of a tax net operating loss carryforward from the year 2008 of approximately $21.3 million.  As described in Note 12, Subsequent Event, in the accompanying financial statements, Bimini Capital will realize a gain of approximately $9.6 million from the BCT II debt extinguishment in the fourth quarter of 2009, and it projects additional GAAP net income from REIT operations in the fourth quarter of 2009, which is expected to result in additional REIT taxable income.

At a meeting of the Board of Directors of Bimini Capital on November 9, 2009, the members of the Board declared two common stock dividends (as further described below), necessitated by the expected year 2009 REIT taxable income.  Because of cash flow considerations, the Board will utilize IRS Revenue Procedure 2009-15 for one of the dividend payments, and will distribute shares of the common stock of Bimini Capital as a qualifying dividend.

The dividends were declared by the Board of Directors as follows:  (1) a regular dividend on the common stock of Bimini Capital of $0.05 per share, to be paid in cash on November 20, 2009 to shareholders of record on November 16, 2009 (the “November Dividend”);  and (2) a special dividend on the common stock of Bimini Capital of $0.65 per share, payable up to $0.585 per share in common stock of Bimini Capital and up to $0.065 per share in cash, based on shareholder elections (the “December Dividend”).   The December Dividend is payable on January 19, 2010 to shareholders of record on December 9, 2009.

The December Dividend will be paid in a combination of cash and shares of the common stock of Bimini Capital.  The aggregate amount of cash payable to shareholders for the December Dividend (other than cash paid for fractional shares) will not exceed approximately $1.89 million, or $0.065 per dividend eligible share.  Subject to this aggregate cash limitation on the dividend, shareholders will have the option to make an election to receive payment of the December Dividend in cash or shares.  Shareholders who elect to receive payment in all cash will receive at least $0.065 per share in cash.  The exact allocation of cash and common stock to be distributed to any given shareholder will be dependent upon the elections of all of the shareholders.  The December Dividend is expected to be a fully-taxable dividend to the recipient in 2009, without regard to whether a particular shareholder receives cash or shares, or a combination of cash and shares.

The number of shares of Bimini Capital common stock to be issued in the December Dividend will be calculated based on the volume-weighted average price per share of Bimini Capital’s common stock for the three trading days of January 11, 12 and 13, 2010. The payment date is January 19, 2010.

Appropriate shareholder notices regarding the December Dividend will be mailed to the December 9, 2009 shareholders of record as soon as practical after that date.  The election form will describe in more detail the terms of the December Dividend, including the actions needed to elect to receive the dividend in the form of cash or shares of common stock, and the time limitations on making such elections.

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

As a REIT, Bimini Capital may be subject to a federal excise tax if Bimini Capital does not distribute at least 85% of its annual taxable income.  Distributions may be made through the January immediately following any given tax year without incurring an excise tax.  Accordingly, Bimini Capital’s dividends are based on its taxable income, as determined for federal income tax purposes, as opposed to its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the nine and three months ended September 30, 2009, as compared to the Company’s results of operations for the nine and three months ended September 30, 2008. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS, and therefore the results of those operations are reported in the financial statements as discontinued operations.

Consolidated net income for the nine and three months ended September 30, 2009 was $36.5 million and $2.5 million, respectively, compared to a consolidated net loss of $54.1 million and $14.4 million, respectively, for the nine and three months ended September 30, 2008. Consolidated net income per basic and diluted share of Class A Common Stock was $1.32, for the nine months ended September 30, 2009, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $2.12, for the comparable prior period.  Consolidated net income per basic and diluted share of Class A Common Stock was $0.09 for the three months ended September 30, 2009, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $0.56, for the comparable prior period.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the nine and three months ended September 30, 2009, Bimini Capital generated $9.2 million and $2.9 million, respectively, of interest income from MBS assets and $0.4 million and $0.1 million, respectively, of interest expense on repo liabilities, resulting in net portfolio interest income of $8.8 million and $2.8 million, respectively.  All repurchase agreement liabilities and the associated interest expense are the result of pledging MBS pass through securities as part of a financing agreement.  Only the MBS pass throughs are pledged. The various MBS derivatives employed in the Company’s alternative investment strategy are not pledged as part of financing arrangements or encumbered in any way.  In addition, for the nine and three months ended September 30, 2009, Bimini Capital incurred $4.4 million and $1.1 million, respectively, of interest expense on the junior subordinated notes resulting in net interest income of $4.4 million and $1.8 million, respectively.  Gross portfolio interest income for the nine and three months ended September 30, 2009 decreased by approximately $13.8 million and $3.3 million, respectively, from the same period in 2008.  The decrease is due to the substantially smaller portfolio offset to some extent by higher net interest margin available in the market in the current year. For the nine and three month periods ended September 30, 2008, average investment securities held were approximately $459 million and $375 million, respectively.  For the comparable periods in the 2009, the average investment securities held were approximately $139 million and $100 million, respectively. The results for the nine and three months ended September 30, 2009, were also positively impacted by the Company’s implementation of its alternative investment strategy which employed interest only (IO) and inverse interest only (IIO) securities.  Such securities benefited from low levels of one month LIBOR and relatively slow prepayments.

For the nine and three months ended September 30, 2009, Bimini Capital’s general and administrative costs were approximately $2.2 million and $0.6 million, respectively, compared to approximately $4.3 million and $1.1 million for the nine and three months ended September 30, 2008. The largest elements of general and administrative costs are compensation and related benefits.  Compensation and related benefits were approximately $1.4 million and $0.3 million lower for the nine and three months ended September 30, 2009, respectively, than for the same periods in 2008. At September 30, 2009, Bimini Capital had 5 full time and two part time employees.  At June 30, 2008, the comparable figures were 11 full time and no part time employees.

Bimini Capital had $1.7 million and $0.2 million in realized gains from the sales of securities in the MBS portfolio during the nine and three months ended September 30, 2009, respectively, compared to gains of $0.8 million and $0.05 million for the nine and three months ended September 30, 2008, respectively.  The sales were primarily consummated in order to facilitate the extinguishment of our trust preferred debt (in 2009), or to fund the winding down of the mortgage company in 2008.

For the nine and three months ended September 30, 2009, Bimini Capital had income from continuing operations of $38.6 million and $2.3 million, respectively.

As of September 30, 2009, the MBS portfolio consisted of $106.3 million of agency or government MBS at fair value and had a weighted average coupon on assets of 5.22% and a net weighted average borrowing cost of 0.31%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of September 30, 2009 and December 31, 2008:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
September 30, 2009
Adjustable-Rate MBS	$20,191	19.00%	3.48%	234	1-Jun-35	2.58	11.38%	17.24%
Fixed-Rate MBS	21,151	19.90%	6.61%	314	1-Sep-39	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	46,095	43.37%	5.09%	346	1-Oct-36	17.75	10.40%	2.00%
Total Mortgage Backed Pass Through	87,437	82.27%	5.09%	297	1-Sep-39	13.13	10.70%	5.69%
MBS Derivatives	18,841	17.73%	5.83%	270	25-Jun-39	n/a	n/a	n/a
Total Mortgage Assets	$106,278	100.00%	5.22%	297	1-Sep-39	13.13	n/a	5.69%
December 31, 2008
Adjustable-Rate MBS	$70,632	41.0%	4.79%	276	1-Jan-36	7.76	10.37%	10.11%
Fixed-Rate MBS	24,884	14.5%	6.50%	356	1-Sep-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	63,068	36.6%	5.03%	335	1-Apr-38	49.65	10.03%	2.00%
Total Mortgage Backed Pass Through	158,584	92.1%	5.15%	312	1-Sep-38	27.52	10.21%	5.13%
MBS Derivatives	13,524	7.9%	5.64%	348	25-Jan-38	0.34	n/a	n/a
Total Mortgage Assets	$172,108	100.0%	5.19%	315	1-Sep-38	25.02	n/a	5.13

(in thousands)
	September 30, 2009		December 31, 2008
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$92,958	87.47%	$141,364	82.1%
Freddie Mac	13,320	12.53%	30,744	17.9%
Total Portfolio	$106,278	100.00%	$172,108	100.0%

Entire Portfolio	September 30, 2009	December 31, 2008
Weighted Average Pass Through Purchase Price	$103.32	$102.05
Weighted Average Derivative Purchase Price	4.39	6.86
Weighted Average Pass Through Current Price	$104.47	$101.10
Weighted Average Derivative Current Price	$4.86	$6.98
Effective Duration (1)	0.469	1.279

(1) Effective duration of 0.469 indicates that an interest rate increase of 1.0% would be expected to cause a 0.469% decline in the value of the MBS in the Company’s investment portfolio at September 30, 2009.  An effective duration of 1.279 indicates that an interest rate increase of 1.0% would be expected to cause a 1.279% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2008. These figures include the derivative securities in the portfolio.

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

Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Bimini Capital generally calculates duration using various financial models and empirical data and different models and methodologies can produce different duration numbers for the same securities

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of September 30, 2009, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$20,191
Change in Fair Value		$180	$(180)	$(361)
Change as a % of Fair Value		0.89%	(0.89)%	(1.79)%
Fixed Rate MBS
Fair Value	$21,151
Change in Fair Value		$525	$(525)	$(1,050)
Change as a % of Fair Value		2.48%	(2.48)%	(4.97)%
Hybrid Adjustable Rate MBS
Fair Value	$46,095
Change in Fair Value		$399	$(399)	$(799)
Change as a % of Fair Value		0.87%	(0.87)%	(1.73)%
Derivative MBS
Fair Value	$18,841
Change in Fair Value		$(607)	$607	$1,214
Change as a % of Fair Value		(3.22)%	3.22%	6.44%
Portfolio Total
Fair Value	$106,278
Change in fair Value		$498	$(498)	$(996)
Change as a % of Fair Value		0.47%	(0.47)%	(0.94)%
Cash
Fair Value	$14,785

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$20,191
Change in Fair Value		$133	$(215)	$(492)
Change as a % of Fair Value		0.66%	(1.06)%	(2.43)%
Fixed Rate MBS
Fair Value	$21,151
Change in Fair Value		$291	$(692)	$(1,588)
Change as a % of Fair Value		1.38%	(3.27)%	(7.51)%
Hybrid Adjustable Rate MBS
Fair Value	$46,095
Change in Fair Value		$88	$(722)	$(1,842)
Change as a % of Fair Value		0.19%	(1.57)%	(4.00)%
Derivative MBS
Fair Value	$18,841
Change in Fair Value		$(1,777)	$1,297	$1,544
Change as a % of Fair Value		(9.43)%	6.88%	8.19%
Portfolio Total
Fair Value	$106,278
Change in fair Value		$(1,265)	$(331)	$(2,378)
Change as a % of Fair Value		(1.19)%	(0.31)%	(2.24)%
Cash
Fair Value	$14,785

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

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended September 30, 2009, and the twenty two previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
September 30, 2009	$100,386	2,882	-	1,787	4.365%	$65,712	69	0.42%	$2,813	3.95%	$982
June 30, 2009	92,949	2,683	-	627	8.85%	72,312	105	0.58%	2,578	8.27%	1,204
March 31, 2009	131,756	3,674	-	277	10.31%	111,715	254	0.91%	3,420	9.41%	1,933
December 31, 2008	199,338	3,093	-	458	5.29%	174,701	1,114	2.55%	1,979	2.74%	1,933
September 30, 2008	375,239	6,149	-	568	5.95%	326,577	4,193	5.14%	1,956	0.81%	1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

The net interest figures in the table above exclude interest associated with the trust preferred debt, which is reflected in the last column separately. The net interest figures do reflect the quarterly retrospective adjustment, where applicable.  For all quarters subsequent to the period ended December 31, 2007, the quarterly retrospective adjustment was not made since the Company carried all of its MBS investments as held for trading. For periods subsequent to December 31, 2007, Net Interest Income associated with MBS pass though securities does not reflect Premium Lost due to Paydowns, as such amounts are captured in the mark to market adjustment at the end of each reporting period.  Accordingly, the Net Interest Income amounts are consistent with figures reported on the accompanying Statements of Operations.  The Net Interest Spread does reflect the Premium Lost due to Paydowns.  For the three months ended September 30, 2009, the net margin was 395 basis points compared to 81 basis points for the three months ended September 30, 2008.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As previously disclosed, the Company sold or discontinued all residential mortgage origination activities at OITRS during 2007.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  As of September 30, 2009, there are no remaining sources of revenue, nor have there been, outside of a small servicing portfolio, since 2007.  The only expenses incurred relate to legal expenses associated with various legal matters stemming from the mortgage loan origination operations, the allocation of audit fees, storage costs associated with mortgage loan files and various other minor administrative expenses.  However, the results of discontinued operations are impacted by the mark to market of the retained interests in securitizations.  There are no longer any originated mortgage servicing rights and mortgage loans held for sale are immaterial and not likely to result in meaningful income or loss.  Such assets are also held for sale.

Income (loss) on OITRS activities for the nine and three months ended September 30, 2009, were approximately $(2.1) million and $0.2 million, respectively, compared to losses of approximately $(48.3) million and $(12.1) million for the nine and three months ended September 30, 2008, respectively.  The fair value adjustment of retained interest, trading was approximately $(0.3) million and $0.6 million for the nine and three months ended September 30, 2009, respectively, compared to $(43.1) million and $(8.3) million, respectively for the same periods in 2008.  The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $7.5 million as of September 30, 2009. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. The decrease in value for the period ended September 30, 2009, was primarily due to increased projected losses, driven by deteriorating fundamentals in the economy, and to a lesser extent, slightly increased forward LIBOR assumptions.

The table below provides details of OITRS’s income (loss) on its discontinued mortgage banking activities for the nine and three months ended September 30, 2009 and 2008.  OITRS recognized a gain or loss on the sale of mortgages held for sale only when the loans were actually sold.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Fair value adjustment of retained interests, trading	$(298)	$(43,085)	$618	$(8,255)
Losses on sales of mortgage loans and securities	(7)	(43)	(2)	(8)
Change in market value of security held for sale	485	-	8	-
Change in market value of mortgage loans held for sale	20	(83)	(10)	(71)
Gain (loss) on discontinued mortgage banking activities	$200	$(43,211)	$614	$(8,334)

General and administrative expenses of OITRS for the nine and three months ended September 30, 2009 were $1.9 million and $0.6 million, respectively, compared to $3.6 million and $0.7 million, respectively, for the nine and three months ended September 30, 2008.  For the nine months ended September 30, 2009, legal and professional fees of $0.6 million and a reserve against receivables of $0.5 million were the principal components of the general and administrative expenses.

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

As of September 30, 2009, Bimini Capital had funding in place via master repurchase agreements with one counterparty.  The counterparty to this agreement is not an affiliate of Bimini Capital. The agreement is secured by Bimini Capital’s MBS and bears interest rates that are based on a spread to LIBOR.

As of September 30, 2009, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $61.5 million with a net weighted average borrowing cost of 0.31%. Bimini Capital’s outstanding repurchase agreement obligation is due in less than 30 days.  Securing the repurchase agreement obligation as of September 30, 2009, are MBS with an estimated fair value, including accrued interest, of $66.5 million and a weighted average maturity of 202 months.

As of September 30, 2009, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparty:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
MF Global Inc.	$4,993	28

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As a result of the closure of the mortgage origination operations at OITRS, the Company has had to amortize the financing line associated with retained interests in securitizations and meet the advancing obligations associated with OITRS’s remaining mortgage servicing rights. Accordingly, during the year ended December 31, 2008, the Company undertook a series of assets sales intended to raise funds necessary to support the cash needs of OITRS and maintain adequate liquidity.

Given Bimini Capital’s recent difficulties with respect to access to  funding via the repurchase market, as well as difficulties in the funding markets themselves, the Company has opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company has employed an alternative investment strategy utilizing derivative mortgage backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly.  The leverage inherent in the securities replaces the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.

In May 2005, Bimini Capital completed a private offering of $51.6 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Bimini Capital of $51.6 million of junior subordinated notes. During the nine months ended September 30, 2009, the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by BCTI in May of 2005.  Pursuant to the terms of the 2009 agreement, the obligations under the trust preferred capital securities issued by BCTI where discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCTI.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. See Note 5 to the consolidated financial statements for a full description.

As described in Note 12, on October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The Company acquired the trust preferred capital securities for $10.8 million in cash, or $450 per $1,000 in principal amount of trust preferred capital securities. In conjunction with the Offer, Bimini Capital offered separate consideration to certain security holders, estimated at approximately $3.2 million, for their consent to accept the offer.  The Company estimates that its cost for the transaction will total approximately $14.4 million.  The Company will cancel the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II and Bimini Capital anticipates recognizing a gain of approximately $9.6 million on the extinguishment of this debt.  As of November 9, 2009, $26 million of the trust preferred securities of BCT II remain outstanding.

As a result of the transaction with respect to BCTI, the Company’s interest expense associated with its trust preferred securities will be reduced going forward and, because of the gain on extinguishment of debt of approximately $32.4 million, the Company’s stockholders’ deficit was eliminated as of September 30, 2009.

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

Outlook

The Company has implemented an alternative investment strategy to supplement the levered MBS strategy in an effort to continue to maximize our net interest income and maximize the earning capacity of our limited capital. Nonetheless, in spite of the positive effects of the early debt extinguishment of trust preferred debt referred to above, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given continued limited access to funding, and the reduced size of our portfolio, even with the benefit of our alternative investment strategy, no assurance can be made of our ability to generate sufficient net interest income to cover all of our costs.

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

MORTGAGE BACKED SECURITIES

The Company’s investments in MBS are classified as held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on management’s own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in FASB ASC 820, Fair Value Measurements and Disclosures.

REPURCHASE AGREEMENTS

We finance the acquisition of our MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

RETAINED INTERESTS, TRADING (CLASSIFIED AS HELD FOR SALE)

Retained interests, trading is the subordinated interests retained by OITRS from their various securitizations and includes the over-collateralization and residual net interest spread remaining after payments to the Public Certificates and NIM Notes (see Note 11). Retained interests, trading represents the present value of estimated cash flows to be received from these subordinated interests in the future. The subordinated interests retained are classified as “trading securities” and are reported at fair value with unrealized gains or losses reported in earnings.  In order to value these unrated and unquoted retained interests, the Company utilizes either pricing available directly from dealers or calculates their present value by projecting their future cash flows on a publicly-available analytical system. When a publicly-available analytical system is employed, the Company uses the following variable factors in estimating the fair value of these assets:

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

As of September 30, 2009, and December 31, 2008, key economic assumptions and the sensitivity of the current fair value of retained interests to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	September 30, 2009	December 31, 2008
Balance Sheet Carrying value of retained interests – fair value	$7,456	$15,601
Weighted average life (in years)	8.50	14.76
Prepayment assumption (annual rate)	15.52%	19.36%
Impact on fair value of 10% adverse change	$(297)	$(1,838)
Impact on fair value of 20% adverse change	$(291)	$(3,086)
Expected Credit losses (annual rate)	8.39%	5.61%
Impact on fair value of 10% adverse change	$(498)	$(2,841)
Impact on fair value of 20% adverse change	$(1,013)	$(6,095)
Residual Cash-Flow Discount Rate	27.5%	27.50%
Impact on fair value of 10% adverse change	$(239)	$(1,540)
Impact on fair value of 20% adverse change	$(440)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(777)	$(2,692)
Impact on fair value of 20% adverse change	$(1,350)	$(5,067)

These sensitivities are entirely hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon 10% and 20% variations in assumptions generally cannot be extrapolated to greater or lesser percentage variations because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the subordinated interest is calculated without changing any other assumption.  In reality, changes in one factor may result in changes in another that may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the forward LIBOR curve as of September 30, 2009 and December 31, 2008.

INCOME RECOGNITION

For securities classified as held for trading, interest income is based on the stated interest rate and the outstanding principal balance; premium or discount associated with the purchase of the MBS are not amortized.  Since January 1, 2008, all MBS portfolio securities have been classified as held for trading.

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

OITRS and its activities are subject to corporate income taxes and the applicable provisions of FASB ASC 740, Income Taxes. All of the consequences of OITRS’s income tax accounting are included in discontinued operations.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As previously discussed, OITRS previously pooled loans originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. OITRS held approximately $7.5 million of retained interests from securitizations as of September 30, 2009.  In addition, OITRS retained the servicing related to the loans sold or securitized.  While such servicing has since been sold and or surrendered, advances made prior to such transactions continued to be collected as the underlying properties are liquidated.

The cash flows associated with OITRS’s securitization activities over the nine months ended September 30, 2009 and 2008, were as follows:

(in thousands)
	Nine months Ended September 30,
	2009	2008
Net servicing fees received	$(16)	$1,055
Servicing repayments	11,010	92
Cash flows received on retained interests	7,847	11,831

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  After almost two years of motions practice and some discovery, on February 3, 2009, Coast filed a motion for leave to file an amended complaint which was granted on March 16, 2009.  OITRS answered the amended complaint on May 4, 2009, and filed an amended answer on September 16, 2009.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  We believe the plaintiff’s claims in this matter are without merit and we intend to vigorously defend this case.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  We filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  On September 30, 2009, the court granted a partial motion to dismiss and gave plaintiffs until October 12, 2009 to file an amended complaint.  The partial dismissal released defendants Flagstone Securities, LLC, BB&T Capital Markets, our former outside directors and certain officers, as well as certain charges contained in the original complaint.  Plaintiffs filed an amended complaint on October 12, 2009 and on October 23, 2009 we filed defendant’s answer and affirmative defenses to the amended complaint.  The amended complaint is currently pending. We believe the plaintiffs’ claims in these actions are without merit and we intend to vigorously defend the cases.

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

As a REIT, we must distribute at least 90% of our annual net REIT taxable income (excluding net capital gains) to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net REIT taxable income, we will be subject to federal corporate income tax. In addition, we may be subject to a 4% nondeductible excise tax if the actual amount that we pay to our stockholders in a calendar year is less than a minimum amount specified under the Code. From time to time, we may generate REIT taxable income greater than our income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our net REIT taxable income may be greater than our cash flow available for distribution to our stockholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our mortgage-related securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax. These other sources could increase our costs or reduce equity and reduce amounts available to invest in mortgage-related securities.

The Internal Revenue Service (IRS) issued Revenue Procedure 2009-15, providing that the IRS will treat a REIT’s distribution of common stock that is declared with respect to a taxable year ending on or before December 31, 2009 as a qualifying dividend for purposes of the 90 percent distribution requirement so long as it meets certain conditions, including a cash limitation requirement that is not less than 10% of the entire distribution.  The Company will be utilizing this procedure with regard to its 2009 dividends.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date:	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date:	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)