Form 10-K
BIMINI CAPITAL MANAGEMENT, INC.
filed 2010-03-15
CIK 1275477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 12, 2010, there were 10,005,225 shares of the Registrant’s Class A Common Stock outstanding.  The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (2,451,076 shares) at June 30, 2009 was approximately $6.6 million.  The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of that date.  As of June 30, 2009, all of the Registrant’s Class B Common Stock was held by affiliates of the Registrant.  As of June 30, 2009, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (31,939 shares) was $319, which value is based on the initial purchase price of the Class C Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I

ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we” or “us”), is primarily in the business of investing in mortgage-backed securities.  We are organized and operate as a real estate investment trust, or (“REIT”), for federal income tax purposes, and our corporate structure includes a taxable REIT subsidiary (“TRS”).  Bimini Capital’s website is located at http://www.biminicapital.com.

From November 3, 2005 to June 30, 2007 we operated a mortgage banking business through a taxable REIT subsidiary.  This entity ceased originating mortgages through two of their production channels during the second quarter of 2007 and the third, the retail loan production channel, was sold. No mortgage loans were originated after June 30, 2007.

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

•
On December 21, 2006, the Company sold to Citigroup Global Markets Realty Corp. (“Citigroup Realty”) a Class B non-voting limited liability company membership interest in OITRS, representing 7.5% of all of OITRS’s outstanding limited liability company membership interests, for $4.1 million. The Company also granted Citigroup Realty the option to acquire additional Class B non-voting limited liability company membership interests in OITRS. This option was not exercised.  On May 27, 2008, the Company repurchased the 7.5% interest for $50,000.

•
On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of OITRS’ wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of OITRS were sold and the proceeds were primarily used to repay secured indebtedness. Beginning with the second quarter of 2007, the activities of OITRS have been reported as a discontinued operation, and management of the Company have worked to restructure the Company to again operate solely as a REIT.

•	On September 28, 2007, the Company changed its name to Bimini Capital Management, Inc.

Structure

We have elected to be taxed as a REIT under Sections 856 and 859 of the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. OITRS has been treated as a TRS since its acquisition.

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and the REIT qualifying activities or the general management of our portfolio of MBS refer to “Bimini Capital Management, Inc.”  Further, discussions related to our taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS). The assets and activities that are not REIT eligible, such as mortgage origination, acquisition and servicing activities, were formerly conducted by OITRS and are now reported as discontinued operations.

Description of Our Business

Investment Objective

We manage a portfolio of agency mortgage-backed securities and derivative mortgage-backed securities.  We intend to generate income derived from the net interest margin of our mortgage-backed securities portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from our unlevered portfolio of derivative mortgage-backed securities.  We seek to minimize the volatility of both the income generated by our portfolio and the value of our portfolio of securities through our capital allocation, asset selection, interest rate risk management and liquidity management.  However, there can be no assurance we will be able to do so consistently, or at all.

Our Board of Directors may change our investment strategy without prior notice to you or a vote of our stockholders.

Portfolio Composition

The primary assets in our current portfolio of mortgage related securities are fixed-rate mortgage-backed securities, floating rate collateralized mortgage obligations, adjustable-rate mortgage-backed securities (“ARM’s”), hybrid adjustable-rate mortgage-backed securities (“hybrid ARM’s”), balloon maturity mortgage-backed securities and derivative mortgage-backed securities. The primary derivative mortgage-backed securities in our portfolio are interest only and inverse interest only securities, although we may also employ other types of MBS derivatives. The mortgage related securities we acquire are obligations issued by federal agencies or federally chartered entities, primarily Fannie Mae, Freddie Mac and Ginnie Mae.

We seek to own securities with well documented and understood prepayment histories and characteristics, with the investment goal of minimizing the volatility of our earnings resulting from the effect of volatile prepayments of the mortgage loans underlying our securities. Our diversified portfolio will generally be comprised of a high percentage of securities with borrower and/or or loan characteristics that we expect will result in lower sensitivity to available refinancing incentives.  Examples would be pools of mortgage-backed securities collateralized by mortgages with lower loan balances, newly originated fixed-rate and hybrid ARM securities or lower coupon mortgages, among others.  We may also own securities with higher sensitivity to available refinancing incentives, but in both cases we seek securities with prepayment characteristics that are more predictable.

Borrowers with low loan balances have a lower economic incentive to refinance and have historically prepaid at lower rates than borrowers with larger loan balances. The reduced incentive to refinance is caused by two factors: borrowers with low loan balances will have smaller interest savings because overall interest payments are smaller on their loans; and closing costs for refinancings, which are generally not proportionate to the size of a loan, make refinancing of smaller loans less attractive as it takes a longer period of time for the interest savings to cover the cost of refinancing.

Agency pools collateralized by newly originated loans generally experience slower prepayments because borrowers are required to pay fees each time they originate a new low or refinance an existing one and, absent material changes in prevailing interest rates, the out-of-pocket costs discourage the borrower from refinancing.  Typically such costs are recouped over time by way of interest cost savings.  Loans to borrowers with low relative interest rates tend to refinance less often simply because they have little or no economic incentive to do.  Prepayments on such loans tend to be limited to instances where the borrower moves and sells the property, thus resulting in an early prepayment of the loan.

Our derivative mortgage-backed securities will generally be collateralized by loans similar to those described above.  However, securities such as interest only or inverse interest only securities receive cash flows associated with the interest paid by the underlying loans, and do not entitle the holder to receive any principal payments.  Also, inverse interest only securities have coupon rates that are affected by the level of one month London Interbank Offered Rate (“LIBOR”), and will move in the opposite direction of LIBOR.  Accordingly, when LIBOR goes up, the coupon on such securities will go down, and vice versa.

We have created and will maintain a diversified portfolio to avoid undue geographic, loan originator, and other types of concentrations. By maintaining essentially all of our assets in government or government-sponsored or chartered enterprises and government or federal agencies, which now carry a more explicit guarantee of the federal government as to payment of principal and interest, we believe we can significantly reduce our exposure to losses from credit risk. We intend to acquire assets that will enable us to be exempt from the Investment Company Act of 1940.

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

Capital Allocation Strategy

We intend to deploy our capital using two core strategies, in order to create and maintain a levered mortgage-backed securities portfolio and an unlevered derivative mortgage-backed securities portfolio.  The leverage applied to the mortgage-backed securities portfolio will typically be less than twelve to one.  The capital applied to the two portfolios will vary over time and will be managed in an effort to maintain not only the level of income generated by the combined portfolios, but also the stability of the income stream, to the extent we can do so. Capital will be allocated in such a way so as to assist management in attempts to maintain the stability of the value of the combined portfolios.  Typically, but not always, derivative mortgage-backed securities and mortgage-backed securities exhibit materially different sensitivities to movements in interest rates, and to the extent they do so, may protect us against declines in the market value of our combined portfolio.  However, there can be no assurance management will be able to achieve such stability consistently, or at all.  Finally, we will allocate our capital between the two strategies so as to assist with our interest rate risk management efforts with respect to the levered portfolio and our liquidity management.  The unlevered portfolio does not require unencumbered cash or cash equivalents to be maintained so as to meet price related margin calls associated with our repo borrowings. To the extent more capital is deployed in the unlevered portfolio, our liquidity needs will generally be less.

We intend to continue to maintain our status as a REIT and operate in a manner that will not subject us to regulation under the Investment Company Act of 1940.  In order to avoid being subject to regulation under the Investment Company Act we must maintain at least 55% of our assets in qualifying real estate assets (the “Investment Company Test”).  For purposes of this test, derivative mortgage-backed securities are non-qualifying real estate assets.  Accordingly, while we have no explicit limitation on the amount of our capital we will deploy to the unlevered derivative mortgage-backed securities portfolio, we will deploy our capital in such a way so as to avoid regulation under the Investment Company Act.

Interest Rate Risk Management – Levered MBS Portfolio

We believe the primary risk inherent in our investments is the effect of movements in interest rates. This risk arises because the effects of interest rate changes on our borrowings differ from the effects of interest rate changes on the income from, or value of, our investments. We therefore follow an interest rate risk management program designed to offset the potential adverse effects resulting from the rate adjustment limitations on our mortgage related securities. We seek to minimize differences between interest rate indices and interest rate adjustment periods of our adjustable-rate mortgage-backed securities and related borrowings by matching the terms of assets and related liabilities both as to maturity and to the underlying interest rate index used to calculate interest rate charges.

        Our interest rate risk management program encompasses a number of procedures, including the following:

•	Monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage related securities compared with the interest rate sensitivities of our borrowings.

•
Attempting to structure our repurchase agreements that fund our purchases of adjustable-rate mortgage-backed securities to have a range of different maturities and interest rate adjustment periods. We attempt to structure these repurchase agreements to match the reset dates on our adjustable-rate mortgage-backed securities when possible. At December 31, 2009, the weighted average months to reset of our adjustable-rate mortgage-backed securities was 4.9 months and the weighted average reset on the corresponding repurchase agreements was 25 days; and

•
Actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage related securities compared to the interest rate indices and adjustment periods of our borrowings. Our liabilities under our repurchase agreements are all LIBOR-based, and we, among other considerations, select our adjustable-rate mortgage-backed securities to favor LIBOR indexes.

As a result, we expect to be able to adjust the average maturities and reset periods of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings mature or are renewed. Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate mortgage-backed securities and our related borrowings.

We may from time to time use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. We may enter into swap or cap agreements, option, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that we may incur or plan to incur. These contracts would be intended to more closely match the effective maturity of, and the interest received on, our assets with the effective maturity of, and the interest owed on, our liabilities. However, no assurances can be given that interest rate risk management strategies can successfully be implemented.

Derivative mortgage-backed securities in our unlevered portfolio generally exhibit sensitivities to movements in interest rates that are different than the securities we typically own in our levered portfolio; to the extent this occurs, it may provide some protection against declines in the market value of our combined portfolio that result from adverse interest rate movements. The inability to match closely the maturities and interest rates of our assets and liabilities, or the inability to protect adequately against declines in the market value of our assets, could result in losses.

Liquidity Management Strategy

Due to our extensive use of leverage, we must manage our portfolio and operations so as to maintain the liquidity needed to meet price related margin calls associated with the assets pledged to obtain such leverage.  This is accomplished by the following measures:

•
Owning securities with lower anticipated levels of prepayments so as to avoid excessive margin calls when monthly prepayments are announced.  Prepayment speeds are typically made available prior to the receipt of the related cash flows, thus causing the market value of the related security to decrease prior to the receipt of the associated cash.  This gives rise to a temporary collateral deficiency and generally results in margin calls by lenders.

•
Obtaining funding arrangements whereby prepayment related margin calls are deferred or waived in exchange for payments to the lender tied to the dollar amount of the collateral deficiency and a pre-determined interest rate.

•	Maintaining larger balances of cash or unencumbered assets to meet margin calls.

•
Proactively making margin calls on our credit counterparties when we have an excess of collateral pledged against our borrowings by actively monitoring the asset prices and collateral levels for assets pledged against such borrowings.

•	Reducing our leverage.

•	Redeploying capital from our levered mortgage-backed securities portfolio to our unlevered derivative mortgage-backed securities portfolio.

While our current financial condition prohibits us from obtaining funding arrangements whereby capital deficiency related margin calls can be deferred or waived, we continue to employ all of the measures detailed above so as to maintain our liquidity.

Repurchase Agreement Trading, Clearing and Administrative Services

We have engaged AVM, L.P. (a securities broker-dealer) and III Associates (a registered investment adviser affiliated with AVM), to provide us with repurchase agreement trading, clearing and administrative services. AVM acts as our clearing agent. III Associates acts as our agent and adviser in arranging for third parties to enter into repurchase agreements with us, executes and maintains records of our repurchase transactions and assists in managing the margin arrangements between us and our counterparties for each of our repurchase agreements.

Description of Mortgage Related Securities

Mortgage-Backed Securities

Pass-Through Certificates. We intend to invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass-through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

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

The payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

The mortgage loans underlying pass-through certificates can generally be classified in the following five categories:

•
Fixed-Rate Mortgages.    As of December 31, 2009, 4.4% of our portfolio consisted of fixed-rate mortgage-backed securities. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

•
Collateralized Mortgage Obligations.    As of December 31, 2009, 0.0% of our portfolio consisted of collateralized mortgage obligations. Collateralized mortgage obligations, or CMOs, are a type of mortgage-backed security. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity to interest rates.

•
Adjustable-Rate Mortgages.    As of December 31, 2009, 27.2% of our portfolio consisted of adjustable-rate mortgage-backed securities. Adjustable-rate mortgages, or ARMs, are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). We will refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

•
Hybrid Adjustable-Rate Mortgages.    As of December 31, 2009, 56.0% of our portfolio consisted of hybrid adjustable-rate mortgage-backed securities. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

•
Balloon Maturity Mortgages.    As of December 31, 2009, 0.0% of our portfolio consisted of balloon maturity mortgage-backed securities. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid down, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

•
Interest Only Securities (“IO”) As of December 31, 2009, 0.0% of our portfolio consisted of IO securities. IO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid adjustable-rate mortgages; holders of IO securities have no claim to any principal payments.  The value of IOs depends primarily on two factors; prepayments and interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments going forward, hence IOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. IOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Inverse Interest Only Securities (“IIO”) As of December 31, 2009, 12.4% of our portfolio consisted of IIO securities.  IIO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid adjustable-rate mortgages; holders of IIO securities have no claim to any principal payments.  The value of IIOs depends primarily on three factors; prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, hence IIOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. The coupon IIO securities are derived from both the coupon interest rate on the underlying pool of mortgages and one month LIBOR.  IIO securities are typically created in conjunction with a floating rate CMO which has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages.  The coupon on the floating rate CMO is also based on one month LIBOR.  Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages.  The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of one month LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of one month LIBOR falls, the opposite is true.  Accordingly, the value of IIO securities are sensitive to the level of one month LIBOR and expectations by market participants of future movements in the level of one month LIBOR. IIO securities are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Principal Only Securities (“PO”)    As of December 31, 2009, 0.0% of our portfolio consisted of PO securities. PO securities represent the stream of principal payments on a pool of mortgages; holders of PO securities have no claim to any interest payments, although the ultimate amount of principal to be received over time is known – it equals the principal balance of the underlying pool of mortgages.  What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors; prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, hence POs are highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates also has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

The following table shows the breakdown of mortgage loans underlying our mortgage-backed securities portfolio as of December 31, 2009 and 2008:

(in thousands)
	December 31,
	2009		2008
	Carrying Value	% of Total	Carrying Value	% of Total
Pass-Through Certificates:
Hybrid ARMs	67,036	56.0	63,068	36.6
Adjustable-rate Mortgages	$32,598	27.2	$70,632	41.0
Fixed-rate Mortgages	5,242	4.4	24,884	14.5
Total Pass-Through Certificates	104,876	87.6	158,584	92.1
Mortgage Derivative Certificates:
Inverse IO MBS	14,793	12.4	13,524	7.9
Totals	$119,669	100.0	$172,108	100.0

As of December 31, 2009, 90.9% and 9.1% of our portfolio was issued by Fannie Mae and Freddie Mac, respectively. As of December 31, 2009, our portfolio had a weighted average coupon of 4.49%. The constant prepayment rate (CPR) for the portfolio, which reflects the annualized proportion of principal that was prepaid, was 20.96% for December 2009.  The effective duration for the portfolio was 1.593 as of December 31, 2009.  Duration measures the price sensitivity of a fixed income security to movements in interest rates.  Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion describes the material federal income tax consequences to stockholders of the acquisition, ownership and disposition of our Class A Common Stock.  The tax treatment of stockholders will vary depending upon the stockholder’s particular situation, and this discussion addresses only stockholders that hold shares of our common stock as a capital asset for U.S. federal income tax purposes and does not address all aspects of taxation that may be relevant to particular stockholders in light of their personal investment or tax circumstances.  This section also does not address all aspects of taxation that may be relevant to certain types of stockholders to which special provisions of the federal income tax laws apply, including:

•	dealers in securities or currencies;

•	traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;

•	banks;

•	tax-exempt organizations (except to the extent described below in “—Taxation of Holders of our Class A Common Stock—Taxation of Tax-Exempt Stockholders”);

•	certain insurance companies;

•	persons liable for the alternative minimum tax;

•	persons that hold common stock as a hedge against interest rate or currency risks or as part of a straddle or conversion transaction; and

•	stockholders whose functional currency is not the U.S. dollar.

This summary is based on the Code, its legislative history, existing and proposed regulations under the Code, published rulings and court decisions.  This summary describes the provisions of these sources of law only as they are currently in effect.  All of these sources of law may change at any time, and any change in the law may apply retroactively.

We urge you to consult with your own tax advisors regarding the tax consequences to you of acquiring, owning and disposing of shares of our Class A Common Stock, including the U.S. federal, state, local and foreign tax consequences of acquiring, owning and selling shares of our Class A Common Stock in your particular circumstances and potential changes in applicable laws.

Taxation of Holders of our Class A Common Stock

The following is a summary of certain additional federal income tax considerations with respect to the acquisition, ownership and disposition of our Class A Common Stock.

We urge each shareholder to consult with their own tax advisor regarding the specific tax consequences to them of the ownership and disposition of our Class A Common Stock and of our election to be taxed as a REIT, specifically regarding the federal, state, local, foreign, and other tax consequences of such ownership, disposition and election, and regarding potential changes in applicable tax laws.

Taxation of Our Company

We elected to be taxed as a REIT under the federal income tax laws commencing with our initial short taxable year ended on December 31, 2003. We believe that we are organized and we have operated in such a manner so as to qualify for taxation as a REIT under the federal income tax laws, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.  This section discusses the laws governing the federal income tax treatment of a REIT. These laws are highly technical and complex.

As a REIT, we generally will not be subject to federal income tax on the REIT taxable income that we distribute to our stockholders. The benefit of that tax treatment is that it avoids the double taxation, or taxation at both the corporate and stockholder levels, that generally applies to distributions by a Corporation to its stockholders. However, we will be subject to federal tax in the following circumstances:

•
We will pay federal income tax on taxable income, including net capital gain, that we do not distribute to stockholders during, or within a specified time period after, the calendar year in which the income is earned.

•	We may be subject to the “alternative minimum tax” on any items of tax preference that we do not distribute or allocate to stockholders.

•	We will pay income tax at the highest corporate rate on:

o	net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, and

o	other non-qualifying income from foreclosure property.

•	We will pay a 100% tax on our net income from sales or other dispositions of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business.

•
If we fail to satisfy the 75% gross income test or the 95% gross income test, as described below under  “— Requirements for Qualification — Gross Income Tests,” and nonetheless continue to qualify as a REIT because we meet other requirements, we will pay a 100% tax on:

o
the greater of (i) the amount by which we fail the 75% gross income test or (ii) the amount by which 95% of our gross income exceeds the amount of our income qualifying under the 95% gross income test, multiplied by

o	a fraction intended to reflect our profitability.

•
In the event of a more than de minimis failure of any of the asset tests, as described below under “—Requirement for Qualification — Asset Tests,” as long as the failure was due to reasonable cause and not to willful neglect, we file a description of the assets that caused such failure with the IRS, and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which we failed to satisfy any of the asset tests.

•
In the event of a failure to satisfy one or more requirements for REIT qualification, other than the gross income tests or the asset tests, as long as such failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure.

•	If we fail to distribute during a calendar year at least the sum of:

o 85% of our REIT ordinary income for the year,

o 95% of our REIT capital gain net income for the year, and

o any undistributed taxable income required to be distributed from earlier periods,

we will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount we actually distributed.

•
We may elect to retain and pay income tax on our net long-term capital gain. In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gain (to the extent that we make a timely designation of such gain to the stockholder) and would receive a credit or refund for its proportionate share of the tax we paid.

•	We will be subject to a 100% excise tax on transactions between us and a TRS that are not conducted on an arm’s-length basis.

•
If we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate-level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest regular corporate rate applicable if we recognize gain on the sale or disposition of the asset during the 10-year period after we acquire the asset. The amount of gain on which we will pay tax is the lesser of:

o the amount of gain that we recognize at the time of the sale or disposition, and

o	the amount of gain that we would have recognized if we had sold the asset at the time we acquired it.

•
If we own a residual interest in a real estate mortgage investment conduit, or (“REMIC”), we will be taxed at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified organizations.” Similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or an equity interest in a taxable mortgage pool through a TRS, as is the case with OITRS, we will not be subject to this tax. For a discussion of “excess inclusion income,” see “—Requirements for Qualification —Taxable Mortgage Pools.” A “disqualified organization” includes:

o the United States;

o any state or political subdivision of the United States;

o any foreign government;

o any international organization;

o any agency or instrumentality of any of the foregoing;

o
any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

o any rural electrical or telephone cooperative.

We do not currently hold, and do not intend to hold, REMIC residual interests or equity interests in taxable mortgage pools, at the REIT level.

Requirements for Qualification

Organizational Requirements

A REIT is a corporation, trust, or association that meets each of the following requirements:

(1)                  It is managed by one or more trustees or directors.

(2)                  Its beneficial ownership is evidenced by transferable shares, or by transferable certificates of beneficial interest.

(3)                  It would be taxable as a domestic corporation, but for the REIT provisions of the federal income tax laws.

(4)                  It is neither a financial institution nor an insurance company subject to special provisions of the federal income tax laws.

(5)                  At least 100 persons are beneficial owners of its shares or ownership certificates.

(6)                  Not more than 50% in value of its outstanding shares or ownership certificates is owned, directly or indirectly, by five or fewer individuals, which the federal income tax laws define to include certain entities, during the last half of any taxable year.

(7)                  It elects to be a REIT, or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and maintain REIT status.

(8)                  It meets certain other qualification tests, described below, regarding the nature of its income and assets and the distribution of its income.

We must meet requirements 1 through 4 during our entire taxable year and must meet requirement 5 during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Requirements 5 and 6 applied to us beginning with our 2004 taxable year. If we comply with all the requirements for ascertaining the ownership of our outstanding stock in a taxable year and have no reason to know that we violated requirement 6, we will be deemed to have satisfied requirement 6 for that taxable year. For purposes of determining share ownership under requirement 6, an “individual” generally includes a supplemental unemployment compensation benefits plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes. An “individual,” however, generally does not include a trust that is a qualified employee pension or profit sharing trust under the federal income tax laws, and beneficiaries of such a trust will be treated as holding our stock in proportion to their actuarial interests in the trust for purposes of requirement 6.

We believe that we have issued sufficient stock with sufficient diversity of ownership to satisfy requirements 5 and 6. In addition, our charter restricts the ownership and transfer of our stock so that we should continue to satisfy these requirements.

Qualified REIT Subsidiaries. A corporation that is a “qualified REIT subsidiary” is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “qualified REIT subsidiary” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “qualified REIT subsidiary” is a corporation all of the capital stock of which is owned by the REIT and that has not elected to be a TRS. Thus, in applying the requirements described herein, any “qualified REIT subsidiary” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.

Other Disregarded Entities and Partnerships. An unincorporated domestic entity, such as a partnership, or limited liability company that has a single owner, generally is not treated as an entity separate from its parent for federal income tax purposes. An unincorporated domestic entity with two or more owners generally is treated as a partnership for federal income tax purposes. In the case of a REIT that is a partner in a partnership that has other partners, the REIT is treated as owning its proportionate share of the assets of the partnership and as earning its allocable share of the gross income of the partnership for purposes of the applicable REIT qualification tests. For purposes of the 10% value test (described in “— Asset Tests”), our proportionate share is based on our proportionate interest in the equity interests and certain debt securities issued by the partnership. For all of the other asset and income tests, our proportionate share is based on our proportionate interest in the capital interests in the partnership. Thus, our proportionate share of the assets, liabilities, and items of income of any partnership, joint venture, or limited liability company that is treated as a partnership for federal income tax purposes in which we acquire an interest, directly or indirectly, will be treated as our assets and gross income for purposes of applying the various REIT qualification requirements.

Taxable REIT Subsidiaries. A REIT is permitted to own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by the parent REIT. The subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years prior to 2009) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. We have elected to treat OITRS as a TRS. Our TRS is subject to corporate income tax on its taxable income.  We believe that all transactions between us and our TRS have been and will be conducted on an arm’s-length basis.

Taxable Mortgage Pools. An entity, or a portion of an entity, may be classified as a taxable mortgage pool under the Code if:

•	substantially all of its assets consist of debt obligations or interests in debt obligations;

•	more than 50% of those debt obligations are real estate mortgage loans or interests in real estate mortgage loans as of specified testing dates;

•	the entity has issued debt obligations that have two or more maturities; and

•	the payments required to be made by the entity on its debt obligations “bear a relationship” to the payments to be received by the entity on the debt obligations that it holds as assets.

Under U.S. Treasury regulations, if less than 80% of the assets of an entity (or a portion of an entity) consist of debt obligations, these debt obligations are considered not to comprise “substantially all” of its assets, and therefore the entity would not be treated as a taxable mortgage pool.

We may make investments or enter into financing and securitization transactions that give rise to our being considered to be, or to own an interest in, one or more taxable mortgage pools. Where an entity, or a portion of an entity, is classified as a taxable mortgage pool, it is generally treated as a taxable corporation for federal income tax purposes. However, special rules apply to a REIT, a portion of a REIT, or a qualified REIT subsidiary, that is a taxable mortgage pool. The portion of the REIT’s assets, held directly or through a qualified REIT subsidiary, that qualifies as a taxable mortgage pool is treated as a qualified REIT subsidiary that is not subject to corporate income tax, and the taxable mortgage pool classification does not affect the tax status of the REIT. Rather, the consequences of the taxable mortgage pool classification would generally, except as described below, be limited to the REIT’s stockholders. The Treasury Department has yet to issue regulations governing the tax treatment of the stockholders of a REIT that owns an interest in a taxable mortgage pool.

A portion of our income from a taxable mortgage pool arrangement, which might be non-cash accrued income, or “phantom” taxable income, could be treated as “excess inclusion income.” Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a REMIC residual interest or taxable mortgage pool interest over (ii) the sum of an amount for each day in the calendar quarter equal to the product of (a) the adjusted issue price at the beginning of the quarter multiplied by (b) 120% of the long-term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter). This non-cash or “phantom” income is subject to the distribution requirements that apply to us and could therefore adversely affect our liquidity. See “— Distribution Requirements.”

Our excess inclusion income would be allocated among our stockholders. A stockholder’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the stockholder, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of stockholders that are otherwise generally exempt from federal income tax, and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of foreign stockholders.  See “—Taxation of Tax-Exempt Stockholders” and “—Taxation of Non-U.S. Stockholders.” The manner in which excess inclusion income would be allocated among shares of different classes of our stock or how such income is to be reported to stockholders is not clear under current law. Tax-exempt investors, foreign investors, and taxpayers with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in our stock.

If we were to own less than 100% of the ownership interests in an entity that is classified as a taxable mortgage pool, the foregoing rules would not apply. Rather, the entity would be treated as a corporation for federal income tax purposes, and its income would be subject to corporate income tax. In addition, this characterization would alter our REIT income and asset test calculations and could adversely affect our compliance with those requirements. We currently do not own, and currently do not intend to own, some, but less than all, of the ownership interests in an entity that is or will become a taxable mortgage pool, and we intend to monitor the structure of any taxable mortgage pools in which we have an interest to ensure that they will not adversely affect our status as a REIT.

Gross Income Tests

We must satisfy two gross income tests annually to maintain our qualification as a REIT. First, at least 75% of our gross income for each taxable year must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgage loans on real property or qualified temporary investment income. Qualifying income for purposes of the 75% gross income test generally includes:

•	rents from real property;

•	interest on debt secured by a mortgage on real property, or on interests in real property;

•	dividends or other distributions on, and gain from the sale of, shares in other REITs;

•	gain from the sale of real estate assets;

•	amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits;

•
income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•
income derived from the temporary investment of new capital that is attributable to the issuance of our stock or a public offering of our debt with a maturity date of at least five years and that we receive during the one-year period beginning on the date on which we received such new capital.

Second, in general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both income tests.  Income and gain from “hedging transactions,” as defined in “— Hedging Transactions,” that we entered into on or before July 30, 2008 to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such are excluded from both the numerator and the denominator for purposes of the 95% gross income test (but are non qualifying income for purposes of the 75% gross income test). Income and gain from hedging transactions to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such entered into after July 30, 2008 are excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests. In addition, certain foreign currency gains recognized after July 30, 2008 will be excluded from gross income for purposes of one or both of the gross income tests. See “—Foreign Currency Gain.”  We will monitor the amount of our nonqualifying income and we will manage our portfolio to comply at all times with the gross income tests. The following paragraphs discuss the specific application of the gross income tests to us.

Interest. The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based in whole or in part on the income or profits of any person. However, interest generally includes the following:

•	an amount that is based on a fixed percentage or percentages of receipts or sales; and

•
an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property, and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

If a loan contains a provision that entitles a REIT to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will be treated as gain from the sale of the property securing the loan, which generally is qualifying income for purposes of both gross income tests.

Interest on debt secured by a mortgage on real property or on interests in real property, including, for this purpose, discount points, prepayment penalties, loan assumption fees, and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date the REIT agreed to originate or acquire the loan and the loan is secured by property other than real property, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property — that is, the amount by which the loan exceeds the value of the real estate that is security for the loan.

We primarily own Agency residential mortgage-backed securities (“RMBS”).  Other than income from imbedded derivative instruments as described below, all of the income on our Agency RMBS is qualifying income for purposes of the 95% gross income test.  The Agency RMBS are treated either as interests in a grantor trust or as interests in a REMIC for federal income tax purposes.  In the case of Agency RMBS treated as interests in grantor trusts, such as our whole-pool pass-through securities, we are treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust.  The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above.  In the case of Agency RMBS treated as interests in a REMIC, such as our CMOs, IOs, POs and IIOs, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% gross income test.  If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 95% gross income test.  In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holders of the related REMIC securities.  We believe that substantially all of our income from Agency RMBS is qualifying income for the 75% and 95% gross income tests.

The interest, original issue discount, and market discount income that we receive from our Agency RMBS generally will be qualifying income for purposes of both gross income tests. However, as discussed above, if the fair market value of the real estate securing any of our loans is less than the principal amount of the loan, a portion of the income from that loan will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

Dividends. Our share of any dividends received from any corporation (including OITRS and any other TRS, but excluding any REIT) in which we own an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Our share of any dividends received from any other REIT in which we own an equity interest will be qualifying income for purposes of both gross income tests.

Fee Income.  Fee income generally is qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for entering into an agreement to make a loan secured by real property and the fees are not determined by income and profits. Other fees generally are not qualifying income for purposes of either gross income test. Any fees earned by a TRS are not included for purposes of the gross income tests.

Foreign Currency Gain.  Certain foreign currency gains recognized after July 30, 2008 are excluded from gross income for purposes of one or both of the gross income tests. “Real estate foreign exchange gain” is excluded from gross income for purposes of the 75% gross income test. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgages on real property or on interest in real property and certain foreign currency gain attributable to certain “qualified business units” of a REIT. “Passive foreign exchange gain” is excluded from gross income for purposes of the 95% gross income test. Passive foreign exchange gain generally includes real estate foreign exchange gain as described above, and also includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 95% gross income test and foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) debt obligations. Because passive foreign exchange gain includes real estate foreign exchange gain, real estate foreign exchange gain is excluded from gross income for purposes of both the 75% and 95% gross income test. These exclusions for real estate foreign exchange gain and passive foreign exchange gain do not apply to foreign currency gain derived from dealing, or engaging in substantial and regular trading, in securities. Such gain is treated as nonqualifying income for purposes of both the 75% and 95% gross income tests.

Rents from Real Property. Except for the real property that we own for use in the operation of our business, we do not hold and do not intend to acquire any real property.  However, we may acquire real property or an interest therein in the future. To the extent that we acquire real property or an interest therein, rents we receive will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if the following conditions are met:

•
First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

•
Second, rents we receive from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, at least 90% of the property is leased to unrelated tenants and the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space and the rent is not attributable to a modification of a lease with a controlled TRS (i.e., a TRS in which we own directly or indirectly more than 50% of the voting power or value of the stock). A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.

•
Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

•
Fourth, we generally must not operate or manage our real property or furnish or render noncustomary services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “noncustomary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a TRS, which may provide customary and noncustomary services to tenants without tainting its rental income from the related properties.

Hedging Transactions. From time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts.  Income and gain from “hedging transactions” entered into on or before July 30, 2008 is excluded from gross income for purposes of the 95% gross income test (but is treated as nonqualifying income for purposes of the 75% gross income test).  Income and gain from hedging transactions entered into after July 30, 2008 will be excluded from gross income for purposes of both the 75% and 95% gross income tests.  A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate changes, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets.  A “hedging transaction” also includes any transaction entered into after July 30, 2008 primarily to manage risk of currency fluctuations with respect to any item of income or gain that is qualifying income for purposes of the 75% or 95% gross income test (or any property which generates such income or gain).  We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into and satisfy other identification requirements. To the extent that we hedge or for other purposes, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Prohibited Transactions. A REIT will incur a 100% tax on the net income  (including foreign currency gain recognized after July 30, 2008) derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets will be held primarily for sale to customers and that a sale of any of our assets will not be in the ordinary course of our business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction. We cannot assure you, however, that we can comply with the safe-harbor provisions or that we will avoid owning property that may be characterized as property that we hold “primarily for sale to customers in the ordinary course of a trade or business.”

Foreclosure Property. We will be subject to tax at the maximum corporate rate on any income  (including foreign currency gain recognized after July 30, 2008) from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

However, a REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is granted by the Secretary of the Treasury. This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income.

Failure to Satisfy Gross Income Tests. If we fail to satisfy one or both of the gross income tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify for relief under certain provisions of the federal income tax laws. Those relief provisions generally will be available if:

•	our failure to meet such tests was due to reasonable cause and not due to willful neglect; and

•	following such failure for any taxable year, a schedule of the sources of our income is filed with the IRS.

We cannot predict, however, whether in all circumstances we would qualify for the relief provisions. In addition, as discussed above in “— Taxation of Our Company,” even if the relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of (i) the amount by which we fail the 75% gross income test or (ii) the amount by which 95% of our gross income exceeds the amount of our income qualifying under the 95% gross income test, multiplied by a fraction intended to reflect our profitability.

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of our total assets must consist of:

•	cash or cash items, including certain receivables;

•	government securities;

•	interests in real property, including leaseholds and options to acquire real property and leaseholds;

•	interests in mortgage loans secured by real property;

•	stock in other REITs;

•
investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term; and

•
regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate-related assets under the federal income tax laws, determined as if we held such assets, we will be treated as holding directly our proportionate share of the assets of such REMIC.

Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets.

Third, of our investments not included in the 75% asset class, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities.

Fourth, no more than 25% (20% for taxable years prior to 2009) of the value of our total assets may consist of the securities of one or more TRSs.

Fifth, no more than 25% of the value of our total assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

For purposes of the second and third asset tests, the term “securities” does not include stock in another REIT, equity or debt securities of a qualified REIT subsidiary or TRS, mortgage loans that constitute real estate assets, or equity interests in a partnership. For purposes of the 10% value test, the term “securities” does not include:

•
“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the debt is not convertible, directly or indirectly, into stock, and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled TRS (i.e., a TRS in which we own directly or indirectly more than 50% of the voting power or value of the stock) hold non-“straight debt” securities that have an aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

o
a contingency relating to the time of payment of interest or principal, as long as either (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

o	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

•	Any loan to an individual or an estate.

•	Any “section 467 rental agreement,” other than an agreement with a related party tenant.

•	Any obligation to pay “rents from real property.”

•	Certain securities issued by governmental entities.

•	Any security issued by a REIT.

•	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership.

•
Any debt instrument of an entity treated as a partnership for federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test described above in “—Requirements for Qualification — Gross Income Tests.”

The asset tests described above are based on our gross assets.

We believe that our Agency RMBS qualify as real estate assets or as government securities.

We enter into sale and repurchase agreements under which we nominally sell certain of our Agency RMBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. Based on positions the IRS has taken in analogous situations, we believe that we are treated for REIT asset and income test purposes as the owner of the Agency RMBS that are the subject of such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the Agency RMBS during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

We will monitor the status of our assets for purposes of the various asset tests and will seek to manage our portfolio to comply at all times with such tests. There can be no assurance, however, that we will be successful in this effort. In this regard, to determine our compliance with these requirements, we will need to value our investment in our assets to ensure compliance with the asset tests. Although we will seek to be prudent in making these estimates, there can be no assurances that the IRS might not disagree with these determinations and assert that a lower value is applicable. If we fail to satisfy the asset tests at the end of a calendar quarter, we will not lose our REIT status if:

•	we satisfied the asset tests at the end of the preceding calendar quarter; and

•
the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.

If we did not satisfy the condition described in the second item, above, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

In the event that, at the end of any calendar quarter, we violate the second or third asset tests described above, we will not lose our REIT status if (i) the failure is de minimis (up to the lesser of 1% of our assets or $10 million) and (ii) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure. In the event of a more than de minimis failure of any of the asset tests, as long as the failure was due to reasonable cause and not to willful neglect, we will not lose our REIT status if we (i) dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, (ii) file a description of the assets that caused such failure with the IRS, and (iii) pay a tax equal to the greater of $50,000 or 35% of the net income from the nonqualifying assets during the period in which we failed to satisfy the asset tests.

We currently believe that our assets satisfy the foregoing asset test requirements. However, no independent appraisals have been or will be obtained to support our conclusions as to the value of our assets and securities, or in many cases, the real estate collateral for the mortgage loans that support our Agency RMBS. Moreover, the values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our ownership of securities and other assets violates one or more of the asset tests applicable to REITs.

Distribution Requirements

Each taxable year we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to:

•	the sum of

o	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

o	90% of our after-tax net income, if any, from foreclosure property, minus

•	the sum of certain items of non-cash income.

We must pay such distributions in the taxable year to which they relate, or in the following taxable year if we declare the distribution before we timely file our federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration.

In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is (1) pro-rata among all outstanding shares of stock within a particular class, and (2) in accordance with the preferences among different classes of stock as set forth in our organizational documents.

We will pay federal income tax on taxable income, including net capital gain, that we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•	85% of our REIT ordinary income for such year,

•	95% of our REIT capital gain income for such year, and

•	any undistributed taxable income from prior periods,

We will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to continue to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.

It is possible that, from time to time, we may experience timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Possible examples of those timing differences include the following:

•	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.

•
We will recognize taxable income in advance of the related cash flow if any of our RMBS are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

•
We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings.

•
We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

•	We may recognize taxable income from any residual interests in REMICs or retained ownership interests in mortgage loans subject to collateralized mortgage obligation debt.

Although several types of non-cash income are excluded in determining the annual distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to those non-cash income items if we do not distribute those items on a current basis. As a result of the foregoing, we may have less cash than is necessary to distribute all of our taxable income and thereby avoid corporate income tax and the excise tax imposed on certain undistributed income. In such a situation, we may need to borrow funds or issue additional common or preferred stock.

Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our stockholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest to the IRS based upon the amount of any deduction we take for deficiency dividends.

Recordkeeping Requirements

We must maintain certain records in order to qualify as a REIT. In addition, to avoid a monetary penalty, we must request on an annual basis information from our stockholders designed to disclose the actual ownership of our outstanding stock. We believe we fully comply with these requirements.

Failure to Qualify

If we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests, as described in “— Requirements for Qualification — Gross Income Tests” and “— Requirements for Qualification — Asset Tests.”

If we fail to qualify as a REIT in any taxable year, and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders might be eligible for the reduced federal income tax rate of 15% on such dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether in all circumstances we would qualify for such statutory relief.

Taxation of Taxable U.S. Stockholders

The term “U.S. stockholder” means a holder of our common stock that, for United States federal income tax purposes, is:

•	a citizen or resident of the United States;

•
a corporation or partnership (including an entity treated as a corporation or partnership for U.S. federal income tax purposes) created or organized under the laws of the United States, any of its states or the District of Columbia;

•	an estate whose income is subject to federal income taxation regardless of its source; or

•
any trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of the trust or (ii) it has a valid election in place to be treated as a U.S. person.

As long as we qualify as a REIT, a taxable “U.S. stockholder” must take into account as ordinary income distributions made out of our current or accumulated earnings and profits that we do not designate as capital gain dividends or retained long-term capital gain.  A U.S. stockholder will not qualify for the dividends received deduction generally available to corporations.  In addition, dividends paid by a REIT to a U.S. stockholder generally will not qualify for the 15% tax rate for “qualified dividend income.”  Qualified dividend income generally includes dividends paid by domestic C corporations and certain qualified foreign corporations to most U.S. noncorporate stockholders.  Because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our stockholders, our dividends generally will not be eligible for the new 15% rate on qualified dividend income.  As a result, our ordinary REIT dividends will continue to be taxed at the higher tax rate applicable to ordinary income.  Currently, the highest marginal individual income tax rate on ordinary income is 35%.  However, the 15% tax rate for qualified dividend income will apply to our ordinary REIT dividends, if any, that are (i) attributable to dividends received by us from non-REIT corporations, such as our TRSs, and (ii) attributable to income upon which we have paid corporate income tax (e.g., to the extent that we distribute less than 100% of our taxable income). In general, to qualify for the reduced tax rate on qualified dividend income, a stockholder must hold our common stock for more than 60 days during the 121-day period beginning on the date that is 60 days before the date on which our stock becomes ex-dividend.

If we declare a distribution in October, November, or December of any year that is payable to a U.S. stockholder of record on a specified date in any such month, such distribution shall be treated as both paid by us and received by the U.S. stockholder on December 31 of such year, provided that we actually pay the distribution during January of the following calendar year.  These dividends are referred to as “January dividends.”

A U.S. stockholder generally will recognize distributions that we designate as capital gain dividends as long-term capital gain without regard to the period for which the U.S. stockholder has held its common stock.  We generally will designate our capital gain dividends as either 15% or 25% rate distributions.  See “—Capital Gains and Losses.”  A corporate U.S. stockholder, however, may be required to treat up to 20% of certain capital gain dividends as a preference item.

We may elect to retain and pay income tax on the net long-term capital gain that we recognize in a taxable year.  In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gain.  The U.S. stockholder would receive a credit or refund for its proportionate share of the tax we paid.  The U.S. stockholder would increase the basis in its common stock by the amount of its proportionate share of our undistributed long-term capital gain, minus its share of the tax we paid.

A U.S. stockholder will not incur tax on a distribution in excess of our current and accumulated earnings and profits if the distribution does not exceed the adjusted basis of the U.S. stockholder’s common stock.  Instead, the distribution will reduce the adjusted basis of such common stock.  A U.S. stockholder will recognize a distribution in excess of both our current and accumulated earnings and profits and the U.S. stockholder’s adjusted basis in his or her common stock as long-term capital gain, or short-term capital gain if the common stock has been held for one year or less, assuming the common stock is a capital asset in the hands of the U.S. stockholder.

Stockholders may not include in their individual income tax returns any of our net operating losses or capital losses;  instead, these losses are generally carried over by us for potential offset against our future REIT taxable income or realized capital gains, respectively. Taxable distributions from us and gain from the disposition of the common stock will not be treated as passive activity income and, therefore, stockholders generally will not be able to apply any “passive activity losses,” such as losses from certain types of limited partnerships in which the stockholder is a limited partner, against such income.  In addition, taxable distributions from us and gain from the disposition of our common stock generally will be treated as investment income for purposes of the investment interest limitations.  We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital, and capital gain.

Our excess inclusion income generally will be allocated among our stockholders to the extent that it exceeds our REIT taxable income in a particular year.  A stockholder’s share of excess inclusion income would not be allowed to be offset by any net operating losses otherwise available to the stockholder.

Taxation of U.S. Stockholders on the Disposition of Common Stock

In general, a U.S. stockholder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our common stock as long-term capital gain or loss if the U.S. stockholder has held the common stock for more than one year and otherwise as short-term capital gain or loss.  However, a U.S. stockholder must treat any loss upon a sale or exchange of common stock held by such stockholder for six-months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us that such U.S. stockholder treats as long-term capital gain.  All or a portion of any loss that a U.S. stockholder realizes upon a taxable disposition of the common stock may be disallowed if the U.S. stockholder purchases substantially identical common stock within 30 days before or after the disposition.

Capital Gains and Losses

A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss.  The highest marginal individual income tax rate currently is 35% (which rate applies through to December 31, 2010).  The maximum tax rate on long-term capital gain applicable to non-corporate taxpayers is 15% through December 31, 2010.  The maximum tax rate on long-term capital gain from the sale or exchange of “section 1250 property,” or depreciable real property, is 25% to the extent that such gain would have been treated as ordinary income if the property were “section 1245 property.”  With respect to distributions that we designate as capital gain dividends and any retained capital gain that we are deemed to distribute, we generally may designate whether such a distribution is taxable to our non-corporate stockholders at a 15% or 25% rate.  Thus, the tax rate differential between capital gain and ordinary income for non-corporate taxpayers may be significant.  In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses.  A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount of $3,000 ($1,500 for married individuals filing separate returns).  A non-corporate taxpayer may carry forward unused capital losses indefinitely.  A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates.  A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

Taxation of Tax-Exempt Stockholders

Tax-exempt entities, including qualified employee pension and profit sharing trusts and individual retirement accounts and annuities, generally are exempt from federal income taxation. However, they are subject to taxation on their unrelated business taxable income. While many investments in real estate generate unrelated business taxable income, the IRS has issued a published ruling that dividend distributions from a REIT to an exempt employee pension trust do not constitute unrelated business taxable income, provided that the exempt employee pension trust does not otherwise use the shares of the REIT in an unrelated trade or business of the pension trust. Based on that ruling, amounts that we distribute to tax-exempt stockholders generally should not constitute unrelated business taxable income. However, if a tax-exempt stockholder were to finance its investment in our common stock with debt, a portion of the income that it receives from us would constitute unrelated business taxable income pursuant to the “debt-financed property” rules. In addition, our dividends that are attributable to excess inclusion income will constitute unrelated business taxable income in the hands of most tax-exempt stockholders.  Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans that are exempt from taxation under special provisions of the federal income tax laws are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions that they receive from us as unrelated business taxable income. Finally, in certain circumstances, a qualified employee pension or profit sharing trust that owns more than 10% of our stock is required to treat a percentage of the dividends that it receives from us as unrelated business taxable income. Such percentage is equal to the gross income that we derive from an unrelated trade or business, determined as if we were a pension trust, divided by our total gross income for the year in which we pay the dividends. That rule applies to a pension trust holding more than 10% of our stock only if:

•	the percentage of our dividends that the tax-exempt trust would be required to treat as unrelated business taxable income is at least 5%;

•
we qualify as a REIT by reason of the modification of the rule requiring that no more than 50% of our stock be owned by five or fewer individuals that allows the beneficiaries of the pension trust to be treated as holding our stock in proportion to their actuarial interests in the pension trust; and

•
either: (i) one pension trust owns more than 25% of the value of our stock or (ii) a group of pension trusts individually holding more than 10% of the value of our stock collectively owns more than 50% of the value of our stock.

Taxation of Non-U.S. Stockholders

The term “non-U.S. stockholder” means a holder of our common stock that is not a U.S. stockholder or a partnership (or entity treated as a partnership for federal income tax purposes).  The rules governing federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships, and other non-U.S. stockholders are complex.  This section is only a summary of such rules.  We urge non-U.S. stockholders to consult their own tax advisors to determine the impact of federal, foreign, state, and local income tax laws on ownership of our stock, including any reporting requirements.

A non-U.S. stockholder that receives a distribution that is not attributable to gain from our sale or exchange of U.S. real property interests, as defined below, and that we do not designate as a capital gain dividend or retained capital gain will recognize ordinary income to the extent that we pay the distribution out of our current or accumulated earnings and profits.  A withholding tax equal to 30% of the gross amount of the distribution ordinarily will apply unless an applicable tax treaty reduces or eliminates the tax.  However, if a distribution is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to federal income tax on the distribution at graduated rates, in the same manner as U.S. stockholders are taxed on distributions and also may be subject to the 30% branch profits tax in the case of a corporate non-U.S. stockholder.  We plan to withhold U.S. income tax at the rate of 30% on the gross amount of any ordinary dividend paid to a non-U.S. stockholder unless either:

•	a lower treaty rate applies and the non-U.S. stockholder files an IRS Form W-8BEN evidencing eligibility for that reduced rate with us, or

•	the non-U.S. stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

However, reduced treaty rates are not available to the extent that the income allocated to the foreign stockholder is excess inclusion income.  Our excess inclusion income generally will be allocated among our stockholders to the extent that it exceeds our REIT taxable income in a particular year.

A non-U.S. stockholder will not incur U.S. tax on a distribution in excess of our current and accumulated earnings and profits if the excess portion of the distribution does not exceed the adjusted basis of its common stock.  Instead, the excess portion of the distribution will reduce the adjusted basis of that common stock.  A non-U.S. stockholder will be subject to tax on a distribution that exceeds both out current and accumulated earnings and profits and the adjusted basis of the common stock, if the non-U.S. stockholder otherwise would be subject to tax on gain from the sale or disposition of its common stock, as described below.  Because we generally cannot determine at the time we make a distribution whether or not the distribution will exceed our current and accumulated earnings and profits, we normally will withhold tax on the entire amount of any distribution at the same rate as we would withhold on a dividend.  However, by filing a U.S. tax return, a non-U.S. stockholder may obtain a refund of amounts that we withhold of we later determine that a distribution in fact exceeded our current and accumulated earnings and profits.

For any year in which we qualify as a REIT, a non-U.S. stockholder could incur tax on distributions that are attributable to gain from our sale or exchange of “United States real property interests” under special provisions of the federal income tax laws known as the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”).  The term “United States real property interests” includes interests in real property and shares in corporations at least 50% of whose assets consist of interests in real property.  We do not expect to make significant distributions that are attributable to gain from our sale or exchange of U.S. real property interests.  Moreover, any distributions that are attributable to our sale of real property will not be subject to FIRPTA, but instead will be treated as ordinary dividends as long as (1) our shares of common stock are “regularly traded” on an established securities market in the United States and (2) the non-U.S. stockholder did not own more than 5% of the class of our stock on which the distribution is made during the one-year period ending on the date of the distribution.  If, however, we were to make a distribution that is attributable to gain from our sale or exchange of U.S. real property interests and a non-U.S. stockholder were subject to FIRPTA on that distribution, the non-U.S. stockholder would be taxed on the distribution as if such amount were effectively connected with a U.S. business of the non-U.S. Holder.  A non-U.S. stockholder thus would be taxed on such a distribution at the normal capital gains rates applicable to U.S. stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual.  A non-U.S. corporate stockholder not entitled to treaty relief or exemption also could be subject to the 30% branch profits tax on such a distribution.  We must withhold 35% of any distribution that we could designate as a capital gain dividend.  A non-U.S. stockholder would receive a credit against its U.S. federal income tax liability for any amount we withhold.

A non-U.S. stockholder should not incur a tax under FIRPTA on gains from the disposition of our common stock because we are not and do not expect to be a U.S. real property holding corporation, or a corporation the fair market value of whose U.S. real property interests equals or exceeds 50% of the fair market value of its stock.  In addition, even if we were to become a U.S. real property holding corporation, a non-U.S. stockholder would not incur tax under FIRPTA with respect to gain realized upon a disposition of our common stock as long as at all times non-U.S. persons hold, directly or indirectly, less than 50% in value of our outstanding stock.  Moreover, even if we are treated as a U.S. real property holding corporation, a non-U.S. stockholder that owned, actually or constructively, 5% or less of our common stock at all times during a specified testing period would not incur tax under FIRPTA on gain from the disposition of our common stock if the class of stock held is “regularly traded” on an established securities market.  However, a non-U.S. stockholder generally will incur tax on gain not subject to FIRPTA if:

•
the gain is effectively connected with the non-U.S. stockholder’s U.S. trade or business, in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain, or

•
the non-U.S. stockholder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and has a “tax home” in the United States, in which case the non-U.S. stockholder will incur a tax of 30% on his or her capital gains.

Information Reporting Requirements and Backup Withholding

We will report to our stockholders and to the IRS the amount of dividends we pay during each calendar year, and the amount of tax we withhold, if any.  Under the backup withholding rules, a stockholder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:

•	is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact; or

•	provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with the applicable requirements of the backup withholding rules.

A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.  Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability.  In addition, we may be required to withhold a portion of capital gain distributions to any stockholders who fail to certify their non-foreign status to us.

Backup withholding will generally not apply to payments of dividends made by us or our paying agents, in their capacities as such, to a non-U.S. stockholder provided that the non-U.S. stockholder furnishes to us or our paying agent the required certification as to its non-U.S. status, such as providing a valid IRS Form W-8BEN or W-8ECI, or certain other requirements are met.  Notwithstanding the foregoing, backup withholding may apply if either we or our paying agent has actual knowledge, or reason to know, that the holder is a U.S. person that is not an exempt recipient.  Payments of the net proceeds from a disposition or a redemption effected outside the U.S. by a non-U.S. stockholder made by or through a foreign office of a broker generally will not be subject to information reporting or backup withholding.  However, information reporting (but not backup withholding) generally will apply to such a payment if the broker has certain connections with the U.S. unless the broker has documentary evidence in its records that the beneficial owner is a non-U.S. stockholder and specified conditions are met or an exemption is otherwise established.  Payment of the net proceeds from a disposition by a non-U.S. stockholder of common shares made by or through the U.S. office of a broker is generally subject to information reporting and backup withholding unless the non-U.S. stockholder certifies under penalties of perjury that it is not a U.S. person and satisfies certain other requirements, or otherwise establishes an exemption from information reporting and backup withholding.

Backup withholding is not an additional tax.  Any amounts withheld under the backup withholding rules may be refunded or credited against the shareholder’s federal income tax liability if certain required information is furnished to the IRS.  Stockholders are urged consult their own tax advisors regarding application of backup withholding to them and the availability of, and procedure for obtaining an exemption from, backup withholding.

Taxable REIT Subsidiaries

As described above, we may own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by us. A corporation will not qualify as a TRS if it directly or indirectly operates or manages any hotels or health care facilities or provides rights to any brand name under which any hotel or health care facility is operated, except to the extent such facility is managed by an “eligible independent contractor” on behalf of the TRS.

We and our corporate subsidiary must elect for the subsidiary to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

The TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and us or our tenants that are not conducted on an arm’s-length basis.

We have elected to treat OITRS as a TRS. OITRS is subject to corporate income tax on its taxable income. We believe that all transactions between us and OITRS and any other TRS that we form or acquire have been and will be conducted on an arm’s-length basis.

Potential Limitation on Use of Net Operating Losses

As of December 31, 2009, OITRS had a federal net operating loss (“NOL”) carryforwards of approximately $274 million, which will be available to offset future taxable income of OITRS, subject to the limitations described below.   No assurance can be provided that OITRS will have future taxable income to benefit from its NOL carryovers. In addition, OITRS’s ability to use its NOL carryovers may be limited by Section 382 of the Code, if OITRS undergoes an “ownership change” as defined in that section.  Generally, there is an “ownership change” if, at any time, one or more 5.0% stockholders (as defined in the Code) have aggregate increases in their ownership of the corporation of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of direct and indirect acquisitions and certain dispositions of stock by the corporation’s 5.0% stockholders.  Because OITRS is wholly owned by us, these definitions are generally applied at the REIT level.  If an “ownership change” occurs, OITRS’s ability to use its NOL carryforwards to reduce our taxable income in a future year would generally be limited to an annual amount, or the “Section 382 Limitation,” equal to the fair value of OITRS immediately prior to the Ownership Change multiplied by the “long term tax-exempt interest rate,” which is currently 4.16%.  In the event of an “ownership change,” NOL carryforwards that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOL carryfowards can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL carryforwards were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

Our Board of Directors reduced the general ownership limit applicable to our Class A Common stock to from 9.8% to 4.98%. The Board of Directors, in its sole discretion, may allow certain shareholders to own up to the 9.8% limit. This ownership limit is intended, in part, to preserve the benefit of the OITRS’s NOL carryforwards for tax purposes, as well as any NOL carryforwards at the REIT level.  However, there is no guarantee that OITRS will not experience an “ownership change,” in which case its ability to offset its taxable income with its NOL carryforwards will be significantly limited.

Sunset of Reduced Tax Rate Provisions

Several of the tax considerations described herein are subject to a sunset provision in the Code as it is presently written. The sunset provisions generally provide that, for taxable years beginning after December 31, 2010, certain provisions that are currently in the Code will revert back to a prior version of those provisions. These provisions include provisions related to the reduced maximum income tax rate for long term capital gains of 15% (rather than 20%) for taxpayers taxed at individual rates, the application of the 15% tax rate to qualified dividend income, and certain other tax rate provisions described herein. The impact of this reversion is not discussed herein. Consequently, you should consult your tax advisor regarding the effect of sunset provisions on an investment in our common stock.

State, Local and Foreign Taxes

We and/or our stockholders may be subject to taxation by various states, localities or foreign jurisdictions, including those in which we or a stockholder transacts business, owns property or resides. We may own properties located in numerous jurisdictions and may be required to file tax returns in some or all of those jurisdictions. The state, local and foreign tax treatment may differ from the federal income tax treatment described above. Consequently, you should consult your tax advisor regarding the effect of state, local and foreign income and other tax laws upon an investment in the common stock.

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

No assurance can be given that the actions taken by the U.S. Government for the purpose of seeking to stabilize the financial and credit markets and stimulate the economy will achieve the intended effect on, or benefit to, our business, and further government or market developments could adversely affect us.

In response to the financial issues affecting the banking system, the financial and housing markets and the economy as a whole, the U.S. Government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole.  These actions include: (i) the Emergency Economic Stabilization Act of 2008 (“EESA”), which established the Troubled Asset Relief Program (“TARP”), (ii) the voluntary Capital Purchase Program (“CPP”), which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in RMBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, (iv) the establishment of a temporary guaranty program designed to stabilize the money market fund industry, (v) the creation of a new funding mechanism, the Financial Stability Trust, that will provide financial institutions with bridge financing until such institutions can raise capital in the capital markets, (vi)  the creation of a Public-Private Investment Fund for private investors to purchase mortgages and mortgage-related assets from financial institutions, (vii) the Term Asset-Back Securities Loan Facility with the goal of increasing securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities and (viii) the American Recovery and Reinvestment Act of 2009 (“ARRA”), which includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs.  For a more detailed description of these initiatives, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Recent Market Impacts.”

No assurance can be given that these initiatives will have a beneficial impact on the banking system, financial market or housing market.  To the extent the markets do not respond favorably to these initiatives or if these initiatives do not function as intended, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

Interest rate mismatches between our Agency RMBS and our borrowings used to fund purchases of our Agency RMBS may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our portfolio includes Agency RMBS backed by ARMs, hybrid ARMs, and fixed-rate mortgages and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates on ARMs and hybrid ARMS may vary over time based on changes in a short-term interest rate index, of which there are many.

We finance our acquisitions of Agency RMBS with short-term financing ARMs that have interest rates based on indices and repricing terms similar to, but perhaps with shorter maturities than, the interest rate indices and repricing terms of these securities.  During periods of rising short-term interest rates, the income we earn on our Agency RMBS will not change (with respect to Agency RMBS backed by fixed-rate mortgage loans) or will not increase at the same rate (with respect to Agency RMBS backed by ARMs and hybrid ARMs) as our related financing costs, which may reduce our net interest margin or result in losses.

Interest rate fluctuations will also cause variances in the yield curve, which illustrates the relationship between short-term and longer-term interest rates.  If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve) or exceed long-term interest rates (an inversion of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on the related Agency RMBS because the related Agency RMBS may bear interest based on longer-term rates than our borrowings.  Consequently, a flattening or inversion of the yield curve may reduce our net interest margin or result in losses.

Additionally, to the extent cash flows from Agency RMBS are reinvested in new Agency RMBS, the spread between the yields of the new Agency RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses.  Any one of the foregoing risks could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are currently a defendant in securities class action lawsuits and may incur expenses that are not covered by insurance in the defense of these lawsuits.  Any expenses incurred that are not reimbursed by insurance could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We have been named as a defendant in two lawsuits alleging various violations of the federal securities laws and seeking class action certification.  See “Business—Legal Proceedings,” for a description of these lawsuits.  These cases involve complex legal proceedings, the outcomes of which are difficult to predict.  An unfavorable outcome or settlement of these lawsuits that is not covered by insurance could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We depend primarily on two individuals to operate our business, and the loss of one or both of  such persons could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We depend substantially on two individuals, Robert E. Cauley, our Chairman and Chief Executive Officer, and G. Hunter Haas, our President, Chief Investment Officer and Chief Financial Officer, to manage our business.  We depend on the diligence, experience and skill of Mr. Cauley and Mr. Haas in managing all aspects of our business, including the selection, acquisition, structuring and monitoring of securities portfolios and associated borrowings. Although we have entered into contracts with Mr. Cauley and Mr. Haas that encourage their continued employment, those contracts may not prevent either Mr. Cauley or Mr. Haas from leaving our company. The loss of either of them could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business.

The payments we receive on the Agency RMBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the U.S. Treasury undertook a series of actions to stabilize these GSEs and the financial markets generally.  The Housing and Economic Recovery Act of 2008 was signed into law on July 30, 2008, and established the Federal Housing Finance Agency, or FHFA, with enhanced regulatory authority over, among other things, the business activities of Fannie Mae and Freddie Mac and the size of their portfolio holdings.  On September 7, 2008, in response to the deterioration in the financial condition of Fannie Mae and Freddie Mac, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA will operate Fannie Mae and Freddie Mac as conservator in an effort to stabilize the entities, and together with the U.S. Treasury and the U.S. Federal Reserve, has undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers.  Appointing FHFA as conservator of both Fannie Mae and Freddie Mac allows the FHFA to control the actions of the two GSEs without forcing them to liquidate, which would be the case under receivership.  In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency RMBS issued or guaranteed by Fannie Mae or Freddie Mac.  For a more detailed description of the actions taken by the U.S. Government with respect to Fannie Mae and Freddie Mac, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Recent Market Impacts.”

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market.  Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency RMBS from these companies, which would drastically reduce the amount and type of Agency RMBS available for investment, which are our only targeted investments.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold.  For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency RMBS, thereby tightening the spread between the interest we earn on our portfolio of targeted investments and our cost of financing that portfolio.  A reduction in the supply of Agency RMBS could also increase the prices of Agency RMBS we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency RMBS.  The effect of the actions taken by the U.S. Government remain uncertain.  Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS.  It is also possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition and our ability to pay distributions to our stockholders.

Increased levels of prepayments on the mortgages underlying our Agency RMBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, general economic conditions and the relative interest rates on ARMS, hybrid ARMs and fixed-rate mortgage loans.  When we acquire Agency RMBS, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When borrowers prepay their mortgage loans faster than expected, it results in corresponding prepayments on the related Agency RMBS that are faster than expected. Faster-than-expected prepayments could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

A portion of our Agency RMBS backed by ARMs and hybrid ARMs may initially bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an Agency RMBS backed by ARMs or hybrid ARMs is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that Agency RMBS while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

If we are unable to acquire new Agency RMBS to replace the prepaid Agency RMBS, our returns on capital may be lower than if we were unable to quickly acquire new Agency RMBS.

While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment or other such risks.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our Agency RMBS, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

During the second half of 2008, the U.S. Government, through the Federal Housing Authority, or FHA, and the Federal Deposit Insurance Corporation, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. One such program is the Hope for Homeowners program, which is effective from October 1, 2008 through September 30, 2011 and will enable certain distressed borrowers to refinance their mortgages into FHA-insured loans.  The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

In addition, in February 2008 the U.S. Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which is multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

•
allowing certain homeowners whose homes are encumbered by Fannie Mae or Freddie Mac conforming mortgages to refinance those mortgages into lower interest rate mortgages with either Fannie Mae or Freddie Mac;

•
creating the Homeowner Stability Initiative, which is intended to utilize various incentives for banks and mortgage servicers to modify residential mortgage loans with the goal of reducing monthly mortgage principal and interest payments for certain qualified homeowners; and

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgages loans during bankruptcy proceedings.

It is likely that loan modifications would result in increased prepayments on some Agency RMBS.  These loan modification programs, as well as legislative or regulatory actions, including amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency RMBS in which we invest, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

In many cases, our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, however, valuations of certain assets are often difficult to obtain or are unreliable.  Therefore, we can and do value assets, to the extent third-party valuations are not reasonably available, based upon our judgment. Our valuations, for many reasons, may differ from those that could be obtained from third-party dealers and pricing services.  In general, dealers and pricing services heavily disclaim their valuations.  Additionally, dealers may claim to finish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty.  Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.  The valuation process has been particularly difficult recently as market events have made valuations of certain assets more difficult and unpredictable and the disparity of valuations provided by third-party dealers has widened.

Our business, financial condition and results of operations and our ability to make distributions to our shareholders could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

We may incur increased borrowing costs which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our Agency RMBS.

Most of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

Interest rate caps on the ARMs and hybrid ARMs backing our Agency RMBS may reduce our net interest margin during periods of rising interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on the ARMs and hybrid ARMs backing our Agency RMBS. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on Agency RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings.  Interest rate caps on Agency RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders.

Our leverage strategy could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Under normal market conditions, we generally seek to borrow between eight and 12 times the amount of our equity, although at times our borrowings may be above or below this range.  We incur this indebtedness by borrowing against a substantial portion of the market value of our Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distribution to our stockholders.  For example:

A majority of our borrowings are secured by our Agency RMBS, generally under repurchase agreements. A decline in the market value of the Agency RMBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency RMBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency RMBS, we would experience losses.

A default under an Agency RMBS that constitutes collateral for a loan could also result in an involuntary liquidation of the Agency RMBS, including any cross-collateralized Agency RMBS. This would result in a loss to us of the difference between the value of the Agency RMBS upon liquidation and the amount borrowed against the Agency RMBS.

To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to lose tax advantages applicable to REITs and would decrease profitability and distributions to stockholders.

If we experience losses as a result of our leverage policy, such losses would reduce the amounts available for distribution to stockholders.

We depend on borrowings to purchase our Agency RMBS and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to acquire Agency RMBS, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We depend on borrowings to fund acquisitions of Agency RMBS and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms.  In addition, we must be able to renew or replace our maturing borrowings on a continuous basis.  The current dislocation and weakness in the broader mortgage markets could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing.  This could potentially increase our financing costs and reduce our liquidity. If we cannot renew or replace maturing borrowings on favorable terms or at all, we may have to sell our Agency RMBS under adverse market conditions, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Adverse market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets were insufficient to meet these collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency RMBS, might reduce the market value of our portfolio, which might cause our lenders to require us to post additional collateral. Any requirement for additional collateral might compel us to liquidate our assets at inopportune times and at unfavorable prices, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Because the assets that we acquire might experience periods of illiquidity, we might be prevented from selling our Agency RMBS at favorable times and prices, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Although we generally plan to hold our Agency RMBS until maturity, they are now classified as trading securities in the financial statements which would indicate a much shorter holding period, there may be circumstances in which we sell certain of these securities. Agency RMBS generally experience periods of illiquidity. Such conditions are more likely to occur for derivative RMBS because such securities are generally traded in markets much less liquid than the non-derivative Agency RMBS market. As a result, we may be unable to dispose of our Agency RMBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. The illiquidity of Agency RMBS could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

To the extent consistent with our qualification as a REIT, we may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency RMBS we hold, and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;

•	the amount of income that a REIT may earn from certain hedging transactions is limited by federal income tax provisions governing REITs;

•	the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the counterparty in the hedging transaction may default on its obligation to pay.

Because of the foregoing risks, our hedging activity could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders.

We may not be able to purchase interest rate caps on terms or prices that reduce our interest rate and prepayment risks, which could cause us to suffer a loss in the event of significant changes in interest rates.

Our policies permit us to purchase interest rate caps to help us reduce our interest rate and prepayment risks associated with investments in Agency RMBS. This strategy helps us reduce our exposure to significant changes in interest rates. A cap contract is ultimately of no benefit to us unless interest rates exceed the cap rate. If we purchase interest rate caps but do not experience a corresponding increase in interest rates, the costs of buying the caps would reduce our earnings. Alternatively, we may decide not to enter into a cap transaction due to its expense, and we could suffer losses if interest rates later rise substantially. Anyone of these outcomes could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio.  Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

We rely on analytical models and information and data supplied by third parties.  These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities.  If our models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks.  Our reliance on models and data may induce us to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low, or to miss favorable opportunities altogether.  Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

Some models, such as prepayment models, may be predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses.  In addition, the predictive models used by us may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices.  Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation, and are therefore more speculative and of more limited reliability.

All valuation models rely on correct market data input.  If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect.  However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors.  If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our shareholders could be materially adversely affected.

We may change our investment strategy and asset allocation without notice or stockholder consent, which may result in riskier investments.

Our Board of Directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders.  To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this prospectus.  A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this annual report.

Our Chairman and Chief Executive Officer, Mr. Cauley, owns shares of our Class B Common Stock, which may tend to encourage undue risks in managing our company in order to cause a conversion of these shares.

In connection with our formation, Mr. Cauley was issued 11,178 shares of our Class B Common Stock. These shares of Class B Common Stock will begin to convert to shares of Class A Common Stock when stockholders’ equity attributable to Class A Common Stock is not less than $150.00 per share. Accordingly, Mr. Cauley may be encouraged to take undue risks in managing our company in an attempt to increase stockholders’ equity and cause a conversion of these shares. See “Description of Capital Stock—Common Stock—Conversion Rights.”

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or a clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into derivative contracts that could expose us to unexpected economic losses in the future.

Swaps and certain options and other custom instruments are subject to the risk of non-performance by the swap or option counterparty, including risks relating to the creditworthiness of the counterparty. In addition, we also are subject to the risk of the failure of any of the exchanges or clearing houses on which we trade.  To the extent consistent with our qualification as a REIT, we may enter into swap agreements, including interest rate swaps. Swap agreements can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swap agreements may increase or decrease exposure to long term or short term interest rates (in the United States or abroad), foreign currency values, mortgage securities, corporate borrowing rates, or other factors such as security prices, baskets of equity securities, or inflation rates. Swap agreements can take many different forms and are known by a variety of names. We are not precluded from any particular form of swap or option agreement if we determine it is consistent with our investment objectives and policies.

Swap agreements tend to shift investment exposure from one type of investment to another. Depending on how they are used, swap agreements may increase or decrease the overall volatility of our portfolio. The most significant factor in the performance of swap agreements is the change in the specific interest rate, currency, individual equity values or other factors that determine the amounts of payments due to and from us. If a swap agreement calls for payments or collateral transfers by us, we must be prepared to make such payments and transfers when due. Additionally, if a counterparty’s creditworthiness declines, the value of swap agreements with the counterparty can be expected to decline, potentially resulting in losses by us.

The U.S. Commodity Futures Trading Commission and certain commodity exchanges have established limits referred to as speculative position limits or position limits on the maximum net long or net short position that any person or group of persons may hold or control in particular futures and options. Limits on trading in options contracts also have been established by the various options exchanges. It is possible that trading decisions may have to be modified and that positions held may have to be liquidated to avoid exceeding such limits. Such modification or liquidation, if required, could adversely affect our operations and profitability.

Part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, such as the early termination of the derivative agreement caused by any event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open derivative positions with the respective counterparty and could also include other fees and charges. These potential payments will be contingent liabilities and therefore may not appear on our balance sheet. The economic losses will be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Competition might prevent us from acquiring Agency RMBS at favorable yields, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our net income largely depends on our ability to acquire Agency RMBS at favorable spreads over our borrowing costs. In acquiring Agency RMBS, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase Agency RMBS, many of which have greater financial resources than we do. Additionally, we may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent that those entities purchase Agency RMBS pursuant to their respective Agency RMBS purchase programs.  Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. As a result, we may not be able to acquire sufficient Agency RMBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Terrorist attacks and other acts of violence or war may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our Agency RMBS or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying our Agency RMBS or the securities markets in general, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure continued operation. In the event of systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency RMBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If we issue debt securities, our operations may be restricted and we will be exposed to additional risk.

If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants and operating restrictions could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If we fail to maintain relationships with AVM, L.P. and its affiliate, III Associates, or if we do not establish relationships with other repurchase agreement trading, clearing and administrative service providers, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

We have engaged AVM, L.P. and its affiliate, III Associates, to provide us with certain repurchase agreement trading, clearing and administrative services. If we are unable to maintain our relationships with AVM and III Associates or we are unable to establish successful relationships with other repurchase agreement trading, clearing and administrative service providers, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-related securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-related securities under potentially adverse market conditions. Further, in order to ensure that we at all times qualify for the exemption under the Investment Company Act, we may be precluded from acquiring mortgage-related securities whose yield is higher than the yield on mortgage-related securities that could be purchased in a manner consistent with the exemption. These factors may lower or eliminate our net income.

OITRS may be obligated to repurchase certain mortgage loans it originated if applicable underwriting requirements were not satisfied.  Such repurchases could adversely affect the financial condition of OITRS and further limit its ability to repay amounts owed to us.

Prior to discontinuing its operations in April 2007, OITRS originated residential mortgage loans.  Those loans were typically sold to Fannie Mae, and the related mortgage servicing rights were typically sold to third-party servicing companies.  Fannie Mae and the servicing companies have made repurchase claims to OITRS regarding certain residential mortgage loans that were originated by OITRS.  These claims result from a default by a borrower under a loan followed by a rescission of mortgage insurance coverage due to an alleged underwriting deficiency.  To date, OITRS has generally demonstrated compliance with underwriting requirements or otherwise resolved these demands without being required to repurchase loans or pay for losses incurred on the loans.  However, if OITRS is required to repurchase loans or pay losses incurred on a significant number of loans, then the financial condition of OITRS and its already limited ability to repay debt that it owes to us will be adversely affected.

There may be a limited market for our Class A Common Stock in the future.

On October 29, 2007, NYSE Regulation, Inc. notified us that our average global market capitalization over a consecutive thirty trading day period had fallen below the NYSE Euronext’s minimum quantitative continued listing criteria for REITs of $25 million.  As a result, trading in our Class A Common Stock on the NYSE Euronext was suspended prior to the market opening on November 5, 2007 and our Class A Common Stock was subsequently delisted.  Currently our Class A Common Stock is traded on the OTC bulletin board.  We may apply to list our Class A Common Stock on another national securities market in the future, however, no assurance can be given that our Class A Common Stock will be approved for listing on such national securities market.  Until such time that our Class A Common Stock is approved for listing on another national securities market, the ability to buy and sell our Class A Common Stock may be limited and this may continue to depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963, in a building which we own. This property is adequate for our business as currently conducted.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular quarterly reporting period in which costs, if any, are recognized. See also Notes 10 and 13 to our accompanying consolidated financial statements.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On February 3, 2009, Coast filed a motion for leave to file an amended complaint which was granted on March 16, 2009.  OITRS answered the amended complaint on May 4, 2009, and filed an amended answer on September 16, 2009.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  A mediation hearing was held on February 23, 2010, however no settlement was reached.  The parties agreed to continue mediation talks for an additional 4 week period.  In the event a settlement is not reached, Bimini Capital believes the plaintiff’s claims in this matter are without merit and we intend to vigorously defend this case.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  We filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  On September 30, 2009, the court granted a partial motion to dismiss and gave plaintiffs until October 12, 2009 to file an amended complaint.  The partial dismissal released defendants Flagstone Securities, LLC, BB&T Capital Markets, Bimini Capital’s former outside directors and certain officers, as well as certain charges contained in the original complaint.  Plaintiffs filed an amended complaint on October 12, 2009 and on October 23, 2009 Bimini Capital filed an answer and affirmative defenses to the amended complaint. At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. Bimini Capital has accrued approximately $0.5 million related to the settlement which is the remainder of its $1.0 million retention that it was required to pay under the terms of its Directors and Officers insurance policy.  The remainder of the settlement and legal fees and costs associated with finalizing the settlement will be paid by the D&O carrier.  The settlement is contingent upon the parties' executing a written stipulation of settlement, presenting the settlement to the Court for preliminary approval, providing notice to the Class and an opportunity to opt out of the settlement,  and receiving final approval from the Court at a final fairness hearing.  This process is expected to take approximately 3 to 6 months.  Bimini Capital made no admission of liability in connection with the settlement.  If the settlement is not finalized, the class action would continue.  While Bimini Capital expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on the Bimini Capital.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital, the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortious interference with contract and aiding and abetting breach of fiduciary duty by Bimini Capital and Hexagon. Plaintiff also purported to allege derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini Capital and Hexagon.  Bimini Capital denies that the repurchase was improper and intends to defend the suit vigorously.

PART II

ITEM 4. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Through March 11, 2010, our Class A Common Stock traded over the counter under the symbol “BMNM.OB.”  Beginning March 12, 2010, following the reverse stock split, our Class A common stock trades over the counter under the symbol “BMNMD.OB”. After April 8, 2010, our Class A Common Stock will revert back to trading under the symbol “BMNM.OB.”

On March 12, 2010, the last sales price of the Class A Common Stock was $1.29 per share. The following table is a summary of historical price information and dividends declared and paid per common share, adjusted for the March 12, 2010 reverse stock split, for all quarters of 2009 and 2008:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2009
High	$0.80	$1.80	$3.50	$6.30	$6.30
Low	0.30	0.50	0.90	2.00	0.30
Close	0.50	1.00	2.80	2.40	2.40
Dividends declared per share	-	-	-	7.00	7.00
2008
High	$6.00	$4.30	$3.20	$2.40	$6.00
Low	1.80	2.40	1.50	0.30	0.30
Close	3.10	2.70	1.70	0.40	0.40
Dividends declared per share	-	-	-	-	-

As of December 31, 2009, we had 2,763,779 shares of Class A Common Stock outstanding, which were held by 504 holders of record. The 504 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of 92 beneficial owners of our Class A Common Stock.

As of December 31, 2009, we had 31,939 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,939 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2009 regarding the number of shares of Class A Common Stock that may be issued under our equity compensation plans.

Plan Category	Total number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	102,000	(2)	-	214,861	(3)
Equity compensation plans not approved by security holders (4)	-		-	-
Total	102,000		-	214,861

(1)  Equity compensation plans approved by shareholders include the Bimini Capital Management, Inc. 2003 Long Term Incentive Plan (the “LTI Plan”).  This plan was approved by shareholders on December 18, 2003, prior to our initial public offering.  The LTI Plan is a broad-based equity incentive plan that permits the grant of stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards.  Subject to adjustment upon certain corporate transactions or events, a maximum of 400,000 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the LTI Plan.
(2)  Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the LTI Plan and outstanding as of December 31, 2009.
(3)  Represents the maximum number of shares remaining available for future issuance under the terms of the LTI Plan irrespective of the 10% limitation described in footnote 1 above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2009, the maximum number of shares remaining available for future issuance under the terms of the LTI Plan as of December 31, 2009, was 91,239 shares.
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

ISSUER PURCHASES OF EQUITY SECURITIES

We have not repurchased any shares of our equity securities during 2009.

ITEM 5.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

 These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in “Part I - Item 1A - Risk Factors” of this Form 10-K. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the Commission, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

 The following discussion of the financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this report.

Introduction

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of mortgage-backed securities (“MBS”) refer to “Bimini Capital Management, Inc.”  Further, references to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Orchid Island TRS, LLC and its consolidated subsidiaries. This entity, which was previously named Opteum Financial Services, LLC, and referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  References to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS).

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

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement to sell its retail mortgage loan origination channel to a third party. OITRS has not operated in the mortgage loan origination business since the second quarter of 2007, and the results of the mortgage origination business are reported as discontinued operations.

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

Results of Operations

2009 v. 2008 PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the year ended December 31, 2009, as compared to the Company’s results of operations for the year ended December 31, 2008.  During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS. OITRS results of operations are reported in the financial statements as discontinued operations.

Consolidated net income for the year ended December 31, 2009, was approximately $45.7 million, compared to a consolidated net loss of approximately $56.4 million for the year ended December 31, 2008. Consolidated net income per basic and diluted share of Class A Common Stock was $16.37 and $11.86, respectively, for the year ended December 31, 2009, compared to a consolidated net loss per basic and diluted share of Class A Common Stock of $22.04 for the comparable prior period.

The consolidated net income in 2009 was driven primarily by gains recorded on the extinguishment of debt of $42.0 million and $5.6 million of income from REIT operations, reflecting a substantially higher net interest margin on a smaller MBS portfolio.  The average MBS portfolio employed for 2009 was approximately $109.5 million, versus $424.3 million for 2008.  The weighted average borrowing cost on our repurchase agreement funding was 0.59% for 2009 versus 4.71% for 2008.  In addition, because we were able to extinguish $74 million of the trust preferred debt during 2009, interest expense associated with such debt was reduced from $8.4 million in 2008 to $5.1 million in 2009.  Finally, reflecting the implementation of the alternative investment strategy for all of 2009 versus less than half of 2008, the average yield on our portfolio increased from 5.67% in 2008 to 6.19% in 2009, in spite of generally much lower yields being available in the market in 2009, and prepayment speeds that in 2009 were higher on average than in 2008.

 The consolidated net loss in 2008 was driven primarily by negative mark-to-market adjustments on the retained interest of OITRS of $41.0 million and lower net interest income from the MBS portfolio resulting from reduced size of the portfolio.   The reduction in the size of the MBS portfolio was necessitated by the need to fund the wind down of discontinued operations of OITRS, primarily the repayment of debt guaranteed by the Company and the servicing advance obligations.  The servicing advance obligation and the debt guaranteed by the Company were eliminated and retired, respectively, during 2008.

During 2008, owing to reduced access to repurchase agreement funding, the Company instituted an alternative investment strategy utilizing interest only and inverse interest only securities.  Such assets are held for trading with fluctuations in their market value reflected in earnings for the period in which they occur.

For the year ended December 31, 2009, Bimini Capital's REIT taxable income was approximately $40.1 million, prior to the application of the dividends paid deduction of $19.5 million and the utilization of $20.6 million of the tax net operating loss carryforwards.  These two items reduced REIT taxable income to zero, in accordance with the Code.  The utilization of the tax net operating loss carryforward resulted in approximately $0.1 million of alternative minimum tax being due for the year 2009.

During 2009, Bimini Capital's most significant items and transactions being accounted for differently for REIT tax purposes than for GAAP purposes include:  the loss from discontinued operations, which does not impact the REIT’s taxable income;  interest on the MBS portfolio;  the accounting for debt issuance costs;  net gains realized on certain MBS sales;  and the effect of equity plan stock awards.  The interest on the MBS portfolio is being recognized on a different accounting method for tax purposes.   The debt issuance costs are amortized over different periods for tax purposes, so the amount of unamortized debt issuance costs written-off as part of the cancellation of debt transaction was greater for tax purposes.  Net gains on MBS sales for tax purposes are considered capital gains, so these gains have been offset by the REIT’s previously realized capital loss carryovers.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by the Company.  In addition, the tax treatment for dividends paid on unvested equity plan awards is to deduct them as compensation.

As of December 31, 2009, the REIT has approximately $57.3 million of remaining tax capital loss carryforwards available to offset future tax capital gains. As of December 31, 2009 the REIT has remaining tax NOL carryforwards of approximately $0.7 million that are immediately available to offset future REIT taxable income.  The tax capital loss carryforwards begin to expire in 2012, and the tax net operating loss carryforwards begin to expire in 2028.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the year ended December 31, 2009, the REIT generated $10.5 million of net portfolio interest income, consisting of $11.0 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.  Portfolio net interest income increased approximately $2.8 million compared to the year ended December 31, 2008.  The increase is due primarily to a wider net interest margin available in the market, as a result of substantially lower funding costs, which offset the effects of a substantially smaller portfolio.  The results were also positively impacted by the Company’s implementation of its alternative investment strategy in the third quarter of 2008, which employed interest only (IO) and inverse interest only (IIO) securities.  In particular, IIO securities benefited from lower levels of one month LIBOR and still relatively slow prepayments in 2009.  The Company’s IO and IIO securities are not pledged as part of a repurchase agreement borrowing.

For the year ended December 31, 2009, the REIT’s general and administrative costs were $3.9 million compared to $5.6 million for the year ended December 31, 2008. The decrease in general and administrative expenses was primarily the result of a reduction in employee compensation expense. The reduction in employee compensation expense was directly attributable to a lower number of employees.  Operating expenses, which include trading costs, fees and other direct costs, were $0.6 million for the year ended December 31, 2009 compared to $0.7 million for the year ended December 31, 2008.

During the year ended December 31, 2009 the Company had approximately $1.5 million in gains from the sale of securities compared to gains of approximately $0.3 million for the year ended December 31, 2008.  Market value adjustments to the Company’s investment portfolio resulted in unrealized gains of approximately $3.2 million for the year ended December 31, 2009 compared to $0.1 million for the same period in 2008.  The favorable market movements were driven by low levels of LIBOR and relatively slow prepays in the case of IIO securities, and the involvement of the Federal Reserve’s quantitative easing program – involving the outright purchase of approximately $1.0 trillion  of MBS in 2009 – in the case of pass-through MBS.

As of December 31, 2009, Bimini Capital’s MBS portfolio consisted of $119.7 million of agency or government MBS at fair value, all of which were classified as trading.  This portfolio had a weighted average coupon of 4.49% and a net weighted average repurchase agreement borrowing cost of 0.30%. The following tables summarize Bimini Capital’s agency and government mortgage related securities as of December 31, 2009 and 2008:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
December 31, 2009
Adjustable-Rate MBS	$32,598	27.2%	3.75%	261	1-Oct-35	4.87	11.16%	10.34%
Fixed-Rate MBS	5,242	4.4%	6.50%	333	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	67,036	56.0%	4.45%	338	1-Dec-39	40.27	9.45%	2.00%
Total Mortgage-backed Pass-through	104,876	87.6%	4.33%	305	1-Dec-39	28.69	10.01%	4.40%
Derivative MBS	14,793	12.4%	5.59%	240	25-Jan-39	n/a	n/a	n/a
Total Mortgage Assets	$119,669	100.0%	4.49%	305	1-Dec-39	28.69	n/a	4.40%
December 31, 2008
Adjustable-Rate MBS	$70,632	41.0%	4.79%	276	1-Jan-36	7.76	10.37%	10.11%
Fixed-Rate MBS	24,884	14.5%	6.50%	356	1-Sep-38	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	63,068	36.6%	5.03%	335	1-Apr-38	49.65	10.03%	2.00%
Total Mortgage-backed Pass-through	158,584	92.1%	5.15%	312	1-Sep-38	27.52	10.21%	5.13%
Derivative MBS	13,524	7.9%	5.64%	348	25-Jan-38	0.34	n/a	n/a
Total Mortgage Assets	$172,108	100.0%	5.19%	315	1-Sep-38	25.02	n/a	5.13

(in thousands)
	December 31,
	2009		2008
Agency	Fair Value	Percentage of Entire Portfolio	Carrying Value	Percentage of Entire Portfolio
Fannie Mae	$108,775	90.9%	$141,364	82.1%
Freddie Mac	10,894	9.1%	30,744	17.9%
Total Portfolio	$119,669	100.0%	$172,108	100.0%

	December 31,
Entire Portfolio	2009	2008
Weighted Average Pass-through Purchase Price	103.13	102.05
Weighted Average Derivative Purchase Price	4.66	6.86
Weighted Average Current Price	103.79	101.10
Weighted Average Derivative Current Price	4.93	6.98
Effective Duration (1)	1.593	1.279

(1) An effective duration of 1.593 indicates that an interest rate increase of 1% would be expected to cause a 1.593% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2009.  Likewise, an effective duration of 1.279 indicates that an interest rate increase of 1% would be expected to cause a 1.279% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2008.

In evaluating Bimini Capital’s MBS portfolio assets and their performance, Bimini Capital’s management team primarily evaluates these critical factors: asset performance in differing interest rate environments, duration of the security, yield to maturity, potential for prepayment of principal and the market price of the investment.

Bimini Capital’s portfolio of pass-through MBS (“PT MBS”) will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. Bimini Capital seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Bimini Capital’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of Bimini Capital’s IO and IIO portfolio will vary greatly owing to the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements – and model duration - to be affected by changes in both prepayments and one month LIBOR – current and anticipated levels with respect to both.  As a result, the duration of IIO securities will also vary greatly.

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

Bimini Capital faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments.  Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. Bimini Capital generally calculates duration using various third party models.  However, empirical results and different third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of December 31, 2009, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-rate MBS
Fair Value	$32,598
Change in fair Value		$287	$(287)	$(574)
Change as a % of Fair Value		0.88%	(0.88)%	(1.76)%
Fixed-rate MBS
Fair Value	$5,242
Change in fair Value		$146	$(146)	$(292)
Change as a % of Fair Value		2.79%	(2.79)%	(5.58)%
Hybrid Adjustable-rate MBS
Fair Value	$67,036
Change in fair Value		$1,350	$(1,350)	$(2,700)
Change as a % of Fair Value		2.01%	(2.01)%	(4.03)%
Derivatives
Fair Value	$14,793
Change in Fair Value		$123	$(123)	$(246)
Change as a % of Fair Value		0.83%	(0.83)%	(1.66)%
Portfolio Total
Fair Value	$119,669
Change in fair Value		$1,906	$(1,906)	$(3,812)
Change as a % of Fair Value		1.59%	(1.59)%	(3.19)%
Cash
Fair Value	$8,930

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable-rate MBS
Fair Value	$32,598
Change in fair Value		$105	$(418)	$(992)
Change as a % of Fair Value		0.32%	(1.28)%	(3.04)%
Fixed-rate MBS
Fair Value	$5,242
Change in fair Value		$85	$(181)	$(392)
Change as a % of Fair Value		1.62%	(3.46)%	(7.47)%
Hybrid Adjustable-rate MBS
Fair Value	$67,036
Change in fair Value		$609	$(1,878)	$(4,285)
Change as a % of Fair Value		0.91%	(2.80)%	(6.39)%
Derivatives
Fair Value	$14,793
Change in Fair Value		$(1,023)	$560	$328
Change as a % of Fair Value		(6.92)%	3.79%	(2.23)%
Portfolio Total
Fair Value	$119,669
Change in fair Value		$(223)	$(1,917)	$(5,341)
Change as a % of Fair Value		(0.19)%	(1.60)%	(4.46)%
Cash
Fair Value	$8,930

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

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended December 31, 2009, and the twenty-three previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
December 31, 2009	$112,973	1,784	-	1,554	0.82%	$80,904	59	0.29%	$1,725	0.52%	$617
September 30, 2009	100,386	2,882	-	1,787	4.37%	65,712	69	0.42%	2,813	3.95%	982
June 30, 2009	92,949	2,683	-	627	8.85%	72,312	105	0.58%	2,578	8.27%	1,204
March 31, 2009	131,756	3,674	-	277	10.31%	111,715	254	0.91%	3,420	9.41%	1,933
December 31, 2008	199,338	3,093	-	458	5.29%	174,701	1,114	2.55%	1,979	2,74%	1,933
September 30, 2008	375,239	6,149	-	568	5.95%	326,577	4,193	5.14%	1,956	0.81%	1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

The net interest figures in the table above exclude interest associated with the trust preferred debt, which is reflected in the last column separately. The net interest income figures reflect the quarterly retrospective adjustment, where applicable.  As a result of the entire MBS portfolio being classified as held for trading for the year ended December 31, 2008, there are no longer quarterly retrospective adjustments.  For the year ended December 31, 2009, the net margin was 52 basis points on a portfolio of MBS securities classified entirely as held for trading.

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  As of December 31, 2009, there are no remaining originated mortgage servicing rights and mortgage loans held for sale are immaterial and not likely to result in meaningful income or loss.  Such assets are also held for sale.

Losses realized on the OITRS activities for the year ended December 31, 2009, were $1.9 million compared to $49.9 million for the year ended December 31, 2008.  The fair value adjustment of retained interest, trading was $0.2 million and $(41.0) million for the years ended December 31, 2009 and 2008, respectively.  The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair market value of these retained interests was approximately $5.9 million as of December 31, 2009. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. There was no material fluctuation in value for the year ended December 31, 2009.

Other factors affecting the performance of OITRS for the year ended December 31, 2009, were gains realized on the sale of some of the few remaining mortgage loans, the payoff at par of a security held for sale and marked at an 85% discount to par at December 31, 2008, legal fees associated with various litigation matters stemming from the discontinued loan origination operations, and the allocation of certain overhead costs, such as audit and management compensation costs.

The table below provides details of OITRS’s gain/(loss) on mortgage banking activities for the years ended December 31, 2009 and 2008.  OITRS recognized a gain or loss on the sale of mortgages held for sale only when the loans were actually sold.

GAINS/(LOSSES) ON MORTGAGE BANKING ACTIVITIES

(in thousands)
	Years Ended December 31,
	2009	2008
Fair Value adjustment of retained interests, trading	$167	$(40,998)
Gain/(loss) on sales of mortgage loans	244	(557)
Change in market value of security held for sale	485	(27)
Change in market value of mortgage loans held for sale	20	(76)
Gain/(loss) on mortgage banking activities	$916	$(41,658)

For the years ended December 31, 2009 and 2008, OITRS had net servicing losses of approximately $0.3 million and $1.6 million, respectively.  For 2009, the results merely reflect carryover costs associated with servicing transferred in 2008.  The results for the 2008 were driven primarily by negative fair value adjustments to the MSRs (inclusive of run-off of the servicing portfolio).

Liquidity and Capital Resources

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, and cash flows received by OITRS from the residual interests and the collection of prior servicing advances that are used to repay intercompany debt.  Our principal uses of cash are the repayment of principal and interest on our repurchase agreements, purchases of MBS, funding our operations and, to the extent dividends are declared, making dividend payments on our capital stock.

During 2009 the Company generated substantial REIT taxable income which was to a large extent derived from the two debt extinguishments described below.  Such REIT taxable income was distributed in two dividends, a five cent dividend distributed in November 2009 and a second sixty-five cent dividend paid in January of 2010.  In accordance with Internal Revenue Service (“IRS”) Revenue Procedure 2009-15, the second dividend was paid with a combination of cash and stock.  The Company elected to make the minimum required cash distribution allowed by IRS regulations in an effort to preserve liquidity.  Payment of the full dividend in cash would have caused the Company to reduce its balance sheet further through asset sales and thus impaired its ability to generate sufficient earnings in the future to cover its costs.

As of December 31, 2009, Bimini Capital had funding in place pursuant to a master repurchase agreement with one counterparty.  The counterparty to this agreement is not an affiliate of Bimini Capital. The agreement is secured by Bimini Capital’s pass-through MBS and bears interest rates that are based on a spread to LIBOR.

As of December 31, 2009, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $100.3 million with a net weighted average borrowing cost of 0.30%. Securing the repurchase agreement obligation as of December 31, 2009, were PT MBS with an estimated fair value, including accrued interest, of $105.2 million and a weighted average maturity of 315 months.  As of December 31, 2009, Bimini Capital had outstanding repurchase agreement obligations with maturities through March 3, 2010.  Subsequent to year-end and through March 12, 2010, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at December 31, 2010 with maturities through June 10, 2010.

As of December 31, 2009, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparty:

(in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
December 31, 2009
MF Global, Inc.	$4,929	38

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As discussed above, increases in short-term interest rates could negatively impact the valuation of Bimini Capital’s PT MBS portfolio.  Should this occur, Bimini Capital’s repurchase agreement counterparties could initiate margin calls, thus inhibiting our liquidity or forcing us to sell assets.

As a result of the closure of the mortgage origination operations at OITRS, the Company had to amortize the financing line associated with retained interest in securitizations and meet the advancing obligations associated with OITRS’s then remaining mortgage servicing rights. Accordingly, during the year ended December 31, 2008, the Company undertook a series of asset sales intended to raise funds necessary to support the cash needs of OITRS and maintain adequate liquidity.

Given the limited funding in the repurchase market available to the Company, the Company opted to augment its existing leveraged PT MBS portfolio with alternative sources of income.  The Company incorporated an alternative investment strategy in 2008 utilizing derivative mortgage-backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are owned free and clear.  The leverage inherent in the securities replaces the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.

In May 2005, Bimini Capital completed a private offering of $51.6 million of trust preferred securities of Bimini Capital Trust I (“BCTI”) resulting in the issuance by Bimini Capital of $51.6 million of junior subordinated notes. During the year ended December 31, 2009, the Company entered into an agreement with Taberna Capital Management, LLC (Taberna), the collateral manager of certain collateralized debt obligations issued in 2005 and collateralized by, among other securities, the trust preferred capital securities sold by BCTI in May of 2005.  Pursuant to the terms of the 2009 agreement, the obligations under the trust preferred capital securities issued by BCTI were discharged and the securities redeemed.  Concurrently, Bimini Capital redeemed its junior subordinated notes issued to BCTI. Bimini recognized a gain of approximately $32.4 million on the extinguishment of this debt.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The Company acquired the trust preferred capital securities for $10.8 million in cash. In conjunction with the Offer, Bimini Capital offered separate consideration to certain security holders, estimated at approximately $3.3 million, for their consent to accept the offer.  The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  Bimini Capital recognized a gain of approximately $9.6 million on the extinguishment of this debt.  As of December 31, 2009, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Bimini Capital attempts to ensure that the income generated from available investment opportunities, when the use of leverage is employed for the purchase of assets, exceeds the cost of its borrowings. However, the issuance of debt at a fixed-rate for any long-term period, considering the use of leverage, could create an interest rate mismatch if Bimini Capital is not able to invest at yields that exceed the interest rates of the Company’s junior subordinated notes and other borrowings.

Outlook

During 2009, the Company executed two transactions whereby $74 million of its $100 million trust preferred debt was extinguished early.  As a result, the Company’s balance sheet is substantially less leveraged and the associated interest charges have been reduced accordingly.  The repurchase agreement funding markets, while still not functioning as before the financial crisis, have returned to a level of functionality so that most firms managing levered agency PT MBS portfolios have adequate access to funding. However, Bimini Capital, owing to our small portfolio and limited profitable operating history, still has limited access to repurchase agreement funding.  While our funding sources are limited, the funding we do obtain is at extremely low levels.  Further, we have been able to offset the limited access to funding with our alternative investment strategy.  The combination of the low funding levels and the alternative investment strategy has enabled the Company to generate the largest Net Interest Margin (“NIM”), in percentage terms, in our brief operating history.

 Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given the limited access to funding and the reduced size of our portfolio, even with the benefit of our alternative investment strategy, no assurance can be made of our ability to generate sufficient net interest income to cover all of our costs.  Our ability to generate sufficient net interest income to cover our costs will also be impacted by our funding costs, which in turn will depend on how long funding rates will remain at current levels.

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

MORTGAGE-BACKED SECURITIES

The Company’s investments in MBS are classified as held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on management’s own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

REPURCHASE AGREEMENTS

We finance the acquisition of our PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

INCOME RECOGNITION
All securities are either MBS pass-through securities, interest only securities or inverse interest only securities. Income on MBS pass-through securities is based on the stated interest rate of the security. Premium or discount present at the date of purchase is not amortized. For inverse interest only and interest only securities classified as held for trading, the income is accrued based on the carrying value and the effective yield. As cash is received it is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security.  Changes in fair value during the period are recorded in earnings and reported as fair value adjustment-held for trading securities in the accompanying consolidated statement of operations.

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

Off-Balance Sheet Arrangements

As discussed above, OITRS previously pooled loans that it had originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. OITRS held approximately $5.9 million of retained interests from securitizations as of December 31, 2009.  In addition, OITRS retained the servicing related to the loans sold or securitized.  While such servicing has since been sold and or surrendered, advances made prior to such transactions continued to be collected as the underlying properties are liquidated.

The cash flows associated with OITRS’s securitization activities for the years ended December 31, 2009 and 2008, were as follows:

(in thousands)
	Years Ended December 31,
	2009	2008
Net servicing fees received (paid)	$(25)	$1,082
Net servicing repayments (advances)	14,254	(6,579)
Cash flows received on retained interests	9,834	12,701

ITEM 6A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Bimini Capital Management, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

(i)   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company’s registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. The report is included herein.

/s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer

/s/ G. Hunter Haas
G. Hunter Haas IV
President, Chief Investment Officer,
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bimini Capital Management, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bimini Capital Management as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended and our report dated March 15, 2010 expressed an unqualified opinion thereon.

West Palm Beach, Florida                                                                                              /s/ BDO Seidman, LLP
March 15, 2010                                                                                                   Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bimini Capital Management, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 12 to the consolidated financial statements, Bimini Capital Management, Inc. adopted the fair value option provisions of FASB Accounting Standards Codification No. 825, Financial Instruments effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bimini Capital Management, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.

West Palm Beach, Florida                                                                                                 /s/ BDO Seidman, LLP
March 15, 2010                                                                                                     Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Mortgage-backed securities – held for trading
Pledged to counterparty, at fair value	$104,875,798	$158,444,253
Unpledged, at fair value	14,792,697	13,664,242
Total mortgage-backed securities	119,668,495	172,108,495
Cash and cash equivalents	6,400,065	7,668,581
Restricted cash	2,530,000	-
Principal payments receivable	93,029	187,779
Accrued interest receivable	1,075,052	887,536
Property and equipment, net	3,976,546	4,062,116
Prepaids and other assets	1,266,278	4,590,601
Assets held for sale	14,331,850	43,287,020
Total Assets	$149,341,315	$232,792,128

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Repurchase agreements	$100,271,206	$148,695,082
Junior subordinated notes due to Bimini Capital Trust I	-	51,550,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	51,547,000
Accrued interest payable	131,595	983,069
Dividends payable in cash	1,877,944	-
Dividends payable in Class A common stock	16,862,469	-
Accounts payable, accrued expenses and other	926,678	480,655
Liabilities related to assets held for sale	7,621,984	10,431,330
Total Liabilities	154,496,316	263,687,136

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT (adjusted for reverse stock split. See Note 7.)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding at December 31, 2009 and 2008	-	-

Class A common stock, $0.001 par value; 98,000,000 shares designated; 2,763,779 shares issued and outstanding at December 31, 2009 and 2,620,702 shares issued and outstanding at December 31, 2008	2,764	2,621

Class B common stock, $0.001 par value; 1,000,000 shares designated, 31,939 shares issued and outstanding at December 31, 2009 and 2008	32	32

Class C common stock, $0.001 par value; 1,000,000 shares designated, 31,939 shares issued and outstanding at December 31, 2009 and 2008	32	32

Additional paid-in capital	319,191,227	339,148,411
Accumulated deficit	(324,349,056)	(370,046,104)
Stockholders’ Deficit	(5,155,001)	(30,895,008)
Total Liabilities and Stockholders’ Deficit	$149,341,315	$232,792,128
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Interest income	$11,024,210	$26,139,769
Interest expense	(487,770)	(18,392,702)
Net interest income before interest on junior subordinated notes	10,536,440	7,747,067
Interest expense on junior subordinated notes	(5,110,729)	(8,361,727)
Net interest income (expense)	5,425,711	(614,660)
Fair value adjustment - held for trading securities	3,249,745	62,831
Gain on sale of mortgage-backed securities, net	1,511,359	316,916
Net interest and non-interest income (loss)	10,186,815	(234,913)

Direct REIT operating expenses	595,574	700,119

General and administrative expenses:
Compensation and related benefits	1,473,027	2,760,455
Directors' fees and liability insurance	492,396	671,569
Audit, legal and other professional fees	1,459,721	890,725
Other administrative	474,780	1,235,214
Total general and administrative expenses	3,899,924	5,557,963

Total expenses	4,495,498	6,258,082

Gain on debt extinguishments	42,026,708	-

Income (loss) from continuing operations, before income taxes	47,718,025	(6,492,995)

Provision for income taxes	145,000	-

Income (loss) from continuing operations	47,573,025	(6,492,995)

Loss from discontinued operations, net of tax	(1,875,977)	(49,883,568)

Net income (loss)	$45,697,048	$(56,376,563)

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Years Ended December 31,
	2009	2008
Basic Net Income (Loss) Per Share of Class A Common Stock:
Continuing operations	$17.04	$(2.54)
Discontinued operations	(0.67)	(19.50)
Total basic net income (loss) per Class A share	$16.37	$(22.04)
Diluted Net Income (Loss) Per Share of Class A Common Stock:
Continuing operations	$12.35	$(2.54)
Discontinued operations	(0.49)	(19.50)
Total diluted net income (loss) per Class A share	$11.86	$(22.04)
Basic And Diluted Net Income (Loss) Per Share of Class B Common Stock
Continuing operations	$17.02	$(2.45)
Discontinued operations	(0.68)	(18.80)
Total basic and diluted net loss per Class B share	$16.34	$(21.25)
Average Shares Outstanding
CLASS A COMMON STOCK - Basic	2,759,821	2,527,355
CLASS A COMMON STOCK - Diluted	3,807,623	2,527,355
CLASS B COMMON STOCK – Basic and diluted	31,939	31,939
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock Amounts at par value			Additional Paid-in Capital	Accumulated Deficit	Total
	Class A	Class B	Class C
Balances, January 1, 2008	$2,486	$32	$32	$338,264,531	$(315,383,637)	$22,883,444
Cumulative effect adjustment upon adoption of FASB ASC No. 825	-	-	-	-	1,714,096	1,714,096
Net loss	-	-	-	-	(56,376,563)	(56,376,563)
Issuance of Class A common shares for board compensation and equity plan share exercises	135	-	-	210,513	-	210,648
Amortization of equity plan compensation	-	-	-	673,367	-	673,367
Balances, December 31, 2008	$2,621	$32	$32	$339,148,411	$(370,046,104)	$(30,895,008)
Net income	-	-	-	-	45,697,048	45,697,048
Issuance of Class A common shares for board compensation and equity plan share exercises	143	-	-	148,909	-	149,052
Amortization of equity plan compensation	-	-	-	74,889	-	74,889
Dividends declared	-	-	-	(20,180,982)	-	(20,180,982)
Balances, December 31, 2009	$2,764	$32	$32	$319,191,227	$(324,349,056)	$(5,155,001)

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,697,048	$(56,376,563)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	1,875,977	49,883,568
Stock compensation	223,941	884,814
Depreciation and amortization	468,540	760,891
Gain on sale of mortgage-backed securities, net	(1,511,359)	(316,916)
Fair value adjustments, mortgage-backed securities	(3,249,745)	(62,831)
Gain on debt extinguishments	(42,026,708)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(187,516)	2,749,766
Prepaids and other assets	162,848	97,258
Accrued interest payable	179,811	(2,889,031)
Accounts payable, accrued expenses and other	446,024	(165,001)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,078,861	(5,434,045)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(152,804,373)	(189,780,332)
Sales	184,173,880	617,526,604
Principal repayments	25,926,346	92,729,319
(Increase) decrease in restricted cash	(2,530,000)	8,800,000
Purchases of property and equipment	(9,205)	(13,218)
NET CASH PROVIDED BY INVESTING ACTIVITIES	54,756,648	529,262,373
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,644,414,837	4,026,420,312
Principal payments on repurchase agreements	(1,692,838,713)	(4,555,903,001)
Cash paid to extinguish long-term debt	(32,509,426)	-
Cash dividends paid	(1,440,570)	-
NET CASH USED IN FINANCING ACTIVITIES	(82,373,872)	(529,482,689)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	24,269,847	4,038,182
Net cash used in financing activities	-	(18,000,000)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	24,269,847	(13,961,818)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,268,516)	(19,616,179)
CASH AND CASH EQUIVALENTS, Beginning of the year	7,668,581	27,284,760
CASH AND CASH EQUIVALENTS, End of the year	$6,400,065	$7,668,581

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$5,044,964	$30,914,333
Cash paid during the year for income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities transferred from available-for-sale to trading (at fair value)	$-	$1,714,096

Assets and liabilities retired through debt extinguishment transactions:
Investment in Bimini Capital Trust I	$1,550,000	$-
Investment in Bimini Capital Trust II	742,560
Unamortized debt issuance costs	495,150	-
Junior subordinated notes due to Bimini Capital Trust I	34,050,000	-
Junior subordinated notes due to Bimini Capital Trust II	10,680,014
Accrued interest payable due to Bimini Capital Trust I and II	1,031,285	-

Cash dividends declared and paid in future period	$1,877,944	$-

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was originally formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Bimini Capital is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  In addition, a REIT must meet other provisions of the Code to retain its special tax status.  Bimini Capital operates in a single business segment.

Bimini Capital’s website is located at http://www.biminicapital.com.

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have stabilized after undergoing unprecedented turmoil in 2008 and early 2009.  However, conditions in the market, while stable, are far from the condition that existed prior to the crisis. The Company has taken significant steps to reduce the leverage in its balance sheet and reduce its debt service costs, and it was able to generate earnings over the course of 2009.  The Company has also expanded its access to repurchase agreement funding.  However, market conditions are still constrained, especially in light of the material presence of the Federal Government with respect to their explicit support of the Government Sponsored Entities (“GSE’s”) and the actions of the Federal Reserve with their direct involvement in the agency MBS securities market – the primary market in which the Company invests. Accordingly, the Company has expanded on the steps taken in 2008 to augment its existing leveraged MBS portfolio with its alternative investment strategy.  The Company’s alternative investment strategy that utilizes derivative MBS has been elevated to a core element of our investment strategy and liquidity management, however is limited because such investments do not satisfy the criteria for REIT qualifications.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying financial statements include the fair values of MBS, the prepayment speeds used to calculate amortization and accretion of premiums and discounts on MBS, and certain discontinued operations related items including asset valuation allowances and fair values of retained interests.

The Company has evaluated all subsequent events for potential recognition and disclosure through March 15, 2010, the date of the filing of this Form 10-K.

Effective July 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”), Accounting Standards Codification, (“the Codification”), which is now the source of authoritative GAAP.  While the Codification did not change GAAP, all existing authoritative accounting literature, with certain exceptions, was superseded and incorporated into the Codification,  As a result, pre-Codification references to GAAP have been eliminated.

Discontinued Operations

On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC.  Upon closing of the transaction, Opteum became a wholly-owned taxable REIT subsidiary of Bimini Capital. This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS now means OITRS.

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and, during the second and third quarters of 2007, sold substantially all of the operating assets of OITRS.  Therefore, all of OITRS’s assets were considered as held for sale, and OITRS was then reported as a discontinued operation for all periods presented following applicable accounting standards.  At December 31, 2009, the remaining assets and liabilities are considered to be contingent and remain on OITRS’s books pursuant to the terms of the disposal of the operations, with the exception of retained interests, the disposal of which has been delayed as a result of the turmoil in the financial markets and a significant lack of investor interest in such securities. However, while the market for such retained interests is temporarily inactive as a result of continued deterioration in the underlying collateral, the Company has made every effort to market such securities to known market participants who have been active in the past.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business is presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 13 - Discontinued Operations.

Terminology

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.”  Further, discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to OITRS and its consolidated subsidiaries. Discussions relating to “the Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS).

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its wholly-owned subsidiary, OITRS, as well as the wholly-owned subsidiaries of OITRS.  OITRS is reported as a discontinued operation for all periods presented.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

As further described in Note 6, Bimini Capital historically had a common share investment in two trusts used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the applicable accounting guidance for variable interest entities, Bimini Capital’s common share investment in the trusts have not been consolidated in the financial statements of Bimini Capital, and accordingly, these investments have been accounted for on the equity method.

Condensed Statement of Comprehensive Income (Loss)

In accordance with FASB ASC 220, Comprehensive Income, a condensed statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash represents cash held on deposit as collateral with the repurchase agreement counterparty. Such amount may be used to make principal and interest payments on the related repurchase agreements. The carrying amount of cash equivalents and restricted cash approximates their fair value as of December 31, 2009 and 2008.

The Company and its subsidiaries maintain cash balances at two banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2009, uninsured deposits were approximately $5.9 million.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations, and interest only securities or inverse interest only securities representing interest in or obligations backed by pools of mortgage loans (collectively, MBS).  MBS transactions are recorded on the trade date.  Realized gains and losses on the sale of MBS are determined based on the specific identified cost of the security.

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

In accordance with FASB ASC 320, Investments - Debt and Equity Securities, the Company classifies its investments in MBS into one of three categories: trading, available-for-sale or held-to-maturity. Through December 31, 2007, the Company classified all of its securities acquired prior to June 30, 2007 as available-for-sale and all securities acquired after June 30, 2007 as trading.  On January 1, 2008, in connection with the adoption of the fair value option within FASB ASC 825, Financial Instruments, the Company transferred its remaining available-for-sale securities to trading and accordingly, recognized a $1.7 million fair value adjustment. All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value.

Income on MBS pass-through securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities, the income is accrued based on the carrying value and the effective yield.  Cash received is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For inverse interest only securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during the period are recorded in earnings and reported as a fair value adjustment-held for trading securities in the accompanying consolidated statements of operations.

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

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of December 31, 2009 and 2008, due to the short-term nature of these financial instruments.

It is impracticable to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and it is unclear what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in the Note 6 to the financial statements.

Property and Equipment, net

Property and equipment, net, consists of computer equipment with a depreciable life of 3 years, office furniture and equipment with depreciable lives of 8 to 20 years, land which has no depreciable life, and buildings and improvements with depreciable lives of 30 years.  Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets.

Repurchase Agreements

The Company finances the acquisition of the majority of its MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 93 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines or as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  At December 31, 2009, the Company had outstanding balances under repurchase agreements with one lender with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) to any single lender of $4.9 million related to repurchase agreements, as described in Note 5.

Share-Based Compensation

The Company follows the provisions of FASB ASC 718, Compensation – Stock Compensation, to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award. Payments pursuant to dividend equivalent rights, which are attached to certain equity based awards, are charged to stockholders’ equity when declared.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal. Forfeitures, or an indication that forfeitures may occur, would result in a revised forfeiture rate and are accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Reverse Stock Split

On March 12, 2010, the Company executed a one-for-ten reverse stock split of its Class A, Class B and Class C common stock.  Prior to the effect of the reverse split, the Company had 27,637,789 shares of Class A common stock outstanding at December 31, 2009 and 319,388 shares each of its Class B and Class C common stock.  Further, in connection with the dividend paid on January 19, 2010, the Company issued an additional 72,414,462 shares of Class A common stock.  This brought the total shares outstanding of Class A common stock to 100,052,251 at January 19, 2010. Upon consummation of the reverse split, issued and outstanding shares of Class A, Class B and Class C common stock were 10,052,225, 31,939 and 31,939, respectively, as of March 12, 2010. All references in the accompanying financial statements to the number of common shares and per-share amounts for all periods have been restated to reflect the reverse stock split.

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

The shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. The outstanding shares of Class C Common Stock, totaling 31,939 shares, are not included in the computation of diluted EPS for the Class A Common Stock as the conditions for conversion into shares of Class A Common Stock were not met.

Shares distributed in January 2010 pursuant to the Company’s November 9, 2009 special dividend declaration are included in the calculation of diluted weighted average shares as of the declaration date.  These shares were not included in the calculation of basic weighted average shares because the shares were not issued yet.

All basic and diluted weighted average share and per-share amounts have been adjusted to reflect the March 12, 2010 reverse stock split.

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At December 31, 2009, management of the Company believes they have complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 13, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.   The Company files federal and state tax returns for both the REIT and the taxable REIT subsidiary.  Generally, returns for all periods after 2005 remain open for examination.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentations.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures related to the transfers in and out of the fair value hierarchy and the activity of Level 3 financial instruments. This ASU also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods beginning after December 15, 2010 and for interim periods within those years. The Company is in the process of reviewing the potential impact of ASU No. 2010-06; however, the adoption of this ASU is not expected to have a material impact to the consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, a Consensus of the FASB Emerging Issues Task Force.  The ASU seeks to eliminate diversity in practice by requiring classification of the stock portion of a dividend payment as a share issuance if there is a limit on the cash portion of the dividend payment.  The Company applied this new accounting guidance for its dividend declared in November 2009 and paid in January 2010.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either, (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset, or quoted prices for similar liabilities or similar liabilities when traded as assets, or (b) another valuation technique that is consistent with the principles of FASB ASC 820.  The Company adopted the guidance provided in this ASU on October 1, 2009.  The implementation of this new accounting guidance did not have any impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting No. 167 (“FAS 167), Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC 810, Consolidation.  FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 is effective for periods that begin after November 15, 2009. Earlier application is prohibited. The Company adopted FAS 167 on January 1, 2010 and does not expect the implementation to have any impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets, which was subsequently incorporated into ASC 860, Transfers and Servicing,  FAS 166 is a revision of FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require disclosure of more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for periods beginning after November 15, 2009. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 shall be applied to transfers that occur on or after the effective date. The Company adopted FAS 166 on January 1, 2010 and does not expect the implementation to have a material impact on its consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting No. 165 (“FAS 165”), Subsequent Events, which was subsequently incorporated into ASC 855, Subsequent Events.  FAS 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that previously existed.  The Company adopted FAS 165 on April 1, 2009. The implementation of these provisions did not have a material impact on the consolidated financial statements operations.

In April 2009, the FASB issued Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was subsequently incorporated into ASC 820, Fair Value Measurements and Disclosures. This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities).  The FSP gives specific factors to evaluate if there has been a decrease in normal market activity and if so, provides a methodology to analyze transactions or quoted prices and make necessary adjustments to fair value in accordance with Statement 157. The objective is to determine the point within a range of fair value estimates that is most representative of fair value under current market conditions.  The adoption of FSP FAS 157-4 on July 1, 2009 did not have a material effect on the consolidated financial statements.

Additionally, in conjunction with FSP FAS 157-4, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, which were subsequently incorporated into ASC 320, Investments-Debt and Equity Securities. The objective of the new guidance is to make impairment guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (OTTI) on debt and equity securities in financial statements.  The guidance revises the OTTI evaluation methodology. Previously the analytical focus was on whether the company had the "intent and ability to retain its investment in the debt security for a period of time sufficient to allow for any anticipated recovery in fair value". Now the focus is on whether (1) the Company has the intent to sell the Investment Securities, (2) it is more likely than not that it will be required to sell the Investment Securities before recovery, or (3) it does not expect to recover the entire amortized cost basis of the Investment Securities. Further, the security is analyzed for credit loss, (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the statement of earnings, while the balance of impairment related to other factors will be recognized in OCI. FAS 115-2 and FAS 124-2 were effective for all interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have any effect on the consolidated financial statements.

In April, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC 825, Financial Instruments. The guidance requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The Company adopted FSP FAS 107-1 and APB 28-1 on April 1, 2009.

 NOTE 2.                      MORTGAGE-BACKED SECURITIES

The following are the carrying values of Bimini Capital’s MBS portfolio:

(in thousands)
	December 31,
	2009	2008
Pass-Through Certificates:
Hybrid Arms	$67,036	$63,068
Adjustable-rate Mortgages	32,598	70,632
Fixed-rate Mortgages	5,242	24,884
Total Pass-Through Certificates	104,876	158,584
Mortgage Derivative Certificates:
MBS Derivatives	14,793	13,524
Totals	$119,669	$172,108

As of December 31, 2009 all of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 3.  PROPERTY AND EQUIPMENT

The composition of property and equipment follows:

(in thousands)
	December 31,
	2009	2008
Land	$2,247	$2,247
Buildings and improvements	1,825	1,816
Computer equipment	261	261
Office furniture and equipment	248	248
	4,581	4,572
Less accumulated depreciation and amortization	604	510
Property and equipment, net	$3,977	$4,062

Depreciation of property and equipment totaled $95,000 in 2009 and $127,000 in 2008.

NOTE 4.                      EARNINGS PER SHARE

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

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2009 and 2008. For the year ended December 31, 2009, a weighted average of 54,411 of these unvested incentive plan shares are included in the basic and diluted per share computations, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the year ended December 31, 2008 basic EPS computations, even though they are participating securities.

As discussed in Note 7, on November 9, 2009, the Company’s Board of Directors declared a special dividend to the holders of its dividend eligible securities on the record date of December 9, 2009.  This dividend gave shareholders the option to make an election to receive payment of the dividend in cash or in shares of its Class A Common Stock, subject to an aggregate cash limitation.  In accordance with Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, issued in January 2010, a weighted average of 1,044,488 shares associated with this distribution was included in the calculation of diluted weighted average shares as of the declaration date.  These shares were not included in the calculation of basic weighted average shares because the shares were not yet due for issuance.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Years Ended December 31,
	2009	2008
Basic and diluted EPS per Class A common share:
Income (loss) available to Class A common shares:
Continuing operations	47,030	(6,415)
Discontinued operations	(1,855)	(49,283)
	$45,175	$(55,698)

Weighted average common shares:
Class A common shares outstanding at the balance sheet date	2,764	2,621
Unvested dividend-eligible stock incentive plan shares outstanding at the balance sheet date	102	-
Effect of weighting	(106)	(94)
Weighted average shares-basic	2,760	2,527
Effect of dilutive stock incentive plan shares	4	-
Effect of shares to be issued in 2010 as part of dividend declared in 2009	1,044	-
Weighted average shares-diluted	3,808	2,527

Earnings (loss) per Class A common share:
Basic:
Continuing operations	$17.04	$(2.54)
Discontinued operations	(0.67)	(19.50)
	$16.37	$(22.04)
Diluted:
Continuing operations	$12.35	(2.54)
Discontinued operations	(0.49)	(19.50)
	$11.86	(22.04)
Basic and diluted EPS per Class B common share:
Income (loss) available to Class B common shares:
Continuing operations	543	(78)
Discontinued operations	(21)	(601)
	$522	$(679)

Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares- basic and diluted	32	32

Earnings (loss) per Class B common share – basic and diluted:
Continuing operations	$17.02	$(2.45)
Discontinued operations	(0.68)	(18.80)
	$16.34	$(21.25)

NOTE 5.     REPURCHASE AGREEMENTS

As of December 31, 2009, Bimini Capital had outstanding repurchase obligations of approximately $100.3 million with a net weighted average borrowing rate of 0.30% and these agreements were collateralized by MBS with a fair value of approximately $105.2 million.  As of December 31, 2008, Bimini Capital had outstanding repurchase obligations of approximately $148.7 million with a net weighted average borrowing rate of 1.89%, and these agreements were collateralized by MBS with a fair value of approximately $159.1 million.

As of December 31, 2009 and 2008, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
December 31, 2009
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities sold, including accrued interest receivable	$-	$67,599	$37,644	$-	$105,243
Repurchase agreement liabilities associated with these securities	$-	$65,120	$35,151	$-	$100,271
Net weighted average borrowing rate	-	0.31%	0.29%	-	0.30%
December 31, 2008
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities sold, including accrued interest receivable	$-	$159,130	$-	$-	$159,130
Repurchase agreement liabilities associated with these securities	$-	$148,695	$-	$-	$148,695
Net weighted average borrowing rate	-	1.89%	-	-	1.89%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2009 and 2008 is as follows:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
December 31, 2009
MF Global, Inc.	$4,929	38
December 31, 2008
MF Global, Inc.	$10,270	11

(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 6.                      TRUST PREFERRED SECURITIES

As of December 31, 2008, Bimini Capital sponsored two statutory trusts, known as Bimini Capital Trust I (“BCTI”) and Bimini Capital Trust II (“BCTII”) of which 100% of the common equity is owned by the Bimini Capital, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by each trust are the sole assets of that trust.

As further described below, during the year ended December 31, 2009, Bimini Capital entered into agreements pursuant to which all of the obligations under the trust preferred capital securities issued by BCTI and $24.7 million of the obligations under the trust preferred capital securities issued by BCTII were discharged. The Company recorded gains of approximately $42.0 million on these debt extinguishments. Obligations related to these statutory trusts are presented below.

(In thousands)
	December 31,
	2009	2008
Junior subordinated notes owed to Bimini Capital Trust I (BCTI)	$-	$51,550
Junior subordinated notes owed to Bimini Capital Trust II (BCTII)	$26,804	$51,547

The BCTI trust preferred securities and Bimini Capital's BCTI Junior Subordinated Notes had a fixed-rate of interest until 2010, of 7.61% and thereafter, through maturity in 2035, the rate would float at a spread of 3.30% over the prevailing three-month LIBOR rate.

On April 21, 2009, the Company extinguished approximately $51.6 million of its junior subordinated notes issued to BCTI for consideration totaling approximately $18.0 million, recognizing a gain (after all costs and expenses were recognized) of approximately $32.4 million.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

On October 21, 2009, the Company extinguished approximately $24.7 million of its junior subordinated notes issued to BCTII for consideration totaling approximately $14.5 million, recognizing a gain (after all costs and expenses were recognized) of approximately $9.6 million.

Pursuant to the applicable accounting rules, each trust has been considered to be a variable interest entity because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in each trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investments in BCTI and BCTII have not been considered to be a variable interest, Bimini Capital has not been considered to be the primary beneficiary of the trusts. Therefore, Bimini Capital has not consolidated the financial statements of BCTI and BCTII into its financial statements.  The accompanying consolidated financial statements present Bimini Capital's BCTI and BCTII Junior Subordinated Notes issued to the trusts as liabilities and Bimini Capital's investments in the common equity securities of BCTI and BCTII as assets. For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTI and BCTII as interest expense.

NOTE 7.  CAPITAL STOCK

Authorized Shares

The total number of shares of capital stock which the Company has the authority to issue is 110,000,000 shares. The Board of Directors has the authority to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

Common Stock

Of the 100,000,000 authorized shares of common stock, 98,000,000 shares were designated as Class A Common Stock, 1,000,000 shares were designated as Class B Common Stock and 1,000,000 shares were designated as Class C Common Stock. Holders of shares of common stock have no sinking fund or redemption rights and have no preemptive rights to subscribe for any of the Company’s securities. All common shares have a $0.001 par value.

Reverse Stock Split

On March 12, 2010, the Company executed a one-for-ten reverse stock split Class A, Class B and Class C common stock.  All references in the accompanying financial statements to the number of common shares and per-share amounts for all periods have been restated to reflect the reverse stock split

Class A Common Stock

Each outstanding share of Class A Common Stock entitles the holder to one vote on all matters submitted to a vote of stockholders, including the election of directors. Holders of shares of Class A Common Stock are not entitled to cumulate their votes in the election of directors.

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

Each share of Class B Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class B Common Stock (or portion thereof to be converted) had occurred, and otherwise determined in accordance with GAAP, equals no less than $150.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class B Common Stock to be converted into Class A Common Stock in any quarter shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $150.00 per share; provided further, that such conversions shall continue to occur until all shares of Class B Common Stock have been converted into shares of Class A Common Stock; and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class B Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Bimini Capital's Class A Common Stock.

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

Each share of Class C Common Stock shall automatically be converted into one share of Class A Common Stock on the first day of the fiscal quarter following the fiscal quarter during which the Company's Board of Directors were notified that, as of the end of such fiscal quarter, the stockholders' equity attributable to the Class A Common Stock, calculated on a pro forma basis as if conversion of the Class C Common Stock had occurred and giving effect to the conversion of all of the shares of Class B Common Stock as of such date, and otherwise determined in accordance with GAAP, equals no less than $150.00 per share (adjusted equitably for any stock splits, stock combinations, stock dividends or the like); provided, that the number of shares of Class C Common Stock to be converted into Class A Common Stock shall not exceed an amount that will cause the stockholders' equity attributable to the Class A Common Stock calculated as set forth above to be less than $150.00 per share; and provided further, that such conversions shall continue to occur until all shares of Class C Common Stock have been converted into shares of Class A Common Stock and provided further, that the total number of shares of Class A Common Stock issuable upon conversion of the Class C Common Stock shall not exceed 3% of the total shares of common stock outstanding prior to completion of an initial public offering of Bimini Capital's Class A Common Stock.

Issuances of Common Stock

During the years ended December 31, 2009 and 2008, the Company issued 9,781 and 12,080 shares, respectively, of its Class A Common Stock to Bimini employees pursuant to the terms of the stock incentive plan phantom share grants (see Note 8).

During the years ended December 31, 2009 and 2008, the Company issued 133,296 and 122,482 shares, respectively, of its Class A Common Stock for payment of Director fees.  In addition, the Company also paid its directors cash compensation of approximately $114,950 during 2008.

On January 19, 2010, the Company issued 7,241,446 shares of its Class A common stock in connection with a special dividend described more fully below.

There were no issuances of the Company's Class B Common Stock and Class C Common Stock.

Dividends

On November 9, 2009, the Company's Board of Directors declared a $0.50 per share cash dividend to the holders of its dividend eligible securities on the record date of November 16, 2009. The distribution totaling approximately $1.4 million was paid on November 20, 2009.

Also on November 9, 2009, the Company’s Board of Directors declared a $6.50 per share special dividend to the holders of its dividend eligible securities on the record date of December 9, 2009.  Subject to an aggregate cash limitation of approximately $1.9 million, stockholders had the option to make an election to receive payment of the dividend in cash or in shares of its Class A Common Stock.  Stockholders that elected to receive the dividend entirely in shares received approximately 2.8 shares for each share held.  Stockholders that elected to receive at least a portion of the dividend in cash received approximately $0.69 in cash and 2.5 shares for each share held.  The distribution totaling approximately $1.9 million in cash and 7,241,446 in shares was paid on January 19, 2009.

A liability of $18.7 million was recorded related to the special dividend mentioned above.  This liability consisted of both the cash portion of the dividend declared and the fair value of the shares of stock to be issued.  The liability was settled in January 2010 for $1.9 million in cash and an increase in stockholders’ equity of $16.8 million, representing the fair value of the shares issued.  On a pro forma basis, assuming that the settlement of the special dividend was reflected in Stockholders Equity at December 31, 2009, total consolidated stockholders’ equity would be approximately $11.6 million.

Preferred Stock

General

After the reclassification of authorized shares described above, there are 10,000,000 authorized shares of preferred stock, with a $0.001 per share par value. The Company's Board of Directors has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized by the Board of Directors.  Prior to issuance of shares of each class or series of preferred stock, the Board of Directors is required by the Company’s charter to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series.

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

The previously outstanding shares of Class A Redeemable Preferred Stock were converted into Class A Common Stock on April 28, 2006. No shares of the Class B Redeemable Preferred Stock have ever been issued.

Ownership Limitations

Bimini Capital’s amended charter, subject to certain exceptions, contains certain restrictions on the number of shares of stock that a person may own. Bimini Capital’s amended charter contains a stock ownership limit that prohibits any person from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of stock in excess of 9.8% of the total number or value of the outstanding shares of Bimini Capital’s common stock, whichever is more restrictive, or Bimini Capital’s stock in the aggregate. Bimini Capital’s amended charter further prohibits (i) any person from beneficially or constructively owning shares of Bimini Capital’s stock that would result in Bimini Capital being "closely held" under Section 856(h) of the Code or otherwise cause Bimini Capital to fail to qualify as a REIT, and (ii) any person from transferring shares of Bimini Capital’s stock if such transfer would result in shares of Bimini Capital’s stock being owned by fewer than 100 persons. Bimini Capital’s Board of Directors, in its sole discretion, may exempt a person from the stock ownership limit. However, Bimini Capital’s Board of Directors may not grant such an exemption to any person whose ownership, direct or indirect, of an excess of 9.8% of the number or value of the outstanding shares of Bimini Capital’s stock (whichever is more restrictive) would result in Bimini Capital being "closely held" within the meaning of Section 856(h) of the Code or otherwise would result in failing to qualify as a REIT. The person seeking an exemption must represent to the satisfaction of Bimini Capital’s Board of Directors that it will not violate the aforementioned restriction. The person also must agree that any violation or attempted violation of any of the foregoing restrictions will result in the automatic transfer of the shares of stock causing such violation to the trust (as defined below). Bimini Capital’s Board of Directors may require a ruling from the IRS or an opinion of counsel, in either case in form and substance satisfactory to Bimini Capital’s Board of Directors in its sole discretion, to determine or ensure Bimini Capital’s qualification as a REIT.

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

Any person who acquires or attempts or intends to acquire beneficial or constructive ownership of shares of Bimini Capital’s stock that will or may violate any of the foregoing restrictions on transferability and ownership, or any person who would have owned shares of Bimini Capital’s stock that resulted in a transfer of shares to the trust in the manner described below, will be required to give notice immediately to Bimini Capital and provide Bimini Capital with such other information as Bimini Capital may request in order to determine the effect of such transfer on the Company.

If any transfer of shares of Bimini Capital’s stock occurs which, if effective, would result in any person beneficially or constructively owning shares of Bimini Capital’s stock in excess or in violation of the above transfer or ownership limitations, then that number of shares of Bimini Capital’s stock the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole share) shall be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the prohibited owner shall not acquire any rights in such shares. Such automatic transfer shall be deemed to be effective as of the close of business on the business day prior to the date of such violative transfer. Shares of stock held in the trust shall be issued and outstanding shares of Bimini Capital’s stock. The prohibited owner shall not benefit economically from ownership of any shares of stock held in the trust, shall have no rights to dividends and shall not possess any rights to vote or other rights attributable to the shares of stock held in the trust. The trustee of the trust shall have all voting rights and rights to dividends or other distributions with respect to shares of stock held in the trust, which rights shall be exercised for the exclusive benefit of the charitable beneficiary. Any dividend or other distribution paid prior to the discovery by Bimini Capital that shares of stock have been transferred to the trustee shall be paid by the recipient of such dividend or distribution to the trustee upon demand, and any dividend or other distribution authorized but unpaid shall be paid when due to the trustee. Any dividend or distribution so paid to the trustee shall be held in trust for the charitable beneficiary. The prohibited owner shall have no voting rights with respect to shares of stock held in the trust and, subject to Maryland law, effective as of the date that such shares of stock have been transferred to the trust, the trustee shall have the authority (at the trustee's sole discretion) (i) to rescind as void any vote cast by a prohibited owner prior to the discovery by Bimini Capital that such shares have been transferred to the trust, and (ii) to recast such vote in accordance with the desires of the trustee acting for the benefit of the charitable beneficiary. However, if Bimini Capital has already taken irreversible corporate action, then the trustee shall not have the authority to rescind and recast such vote.

Within 20 days after receiving notice from Bimini Capital that shares of Bimini Capital’s stock have been transferred to the trust, the trustee shall sell the shares of stock held in the trust to a person, whose ownership of the shares will not violate any of the ownership limitations set forth in Bimini Capital’s amended charter. Upon such sale, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner and to the charitable beneficiary as follows. The prohibited owner shall receive the lesser of (i) the price paid by the prohibited owner for the shares or, if the prohibited owner did not give value for the shares in connection with the event causing the shares to be held in the trust (e.g., a gift, devise or other such transaction), the market price, as defined in Bimini Capital’s amended charter, of such shares on the day of the event causing the shares to be held in the trust and (ii) the price per share received by the trustee from the sale or other disposition of the shares held in the trust, in each case reduced by the costs incurred to enforce the ownership limits as to the shares in question. Any net sale proceeds in excess of the amount payable to the prohibited owner shall be paid immediately to the charitable beneficiary. If, prior to the discovery by Bimini Capital that shares of Bimini Capital’s stock have been transferred to the trust, such shares are sold by a prohibited owner, then (i) such shares shall be deemed to have been sold on behalf of the trust and (ii) to the extent that the prohibited owner received an amount for such shares that exceeds the amount that such prohibited owner was entitled to receive pursuant to the aforementioned requirement, such excess shall be paid to the trustee upon demand.

In addition, shares of Bimini Capital’s stock held in the trust shall be deemed to have been offered for sale to Bimini Capital, or Bimini Capital’s designee, at a price per share equal to the lesser of (i) the price per share in the transaction that resulted in such transfer to the trust (or, in the case of a devise or gift, the market price at the time of such devise or gift) and (ii) the market price on the date Bimini Capital, or Bimini Capital’s designee, accept such offer. Bimini Capital shall have the right to accept such offer until the trustee has sold the shares of stock held in the trust. Upon such a sale to Bimini Capital, the interest of the charitable beneficiary in the shares sold shall terminate and the trustee shall distribute the net proceeds of the sale to the prohibited owner.

NOTE 8.   STOCK INCENTIVE PLANS

As discussed in Note 7, outstanding stock incentive plan shares were adjusted for all periods presented to give effect to the reverse split.

On December 18, 2003, Bimini Capital adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Bimini with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 400,000 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 1, 2014. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the years ended December 31, 2009 and 2008 was approximately, $75,000 and $673,000, respectively. Phantom share awards may or may not include dividend equivalent rights.  Dividends paid on unsettled phantom shares are charged to retained earnings when declared.

A summary of phantom share activity during the years ended December 31, 2009 and 2008 is presented below:

	Years Ended December 31,
	2009		2008
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1	13,237	$5.79	12,738	$113.62
Granted	102,000	1.58	25,000	2.60
Vested	(8,197)	7.36	(13,875)	58.93
Forfeited	(5,040)	3.24	(10,626)	58.16
Nonvested at December 31	102,000	$1.58	13,237	$5.79

As of December 31, 2009, there was approximately $145,000 of total unrecognized compensation cost related to non-vested phantom share awards.  That cost is expected to be recognized over a weighted-average period of 53.9 months.

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

Bimini Capital’s employees have the option to participate in the Bimini Capital Management, Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Bimini Capital’s sole discretion, Bimini Capital can match the employees’ contributions. For the years ended December 31, 2009 and 2008, Bimini Capital made 401(k) matching contributions of approximately $34,490 and $30,000, respectively.

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against us, certain of our current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  We filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  On September 30, 2009, the court granted a partial motion to dismiss and gave plaintiffs until October 12, 2009 to file an amended complaint.  The partial dismissal released defendants Flagstone Securities, LLC, BB&T Capital Markets, Bimini Capital’s former outside directors and certain officers, as well as certain charges contained in the original complaint.  Plaintiffs filed an amended complaint on October 12, 2009 and on October 23, 2009 Bimini Capital filed defendant’s answer and affirmative defenses to the amended complaint.    At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. The Company has accrued approximately $0.5 million related to the settlement which is the remainder of its $1.0 million retention that it was required to pay under the terms of its Directors and Officers insurance policy.  The remainder of the settlement and legal fees and costs associated with finalizing the settlement will be paid by the D&O carrier.  The settlement is contingent upon the parties' executing a written stipulation of settlement, presenting the settlement to the Court for preliminary approval, providing notice to the Class and an opportunity to opt out of the settlement,  and receiving final approval from the Court at a final fairness hearing.  This process is expected to take approximately 3 to 6 months.  Defendants made no admission of liability in connection with the settlement.  If the settlement is not finalized, the class action would continue.  While the Company expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The  failure to finalize the settlement could have a material adverse impact on the Company.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital Management, Inc. ("Bimini"), the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that Plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortious interference with contract and aiding and abetting breach of fiduciary duty by Bimini and Hexagon. Plaintiff also purported to allege derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini and Hexagon.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.  Accordingly, the Company has not recognized any liabilities relating to this claim as of December 31, 2009.

Guarantees

Bimini Capital guaranteed the performance of OITRS with respect to certain contractual obligations arising in connection with the sale of mortgage servicing rights by OITRS. During the year ended December 31, 2009, the Company entered into an agreement with the counterparty to the sale of the mortgage servicing rights which terminated this guarantee.

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

Year 2009

For the year ended December 31, 2009, Bimini Capital's REIT taxable income was approximately $40.1 million, prior to the application of the dividends paid deduction of $19.5 million and the utilization of $20.6 million of the tax net operating loss carryforwards.  These two items reduced REIT taxable income to zero, in accordance with the Code.  The utilization of the tax net operating loss carryforward resulted in approximately $0.1 million of alternative minimum tax being due for the year 2009.

During 2009, Bimini Capital's most significant items and transactions being accounted for differently for REIT tax purposes than for GAAP purposes include:  the loss from discontinued operations, which does not impact the REIT’s taxable income;  interest on the MBS portfolio;  the accounting for debt issuance costs;  net gains realized on certain MBS sales;  and the effect of equity plan stock awards.  The interest on the MBS portfolio is being recognized on a different accounting method for tax purposes.   The debt issuance costs are amortized over different periods for tax purposes, so the amount of unamortized debt issuance costs written-off as part of the cancellation of debt transaction was greater for tax purposes.  Net gains on MBS sales for tax purposes are considered capital gains, so these gains have been offset by the REIT’s previously realized capital loss carryovers.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater or less than the financial statement expense already recognized by the Company.  In addition, the tax treatment for dividends paid on unvested equity plan awards is to deduct them as compensation.

As of December 31, 2009, the REIT has approximately $57.3 million of remaining tax capital loss carryforwards available to offset future tax capital gains. As of December 31, 2009 the REIT has remaining tax net operating loss carryforwards of approximately $0.7 million that are immediately available to offset future REIT taxable income.  The tax capital loss carryforwards begin to expire in 2012, and the tax net operating loss carryforwards begin to expire in 2028.

Year 2008

For the year ended December 31, 2008, Bimini Capital's REIT taxable loss was approximately $14.2 million.  During 2008, Bimini Capital's most significant items and transactions being accounted for differently for REIT tax purposes than for GAAP purposes include: the loss from discontinued operations; interest on the MBS portfolio and on the inter-company loans with OITRS; equity plan stock awards; the accounting for debt issuance costs and depreciation of property and equipment; and gains (losses) realized on certain MBS sales.  The interest on the MBS portfolio is being recognized on a different accounting method for tax purposes. The debt issuance costs and the property and equipment are being amortized and depreciated over different useful lives for tax purposes.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater than or less than the financial statement expense already recognized by the Company.

As of December 31, 2008, the REIT has approximately $66.5 million of tax capital loss carryforwards available to offset future tax capital gains. As of December 31, 2008 the REIT had tax net operating loss carryforwards of approximately $21.3 million that are immediately available to offset future REIT taxable income.  The tax capital loss carryforwards begin to expire in 2012, and the tax net operating loss carryforwards begin to expire in 2027.

NOTE 12.   FAIR VALUE

On January 1, 2008, in connection with the adoption of FASB ASC 825, Financial Instruments, Bimini Capital elected, to transfer its available-for-sale portfolio of MBS to trading.  The election was made to provide consistent accounting treatment for all MBS investments, since the investment intent for all security holdings is consistent. The securities transferred had similar characteristics to the Company’s existing trading portfolio, including issuer, credit quality, yield, duration and remaining term. As a result of electing to record these securities at fair value pursuant to the provisions of SFAS No. 159, the Company recorded the following adjustment to beginning accumulated deficit:

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

All of the fair value adjustments included in the results from continuing operations resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets based on observable market data for similar instruments. The securities in the Company’s trading portfolio are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets.

Fair value is used to measure the trading portfolio on a recurring basis.  The fair values as of December 31, 2009 and 2008 are determined as follows:

(in thousands)
	December 31,
	2009	2008
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	119,668	172,108
Significant Unobservable Inputs (Level 3)	-	-
Total Fair Value Measurements	$119,668	$172,108

NOTE 13.   DISCONTINUED OPERATIONS

OITRS

Beginning in April 2007, the Board of Managers of OITRS, at the recommendation of and with the approval of the Board of Directors of Bimini Capital, began a process that would eventually result in the sale or closure of all business operations within OITRS.  The decision to sell and/or close OITRS was made after evaluation of, among other things, short and long-term business prospects for OITRS, and its inability to recover from large operating losses. All OITRS assets are classified as held for sale, and OITRS has been accounted for as a discontinued operation beginning in the second quarter of 2007.  Following is a summary of significant events associated with the Company’s discontinued operations:

As of December 31, 2009, the remaining assets and liabilities of OITRS consist of contingent assets or liabilities that remain pursuant to the terms of the disposal of the operations, with the exception of mortgage loans held for sale and retained interests, the disposal of which has been delayed as a result of the turmoil in the financial markets and a significant lack of investor interest in such securities. However, while the market for such retained interests is temporarily inactive as a result of continued deteriorations in the underlying collateral, the Company has made every effort to market such securities to  known market participants who have been active in the past.

The results of discontinued operations of OITRS included in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008 were as follows:

(in thousands)
	Years ended December 31,
	2009	2008
Interest income, net	$254	$12
Interest expense	-	20
Net interest income(deficiency)	254	(8)
Gain (loss) on discontinued mortgage banking activities:
Fair value adjustment on retained interests	167	(40,998)
Other discontinued mortgage banking activities	749	(660)
Other income and expenses, net of non-recurring items	57	1,954
Net servicing loss	(289)	(1,591)
Other interest expense and loss reserves	(468)	(2,005)
Revenues (deficiency of revenues), net	470	(43,308)
General and administrative expenses	(2,346)	(5,031)
Loss before provision for income taxes	(1,876)	(48,339)
Provision for income taxes	-	(1,545)
Total loss from discontinued operations, net of taxes	$(1,876)	$(49,884)

The assets and liabilities of OITRS as of December 31, 2009 and 2008 were as follows:

(in thousands)
	December 31,
	2009	2008
Assets
Cash and cash equivalents	$70	$35
Mortgage loans held for sale (a)	207	464
Retained interests(b)	5,934	15,601
Receivables, net (c)	6,046	23,792
Prepaids and other assets	2,075	3,395
Assets held for sale	$14,332	$43,287
Liabilities
Accounts payable, accrued expenses and other (d),(e)	$7,622	$10,431
Liabilities related to assets held for sale	$7,622	$10,431

(a) – Mortgage loans held for sale, net

Mortgage loans held for sale consist of the following as of December 31, 2009 and 2008:

 (in thousands)
	December 31,
	2009	2008
Mortgage loans held for sale	$2,149	$3,022
Valuation allowance	(1,942)	(2,558)
	$207	$464

(b) – Retained interests

      The following table summarizes OITRS’s residual interests in securitizations as of December 31, 2009 and 2008:

(in thousands)
		December 31,
Series	Issue Date	2009	2008
HMAC 2004-1	March 4, 2004	$757	$2,441
HMAC 2004-2	May 10, 2004	1,340	2,735
HMAC 2004-3	June 30, 2004	1,541	1,281
HMAC 2004-4	August 16, 2004	1,280	1,867
HMAC 2004-5	September 28, 2004	1,016	3,080
HMAC 2004-6	November 17, 2004	-	1,846
OMAC 2005-1	January 31, 2005	-	999
OMAC 2005-2	April 5, 2005	-	169
OMAC 2005-3	June 17, 2005	-	1,181
OMAC 2005-4	August 25, 2005	-	2
OMAC 2005-5	November 23, 2005	-	-
OMAC 2006-1	March 23, 2006	-	-
OMAC 2006-2	June 26, 2006	-	-
Total		$5,934	$15,601

At December 31, 2009 and 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	December 31,
	2009	2008
Balance sheet carrying value of retained interests – fair value	$5,934	$15,601
Weighted average life (in years)	0.22	14.76
Prepayment assumption (annual rate)	12.65%	19.36%
Impact on fair value of 10% adverse change	$(37)	$(1,838)
Impact on fair value of 20% adverse change	$(51)	$(3,086)
Expected Credit losses (annual rate)	9.08%	5.61%
Impact on fair value of 10% adverse change	$(242)	$(2,841)
Impact on fair value of 20% adverse change	$(439)	$(6,095)
Residual Cash-Flow discount rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(42)	$(1,540)
Impact on fair value of 20% adverse change	$(83)	$(2,838)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(113)	$(2,692)
Impact on fair value of 20% adverse change	$(214)	$(5,067)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the forward LIBOR curve was assumed based on the Forward LIBOR curve at December 31, 2009 and 2008.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

 (in thousands)
Series	Issue Date	Original Unpaid Principal Balance	Actual Losses Through December 31, 2009	Projected Future Credit Losses as of December 31, 2009	Projected Total Credit Losses as of December 31, 2009
HMAC 2004-1	March 4, 2004	$309,710	0.81%	0.88%	1.69%
HMAC 2004-2	May 10, 2004	388,737	1.27%	1.63%	2.90%
HMAC 2004-3	June 30, 2004	417,055	1.21%	1.26%	2.48%
HMAC 2004-4	August 16, 2004	410,123	1.06%	1.09%	2.15%
HMAC 2004-5	September 28, 2004	413,875	1.43%	1.97%	3.40%
HMAC 2004-6	November 17, 2004	761,027	2.14%	1.98%	4.12%
OMAC 2005-1	January 31, 2005	802,625	2.74%	2.43%	5.17%
OMAC 2005-2	April 5, 2005	883,987	2.93%	2.86%	5.79%
OMAC 2005-3	June 17, 2005	937,117	3.39%	4.00%	7.39%
OMAC 2005-4	August 25, 2005	1,321,739	5.08%	5.50%	10.58%
OMAC 2005-5	November 23, 2005	986,277	7.04%	6.76%	13.80%
OMAC 2006-1	March 23, 2006	934,441	8.02%	8.91%	16.93%
OMAC 2006-2	June 26, 2006	491,572	14.37%	15.26%	29.63%
Total		$9,058,285	4.43%	4.66%	9.08%

The table below summarizes certain cash flows received from and paid to securitization trusts for the years ended December 31, 2009 and 2008:

(in thousands)
	Years Ended December 31,
	2009	2008
Net servicing fees received (paid)	$(25)	$1,082
Net servicing repayments (advances)	14,254	(6,579)
Cash flows received on retained interests	9,834	12,701

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of December 31, 2009 and 2008:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more	Net Credit Losses
December 31, 2009	$3,250,632	$797,883	$400,920
December 31, 2008	$3,920,433	$728,884	$129,715

(c) – Receivables, net

Receivables consist of the following as of December 31, 2009 and 2008:

 (in thousands)
	December 31,
	2009	2008
Servicing advances, net of allowance for doubtful accounts of $256,000 at December 31, 2009 and $0 at December 31, 2008	$4,957	$19,710
Servicing sales	936	3,802
Others	153	280
	$6,046	$23,792

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: past transaction activity, current economic conditions and changes in customer payment terms. Amounts that the Company determines are no longer collectible are written off.  Collections on amounts previously written off are included in income as received.

(d) – Income Taxes

OITRS is a tax paying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  The income tax provisions for the years ended December 31, 2009 and 2008 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax losses due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.  The net deferred tax assets generated by the net losses incurred during the years ended December 31, 2009 and 2008 are offset in their entirety by deferred tax asset valuation allowances.  The amounts of the gross tax benefits generated by these losses are reduced by offsetting valuation allowances of the same amount. The net deferred tax assets and offsetting valuation allowances at December 31, 2009 and 2008 were approximately $102.2 million and $103.4 million, respectively. The net change in the valuation allowance for the year ended December 31, 2009 was approximately $1.2 million, primarily related to the reversal of certain timing differences of approximately $2.6 million, offset by an increase for loss carryforwards of approximately $1.4 million.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, OITRS recorded a 2008 tax provision for $1.5 million for taxes that may be due on EII.  Interest through December 31, 2009 has been accrued in the amount of $0.5 million.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainly is resolved.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At December 31, 2009 and 2008, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax loss carryforwards, which is the primary deferred tax asset of OITRS;  therefore, an allowance for the full amount of the net deferred tax assets has been recorded.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment.  In addition, OITRS has abandoned the tax NOLs in the states where operations have ceased, and those deferred tax assets have been written-off.

As of December 31, 2009, OITRS has an estimated federal tax net operating loss carryforward of approximately $274.0 million, and estimated available state tax NOLs of $69.3 million, which begin to expire in 2025, and are fully available to offset future taxable income.

(e) - Commitments and Contingencies

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

Changes in this liability for the years ended December 31, 2009 and 2008 are presented below:

(in thousands)
	Years Ended December 31,
	2009	2008
Balance—Beginning of year	$7,303	$6,960
Provision	468	1,759
Settlements	(2,622)	(1,416)
Balance—End of year	$5,149	$7,303

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  On February 3, 2009, Coast filed a motion for leave to file an amended complaint which was granted on March 16, 2009.  OITRS answered the amended complaint on May 4, 2009, and filed an amended answer on September 16, 2009.  The amended complaint differs from the original complaint in that it raises new facts and changes the nature of the claims.  A mediation hearing was held on February 23, 2010, however no settlement was reached.  The parties agreed to continue mediation talks for an additional four week period.  In the event a settlement is not reached, Bimini Capital intends to vigorously defend this case because we believe the plaintiff’s claims in this matter are without merit.

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

(f) – Fair Value

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

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at and/or marked to fair value, OITRS considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, OITRS looks to active and observable markets to price identical assets or liabilities. If identical assets and liabilities are not traded in active markets, OITRS would look to market observable data for similar assets and liabilities. However, if similar assets and liabilities are not actively traded in observable markets, then OITRS must use alternative valuation techniques to derive a fair value measurement.

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at December 31, 2009 Using
	Fair Value Measurements December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$207	$-	$-	$207
Retained interests	5,934	-	-	5,934

A reconciliation of activity for the year ended December 31, 2009 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests	Securities Held for Sale
Beginning balance	$464	$15,601	$15
Realized and unrealized gains included in earnings	264	166	485
Collections, losses and settlements	(521)	(9,833)	(500)
Ending Balance	$207	$5,934	$-

Gains included in earnings for the year ended December 31, 2009 are reported in loss on discontinued mortgage banking activities.

NOTE 14.  RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a partner in an accounting firm from which we received accounting and tax services during the year. Mr. Jaumot is both a director and a shareholder of the Company. Professional fees incurred with this firm, were $112,000 and $103,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 15.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations for the years ended December 31, 2009 and 2008.

(in thousands, except per share data)
	2009 Quarters Ended,
	March 31	June 30	September 30	December 31
Interest income	$3,674	$2,683	$2,882	$1,785
Interest expense	(254)	(105)	(69)	(60)
Net interest income, before junior subordinated debt interest	3,420	2,578	2,813	1,725
Interest on junior subordinated debt	(2,090)	(1,298)	(1,058)	(665)
Net interest income	1,330	1,280	1,755	1,060
Other income	1,694	33,980	1,274	9,840
Total net revenues	3,024	35,260	3,029	10,900
Direct REIT operating expenses	153	149	146	148
General and administrative expenses	948	708	577	1,666
Income taxes	-	-	-	145
Total expenses	1,101	857	723	1,959
Income from continuing operations	1,923	34,403	2,306	8,941
Discontinued operations (net of tax)	234	(2,544)	200	234
Net income	$2,157	$31,859	$2,506	$9,175
Basic Net Income (Loss) Per Share:
Class A Common Stock
Continuing operations	$0.72	$12.52	$0.80	$3.10
Discontinued operations (net of tax)	0.09	(0.93)	0.07	0.08
Total	$0.81	$11.59	$0.87	$3.18
Class B Common Stock
Continuing operations	$0.71	$12.45	$0.83	$3.20
Discontinued operations (net of tax)	0.08	(0.92)	0.07	0.08
Total	$0.79	$11.53	$0.90	$3.28
Diluted Net Income (Loss) Per Share:
Class A Common Stock
Continuing operations	$0.72	$12.50	$0.80	$1.26
Discontinued operations (net of tax)	0.09	(0.93)	0.07	0.04
Total	$0.81	$11.57	$0.87	$1.30
Class B Common Stock
Continuing operations	$0.71	$12.45	$0.83	$3.20
Discontinued operations (net of tax)	0.08	(0.92)	0.07	0.08
Total	$0.79	$11.53	$0.90	$3.28

(in thousands, except per share data)
	2008 Quarters Ended,
	March 31	June 30	September 30	December 31
Interest income	$10,110	$6,787	$6,149	$3,094
Interest expense	(7,627)	(5,459)	(4,193)	(1,114)
Net interest income, before junior subordinated debt interest	2,483	1,328	1,956	1,980
Interest on junior subordinated debt	(2,090)	(2,090)	(2,091)	(2,091)
Net interest income (expense)	393	(762)	(135)	(111)
Other income (expense)	926	(352)	(984)	790
Total net revenues (deficiency of revenues)	1,319	(1,114)	(1,119)	679
Direct REIT operating expenses	185	188	165	162
General and administrative expenses	1,904	1,353	1,053	1,248
Total expenses	2,089	1,541	1,218	1,410
Loss from continuing operations	(770)	(2,655)	(2,337)	(731)
Discontinued operations (net of tax)	(4,334)	(31,905)	(12,054)	(1,591)
Net loss	$(5,104)	$(34,560)	$(14,391)	$(2,322)
Basic and Diluted Net Loss Per Share:
Class A Common Stock
Continuing operations	$(0.31)	$(1.04)	$(0.91)	$(0.29)
Discontinued operations (net of tax)	(1.71)	(12.55)	(4.69)	(0.61)
Total	$(2.02)	$(13.59)	$(5.60)	$(0.90)
Class B Common Stock
Continuing operations	$(0.30)	$(1.03)	$(0.90)	$(0.28)
Discontinued operations (net of tax)	(1.71)	(12.43)	(4.66)	(0.60)
Total	$(2.01)	$(13.46)	$(5.56)	$(0.88)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A (T).	CONTROLS AND PROCEDURES.

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

      See Management’s Report on Internal Control Over Financial Reporting included in Item 7.  See also the Report of Independent Registered Public Accounting Firm in Item 7. for BDO Seidman, LLP’s attestation report on management’s assessment of internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2010 Annual Meeting of Stockholders to be held on June 15, 2010, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2009 (the "Proxy Statement").

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

ITEM 10.                      Executive Compensation.

The information required by this Item 10 is incorporated herein by reference to the Proxy Statement.

ITEM 11.                      Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The information required by this Item 11 is incorporated herein by reference to the Proxy Statement and to Part II, Item 5 of this Form 10-K.

ITEM 12.                      Certain Relationships And Related Transactions, and director independence.

The information required by this Item 12 is incorporated herein by reference to the Proxy Statement.

ITEM 13.                      Principal Accountant Fees And Services.

The information required by this Item 13 is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 14.                      Exhibits, Financial Statement Schedules.

a.          Financial Statements. The consolidated financial statements of the Company, together with the report of Independent Registered Public Accounting Firm thereon, are set forth in Part II-Item 7 of this Form 10-K and are incorporated herein by reference.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 15, 2010	By:	/s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2010.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board, Chief Executive Officer

/s/ G. Hunter Haas
G. Hunter Haas	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
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