Form 10-Q
period 2010-05-06
BIMINI CAPITAL MANAGEMENT, INC.
filed 2010-05-07
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 7, 2010, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 10,035,654; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 31,938; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 31,938.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS:
Mortgage-backed securities – held for trading
Pledged to counterparty, at fair value	$79,762,923	$104,875,798
Unpledged, at fair value	22,396,713	14,792,697
Total mortgage-backed securities	102,159,636	119,668,495
Cash and cash equivalents	5,158,810	6,400,065
Restricted cash	950,000	2,530,000
Principal payments receivable	35,736	93,029
Accrued interest receivable	1,037,619	1,075,052
Property and equipment, net	3,957,228	3,976,546
Prepaids and other assets	1,202,641	1,266,278
Assets held for sale	12,775,070	14,331,850
Total Assets	$127,276,740	$149,341,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$76,719,432	$100,271,206
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Unsettled security transactions	4,357,594	-
Accrued interest payable	105,090	131,595
Dividends payable in cash	-	1,877,944
Dividends payable in Class A common stock	-	16,862,469
Accounts payable, accrued expenses and other	1,064,808	926,678
Liabilities related to assets held for sale	7,687,183	7,621,984
Total Liabilities	116,738,547	154,496,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,035,654 shares issued and outstanding as of March 31, 2010 and 2,763,779 shares issued and outstanding as of December 31, 2009	10,036	2,764
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of March 31, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Additional paid-in capital	335,886,391	319,191,227
Accumulated deficit	(325,358,298)	(324,349,056)
Total Stockholders’ Equity (Deficit)	10,538,193	(5,155,001)
Total Liabilities and Stockholders’ Equity (Deficit)	$127,276,740	$149,341,315
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Interest income	$1,898,094	$3,674,403
Interest expense	(68,487)	(253,952)
Net interest income before interest on junior subordinated notes	1,829,607	3,420,451
Interest expense on junior subordinated notes	(549,981)	(2,090,432)
Net interest income	1,279,626	1,330,019
(Losses) gains on trading securities	(1,902,802)	1,693,609
Net portfolio (loss) income	(623,176)	3,023,628

Direct REIT operating expenses	147,187	153,304

General and administrative expenses:
Compensation and related benefits	418,170	320,247
Directors' fees and liability insurance	128,260	111,592
Audit, legal and other professional fees	559,468	394,262
Other administrative	142,954	122,385
Total general and administrative expenses	1,248,852	948,486

Total expenses	1,396,039	1,101,790

(Loss) income from continuing operations	(2,019,215)	1,921,838

Discontinued operations, net of income taxes	1,009,973	235,547

Net (loss) income	$(1,009,242)	$2,157,385

Basic and Diluted Net (Loss) Income Per Share of Class A Common Stock:
Continuing operations	$(0.24)	$0.72
Discontinued operations	0.12	0.09
Total basic net (loss) income per Class A share	$(0.12)	$0.81
Basic and Diluted Net (Loss) Income Per Share of Class B Common Stock
Continuing operations	$(0.24)	$0.72
Discontinued operations	0.12	0.09
Total basic and diluted net (loss) income per Class B share	$(0.12)	$0.81
Average Shares Outstanding
CLASS A COMMON STOCK - Basic	8,481,870	2,633,163
CLASS A COMMON STOCK - Diluted	8,481,870	2,640,865
CLASS B COMMON STOCK – Basic and diluted	31,938	31,939
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Three Months Ended March 31, 2010

	Common Stock, Amounts at par value			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balances, January 1, 2010	$2,764	$32	$32	$319,191,227	$(324,349,056)	$(5,155,001)
Net loss	-	-	-	-	(1,009,242)	(1,009,242)
Dividends paid in shares of Class A Common Stock	7,241	-	-	16,647,596	-	16,654,837
Issuance of Class A common shares for board compensation and equity plan share exercises, net	31	-	-	39,488	-	39,519
Amortization of equity plan compensation	-	-	-	8,080	-	8,080
Balances, March 31, 2010	$10,036	$32	$32	$335,886,391	$(325,358,298)	$10,538,193
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,009,242)	$2,157,385
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net income from discontinued operations	(1,009,973)	(235,547)
Stock compensation, and equity plan amortization	47,599	40,663
Depreciation and amortization	61,552	182,088
Losses (gains) on trading securities	1,902,802	(1,693,609)
Changes in operating assets and liabilities:
Accrued interest receivable	37,433	203,935
Prepaids and other assets	24,392	(813)
Accrued interest payable	(26,522)	(185,043)
Accounts payable, accrued expenses and other	(69,503)	(201,959)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(41,462)	267,100
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(44,610,199)	(30,106,576)
Sales	57,784,680	105,476,558
Principal repayments	6,846,463	7,175,739
Decrease in restricted cash	1,580,000	-
Purchases of property and equipment, and other	(2,989)	(9,205)
NET CASH PROVIDED BY INVESTING ACTIVITIES	21,597,955	82,536,516
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	120,839,955	926,057,181
Principal payments on repurchase agreements	(144,391,729)	(1,000,016,476)
Dividends paid in cash	(1,877,927)	-
NET CASH USED IN FINANCING ACTIVITIES	(25,429,701)	(73,959,295)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	2,631,953	5,600,146
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	2,631,953	5,600,146

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,241,255)	14,444,467
CASH AND CASH EQUIVALENTS, beginning of the period	6,400,065	7,668,581
CASH AND CASH EQUIVALENTS, end of the period	$5,158,810	$22,113,048

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$605,747	$2,529,427
Income taxes	$130,000	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Securities acquisitions settled in later period	$4,357,594	$-
Dividends paid in shares of Class A Common Stock	$16,861,973	$-

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2010

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have stabilized after undergoing unprecedented turmoil in 2008 and early 2009.  However, conditions in the market, while stable, are far from the condition that existed prior to the crisis. The Company has taken significant steps to reduce the leverage in its balance sheet and reduce its debt service costs, and it was able to generate earnings over the course of 2009.  The Company has also expanded its access to repurchase agreement funding.  However, market conditions are still constrained, especially in light of the significant actions of the Federal Government with respect to their explicit support of the Government Sponsored Entities (“GSE’s”) and the actions of the Federal Reserve with their direct involvement in the agency MBS securities market – the primary market in which the Company invests. Accordingly, the Company has expanded on the steps taken in 2008 to augment its existing leveraged MBS portfolio with its alternative investment strategy.  The Company’s alternative investment strategy that utilizes derivative MBS has been elevated to a core element of its investment strategy and liquidity management. However, the Company’s ability to utilize this element of our investment strategy is limited because such investments do not satisfy the asset criteria to meet REIT qualifications.  Further, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Discontinued Operations

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC.  Upon closing of the transaction, Opteum became a wholly-owned taxable REIT subsidiary of Bimini Capital. This entity, which was previously referred to as “OFS,” was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS now means OITRS.

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and, during the second and third quarters of 2007, sold substantially all of the operating assets of OITRS.  Therefore, all of OITRS’s assets were considered as held for sale, and OITRS was then reported as a discontinued operation for all periods presented following applicable accounting standards.  At March 31, 2010, the remaining assets and liabilities are considered to be contingent and continue to be recorded by OITRS pursuant to the terms of the disposal of the operations, with the exception of retained interests, the disposal of which has been delayed as a result of the turmoil in the financial markets and a significant lack of investor interest in such securities. However, while the market for such retained interests is temporarily inactive as a result of continued deterioration in the underlying collateral, the Company has made every effort to market such securities to known market participants who have been active in the past.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business is presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 11 - Discontinued Operations.

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

As further described in Note 5, Bimini Capital historically had a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the applicable accounting guidance for variable interest entities, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Statement of Comprehensive Income (Loss)

In accordance with FASB ASC 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash represents cash held on deposit as collateral with the repurchase agreement counterparty. Such amount may be used to make principal and interest payments on the related repurchase agreements.

The Company and its subsidiaries maintain cash balances at two banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2010, uninsured deposits were approximately $4.7 million.

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

Income on MBS pass-through securities is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities, the income is accrued based on the carrying value and the effective yield.  Cash received is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For inverse interest only securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during the period are recorded in earnings and reported as (losses) gains on trading securities in the accompanying consolidated statements of operations.

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

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of March 31, 2010 and December 31, 2009, due to the short-term nature of these financial instruments.

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

Bimini Capital’s property and equipment as of March 31, 2010 and December 31, 2009, is presented net of accumulated depreciation of approximately $627,000 and $604,000, respectively. Depreciation expense was approximately $22,000 and $25,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  At March 31, 2010, the Company had outstanding balances under repurchase agreements with one lender with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities, of $2.8 million; see Note 4.

Share-Based Compensation

The Company follows the provisions of FASB ASC 718, Compensation – Stock Compensation, to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award. Payments pursuant to dividend equivalent rights, which are granted along with certain equity based awards, are charged to stockholders’ equity when declared.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal. Forfeitures, or an indication that forfeitures may occur, would result in a revised forfeiture rate and are accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Reverse Stock Split

On March 12, 2010, the Company executed a one-for-ten reverse stock split of its Class A, Class B and Class C common stock.  Prior to effecting the reverse split, at December 31, 2009 the Company had 27,637,789 shares of Class A common stock outstanding and 319,388 shares each of its Class B and Class C common stock outstanding.  Further, in connection with the dividend paid on January 19, 2010, the Company issued an additional 72,414,462 shares of Class A common stock which brought the total shares outstanding of Class A common stock to 100,052,251 at January 19, 2010. Upon consummation of the reverse split, as of March 12, 2010 issued and outstanding shares of Class A, Class B and Class C common stock were 10,052,225, 31,938 and 31,938, respectively. All references in the accompanying financial statements to the number of common shares and per-share amounts for all periods have been restated to reflect the reverse stock split.

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

The shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. The outstanding shares of Class B and Class C Common Stock are not included in the computation of diluted EPS for the Class A Common Stock as the conditions for conversion into shares of Class A Common Stock were not met.

All basic and diluted weighted average share and per-share amounts in these financial statements have been adjusted for all periods presented to reflect the March 12, 2010 reverse stock split.

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At March 31, 2010, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 11, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.   The Company files federal and state tax returns for both the REIT and the taxable REIT subsidiary.  Generally, returns for all periods after 2005 remain open for examination.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”) which amends ASC 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The ASU was effective immediately upon issuance.  The implementation of this new accounting guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures related to the transfers in and out of the fair value hierarchy and the activity of Level 3 financial instruments. This ASU also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification are effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods beginning after December 15, 2010 and for interim periods within those years. The implementation of this new accounting guidance did not have any impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, a Consensus of the FASB Emerging Issues Task Force.  The purpose of this ASU was to eliminate diversity in practice by requiring classification of the stock portion of a dividend payment as a share issuance if there is a limit on the cash portion of the dividend payment.  The Company applied this new accounting guidance as of December 31, 2009 for its dividend declared in November 2009 and paid in January 2010.

In June 2009, the FASB issued Statement of Financial Accounting No. 167 (“FAS 167), Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which was subsequently incorporated into ASC 810, Consolidation.  FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 is effective for periods  beginning after November 15, 2009. The implementation of this new accounting guidance did not have any impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets, which was subsequently incorporated into ASC 860, Transfers and Servicing,  FAS 166 is a revision of FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require disclosure of more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. FAS 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for periods beginning after November 15, 2009. Earlier application was prohibited. The Company adopted FAS 166 on January 1, 2010. The implementation of this new accounting guidance did not have any impact on the Company’s financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following are the carrying values of the Company’s MBS:

(in thousands)
	March 31, 2010	December 31, 2009
Pass-Through Certificates:
Hybrid Arms	$36,272	$67,036
Adjustable-rate Mortgages	13,865	32,598
Fixed-rate Mortgages	33,973	5,242
Total Pass-Through Certificates	84,110	104,876
Mortgage Derivative Certificates:
MBS Derivatives	18,050	14,793
Totals	$102,160	$119,669

As of March 31, 2010, investments with a carrying value of approximately $336,000 have contractual maturities less than 24 months.  All of the remainder of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

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

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2010 and 2009. For the three months ended March 31, 2009, a weighted average of 531 of these unvested incentive plan shares are included in the basic and diluted per share computations, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the three months ended March 31, 2010 basic and diluted EPS computations, even though they are participating securities.

The Company has also issued stock incentive plan shares that are not dividend eligible.  At March 31, 2009, 6,709 of such plan shares were outstanding and are included in the diluted per share computations. There were none of these shares outstanding during the three months ended March 31, 2010.

As discussed in Note 6, on November 9, 2009, the Company’s Board of Directors declared a special dividend giving stockholders the option to make an election to receive payment of the dividend in cash or in shares of its Class A Common Stock, subject to an aggregate cash limitation.  These shares were not included in the calculation of basic earnings per share until January 19, 2010 because they were not yet issued.  They were not included in the diluted per share calculation prior to issuance because their inclusion prior to this date would have been anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Three Months Ended March31,
	2010	2009
Basic and diluted EPS per Class A common share:
Income (loss) available to Class A common shares:
Continuing operations	$(2,012)	$1,899
Discontinued operations	1,006	233
	$(1,006)	$2,132
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,036	2,695
Unvested dividend-eligible stock incentive plan shares outstanding at the balance sheet date	-	1
Effect of weighting	(1,554)	(63)
Weighted average shares-basic	8,482	2,633
Effect of dilutive stock incentive plan shares	-	8
Weighted average shares-diluted	8,482	2,641

Earnings (loss) per Class A common share – basic and diluted:
Continuing operations	$(0.24)	$0.72
Discontinued operations	0.12	0.09
	$(0.12)	$0.81

	Three Months Ended March31,
	2010	2009
Basic and diluted EPS per Class B common share:
Income (loss) available to Class B common shares:
Continuing operations	$(7)	$23
Discontinued operations	4	2
	$(3)	$25
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares- basic and diluted	32	32

Earnings (loss) per Class B common share – basic and diluted:
Continuing operations	$(0.24)	$0.72
Discontinued operations	0.12	0.09
	$(0.12)	$0.81

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2010, Bimini Capital had outstanding repurchase obligations of approximately $76.7 million with a net weighted average borrowing rate of 0.26%. These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $80.0 million.  As of December 31, 2009, Bimini Capital had outstanding repurchase obligations of approximately $100.3 million with a net weighted average borrowing rate of 0.30%.  These agreements were collateralized by MBS with a fair value of approximately $105.2 million.

As of March 31, 2010 and December 31, 2009, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
March 31, 2010
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities sold, including accrued interest receivable	$-	$18,643	$61,389	$-	$80,032
Repurchase agreement liabilities associated with these securities	$-	$18,622	$58,097	$-	$76,719
Net weighted average borrowing rate	-	0.27%	0.26%	-	0.26%
December 31, 2009
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities sold, including accrued interest receivable	$-	$67,599	$37,644	$-	$105,243
Repurchase agreement liabilities associated with these securities	$-	$65,120	$35,151	$-	$100,271
Net weighted average borrowing rate	-	0.31%	0.29%	-	0.30%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at March 31, 2010 and December 31, 2009 is as follows:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
March 31, 2010
MF Global, Inc.	$2,758	59
December 31, 2009
MF Global, Inc.	$4,929	38

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5.  TRUST PREFERRED SECURITIES

As of March 31, 2010 and December 31, 2009, Bimini Capital sponsored one statutory trust, known as Bimini Capital Trust II (“BCTII”) of which 100% of the common equity is owned by the Bimini Capital, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held the trust are the sole assets of that trust.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. As of March 31, 2010 and December 31, 2009, the outstanding principal balance on the junior subordinated debt securities owed to BCTII is $26.8 million.

The trust is a variable interest entity pursuant to FASB ASC 810 because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in the trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investments in BCTII are not a variable interest, Bimini Capital is not the primary beneficiary of the trusts. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its financial statements.  The accompanying consolidated financial statements present Bimini Capital's BCTII Junior Subordinated Notes issued to the trust as a liability and Bimini Capital's investment in the common equity securities of BCTII as an asset. For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTII as interest expense.

NOTE 6.  CAPITAL STOCK

Reverse Stock Split

On March 12, 2010, the Company executed a one-for-ten reverse stock split Class A, Class B and Class C common stock.  All references in the accompanying financial statements to the number of common shares and per-share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Issuances of Common Stock

During the three months ended March 31, 2010, the Company issued a total of 30,874 shares of its Class A Common Stock to its independent directors for the payment of director fees.

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

A liability of $18.7 million was recorded as of December 31, 2009 related to the special dividend mentioned above.  This liability consisted of both the cash portion of the dividend declared and the fair value of the shares of stock to be issued.  The liability was settled in January 2010 for $1.9 million in cash and an increase in stockholders’ equity of $16.8 million, representing the fair value of the shares issued.

On April 1, 2010, the Company's Board of Directors declared a $0.03 per share cash dividend to the holders of its dividend eligible securities on the record date of April 15, 2010.  The distribution totaling approximately $314,000 was paid on April 30, 2010.

NOTE 7.    STOCK INCENTIVE PLANS

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through December 1, 2014. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares during the three months ended March 31, 2010 and 2009 was approximately, $8,000 and $12,000, respectively. Dividends paid on unsettled awards are charged to retained earnings when declared.

A summary of phantom share activity during the three month periods ended March 31, 2010 and 2009 is presented below:

	Three Months Ended March 31,
	2010		2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	102,000	$1.58	13,237	$5.79
Granted	-	-	-	-
Vested	-	-	(958)	2.60
Forfeited	-	-	(5,040)	3.24
Nonvested, at March 31	102,000	$1.58	7,239	$7.99

As of March 31, 2010, there was approximately $137,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 50.9 months.  All of the remaining unvested awards at March 31, 2010 were granted dividend participation rights.

On April 1, 2010, the Board of Directors granted 302,000 of phantom shares with a grant date fair value of $0.97 and vesting periods of one to five years.

Bimini Capital also has adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is an annual bonus plan that permits the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  No stock-based awards have been made and no shares of the Company’s stock have been issued under the Performance Bonus Plan. The Performance Bonus Plan was terminated by the Board of Directors on April 1, 2010.

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against the Company, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  The Company filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  On September 30, 2009, the court granted a partial motion to dismiss and gave plaintiffs until October 12, 2009 to file an amended complaint.  The partial dismissal released defendants Flagstone Securities, LLC, BB&T Capital Markets, Bimini Capital’s former outside directors and certain officers, as well as certain charges contained in the original complaint.  Plaintiffs filed an amended complaint on October 12, 2009 and on October 23, 2009 Bimini Capital filed an answer and affirmative defenses to the amended complaint. At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. As of December 31, 2009, the Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. As of April 30, 2010, approximately $0.4 million of the accrual remains. The remainder of the settlement and legal fees and costs associated with finalizing the settlement in excess of the $0.4 million accrual will be paid by the insurance carrier.  The settlement is contingent upon the parties' executing a written stipulation of settlement, presenting the settlement to the Court for preliminary approval, providing notice to the Class and an opportunity to opt out of the settlement,  and receiving final approval from the Court at a final fairness hearing.  This process is expected to be completed during the current year.  Bimini Capital made no admission of liability in connection with the settlement.  If the settlement is not finalized, the class action would continue.  While Bimini Capital expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on the Bimini Capital.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital, the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortuous interference with contract and aiding and abetting breach of fiduciary duty by Bimini Capital and Hexagon. Plaintiff also purported to allege derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini Capital and Hexagon.  On March 26, 2010, all Defendants moved to dismiss each count of Plaintiff's amended complaint. Bimini Capital denies that the repurchase was improper and intends to defend the suit vigorously.

NOTE 9.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Code, which is different from the Company’s financial statement net income (loss) as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.  Bimini Capital’s REIT taxable loss for the three-months ended March 31, 2010 is estimated to be $0.5 million. During the three months ended March 31, 2010, a GAAP financial statement loss on MBS sales of approximately $13,000 was realized; for tax purposes, realized capital gains for this period was approximately $0.05 million.  Since there are tax capital losses available to offset the tax capital gains, the tax gains did not increase REIT taxable income for the period ended March 31, 2010.

 During the three months ended March 31, 2010, fair value adjustments on the MBS portfolio of approximately $(1.9) million were recorded on the GAAP financial statements; for tax purposes, these fair value adjustments will not be taken into account until the underlying security is sold.  Other differences between GAAP financial statement results and REIT taxable income (loss) include the results of the discontinued operations (which does not impact REIT taxable income), the different tax and book accounting methods used for calculating interest income, and depreciation and amortization.

As of March 31, 2010, the Bimini Capital has approximately $56.8 million of remaining capital loss carryforwards available to offset future capital gains. As of March 31, 2010, Bimini Capital has a REIT tax net operating loss carryforward of approximately $1.2 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards begin to expire in 2012, and the net operating loss carryforwards begin to expire in 2028.

Bimini Capital’s REIT taxable loss for the three months ended March 31, 2009 was estimated to be $1.4 million.  During the three months ended March 31, 2009, GAAP financial statement gains of approximately $1.1 million on MBS on the sale of MBS were realized; for tax purposes, the realized gains were approximately $2.7 million.  Since there are tax capital losses available to offset these gains, the tax gains did not increase REIT taxable income for the period ended March 31, 2009.

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

Fair value is used to measure the trading portfolio on a recurring basis.  The fair values as of March 31, 2010 and December 31, 2009 are determined as follows:

(in thousands)
	March 31, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	102,160	119,668
Significant Unobservable Inputs (Level 3)	-	-
Total Fair Value Measurements	$102,160	$119,668

NOTE 11.   DISCONTINUED OPERATIONS

OITRS

The results of the discontinued operations of OITRS included in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2009 were as follows:

(in thousands)
	Three Months Ended March 31,
	2010	2009
Net interest income (expense)	$(7)	$63
Gain on discontinued mortgage banking activities:
Fair value adjustment on retained interests	1,384	1,274
Other discontinued mortgage banking activities	(15)	491
Other income, net of non-recurring items	99	75
Net servicing loss	(2)	(204)
Other interest expense and loss reserves	(47)	(468)
Revenues, net	1,412	1,231
General and administrative expenses	(402)	(995)
Total income from discontinued operations, net of taxes	$1,010	$236

The assets and liabilities of OITRS included in the consolidated balance sheets as of March 31, 2010 and December 31, 2009 were as follows:

(in thousands)
	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$42	$70
Mortgage loans held for sale (a)	205	207
Retained interests, trading (b)	5,591	5,934
Receivables (c)	4,893	6,046
Prepaids and other assets	2,044	2,075
Assets held for sale	$12,775	$14,332
Liabilities
Accounts payable, accrued expenses and other (d and e)	7,687	7,622
Liabilities related to assets held for sale	$7,687	$7,622

(a) - Mortgage Loans Held for Sale

Mortgage loans held for sale consist of the following as of March 31, 2010 and December 31, 2009:

(in thousands)
	March 31, 2010	December 31, 2009
Mortgage loans held for sale,	$2,149	$2,149
Valuation allowance	(1,944)	(1,942)
Total	$205	$207

(b) – Retained interest, trading

The following table summarizes OITRS’s residual interests in securitizations as of March 31, 2010 and December 31, 2009:

 (in thousands)
Series	Issue Date	March 31, 2010	December 31, 2009
HMAC 2004-1	March 4, 2004	$991	$757
HMAC 2004-2	May 10, 2004	1,237	1,340
HMAC 2004-3	June 30, 2004	1,297	1,541
HMAC 2004-4	August 16, 2004	963	1,280
HMAC 2004-5	September 28, 2004	771	1,016
HMAC 2004-6	November 17, 2004	332	-
OMAC 2005-1	January 31, 2005	-	-
OMAC 2005-2	April 5, 2005	-	-
OMAC 2005-3	June 17, 2005	-	-
OMAC 2005-4	August 25, 2005	-	-
OMAC 2005-5	November 23, 2005	-	-
OMAC 2006-1	March 23, 2006	-	-
OMAC 2006-2	June 26, 2006	-	-
Total		$5,591	$5,934

As of March 31, 2010 and December 31, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	March 31, 2010	December 31, 2009
Balance sheet carrying value of retained interests – fair value	$5,591	$5,934
Weighted average life (in years)	9.27	0.22
Prepayment assumption (annual rate)	16.58%	12.65%
Impact on fair value of 10% adverse change	$(193)	$(37)
Impact on fair value of 20% adverse change	$(104)	$(51)
Expected credit losses (% of original unpaid principal balance)	9.57%	9.08%
Impact on fair value of 10% adverse change	$(431)	$(242)
Impact on fair value of 20% adverse change	$(903)	$(439)
Residual cash-flow discount rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(128)	$(42)
Impact on fair value of 20% adverse change	$(236)	$(83)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(371)	$(113)
Impact on fair value of 20% adverse change	$(507)	$(214)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of March 31, 2010 and December 31, 2009.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)
Series	Issue Date	Original Unpaid Principal Balance	As of March 31, 2010
			Actual Losses	Projected Future Credit Losses	Projected Total Credit Losses
HMAC 2004-1	March 4, 2004	$ 309,710	0.91%	0.88%	1.79%
HMAC 2004-2	May 10, 2004	388,737	1.32%	1.63%	2.95%
HMAC 2004-3	June 30, 2004	417,055	1.33%	1.26%	2.59%
HMAC 2004-4	August 16, 2004	410,123	1.15%	1.09%	2.24%
HMAC 2004-5	September 28, 2004	413,875	1.66%	1.97%	3.62%
HMAC 2004-6	November 17, 2004	761,027	2.26%	1.98%	4.24%
OMAC 2005-1	January 31, 2005	802,625	2.97%	2.43%	5.40%
OMAC 2005-2	April 5, 2005	883,987	3.16%	2.86%	6.02%
OMAC 2005-3	June 17, 2005	937,117	3.87%	4.00%	7.87%
OMAC 2005-4	August 25, 2005	1,321,739	5.60%	5.50%	11.10%
OMAC 2005-5	November 23, 2005	986,277	7.71%	6.76%	14.47%
OMAC 2006-1	March 23, 2006	934,441	8.95%	8.91%	17.86%
OMAC 2006-2	June 26, 2006	491,572	16.54%	15.26%	31.80%
Total		$9,058,285	4.92%	4.66%	9.57%

The table below summarizes certain cash flows received from and paid to securitization trusts for the three months ended March 31, 2010 and 2009:

(in thousands)
	Three months Ended March 31,
	2010	2009
Net servicing fees paid	$(2)	$(1)
Servicing advances and repayments	1,140	4,346
Cash flows received on retained interests	1,728	2,321

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of March 31, 2010 and December 31, 2009:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
March 31, 2010	$3,129,902	$746,748	$445,266
December 31, 2009	3,250,632	797,883	400,920

(c) – Receivables, net

Receivables consist of the following as of March 31, 2010 and December 31, 2009:

 (in thousands)
	March 31, 2010	December 31, 2009
Servicing advances, net of allowance for doubtful accounts of $256,000	$3,561	$4,957
Servicing sales	936	936
Others	396	153
	$4,893	$6,046

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

 (d)  - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of March 31, 2010 and December 31, 2009, all deferred tax assets are fully provided for with a valuation allowance.  Substantially all of the deferred tax assets are a result of net tax losses incurred.  During the three months ended March 31, 2010 and 2009, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of tax net operating losses to offset estimated taxable income for the respective three-month periods; therefore, there are no income tax provisions related to the results of operations.  The income tax provision for the periods ended March 31, 2010 and 2009 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At March 31, 2010, management continues to believe that it is more likely than not that the Company will not realize the full benefits of all deferred tax assets of OITRS;  therefore, an allowance for the full amount of the deferred tax assets has been recorded.

As of March 31, 2010, OITRS had an estimated federal net operating loss (“NOL”) carryforward of approximately $273 million, and estimated available state NOLs of $68 million, which begin to expire in 2025, and are fully available to offset future taxable income.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, OITRS recorded a 2008 tax provision for $1.5 million for taxes that may be due on EII.  Interest through March 31, 2010 has been accrued in the amount of $0.6 million.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainty is resolved.

(e) – Commitments and Contingencies

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

Changes in this liability for the three months ended March 31, 2010 and 2009 are presented below:

(in thousands)
	Three Months Ended March 31,
	2010	2009
Balance—Beginning of period	$5,149	$7,303
Provision	50	468
Settlements	(2)	(2,622)
Balance—End of period	$5,197	$5,149

Litigation Contingencies. OITRS is involved in various lawsuits and claims, both actual and potential, including some that it has asserted against others, in which monetary damages and other relief is sought.  The resolution of such lawsuits and claims is inherently unpredictable.  In accordance with GAAP, OITRS accrues for loss contingencies only when it is both probable that a loss has actually been incurred and the amount of such loss is reasonably estimable.  The lawsuits and claims involving OITRS, the most significant of which are described below, relate primarily to contractual disputes arising out of the ordinary course of OITRS's business as previously conducted.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  A mediation hearing was held on February 23, 2010.  The parties have agreed to continue mediation talks but have yet to reach a settlement. In the event a settlement is not reached, the Company believes that the plaintiff’s claims are without merit and it will continue to defend the complaint vigorously.

(f) – Fair Value

OITRS measures or monitors many of its assets on a fair value basis. Fair value is used on a recurring basis for certain assets in which fair value is the primary basis of accounting. Examples of these include, loans held for sale and retained interests. Depending on the nature of the asset or liability, OITRS uses various valuation techniques and assumptions when estimating the instrument’s fair value.

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at March 31, 2010, Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$205	$-	$-	$205
Retained interests, trading	5,591	-	-	5,591

A reconciliation of activity for the three months ended March 31, 2010 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests, Trading
Beginning balance	$207	$5,934
Gain (loss) included in earnings	(16)	1,384
Collections, losses and settlements	14	(1,727)
Ending Balance	$205	$5,591

Gains and losses included in earnings for the three months ended March 31, 2010 and 2009 are reported in income on discontinued mortgage banking activities.

NOTE 12.   SUBSEQUENT EVENTS

The following events or transactions were not recognized in the consolidated financial statements. The Company evaluated subsequent events through the date these financial statements were issued.

Dividends

At a meeting of the Board of Directors of Bimini Capital on April 1, 2010, the members of the Board declared a common stock dividend of $0.03 per share, which was paid in cash on April 30, 2010 to shareholders of record on April 15, 2010.  The dividend paid on April 30, 2010 totaled $314,000.

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

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital will deploy its capital into two core strategies.  The two strategies are a levered mortgage-backed securities portfolio and an unlevered derivative mortgage-backed securities portfolio.  The leverage applied to the mortgage-backed securities portfolio will typically be less than twelve to one.  Bimini Capital manages its portfolio of agency mortgage-backed securities and derivative mortgage-backed securities to generate income derived from the net interest margin of its mortgage-backed securities portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of derivative mortgage-backed securities.  Bimini Capital treats its remaining junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on June 30, 2007 and OITRS has not operated a mortgage loan origination business since that date.

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

Results of Operations

PERFORMANCE OVERVIEW

Described below are the Company’s results of operations for the three months ended March 31, 2010, as compared to the Company’s results of operations for the three months ended March 31, 2009. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS, and therefore the results of those operations are reported in the financial statements as discontinued operations.

Loss from continuing operations for the three months ended March 31, 2010 was $2.0 million, compared to income from continuing operations of $1.9 million for the three months ended March 31, 2009. Consolidated net loss for the three months ended March 31, 2010 was $1.0 million, compared to a consolidated net income of $2.2 for the three months ended March 31, 2009. Consolidated net loss per basic and diluted share of Class A Common Stock was $0.12, for the three months ended March 31, 2010, compared to a consolidated net income per basic and diluted share of Class A Common Stock of $0.81, for the comparable prior period.

PERFORMANCE OF BIMINI CAPITAL’S MBS PORTFOLIO

For the three months ended March 31, 2010, the REIT generated $1.83 million of net portfolio interest income, consisting of $1.90 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2009, the REIT generated $3.42 million of net portfolio interest income, consisting of $3.67 million of interest income from MBS assets offset by $0.25 million of interest expense on repurchase liabilities.  During the three months ended March 31, 2010, average investment securities held were approximately 16% lower than the comparable period ended March 31, 2009, and the yield on average interest earning assets was also approximately 355 basis points lower.  The MBS portfolio was reduced slightly near the end of the three month period ended March 31, 2010 in order to avoid elevated prepayments owing to Fannie Mae and Freddie Mac prepayments associated with delinquent loan buy-outs announced during the period.  The MBS portfolio was also reduced relative to the 2009 period in order to fund the extinguishment of approximately 74% of the Company’s junior subordinated debt securities in the second and third quarters of 2009.  Finally, the average yield on the Company’s derivative MBS portfolio decreased in the 2010 period over the comparable period in 2009, representing the bulk of the 355 basis point decline in yield on average interest earning assets.  The combination of the smaller portfolio size and reduced asset yield contributed to a decline in portfolio interest income of approximately $1.78 million compared to the three months ended March 31, 2010.  The decline in portfolio interest income more than offset the decline in repurchase agreement interest expense of $0.19 million, which was attributable in part to a 60 basis point decline in the Company’s average cost of funds.

Interest expense on the Company’s junior subordinated debt securities was $0.55 million for the three months ended March 31, 2010, compared to $2.09 million for the comparable period in the prior year.  During 2009, the Company was able to extinguish $76.3 million of its $103.1 million in outstanding junior subordinated notes.

Bimini Capital had $0.01 million in realized losses (based on security prices from the previous quarter) from the sales of securities in the MBS portfolio during the three months ended March 31, 2010, compared to gains of $1.14 million for the three months ended March 31, 2009. Market value adjustments to the Company’s investment portfolio resulted in unrealized losses of approximately $1.89 million for the three months ended March 31, 2010 compared to $0.56 million of unrealized gains for the same period in 2009.  As a result, (losses)/gains on trading securities were ($1.90) million and $1.69 million, for the three months ended March 31, 2010, and March 31, 2009, respectively.  The declines for the 2010 period were predominantly the result of mark to market adjustments to the Company’s derivative positions, resulting from the Fannie Mae and Freddie Mac buy-out activity described above.

For the three months ended March 31, 2010, Bimini Capital’s general and administrative costs were approximately $1.25 million, compared to approximately $0.95 million for the three months ended March 31, 2009.  Compensation and related benefits were approximately $0.42 million for the three months ended March 31, 2010 representing an increase of approximately $0.1 million from the comparable period in the prior year.  Audit, legal and professional fees were $0.56 million for the three months ended March 31, 2010, representing an increase of approximately $0.17 million. The increase in audit, legal and professional fees was predominantly associated with legal costs.

For the three months ended March 31, 2010, (loss)/income from continuing operations was ($2.02) million compared to $1.92 million for the period ended March 31, 2009.  The decline in interest income of $1.78 million and the increase in general and administrative expenses of $0.32 million negated the decline in interest expense on the Company’s junior subordinated debt of approximately $1.54 million.  Results of continuing operations were further negatively impacted by the $3.59 million reversal of realized and unrealized gains on trading securities (gains/(losses) on trading securities were ($1.90) million and $1.69 million, for the three months ended March 31, 2010, and March 31, 2009, respectively).

As of March 31, 2010, the MBS portfolio consisted of $102.1 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.45% and a net weighted average borrowing cost of 0.26%.  The following tables summarize Bimini Capital’s agency and government mortgage related securities as of March 31, 2010 and December 31, 2009:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
March 31, 2010
Adjustable-Rate MBS	$13,865	13.6%	2.57%	203	1-Jan-32	2.12	11.66%	27.38%
Fixed-Rate MBS	33,973	33.3%	5.21%	198	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	36,272	35.4%	3.85%	355	1-Dec-39	55.03	8.85%	2.00%
Total Mortgage-backed Pass-through	84,110	82.3%	4.19%	263	1-Dec-39	40.40	9.63%	6.86%
Derivative MBS	18,050	17.7%	5.65%	247	15-Aug-38	n/a	n/a	n/a
Total Mortgage Assets	$102,160	100.0%	4.45%	263	1-Dec-39	40.40	n/a	6.86%
December 31, 2009
Adjustable-Rate MBS	$32,598	27.2%	3.75%	261	1-Oct-35	4.87	11.16%	10.34%
Fixed-Rate MBS	5,242	4.4%	6.50%	333	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	67,036	56.0%	4.45%	338	1-Dec-39	40.27	9.45%	2.00%
Total Mortgage-backed Pass-through	104,876	87.6%	4.33%	305	1-Dec-39	28.69	10.01%	4.40%
Derivative MBS	14,793	12.4%	5.59%	240	25-Jan-39	n/a	n/a	n/a
Total Mortgage Assets	$119,669	100.0%	4.49%	305	1-Dec-39	28.69	n/a	4.40%

(in thousands)
	March 31, 2010		December 31, 2009
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$87,037	85.20%	$108,775	90.9%
Freddie Mac	15,123	14.80%	10,894	9.1%
Total Portfolio	$102,160	100.00%	$119,669	100.0%

Entire Portfolio	March 31, 2010	December 31, 2009
Weighted Average Pass Through Purchase Price	$103.66	$103.13
Weighted Average Derivative Purchase Price	5.11	4.66
Weighted Average Pass Through Current Price	$104.28	$103.79
Weighted Average Derivative Current Price	$5.16	$4.93
Effective Duration (1)	2.643	1.593

(1) Effective duration of 2.643 indicates that an interest rate increase of 1.0% would be expected to cause a 2.643% decline in the value of the MBS in the Company’s investment portfolio at March 31, 2010.  An effective duration of 1.593 indicates that an interest rate increase of 1.0% would be expected to cause a 1.593% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2009. These figures include the derivative securities in the portfolio.

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

The duration of Bimini Capital’s IO and IIO portfolio will vary greatly owing to the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements – and model duration - to be affected by changes in both prepayments and one month LIBOR – both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of March 31, 2010, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$13,865
Change in Fair Value		$112	$(112)	$(224)
Change as a % of Fair Value		0.81%	(0.81)%	(1.62)%
Fixed Rate MBS
Fair Value	$33,973
Change in Fair Value		$1,199	$(1,199)	$(2,398)
Change as a % of Fair Value		3.53%	(3.53)%	(7.06)%
Hybrid Adjustable Rate MBS
Fair Value	$36,272
Change in Fair Value		$1,118	$(1,118)	$(2,237)
Change as a % of Fair Value		3.08%	(3.08)%	(6.17)%
Derivative MBS
Fair Value	$18,050
Change in Fair Value		$271	$(271)	$(541)
Change as a % of Fair Value		1.50%	(1.50)%	(3.00)%
Portfolio Total
Fair Value	$102,160
Change in fair Value		$2,700	$(2,700)	$(5,400)
Change as a % of Fair Value		2.64%	(2.64)%	(5.29)%
Cash
Fair Value	$5,159

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$13,865
Change in Fair Value		$78	$(133)	$(319)
Change as a % of Fair Value		0.56%	(0.97)%	(2.30)%
Fixed Rate MBS
Fair Value	$33,973
Change in Fair Value		$934	$(1,335)	$(2,777)
Change as a % of Fair Value		2.75%	(3.93)%	(8.18)%
Hybrid Adjustable Rate MBS
Fair Value	$36,272
Change in Fair Value		$503	$(1,405)	$(3,093)
Change as a % of Fair Value		1.39%	(3.87)%	(8.53)%
Derivative MBS
Fair Value	$18,050
Change in Fair Value		$(2,155)	$928	$64
Change as a % of Fair Value		(11.94)%	5.14%	0.35%
Portfolio Total
Fair Value	$102,160
Change in fair Value		$(641)	$(1,946)	$(6,126)
Change as a % of Fair Value		(0.63)%	(1.91)%	(6.00)%
Cash
Fair Value	$5,159

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

The table below shows Bimini Capital’s average investments held, total interest income, yield on average earning assets, average repurchase obligations outstanding, interest expense, average cost of funds, net interest income and net interest spread for the quarter ended March 31, 2010, and the twenty-four previous quarters for Bimini Capital’s portfolio of MBS securities only. The data in the table below does not include information pertaining to discontinued operations at OITRS.

RATIOS FOR THE QUARTERS HAVE BEEN ANNUALIZED
(in thousands)
Quarter Ended	Average Investment Securities Held	Total Interest Income	Quarterly Retrospective Adj.	Premium Lost due to Paydowns	Yield on Average Interest Earning Assets (1)	Average Balance of Repurchase Agreements Outstanding	Interest Expense (2)	Average Cost of Funds (2)	Net Interest Income	Net Interest Spread	Trust Preferred Interest Expense
March 31, 2010	$110,914	1,898	-	23	6.76%	$88,495	68	0.31%	$1,830	6.45%	$550
December 31, 2009	112,973	1,784	-	1,554	0.82%	80,904	59	0.29%	1,725	0.52%	617
September 30, 2009	100,386	2,882	-	1,787	4.37%	65,712	69	0.42%	2,813	3.95%	982
June 30, 2009	92,949	2,683	-	627	8.85%	72,312	105	0.58%	2,578	8.27%	1,204
March 31, 2009	131,756	3,674	-	277	10.31%	111,715	254	0.91%	3,420	9.41%	1,933
December 31, 2008	199,338	3,093	-	458	5.29%	174,701	1,114	2.55%	1,979	2.74%	1,933
September 30, 2008	375,239	6,149	-	568	5.95%	326,577	4,193	5.14%	1,956	0.81%	1,933
June 30, 2008	519,614	6,787	-	415	4.91%	471,732	5,448	4.62%	1,339	0.29%	1,933
March 31, 2008	602,948	10,112	-	652	6.28%	584,597	7,590	5.19%	2,522	1.08%	1,933
December 31, 2007	972,236	11,364	(345)	-	4.68%	944,832	10,531	4.46%	833	0.22%	1,933
September 30, 2007	1,536,265	24,634	(404)	-	6.41%	1,497,409	20,998	5.61%	3,636	0.81%	1,933
June 30, 2007	2,375,216	26,970	(6,182)	-	4.54%	2,322,727	33,444	5.76%	(6,475)	(1.22%)	1,933
March 31, 2007	2,870,265	38,634	1,794	-	5.38%	2,801,901	37,405	5.34%	1,229	0.04%	1,933
December 31, 2006	2,944,397	31,841	(4,013)	-	4.33%	2,869,210	39,448	5.50%	(7,607)	(1.17%)	1,933
September 30, 2006	3,243,674	43,051	3,523	-	5.31%	3,151,813	42,683	5.42%	368	(0.11%)	1,933
June 30, 2006	3,472,921	54,811	13,395	-	6.31%	3,360,421	41,674	4.96%	13,137	1.35%	1,933
March 31, 2006	3,516,292	40,512	1,917	-	4.61%	3,375,777	36,566	4.33%	3,946	0.28%	1,933
December 31, 2005	3,676,175	43,140	3,249	-	4.69%	3,533,486	35,337	4.00%	7,803	0.69%	1,858
September 30, 2005	3,867,263	43,574	4,348	-	4.51%	3,723,603	32,345	3.48%	11,230	1.03%	973
June 30, 2005	3,587,629	36,749	2,413	-	4.10%	3,449,744	26,080	3.02%	10,668	1.07%	454
March 31, 2005	3,136,142	31,070	1,013	-	3.96%	2,976,409	19,731	2.65%	11,339	1.31%	-
December 31, 2004	2,305,748	20,463	1,250	-	3.55%	2,159,891	10,796	2.00%	9,667	1.55%	-
September 30, 2004	1,573,343	11,017	-	-	2.80%	1,504,919	4,253	1.13%	6,764	1.67%	-
June 30, 2004	1,512,481	10,959	-	-	2.90%	1,452,004	4,344	1.20%	6,615	1.70%	-
March 31, 2004	871,140	7,194	-	-	3.30%	815,815	2,736	1.34%	4,458	1.96%	-

(1)	Adjusted for premium lost on paydowns
(2)	Excludes Trust Preferred Interest

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

PERFORMANCE OF DISCONTINUED OPERATIONS OF OITRS

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Finally, OITRS serviced the loans securitized as well as some loans sold on a whole loan basis.  As of March 31, 2010, there are no remaining originated mortgage servicing rights. Mortgage loans held for sale are immaterial at March 31, 2010 and not likely to result in meaningful income or loss in the future.  Such assets are also held for sale.

Gains realized on the OITRS activities for the three months ended March 31, 2010, were $1.37 million compared to $1.77 million for the three months ended March 31, 2009.  The fair value adjustment of retained interest, trading was $1.38 million and $1.27 million for the three months ended March 31, 2010 and 2009, respectively.  The retained interests in securitizations represent residual interests in loans originated or purchased by OITRS prior to securitization.  The total fair value of these retained interests was approximately $5.59 million as of March 31, 2010. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.

The table below provides details of OITRS’s gain on mortgage banking activities for the three months ended March 31, 2010 and 2009.  OITRS recognized a gain or loss on the sale of mortgages held for sale only when the loans were actually sold.

 (in thousands)
	Three Months Ended March 31,
	2010	2009
Fair Value adjustment of retained interests, trading	$1,384	$1,274
Loss on sales of mortgage loans and securities	(13)	(3)
Change in market value of security held for sale	-	465
Change in market value of mortgage loans held for sale	(2)	29
Gain on mortgage banking activities	$1,369	$1,765

General and administrative expenses of OITRS for the three months ended March 31, 2010 were $0.40 million compared to $1.00 million for the three months ended March 31, 2009.

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

As of March 31, 2010, Bimini Capital had repurchase agreements in place with three counterparties and funding in place with one of those counterparties.  The counterparty to this agreement is not an affiliate of Bimini Capital. The agreement is secured by Bimini Capital’s MBS and bears interest rates that are based on a spread to LIBOR.

As of March 31, 2010, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $76.7 million with a net weighted average borrowing cost of 0.26%. Bimini Capital’s outstanding repurchase agreement obligation has a weighted average maturity of 59 days.  Securing the repurchase agreement obligation as of March 31, 2010, are MBS with an estimated fair value, including accrued interest, of $80.0 million and a weighted average maturity of 272 months.

As of March 31, 2010, Bimini Capital had amounts at risk greater than 10% of the equity of the Company with the following counterparty:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
MF Global, Inc.	$2,758	59

(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

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

As discussed above, increases in short-term interest rates could negatively impact the valuation of Bimini Capital’s PT MBS portfolio.  Should this occur, Bimini Capital’s repurchase agreement counterparties could initiate margin calls, thus inhibiting liquidity or forcing the sale of assets.

As a result of losses incurred during and shortly after the period when the Company operated its mortgage loan origination business, the Company was forced to materially downsize its operations and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. One consequence of this development was the Company had progressively less access to funding via repurchase agreements and from fewer counterparties.  The Company therefore opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company developed an alternative investment strategy utilizing derivative mortgage-backed securities collateralized by MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring pass-through securities and funding them in the repurchase market.  As described above, this strategy is now a core element of the Company’s investment strategy.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of March 31, 2010, $26.8 million of the trust preferred securities of BCT II remain outstanding.

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

Outlook

During 2009, the Company executed two transactions whereby $74 million of its $100 million trust preferred debt was extinguished early.  As a result, the Company’s balance sheet is substantially less leveraged and the associated interest charges have been reduced accordingly.  The repurchase agreement funding markets, while still not functioning as before the financial crisis, have returned to a level of functionality so that most firms managing levered agency PT MBS portfolios have adequate access to funding. However, Bimini Capital, owing to its small portfolio and limited profitable operating history, still has limited access to repurchase agreement funding.  While the Company’s funding sources are limited, the funding it does obtain is at extremely low levels.  Further, the Company has been able to offset the limited access to funding with its alternative investment strategy.  The combination of the low funding levels and the alternative investment strategy has enabled the Company to generate the largest Net Interest Margin (“NIM”), in percentage terms, in its brief operating history.

 Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given the limited access to funding and the reduced size of its portfolio, even with the benefit of the alternative investment strategy, no assurance can be made of the Company’s ability to generate sufficient net interest income to cover all of its costs.  The Company’s ability to generate sufficient net interest income to cover its costs will also be impacted by funding costs, which in turn will depend on how long funding rates will remain at current levels.

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

REPURCHASE AGREEMENTS

The Company finances the acquisition of PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

Off-Balance Sheet Arrangements

As discussed above, OITRS previously pooled loans that it had originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. OITRS held approximately $5.6 million of retained interests from securitizations as of March 31, 2010.  In addition, OITRS retained the servicing related to the loans sold or securitized.  While such servicing has since been sold and or surrendered, advances made prior to such transactions continued to be collected as the underlying properties are liquidated.

The cash flows associated with OITRS’s securitization activities over the three months ended March 31, 2010 and 2009, were as follows:

(in thousands)
	Three months Ended March 31,
	2010	2009
Net servicing fees (paid) received	$(2)	$(1)
Servicing advances and repayments	1,140	4,346
Cash flows received on retained interests	1,728	2,321

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular quarterly reporting period in which costs, if any, are recognized. See also Notes 8 and 11(e) to our accompanying consolidated financial statements.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.   A mediation hearing was held on February 23, 2010.  The parties have agreed to continue mediation talks but have yet to reach a settlement.   In the event a settlement is not reached, the Company believes the plaintiff’s claims are without merit and it will continue to defend the complaint vigorously.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  On October 9, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by Richard and Linda Coy against the Company, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  The cases have been consolidated, class certification has been granted, and lead plaintiffs’ counsel has been appointed.  The Company filed a motion to dismiss the case on December 22, 2008, and plaintiffs have filed a response in opposition.  On September 30, 2009, the court granted a partial motion to dismiss and gave plaintiffs until October 12, 2009 to file an amended complaint.  The partial dismissal released defendants Flagstone Securities, LLC, BB&T Capital Markets, Bimini Capital’s former outside directors and certain officers, as well as certain charges contained in the original complaint.  Plaintiffs filed an amended complaint on October 12, 2009 and on October 23, 2009 Bimini Capital filed an answer and affirmative defenses to the amended complaint. At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. As of December 31, 2009, the Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. As of April 30, 2010, approximately $0.4 million of the accrual remains. The remainder of the settlement and legal fees and costs associated with finalizing the settlement will be paid by the insurance carrier.  The settlement is contingent upon the parties' executing a written stipulation of settlement, presenting the settlement to the Court for preliminary approval, providing notice to the Class and an opportunity to opt out of the settlement,  and receiving final approval from the Court at a final fairness hearing.  This process is expected to be completed during the current year.  Bimini Capital made no admission of liability in connection with the settlement.  If the settlement is not finalized, the class action would continue.  While Bimini Capital expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on the Bimini Capital.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital, the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortuous interference with contract and aiding and abetting breach of fiduciary duty by Bimini Capital and Hexagon. Plaintiff also purported to allege derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini Capital and Hexagon.  On March 26, 2010, all Defendants moved to dismiss each count of Plaintiff's amended complaint. Bimini Capital denies that the repurchase was improper and intends to defend the suit vigorously.

ITEM 1A.  RISK FACTORS.

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements  contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse  effects on our  financial  condition,  results of  operations  and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

As of March 31, 2010, the Company issued 22,461 and 8,413 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

Except as described below, the Company has not repurchased any shares of its equity securities during 2010.  The following table shows shares of common stock deemed to have been repurchased in connection with the withholding of a portion of shares of Class A Common Stock to cover federal withholding taxes on share dividends paid to employees on unvested phantom shares for each calendar month during the quarter ended March 31, 2010.

Calendar Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs
January 2010	90,059	$2.30	-	-
February 2010	-	-	-	-
March 2010	-	-	-	-
Total	90,059	$2.30	-	-

ITEM 6.                        EXHIBITS.

Exhibit No.

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles of Amendment, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008
3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
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

                          BIMINI CAPITAL MANAGEMENT, INC.

Date: May 7, 2010	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 7, 2010	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)