Form 10-Q
period 2010-07-27
BIMINI CAPITAL MANAGEMENT, INC.
filed 2010-08-06
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 10,085,281; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 31,938; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 31,938.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS:
Mortgage-backed securities – held for trading
Pledged to counterparty, at fair value	$75,271,017	$104,875,798
Unpledged, at fair value	22,281,919	14,792,697
Total mortgage-backed securities	97,552,936	119,668,495
Cash and cash equivalents	4,433,329	6,400,065
Restricted cash	168,480	2,530,000
Principal payments receivable	5,801	93,029
Accrued interest receivable	1,059,041	1,075,052
Property and equipment, net	3,934,851	3,976,546
Prepaids and other assets, net	1,068,544	1,266,278
Assets held for sale	11,144,054	14,331,850
Total Assets	$119,367,036	$149,341,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$71,606,000	$100,271,206
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Unsettled security transaction	1,480,225	-
Accrued interest payable	107,259	131,595
Dividends payable in cash	315,637	1,877,944
Dividends payable in Class A common stock	-	16,862,469
Accounts payable, accrued expenses and other	1,071,907	926,678
Liabilities related to assets held for sale	7,634,467	7,621,984
Total Liabilities	109,019,935	154,496,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,085,281 shares issued and outstanding as of June 30, 2010 and 2,763,779 shares issued and outstanding as of December 31, 2009	10,085	2,764
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of June 30, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Additional paid-in capital	335,325,454	319,191,227
Accumulated deficit	(324,988,502)	(324,349,056)
Total Stockholders’ Equity (Deficit)	10,347,101	(5,155,001)
Total Liabilities and Stockholders’ Equity (Deficit)	$119,367,036	$149,341,315
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Interest income	$3,708,041	$6,357,667	$1,809,947	$2,683,264
Interest expense	(121,615)	(359,427)	(53,129)	(105,475)
Net interest income, before interest on junior subordinated notes	3,586,426	5,998,240	1,756,818	2,577,789
Interest expense on junior subordinated notes	(1,099,963)	(3,388,455)	(549,981)	(1,298,024)
Net interest income	2,486,463	2,609,785	1,206,837	1,279,765
(Losses) gains on trading securities	(941,456)	3,227,255	961,347	1,533,647
Losses on Eurodollar futures	(149,988)	-	(149,988)	-
Net portfolio income	1,395,019	5,837,040	2,018,196	2,813,412

Operating expenses:
Compensation and related benefits	813,884	611,924	395,713	291,677
Directors' fees and liability insurance	262,381	228,543	134,121	116,950
Audit, legal and other professional fees	1,217,175	559,468	657,707	165,206
Direct REIT operating expenses	297,353	302,770	150,167	149,466
Other administrative	292,838	256,200	149,885	133,816
Total expenses	2,883,631	1,958,905	1,487,593	857,115

Gain on debt extinguishment	-	32,446,642	-	32,446,642

(Loss) income from continuing operations	(1,488,612)	36,324,777	530,603	34,402,939

Discontinued operations, net of income taxes	849,166	(2,308,608)	(160,807)	(2,544,155)

Net (loss) income	$(639,446)	$34,016,169	$369,796	$31,858,784

Basic And Diluted Net (Loss) Income Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(0.16)	$13.42	$0.05	$12.52
Discontinued operations	0.09	(0.85)	(0.01)	(0.93)
Total basic net (loss) income per Class A share	$(0.07)	$12.57	$0.04	$11.59
Total diluted net (loss) income per Class A share	$(0.07)	$12.53	$0.04	$11.57
CLASS B COMMON STOCK
Continuing operations	$(0.17)	$13.42	$0.05	$12.51
Discontinued operations	0.09	(0.85)	(0.02)	(0.92)
Total basic net (loss) income per Class B share	$(0.08)	$12.57	$0.03	$11.59
Total diluted net (loss) income per Class B share	$(0.08)	$12.53	$0.03	11.57

Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic	9,267,167	2,675,082	10,043,834	2,716,540
Diluted	9,267,167	2,681,764	10,043,834	2,722,214
CLASS B COMMON STOCK, basic and diluted	31,938	31,939	31,938	31,939

Dividends Declared Per Share Of:
Class A common stock	$0.06	$-	$0.06	$-
Class B common stock	$0.06	$-	$0.06	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Six Months Ended June 30, 2010

	Common Stock, Amounts at par value			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balances, January 1, 2010	$2,764	$32	$32	$319,191,227	$(324,349,056)	$(5,155,001)
Net loss	-	-	-	-	(639,446)	(639,446)
Dividends paid in shares of Class A Common Stock	7,241	-	-	16,647,596	-	16,654,837
Cash dividends declared	-	-	-	(629,784)	-	(629,784)
Issuance of Class A common shares for board compensation and equity plan share exercises	80	-	-	81,621	-	81,701
Amortization of equity plan compensation	-	-	-	34,794	-	34,794
Balances, June 30, 2010	$10,085	$32	$32	$335,325,454	$(324,988,502)	$10,347,101
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(639,446)	$34,016,169
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	(849,166)	2,308,608
Stock based compensation and equity plan amortization	116,496	129,133
Depreciation and amortization	123,172	301,136
Losses (gains) on trading securities	941,456	(3,227,255)
Losses on Eurodollar futures contracts	149,988	-
Gain on extinguishment of long-term debt	-	(32,446,642)
Changes in operating assets and liabilities:
Accrued interest receivable	16,011	(274,068)
Prepaids and other assets	119,247	258,089
Accrued interest payable	(24,337)	41,284
Accounts payable, accrued expenses and other	(62,405)	(281,491)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(108,984)	824,963
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(57,033,449)	(73,304,344)
Sales	62,277,086	141,950,058
Principal repayments	17,497,919	12,376,690
Decrease in restricted cash	2,211,533	-
Purchases of property and equipment	(2,989)	(9,205)
NET CASH PROVIDED BY INVESTING ACTIVITIES	24,950,100	81,013,199
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	202,113,955	1,246,853,449
Principal payments on repurchase agreements	(230,779,160)	(1,325,661,166)
Cash paid to extinguish long-term debt	-	(18,040,361)
Dividends paid in cash	(2,192,092)	-
NET CASH USED IN FINANCING ACTIVITIES	(30,857,297)	(96,848,078)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	4,049,445	12,161,919
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	4,049,445	12,161,919

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,966,736)	(2,847,997)
CASH AND CASH EQUIVALENTS, beginning of the period	6,400,065	7,668,581
CASH AND CASH EQUIVALENTS, end of the period	$4,433,329	$4,820,584
(Continued)

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,167,428	$3,455,765
Income taxes	$130,000	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Security acquisition settled in later period	$1,480,225	$-
Dividends paid in shares of Class A Common Stock	$16,861,973	$-

Cash dividends declared and paid in future period	$315,637	$-

Assets and liabilities retired through debt extinguishment transaction:
Investment in Bimini Capital Trust I	$-	$1,550,000
Unamortized debt issuance costs	-	356,820
Junior subordinated notes due to Bimini Capital Trust I	-	34,050,000
Accrued interest payable due to Bimini Capital Trust I	-	843,822

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2010

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

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have stabilized after undergoing unprecedented turmoil in 2008 and early 2009.  However, conditions in the market, while stable, are far from the conditions that existed prior to the crisis. The Company has taken significant steps to reduce the leverage in its balance sheet and reduce its debt service costs, and it was able to generate earnings over the course of 2009.  The Company has also expanded its access to repurchase agreement funding.  However, market conditions are still constrained, especially in light of the significant actions of the Federal Government with respect to their explicit support of the Government Sponsored Entities (“GSE’s”) and the actions of the Federal Reserve with their direct involvement in the agency MBS securities market – the primary market in which the Company invests. Accordingly, the Company has expanded on the steps taken in 2008 to augment its existing leveraged MBS portfolio with its alternative investment strategy.  The Company’s alternative investment strategy that utilizes derivative MBS has been elevated to a core element of its investment strategy and liquidity management. However, the Company’s ability to utilize this element of our investment strategy is limited because such investments do not satisfy the asset criteria to meet REIT qualifications.  Further, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and, during the second and third quarters of 2007, sold substantially all of the operating assets of OITRS.  Therefore, all of OITRS’s assets were considered as held for sale, and OITRS was then reported as a discontinued operation for all periods presented following applicable accounting standards.  At June 30, 2010, the remaining assets and liabilities are considered to be contingent and continue to be recorded by OITRS pursuant to the terms of the disposal of the operations, with the exception of retained interests, the disposal of which has been delayed as a result of the turmoil in the financial markets and a significant lack of investor interest in such securities. However, while the market for such retained interests is temporarily inactive as a result of continued deterioration in the underlying collateral, the Company has made every effort to market such securities to known market participants who have been active in the past.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business is presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 12 - Discontinued Operations.

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

As further described in Note 6, Bimini Capital historically had a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the applicable accounting guidance for variable interest entities, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Statement of Comprehensive Income (Loss)

In accordance with FASB ASC 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash represents cash held on deposit as collateral with the repurchase agreement counterparty, which may be used to make principal and interest payments on the related repurchase agreements, and cash held by a broker as margin on Eurodollar futures contracts.

The Company and its subsidiaries maintain cash balances at two banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2010, uninsured deposits were approximately $3.8 million.

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

Derivative Financial Instruments

The Company may enter into derivative financial instruments to manage interest rate risk, facilitate asset/liability strategies, and manage other exposures.  The Company has elected to not treat any of its derivative financial instruments as hedges.  FASB ASC 815, Derivatives and Hedging, requires that all derivative investments be carried at fair value.

Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 11 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of June 30, 2010 and December 31, 2009, due to the short-term nature of these financial instruments.

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

Bimini Capital’s property and equipment as of June 30, 2010 and December 31, 2009, is presented net of accumulated depreciation of approximately $649,000 and $604,000, respectively. Depreciation expense was approximately $45,000 and $22,000 for the six and three months ended June 30, 2010, respectively, and $50,000 and $25,000 for the six and three months ended June 30, 2009, respectively.

Repurchase Agreements

The Company finances the acquisition of the majority of its pass-through MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 93 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines or as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  At June 30, 2010, the Company had outstanding balances under repurchase agreements with one lender with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) of $3.4 million; see Note 4.

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

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At June 30, 2010, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 12, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.   The Company files federal and state tax returns for both the REIT and the taxable REIT subsidiary.  Generally, returns for all periods after 2005 remain open for examination.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following are the carrying values of the Company’s MBS:

(in thousands)
	June 30, 2010	December 31, 2009
Pass-Through Certificates:
Hybrid Arms	$12,539	$67,036
Adjustable-rate Mortgages	30,060	32,598
Fixed-rate Mortgages	32,672	5,241
Total Pass-Through Certificates	75,271	104,875
Mortgage Derivative Certificates:
MBS Derivatives	22,282	14,793
Totals	$97,553	$119,668

As of June 30, 2010, investments with a carrying value of approximately $1,887,000 have contractual maturities less than 24 months.  The remainder of Bimini Capital's MBS investments have contractual maturities greater than 24 months. Actual maturities of MBS investments are generally shorter than stated contractual maturities. Actual maturities of Bimini Capital's MBS investments are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 3.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Class B common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met at June 30, 2010 and 2009.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met at June 30, 2010 and 2009.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three and six months ended June 30, 2010 and 2009. The basic and diluted per share computations for the six and three months ended June 30, 2009, included a weighted average of 8,265 and 15,915 of these unvested incentive plan shares, respectively, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations for the six and three months ended June 30, 2010, even though they are participating securities.

The Company has also issued stock incentive plan shares that are not dividend eligible.  For the six and three months ended June 30, 2009, a weighted average 6,682 and 5,674 of such plan shares are included in the diluted per share computations, respectively. There were no such plan shares outstanding during the six and three months ended June 30, 2010.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted EPS per Class A common share:
Income (loss) available to Class A common shares:
Continuing operations	$(1,483)	$35,896	$529	$34,003
Discontinued operations	846	(2,281)	(161)	(2,514)
	$(637)	$33,615	$368	$31,489
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,085	2,731	10,085	2,731
Unvested dividend-eligible stock incentive plan shares outstanding at the balance sheet date	-	100	-	100
Effect of weighting	(818)	(156)	(41)	(114)
Weighted average shares-basic	9,267	2,675	10,044	2,717
Effect of dilutive stock incentive plan shares	-	7	-	5
Weighted average shares-diluted	9,267	2,682	10,044	2,722
Earnings (loss) per Class A common share – basic:
Continuing operations	$(0.16)	$13.42	$0.05	$12.52
Discontinued operations	0.09	(0.85)	(0.01)	(0.93)
	$(0.07)	$12.57	$0.04	$11.59
Earnings (loss) per Class A common share – diluted:
Continuing operations	$(0.16)	$13.39	$0.05	$12.49
Discontinued operations	0.09	(0.86)	(0.01)	(0.92)
	$(0.07)	$12.53	$0.04	$11.57

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Basic and diluted EPS per Class B common share:
Income (loss) available to Class B common shares:
Continuing operations	$(5)	$428	$2	$400
Discontinued operations	3	(27)	(1)	(30)
	$(2)	$401	$1	$370
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	$32	$32	$32	$32
Earnings (loss) per Class B common share – basic:
Continuing operations	$(0.17)	$13.42	$0.05	$12.52
Discontinued operations	0.09	(0.85)	(0.02)	(0.93)
	$(0.08)	$12.57	$0.03	$11.59
Earnings (loss) per Class B common share – diluted:
Continuing operations	$(0.17)	$13.39	$0.05	$12.50
Discontinued operations	0.09	(0.86)	(0.02)	(0.93)
	$(0.08)	$12.53	$0.03	$11.57

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2010, Bimini Capital had outstanding repurchase obligations of approximately $71.6 million with a net weighted average borrowing rate of 0.33%. These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $75.5 million.  As of December 31, 2009, Bimini Capital had outstanding repurchase obligations of approximately $100.3 million with a net weighted average borrowing rate of 0.30%.  These agreements were collateralized by MBS with a fair value of approximately $105.2 million.

As of June 30, 2010 and December 31, 2009, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
June 30, 2010
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including accrued interest receivable	$-	$16,242	$59,289	$-	$75,531
Repurchase agreement liabilities associated with these securities	$-	$15,687	$55,919	$-	$71,606
Net weighted average borrowing rate	-	0.29%	0.34%	-	0.33%
December 31, 2009
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including accrued interest receivable	$-	$67,599	$37,644	$-	$105,243
Repurchase agreement liabilities associated with these securities	$-	$65,120	$35,151	$-	$100,271
Net weighted average borrowing rate	-	0.31%	0.29%	-	0.30%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at June 30, 2010 and December 31, 2009 is as follows:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
June 30, 2010
MF Global, Inc.	$3,386	61
December 31, 2009
MF Global, Inc.	$4,929	38
(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, during the second quarter of 2010, the Company economically hedged a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company did not elect hedging treatment under the current accounting standards, and as such all gains and losses are reflected in current period earnings.

As of June 30, 2010, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at June 30, 2010 is approximately $168,000.

The Company’s Eurodollar futures contracts are used to lock in a fixed rate related to a portion of its junior subordinated notes.  As of June 30, 2010, the Company has effectively locked in a weighted-average fixed rate of 1.45% on $26 million of its junior subordinated notes through March 2012.  As of June 30, 2010, the Company’s positions in Eurodollar futures contracts, as well as losses reported in income for the six and three months then ended were as follows:

(in thousands)
Expiration	Notional Amount	Losses
December 2010	$26,000	$(3)
March 2011	26,000	(13)
June 2011	26,000	(24)
September 2011	26,000	(32)
December 2011	26,000	(37)
March 2012	26,000	(41)
		$(150)

NOTE 6.  TRUST PREFERRED SECURITIES

As of June 30, 2010 and December 31, 2009, Bimini Capital sponsored one statutory trust, known as Bimini Capital Trust II (“BCTII”) of which 100% of the common equity is owned by the Bimini Capital, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held the trust are the sole assets of that trust.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. As of June 30, 2010 and December 31, 2009, the outstanding principal balance on the junior subordinated debt securities owed to BCTII is $26.8 million.

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

NOTE 7.  CAPITAL STOCK

Reverse Stock Split

On March 12, 2010, the Company executed a one-for-ten reverse stock split Class A, Class B and Class C common stock.  All references in the accompanying financial statements to the number of common shares and per-share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Issuances of Common Stock

During the six and three months ended June 30, 2010, the Company issued a total of 80,501 and 49,627 shares of its Class A Common Stock to its independent directors for the payment of director fees.

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

On June 29, 2010, the Company's Board of Directors declared a $0.03 per share cash dividend to the holders of its dividend eligible securities on the record date of July 15, 2010.  The distribution totaling approximately $316,000 was paid on July 30, 2010.

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through March 15, 2015. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares was approximately $35,000 and $27,000 for the six and three months ended June 30, 2010, respectively, and $60,000 and $48,000 for the six and three months ended June 30, 2009.  Dividends paid on unsettled awards are charged to retained earnings when declared.

A summary of phantom share activity during the six month periods ended June 30, 2010 and 2009 is presented below:

	Six Months Ended June 30,
	2010		2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	102,000	$1.58	13,237	$5.79
Granted	302,000	0.97	100,000	1.50
Vested	-	-	(8,197)	7.40
Forfeited	-	-	(5,040)	3.20
Nonvested, at June 30	404,000	$1.12	100,000	$1.50

As of June 30, 2010, there was approximately $402,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 51.3 months.  All of the remaining unvested awards at June 30, 2010 were granted dividend participation rights.

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

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. As of December 31, 2009, the Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. As of August 5, 2010, approximately $0.4 million of the accrual remains. The remainder of the settlement and legal fees and costs associated with finalizing the settlement in excess of the $0.4 million accrual will be paid by the insurance carrier.  The settlement is contingent upon the parties' executing a written stipulation of settlement, presenting the settlement to the Court for preliminary approval, providing notice to the Class and an opportunity to opt out of the settlement,  and receiving final approval from the Court at a final fairness hearing.  This process is expected to be completed during the current year.  Bimini Capital made no admission of liability in connection with the settlement.  If the settlement is not finalized, the class action would continue.  While Bimini Capital expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on Bimini Capital.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital, the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortuous interference with contract and aiding and abetting breach of fiduciary duty by Bimini Capital and Hexagon. Plaintiff also purported to allege derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini Capital and Hexagon.  On March 26, 2010, all Defendants moved to dismiss each count of Plaintiff's amended complaint.  A hearing was held on June 9, 2010 to allow both parties to present oral arguments in support of their respective positions on the pending motion to dismiss.  As of August 5, 2010, the court has not yet ruled on the motion.  Bimini Capital denies that the repurchase was improper and intends to defend the suit vigorously.

A second complaint by a noteholder in PreTSL XX was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against the same defendants.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd., alleges losses as a result of the same repurchase of securities from PreTSL XX by Bimini.  The plaintiffs in this action have alleged the same causes of action as the plaintiff in the federal court action.  In addition, they have also alleged a cause of action for breach of the covenant of good faith and fair dealing (both directly and derivatively) against BNYM. Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

NOTE 10.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Code, which is different from the Company’s financial statement net income (loss) as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.  Bimini Capital’s REIT taxable loss for the six months ended June 30, 2010 is estimated to be $3.0 million. During the six months ended June 30, 2010, a GAAP financial statement gain on MBS sales of approximately $0.1 million was realized; for tax purposes, realized capital gains for this period was approximately $0.6 million.  Since there are tax capital losses available to offset the tax capital gains, the tax gains did not increase REIT taxable income for the period ended June 30, 2010.

 During the six months ended June 30, 2010, fair value adjustments on the MBS portfolio of approximately $(1.0) million were recorded on the GAAP financial statements; for tax purposes, these fair value adjustments will not be taken into account until the underlying security is sold.  Other differences between GAAP financial statement results and REIT taxable income (loss) include the results of the discontinued operations (which does not impact REIT taxable income), the different tax and book accounting methods used for calculating interest income, and depreciation and amortization.

As of June 30, 2010, Bimini Capital has approximately $56.6 million of remaining capital loss carryforwards available to offset future capital gains. As of June 30, 2010, Bimini Capital has a REIT tax net operating loss carryforward of approximately $3.7 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards begin to expire in 2012, and the net operating loss carryforwards begin to expire in 2028.Bimini Capital’s REIT taxable income for the six months ended June 30, 2009 was estimated to be $6.4 million.  This amount included a gain on debt extinguishment, and is net of a tax net operating loss carryforward.

NOTE 11.   FAIR VALUE

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

Fair value is used to measure the trading portfolio on a recurring basis.  The fair values as of June 30, 2010 and December 31, 2009 are determined as follows:

(in thousands)
	June 30, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	97,553	119,668
Significant Unobservable Inputs (Level 3)	-	-
Total Fair Value Measurements	$97,553	$119,668

NOTE 12.   DISCONTINUED OPERATIONS

OITRS

The results of the discontinued operations of OITRS included in the accompanying consolidated statements of operations for the six and three months ended June 30, 2010 and 2009 were as follows:

(in thousands)
	Six Months Ended June 30,		Three Months ended June 30,
	2010	2009	2010	2009
Fair value adjustment on retained interests	$1,368	$(916)	$(16)	$(2,190)
Other	(519)	(1,393)	(145)	(354)
Income (loss) from discontinued operations, net of taxes	$849	$(2,309)	$(161)	$(2,544)

The assets and liabilities of OITRS included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 were as follows:

(in thousands)
	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$36	$70
Retained interests (a)	4,957	5,934
Receivables (b)	4,569	6,046
Prepaids and other assets	1,582	2,282
Assets held for sale	$11,144	$14,332
Liabilities
Accounts payable, accrued expenses and other (c and d)	7,634	7,622
Liabilities related to assets held for sale	$7,634	$7,622

(a) – Retained interests

The following table summarizes OITRS’s residual interests in asset backed securities as of June 30, 2010 and December 31, 2009:

 (in thousands)
Series	Issue Date	June 30, 2010	December 31, 2009
HMAC 2004-1	March 4, 2004	$866	$757
HMAC 2004-2	May 10, 2004	875	1,340
HMAC 2004-3	June 30, 2004	1,770	1,541
HMAC 2004-4	August 16, 2004	909	1,280
HMAC 2004-5	September 28, 2004	537	1,016
Total		$4,957	$5,934

As of June 30, 2010 and December 31, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	June 30, 2010	December 31, 2009
Balance sheet carrying value of retained interests – fair value	$4,957	$5,934
Weighted average life (in years)	8.22	0.22
Prepayment assumption (annual rate)	10.00%	12.65%
Impact on fair value of 10% adverse change	$(243)	$(37)
Impact on fair value of 20% adverse change	$(410)	$(51)
Expected credit losses (% of original unpaid principal balance)	10.54%	9.08%
Impact on fair value of 10% adverse change	$(841)	$(242)
Impact on fair value of 20% adverse change	$(1,367)	$(439)
Residual cash-flow discount rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(109)	$(42)
Impact on fair value of 20% adverse change	$(207)	$(83)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$(296)	$(113)
Impact on fair value of 20% adverse change	$(417)	$(214)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of June 30, 2010 and December 31, 2009.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator. The following static pool loss percentages are calculated based upon all OITRS securitizations that have been completed to date:

(in thousands)
Series	Issue Date	Original Unpaid Principal Balance	As of June 30, 2010
			Actual Losses	Projected Future Credit Losses	Projected Total Credit Losses
HMAC 2004-1	March 4, 2004	$ 309,710	1.00%	1.78%	2.78%
HMAC 2004-2	May 10, 2004	388,737	1.55%	5.39%	6.94%
HMAC 2004-3	June 30, 2004	417,055	1.53%	3.40%	4.92%
HMAC 2004-4	August 16, 2004	410,123	1.24%	2.65%	3.89%
HMAC 2004-5	September 28, 2004	413,875	1.89%	2.33%	4.22%
Total		$1,939,500	1.46%	3.15%	4.62%

The table below summarizes certain cash flows received from and paid to securitization trusts for the six months ended June 30, 2010 and 2009:

(in thousands)
	Six months Ended June 30,
	2010	2009
Servicing advances and repayments	$1,494	$8,184
Cash flows received on retained interests	2,345	5,688

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of June 30, 2010 and December 31, 2009:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
June 30, 2010	$401,412	$50,189	$28,391
December 31, 2009	428,716	61,269	22,753

(b) – Receivables, net

Receivables consist of the following as of June 30, 2010 and December 31, 2009:

 (in thousands)
	June 30, 2010	December 31, 2009
Servicing advances, net of allowance for doubtful accounts of $256	$3,207	$4,701
Servicing sales	936	936
Others	426	409
	$4,569	$6,046

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

 (c)  - Income taxes

OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  As of June 30, 2010 and December 31, 2009, all deferred tax assets are fully provided for with a valuation allowance.  Substantially all of the deferred tax assets are a result of net tax losses incurred.  During the six months ended June 30, 2010 and 2009, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of tax net operating losses to offset estimated taxable income for the respective six-month periods; therefore, there are no income tax provisions related to the results of operations.  The income tax provision for the periods ended June 30, 2010 and 2009 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At June 30, 2010, management continues to believe that it is more likely than not that the Company will not realize the full benefits of all deferred tax assets of OITRS;  therefore, an allowance for the full amount of the deferred tax assets has been recorded.

As of June 30, 2010, OITRS had an estimated federal net operating loss (“NOL”) carryforward of approximately $273.2 million, and estimated available state NOLs of $68.5 million, which begin to expire in 2025, and are fully available to offset future taxable income.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate EII pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the re-evaluation of the tax position, which included consulting with additional tax experts, OITRS now believes that it is no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due (if any) are still uncertain.  Therefore, OITRS recorded a 2008 tax provision for $1.5 million for taxes that may be due on EII.  Interest through June 30, 2010 has been accrued in the amount of $0.6 million.  OITRS is continuing to research all the tax issues relating to EII and its ownership of the REMICs, and will adjust the tax and interest accrual in future periods as the uncertainty is resolved.

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

OITRS recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the six months ended June 30, 2010 and 2009 are presented below:

(in thousands)
	Six Months Ended June 30,
	2010	2009
Balance—Beginning of period	$5,149	$7,303
Provision	48	468
Settlements	-	(2,622)
Balance—End of period	$5,197	$5,149

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at June 30, 2010, Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$40	$-	$-	$40
Retained interests	4,957	-	-	4,957

A reconciliation of activity for the six months ended June 30, 2010 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests
Beginning balance	$207	$5,934
Gain included in earnings	73	1,368
Collections, losses and settlements	(240)	(2,345)
Ending Balance	$40	$4,957

NOTE  13.  STOCK REPURCHASE PROGRAM

On June 29, 2010, the Company announced the adoption of a stock repurchase program.  The repurchase of up to $1.0 million of the Company’s Class A common stock was authorized.  Purchases will be funded out of cash on hand and made from time to time in the open market, negotiated transactions or other means, in accordance with restrictions related to volume, price, timing and other applicable securities laws.  As of August 5, 2010, the Company had not repurchased any shares under the plan.

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

Results of Operations:

Net Income Summary

Described below are the Company’s results of operations for the six and three months ended June 30, 2010, as compared to the Company’s results of operations for the six and three months ended June 30, 2009. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS, and therefore the results of those operations are reported in the financial statements as discontinued operations.

Consolidated net loss for the six months ended June 30, 2010 was $0.6 million, or $0.07 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $34.0 million, or $12.57 and $12.53 basic and diluted income per share, respectively, for the six months ended June 30, 2009.  The decrease of $34.6 million was primarily the result of the gain on debt extinguishment of approximately $32.4 million reported by the Company during the three month period ended June 30, 2009.  There was no such gain reported during the 2010 period. The balance of the decline was the result of net portfolio income decreasing by $4.4 million as a result of a decrease of $4.2 million in gains/(losses) on trading securities and an increase in operating expenses of $0.9 million from the previous year.  Offsetting the adverse movement in earnings for the period, interest on the junior subordinated notes decreased by $2.3 million for the six months ended June 30, 2010 versus the comparable period in 2009.  Finally, results from discontinued operations improved from a loss of $2.3 million for the six month period ended June 30, 2009, to income of $0.8 million for the six months ended June 30, 2010.

Consolidated net income for the three months ended June 30, 2010 and 2009 was $0.4 million and $31.9 million, respectively.  Basic and diluted consolidated income per share of Class A Common Stock was $0.04 for the three months ended June 30, 2010 and $11.59 and $11.57, respectively, for the three months ended June 30, 2009.  In addition to the gain on debt extinguishment during the second quarter of 2009, the decrease in net income of $31.5 million was also due to a decrease in net portfolio income of $0.8 million and an increase in operating expenses of $0.6 million, resulting from an increase of $0.5 million in audit, legal and other professional fees.

Loss from continuing operations for the six months ended June 30, 2010 was $1.5 million, or $0.16 basic and diluted loss per share of Class A Common Stock, compared to income of $36.3 million, or $13.42 and $13.39 basic and diluted income per share of Class A Common Stock, respectively, for the six months ended June 30, 2009.  For the three months ended June 30, 2010 and 2009, the Company reported income from continuing operations of $0.5 million and $34.4 million, respectively. On a per share basis, the income from continuing operations was $0.05 basic and diluted for the three months ended June 30, 2010, and $12.52 basic and $12.49 diluted for the three months ended June 30, 2009.

Net Portfolio Income

During the six months ended June 30, 2010, the REIT generated $3.6 million of net portfolio interest income; consisting of $3.7 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2009, the REIT generated $6.0 million of net portfolio interest income; consisting of $6.4 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.

During the three months ended June 30, 2010, the REIT generated $1.8 million of net portfolio interest income; consisting of $1.9 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the three month period ended June 30, 2009, the REIT generated $2.6 million of net portfolio interest income; consisting of $2.7 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

The tables below provide quarterly information. The first table displays our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for the quarters ended June 30, 2010, March 31, 2010, for each quarter of 2009 and for the six month periods ended June 30, 2010 and 2009.

(in thousands)
	Average Mortgage-Backed Securities Held	Interest Income	Yield on Average Mortgage-Backed Securities	Average Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Portfolio Interest Income	Net Interest Spread
Three Months Ended,
June 30, 2010	$99,856	$1,810	7.25%	$74,163	$53	0.29%	1,757	6.96%
March 31, 2010	110,914	1,898	6.85%	88,495	68	0.31%	1,830	6.54%
December 31, 2009	112,973	1,784	6.32%	80,904	59	0.29%	1,725	6.03%
September 30, 2009	100,386	2,882	11.48%	65,712	69	0.42%	2,813	11.06%
June 30, 2009	92,949	2,683	11.55%	72,312	105	0.58%	2,578	10.97%
March 31, 2009	131,756	3,674	11.16%	111,715	254	0.91%	3,420	10.25%
Six Months Ended,
June 30, 2010	$105.385	$3,708	7.04%	$81,329	$122	0.30%	3,586	6.74%
June 30, 2009	112.353	6,358	11.32%	92,014	359	0.78%	5,998	10.54%

The second table below breaks out the income components into our respective sub-portfolios, consisting of derivative MBS and pass-though (“PT”) MBS.

(in thousands)
	Average Mortgage-Backed Securities Held			Interest Income			Realized Yield on Average Mortgage-Backed Securities
	PT Sub-Portfolio	Derivative MBS Sub-Portfolio	Total	PT Sub-Portfolio	Derivative MBS Sub-Portfolio	Total	PT Sub-Portfolio	Derivative MBS Sub-Portfolio	Total
Three Months Ended,
June 30, 2010	$79,691	20,165	99,856	$763	1,047	1,810	3.83%	20.76%	7.25%
March 31, 2010	94,493	16,421	110,914	1,051	847	1,898	4.45%	20.64%	6.85%
December 31, 2009	96,157	16,816	112,973	856	929	1,784	3.56%	22.09%	6.32%
September 30, 2009	81,298	19,088	100,386	741	2,141	2,882	3.64%	44.88%	11.48%
June 30, 2009	77,888	15,061	92,949	853	1,830	2,683	4.38%	48.60%	11.55%
March 31, 2009	119,601	12,155	131,756	1,632	2,043	3,674	5.46%	67.22%	11.16%
Six Months Ended,
June 30, 2010	$87,092	18,293	105,385	$1,814	1,894	3,708	4.17%	20.71%	7.04%
June 30, 2009	98,745	13,608	112,353	2,485	3,873	6,358	5.03%	56.92%	11.32%

Portfolio yields and costs of borrowings presented in the tables above and the table on page 30 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly and year to date periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

Interest Income and Average Earning Asset Yield

Average MBS were $105.4 million and $112.4 million for the six months ended June 30, 2010 and 2009, respectively.  Interest income was $3.7 million for the six months ended June 30, 2010 and $6.4 million for the six months ended June 30, 2009.  The yield on average MBS decreased from 11.32% for the six months ended June 30, 2009 to 7.04% for the six months ended June 30, 2010.  Average MBS decreased by $7.0 million, although the composition of the portfolio was changed as the allocation to higher yielding derivative MBS was increased. However, the reallocation resulted in a decrease in interest income of $2.6 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The decrease in interest income for the six months ended June 30, 2010, when compared to the six months ended June 30, 2009, was primarily driven by a decline in the average yield of derivative MBS, and to a lesser extent, the decline in the weighted average coupon on the PT MBS sub-portfolio of approximately 86 basis points.

Average MBS were $99.9 million and $92.9 million for the three months ended June 30, 2010 and 2009, respectively.  Interest income was $1.8 million for the three months ended June 30, 2010 and $2.7 million for the three months ended June 30, 2009.  The yield on average MBS decreased from 11.55% for the three months ended June 30, 2009 to 7.25% for the three months ended June 30, 2010.  Average MBS increased by $7.0 million although interest income decreased by $0.9 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.  The $0.9 million decrease in interest income for the three months ended June 30, 2010, when compared to the three months ended June 30, 2009, resulted from the 430 basis point decrease in yield, partially offset by the increase in average MBS securities. While the increase in average MBS for the period ended June 30, 2010 over the comparable period in 2009 was primarily attributable to an increase in the derivative MBS sub-portfolio, yields available in the market were substantially less than the same period in 2009, a quarter in close proximity to the height of the financial crisis.

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $81.3 million and total interest expense was $0.12 million for the six months ended June 30, 2010.  During the six months ended June 30, 2009, average outstanding repurchase agreements were $92.0 million and total interest expense was $0.36 million.  Our average cost of funds was 0.30% for the six months ended June 30, 2010 and 0.78% for the six months ended June 30, 2009.  The cost of funds rate decreased by 48 basis points and the average outstanding repurchase agreements decreased by $10.7 million for the six months ended June 30, 2010 when compared to the same period ended June 30, 2009.  Interest expense for the six months ended June 30, 2010 decreased by $0.24 million, when compared to the six months ended June 30, 2009, due to the decrease in the average outstanding repurchase agreements and the average cost of funds rate.

Average outstanding repurchase agreements were $74.2 million and total interest expense was $0.05 million for the three months ended June 30, 2010.  During the three months ended June 30, 2009, average outstanding repurchase agreements were $72.3 million and total interest expense was $0.11 million.  Our average cost of funds was 0.29% for the three months ended June 30, 2010 and 0.58% for the three months ended June 30, 2009.  The cost of funds rate decreased by 29 basis points and the average outstanding repurchase agreements increased by $1.9 million for the three months ended June 30, 2010 when compared to the same period ended June 30, 2009.  Interest expense for the three months ended June 30, 2010 decreased by $0.05 million, when compared to the three months ended June 30, 2009, due to the decrease in the average cost of funds rate average, partially offset by the effect of the increase in the outstanding repurchase agreements.

Since all of our repurchase agreements are short term, changes in market rates directly affect in our interest expense. Our average cost of funds was equal to average one-month LIBOR and 28 basis points below average six-month LIBOR for the quarter ended June 30, 2010. Our average cost of funds was 4 basis points above average one-month LIBOR and 21 basis points below average six-month LIBOR for the six months ended June 30, 2010.

(in thousands)
	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
Three Months Ended,
June 30, 2010	$74,163	$53	0.29%	0.29%	0.57%	-	(0.28)%
March 31, 2010	88,495	68	0.31%	0.24%	0.44%	0.07%	(0.13)%
December 31, 2009	80,904	59	0.29%	0.25%	0.63%	0.04%	(0.34)%
September 30, 2009	65,712	69	0.42%	0.29%	1.00%	0.13%	(0.58)%
June 30, 2009	72,312	105	0.58%	0.41%	1.52%	0.17%	(0.94%)
March 31, 2009	111,715	254	0.91%	1.20%	2.20%	(0.29)%	(1.29)%
Six Months Ended,
June 30, 2010	$81,329	$122	0.30%	0.26%	0.51%	0.04%	(0.21)%
June 30, 2009	92,014	359	0.78%	0.81%	1.86%	(0.03)%	(1.08)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $1.1 million and $0.6 million for the six and three months ended June 30, 2010, respectively, compared to $3.4 million and $1.3 million for the comparable periods in the prior year.  In two separate transactions during 2009, the Company was able to extinguish $76.3 million of its $103.1 million in outstanding junior subordinated notes.  Interest expense decreased by $2.3 million and $0.7 million, for the six and three months ended June 30, 2010, respectively, when compared to the same periods in 2009 due entirely to the reduced outstanding balance.

Gains and Losses

The Company reported losses of $0.9 million on trading securities for the six months ended June 30, 2010 compared to gains of $3.2 million for the six months ended June 30, 2009.  During the three months ended June 30, 2010, the Company reported gains on trading securities of $1.0 million compared to gains of $1.5 million for the three months ended June 30, 2009.

During the six months ended June 30, 2010, the Company recorded a loss from fair value adjustments totaling $1.0 million, compared to a gain of $1.7 million for the six months ended June 30, 2009.  During the three months ended June 30, 2010, the Company recorded a gain from fair value adjustments totaling $0.9 million, compared to a gain of $1.2 million for the three months ended June 30, 2009.

During the six months and three months ended June 30, 2010, the Company realized gains of $0.08 million and $0.09 million, respectively, on the sales proceeds totaling $62.3 million and $4.5 million, respectively.  During the six months and three months ended June 30, 2009, the Company realized gains of $1.5 million and $0.4 million, respectively, on the sales proceeds totaling $142.0 million and $36.5 million respectively. Security prices from the previous quarter, reduced by current principal reductions, are used as the basis of determining gains and losses realized from the sale of securities.

Operating Expenses

For the six and three months ended June 30, 2010, Bimini Capital’s total operating expenses were approximately $2.9 million and $1.5 million, respectively, compared to approximately $2.0 million and $0.9 million for the six and three months ended June 30, 2009, respectively.  Operating expenses increased $0.9 million and $0.6 million for the six and three month periods ended June 30, 2010, respectively, when compared to the same periods ended June 30, 2009.  These increases were primarily the result of increases in legal fees and compensation.  The table below provides a breakdown of operating expenses for the six and three month periods ended June 30, 2010 and 2009.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2010	2009	Change	2010	2009	Change
Direct REIT operating expenses	$297	$303	$(6)	$150	$149	$1
Compensation and benefits	814	612	202	396	292	104
Accounting and auditing fees	223	217	6	105	113	(8)
Legal fees	995	342	653	553	52	501
Directors’ fees and liability insurance	262	229	33	134	117	17
Other G&A expenses	293	256	37	150	134	16
	$2,884	$1,959	925	$1,488	$857	$631

Discontinued Operations

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Mortgage loans held for sale are immaterial at June 30, 2010 and not likely to result in meaningful income or loss in the future.  Such assets are also held for sale.

Income realized on the OITRS activities for the six months ended June 30, 2010 was $0.8 million, compared to a loss of $2.3 million for the six months ended June 30, 2009.  For the three month period ended June 30, 2009, there was a loss of $0.2 million compared to a loss of $2.5 million for the comparable period in 2009.  The table below provides details of OITRS’s activities for the six and three months ended June 30, 2010 and 2009.

(in thousands)
	Six Months Ended June 30,		Three Months ended June 30,
	2010	2009	2010	2009
Fair value adjustment on retained interests	$1,368	$(916)	$(16)	$(2,190)
Other	(519)	(1,393)	(145)	(354)
Loss from discontinued operations, net of taxes	$849	$(2,309)	$(161)	$(2,544)

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

The assets of OITRS included in the consolidated balance sheets as of June 30, 2010 and December 31, 2009 were as follows:

(in thousands)
	June 30, 2010	December 31, 2009
Retained interests	$4,957	$5,934
Receivables	4,569	6,046
Surety bond	1,456	2,010
Other	162	342
Total	$11,144	$14,332

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2010, the MBS portfolio consisted of $97.6 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.56%.  During the six and three months ended June 30, 2010, we received principal repayments of $17.4 million and $10.6 million, respectively, compared to $12.4 million and $5.2 million for the six and three month periods ended June 30, 2009.  The average prepayment speeds for the quarters ended June 30, 2010 and 2009 were 42% and 12%, respectively

The following tables summarize certain characteristics of Bimini Capital’s agency and government mortgage related securities as of June 30, 2010 and December 31, 2009:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
June 30, 2010
Adjustable-Rate MBS	$12,539	12.9%	2.81%	213	1-Mar-32	5.09	11.56%	6.88%
Fixed-Rate MBS	32,672	33.5%	5.19%	193	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	30,060	30.8%	3.83%	352	1-Dec-39	52.03	8.83%	2.00%
Total Mortgage-backed Pass-through	75,271	77.2%	4.25%	262	1-Dec-39	38.22	9.64%	3.03%
Derivative MBS	22,282	22.8%	5.61%	269	15-Aug-38	n/a	n/a	n/a
Total Mortgage Assets	$97,553	100.0%	4.56%	262	1-Dec-39	38.22	n/a	3.03%
December 31, 2009
Adjustable-Rate MBS	$32,598	27.2%	3.75%	261	1-Oct-35	4.87	11.16%	10.34%
Fixed-Rate MBS	5,241	4.4%	6.50%	333	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	67,036	56.0%	4.45%	338	1-Dec-39	40.27	9.45%	2.00%
Total Mortgage-backed Pass-through	104,875	87.6%	4.33%	305	1-Dec-39	28.69	10.01%	4.40%
Derivative MBS	14,793	12.4%	5.59%	240	25-Jan-39	n/a	n/a	n/a
Total Mortgage Assets	$119,668	100.0%	4.49%	305	1-Dec-39	28.69	n/a	4.40%

(in thousands)
	June 30, 2010		December 31, 2009
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$79,694	81.69%	$108,775	90.9%
Freddie Mac	17,859	18.31%	10,893	9.1%
Total Portfolio	$97,553	100.00%	$119,668	100.0%

Entire Portfolio	June 30, 2010	December 31, 2009
Weighted Average Pass Through Purchase Price	$103.88	$103.13
Weighted Average Derivative Purchase Price	$5.50	$4.66
Weighted Average Pass Through Current Price	$105.41	$103.79
Weighted Average Derivative Current Price	$6.09	$4.93
Effective Duration (1)	(2.223)	1.593

(1) Effective duration of (2.223) indicates that an interest rate increase of 1.0% would be expected to cause a 2.223% increase in the value of the MBS in the Company’s investment portfolio at June 30, 2010.  An effective duration of 1.593 indicates that an interest rate increase of 1.0% would be expected to cause a 1.593% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2009. These figures include the derivative securities in the portfolio.

The following table presents the CPR experienced on our derivative and pass-through (“PT”) Mortgage-Backed Securities sub-portfolios, on an annualized basis, for the quarterly periods presented.

Three Months Ended,	Derivative MBS Sub-Portfolio	PT MBS Sub-Portfolio	Total Portfolio
June 30, 2010	44.9	27.8	42.1
March 31, 2010	33.3	9.2	28.8
December 31, 2009	26.9	26.0	26.1
September 30, 2009	27.0	26.9	26.9
June 30, 2009	22.0	9.1	11.7
March 31, 2009	9.2	10.9	10.7

Bimini Capital’s portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. Bimini Capital seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Bimini Capital’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of Bimini Capital’s interest only (“IO”) and inverse interest only (“IIO”) portfolio will vary greatly owing to the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements – and model duration - to be affected by changes in both prepayments and one month LIBOR – both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of June 30, 2010, assuming rates instantaneously fall 100 basis points, rise 100 basis points and rise 200 basis points:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$12,539
Change in Fair Value		$117	$(117)	$(234)
Change as a % of Fair Value		0.93%	(0.93)%	(1.87)%
Fixed Rate MBS
Fair Value	$32,672
Change in Fair Value		$843	$(843)	$(1,686)
Change as a % of Fair Value		2.58%	(2.58)%	(5.16)%
Hybrid Adjustable Rate MBS
Fair Value	$30,060
Change in Fair Value		$164	$(164)	$(327)
Change as a % of Fair Value		0.54%	(0.54)%	(1.09)%
Derivative MBS
Fair Value	$22,282
Change in Fair Value		$(3,292)	$3,292	$6,584
Change as a % of Fair Value		(14.77)%	14.77%	29.55%
Portfolio Total
Fair Value	$97,553
Change in fair Value		$(2,168)	$2,168	$4,336
Change as a % of Fair Value		(2.22)%	2.22%	4.45%
Cash
Fair Value	$4,602

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 basis point fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$12,539
Change in Fair Value		$74	$(134)	$(319)
Change as a % of Fair Value		0.59%	(1.07)%	(2.54)%
Fixed Rate MBS
Fair Value	$32,672
Change in Fair Value		$599	$(1,053)	$(2,354)
Change as a % of Fair Value		1.83%	(3.22)%	(7.20)%
Hybrid Adjustable Rate MBS
Fair Value	$30,060
Change in Fair Value		$(21)	$(688)	$(1,898)
Change as a % of Fair Value		(0.07)%	(2.29)%	(6.32)%
Derivative MBS
Fair Value	$22,282
Change in Fair Value		$(2,997)	$7,833	$71,941
Change as a % of Fair Value		(13.45)%	35.16%	322.87%
Portfolio Total
Fair Value	$97,553
Change in fair Value		$(2,345)	$5,959	$67,370
Change as a % of Fair Value		(2.40)%	6.11%	69.06%
Cash
Fair Value	$4,602

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

Repurchase Agreements

As of June 30, 2010, Bimini Capital had established borrowing facilities in the repurchase agreement market with four counterparties which we believe are in excess of our needs.  None of these lenders are affiliated with Bimini Capital. As of June 30, 2010, we had funding in place with one of those counterparties.  This borrowing is secured by Bimini Capital’s MBS and bears interest rates that are based on a spread to LIBOR.

As of June 30, 2010, Bimini Capital had an obligation outstanding under the repurchase agreement of approximately $71.6 million with a net weighted average borrowing cost of 0.33%. The remaining maturity of Bimini Capital’s outstanding repurchase agreement obligation ranged from 23 to 72 days, with a weighted average maturity of 61 days.  Securing the repurchase agreement obligation as of June 30, 2010, are MBS with an estimated fair value, including accrued interest, of $75.5 million and a weighted average maturity of 264 months. Through August 5, 2010, the Company has been able to maintain its repurchase facility with this counterparty with comparable terms to those that existed at June 30, 2010 with maturities through October 27, 2010.  In addition, through August 5, 2010, the Company has utilized a repurchase facility from second counterparty in the amount of $15.2 million at a borrowing cost of 0.30% and maturing August 27, 2010.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, make margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances and unused borrowing capacity under repurchase agreements.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, cash flows received by OITRS from the residual interests and the collection of servicing advances.  Because our MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our sources of funds.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.  Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Through June 30, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds and/or market interest rates suddenly increase on the mortgages underlying our MBS, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As a result of losses incurred during and shortly after the period when the Company operated its mortgage loan origination business, the Company was forced to materially downsize its operations and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. One consequence of this development was the Company had progressively less access to funding via repurchase agreements and from fewer counterparties.  The Company therefore opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company developed an alternative investment strategy utilizing derivative MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  As described above, this strategy is now a core element of the Company’s investment strategy.

In addition, in October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of June 30, 2010, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

As mentioned above, during 2009, the Company executed two transactions whereby $74 million of its $100 million trust preferred debt was extinguished early.  As a result, the Company’s balance sheet is substantially less leveraged and the associated interest charges have been reduced accordingly.  The repurchase agreement funding markets, while still not functioning as before the financial crisis, have returned to a level of functionality so that most firms managing levered agency PT MBS portfolios have adequate access to funding. Further, the Company has been able to offset the necessity to access the repo funding market with its alternative investment strategy.  The combination of the low funding levels and the alternative investment strategy has enabled the Company to continue to generate net interest margins (“NIM”), well above our historical average.

 Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given the reduced size of its portfolio, even with the benefit of the alternative investment strategy, no assurance can be made of the Company’s ability to generate sufficient net interest income to cover all of its costs.  The Company’s ability to generate sufficient net interest income to cover its costs will also be impacted by funding costs, which in turn will depend on how long funding rates will remain at current levels.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make some complex and subjective decisions and assessments. The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our accounting policies as discussed in our annual report of Form 10-K for the year ended December 31, 2009.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular quarterly reporting period in which costs, if any, are recognized. See also Notes 9 and 12(d) to our accompanying consolidated financial statements.

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification. At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. As of December 31, 2009, the Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. As of August 5, 2010, approximately $0.4 million of the accrual remains. The remainder of the settlement and legal fees and costs associated with finalizing the settlement will be paid by the insurance carrier.  The settlement is contingent upon the parties' executing a written stipulation of settlement, presenting the settlement to the Court for preliminary approval, providing notice to the Class and an opportunity to opt out of the settlement,  and receiving final approval from the Court at a final fairness hearing.  This process is expected to be completed during the current year.  Bimini Capital made no admission of liability in connection with the settlement.  If the settlement is not finalized, the class action would continue.  While Bimini Capital expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on Bimini Capital.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital, the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortuous interference with contract and aiding and abetting breach of fiduciary duty by Bimini Capital and Hexagon. Plaintiff also purported to allege derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini Capital and Hexagon.  On March 26, 2010, all Defendants moved to dismiss each count of Plaintiff's amended complaint.  A hearing was held on June 9, 2010 to allow both parties to present oral arguments in support of their respective positions on the pending motion to dismiss.  As of August 5, 2010, the court has not yet ruled on the motion.  Bimini Capital denies that the repurchase was improper and intends to defend the suit vigorously.

A second complaint by a noteholder in PreTSL XX was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against the same defendants.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd., alleges losses as a result of the same repurchase of securities from PreTSL XX by Bimini.  The plaintiffs in this action have alleged the same causes of action as the plaintiff in the federal court action.  In addition, they have also alleged a cause of action for breach of the covenant of good faith and fair dealing (both directly and derivatively) against BNYM. Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

During the six months ended June 30, 2010, the Company issued 56,285 and 24,216 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its equity securities during the quarter ended June 30, 2010.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 6, 2010	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 6, 2010	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)