Form 10-Q
period 2010-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2010-11-04
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 3, 2010, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was 10,075,235; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 31,938; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 31,938.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS:
Mortgage-backed securities – held for trading
Pledged to counterparties, at fair value	$111,886,318	$104,875,798
Unpledged, at fair value	18,890,755	14,792,697
Total mortgage-backed securities	130,777,073	119,668,495
Cash and cash equivalents	3,070,919	6,400,065
Restricted cash	1,539,210	2,530,000
Principal payments receivable	13,876	93,029
Accrued interest receivable	1,079,236	1,075,052
Property and equipment, net	3,916,321	3,976,546
Prepaids and other assets, net	1,064,238	1,266,278
Assets held for sale, net	11,039,150	14,331,850
Total Assets	$152,500,023	$149,341,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$107,273,502	$100,271,206
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	112,080	131,595
Dividends payable in cash	-	1,877,944
Dividends payable in Class A common stock	-	16,862,469
Accounts payable, accrued expenses and other	1,374,129	926,678
Liabilities related to assets held for sale	6,687,357	7,621,984
Total Liabilities	142,251,508	154,496,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,075,235 shares issued and outstanding as of September 30, 2010 and 2,763,779 shares issued and outstanding as of December 31, 2009	10,075	2,764
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of September 30, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Additional paid-in capital	335,341,651	319,191,227
Accumulated deficit	(325,103,275)	(324,349,056)
Total Stockholders’ Equity (Deficit)	10,248,515	(5,155,001)
Total Liabilities and Stockholders’ Equity (Deficit)	$152,500,023	$149,341,315
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Interest income	$4,969,604	$9,239,776	$1,261,563	$2,882,109
Interest expense	(190,388)	(428,464)	(68,772)	(69,037)
Net interest income, before interest on junior subordinated notes	4,779,216	8,811,312	1,192,791	2,813,072
Interest expense on junior subordinated notes	(1,649,944)	(4,446,112)	(549,982)	(1,057,656)
Net interest income	3,129,272	4,365,200	642,809	1,755,416
(Losses) gains on trading securities	(1,285,816)	4,501,145	(344,360)	1,273,889
Losses on Eurodollar futures	(498,712)	-	(348,725)	-
Net portfolio income (deficiency)	1,344,744	8,866,345	(50,276)	3,029,305

Operating expenses:
Compensation and related benefits	1,179,679	845,291	365,796	233,367
Directors' fees and liability insurance	378,087	359,753	115,707	131,210
Audit, legal and other professional fees	1,948,216	670,033	731,041	110,565
Direct REIT operating expenses	444,924	448,881	147,571	146,113
Other administrative	416,898	358,218	109,058	102,016
Total expenses	4,367,804	2,682,176	1,469,173	723,271

Gain on debt extinguishment	-	32,446,642	-	-

(Loss) income from continuing operations, before income tax benefit	(3,023,060)	38,630,811	(1,519,449)	2,306,034

Income tax benefit	145,000	-	130,000	-
(Loss) income from continuing operations	(2,878,060)	38,630,811	(1,389,449)	2,306,034

Discontinued operations, net of income taxes	2,123,841	(2,108,365)	1,274,675	200,243

Net (loss) income	$(754,219)	$36,522,446	$(114,774)	$2,506,277

Basic And Diluted Net (Loss) Income Per Share Of:
CLASS A COMMON STOCK
Continuing operations	$(0.30)	$13.99	$(0.14)	$0.80
Discontinued operations	0.22	(0.76)	0.13	0.07
Total basic net (loss) income per Class A share	$(0.08)	$13.23	$(0.01)	$0.87
Total diluted net (loss) income per Class A share	$(0.08)	$13.21	$(0.01)	$0.87
CLASS B COMMON STOCK
Continuing operations	$(0.30)	$13.99	$(0.14)	$0.80
Discontinued operations	0.22	(0.76)	0.13	0.07
Total basic net (loss) income per Class B share	$(0.08)	$13.23	$(0.01)	$0.87
Total diluted net (loss) income per Class B share	$(0.08)	$13.21	$(0.01)	$0.87
Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic	9,539,145	2,728,679	10,074,233	2,834,126
Diluted	9,539,145	2,733,110	10,074,233	2,834,126
CLASS B COMMON STOCK, basic and diluted	31,938	31,939	31,938	31,939
Dividends Declared Per Share Of:
Class A common stock	$0.06	$-	$-	$-
Class B common stock	$0.06	$-	$-	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
Nine Months Ended September 30, 2010

	Common Stock, Amounts at par value			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balances, January 1, 2010	$2,764	$32	$32	$319,191,227	$(324,349,056)	$(5,155,001)
Net loss	-	-	-	-	(754,219)	(754,219)
Dividends paid in shares of Class A Common Stock	7,241	-	-	16,647,596	-	16,654,837
Cash dividends declared	-	-	-	(629,784)	-	(629,784)
Issuance of Class A common shares for board compensation	129	-	-	122,076	-	122,205
Class A shares repurchased and retired	(59)	-	-	(50,973)	-	(51,032)
Amortization of equity plan compensation	-	-	-	61,509	-	61,509
Balances, September 30, 2010	$10,075	$32	$32	$335,341,651	$(325,103,275)	$10,248,515
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(754,219)	$36,522,446
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	(2,123,841)	2,108,365
Stock based compensation and equity plan amortization	183,714	173,974
Depreciation and amortization	183,581	398,861
Losses (gains) on trading securities	1,285,816	(4,501,145)
Losses on Eurodollar futures	498,712	-
Gain on debt extinguishment	-	(32,446,642)
Changes in operating assets and liabilities:
Accrued interest receivable	(4,184)	(196,725)
Prepaids and other assets	84,309	152,933
Accrued interest payable	(19,515)	31,106
Accounts payable, accrued expenses and other	239,817	(295,428)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(425,810)	1,947,745
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(130,415,299)	(88,747,120)
Sales	92,104,494	161,116,043
Principal repayments	25,995,565	19,340,077
Decrease in restricted cash	492,077	-
Purchases of property and equipment	(5,624)	(9,205)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11,828,787)	91,699,795
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	387,531,457	1,539,177,114
Principal payments on repurchase agreements	(380,529,160)	(1,626,335,982)
Cash paid to extinguish long-term debt	-	(18,040,361)
Dividends paid in cash	(2,507,729)	-
Stock repurchases	(51,032)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,443,536	(105,199,229)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Net cash provided by operating activities	4,481,915	18,667,896
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	4,481,915	18,667,896

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,329,146)	7,116,207
CASH AND CASH EQUIVALENTS, beginning of the period	6,400,065	7,668,581
CASH AND CASH EQUIVALENTS, end of the period	$3,070,919	$14,784,788
(Continued)

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,742,116	$4,517,169
Income taxes	$910,538	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Security acquisition settled in later period	$-	$21,196,541
Dividends paid in shares of Class A Common Stock, net of shares withheld to satisfy tax withholding obligations related to dividends paid related to stock incentive plans.	$16,654,837	$-

Assets and liabilities retired through debt extinguishment transaction:
Investment in Bimini Capital Trust I	$-	$1,550,000
Unamortized debt issuance costs	-	356,820
Junior subordinated notes due to Bimini Capital Trust I	-	34,050,000
Accrued interest payable due to Bimini Capital Trust I	-	843,822

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2010

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

Liquidity

The financing market utilized by the Company to fund its MBS portfolio, as well as the market for MBS securities, have stabilized after undergoing unprecedented turmoil in 2008 and early 2009.  However, conditions in the market, while stable, are far from the conditions that existed prior to the crisis. The Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, and diversify its access to repurchase agreement funding.  The Company’s alternative investment strategy that utilizes structured MBS has been elevated to a core element of its investment strategy and liquidity management. However, the Company’s ability to utilize this element of our investment strategy is limited because such investments do not satisfy the asset criteria to meet Investment Company Act requirements.  Further, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

During the second quarter of 2007, the Company closed OITRS’ wholesale and conduit mortgage loan origination channels and, during the second and third quarters of 2007, sold substantially all of the operating assets of OITRS.  Therefore, all of OITRS’s assets were considered as held for sale, and OITRS was then reported as a discontinued operation for all periods presented following applicable accounting standards.  At September 30, 2010, the remaining assets and liabilities are considered to be contingent and continue to be recorded by OITRS pursuant to the terms of the disposal of the operations, with the exception of retained interests, the disposal of which has been delayed as a result of the lingering effect of the financial market crisis and a significant lack of investor interest in such securities. However, while the market for such retained interests is temporarily inactive as a result of continued deterioration in the underlying collateral, the Company has made every effort to market such securities to known market participants who have been active in the past.  Accordingly, all current and prior financial information related to OITRS and the mortgage banking business is presented as discontinued operations in the accompanying consolidated financial statements. Refer to Note 12 - Discontinued Operations.

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

Cash and Cash Equivalents and Restricted Cash

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

The Company and its subsidiaries maintain cash balances at three banks.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2010, uninsured deposits were approximately $2.6 million.

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

Derivative Financial Instruments

The Company has entered into derivative financial instruments to manage interest rate risk, facilitate asset/liability strategies, and manage other exposures, and it may continue to do so in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges.  FASB ASC 815, Derivatives and Hedging, requires that all derivative investments be carried at fair value.

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

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  September 30, 2010 and December 31, 2009, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and it is unclear what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in the Note 6 to the financial statements.

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

Bimini Capital’s property and equipment as of September 30, 2010 and December 31, 2009, is presented net of accumulated depreciation of approximately $671,000 and $604,000, respectively. Depreciation expense was approximately $66,000 and $21,000 for the nine and three months ended September 30, 2010, respectively, and $73,000 and $22,000 for the nine and three months ended September 30, 2009, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  At September 30, 2010, the Company had outstanding balances under repurchase agreements with two lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) of $4.9 million; see Note 4.

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

Income Taxes

Bimini Capital has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At September 30, 2010, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 12, Discontinued Operations, OITRS is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital.   The Company files federal and state tax returns for both the REIT and the taxable REIT subsidiary.  Generally, returns for all periods after 2005 remain open for examination.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s Mortgage-Backed Securities portfolio as of September 30, 2010 and December 31, 2009:

(in thousands)
	September 30, 2010	December 31, 2009
Pass-Through Certificates:
Hybrid Arms	$2,794	$67,036
Adjustable-rate Mortgages	60,075	32,598
Fixed-rate Mortgages	49,017	5,241
Total Pass-Through Certificates	111,886	104,875
Structured MBS Certificates:
Structured MBS	18,891	14,793
Totals	$130,777	$119,668

The following table summarizes the Company’s Mortgage-Backed Securities portfolio as of September 30, 2010 and December 31, 2009, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

in thousands)
	September 30, 2010	December 31, 2009
Less than one year	$-	$-
Greater than one year and less than five years	1,988	3,495
Greater than five years and less than ten years	11,149	1,800
Greater than or equal to ten years	117,640	114,373
Totals	$130,777	$119,668

NOTE 3.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Class B common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met at September 30, 2010 and 2009.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met at September 30, 2010 and 2009.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three and nine months ended September 30, 2010 and 2009. The basic and diluted per share computations for the nine and three months ended September 30, 2009, included a weighted average of 38,828 and 100,000 of these unvested incentive plan shares, respectively, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations for the nine and three months ended September 30, 2010, even though they are participating securities.

The Company previously issued stock incentive plan shares that were not dividend eligible.  For the nine months ended September 30, 2009, a weighted average 4,430 of such plan shares are included in the diluted per share computations, respectively. There were no such plan shares outstanding during the three months ended September 30, 2009 or the nine and three months ended September 30, 2010.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted EPS per Class A common share:
Income (loss) available to Class A common shares:
Continuing operations	$(2,868)	$38,184	$(1,385)	$2,280
Discontinued operations	2,117	(2,084)	1,271	198
	$(751)	$36,100	$(114)	$2,478
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,075	2,749	10,075	2,749
Unvested dividend-eligible stock incentive plan shares outstanding at the balance sheet date	-	100	-	100
Effect of weighting	(536)	(120)	(1)	(15)
Weighted average shares-basic	9,539	2,729	10,074	2,834
Effect of dilutive stock incentive plan shares	-	4	-	-
Weighted average shares-diluted	9,539	2,733	10,074	2,834
Earnings (loss) per Class A common share – basic:
Continuing operations	$(0.30)	$13.99	$(0.14)	$0.80
Discontinued operations	0.22	(0.76)	0.13	0.07
	$(0.08)	$13.23	$(0.01)	$0.87
Earnings (loss) per Class A common share – diluted:
Continuing operations	$(0.30)	$13.97	$(0.14)	$0.80
Discontinued operations	0.22	(0.76)	0.13	0.07
	$(0.08)	$13.21	$(0.01)	$0.87

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Basic and diluted EPS per Class B common share:
Income (loss) available to Class B common shares:
Continuing operations	$(10)	$447	$(4)	$26
Discontinued operations	7	(24)	4	2
	$(3)	$423	$-	$28
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	$32	$32	$32	$32
Earnings (loss) per Class B common share – basic:
Continuing operations	$(0.30)	$13.99	$(0.14)	$0.80
Discontinued operations	0.22	(0.76)	0.13	0.07
	$(0.08)	$13.23	$(0.01)	$0.87
Earnings (loss) per Class B common share – diluted:
Continuing operations	$(0.30)	$13.97	$(0.14)	$0.80
Discontinued operations	0.22	(0.76)	0.13	0.07
	$(0.08)	$13.21	$(0.01)	$0.87

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2010, Bimini Capital had outstanding repurchase obligations of approximately $107.3 million with a net weighted average borrowing rate of 0.32%. These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $112.2 million.  As of December 31, 2009, Bimini Capital had outstanding repurchase obligations of approximately $100.3 million with a net weighted average borrowing rate of 0.30%.  These agreements were collateralized by MBS with a fair value of approximately $105.2 million.

As of September 30, 2010 and December 31, 2009, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
September 30, 2010
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including accrued interest receivable	$-	$14,057	$15,419	$82,758	$112,234
Repurchase agreement liabilities associated with these securities	$-	$13,384	$14,675	$79,215	$107,274
Net weighted average borrowing rate	-	0.33%	0.30%	0.32%	0.32%
December 31, 2009
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including accrued interest receivable	$-	$67,599	$37,644	$-	$105,243
Repurchase agreement liabilities associated with these securities	$-	$65,120	$35,151	$-	$100,271
Net weighted average borrowing rate	-	0.31%	0.29%	-	0.30%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at September 30, 2010 and December 31, 2009 is as follows:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
September 30, 2010
MF Global, Inc.	$4,197	91
December 31, 2009
MF Global, Inc.	$4,929	38
(1)	Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, during the second quarter of 2010, the Company economically hedged a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company did not elect hedging treatment under the current accounting standards, and as such all gains and losses for the three and nine months ended are reflected in earnings.

As of September 30, 2010, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at September 30, 2010 is approximately $249,000 and is reflected in restricted cash.

The Company’s Eurodollar futures contracts are used to lock in a fixed rate related to a portion of its junior subordinated notes.  As of September 30, 2010, the Company has effectively locked in a weighted-average fixed rate of 1.59% on $26 million of its junior subordinated notes through March 2013.  As of September 30, 2010, the Company’s positions in Eurodollar futures contracts, as well as losses reported in income for the nine and three months then ended were as follows:

(in thousands)
		Losses for the Period Ended September 30, 2010
Expiration	Notional Amount	Nine Months	Three Months
December 2010	$26,000	$29	$26
March 2011	26,000	41	28
June 2011	26,000	54	30
September 2011	26,000	65	33
December 2011	26,000	75	38
March 2012	26,000	84	43
June 2012	26,000	33	33
September 2012	26,000	37	37
December 2012	26,000	40	40
March 2013	26,000	41	41
		$499	$349

NOTE 6.  TRUST PREFERRED SECURITIES

As of September 30, 2010 and December 31, 2009, Bimini Capital sponsored one statutory trust, known as Bimini Capital Trust II (“BCTII”) of which 100% of the common equity is owned by the Bimini Capital, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by the trust are the sole assets of that trust.

The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness. As of September 30, 2010 and December 31, 2009, the outstanding principal balance on the junior subordinated debt securities owed to BCTII is $26.8 million.

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

Issuances of Common Stock

During the nine and three months ended September 30, 2010, the Company issued a total of 129,301 and 48,800 shares of its Class A Common Stock to its independent directors for the payment of director fees.

During the nine and three months ended September 30, 2009, the Company issued a total of 118,719 and 17,781 shares of its Class A Common Stock to its independent directors for the payment of director fees for services rendered and 9,781 and 0 shares of its Class A Common Stock to employees pursuant to the terms of its stock incentive plan grants.

On January 19, 2010, the Company issued 7,241,446 shares of its Class A common stock in connection with a special dividend described more fully below.

There were no issuances of the Company's Class B Common Stock and Class C Common Stock.

Stock Repurchases

On June 29, 2010, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Class A common stock.  Through September 30, 2010, the Company has repurchased 58,846 shares under the plan, for a total of approximately $51,000.

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

A liability of $18.7 million was recorded as of December 31, 2009 related to the special dividend.  This liability consisted of both the cash portion of the dividend declared and the fair value of the shares of Class A Common Stock to be issued.  The liability was settled in January 2010 for $1.9 million in cash and an increase in stockholders’ equity of $16.8 million, representing the fair value of the shares issued.

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

On October 4, 2010, the Company's Board of Directors declared a $0.03 per share cash dividend to the holders of its dividend eligible securities on the record date of October 15, 2010.  The distribution totaling approximately $315,000 was paid on October 29, 2010.

Based on reported operating results to date, the Company believes that the dividends declared in 2010 may not be taxable to the recipient, but will be treated as a return of capital for tax purposes. The Company has net operating loss and capital loss carry-forwards from prior years available to offset taxable income and capital gains, respectively, earned in 2010.  After application of such carry-forwards, and given year to date results, it is possible all or part of the dividends declared in 2010 will not be paid from REIT taxable income.  To the extent dividends exceed REIT taxable earnings, the dividends will constitute a return of capital.

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through March 15, 2015. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares was approximately $62,000 and $27,000 for the nine and three months ended September 30, 2010, respectively, and $67,000 and $7,000 for the nine and three months ended September 30, 2009.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the nine month periods ended September 30, 2010 and 2009 is presented below:

	Nine Months Ended September 30,
	2010		2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	102,000	$1.58	13,237	$5.79
Granted	302,000	0.97	100,000	1.50
Vested	-	-	(8,197)	7.36
Forfeited	-	-	(5,040)	3.24
Nonvested, at September 30	404,000	$1.12	100,000	$1.50

As of September 30, 2010, there was approximately $375,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 48.7 months.  All of the remaining outstanding unvested awards at September 30, 2010 were granted with dividend participation rights.

Bimini Capital previously adopted the 2004 Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan was an annual bonus plan that permitted the issuance of the Company’s Class A Common Stock in payment of stock-based awards made under the plan.  The Performance Bonus Plan was terminated by the Board of Directors on April 1, 2010. No stock-based awards were made and no shares of the Company’s stock were issued under the Performance Bonus Plan.

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

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. Bimini Capital made no admission of liability in connection with the settlement.  As of December 31, 2009, the Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. On October 14, 2010, the remaining $0.4 million of the accrual was remitted to an escrow account established by plaintiff to be included in the settlement fund. The remainder of the settlement will be paid by the D&O carrier.  A written stipulation of settlement was presented to the Court and a preliminary approval was granted on September 14, 2010.  Notices were sent to members of the Class in order to provide the members of the class an opportunity to opt out of the settlement.  Members have until November 11, 2010 to elect out of the settlement. A final fairness hearing will be held on December 9, 2010.  If the requisite percent of members (5%) do not opt out of the settlement, the settlement will become final.  If the settlement is not finalized, the class action would continue.  While the Company expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on the Company.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital Management, Inc. ("Bimini"), the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that Plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortious interference with contract and aiding and abetting breach of fiduciary duty by Bimini and Hexagon. Plaintiff also alleges derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini and Hexagon. On March 26, 2010, all Defendants moved to dismiss each count of Plaintiff's amended complaint. A hearing was held on June 9, 2010 to allow both parties to present oral arguments in support of their respective positions on the pending motion to dismiss.  As of November 3, 2010, the court has not yet ruled on the motion.  Discovery and depositions related to the matter are substantially complete and expert witnesses for both sides have been retained and submitted expert reports. A Motion for Summary Judgment will be filed by Bimini if the motion for dismissal is denied in whole or in part.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

A second complaint by a noteholder in PreTSL XX was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against the same defendants.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd., alleges losses as a result of the same repurchase of securities from PreTSL XX by Bimini.  The plaintiffs in this action have alleged the same causes of action as the plaintiff in the federal court action.  In addition, they have also alleged a cause of action for breach of the covenant of good faith and fair dealing (both directly and derivatively) against BNYM. Defendants and nominal defendants have moved to stay that action pending resolution of the federal action initiated by R. Davis Howe, and that motion is currently pending before the court. Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

NOTE 10.  INCOME TAXES

REIT taxable income (loss), as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Code, which is different from the Company’s financial statement net income (loss) as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income (loss) and the Company’s financial statement net income (loss) can be substantial and each item can affect several years.  Bimini Capital’s REIT taxable loss for the nine months ended September 30, 2010 is estimated to be $3.8 million. During the nine months ended September 30, 2010, a GAAP financial statement gain on MBS sales of approximately $0.1 million was realized; for tax purposes, realized capital gains for this period was approximately $1.1 million.  Since there are tax capital losses available to offset the tax capital gains, the tax gains did not increase REIT taxable income for the period ended September 30, 2010.

 During the nine months ended September 30, 2010, fair value adjustments on the MBS portfolio of approximately $(1.4) million were recorded on the GAAP financial statements; for tax purposes, these fair value adjustments will not be taken into account until the underlying security is sold.  Other differences between GAAP financial statement results and REIT taxable income (loss) include the results of the discontinued operations (which does not impact REIT taxable income), the different tax and book accounting methods used for calculating interest income, and depreciation and amortization.

As of September 30, 2010, Bimini Capital has approximately $56.2 million of remaining capital loss carryforwards available to offset future capital gains. As of September 30, 2010, Bimini Capital has a REIT tax net operating loss carryforward of approximately $4.5 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards begin to expire in 2012, and the net operating loss carryforwards begin to expire in 2028. Bimini Capital’s REIT taxable income for the nine months ended September 30, 2009 was estimated to be $11.0 million.  This amount included a gain on debt extinguishment, and is net of a tax net operating loss carryforward.

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

Fair value is used to measure the trading portfolio on a recurring basis.  The fair values as of September 30, 2010 and December 31, 2009 are determined as follows:

(in thousands)
	September 30, 2010	December 31, 2009
Quoted Prices in Active Markets for Identical Assets (Level 1)	$-	$-
Significant Other Observable Inputs (Level 2)	130,777	119,668
Significant Unobservable Inputs (Level 3)	-	-
Total Fair Value Measurements	$130,777	$119,668

NOTE 12.   DISCONTINUED OPERATIONS

OITRS

The results of the discontinued operations of OITRS included in the accompanying consolidated statements of operations for the nine and three months ended September 30, 2010 and 2009 were as follows:

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Fair value adjustment on retained interests	$2,896	$(298)	$1,528	$618
Other	(772)	(1,810)	(253)	(418)
Income (loss) from discontinued operations, net of taxes	$2,124	$(2,108)	$1,275	$200

The assets and liabilities of OITRS included in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 were as follows:

(in thousands)
	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$167	$70
Retained interests (a)	5,474	5,934
Receivables (b)	3,964	6,046
Prepaids and other assets	1,434	2,282
Assets held for sale	$11,039	$14,332
Liabilities
Accounts payable, accrued expenses and other (c and d)	6,687	7,622
Liabilities related to assets held for sale	$6,687	$7,622

(a) – Retained interests

The following table summarizes OITRS’s residual interests in asset backed securities as of September 30, 2010 and December 31, 2009:

 (in thousands)
Series	Issue Date	September 30, 2010	December 31, 2009
HMAC 2004-1	March 4, 2004	$572	$757
HMAC 2004-2	May 10, 2004	807	1,340
HMAC 2004-3	June 30, 2004	2,245	1,541
HMAC 2004-4	August 16, 2004	1,297	1,280
HMAC 2004-5	September 28, 2004	553	1,016
Total		$5,474	$5,934

As of September 30, 2010 and December 31, 2009, key economic assumptions and the sensitivity of the current fair value of residual cash flows to the immediate 10% and 20% adverse change in those assumptions are as follows:

(in thousands)
	September 30, 2010	December 31, 2009
Balance sheet carrying value of retained interests – fair value	$5,474	$5,934
Weighted average life (in years)	0.89	0.22
Prepayment assumption (annual rate)	10.00%	12.65%
Impact on fair value of 10% adverse change	$(163)	$(37)
Impact on fair value of 20% adverse change	$(311)	$(51)
Expected credit losses (% of original unpaid principal balance)	11.64%	9.08%
Impact on fair value of 10% adverse change	$(778)	$(242)
Impact on fair value of 20% adverse change	$(1,377)	$(439)
Residual cash-flow discount rate	27.50%	27.50%
Impact on fair value of 10% adverse change	$(104)	$(42)
Impact on fair value of 20% adverse change	$(203)	$(83)
Interest rates on variable and adjustable loans and bonds	Forward LIBOR Yield Curve	Forward LIBOR Yield Curve
Impact on fair value of 10% adverse change	$2,154	$(113)
Impact on fair value of 20% adverse change	$2,035	$(214)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based upon a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of the variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. To estimate the impact of a 10% and 20% adverse change of the Forward LIBOR curve, a parallel shift in the Forward LIBOR curve was assumed based on the Forward LIBOR curve as of September 30, 2010 and December 31, 2009.

Static pool loss percentages are calculated by using the original unpaid principal balance of each pool of assets as the denominator.

(in thousands)
			As of September 30, 2010
Series	Issue Date	Original Unpaid Principal Balance	Actual Losses	Projected Future Credit Losses	Projected Total Credit Losses
HMAC 2004-1	March 4, 2004	$309,710	1.11%	4.15%	5.26%
HMAC 2004-2	May 10, 2004	388,737	1.66%	6.16%	7.82%
HMAC 2004-3	June 30, 2004	417,055	1.63%	7.24%	8.87%
HMAC 2004-4	August 16, 2004	410,123	1.32%	5.49%	6.81%
HMAC 2004-5	September 28, 2004	413,875	2.03%	6.39%	8.42%
Total		$1,939,500	1.57%	5.98%	7.55%

The table below summarizes certain cash flows received from and paid to securitization trusts for the nine months ended September 30, 2010 and 2009:

(in thousands)
	Nine months Ended September 30,
	2010	2009
Servicing advances and repayments	$2,071	$11,010
Cash flows received on retained interests	3,357	7,847

The following information presents quantitative information about delinquencies and credit losses on securitized financial assets as of September 30, 2010 and December 31, 2009:

(in thousands)
As of Date	Total Principal Amount of Loans	Principal Amount of Loans 60 Days or more delinquent	Net Credit Losses
September 30, 2010	$389,839	$44,719	$30,522
December 31, 2009	428,716	61,269	22,753

(b) – Receivables, net

Receivables consist of the following as of September 30, 2010 and December 31, 2009:

 (in thousands)
	September 30, 2010	December 31, 2009
Servicing advances, net of allowance for doubtful accounts of $256	$2,630	$4,701
Servicing sales	936	936
Others	398	409
	$3,964	$6,046

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

 (c)  - Income taxes

OITRS is a tax paying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, OITRS separately reports an income tax provision or benefit based on its own taxable activities.  The income tax provisions for the nine-month and three-month periods ended September 30, 2010 and 2009 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.

During the nine-month period ended September 30, 2010, and during the three-month periods ended September 30, 2010 and 2009, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of tax net operating losses to offset estimated taxable income for the respective periods; therefore, there are no income tax provisions related to the results of operations.  The net deferred tax asset generated by the net loss incurred during the nine-month period ended September 30, 2009 is offset in its entirety by a deferred tax asset valuation allowance, and the amounts of the gross tax benefit generated by this loss is reduced by an offsetting valuation allowance of the same amount.

The net deferred tax assets and offsetting valuation allowances at September 30, 2010 and December 31, 2009 were approximately $101.2 million and $102.2 million, respectively.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income within OITRS.  At September 30, 2010 and December 31, 2009, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax net operating loss (“NOL”) carryforwards, which are the primary deferred tax assets of OITRS; therefore, an allowance for the full amount of the net deferred tax assets has been recorded.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment.

As of September 30, 2010, OITRS had an estimated federal tax NOL carryforward of approximately $272.1 million, and estimated available state NOLs of approximately $63.2 million, which begin to expire in 2025, and are fully available to offset future taxable income.

During 2008, OITRS re-evaluated a previous tax position with regards to the taxation of excess inclusion income (“EII”).  OITRS holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006.  Some of these REMICs generate EII, which is a specific type of taxable income, pursuant to specific provisions of the Code.  OITRS based its previously-held tax position on advice received from tax consultants regarding the taxation of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the year 2008 re-evaluation of the tax position, which included consulting with additional tax experts, OITRS concluded that is was no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due was still uncertain.  Therefore, during 2008, OITRS recorded a tax provision for $1.5 million for taxes that may be due on EII;  this provision amount was unchanged through June 30, 2010.  Interest of $0.6 million was accrued on this tax provision through June 30, 2010.

OITRS continued to research all the tax issues relating to EII and its ownership of the REMICs, and during the calendar quarter ended September 30, 2010, it reached a tax filing position relating to this matter.  As part of the filing of its year 2009 tax returns (filed in September 2010), and as more fully described below, OITRS included a notice of inconsistent treatment in its tax returns, reported EII taxable income of approximately $2.3 million, and paid $0.8 million of income tax, interest and penalties.  Because of the continued uncertainty surrounding this tax matter, OITRS will continue to account for this tax issue as being more likely than not that the tax position would not be fully sustained upon examination.  Therefore as of September 30, 2010, OITRS has an accrued tax provision remaining on its books of about $0.8 million for taxes that may be due in the future on EII income, and an interest and penalty accrual totaling approximately $0.5 million on this tax provision.

The tax filing position taken was based on the belief that the EII income amounts reported to OITRS on IRS Forms Schedule Q, as computed and provided by the REMIC trustee, Wells Fargo Bank, were based on industry conventions that were materially inappropriate given the housing market collapse which began in 2007.  Some of the matters raising concern as to appropriateness of the Schedule Q reports include:  losses ten or more times the levels anticipated when they were issued, and cumulative deficits in the capital accounts of the REMICs of $110.6 million as of the end of 2009, less than five years after the first REMIC was issued. OITRS management believes the loan default levels experienced by these REMICs have materially distorted all of the EII income amounts calculated and reported by the trustee.  The federal tax return reporting process for REMICs specifically allows for the reporting and disclosure of a taxpayer taking a tax filing position inconsistent with the Schedule Qs provided by the REMIC trustee.  In making the needed adjustments for the distortions caused by the trustee’s application of improper assumptions in calculating the EII described above, management has tabulated an estimated taxable income amount for its REMIC interests from inception, and then reported and taxed that amount on the year 2009 income tax return for OITRS.

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

OITRS recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the nine months ended September 30, 2010 and 2009 are presented below:

(in thousands)
	Nine Months Ended September 30,
	2010	2009
Balance—Beginning of period	$5,149	$7,303
Provision	48	468
Settlements	(110)	(2,622)
Balance—End of period	$5,087	$5,149

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  A mediation hearing was held on February 23, 2010.  The parties continued settlement discussions for several months but did not reach a settlement.  On September 17, 2010, Coast filed a Motion for Substitution of Counsel and subsequently filed a Motion for Partial Summary Judgment on the issue of whether the alleged oral contract is subject to Florida’s statute of Frauds.  That motion has not yet been scheduled for argument.  At this juncture, it appears Coast will continue to litigate the matter, although the parties may continue to discuss settlement outside of court. The Company has meritorious defenses to Coast’s claims and in the event a settlement is not reached, the Company will continue to defend this matter vigorously.

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

The following table presents financial assets measured at fair value on a recurring basis:

(in thousands)
		Fair Value Measurements at September 30, 2010, Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage loans held for sale	$40	$-	$-	$40
Retained interests	5,474	-	-	5,474

A reconciliation of activity for the nine months ended September 30, 2010 for assets measured at fair value based on significant unobservable (non-market) information (Level 3) is presented in the following table:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests
Beginning balance	$207	$5,934
Gain included in earnings	73	2,897
Collections, losses, sale and settlements	(240)	(3,357)
Ending Balance	$40	$5,474

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

Introduction

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.”  Further, references to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Orchid Island TRS, LLC and its consolidated subsidiaries. This entity, which was previously named Opteum Financial Services, LLC, and referred to as “OFS,” was renamed Orchid Island TRS, LLC effective July 3, 2007.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC or to OFS (such as in previously filed documents or Exhibits) now means Orchid Island TRS, LLC or “OITRS.”  References to the “Company” refer to the consolidated entity (the combination of Bimini Capital and OITRS).

Bimini Capital Management, Inc., formerly Opteum Inc. and Bimini Mortgage Management, Inc., was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital will deploy its capital into two core strategies.  The two strategies are a levered mortgage-backed securities portfolio and an unlevered structured mortgage-backed securities portfolio.  The leverage applied to the mortgage-backed securities portfolio will typically be less than twelve to one.  Bimini Capital manages its portfolio of agency mortgage-backed securities and structured mortgage-backed securities to generate income derived from the net interest margin of its mortgage-backed securities portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured mortgage-backed securities.  Bimini Capital treats its remaining junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of OITRS, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, OITRS signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on September 30, 2007 and OITRS has not operated a mortgage loan origination business since that date.

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
Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiary do not impact REIT taxable income, and unrealized gains or losses on the trading securities portfolio do not impact REIT taxable income.

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

Results of Operations:

Net Income Summary

Described below are the Company’s results of operations for the nine and three months ended September 30, 2010, as compared to the Company’s results of operations for the nine and three months ended September 30, 2009. During the year ended December 31, 2007, the Company ceased all mortgage origination business at OITRS, and therefore the results of those operations are reported in the financial statements as discontinued operations.

Consolidated net loss for the nine months ended September 30, 2010 was $0.8 million, or $0.08 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $36.5 million, or $13.23 and $13.21 basic and diluted income per share, respectively, for the nine months ended September 30, 2009.  The decrease of $37.3 million was primarily the result of the gain on debt extinguishment of approximately $32.4 million reported by the Company during the second quarter of 2009.  There was no such gain reported during the 2010 period. The balance of the decline was the result of net portfolio income decreasing by $7.5 million (as a result of a decrease of $5.8 million in gains/(losses) on trading securities) and an increase in operating expenses of $1.7 million from the previous year.  Offsetting the adverse movement in earnings for the period, interest on the junior subordinated notes decreased by $2.8 million for the nine months ended September 30, 2010 versus the comparable period in 2009.  Finally, results from discontinued operations improved from a loss of $2.1 million for the nine month period ended September 30, 2009, to income of $2.1 million for the nine months ended September 30, 2010.

Consolidated net loss for the three months ended September 30, 2010 was $0.1 million, or $0.01 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $2.5 million, or $0.87 basic and diluted income per share for the three months ended September 30, 2009.  The decrease in net income of $2.6 million was due to a decrease in net portfolio income of $3.1 million and an increase in operating expenses of $0.7 million, partially offset by an increase in results from discontinued operations of $1.1 million.

Loss from continuing operations for the nine months ended September 30, 2010 was $2.9 million, or $0.30 basic and diluted loss per share of Class A Common Stock, compared to income of $38.6 million, or $13.99 and $13.97 basic and diluted income per share of Class A Common Stock, respectively, for the nine months ended September 30, 2009.  For the three months ended September 30, 2010 and 2009, the Company reported a loss of $1.4 million and income of $2.3 million, respectively, from continuing operations. On a per share basis, the loss from continuing operations was $0.14 basic and diluted for the three months ended September 30, 2010, and the income was $0.80 basic and diluted for the three months ended September 30, 2009.

Net Portfolio Income

During the nine months ended September 30, 2010, the REIT generated $4.8 million of net portfolio interest income; consisting of $5.0 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2009, the REIT generated $8.8 million of net portfolio interest income; consisting of $9.2 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.

During the three months ended September 30, 2010, the REIT generated $1.2 million of net portfolio interest income; consisting of $1.3 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the three month period ended September 30, 2009, the REIT generated $2.8 million of net portfolio interest income; consisting of $2.9 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

The tables below provide quarterly information. The first table displays our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for the quarters ended September 30, 2010, June 30, 2010, March 31, 2010, for each quarter of 2009 and for the nine month periods ended September 30, 2010 and 2009.

(dollars in thousands)
	Average Mortgage-Backed Securities Held	Interest Income	Yield on Average Mortgage-Backed Securities	Average Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Portfolio Interest Income	Net Interest Spread
Three Months Ended,
September 30, 2010	$114,165	$1,262	4.42%	$89,440	$69	0.31%	$1,193	4.11%
June 30, 2010	99,856	1,810	7.25%	74,163	53	0.29%	1,757	6.96%
March 31, 2010	110,914	1,898	6.85%	88,495	68	0.31%	1,830	6.54%
December 31, 2009	112,973	1,784	6.32%	80,904	59	0.29%	1,725	6.03%
September 30, 2009	100,386	2,882	11.48%	65,712	69	0.42%	2,813	11.06%
June 30, 2009	92,949	2,683	11.55%	72,312	105	0.58%	2,578	10.97%
March 31, 2009	131,756	3,674	11.16%	111,715	254	0.91%	3,420	10.25%
Nine Months Ended,
September 30, 2010	$108,312	$4,970	6.12%	$84,033	$190	0.30%	$4,779	5.82%
September 30, 2009	108,364	9,240	11.37%	83,246	428	0.69%	8,811	10.68%

The second table below breaks out the income components into our respective sub-portfolios, consisting of structured MBS and pass-though (“PT”) MBS.

(dollars in thousands)
	Average Mortgage-Backed Securities Held			Interest Income			Realized Yield on Average Mortgage-Backed Securities
	PT Sub-Portfolio	Structured MBS Sub-Portfolio	Total	PT Sub-Portfolio	Structured MBS Sub-Portfolio	Total	PT Sub-Portfolio	Structured MBS Sub-Portfolio	Total
Three Months Ended,
September 30, 2010	$93,579	$20,586	$114,165	$833	$429	$1,262	3.56%	8.31%	4.42%
June 30, 2010	79,691	20,165	99,856	763	1,047	1,810	3.83%	20.76%	7.25%
March 31, 2010	94,493	16,421	110,914	1,051	847	1,898	4.45%	20.64%	6.85%
December 31, 2009	96,157	16,816	112,973	856	929	1,784	3.56%	22.09%	6.32%
September 30, 2009	81,298	19,088	100,386	741	2,141	2,882	3.64%	44.88%	11.48%
June 30, 2009	77,888	15,061	92,949	853	1,830	2,683	4.38%	48.60%	11.55%
March 31, 2009	119,601	12,155	131,756	1,632	2,043	3,674	5.46%	67.22%	11.16%
Nine Months Ended,
September 30, 2010	$89,254	$19,058	$108,312	$2,647	$2,322	$4,970	3.96%	16.24%	6.12%
September 30, 2009	92,929	15,434	108,364	3,226	6,014	9,240	4.63%	51.95%	11.37%

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

Interest Income and Average Earning Asset Yield

Average MBS were $108.3 million and $108.4 million for the nine months ended September 30, 2010 and 2009, respectively.  Interest income was $5.0 million for the nine months ended September 30, 2010 and $9.2 million for the nine months ended September 30, 2009.  The yield on average MBS decreased from 11.37% for the nine months ended September 30, 2009 to 6.12% for the nine months ended September 30, 2010.  Average MBS decreased by $0.1 million, although the composition of the portfolio was changed as the allocation to higher yielding structured MBS was increased. However, the reallocation resulted in a decrease in interest income of $4.3 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The decrease in interest income for the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009, was primarily driven by a decline in the average yield of structured MBS, which averaged 51.95% for the nine months ended September 30, 2009, versus 16.24% for the comparable period ended September 30, 2010.  Also contributing to the decline in interest income was a decline in the average coupon on the PT MBS portfolio from 4.63% to 3.96%, coupled with a decline in the average size of the PT MBS portfolio from $92.9 million to $89.3 million for the nine months ended September 30, 2009, and September 30, 2010, respectively.

Average MBS were $114.2 million and $100.4 million for the three months ended September 30, 2010 and 2009, respectively.  Interest income was $1.3 million for the three months ended September 30, 2010 and $2.9 million for the three months ended September 30, 2009.  The yield on average MBS decreased from 11.48% for the three months ended September 30, 2009 to 4.42% for the three months ended September 30, 2010.  In particular, the average yield on the structured portfolio decreased from 44.88% for the three months ended September 30, 2009, versus 8.31% for the three months ended September 30, 2010.  The increase in the aggregate average MBS portfolio of $13.8 million was not enough to offset the decrease in average yields, particularly the structured MBS portfolio, resulting in the decline in interest income of $1.6 million for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.  Further, the increase in average MBS for the period ended September 30, 2010 over the comparable period in 2009 was primarily attributable to an increase in the structured MBS sub-portfolio, with yields available in the market substantially less than the same period in 2009, a quarter in close proximity to the height of the financial crisis.

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $84.0 million and total interest expense was $0.2 million for the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, average outstanding repurchase agreements were $83.2 million and total interest expense was $0.4 million.  Our average cost of funds was 0.30% for the nine months ended September 30, 2010 and 0.69% for the nine months ended September 30, 2009.  The cost of funds rate decreased by 39 basis points and the average outstanding repurchase agreements decreased by $0.8 million for the nine months ended September 30, 2010 when compared to the same period ended September 30, 2009.  Interest expense for the nine months ended September 30, 2010 decreased by $0.2 million, when compared to the nine months ended September 30, 2009, due to the decrease in the average outstanding repurchase agreements and the average cost of funds rate.

Average outstanding repurchase agreements were $89.4 million and total interest expense was $0.07 million for the three months ended September 30, 2010.  During the three months ended September 30, 2009, average outstanding repurchase agreements were $65.7 million and total interest expense was $0.07 million.  Our average cost of funds was 0.31% for the three months ended September 30, 2010 and 0.42% for the three months ended September 30, 2009.  The cost of funds rate decreased by 11 basis points and the average outstanding repurchase agreements increased by $23.7 million for the three months ended September 30, 2010 when compared to the same period ended September 30, 2009.  Interest expense for the three months ended September 30, 2010 was nearly unchanged from the three months ended September 30, 2009.

Since all of our repurchase agreements are short term, changes in market rates directly affect our interest expense. Our average cost of funds was equal to average one-month LIBOR and 32 basis points below average six-month LIBOR for the quarter ended September 30, 2010. Our average cost of funds was 3 basis points above average one-month LIBOR and 24 basis points below average six-month LIBOR for the nine months ended September 30, 2010. The average term to maturity of the outstanding repurchase agreements increased from 38 days at December 31, 2009 to 87 days at September 30, 2010.

(in thousands)
	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
Three Months Ended,
September 30, 2010	$89,440	$69	0.31%	0.31%	0.63%	-	(0.32)%
June 30, 2010	74,163	53	0.29%	0.29%	0.57%	-	(0.28)%
March 31, 2010	88,495	68	0.31%	0.24%	0.44%	0.07%	(0.13)%
December 31, 2009	80,904	59	0.29%	0.25%	0.63%	0.04%	(0.34)%
September 30, 2009	65,712	69	0.42%	0.29%	1.00%	0.13%	(0.58)%
June 30, 2009	72,312	105	0.58%	0.41%	1.52%	0.17%	(0.94%)
March 31, 2009	111,715	254	0.91%	1.20%	2.20%	(0.29)%	(1.29)%
Nine Months Ended,
September 30, 2010	$84,033	$190	0.30%	0.28%	0.55%	0.03%	(0.24)%
September 30, 2009	83,246	428	0.69%	0.63%	1.57%	0.05%	(0.89)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $1.6 million and $0.5 million for the nine and three months ended September 30, 2010, respectively, compared to $4.4 million and $1.1 million for the comparable periods in the prior year.  In two separate transactions during 2009, the Company was able to extinguish $76.3 million of its $103.1 million in outstanding junior subordinated notes.  Interest expense decreased by $2.8 million and $0.5 million, for the nine and three months ended September 30, 2010, respectively, when compared to the same periods in 2009 due entirely to the reduced outstanding balance.

Gains and Losses

The Company reported losses of $1.3 million on trading securities for the nine months ended September 30, 2010 compared to gains of $4.5 million for the nine months ended September 30, 2009.  During the three months ended September 30, 2010, the Company reported losses on trading securities of $0.3 million compared to gains of $1.3 million for the three months ended September 30, 2009.

During the nine months ended September 30, 2010, the Company recorded a loss from fair value adjustments totaling $1.4 million, compared to a gain of $2.8 million for the nine months ended September 30, 2009.  During the three months ended September 30, 2010, the Company recorded a loss from fair value adjustments totaling $0.4 million, compared to a gain of $1.1 million for the three months ended September 30, 2009.

During the nine and three months ended September 30, 2010, the Company realized gains of $0.13 million and $0.06 million, respectively, on the sales proceeds totaling $92.1 million and $29.8 million, respectively.  During the nine months and three months ended September 30, 2009, the Company realized gains of $1.7 million and $0.15 million, respectively, on the sales proceeds totaling $161.1 million and $19.1 million, respectively.

The decrease in reported gains for the nine and three months ended September 30, 2010, versus the comparable periods ended September 30, 2009, were the result of the change in market conditions, particularly with respect to structured MBS securities.  Structured MBS securities are more sensitive to prepayment levels on the underlying loans of the securities.  Prepayment activity, in particular as a result of GSE buy-out activity related to delinquent loans, was substantially higher in 2010 versus 2009. Security prices from the previous quarter, reduced by current principal reductions, are used as the basis of determining gains and losses realized from the sale of securities.

Operating Expenses

For the nine and three months ended September 30, 2010, Bimini Capital’s total operating expenses were approximately $4.4 million and $1.5 million, respectively, compared to approximately $2.7 million and $0.7 million for the nine and three months ended September 30, 2009, respectively.  Operating expenses increased $1.7 million and $0.7 million for the nine and three month periods ended September 30, 2010, respectively, when compared to the same periods ended September 30, 2009.  These increases were primarily the result of increases in legal fees and compensation.  The table below provides a breakdown of operating expenses for the nine and three month periods ended September 30, 2010 and 2009.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2010	2009	Change	2010	2009	Change
Direct REIT operating expenses	$445	$449	$(4)	$148	$146	$2
Compensation and benefits	1,180	845	335	366	233	133
Accounting and auditing fees	320	309	11	96	91	5
Legal fees	1,628	361	1,267	634	20	614
Directors’ fees and liability insurance	378	360	18	116	131	(15)
Other G&A expenses	417	358	59	109	102	7
	$4,368	$2,682	1,686	$1,469	$723	$746

Discontinued Operations

As stated above, the Company has sold or discontinued all residential mortgage origination activities at OITRS.  The principal business activities of OITRS were the origination and sale of mortgage loans.  In addition, as part of the securitization of loans sold, OITRS retained an interest in the resulting residual interest cash flows more fully described below.  Mortgage loans held for sale are immaterial at September 30, 2010 and not likely to result in meaningful income or loss in the future.  Such assets are also held for sale.

Income realized on the OITRS activities for the nine months ended September 30, 2010 was $2.1 million, compared to a loss of $2.1 million for the nine months ended September 30, 2009.  Income realized on the OITRS activities for the three months ended September 30, 2010 was $1.3 million, compared to income of $0.2 million for the three months ended September 30, 2009.   The table below provides details of OITRS’s activities for the nine and three months ended September 30, 2010 and 2009.

(in thousands)
	Nine Months Ended September 30,		Three Months ended September 30,
	2010	2009	2010	2009
Fair value adjustment on retained interests	$2,896	$(298)	$1,528	$618
Other	(772)	(1,810)	(253)	(418)
Income (loss) from discontinued operations, net of taxes	$2,124	$(2,108)	$1,275	$200

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

The assets of OITRS included in the consolidated balance sheets as of September 30, 2010 and December 31, 2009 were as follows:

(in thousands)
	September 30, 2010	December 31, 2009
Retained interests	$5,474	$5,934
Receivables	3,964	6,046
Surety bond	1,326	2,010
Other	275	342
Total	$11,039	$14,332

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2010, the MBS portfolio consisted of $130.8 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.22%.  During the nine and three months ended September 30, 2010, we received principal repayments of $25.9 million and $8.5 million, respectively, compared to $19.3 million and $7.0 million for the nine and three month periods ended September 30, 2009.  The average prepayment speeds for the quarters ended September 30, 2010 and 2009 were 31% and 27%, respectively

The following tables summarize certain characteristics of Bimini Capital’s agency and government mortgage related securities as of September 30, 2010 and December 31, 2009:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
September 30, 2010
Adjustable-Rate MBS	$60,075	45.9%	2.92%	275	1-Jan-41	5.20	10.34%	2.69%
Fixed-Rate MBS	49,017	37.5%	5.16%	190	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	2,794	2.2%	5.18%	298	1-Aug-35	21.03	10.18%	2.00%
Total Mortgage-backed Pass-through	111,886	85.6%	3.96%	239	1-Jan-41	5.90	10.34%	2.65%
Structured MBS	18,891	14.4%	5.81%	273	16-Nov-39	n/a	n/a	n/a
Total Mortgage Assets	$130,777	100.0%	4.22%	244	1-Jan-41	5.90	n/a	2.65%
December 31, 2009
Adjustable-Rate MBS	$32,598	27.2%	3.75%	261	1-Oct-35	4.87	11.16%	10.34%
Fixed-Rate MBS	5,241	4.4%	6.50%	333	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	67,036	56.0%	4.45%	338	1-Dec-39	40.27	9.45%	2.00%
Total Mortgage-backed Pass-through	104,875	87.6%	4.33%	305	1-Dec-39	28.69	10.01%	4.40%
Structured MBS	14,793	12.4%	5.59%	240	25-Jan-39	n/a	n/a	n/a
Total Mortgage Assets	$119,668	100.0%	4.49%	305	1-Dec-39	28.69	n/a	4.40%

(in thousands)
	September 30, 2010		December 31, 2009
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$97,199	74.32%	$108,775	90.9%
Freddie Mac	32,122	24.56%	10,893	9.1%
Ginnie Mae	1,456	1.12%	-	-
Total Portfolio	$130,777	100.00%	$119,668	100.0%

Entire Portfolio	September 30, 2010	December 31, 2009
Weighted Average Pass Through Purchase Price	$104.42	$103.13
Weighted Average Structured Purchase Price	$5.56	$4.66
Weighted Average Pass Through Current Price	$105.56	$103.79
Weighted Average Structured Current Price	$5.96	$4.93
Effective Duration (1)	(0.443)	1.593

(1) Effective duration of (0.443) indicates that an interest rate increase of 1.0% would be expected to cause a 0.443% increase in the value of the MBS in the Company’s investment portfolio at September 30, 2010.  An effective duration of 1.593 indicates that an interest rate increase of 1.0% would be expected to cause a 1.593% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2009. These figures include the structured securities in the portfolio.

The following table presents the CPR experienced on our structured and pass-through (“PT”) Mortgage-Backed Securities sub-portfolios, on an annualized basis, for the quarterly periods presented.

Three Months Ended,	Derivative MBS Sub-Portfolio	PT MBS Sub-Portfolio	Total Portfolio
September 30, 2010	35.0	17.2	30.6
June 30, 2010	44.9	27.8	42.1
March 31, 2010	33.3	9.2	28.8
December 31, 2009	26.9	26.0	26.1
September 30, 2009	27.0	26.9	26.9
June 30, 2009	22.0	9.1	11.7
March 31, 2009	9.2	10.9	10.7

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of September 30, 2010, assuming rates instantaneously fall 100 basis points, rise 100 basis points (“bps”) and rise 200bps:

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$60,075
Change in Fair Value		$414	$(414)	$(828)
Change as a % of Fair Value		0.69%	(0.69)%	(1.38)%
Fixed Rate MBS
Fair Value	$49,017
Change in Fair Value		$1,056	$(1,056)	$(2,113)
Change as a % of Fair Value		2.15%	(2.15)%	(4.31)%
Hybrid Adjustable Rate MBS
Fair Value	$2,794
Change in Fair Value		$(32)	$32	$64
Change as a % of Fair Value		(1.15)%	1.15%	2.29%
Structured MBS
Fair Value	$18,891
Change in Fair Value		$(2,018)	$2,018	$4,035
Change as a % of Fair Value		(10.68)%	10.68%	21.36%
Portfolio Total
Fair Value	$130,777
Change in fair Value		$(580)	$580	$1,158
Change as a % of Fair Value		(0.44)%	0.44%	0.89%
Cash
Fair Value	$4,610

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bp fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		Interest Rates Fall 100 BPS	Interest Rates Rise 100 BPS	Interest Rates Rise 200 BPS
Adjustable Rate MBS
Fair Value	$60,075
Change in Fair Value		$(63)	$(686)	$(1,640)
Change as a % of Fair Value		(0.11)%	(1.14)%	(2.73)%
Fixed Rate MBS
Fair Value	$49,017
Change in Fair Value		$620	$(1,363)	$(3,140)
Change as a % of Fair Value		1.27%	(2.78)%	(6.41)%
Hybrid Adjustable Rate MBS
Fair Value	$2,794
Change in Fair Value		$(46)	$(13)	$(66)
Change as a % of Fair Value		(1.65)%	(0.47)%	(2.35)%
Structured MBS
Fair Value	$18,891
Change in Fair Value		$(2,430)	$1,100	$11,586
Change as a % of Fair Value		(12.86)%	5.82%	61.33%
Portfolio Total
Fair Value	$130,777
Change in fair Value		$(1,919)	$(962)	$6,740
Change as a % of Fair Value		(1.47)%	(0.74)%	5.15%
Cash
Fair Value	$4,610

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

Repurchase Agreements

As of September 30, 2010, Bimini Capital had established borrowing facilities in the repurchase agreement market with four counterparties which we believe are in excess of our needs.  None of these lenders are affiliated with Bimini Capital. As of September 30, 2010, we had funding in place with two of those counterparties.  These borrowings are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2010, Bimini Capital had obligations outstanding under the repurchase agreements of approximately $107.3 million with a net weighted average borrowing cost of 0.32%. The remaining maturity of Bimini Capital’s outstanding repurchase agreement obligations ranged from 27 to 102 days, with a weighted average maturity of 87 days.  Securing the repurchase agreement obligation as of September 30, 2010, are MBS with an estimated fair value, including accrued interest, of $112.2 million and a weighted average maturity of 237 months. Through November 3, 2010, the Company has been able to maintain its repurchase facilities with its counterparties with comparable terms to those that existed at September 30, 2010 with maturities through February 28, 2011.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances and unused borrowing capacity under repurchase agreements.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, cash flows received by OITRS from the residual interests and the collection of servicing advances.  Because our MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.  Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Through September 30, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds and/or market interest rates suddenly increase on the mortgages underlying our MBS, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As a result of losses incurred during and after the period when the Company operated a mortgage loan origination business, the Company was forced to materially downsize its investment portfolio to raise cash, and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. One consequence of this development was the Company had progressively less access to funding via repurchase agreements and from fewer counterparties.  The Company therefore opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  As described above, this strategy is now a core element of the Company’s investment strategy.

In October 2005, Bimini Capital completed a private offering of an additional $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of September 30, 2010, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

As mentioned above, during 2009, the Company executed two transactions whereby $74 million of its $100 million trust preferred debt was extinguished early.  As a result, the Company’s balance sheet is substantially less leveraged and the associated interest charges have been reduced accordingly.  The repurchase agreement funding markets have returned to a level of functionality so that most firms managing levered agency PT MBS portfolios have adequate access to funding. Further, the Company has been able to offset the necessity to access the repo funding market with its alternative investment strategy.  The continued depressed state of the economy has forced the Federal Reserve to maintain extreme levels of accommodation available to the economy, namely low levels of the Federal Funds rate.  This directly impacts the funding levels available to the Company. The combination of the low funding levels and the alternative investment strategy has enabled the Company to continue to generate net interest margins (“NIM”), above our historical average.

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against OITRS seeking monetary damages and specific performance and alleging breach of contract for allegedly failing to repurchase approximately fifty loans.  A mediation hearing was held on February 23, 2010.  The parties continued settlement discussions for several months but did not reach a settlement.  On September 17, 2010 Coast filed a Motion for Substitution of Counsel and subsequently filed a Motion for Partial Summary Judgment on the issue of whether the alleged oral contract is subject to Florida’s statute of Frauds.  That motion has not yet been scheduled for argument.  At this juncture it appears Coast will continue to litigate the matter, although the parties may continue to discuss settlement outside of court. The Company has meritorious defenses to Coast’s claims and in the event a settlement is not reached, the Company will continue to defend this matter vigorously.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. Bimini Capital made no admission of liability in connection with the settlement.  As of December 31, 2009, the Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. On October 14, 2010, the remaining $0.4 million of the accrual was remitted to an escrow account established by plaintiff to be included in the settlement fund. The remainder of the settlement will be paid by the D&O carrier.  A written stipulation of settlement was presented to the Court and a preliminary approval was granted on September 14, 2010.  Notices were sent to members of the Class in order to provide the members of the class an opportunity to opt out of the settlement.  Members have until November 11, 2010 to elect out of the settlement. A final fairness hearing will be held December 9, 2010.  If the requisite percent of members (5%) do not object out of the settlement, the settlement will become final.  If the settlement is not finalized, the class action would continue.  While the Company expects that this settlement will be finalized and approved by the Court, there is no guarantee that the settlement will be finalized.  The failure to finalize the settlement could have a material adverse impact on the Company.

A complaint was filed on December 23, 2009 in the Southern District of New York against Bimini Capital Management, Inc. ("Bimini"), the Bank of New York Mellon ("BNYM"), and Hexagon Securities, LLC ("Hexagon"). It alleges that Plaintiff, a note-holder in Preferred Term Securities XX ("PreTSL XX"), suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. Plaintiff alleged breach of the indenture and breach of fiduciary duties by BNYM, and tortious interference with contract and aiding and abetting breach of fiduciary duty by Bimini and Hexagon. Plaintiff also alleges derivative claims brought on behalf of Nominal Defendant PreTSL XX.  On February 22, 2010, plaintiff filed an amended complaint, adding derivative claims on behalf of BNYM as trustee, in addition to the prior derivative claims asserted on behalf of PreTSL XX.  Plaintiff has also added a claim for "unjust enrichment" against Bimini and Hexagon. On March 26, 2010, all Defendants moved to dismiss each count of Plaintiff's amended complaint. A hearing was held on June 9, 2010 to allow both parties to present oral arguments in support of their respective positions on the pending motion to dismiss.  As of November 3, 2010, the court has not yet ruled on the motion.  Discovery and depositions related to the matter are substantially complete and expert witnesses for both sides have been retained and submitted expert reports. A Motion for Summary Judgment will be filed by Bimini if the motion for dismissal is denied in whole or in part.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

A second complaint by a noteholder in PreTSL XX was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against the same defendants.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd., alleges losses as a result of the same repurchase of securities from PreTSL XX by Bimini.  The plaintiffs in this action have alleged the same causes of action as the plaintiff in the federal court action.  In addition, they have also alleged a cause of action for breach of the covenant of good faith and fair dealing (both directly and derivatively) against BNYM. Defendants and nominal defendants have moved to stay that action pending resolution of the federal action initiated by R. Davis Howe, and that motion is currently pending before the court. Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

During the nine months ended September 30, 2010, the Company issued 90,924 and 38,377 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents share repurchase activity for the three months ended September 30, 2010.

				Remaining Buyback Authority a
	Class A Common Shares Repurchased	Weighted-average Per Share Price	Shares Purchased as Part of Publicly Announced Programs a	Amounts	Shares
July 2010	-	$-	-	$-	-
August 2010	29,910	0.87	29,910	974,117	-
September 2010	28,936	0.87	28,936	948,968	-
Three Months ended September 30, 2010	58,846	$0.87	58,846

a On June 29, 2010, the Board of Directors approved a stock repurchase program authorizing the Company to buy up to $1 million of its Class A Common Stock.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 4, 2010	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 4, 2010	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)