Form 10-K
period 2010-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2011-03-24
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐                                                Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 24, 2011, there were 9,842,099 shares of the Registrant’s Class A Common Stock outstanding.  The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (9,018,281 shares) at June 30, 2010 was approximately $8.5 million.  The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of that date.  As of June 30, 2010, the aggregate market value of the Registrant’s Class B Common Stock by non-affiliates (20,760 shares) was $1,000.  As of June 30, 2010, the aggregate market value of the Registrant’s Class C Common Stock held by non-affiliates (31,938 shares) was $1,500. The market value of the Class B and Class C Common Stock is based on their initial purchase price.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I

ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we” or “us”), is primarily in the business of investing in mortgage-backed securities.  We are organized and operate as a real estate investment trust, or (“REIT”), for federal income tax purposes, and our corporate structure includes a qualified REIT subsidiary and a taxable REIT subsidiary (“TRS”).  Bimini Capital’s website is located at http://www.biminicapital.com.

From November 3, 2005 to June 30, 2007, we operated a mortgage banking business through the TRS.  This entity ceased originating mortgages through two of their production channels during the second quarter of 2007 and the third, the retail loan production channel, was sold. No mortgage loans were originated after June 30, 2007.

History

We were originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  Through November 2, 2005, we operated solely as a REIT.

•
On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC (“OFS”).  This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed Mortco TRS, LLC (“Mortco”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means Mortco TRS, LLC or “Mortco.”  Upon closing of the transaction, Mortco became a wholly-owned taxable REIT subsidiary of the Company.

•	On February 10, 2006, Bimini Mortgage changed its name to Opteum Inc. (“Opteum”).

•
On April 18, 2007, the Board of Managers of Mortco, at the recommendation of the Board of Directors of the Company, approved the closure of Mortco’s wholesale and conduit mortgage loan origination channels in the second quarter of 2007.  Also, during the second and third quarters of 2007, substantially all of the other operating assets of Mortco were sold and the proceeds were primarily used to repay secured indebtedness.

•	On September 28, 2007, Opteum changed its name to Bimini Capital Management, Inc.

Structure

Bimini Capital has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. Mortco has been treated as a TRS since its acquisition, and is taxed separately from the REIT.

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and the REIT qualifying activities or the general management of our portfolio of MBS refer to “Bimini Capital Management, Inc. and its qualified REIT subsidiary”  Further, discussions related to our taxable REIT subsidiary or non-REIT eligible assets refer to Mortco and its consolidated subsidiaries. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital, its qualified REIT subsidiary, and Mortco).

Description of Our Business

Investment Objective

We manage a portfolio of agency mortgage-backed securities and structured mortgage-backed securities.  We intend to generate income derived from the net interest margin of our mortgage-backed securities portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from our unlevered portfolio of structured mortgage-backed securities.  We seek to minimize the volatility of both the income generated by our portfolio and the value of our portfolio of securities through our capital allocation, asset selection, interest rate risk management and liquidity management.  However, there can be no assurance we will be able to do so consistently, or at all.  Our Board of Directors may change our investment strategy without prior notice to you or a vote of our stockholders.

Portfolio Composition

The primary assets in our current portfolio of mortgage related securities are fixed-rate mortgage-backed securities, adjustable-rate mortgage-backed securities (“ARM’s”), hybrid adjustable-rate mortgage-backed securities (“hybrid ARM’s”) and structured mortgage-backed securities. The primary structured mortgage-backed securities in our portfolio are interest only and inverse interest only securities, although we may also employ other types of structured MBS. The mortgage related securities we acquire are obligations issued by federal agencies or federally chartered entities, primarily Fannie Mae, Freddie Mac and Ginnie Mae.

We seek to own securities with well documented and understood prepayment histories and characteristics, with the investment goal of minimizing the volatility of our earnings resulting from the effect of volatile prepayments of the mortgage loans underlying our securities. Our diversified portfolio will generally be comprised of a high percentage of securities with borrower and/or loan characteristics that we expect will result in lower sensitivity to available refinancing incentives.  Examples would be pools of mortgage-backed securities collateralized by mortgages with lower loan balances, newly originated fixed-rate and hybrid ARM securities or lower coupon mortgages, among others.  We may also own securities with higher sensitivity to available refinancing incentives, but in both cases we seek securities with prepayment characteristics that are more predictable.

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

Our structured mortgage-backed securities will generally be collateralized by loans similar to those described above.  However, securities such as interest only or inverse interest only securities receive cash flows associated with the interest paid by the underlying loans, and do not entitle the holder to receive any principal payments.  Also, inverse interest only securities have coupon rates that are affected by the level of one month London Interbank Offered Rate (“LIBOR”), and will move in the opposite direction of LIBOR.  Accordingly, when LIBOR goes up, the coupon on such securities will go down, and vice versa.

We have created and will attempt to maintain a diversified portfolio to avoid undue geographic, loan originator, and other types of concentrations. By maintaining essentially all of our assets in government or government-sponsored or chartered enterprises and government or federal agencies, which now carry a more explicit guarantee of the federal government as to payment of principal and interest, we believe we can significantly reduce our exposure to losses from credit risk. We intend to acquire assets that will enable us to be exempt from the Investment Company Act of 1940.

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

Capital Allocation Strategy

We intend to deploy our capital using two core strategies, which are to create and maintain a levered mortgage-backed securities portfolio and an unlevered structured mortgage-backed securities portfolio.  The leverage applied to the mortgage-backed securities portfolio will typically be less than twelve to one.  The capital applied to the two portfolios will vary over time and will be managed in an effort to maintain not only the level of income generated by the combined portfolios, but also the stability of the income stream, to the extent we can do so. Capital will be allocated in such a way so as to assist management in attempts to maintain the stability of the value of the combined portfolios.  Typically, but not always, structured mortgage-backed securities and mortgage-backed securities exhibit materially different sensitivities to movements in interest rates, and to the extent they do so, may protect us against declines in the market value of our combined portfolio.  However, there can be no assurance management will be able to achieve such stability consistently, or at all.  Finally, we will allocate our capital between the two strategies so as to assist with our interest rate risk management efforts with respect to the levered portfolio and our liquidity management.  The unlevered portfolio does not require unencumbered cash or cash equivalents to be maintained so as to meet price related margin calls associated with our repo borrowings. To the extent more capital is deployed in the unlevered portfolio, our liquidity needs will generally be less.

We intend to continue to maintain our status as a REIT and operate in a manner that will not subject us to regulation under the Investment Company Act of 1940.  In order to avoid being subject to regulation under the Investment Company Act, we must maintain at least 55% of our assets in qualifying real estate assets (the “Investment Company Test”).  For purposes of this test, structured mortgage-backed securities are non-qualifying real estate assets.  Accordingly, while we have no explicit limitation on the amount of our capital we will deploy to the unlevered structured mortgage-backed securities portfolio, we will deploy our capital in such a way so as to avoid regulation under the Investment Company Act.

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

•
Attempting to structure our repurchase agreements that fund our purchases of pass through mortgage-backed securities (“PT MBS”) to have a range of different maturities and interest rate adjustment periods. We attempt to structure these repurchase agreements to match the reset dates on our PT MBS when possible. At December 31, 2010, the weighted average months to reset of our adjustable-rate mortgage-backed securities was 3.35 months and the weighted average reset on the corresponding repurchase agreements was 28 days; and

•
Actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage related securities compared to the interest rate indices and adjustment periods of our borrowings. Our liabilities under our repurchase agreements are all LIBOR-based, and we, among other considerations, select our adjustable-rate mortgage-backed securities to favor LIBOR indexes.

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

We may from time to time use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. We may enter into swap or cap agreements, option, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to hedge indebtedness that we may incur. These contracts would be intended to more closely match the effective maturity of, and the interest received on, our assets with the effective maturity of, and the interest owed on, our liabilities. However, no assurances can be given that interest rate risk management strategies can successfully be implemented.

Structured mortgage-backed securities in our unlevered portfolio generally exhibit sensitivities to movements in interest rates that are different than the securities we typically own in our levered portfolio; to the extent this occurs, it may provide some protection against declines in the market value of our combined portfolio that result from adverse interest rate movements. The inability to match closely the maturities and interest rates of our assets and liabilities, or the inability to protect adequately against declines in the market value of our assets, could result in losses.

Liquidity Management Strategy

As a result of our extensive use of leverage, we must manage our portfolio and operations so as to maintain the liquidity needed to meet price related margin calls associated with the assets pledged to obtain such leverage.  This is accomplished by the following measures:

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

•	Reducing our leverage.

•	Redeploying capital from our levered mortgage-backed securities portfolio to our unlevered structured mortgage-backed securities portfolio.

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

Description of Mortgage Related Securities

Mortgage-Backed Securities

Pass-Through Certificates. We intend to invest in PT certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities PT the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. PT certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

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

The payment of principal and interest on mortgage PT securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage PT certificates issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

The mortgage loans underlying pass-through certificates can generally be classified in the following five categories:

•
Fixed-Rate Mortgages.    As of December 31, 2010, 37.0% of our portfolio consisted of fixed-rate MBS. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

•
Collateralized Mortgage Obligations.    As of December 31, 2010, 0.0% of our portfolio consisted of collateralized mortgage obligations. Collateralized mortgage obligations, or CMOs, are a type of mortgage-backed security. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity to interest rates.

•
Adjustable-Rate Mortgages.    As of December 31, 2010, 47.7% of our portfolio consisted of adjustable-rate mortgage-backed securities (“ARMs”). ARMs, are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). We will refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

•
Hybrid Adjustable-Rate Mortgages.    As of December 31, 2010, 2.1% of our portfolio consisted of hybrid ARMs. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

•
Balloon Maturity Mortgages.    As of December 31, 2010, 0.0% of our portfolio consisted of balloon maturity MBS. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid down, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

•
Interest Only Securities (“IO”). As of December 31, 2010, 3.5% of our portfolio consisted of IO securities. IO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs; holders of IO securities have no claim to any principal payments.  The value of IOs depends primarily on two factors; prepayments and interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments going forward, hence IOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. IOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Inverse Interest Only Securities (“IIO”). As of December 31, 2010, 9.7% of our portfolio consisted of IIO securities.  IIO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid adjustable-rate mortgages; holders of IIO securities have no claim to any principal payments.  The value of IIOs depends primarily on three factors; prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, hence IIOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. The coupon IIO securities are derived from both the coupon interest rate on the underlying pool of mortgages and one month LIBOR.  IIO securities are typically created in conjunction with a floating rate CMO which has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages.  The coupon on the floating rate CMO is also based on one month LIBOR.  Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages.  The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of one month LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of one month LIBOR falls, the opposite is true.  Accordingly, the value of IIO securities are sensitive to the level of one month LIBOR and expectations by market participants of future movements in the level of one month LIBOR. IIO securities are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Principal Only Securities (“PO”).    As of December 31, 2010, 0.0% of our portfolio consisted of PO securities. PO securities represent the stream of principal payments on a pool of mortgages; holders of PO securities have no claim to any interest payments, although the ultimate amount of principal to be received over time is known – it equals the principal balance of the underlying pool of mortgages.  What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors; prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, hence POs are highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates also has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

The following table shows the breakdown of mortgage loans underlying our MBS portfolio as of December 31, 2010 and 2009:

(in thousands)
	December 31,
	2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total
Pass-Through Certificates:
Adjustable-rate Mortgages	$64,458	47.7	$32,598	27.2
Fixed-rate Mortgages	50,013	37.0	5,241	4.4
Hybrid ARMs	2,783	2.1	67,036	56.0
Total Pass-Through Certificates	117,254	86.8	104,875	87.6
Structured Mortgage Certificates:
Interest Only MBS	4,772	3.5	6,077	5.1
Inverse IO MBS	13,107	9.7	8,716	7.3
Total Structured Mortgage Certificates	17,879	13.2	14,793	12.4
Totals	$135,133	100.0	$119,668	100.0

As of December 31, 2010, 76.6% and 19.0% of our portfolio was issued by Fannie Mae and Freddie Mac, respectively. As of December 31, 2010, our portfolio had a weighted average coupon of 4.04%. The constant prepayment rate (CPR) for the portfolio, which reflects the annualized proportion of principal that was prepaid, was 29.84% for December 2010.  The effective duration for the portfolio was 1.024 as of December 31, 2010.  Duration measures the price sensitivity of a fixed income security to movements in interest rates.  Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

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

This summary is based on the Code, its legislative history, existing and proposed regulations under the Code, published rulings and court decisions.  This summary describes the provisions of these sources of law in a general manner, and as they are currently in effect.  All of these sources of law may change at any time, and any change in the law may apply retroactively.

Taxation of Holders of our Class A Common Stock

The following is a summary of certain federal income tax considerations with respect to the acquisition, ownership and disposition of our Class A Common Stock.

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

Taxation of Our Company

We elected to be taxed as a REIT under the federal income tax laws commencing with our initial short taxable year ended on December 31, 2003. We believe that we are organized and we have operated in such a manner so as to qualify for taxation as a REIT under the federal income tax laws, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to remain qualified as a REIT.  This section discusses, in a general manner, the laws governing the federal income tax treatment of a REIT. These laws are highly technical and complex.

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

•	We may be subject to the “alternative minimum tax” on any items of tax preference that we do not distribute or allocate to stockholders.

•	We will pay income tax at the highest corporate rate on:

−	net income from the sale or other disposition of property acquired through foreclosure, or foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, and

−	other non-qualifying income from foreclosure property.

•	We will pay a 100% tax on our net income from sales or other dispositions of property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business.

•
If we fail to satisfy the 75% gross income test or the 95% gross income test, as described below under  “— Requirements for Qualification — Gross Income Tests,” and nonetheless continue to qualify as a REIT because we meet other requirements, we will pay a 100% tax on:

−
the greater of (i) the amount by which we fail the 75% gross income test or (ii) the amount by which 95% of our gross income exceeds the amount of our income qualifying under the 95% gross income test, multiplied by

−	a fraction intended to reflect our profitability.

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

•	If we fail to distribute during a calendar year at least the sum of:

−	85% of our REIT ordinary income for the year,

−	95% of our REIT capital gain net income for the year, and

−	any undistributed taxable income required to be distributed from earlier periods,

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

•
If we acquire any asset from a C corporation, or a corporation that generally is subject to full corporate-level tax, in a merger or other transaction in which we acquire a basis in the asset that is determined by reference either to the C corporation’s basis in the asset or to another asset, we will pay tax at the highest regular corporate rate applicable if we recognize gain on the sale or disposition of the asset during the 10-year period after we acquire the asset. The amount of gain on which we will pay tax is the lesser of:

−	the amount of gain that we recognize at the time of the sale or disposition, and

−	the amount of gain that we would have recognized if we had sold the asset at the time we acquired it.

•
If we own a residual interest in a real estate mortgage investment conduit, or (“REMIC”), we will be taxed at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified organizations.” Similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or an equity interest in a taxable mortgage pool through a TRS, we will not be subject to this tax. For a discussion of “excess inclusion income,” see “—Requirements for Qualification —Taxable Mortgage Pools.” A “disqualified organization” includes:

−	the United States;

−	any state or political subdivision of the United States;

−	any foreign government;

−	any international organization;

−	any agency or instrumentality of any of the foregoing;

−
any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

−	any rural electrical or telephone cooperative.

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

Qualified REIT Subsidiaries. A corporation that is a “qualified REIT subsidiary” is not treated as a corporation separate from its parent REIT. All assets, liabilities, and items of income, deduction, and credit of a “qualified REIT subsidiary” are treated as assets, liabilities, and items of income, deduction, and credit of the REIT. A “qualified REIT subsidiary” is a corporation with all of the capital stock being owned by the REIT and that has not elected to be a TRS. Thus, in applying the requirements described herein, any “qualified REIT subsidiary” that we own will be ignored, and all assets, liabilities, and items of income, deduction, and credit of such subsidiary will be treated as our assets, liabilities, and items of income, deduction, and credit.

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

A TRS will pay income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT or the REIT’s tenants that are not conducted on an arm’s-length basis. We have elected to treat Mortco as a TRS. Our TRS is subject to corporate income tax on its taxable income.  We believe that all transactions between us and our TRS have been and will be conducted on an arm’s-length basis.

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

Dividends. Our share of any dividends received from any corporation (including any TRS, but excluding any REIT) in which we own an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Our share of any dividends received from any other REIT in which we own an equity interest will be qualifying income for purposes of both gross income tests.

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

Hedging Transactions. From time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts.  Income and gain from “hedging transactions” entered into on or before July 30, 2008 is excluded from gross income for purposes of the 95% gross income test (but is treated as nonqualifying income for purposes of the 75% gross income test).  Income and gain from hedging transactions entered into after July 30, 2008 are excluded from gross income for purposes of both the 75% and 95% gross income tests.  A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate changes, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets.  A “hedging transaction” also includes any transaction entered into after July 30, 2008 primarily to manage risk of currency fluctuations with respect to any item of income or gain that is qualifying income for purposes of the 75% or 95% gross income test (or any property which generates such income or gain).  We are required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into and satisfy other identification requirements. To the extent that we hedge or for other purposes, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. We have structured and intend to continue to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Prohibited Transactions. A REIT incurs a 100% tax on the net income  (including foreign currency gain recognized after July 30, 2008) derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets will be held primarily for sale to customers and that a sale of any of our assets will not be in the ordinary course of our business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction. We cannot assure you, however, that we can comply with the safe-harbor provisions or that we will avoid owning property that may be characterized as property that we hold “primarily for sale to customers in the ordinary course of a trade or business.”

Foreclosure Property. We are subject to tax at the maximum corporate rate on any income  (including foreign currency gain recognized after July 30, 2008) from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

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

−
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

−	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

•	Any loan to an individual or an estate.

•	Any “section 467 rental agreement,” other than an agreement with a related party tenant.

•	Any obligation to pay “rents from real property.”

•	Certain securities issued by governmental entities.

•	Any security issued by a REIT.

•	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership.

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

If we did not satisfy the condition described in the second item above, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

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

Distribution Requirements

Each taxable year we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to:

•	the sum of

−	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

−	90% of our after-tax net income, if any, from foreclosure property, minus

•	the sum of certain items of non-cash income.

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

We will pay federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January of the following calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

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

Capital Gains and Losses

A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss.  The highest marginal individual income tax rate currently is 35%.  The maximum tax rate on long-term capital gain applicable to non-corporate taxpayers is currently 15%.  The maximum tax rate on long-term capital gain from the sale or exchange of “section 1250 property,” or depreciable real property, is 25% to the extent that such gain would have been treated as ordinary income if the property were “section 1245 property.”  With respect to distributions that we designate as capital gain dividends and any retained capital gain that we are deemed to distribute, we generally may designate whether such a distribution is taxable to our non-corporate stockholders at a 15% or 25% rate.  Thus, the tax rate differential between capital gain and ordinary income for non-corporate taxpayers may be significant.  In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses.  A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount of $3,000 ($1,500 for married individuals filing separate returns).  A non-corporate taxpayer may carry forward unused capital losses indefinitely.  A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates.  A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

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

Taxation of Non-U.S. Stockholders

The term “non-U.S. stockholder” means a holder of our common stock that is not a U.S. stockholder or a partnership (or entity treated as a partnership for federal income tax purposes).  The rules governing federal income taxation of nonresident alien individuals, foreign corporations, foreign partnerships, and other non-U.S. stockholders are complex.  This section is only a general summary of such rules.  We urge non-U.S. stockholders to consult their own tax advisors to determine the impact of federal, foreign, state, and local income tax laws on ownership of our stock, including any reporting requirements.

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

A non-U.S. stockholder will not incur U.S. tax on a distribution in excess of our current and accumulated earnings and profits if the excess portion of the distribution does not exceed the adjusted basis of its common stock.  Instead, the excess portion of the distribution will reduce the adjusted basis of that common stock.  A non-U.S. stockholder will be subject to tax on a distribution that exceeds both our current and accumulated earnings and profits and the adjusted basis of the common stock, if the non-U.S. stockholder otherwise would be subject to tax on gain from the sale or disposition of its common stock, as described below.  Because we generally cannot determine at the time we make a distribution whether or not the distribution will exceed our current and accumulated earnings and profits, we normally will withhold tax on the entire amount of any distribution at the same rate as we would withhold on a dividend.  However, by filing a U.S. tax return, a non-U.S. stockholder may obtain a refund of amounts that we withhold if we later determine that a distribution in fact exceeded our current and accumulated earnings and profits.

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

Information Reporting Requirements and Backup Withholding

We will report to our stockholders and to the IRS the amount of dividends we pay during each calendar year, whether those dividends are taxable or return-of-capital, and the amount of tax we withhold, if any.  Under the backup withholding rules, a stockholder may be subject to backup withholding at a rate of 28% with respect to distributions unless the holder:

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

Backup withholding is not an additional tax.  Any amounts withheld under the backup withholding rules may be refunded or credited against the shareholder’s federal income tax liability if certain required information is furnished to the IRS.  Stockholders are urged to consult their own tax advisors regarding application of backup withholding to them and the availability of, and procedure for obtaining an exemption from, backup withholding.

Taxable REIT Subsidiaries

As described above, we may own up to 100% of the stock of one or more TRSs. A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by a REIT.  A corporation will not qualify as a TRS if it directly or indirectly operates or manages any hotels or health care facilities or provides rights to any brand name under which any hotel or health care facility is operated, except to the extent such facility is managed by an “eligible independent contractor” on behalf of the TRS.

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

We have elected to treat Mortco as a TRS. Mortco is subject to corporate income tax on its taxable income. We believe that all transactions between Bimini Capital and Mortco have been and will be conducted on an arm’s-length basis.

Potential Limitation on Use of Net Operating Losses

As of December 31, 2010, Mortco had a federal net operating loss (“NOL”) carryforwards of approximately $272.9 million, which will be available to offset future taxable income of Mortco, subject to the limitations described below.   No assurance can be provided that Mortco will have future taxable income to benefit from its NOL carryforwards. In addition, Mortco’s ability to use its NOL carryforwards may be limited by Section 382 of the Code, if Mortco undergoes an “ownership change” as defined in that section.  Generally, there is an “ownership change” if, at any time, one or more 5.0% stockholders (as defined in the Code) have aggregate increases in their ownership of the corporation of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of direct and indirect acquisitions and certain dispositions of stock by the corporation’s 5.0% stockholders.  Because Mortco is wholly owned by us, these definitions are generally applied at the REIT level.  If an “ownership change” occurs, Mortco’s ability to use its NOL carryforwards to reduce its taxable income in a future year would generally be limited to an annual amount, or the “Section 382 Limitation,” equal to the fair value of Mortco immediately prior to the Ownership Change multiplied by an interest rate specified by the IRS in published revenue rulings.  In the event of an “ownership change,” NOL carryforwards that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOL carryfowards can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL carryforwards were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

Our Board of Directors has set the general ownership limit applicable to our Class A Common stock at 4.98%. The Board of Directors, in its sole discretion, may allow certain shareholders to own up to a 9.8% limit. This ownership limit is intended, in part, to preserve the benefit of the Mortco’s NOL carryforwards for tax purposes, as well as any NOL carryforwards at the REIT level.  However, there is no guarantee that Mortco will not experience an “ownership change,” in which case its ability to offset its taxable income with its NOL carryforwards will be significantly limited.

Sunset of Reduced Tax Rate Provisions

Several of the tax considerations described herein are subject to a sunset provision in the Code as it is presently written. Based on tax laws enacted in December 2010, the sunset provisions generally provide that, for taxable years beginning after December 31, 2012, certain provisions that are currently in the Code will revert back to a prior version of those provisions. These provisions include provisions related to the reduced maximum income tax rate for long term capital gains of 15% (rather than 20%) for taxpayers taxed at individual rates, the application of the 15% tax rate to qualified dividend income, and certain other tax rate provisions described herein. The impact of this reversion is not discussed herein. Consequently, you should consult your tax advisor regarding the effect of sunset provisions on an investment in our common stock.

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

COMPETITION

We operate in the mortgage-REIT industry.  We believe that our principal competition in the acquisition and holding of the types of mortgage-backed securities we purchase are financial institutions such as banks, savings and loans, life insurance companies, institutional investors such as mutual funds and pension funds, and certain other mortgage REITs.  Many of our competitors have greater financial resources and access to capital than we do and may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as us.  Our competitors, as well as additional competitors which may emerge in the future, may increase the competition for the acquisition of mortgage-backed securities, which in turn may result in higher prices and lower yields on assets.

AVAILABLE INFORMATION

We are subject to the reporting requirements of the Securities Act of 1934 (“Exchange Act”), as amended, and its rules and regulations. The Exchange Act requires us to file reports, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). Copies of these reports, proxy statements, and other information can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

Our website can be found at www.biminicapital.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

No assurance can be given that these initiatives will have a beneficial impact on the banking system, financial market or housing market.  To the extent the markets do not respond favorably to these initiatives or if these initiatives do not function as intended, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected. In addition, because the programs are designed, in part, to provide liquidity to restart the market for certain assets we typically invest in, the establishment of these programs may result in increased competition for these assets.  It is also possible that our competitors may utilize the programs which would provide them with attractive debt and equity capital funding from the U.S. Government. In addition, the U.S. Government, the Federal Reserve, the Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

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

We depend substantially on two individuals, Robert E. Cauley, our Chairman and Chief Executive Officer, and G. Hunter Haas, our President, Chief Investment Officer and Chief Financial Officer, to manage our business.  We depend on the diligence, experience and skill of Mr. Cauley and Mr. Haas in managing all aspects of our business, including the selection, acquisition, structuring and monitoring of securities portfolios and associated borrowings. Although we have entered into contracts and compensation arrangements with Mr. Cauley and Mr. Haas that encourage their continued employment, those contracts may not prevent either Mr. Cauley or Mr. Haas from leaving our company. The loss of either of them could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination, and that changes in the structures of the entities were necessary to reduce risk to the financial system.  The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency RMBS and could have broad adverse market implications as well as negatively impact us.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or the amount of Agency RMBS they guaranty.  The effects of the actions taken by the U.S. Government remain uncertain.  Furthermore, the scope and nature of the actions that the U.S. Government will ultimately take are unknown and will continue to evolve.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize or eliminate these GSEs entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency RMBS.  It is also possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition and our ability to pay distributions to our stockholders.

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

It is likely that these loan modification programs would result in increased prepayments on some Agency RMBS.  These loan modification programs, as well as legislative or regulatory actions, including amendments to the bankruptcy laws that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the Agency RMBS in which we invest, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

In many cases, our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services. However, valuations of certain assets are often difficult to obtain or are unreliable.  Therefore, we can and do value assets, to the extent third-party valuations are not reasonably available, based upon our judgment. Our valuations, for many reasons, may differ from those that could be obtained from third-party dealers and pricing services.  In general, dealers and pricing services heavily disclaim their valuations.  Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty.  Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.  The valuation process has been particularly difficult recently as market events have made valuations of certain assets more difficult and unpredictable and the disparity of valuations provided by third-party dealers has widened.

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

ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on the ARMs and hybrid ARMs backing our Agency RMBS. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less interest income on Agency RMBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings.  Interest rate caps on Agency RMBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders.

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

A default under an Agency RMBS that constitutes collateral for a loan could result in an involuntary liquidation of the Agency RMBS, including any cross-collateralized Agency RMBS. This would result in a loss to us of the difference between the value of the Agency RMBS upon liquidation and the amount borrowed against the Agency RMBS.

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

Although we generally plan to hold our Agency RMBS until maturity, there may be circumstances in which we sell certain of these securities. Agency RMBS generally experience periods of illiquidity. Such conditions are more likely to occur for structured RMBS because such securities are generally traded in markets much less liquid than the non-structured Agency RMBS market. As a result, we may be unable to dispose of our Agency RMBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. The illiquidity of Agency RMBS could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our policies permit us to purchase interest rate caps to help us reduce our interest rate and prepayment risks associated with investments in Agency RMBS. This strategy helps us reduce our exposure to significant changes in interest rates. A cap contract is ultimately of no benefit to us unless interest rates exceed the cap rate. If we purchase interest rate caps but do not experience a corresponding increase in interest rates, the costs of buying the caps would reduce our earnings. Alternatively, we may decide not to enter into a cap transaction due to its expense, and we could suffer losses if interest rates later rise substantially. Any one of these outcomes could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our Board of Directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders.  To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this annual report.  A change in our investment strategy may increase our exposure to interest rate and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this annual report.

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

Terrorist attacks against the United States or U.S. businesses or armed conflicts may directly impact the property underlying our Agency RMBS or the securities markets in general. Losses resulting from these types of events are generally not insured. Also, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying our Agency RMBS or the securities markets in general, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We intend to operate in a manner that allows us to qualify as a REIT for federal income tax purposes. However, REIT qualification involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under technical and complex provisions of the Code, as amended, or regulations under the Code, for which only a limited number of judicial or administrative interpretations exist. The determination that we qualify as a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For instance, a lack of access to adequate financing may prevent us from maintaining a portfolio of sufficient size to satisfy the REIT qualification requirements.  Such could be the case when market conditions become severely distressed and/or the Company’s financial condition deteriorates materially. Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having a retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

Excess inclusion income could result if we hold a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on our mortgage-related securities securing those debt obligations (i.e., if we were to own an interest in a taxable mortgage pool). However, Treasury regulations have not been issued regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. We do not expect to acquire significant amounts of residual interests in REMICs, other than interests already owned by our taxable REIT subsidiary, which is treated as a separate taxable entity for these purposes. We intend to structure borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if we should default on our obligations.

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

Our dividend distributions are driven by the dividend distribution requirements under the REIT tax laws and our profits as calculated for tax purposes pursuant to the Code. Our reported results for GAAP purposes may differ materially from both our cash flows and our REIT taxable income. As a result of the significant differences between GAAP and REIT taxable income accounting, stockholders and analysts must undertake a complex analysis to understand our tax results and dividend distribution requirements. This complexity may hinder the trading of our stock or may lead observers to misinterpret our results.

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

Mortco may be obligated to repurchase certain mortgage loans it originated if applicable underwriting requirements were not satisfied.  Such repurchases could adversely affect the financial condition of Mortco and further limit its ability to repay amounts owed to us.

Prior to ceasing its operations in April 2007, Mortco originated residential mortgage loans.  Those loans were typically sold to Fannie Mae, and the related mortgage servicing rights were typically sold to third-party servicing companies.  Fannie Mae, servicing companies and certain investors have made repurchase claims to Mortco regarding certain residential mortgage loans that were originated by Mortco.  These claims generally result from a default by a borrower under a loan followed by a rescission of mortgage insurance coverage due to an alleged underwriting deficiency.  To date, Mortco has generally demonstrated compliance with underwriting requirements or otherwise resolved these demands without being required to repurchase loans or pay for losses incurred on the loans.  However, if Mortco is required to repurchase loans or pay losses incurred by Fannie Mae, servicing companies, investors or other third parties on a significant number of loans, then the financial condition of Mortco and its already limited ability to repay debt that it owes to us will be adversely affected.

There may be a limited market for our Class A Common Stock in the future.

Until November 5, 2007, our Class A Common Stock was traded on the NYSE Euronext.  Currently our Class A Common Stock is traded on the OTC bulletin board under the symbol “BMNM.OB”.  We may apply to list our Class A Common Stock on another national securities market in the future, however, no assurance can be given that our Class A Common Stock will be approved for listing on such national securities market.  Until such time that our Class A Common Stock is approved for listing on another national securities market, the ability to buy and sell our Class A Common Stock may be limited, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963, in an office building which we own. This property is suitable and adequate for our business as currently conducted.

ITEM 3. LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular quarterly reporting period in which costs, if any, are recognized. See also Note 12 to our accompanying consolidated financial statements.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against Mortco seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to repurchase approximately fifty loans.  A mediation hearing was held February 23, 2010.  The parties continued settlement discussions for several months after the mediation but did not reach a settlement.  On September 17, 2010 Coast Bank filed a motion for substitution of counsel and subsequently filed a motion for partial summary judgment arguing that the alleged oral contract is not subject to Florida’s statute of frauds.   The parties have agreed that Mortco will file a cross-motion for summary judgment in which Mortco will seek a ruling that the alleged oral contract is barred by the statute of frauds.  Both motions are scheduled to be argued on April 6, 2011.  In the event that summary judgment is not granted in Mortco's favor, Mortco plans to continue to defend this matter vigorously.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. The Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. On October 14, 2010, the remaining $0.4 million of the accrual was remitted to an escrow account established for the plaintiffs to be included in the settlement fund. The remainder of the settlement will be paid by the Company’s insurance carrier.  A written stipulation of settlement was presented to the Court and a preliminary approval was granted on September 10, 2010.  Notices were sent to members of the Class in order to provide the members of the class an opportunity to opt out of the settlement.  Members had until November 11, 2010 to elect out of the settlement. A final fairness hearing was held December 9, 2010.  Since the requisite percentage of members (5%) did not opt out of the settlement, the settlement became final. A Final Judgment and Order of Dismissal with Prejudice was issued by the Court on December 14, 2010.

A complaint was filed on December 23, 2009 in the Southern District of New York by R. Davis Howe against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), and Hexagon Securities, LLC (“Hexagon”). (On December 8, 2010, Hexagon was dismissed from the action with prejudice.) The complaint alleges that Howe, a note-holder in Preferred Term Securities XX (“PreTSL XX”), suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. The complaint alleged breach of the Indenture and breach of fiduciary duties by BNYM, and claims for tortuous interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality” by Bimini. Plaintiff also alleged derivative claims brought in the name of Nominal Defendant PreTSL XX and BNYM as trustee. On March 4, 2011, the Court granted plaintiff's motion for summary judgment on its breach of contract claim against BNYM. The Court also granted defendants' motion for summary judgment dismissing plaintiff's derivative claims, including the claim for “rescission/illegality.” The parties’ motions for summary judgment as to all other claims were denied. On March 23, 2011, the parties reached a settlement of this matter, pursuant to which all claims will be dismissed with prejudice. Bimini’s contribution to the settlement is $400,000, which has been recorded as an accrued expense in the Company’s accompanying December 31, 2010 consolidated balance sheet.

A second complaint by a note-holder in PreTSL XX was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against the same defendants.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd., alleges losses as a result of the same repurchase of securities from PreTSL XX by Bimini.  The Hildene plaintiffs have alleged the same causes of action as Howe in the federal action.  In addition, they have also alleged a cause of action for breach of the covenant of good faith and fair dealing (both directly and derivatively) against BNYM.  The Hildene plaintiffs have agreed to stay this action pending resolution of the federal action.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as Mortco, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “Opteum”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against Opteum.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by Opteum in August 2005 and the first quarter of 2006 and that Opteum made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims they are entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint, and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.

Opteum denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  As of March 23, 2011, Mass Mutual has taken no action to prosecute its claim against Opteum, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, Opteum will defend such litigation vigorously.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM.OB”.  As of December 31, 2010, we had 9,776,586 shares of Class A Common Stock outstanding, which were held by approximately 409 holders of record.  The 409 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares for the benefit of 80 beneficial owners of our Class A Common Stock.

The following table is a summary of historical price information and dividends declared and paid per common share.  Over-the-counter quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission and may not necessarily represent actual transactions.  All amounts have been adjusted for the March 12, 2010 reverse stock split.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010
High	$3.00	$1.74	$1.01	$0.95	$3.00
Low	0.80	0.74	0.77	0.74	0.74
Close	0.99	0.94	0.84	0.78	0.78
Dividends declared per share	-	0.0600	-	.0625 .	.1225
2009
High	$0.80	$1.80	$3.50	$6.30	$6.30
Low	0.30	0.50	0.90	2.00	0.30
Close	0.50	1.00	2.80	2.40	2.40
Dividends declared per share	-	-	-	7.00	7.00

As of December 31, 2010, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2010 regarding the number of shares of Class A Common Stock that may be issued under our equity compensation plans.

Plan Category	Total number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	401,000	(2)	-	-	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	401,000		-	-

(1)
Equity compensation plans approved by shareholders include the Bimini Capital Management, Inc. 2003 Long Term Incentive Plan (the “LTI Plan”).  This plan was approved by shareholders on December 18, 2003, prior to our initial public offering.  The LTI Plan is a broad-based equity incentive plan that permits the grant of stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards.  Subject to adjustment upon certain corporate transactions or events, a maximum of 1,448,050 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the LTI Plan.

(2)
Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the LTI Plan and outstanding as of December 31, 2010.

(3)
Represents the maximum number of shares remaining available for future issuance under the terms of the LTI Plan irrespective of the 10% limitation described in footnote 1 above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2010, there were no additional shares remaining available for future issuance under the terms of the LTI Plan as of December 31, 2010.

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2010, the Company issued 125,773 and 49,748 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents share repurchase activity for the three months ended December 31, 2010.

	Class A Common Shares Repurchased	Weighted-average Per Share Price	Shares Purchased as Part of Publicly Announced Programs a	Remaining Buyback Authority a
				Amounts	Shares
October 2010	-	$-	-	$948,968	-
November 2010	218,007	$0.86	218,007	$760,400	-
December 2010	126,862	$0.87	126,862	$650,656	-
Three Months ended December 31, 2010	344,869	$0.87	344,869

a On June 29, 2010, the Board of Directors approved a stock repurchase program authorizing the Company to buy up to $1 million of its Class A Common Stock. The stock repurchase program does not have an expiration date.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

When used in this Annual Report on Form 10-K, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” and similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Introduction

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its wholly-owned qualified REIT subsidiary.  Further, references to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Mortco TRS, LLC and its consolidated subsidiaries. This entity, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed Mortco TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means Mortco TRS, LLC or “Mortco.”  References to the “Company” refer to the consolidated entity (the combination of Bimini Capital and its qualified REIT subsidiary, Orchid Island Capital, Inc., and Mortco).

Bimini Capital Management, Inc. (formerly Opteum Inc. and Bimini Mortgage Management, Inc.), was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital will deploy its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  Bimini Capital manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured mortgage-backed securities.  Bimini Capital treats its remaining junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of Mortco, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, Mortco signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on September 30, 2007 and Mortco has not operated a mortgage loan origination business since that date. Mortco has been reported since the second quarter of 2007 as a discontinued operation following applicable accounting standards.  Through September 30, 2010, most of the remaining assets and liabilities were considered to be contingent and were held by Mortco pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset has been delayed as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company has made efforts to market such securities to previously active market participants. Because Mortco continues to hold these net assets, and the Company has not been able to dispose of them, the remnants of the old mortgage banking business are no longer classified as discontinued operations effective October 1, 2010, and the related assets and liabilities previously classified as held for sale have been reclassified to held and used for all periods presented.

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

Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiary do not impact REIT taxable income, unrealized gains or losses on the trading securities portfolio do not impact REIT taxable income, and interest income on structured MBS securities is computed differently for REIT taxable income and GAAP.

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

Results of Operations:

Net Income Summary

Consolidated net loss for the year ended December 31, 2010 was $1.7 million, or $0.18 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $45.7 million, or $16.37 and $11.90 basic and diluted income per share, respectively, for the year ended December 31, 2009.  The decrease of $47.4 million was primarily the result of the gain on debt extinguishment of approximately $42.0 million reported by the Company during 2009. The balance of the decline was the result of net portfolio income decreasing by $7.0 million.  As described in more detail below, the primary causes for the decrease in net portfolio income were a reduction in the average yield on structured MBS from 44% to 15%, resulting in associated interest income from the structured sub-portfolio declining  $4.1 million, gains and losses on trading securities (both realized and mark to market related) declining from net gains of $4.8 million to net losses of $0.5 million, and offset by a reduction on the interest expense on the Company’s junior subordinated notes from $5.1 million to $2.1 million.  Offsetting the adverse movement in earnings for the period was a $1.8 million increase in gains on retained interests, and other income and the reversal of the prior year’s income tax provision.   Total expenses for the year increased $0.5 million, from $7.3 million to $7.8 million.

Net Portfolio Income

During the year ended December 31, 2010, the REIT generated $6.2 million of net portfolio interest income, consisting of $6.5 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2009, the REIT generated $10.5 million of net portfolio interest income, consisting of $11.0 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.

The tables below provide quarterly information. The first table displays our average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter of 2010 and 2009 and for the years ended December 31, 2010 and 2009.

(dollars in thousands)
	Average MBS Held	Interest Income	Yield on Average MBS	Average Repurchase Agreements	Interest Expense	Average Cost of Funds	Net Portfolio Interest Income	Net Interest Spread
Three Months Ended,
December 31, 2010	$132,955	$1,497	4.51%	$110,433	$88	0.32%	$1,409	4.19%
September 30, 2010	114,165	1,262	4.42%	89,440	69	0.31%	1,193	4.11%
June 30, 2010	99,856	1,810	7.25%	74,163	53	0.29%	1,757	6.96%
March 31, 2010	110,914	1,898	6.85%	88,495	68	0.31%	1,830	6.54%
December 31, 2009	112,973	1,785	6.32%	80,904	60	0.29%	1,725	6.03%
September 30, 2009	100,386	2,882	11.48%	65,712	69	0.42%	2,813	11.06%
June 30, 2009	92,949	2,683	11.55%	72,312	105	0.58%	2,578	10.97%
March 31, 2009	131,756	3,674	11.16%	111,715	254	0.91%	3,420	10.25%
Twelve Months Ended,
December 31, 2010	$114,473	$6,467	5.65%	$90,633	$278	0.31%	$6,189	5.41%
December 31, 2009	109,516	11,024	10.07%	82,661	488	0.59%	10,536	9.62%

The second table below breaks out the income components into our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT MBS	Structured MBS	Total	PT MBS	Structured MBS	Total	PT MBS	Structured MBS	Total
Three Months Ended,
December 31, 2010	$114,570	$18,385	$132,955	$995	$502	$1,497	3.48%	10.92%	4.51%
September 30, 2010	93,579	20,586	114,165	834	428	1,262	3.56%	8.31%	4.42%
June 30, 2010	79,691	20,165	99,856	763	1,047	1,810	3.83%	20.76%	7.25%
March 31, 2010	94,493	16,421	110,914	1,051	847	1,898	4.45%	20.64%	6.85%
December 31, 2009	96,157	16,816	112,973	856	929	1,785	3.56%	22.09%	6.32%
September 30, 2009	81,298	19,088	100,386	741	2,141	2,882	3.64%	44.88%	11.48%
June 30, 2009	77,888	15,061	92,949	853	1,830	2,683	4.38%	48.60%	11.55%
March 31, 2009	119,601	12,155	131,756	1,632	2,043	3,674	5.46%	67.22%	11.16%
Twelve Months Ended,
December 31, 2010	$95,583	$18,890	$114,473	$3,643	$2,824	$6,467	3.81%	14.95%	5.65%
December 31, 2009	93,736	15,780	109,516	4,082	6,942	11,024	4.35%	44.00%	10.07%

Portfolio yields and costs of borrowings presented in the tables above and the table on page 50 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly and year to date periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

Interest Income and Average Earning Asset Yield

Average MBS were $114.5 million and $109.5 million for the years ended December 31, 2010 and 2009, respectively.  Interest income was $6.5 million for the year ended December 31, 2010 and $11.0 million for the year ended December 31, 2009.  The yield on average MBS decreased from 10.07% for the year ended December 31, 2009 to 5.65% for the year ended December 31, 2010.  Average MBS increased by $5.0 million, including an increase of $3.1 million in average structured MBS.  Interest income decreased $4.6 million for the year ended December 31, 2010 compared to the same period in 2009.  The decrease in interest income for 2010, when compared to 2009, was primarily driven by a decline in the yield of structured MBS, which averaged 44.00% for the year ended December 31, 2009, versus 14.95% for the year ended December 31, 2010.  Also contributing to the decline in interest income was a decline in the average coupon on the PT MBS portfolio from 4.35% to 3.81%.  The decrease in average yield reflects the change in economic conditions from the peak of the financial crisis, especially in early 2009, to far less stressed economic conditions in 2010.  Prepayments of structured MBS increased substantially, to a large extent because of buy-out activity of the GSE’s – a clear sign of a distressed economy, and also because credit markets for residential mortgages were more active than they were in 2009.

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $90.6 million and total interest expense was $0.3 million for the year ended December 31, 2010.  During the year ended December 31, 2009, average outstanding repurchase agreements were $82.7 million and total interest expense was $0.5 million.  Our average cost of funds was 0.31% for the year ended December 31, 2010 and 0.59% for the year ended December 31, 2009.  The cost of funds rate decreased by 28 basis points and the average outstanding repurchase agreements increased by $8.0 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009.  Interest expense for the year ended December 31, 2010 decreased by $0.2 million, when compared to the year ended December 31, 2009, due to the decrease in the average cost of funds rate.

Since all of our repurchase agreements are short term, changes in market rates directly affect our interest expense. Our average cost of funds was 4 basis points above average one-month LIBOR and 21 basis points below average six-month LIBOR for the year ended December 31, 2010. The average term to maturity of the outstanding repurchase agreements decreased from 38 days at December 31, 2009 to 28 days at December 31, 2010.  The table below provides quarterly information with respect to our repurchase agreements.

(in thousands)
	Average Balance of Repurchase Agreements	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Six-Month LIBOR	Average Cost of Funds Relative to Average One-Month LIBOR	Average Cost of Funds Relative to Average Six-Month LIBOR
Three Months Ended,
December 31, 2010	$110,433	$88	0.32%	0.26%	0.47%	0.06%	(0.15)%
September 30, 2010	89,440	69	0.31%	0.30%	0.61%	0.01%	(0.30)%
June 30, 2010	74,163	53	0.29%	0.29%	0.58%	-	(0.29)%
March 31, 2010	88,495	68	0.31%	0.24%	0.43%	0.07%	(0.12)%
December 31, 2009	80,904	60	0.29%	0.24%	0.57%	0.05%	(0.28)%
September 30, 2009	65,712	69	0.42%	0.28%	0.93%	0.14%	(0.51)%
June 30, 2009	72,312	105	0.58%	0.42%	1.50%	0.16%	(0.92%)
March 31, 2009	111,715	254	0.91%	0.81%	2.00%	0.10%	(1.09)%
Twelve Months Ended,
December 31, 2010	$90,633	$278	0.31%	0.27%	0.52%	0.04%	(0.21)%
December 31, 2009	82,661	488	0.59%	0.44%	1.25%	0.15%	(0.66)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $2.1 million and $5.1 million for the years ended December 31, 2010 and 2009, respectively.  In two separate transactions during 2009, the Company was able to extinguish $76.3 million of its $103.1 million in outstanding junior subordinated notes.  Interest expense decreased by $3.0 million for the year ended December 31, 2010, when compared to the same period in 2009 due entirely to the reduced outstanding balance.

Gains and Losses

The Company reported losses of $0.5 million on trading securities for the year ended December 31, 2010 compared to gains of $4.8 million for the year ended December 31, 2009.    During the year ended December 31, 2010, the Company recorded a loss from fair value adjustments on its portfolio holdings totaling $1.3 million, compared to a gain of $3.2 million for the year ended December 31, 2009.  During the years ended December 31, 2010 and 2009, the Company realized gains of $0.8 million and $1.5 million, respectively, on sales proceeds totaling $105.2 million and $184.2 million, respectively.

The decrease in reported gains for the year ended December 31, 2010, versus the comparable period in 2009, were the result of the change in market conditions, particularly with respect to structured MBS securities.  Structured MBS securities are more sensitive to prepayment levels on the underlying loans of the securities.  Prepayment activity, in particular as a result of GSE buy-out activity related to delinquent loans, was substantially higher in 2010 versus 2009. Security prices from the previous quarter, reduced by current principal reductions, are used as the basis of determining gains and losses realized from the sale of securities.

Other Income

The Company reported gains of $2.2 million and $0.2 on retained interests in securitizations during the years ended December 31, 2010 and 2009, respectively.  Retained interests in securitizations represent residual interests in loans originated or purchased by the Company’s closed mortgage origination business.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.

During the year ended December 31, 2009, in two separate transactions, the Company extinguished $76.3 million of its junior subordinated debt. The Company recorded gains of approximately $42.0 million on these debt extinguishments.

Operating Expenses

For the year ended December 31, 2010, Bimini Capital’s total operating expenses were approximately $7.8 million, compared to approximately $7.3 million for the year ended December 31, 2009.  Consolidated operating expenses increased $0.5 in 2010 compared to 2009.   The table below provides a breakdown of operating expenses for the years ended December 31, 2010 and 2009.

(in thousands)
	Years Ended December 31,
	2010	2009	Change
Direct REIT operating expenses	$595	$596	$(1)
Compensation and benefits	1,976	1,966	10
Accounting and auditing fees	580	548	32
Legal fees	2,700	1,632	1,068
Directors’ fees and liability insurance	517	492	25
Other G&A expenses	1,453	2,076	(623)
	$7,821	$7,310	$511

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2010, the MBS portfolio consisted of $135.1 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.04%.  During the year ended December 31, 2010, we received principal repayments of $33.1 million, compared to $25.9 million for the year ended December 31, 2009.  The average prepayment speeds for the quarters ended December 31, 2010 and 2009 were 28% and 26%, respectively

The following tables summarize certain characteristics of Bimini Capital’s agency and government mortgage related securities as of December 31, 2010 and 2009:

(in thousands)
Asset Category	Fair Value	Percentage of Entire Portfolio	Weighted Average Coupon	Weighted Average Maturity in Months	Longest Maturity	Weighted Average Coupon Reset in Months	Weighted Average Lifetime Cap	Weighted Average Periodic Cap
December 31, 2010
Adjustable-Rate MBS	$64,458	47.7%	2.83%	279	1-Jan-41	2.72	10.19%	2.00%
Fixed-Rate MBS	50,013	37.0%	4.90%	178	1-Apr-36	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	2,783	2.1%	5.18%	295	1-Aug-35	18.03	10.18%	2.00%
Total Mortgage-backed Pass-through	117,254	86.8%	3.77%	236	1-Jan-41	3.35	10.19%	2.00%
Structured MBS	17,879	13.2%	5.83%	272	16-Nov-39	n/a	n/a	n/a
Total Mortgage Assets	$135,133	100.0%	4.04%	241	1-Jan-41	3.35	n/a	2.00%
December 31, 2009
Adjustable-Rate MBS	$32,598	27.2%	3.75%	261	1-Oct-35	4.87	11.16%	10.34%
Fixed-Rate MBS	5,241	4.4%	6.50%	333	1-Oct-37	n/a	n/a	n/a
Hybrid Adjustable-Rate MBS	67,036	56.0%	4.45%	338	1-Dec-39	40.27	9.45%	2.00%
Total Mortgage-backed Pass-through	104,875	87.6%	4.33%	314	1-Dec-39	28.69	10.01%	4.40%
Structured MBS	14,793	12.4%	5.59%	240	25-Jan-39	n/a	n/a	n/a
Total Mortgage Assets	$119,668	100.0%	4.49%	305	1-Dec-39	28.69	n/a	4.40%

(in thousands)
	December 31, 2010		December 31, 2009
Agency	Fair Value	Percentage of Entire Portfolio	Fair Value	Percentage of Entire Portfolio
Fannie Mae	$103,568	76.64%	$108,775	90.9%
Freddie Mac	25,710	19.03%	10,893	9.1%
Ginnie Mae	5,855	4.33%	-	-
Total Portfolio	$135,133	100.00%	$119,668	100.0%

Entire Portfolio	December 31, 2010	December 31, 2009
Weighted Average Pass Through Purchase Price	$104.44	$103.13
Weighted Average Structured Purchase Price	$5.46	$4.66
Weighted Average Pass Through Current Price	$105.29	$103.79
Weighted Average Structured Current Price	$5.98	$4.93
Effective Duration (1)	1.024	1.593

(1) Effective duration of 1.024 indicates that an interest rate increase of 1.0% would be expected to cause a 1.024% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2010.  An effective duration of 1.593 indicates that an interest rate increase of 1.0% would be expected to cause a 1.593% decline in the value of the MBS in the Company’s investment portfolio at December 31, 2009. These figures include the structured securities in the portfolio.

The following table presents the constant prepayment rate (“CPR”) we experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.

Three Months Ended,	Structured MBS Sub-Portfolio	PT MBS Sub-Portfolio	Total Portfolio
December 31, 2010	34.5	11.7	28.3
September 30, 2010	35.0	17.2	30.6
June 30, 2010	44.9	27.8	42.1
March 31, 2010	33.3	9.2	28.8
December 31, 2009	26.9	26.0	26.1
September 30, 2009	27.0	26.9	26.9
June 30, 2009	22.0	9.1	11.7
March 31, 2009	9.2	10.9	10.7

Bimini Capital’s portfolio of PT MBS is typically comprised of ARMs fixed-rate MBS and hybrid ARMs. Bimini Capital seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, Bimini Capital strives to maintain a PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying Bimini Capital’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from Bimini Capital’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of Bimini Capital’s IO and IIO portfolio will vary greatly because of the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements and model duration to be affected by changes in prepayments as well as one month LIBOR – both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of December 31, 2010, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
	Fair Value	$ Change in Fair Value			% Change in Fair Value
		-100 BPS	+100 BPS	+200 BPS	-100 BPS	+100 BPS	+200 BPS
Adjustable Rate MBS	$64,458	$1,030	$(1,030)	$(2,061)	1.60%	(1.60)%	(3.20)%
Fixed Rate MBS	50,013	1,573	(1,573)	(3,145)	3.14%	(3.14)%	(6.29)%
Hybrid Adjustable Rate MBS	2,783	30	(30)	(60)	1.07%	(1.07)%	(2.14)%
Structured MBS	17,879	(846)	846	1,693	(4.73)%	4.73%	9.47%
Portfolio Total	$135,133	$1,787	$(1,787)	$(3,573)	1.32%	(1.32)%	(2.64)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise and a 200 bps rise adjusted to reflect the impact of convexity.

(in thousands)
	Fair Value	$ Change in Fair Value			% Change in Fair Value
		-100 BPS	+100 BPS	+200 BPS	-100 BPS	+100 BPS	+200 BPS
Adjustable Rate MBS	$64,458	$667	$(1,177)	$(2,695)	1.04%	(1.83)%	(4.18)%
Fixed Rate MBS	50,013	1,154	(1,812)	(3,858)	2.31%	(3.62)%	(7.71)%
Hybrid Adjustable Rate MBS	2,783	(20)	(49)	(117)	(0.71)%	(1.75)%	(4.20)%
Structured MBS	17,879	(2,594)	5,611	8,626	(14.51)%	31.38%	48.24%
Portfolio Total	$135,133	$(793)	$2,573	$1,956	(0.59)%	1.90%	1.45%

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

Repurchase Agreements

As of December 31, 2010, Bimini Capital had established borrowing facilities in the repurchase agreement market with four counterparties which we believe are in excess of our needs.  None of these lenders are affiliated with Bimini Capital. As of December 31, 2010, we had funding in place with two of those counterparties.  These borrowings are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2010, Bimini Capital had obligations outstanding under the repurchase agreements of approximately $113.6 million with a net weighted average borrowing cost of 0.32%. The remaining maturity of Bimini Capital’s outstanding repurchase agreement obligations ranged from 10 to 66 days, with a weighted average maturity of 28 days.  Securing the repurchase agreement obligation as of December 31, 2010, are MBS with an estimated fair value, including accrued interest, of $117.6 million and a weighted average maturity of 237 months. Through March 23, 2011, the Company has been able to maintain its repurchase facilities with its counterparties with comparable terms to those that existed at December 31, 2010 with maturities through July 7, 2011.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances and unused borrowing capacity under repurchase agreements.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, cash flows received by Mortco from the residual interests and the collection of servicing advances.  Because our MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.  Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Through December 31, 2010, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds and/or market interest rates suddenly increase on the mortgages underlying our MBS, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As a result of losses incurred during and after the period when the Mortco operated a mortgage loan origination business, the Company was forced to materially downsize its investment portfolio to raise cash, and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. One consequence of this development was the Company had progressively less access to funding via repurchase agreements and from fewer counterparties.  The Company therefore opted to augment its existing leveraged MBS portfolio with alternative investments.  The Company developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities currently in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  As described above, this strategy is now a core element of the Company’s investment strategy.

During 2009, the Company extinguished $76.3 million of trust preferred securities and recognized a gain of $42 million.  At December 31, 2010 and 2009, $26.8 million of trust preferred securities bearing interest at an adjustable rate (3.8% at December 31, 2010) and maturing on 2035 remain outstanding.

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

MORTGAGE-BACKED SECURITIES

The Company’s investments in MBS are classified as held for trading.  Changes in fair value of securities held for trading are recorded through the statement of operations. The Company’s MBS have fair values determined by management based on the average of third-party broker quotes received and/or by independent pricing sources when available. Because the price estimates may vary to some degree between sources, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values for financial reporting purposes. Alternatively, management could opt to have the value of all of its positions in MBS determined by either an independent third-party pricing source or do so internally based on management’s own estimates. Management believes pricing on the basis of third-party broker quotes is the most consistent with the definition of fair value described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures.

REPURCHASE AGREEMENTS

We finance the acquisition of our PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

INCOME RECOGNITION

All securities are either PT MBS securities, IO securities or IIO securities. Income on PT MBS securities is based on the stated interest rate of the security. Premium or discount present at the date of purchase is not amortized. For IIO and IO securities classified as held for trading, the income is accrued based on the carrying value and the effective yield. As cash is received it is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security.  Changes in fair value during the period are recorded in earnings and reported as (losses) gains on trading securities in the accompanying consolidated statement of operations.

INCOME TAXES

Bimini Capital has elected to be taxed as a REIT under the Code. As further described below, Bimini Capital’s subsidiary, Mortco is a taxpaying entity for income tax purposes and is taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

Mortco and its activities are subject to corporate income taxes and the applicable provisions of FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As discussed above, Mortco previously pooled loans that it had originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. Mortco held approximately $3.9 million of retained interests from securitizations as of December 31, 2010.  In addition, Mortco retained the servicing related to the loans sold or securitized.  While such servicing has been sold and or surrendered, advances made prior to such transactions continues to be collected as the underlying properties are liquidated.

The cash flows associated with Mortco’s securitization activities for the years ended December 31, 2010 and 2009, were as follows:

(in thousands)
	Years Ended December 31,
	2010	2009
Net servicing repayments	2,041	14,254
Cash flows received on retained interests	4,222	9,834

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of the effectiveness of internal control, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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
G. Hunter Haas IV
President, Chief Investment Officer,
Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc. and subsidiaries (the ”Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and our report dated March 24, 2011 expressed an unqualified opinion thereon.

West Palm Beach, Florida                                                                                                                                    /s/ BDO USA, LLP
March 24, 2011                                                                                                                  Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 24, 2011 expressed an unqualified opinion thereon.

West Palm Beach, Florida                                                                                                                              /s/ BDO USA, LLP
March 24, 2011                                                                                                                Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS:
Mortgage-backed securities – held for trading
Pledged to counterparties, at fair value	$117,253,931	$104,875,798
Unpledged, at fair value	17,879,409	14,792,697
Total mortgage-backed securities	135,133,340	119,668,495
Cash and cash equivalents	2,830,584	6,469,795
Restricted cash	3,545,885	2,530,000
Retained interests in securitizations	3,927,777	5,934,499
Accrued interest receivable	1,049,577	1,075,052
Property and equipment, net	3,894,717	3,976,546
Prepaids and other assets, net	6,609,043	9,686,928
Total Assets	$156,990,923	$149,341,315

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES:
Repurchase agreements	$113,591,685	$100,271,206
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	120,410	131,595
Dividends payable in cash	-	1,877,944
Dividends payable in Class A common stock	-	16,862,469
Accounts payable, accrued expenses and other	8,102,062	8,548,662
Total Liabilities	148,618,597	154,496,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no shares issued and outstanding as of December 31, 2010 and 2009	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 9,776,586 shares issued and outstanding as of December 31, 2010 and 2,763,779 shares issued and outstanding as of December 31, 2009	9,777	2,764
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of December 31, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares issued and outstanding as of December 31, 2010 and 31,939 shares issued and outstanding as of December 31, 2009	32	32
Additional paid-in capital	334,459,072	319,191,227
Accumulated deficit	(326,096,587)	(324,349,056)
Total Stockholders’ Equity (Deficit)	8,372,326	(5,155,001)
Total Liabilities and Stockholders’ Equity (Deficit)	$156,990,923	$149,341,315
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009
Interest income	$6,467,103	$11,024,210
Interest expense	(278,060)	(487,770)
Net interest income, before interest on junior subordinated notes	6,189,043	10,536,440
Interest expense on junior subordinated notes	(2,118,486)	(5,110,729)
Net interest income	4,070,557	5,425,711
(Losses) gains on trading securities	(471,708)	4,761,104
Losses on Eurodollar futures	(392,275)	-
Net portfolio income	3,206,574	10,186,815

Other income:
Gains on retained interests on securitizations	2,215,739	166,932
Other income	506,556	771,495
Gain on debt extinguishment	-	42,026,708
Total other income	2,722,295	42,965,135

Expenses:
Compensation and related benefits	1,976,019	1,966,188
Directors' fees and liability insurance	517,351	492,396
Audit, legal and other professional fees	3,280,422	2,179,273
Direct REIT operating expenses	594,719	595,574
Other administrative	1,452,889	2,076,471
Total expenses	7,821,400	7,309,902

(Loss) income before income taxes	(1,892,531)	45,842,048

Income tax (benefit) provision	(145,000)	145,000

Net (loss) income	$(1,747,531)	$45,697,048

Basic And Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic	$(0.18)	$16.37
Diluted	$(0.18)	$11.90
CLASS B COMMON STOCK
Basic	$(0.19)	$16.37
Diluted	$(0.19)	$12.22
Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic	9,644,850	2,759,821
Diluted	9,644,850	3,807,623
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,939
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$0.1225	$0.70
CLASS B COMMON STOCK	$0.1225	$0.70

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock, Amounts at par value			Additional Paid-in Capital	Accumulated Deficit
	Class A	Class B	Class C			Total
Balances, January 1, 2009	$2,621	$32	$32	$339,148,411	$(370,046,104)	$(30,895,008)
Net income	-	-	-	-	45,697,048	45,697,048
Dividends declared	-	-	-	(20,180,982)	-	(20,180,982)
Issuance of Class A common shares for board compensation and equity plan share exercises	143	-	-	148,909	-	149,052
Amortization of equity plan compensation	-	-	-	74,889	-	74,889

Balances, December 31, 2009	$2,764	$32	$32	$319,191,227	$(324,349,056)	$(5,155,001)
Net loss	-	-	-	-	(1,747,531)	(1,747,531)
Dividends paid in shares of Class A Common Stock	7,241	-	-	16,647,596	-	16,654,837
Cash dividends declared	-	-	-	(1,276,929)	-	(1,276,929)
Issuance of Class A common shares for board compensation	176	-	-	160,162	-	160,338
Class A shares repurchased and retired	(404)	-	-	(348,940)	-	(349,344)
Amortization of equity plan compensation	-	-	-	85,956	-	85,956

Balances, December 31, 2010	$9,777	$32	$32	$334,459,072	$(326,096,587)	$8,372,326
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,747,531)	$45,697,048
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation and equity plan amortization	246,294	223,941
Depreciation and amortization	206,929	468,540
Losses (gains) on trading securities	471,708	(4,761,104)
Gains on retained interests in securitizations	(2,215,739)	(166,932)
Gain on debt extinguishment	-	(42,026,708)
Changes in operating assets and liabilities:
Accrued interest receivable	25,475	(187,516)
Prepaid expenses and other assets	2,878,429	19,486,325
Accrued interest payable	(11,185)	179,811
Accounts payable, accrued expenses and other	(654,232)	(2,363,323)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(799,852)	16,550,082
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(154,098,104)	(152,804,373)
Sales	105,152,495	184,173,880
Principal repayments	33,089,035	25,926,346
Principal payments received on retained interests in securitizations	4,222,462	9,833,693
Increase in restricted cash	(1,015,885)	(2,530,000)
Purchases of property and equipment	(5,624)	(9,205)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,655,621)	64,590,341
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	443,418,141	1,644,414,837
Principal payments on repurchase agreements	(430,097,662)	(1,692,838,713)
Cash paid to extinguish long-term debt	-	(32,509,426)
Dividends paid in cash	(3,154,873)	(1,440,570)
Stock repurchases	(349,344)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,816,262	(82,373,872)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,639,211)	(1,233,449)
CASH AND CASH EQUIVALENTS, beginning of the year	6,469,795	7,703,244
CASH AND CASH EQUIVALENTS, end of the year	$2,830,584	$6,469,795

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,288,255	$5,044,964
Income taxes	$810,538	$-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Dividends paid in shares of Class A Common Stock, net of shares withheld to satisfy tax withholding obligations related to dividends paid related to stock incentive plans.	$16,654,837	$-

Assets and liabilities retired through debt extinguishment transaction:
Investment in Bimini Capital Trust I	$-	$1,550,000
Investment in Bimini Capital Trust II	-	742,560
Unamortized debt issuance costs	-	495,150
Junior subordinated notes due to Bimini Capital Trust I	-	34,050,000
Junior subordinated notes due to Bimini Capital Trust II	-	10,680,014
Accrued interest payable due to Bimini Capital Trust I and II	-	1,031,285

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was originally formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Bimini Capital is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  In addition, a REIT must meet other provisions of the Code to retain its special tax status.  Bimini Capital’s website is located at http://www.biminicapital.com.

On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC (“OFS”).  This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed Mortco TRS, LLC (“Mortco”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means Mortco TRS, LLC or “Mortco.”  Upon closing of the transaction, Mortco became a wholly-owned taxable REIT subsidiary of the Company.

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its qualified REIT subsidiary. Discussions related to Bimini Capital’s taxable REIT subsidiary or non-REIT eligible assets refer to Mortco TRS, LLC (“Mortco”) and its consolidated subsidiaries. Discussions relating to “the Company” refer to the consolidated entity.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying financial statements include the fair values of MBS, Eurodollar futures contracts, retained interests and asset valuation allowances.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its wholly-owned subsidiaries, Orchid Island Capital, Inc. (a qualified REIT subsidiary) and Mortco, as well as the wholly-owned subsidiaries of Mortco.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

As further described in Note 8, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the applicable accounting guidance for variable interest entities, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Statement of Comprehensive Income (Loss)

In accordance with FASB ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash represents cash held on deposit as collateral with the repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements, and cash held by a broker as margin on Eurodollar futures contracts.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2010 approximated $1.3 million.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage loans (collectively, MBS).  MBS transactions are recorded on the trade date.

In accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities, the Company classifies its investments in MBS into one of three categories: trading, available-for-sale or held-to-maturity. All MBS securities held by Bimini Capital are reflected in the Company's financial statements at their estimated fair value.

The fair value of the Company’s investments in MBS is governed by FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The definition of fair value in FASB ASC Topic 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

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

Retained Interests

Retained interests in the subordinated tranches of securities created in securitization transactions were recorded at fair value and presented separately on the balance sheet. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions—expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

Derivative Financial Instruments

The Company has entered into derivative financial instruments to manage interest rate risk, facilitate asset/liability strategies, and manage other exposures, and it may continue to do so in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges.  FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative investments be carried at fair value.

Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Eurodollar futures contracts, mortgage loans held for sale and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 15 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, principal payments receivable, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  December 31, 2010 and 2009, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in Note 8 to the financial statements.

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

Repurchase Agreements

The Company finances the acquisition of its PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 90 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines or as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  At December 31, 2010, the Company had outstanding balances under repurchase agreements with two lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) of $3.9 million.

Share-Based Compensation

The Company follows the provisions of FASB ASC Topic 718, Compensation – Stock Compensation, to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award. Payments pursuant to dividend equivalent rights, which are granted along with certain equity based awards, are charged to stockholders’ equity when declared.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal. A significant forfeiture, or an indication that significant forfeitures may occur, would result in a revised forfeiture rate which would be accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

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

Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in the declared dividends to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At December 31, 2010, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 13, Income Taxes, Mortco is a taxpaying entity for income tax purposes and is taxed separately from the REIT.   The Company files federal and state tax returns for both the REIT and the taxable REIT subsidiary.  Generally, returns for all periods after 2006 remain open for examination.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentations, including the reporting of Mortco as described below.

During the second quarter of 2007, the Company closed the mortgage wholesale and conduit mortgage loan origination channels of Mortco and subsequently sold substantially all of the operating assets of Mortco.  Mortco has been reported since that date as a discontinued operation following applicable accounting standards.  Through September 30, 2010, most of the remaining assets and liabilities were considered to be contingent and were held by Mortco pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset has been delayed as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company has made efforts to market such securities to previously active market participants.  Because Mortco continues to hold these net assets, and the Company has not been able to dispose of them, effective October 1, 2010,  the related assets and liabilities previously classified as held for sale have been reclassified to held and used for all periods presented.

Recent Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-11, Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives, was issued to clarify the scope exception under FASB ASC Topic 815-15, Derivatives and Hedging – Embedded Derivatives,  for embedded credit derivative features to explain how to determine which features are considered to be embedded derivatives that should not be analyzed for potential bifurcation. The ASU also clarifies that the embedded credit derivative feature related to the transfer of credit risk only in the form of subordination is not subject to the application of FASB ASC Topic 815-15 and articulates certain additional circumstances that do not qualify for the exception. The ASU also discusses the use of the fair value option for investments in a beneficial interest in a securitized financial asset. The ASU was effective at the beginning of the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The implementation of this new accounting guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The ASU was effective immediately upon issuance.  The implementation of this new accounting guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends FASB ASC Topic 820 to require additional disclosures related to the transfers in and out of the fair value hierarchy and the activity of Level 3 financial instruments. This ASU also provides clarification for the classification of financial instruments and the discussion of inputs and valuation techniques. The new disclosures and clarification were effective for interim and annual reporting periods after December 15, 2009, except for the disclosures related to the activity of Level 3 financial instruments. Those disclosures are effective for periods beginning after December 15, 2010 and for interim periods within those years. The Company has implemented all of the required disclosures and that implementation did not have a material impact to the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification , in response to practice issues entities encountered in applying the decrease in ownership provisions of FASB ASC Topic 810, Consolidation.  The ASU clarifies that the decrease in ownership provisions of FASB ASC Topic 810-10 and related guidance apply to (a) a subsidiary or group of assets that is a business or nonprofit activity, (b) a subsidiary or group of assets that is a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture) and (c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture). In addition, the ASU clarifies that the decrease in ownership guidance does not apply to sales of in-substance real estate or conveyances of oil and gas mineral rights, even if these transactions involve businesses. Finally, the ASU expands the disclosures required upon deconsolidation of a subsidiary. The Company adopted the guidance provided in this ASU on January 1, 2010.  The implementation of this new accounting guidance did not have any impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, a Consensus of the FASB Emerging Issues Task Force, which amends the accounting guidance specified in FASB ASC Topic 500.  The ASU seeks to eliminate diversity in practice by requiring classification of the stock portion of a dividend payment as a share issuance if there is a limit on the cash portion of the dividend payment.  The Company applied this new accounting guidance for its dividend declared in November 2009 and paid in January 2010.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2010 and 2009:

(in thousands)
	December 31
	2010	2009
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$2,783	$67,036
Adjustable-rate Mortgages	64,458	32,598
Fixed-rate Mortgages	50,013	5,241
Total Pass-Through Certificates	117,254	104,875
Structured MBS Certificates:
Structured MBS	17,879	14,793
Totals	$135,133	$119,668

The following table summarizes the Company’s MBS portfolio as of December 31, 2010 and 2009, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31
	2010	2009
Less than one year	$-	$-
Greater than one year and less than five years	1,600	3,495
Greater than five years and less than ten years	9,077	1,800
Greater than or equal to ten years	124,456	114,373
Totals	$135,133	$119,668

NOTE 3.  RETAINED INTERESTS

The following table summarizes the Company’s residual interests in asset backed securities as of December 31, 2010 and 2009:

 (in thousands)
		December 31,
Series	Issue Date	2010	2009
HMAC 2004-1	March 4, 2004	$430	$757
HMAC 2004-2	May 10, 2004	921	1,340
HMAC 2004-3	June 30, 2004	911	1,541
HMAC 2004-4	August 16, 2004	558	1,280
HMAC 2004-5	September 28, 2004	1,108	1,016
Total		$3,928	$5,934

NOTE 4.  PROPERTY AND EQUIPMENT

The composition of property and equipment follows:

(in thousands)
	December 31,
	2010	2009
Land	$2,247	$2,247
Buildings and improvements	1,827	1,825
Computer equipment and software	265	261
Office furniture and equipment	248	248
	4,587	4,581
Less accumulated depreciation and amortization	692	604
Total	$3,895	$3,977

Depreciation of property and equipment totaled $87,000 in 2010 and $95,000 in 2009.

NOTE 5.  PREPAID EXPENSES AND OTHER ASSETS

The composition of prepaid expenses and other assets follows:

(in thousands)
	December 31,
	2010	2009
Prepaid expenses	$460	$342
Surety bonds	1,197	2,010
Servicing advances – net of allowance for doubtful accounts of
$256 at December 31, 2010 and 2009	2,660	4,701
Servicing sale receivable	936	936
Investment in Bimini Capital Trust II	804	804
Other	552	894
Total	$6,609	$9,687

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  Collections on amounts previously written off are included in income as received.

NOTE 6.   REPURCHASE AGREEMENTS

As of December 31, 2010, Bimini Capital had outstanding repurchase obligations of approximately $113.6 million with a net weighted average borrowing rate of 0.32%. These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $117.6 million.  As of December 31, 2009, Bimini Capital had outstanding repurchase obligations of approximately $100.3 million with a net weighted average borrowing rate of 0.30%.  These agreements were collateralized by MBS with a fair value of approximately $105.2 million.

As of December 31, 2010 and 2009, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT (1 DAY OR LESS)	BETWEEN 2 AND 30 DAYS	BETWEEN 31 AND 90 DAYS	GREATER THAN 90 DAYS	TOTAL
December 31, 2010
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities sold, including accrued interest receivable	$-	$75,175	$42,415	$-	$117,590
Repurchase agreement liabilities associated with these securities	$-	$73,014	$40,578	$-	$113,592
Net weighted average borrowing rate	-	0.31%	0.33%	-	0.32%
December 31, 2009
Agency-Backed Mortgage--Backed Securities:
Fair market value of securities sold, including accrued interest receivable	$-	$67,599	$37,644	$-	$105,243
Repurchase agreement liabilities associated with these securities	$-	$65,120	$35,151	$-	$100,271
Net weighted average borrowing rate	-	0.31%	0.29%	-	0.30%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2010 and 2009 is as follows:

 (in thousands)
Repurchase Agreement Counterparties	Amount at Risk(1)	Weighted Average Maturity of Repurchase Agreements in Days
December 31, 2010
MF Global, Inc.	$3,444	25
December 31, 2009
MF Global, Inc.	$4,929	38
(1) Equal to the fair value of securities sold, plus accrued interest income, minus the sum of repurchase agreement liabilities, plus accrued interest expense.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, during the second quarter of 2010, the Company economically hedged a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company did not elect hedging treatment under the current accounting standards, and as such all gains and losses for the year ended December 31, 2010 are reflected in earnings.

As of December 31, 2010, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at December 31, 2010 is approximately $223,000 and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with notional amounts of $26 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of December 31, 2010, the Company has effectively locked in a weighted-average fixed LIBOR rate of 1.68% on $26 million of its junior subordinated notes through March 2013.  The corresponding interest rate for the junior subordinated notes is 5.18%.  For the year ended December 31, 2010, the Company had realized losses of approximately $392,000 on Eurodollar futures contracts.

NOTE 8.  TRUST PREFERRED SECURITIES

As of December 31, 2008, Bimini Capital sponsored two statutory trusts, known as Bimini Capital Trust I (“BCTI”) and Bimini Capital Trust II (“BCTII”) of which 100% of the common equity is owned by the Company, formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by each trust are the sole assets of that trust.

During the year ended December 31, 2009, Bimini Capital entered into agreements pursuant to which $51.6 million of the obligations under the trust preferred capital securities issued by BCTI and $24.7 million of the obligations under the trust preferred capital securities issued by BCTII were discharged for consideration totaling $32.5 million and costs and expenses of approximately $1.8 million. The Company recorded gains of approximately $42.0 million on these debt extinguishments.

As of December 31, 2010 and 2009, the remaining outstanding principal balance on the junior subordinated debt securities owed to BCTII is $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes had a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2010, the interest rate was 3.80% The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

The trust is a variable interest entity pursuant to FASB ASC Topic 810 because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in the trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investments in BCTII are not a variable interest, Bimini Capital is not the primary beneficiary of the trusts. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its financial statements.

 The accompanying consolidated financial statements present Bimini Capital's BCTII Junior Subordinated Notes issued to the trust as a liability and Bimini Capital's investment in the common equity securities of BCTII as an asset. For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTII as interest expense.

NOTE 9.  CAPITAL STOCK

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

Issuances of Common Stock

During the year ended December 31, 2009, the Company issued 9,781 shares of its Class A Common Stock to Bimini employees pursuant to the terms of the stock incentive plan phantom share grants. There were no shares issued during the year ended December 31, 2010 under the Company’s stock incentive plans.

During the years ended December 31, 2010 and 2009, the Company issued 175,521 and 133,296 shares, respectively, of its Class A Common Stock for payment of Director fees.

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

Also on November 9, 2009, the Company’s Board of Directors declared a $6.50 per share special dividend to the holders of its dividend eligible securities on the record date of December 9, 2009.  Subject to an aggregate cash limitation of approximately $1.9 million, stockholders had the option to make an election to receive payment of the dividend in cash or in shares of its Class A Common Stock.  Stockholders that elected to receive the dividend entirely in shares received approximately 2.8 shares for each share held.  Stockholders that elected to receive at least a portion of the dividend in cash received approximately $0.69 in cash and 2.5 shares for each share held.  The distribution totaling approximately $1.9 million in cash and 7,241,446 in shares was paid on January 19, 2010.

A liability of $18.7 million was recorded in December 2009 related to the special dividend mentioned above.  This liability consisted of both the cash portion of the dividend declared and the fair value of the shares of stock to be issued.  The liability was settled in January 2010 for $1.9 million in cash and an increase in stockholders’ equity of $16.7 million, representing the fair value of the shares issued, net of shares withheld in satisfaction of payroll taxes on dividends paid with respect to the Company’s outstanding stock incentive plan shares.

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

On October 4, 2010, the Company's Board of Directors declared a $0.03 per share cash dividend to the holders of its dividend eligible securities on the record date of October 15, 2010.  The distribution totaling approximately $315,000 was paid on October 29, 2010

On December 8, 2010, the Company's Board of Directors declared a $0.0325 per share cash dividend to the holders of its dividend eligible securities on the record date of December 23, 2010.  The distribution totaling approximately $332,000 was paid on December 30, 2010.

Based on the year 2010 tax accounting for the REIT, the Company has determined that the dividends declared in 2010 are not taxable to the recipient, but will be treated by the recipient as a return of capital for tax purposes.

Preferred Stock

General

After the reclassification of authorized shares described above, there are 10,000,000 authorized shares of preferred stock, with a $0.001 par value per share. The Company's Board of Directors has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized by the Board of Directors.  Prior to issuance of shares of each class or series of preferred stock, the Board of Directors is required by the Company’s charter to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series.

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

Ownership Limitations

Bimini Capital’s amended charter, subject to certain exceptions, contains certain restrictions on the number of shares of stock that a person may own. Bimini Capital’s amended charter contains a stock ownership limit that prohibits any person from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of stock in excess of 4.98% of the total number or value of the outstanding shares of Bimini Capital’s common stock, whichever is more restrictive, or Bimini Capital’s stock in the aggregate. Bimini Capital’s amended charter further prohibits (i) any person from beneficially or constructively owning shares of Bimini Capital’s stock that would result in Bimini Capital being "closely held" under Section 856(h) of the Code or otherwise cause Bimini Capital to fail to qualify as a REIT, and (ii) any person from transferring shares of Bimini Capital’s stock if such transfer would result in shares of Bimini Capital’s stock being owned by fewer than 100 persons. Bimini Capital’s Board of Directors, in its sole discretion, may exempt a person from the stock ownership limit. However, Bimini Capital’s Board of Directors may not grant such an exemption to any person whose ownership, direct or indirect, of an excess of 9.8% of the number or value of the outstanding shares of Bimini Capital’s stock (whichever is more restrictive) would result in Bimini Capital being "closely held" within the meaning of Section 856(h) of the Code or otherwise would result in failing to qualify as a REIT. The person seeking an exemption must represent to the satisfaction of Bimini Capital’s Board of Directors that it will not violate the aforementioned restriction. The person also must agree that any violation or attempted violation of any of the foregoing restrictions will result in the automatic transfer of the shares of stock causing such violation to the trust (as defined below). Bimini Capital’s Board of Directors may require a ruling from the IRS or an opinion of counsel, in either case in form and substance satisfactory to Bimini Capital’s Board of Directors in its sole discretion, to determine or ensure Bimini Capital’s qualification as a REIT.

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

NOTE 10.    STOCK INCENTIVE PLANS

On December 18, 2003, Bimini Capital adopted the 2003 Long Term Incentive Compensation Plan (the “2003 Plan”) to provide Bimini with the flexibility to use stock options and other awards as part of an overall compensation package to provide a means of performance-based compensation to attract and retain qualified personnel. The 2003 Plan was amended and restated in March 2004. Key employees, directors and consultants are eligible to be granted stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards under the 2003 Plan. Subject to adjustment upon certain corporate transactions or events, a maximum of 1,448,050 shares of the Class A Common Stock (but not more than 10% of the Class A Common Stock outstanding on the date of grant) may be subject to stock options, shares of restricted stock, phantom shares and dividend equivalent rights under the 2003 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is being amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the grant agreements, for periods through March 15, 2015. The Company recognizes compensation expense over the vesting period. Compensation expense recognized for phantom shares was approximately $86,000 and $75,000 for the years ended December 31, 2010 and 2009, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the years ended December 31, 2010 and 2009 is presented below:

	Years Ended December 31,
	2010		2009
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Nonvested, at January 1	102,000	$1.58	13,237	$5.79
Granted	302,000	0.97	102,000	1.58
Vested	-	-	(8,197)	7.36
Forfeited	(3,000)	0.97	(5,040)	3.24
Nonvested, at December 31	401,000	$1.12	102,000	$1.58

As of December 31, 2010, there was approximately $348,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 46.3 months.  The intrinsic value of the outstanding phantom shares as of December 31, 2010 and 2009 was $313,000 and $245,000, respectively.  All of the outstanding unvested awards at December 31, 2010 were granted with dividend participation rights.

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

NOTE 11.	SAVINGS INCENTIVE PLAN

Bimini Capital’s employees have the option to participate in the Bimini Capital Management, Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Bimini Capital’s sole discretion, Bimini Capital can match the employees’ contributions. For the years ended December 31, 2010 and 2009, Bimini Capital made 401(k) matching contributions of approximately $29,000 and $34,000, respectively.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against Mortco seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to repurchase approximately fifty loans.  A mediation hearing was held February 23, 2010.  The parties continued settlement discussions for several months after the mediation but did not reach a settlement.  On September 17, 2010 Coast Bank filed a motion for substitution of counsel and subsequently filed a motion for partial summary judgment arguing that the alleged oral contract is not subject to Florida’s statute of frauds.   The parties have agreed that Mortco will file a cross-motion for summary judgment in which Mortco will seek a ruling that the alleged oral contract is barred by the statute of frauds.  Both motions are scheduled to be argued on April 6, 2011.  In the event that summary judgment is not granted in Mortco's favor, the Mortco plans to continue to defend this matter vigorously.

On September 17, 2007, a complaint was filed in the U.S. District Court for the Southern District of Florida by William Kornfeld against Bimini Capital, certain of its current and former officers and directors, Flagstone Securities, LLC and BB&T Capital Markets alleging various violations of the federal securities laws and seeking class action certification.  At a mediation held on February 12, 2010, the parties reached a tentative settlement of this matter for $2.35 million. The Company had accrued approximately $0.5 million related to the settlement.  This amount represented the remainder of the $1.0 million retention that the Company was required to pay under the terms of its Directors and Officers insurance policy. On October 14, 2010, the remaining $0.4 million of the accrual was remitted to an escrow account established for the plaintiffs to be included in the settlement fund. The remainder of the settlement will be paid by the Company’s insurance carrier.  A written stipulation of settlement was presented to the Court and a preliminary approval was granted on September 10, 2010.  Notices were sent to members of the Class in order to provide the members of the class an opportunity to opt out of the settlement.  Members had until November 11, 2010 to elect out of the settlement. A final fairness hearing was held December 9, 2010.  Since the requisite percentage of members (5%) did not opt out of the settlement, the settlement became final. A Final Judgment and Order of Dismissal with Prejudice was issued by the Court on December 14, 2010.

A complaint was filed on December 23, 2009 in the Southern District of New York by R. Davis Howe against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), and Hexagon Securities, LLC (“Hexagon”). (On December 8, 2010, Hexagon was dismissed from the action with prejudice.) The complaint alleges that Howe, a note-holder in Preferred Term Securities XX (“PreTSL XX”), suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in December 2009. The complaint alleged breach of the Indenture and breach of fiduciary duties by BNYM, and claims for tortuous interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality” by Bimini. Plaintiff also alleged derivative claims brought in the name of Nominal Defendant PreTSL XX and BNYM as trustee. On March 4, 2011, the Court granted plaintiff's motion for summary judgment on its breach of contract claim against BNYM. The Court also granted defendants' motion for summary judgment dismissing plaintiff's derivative claims, including the claim for “rescission/illegality.” The parties’ motions for summary judgment as to all other claims were denied. On March 23, 2011, the parties reached a settlement of this matter, pursuant to which all claims will be dismissed with prejudice. Bimini’s contribution to the settlement is $400,000, which has been recorded as an accrued expense in the Company’s accompanying December 31, 2010 consolidated balance sheet.

A second complaint by a note-holder in PreTSL XX was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against the same defendants.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd., alleges losses as a result of the same repurchase of securities from PreTSL XX by Bimini.  The Hildene plaintiffs have alleged the same causes of action as Howe in the federal action.  In addition, they have also alleged a cause of action for breach of the covenant of good faith and fair dealing (both directly and derivatively) against BNYM.  The Hildene plaintiffs have agreed to stay this action pending resolution of the federal action.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as Mortco, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “Opteum”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against Opteum.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by Opteum in August 2005 and the first quarter of 2006 and that Opteum made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims they are entitled to damages of $25 million.  However, no monetary demand is contained within the enclosed draft complaint, and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.

Opteum denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  As of March 23, 2011, Mass Mutual has taken no action to prosecute its claim against Opteum, and the range of loss, if any, or potential loss cannot reasonably be estimated.  Should Mass Mutual initiate litigation, Opteum will defend such litigation vigorously.

Loans Sold to Investors.

Generally, Mortco was not exposed to significant credit risk on its loans sold to investors. In the normal course of business, Mortco provided certain representations and warranties during the sale of mortgage loans which obligated it to repurchase loans which are subsequently unable to be sold through the normal investor channels. The repurchased loans were secured by the related real estate properties, and can usually be sold directly to other permanent investors. There can be no assurance, however, that Mortco will be able to recover the repurchased loan value either through other investor channels or through the assumption of the secured real estate.

Mortco recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the years ended December 31, 2010 and 2009 are presented below:

(in thousands)
	Years ended December 31,
	2010	2009
Balance—Beginning of year	$5,149	$7,303
Provision	48	468
Settlements	(110)	(2,622)
Balance—End of year	$5,087	$5,149

NOTE 13.  INCOME TAXES

REIT Activities

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

For the year ended December 31, 2010, Bimini Capital's REIT taxable loss is estimated to be $5.6 million.  During 2010, a GAAP financial statement gain on MBS sales of approximately $0.8 million was realized; for tax purposes, realized capital gains for this year was approximately $3.8 million.  Since there are tax capital losses available to offset the tax capital gains, the tax gains did not impact the computation of REIT taxable loss for the year ended December 31, 2010.

 During the year 2010, fair value adjustments on the MBS portfolio of approximately $(1.3) million were recorded on the GAAP financial statements; for tax purposes, these fair value adjustments will not be taken into account until the underlying security is sold.  Other differences between GAAP financial statement results and REIT taxable income (loss) include the results of the taxable REIT subsidiary (which does not impact REIT taxable income), the different tax and book accounting methods used for calculating interest income, stock compensation, and depreciation and amortization.

As of December 31, 2010, Bimini Capital has approximately $53.5 million of remaining capital loss carryforwards available to offset future capital gains, and it has a REIT tax net operating loss carryforward of approximately $6.3 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards begin to expire in 2012, and the net operating loss carryforwards begin to expire in 2028.

For the year ended December 31, 2009, Bimini Capital's REIT taxable income was approximately $40.1 million, prior to the application of the dividends paid deduction of $19.5 million and the utilization of $20.6 million of the REIT tax net operating loss carryforwards.  These two items reduced REIT taxable income to zero, in accordance with the Code.

The utilization of the $20.6 million of REIT tax net operating loss carryforwards in 2009 resulted in an original estimate of $145,000 of alternative minimum tax (“AMT”) being due for the year 2009;  however, tax legislation and regulations passed in early 2010 changed the computations of the AMT for 2009, reducing the ultimate AMT tax for Bimini Capital to zero.  As a result, the tax provision of $145,000 recorded in 2009 was reversed in 2010, and is therefore reported as a tax benefit.

During 2009, Bimini Capital's most significant items and transactions being accounted for differently for REIT tax purposes than for GAAP purposes include:  the loss from Mortco’s activities, which does not impact the REIT’s taxable income; interest on the MBS portfolio;  the accounting for debt issuance costs;  net gains realized on certain MBS sales;  and the effect of equity plan stock awards.  The interest on the MBS portfolio is being recognized on a different accounting method for tax purposes.   The debt issuance costs are amortized over different periods for tax purposes, so the amount of unamortized debt issuance costs written-off as part of the cancellation of debt transaction was greater for tax purposes.  Net gains on MBS sales for tax purposes are considered capital gains, so these gains have been offset by the REIT’s previously realized capital loss carryovers.  The future deduction of equity plan stock compensation against REIT taxable income is uncertain as to the amount, because the tax impact is measured at the fair value of the shares as of a future date, and this amount may be greater or less than the financial statement expense already recognized by the Company.  In addition, the tax treatment for dividends paid on unvested equity plan awards is to deduct them as compensation.

Taxable REIT Subsidiary

As a taxable REIT subsidiary, Mortco is a tax paying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, Mortco separately reports an income tax provision or benefit based on its own taxable activities.  The income tax provisions for the years ended December 31, 2010 and 2009 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.

During the year ended December 31, 2010, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not to be realized, due to the utilization of tax net operating loss (“NOL”) carryforwards to offset estimated taxable income for the year then ended; therefore, there is no income tax provision for 2010 related to the results of operations.  For the year ended December 31, 2009, the net deferred tax asset generated by the net loss incurred is offset in its entirety by a deferred tax asset valuation allowance, and the amounts of the gross tax benefit generated by this loss is reduced by an offsetting valuation allowance of the same amount.

The net deferred tax assets and offsetting valuation allowances at December 31, 2010 and December 31, 2009 were approximately $101.5 million and $102.2 million, respectively.  The net change in the allowance during the year 2010 of approximately $0.7 million was primarily related to the year 2010 taxable income of $1.3 million.  The net change in the valuation allowance for the year ended December 31, 2009 was approximately $1.2 million, primarily related to the reversal of certain timing differences which impacted the allowance by approximately $2.6 million, offset by an increase in the allowance for loss carryforwards of approximately $1.4 million.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within Mortco.  At December 31, 2010 and December 31, 2009, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax NOL carryforwards, which are the primary deferred tax assets of Mortco; therefore, an allowance for the full amount of the net deferred tax assets has been recorded in both years.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment.

As of December 31, 2010, Mortco had an estimated federal tax NOL carryforward of approximately $272.9 million, and estimated available state NOLs of approximately $63.8 million, which begin to expire in 2025, and are fully available to offset future taxable income.

During 2008, Mortco re-evaluated a previous tax position with regards to the taxability of excess inclusion income (“EII”).  Mortco holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006.  Some of these REMICs generate EII, which is a specific type of taxable income, pursuant to specific provisions of the Code.  Mortco based its previously-held tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  As a result of the year 2008 re-evaluation of the tax position, which included consulting with additional tax experts, Mortco concluded that it was no longer more likely than not that the tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due was still uncertain.  Therefore, during 2008, Mortco recorded a tax provision for $1.5 million for taxes that may be due on EII; this provision amount was unchanged through June 30, 2010.  Interest of $0.6 million was accrued on this tax provision through September 30, 2010.

Mortco continued to research all the tax issues relating to EII and its ownership of the REMICs, and during the calendar quarter ended September 30, 2010, it reached a tax filing position relating to this matter.  As part of the filing of its year 2009 tax returns (filed in September 2010), Mortco included a notice of inconsistent treatment in its tax returns, reported EII taxable income of approximately $2.3 million, and paid $0.8 million of income tax, interest and penalties.  Because of the continued uncertainty surrounding this tax matter, Mortco will continue to account for this tax issue as being more likely than not that the tax position would not be fully sustained upon examination.  Therefore as of December 31, 2010, Mortco has an accrual of approximately $0.7 million for taxes that may be due in the future on EII income, and $0.6 million for interest and penalties.

NOTE 14.  EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC Topic 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Class B common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met at December 31, 2010 and 2009.

The Class C common shares are not included in the basic EPS computation as these shares do not have participation rights. The Class C common shares are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A shares were not met at December 31, 2010 and 2009.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2010 and 2009. The basic and diluted per share computations for the year ended December 31, 2009 included a weighted average of 54,411 of these unvested incentive plan shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations for the year ended December 31, 2010, because of the reported loss, even though they are participating securities.

The Company previously issued stock incentive plan shares that were not dividend eligible.  For the year ended December 31, 2009, a weighted average 4,430 of such plan shares are included in the diluted per share computations. There were no such plan shares outstanding during the year ended December 31, 2010.

As discussed in Note 9, on November 9, 2009, the Company’s Board of Directors declared a special dividend giving stockholders the option to make an election to receive payment of the dividend in cash or in shares of its Class A Common Stock, subject to an aggregate cash limitation.  These shares were not included in the calculation of basic weighted-average shares outstanding until January 19, 2010, the date they were issued.  They were not included in the diluted per share calculation prior to issuance because their inclusion prior to this date would have been anti-dilutive.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Years Ended December 31,
	2010	2009
Basic and diluted EPS per Class A common share:
(Loss) income available to Class A common shares
Basic	$(1,741)	$45,174
Diluted	(1,741)	45,307
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	9,777	2,764
Unvested dividend-eligible stock incentive plan shares outstanding at the balance sheet date	-	102
Effect of weighting	(132)	(106)
Weighted average shares-basic	9,645	2,760
Effect of dilutive stock incentive plan shares	-	4
Effect of shares issued in 2010 as part of dividend declared in 2009	-	1,044
Weighted average shares-diluted	9,645	3,808
(Loss) earnings per Class A common share:
Basic	$(0.18)	$16.37
Diluted	$(0.18)	$11.90

Basic and diluted EPS per Class B common share:
(Loss) income available to Class B common shares
Basic	$(6)	$523
Diluted	(6)	390
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	$32	$32
(Loss) earnings per Class B common share
Basic	$(0.19)	$16.37
Diluted	$(0.19)	$12.22

NOTE 15.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These strata include:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Mortgage-backed securities, retained interests, Eurodollar futures contracts and mortgage loans held for sale were recorded at fair value on a recurring basis during 2010 and 2009. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

(in thousands)
		Fair Value Measurements Using
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2010
Mortgage-backed securities	$135,133	$-		$135,133		$-
Eurodollar futures contracts	224	224		-		-
Mortgage loans held for sale	40	-		-		40
Retained interests	3,928	-		-		3,928
December 31, 2009			$		$
Mortgage-backed securities	$119,668	$-		$119,668		$-
Mortgage loans held for sale	207	$-		$-		$207
Retained interests	5,934	-		-		5,934

The following tables illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009:

(in thousands)
	Mortgage Loans Held for Sale	Retained Interests
Beginning balance, January 1, 2009	$464	$15,601
Gain included in earnings	264	167
Collections, sale and settlements	(521)	(9,834)
Ending Balance, December 31, 2009	$207	$5,934
Gain included in earnings	73	2,216
Collections, sale and settlements	(240)	(4,222)
Ending Balance, December 31, 2010	$40	$3,928

NOTE 16.  RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company received accounting and tax services during the year. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $101,000 and $112,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 17.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations during the years ended December 31, 2010 and 2009.

 (in thousands, except per share data)
	2010 Quarters Ended,
	March 31	June 30	September 30	December 31
Net portfolio interest income	$1,830	$1,757	$1,193	$1,409
Interest on junior subordinated notes	(550)	(550)	(550)	(468)
Other portfolio gains (losses)	(1,903)	811	(693)	921
Net portfolio income (loss)	(623)	2,018	(50)	1,862
Other income	1,459	120	1,525	(382)
Expenses	(1,860)	(1,768)	(1,719)	(2,475)
(Loss) income before income taxes	(1,024)	370	(244)	(995)
Income tax benefit	(15)	-	(130)	-
Net (loss) income	$(1,009)	$370	$(114)	$(995)
Net (loss) income per share of:
Class A Common Stock – basic and diluted	$(0.12)	$0.04	$(0.01)	$(0.10)
Class B Common Stock – basic and diluted	$(0.12)	$0.03	$(0.01)	$(0.10)
	2009 Quarters Ended,
	March 31	June 30	September 30	December 31
Net portfolio interest income	$3,420	$2,578	$2,813	$1,725
Interest on junior subordinated notes	(2,090)	(1,298)	(1,058)	(664)
Other portfolio gains	1,694	1,533	1,274	260
Net portfolio income	3,024	2,813	3,029	1,321
Other income	1,699	30,290	764	10,212
Expenses	(2,566)	(1,244)	(1,287)	(2,213)
Income before income taxes	2,157	31,859	2,506	9,320
Income tax provision	-	-	-	145
Net income	$2,157	$31,859	$2,506	$9,175
Net income per share of:
Class A Common Stock
Basic	$0.81	$11.59	$0.87	$3.18
Diluted	$0.81	$11.57	$0.87	$1.30
Class B Common Stock
Basic	$0.81	$11.59	$0.87	$3.22
Diluted	$0.81	$11.57	$0.87	$2.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report (the “evaluation date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“the CEO”) and Chief Financial Officer (“the CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

      There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Management’s Report on Internal Control Over Financial Reporting and BDO USA, LLP’s attestation report on management’s assessment of internal control over financial reporting are included in Item 8.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders to be held on Tuesday, June 14, 2011, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2010 (the "Proxy Statement").

The Company's executive officers are appointed by the Company’s Board of Directors.  The Board of Directors has determined that the sole member of the Audit Committee of the Board of Directors, who is also the Chair of the Audit Committee, Robert J. Dwyer, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

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

*21.1	Subsidiaries of the Registrant
*23.1	Consent of BDO USA, LLP
*24.1	Powers of Attorney
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 24, 2011	By:	/s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2011

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

*21.1	Subsidiaries of the Registrant
*23.1	Consent of BDO USA, LLP
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith. † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.