Form 10-Q
period 2011-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2011-05-16
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was  9,842,099; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 31,938; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 31,938.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS:
Mortgage-backed securities – held for trading
Pledged to counterparties, at fair value	$99,509,070	$117,253,931
Unpledged, at fair value	17,524,877	17,879,409
Total mortgage-backed securities	117,033,947	135,133,340
Cash and cash equivalents	5,198,903	2,830,584
Restricted cash	1,185,510	3,545,885
Retained interests in securitizations	3,116,902	3,927,777
Accrued interest receivable	950,773	1,049,577
Property and equipment, net	3,951,781	3,894,717
Prepaids and other assets, net	6,311,932	6,609,043
Total Assets	$137,749,748	$156,990,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$94,926,935	$113,591,685
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	102,407	120,410
Accounts payable, accrued expenses and other	7,981,467	8,102,062
Total Liabilities	129,815,249	148,618,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 9,842,099 shares issued and outstanding as of March 31 2011 and 9,776,586 shares
issued and outstanding as of December 31, 2010	9,842	9,777
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2011 and December 31, 2010	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2011 and December 31, 2010	32	32
Additional paid-in capital	334,532,207	334,459,072
Accumulated deficit	(326,607,614)	(326,096,587)
Total Stockholders’ Equity	7,934,499	8,372,326
Total Liabilities and Stockholders’ Equity	$137,749,748	$156,990,923
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Interest income	$1,609,839	$1,898,094
Interest expense	(86,777)	(68,487)
Net interest income, before interest on junior subordinated notes	1,523,062	1,829,607
Interest expense on junior subordinated notes	(249,939)	(549,981)
Net interest income	1,273,123	1,279,626
Gains (losses) on trading securities	239,186	(1,902,802)
Gains on Eurodollar futures	9,250	-
Net portfolio income (deficiency)	1,521,559	(623,176)

Other (expense) income:
(Losses) gains on retained interests in securitizations	(55,204)	1,384,150
Other (expense) income	(27,282)	75,477
Total other (expense) income	(82,486)	1,459,627

Expenses:
Compensation and related benefits	500,752	520,403
Directors' fees and liability insurance	149,516	128,260
Audit, legal and other professional fees	943,113	679,949
Direct REIT operating expenses	138,376	147,187
Other administrative	218,343	369,894
Total expenses	1,950,100	1,845,693

Loss before income taxes	(511,027)	(1,009,242)

Income taxes	-	-

Net loss	$(511,027)	$(1,009,242)

Basic and Diluted Net loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.05)	$(0.12)
CLASS B COMMON STOCK
Basic and Diluted	$(0.05)	$(0.12)
Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic and Diluted	9,788,233	8,481,870
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2011

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2011	$9,777	$32	$32	$334,459,072	$(326,096,587)	$8,372,326
Net loss	-	-	-	-	(511,027)	(511,027)
Issuance of Class A common shares for board
compensation and equity plan exercises	66	-	-	48,317	-	48,383
Shares repurchased from employees in
satisfaction of withholding requirements
on equity plan distributions	(1)	-	-	(595)	-	(596)
Amortization of equity plan compensation	-	-	-	25,413	-	25,413

Balances, March 31, 2011	$9,842	$32	$32	$334,532,207	$(326,607,614)	$7,934,499
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(511,027)	$(1,009,242)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation and equity plan amortization	73,796	47,599
Depreciation and amortization	32,147	61,552
(Gains) losses on trading securities	(239,186)	1,902,802
Losses (gains) on retained interests in securitizations	55,204	(1,384,150)
Changes in operating assets and liabilities:
Accrued interest receivable	98,804	37,433
Prepaid expenses and other assets	297,761	1,209,670
Accrued interest payable	(18,003)	(26,522)
Accounts payable, accrued expenses and other	(120,595)	(4,303)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(331,099)	834,839

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,107,253)	(44,610,199)
Sales	14,257,755	57,784,680
Principal repayments	7,187,427	6,846,463
Principal payments received on retained interests in securitizations	755,671	1,727,651
Decrease in restricted cash	2,360,375	1,580,000
Purchases of property and equipment	(89,211)	(2,989)
NET CASH PROVIDED BY INVESTING ACTIVITIES	21,364,764	23,325,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	107,357,587	120,839,955
Principal payments on repurchase agreements	(126,022,337)	(144,391,729)
Dividends paid in cash	-	(1,877,927)
Stock repurchases	(596)	-
NET CASH USED IN FINANCING ACTIVITIES	(18,665,346)	(25,429,701)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,368,319	(1,269,256)
CASH AND CASH EQUIVALENTS, beginning of the period	2,830,584	6,469,795
CASH AND CASH EQUIVALENTS, end of the period	$5,198,903	$5,200,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$354,719	$605,747
Income taxes	-	130,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Securities acquisitions settled in later period	$-	$4,357,594
Dividends paid in shares of Class A Common Stock	-	16,861,973

See notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2011

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

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC (“OFS”), and at closing, it became a wholly-owned taxable subsidiary of Bimini Capital.  This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed Mortco TRS, LLC (“Mortco”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means Mortco TRS, LLC or “Mortco.”

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

Liquidity

At March 31, 2011, Bimini Capital had an equity capital base of $7.9 million and an MBS portfolio of $117.0 million.  The financial crisis of 2008/2009 and material losses in 2006 and 2007 attributable to the former mortgage origination operations of MortCo, have significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio. Ongoing litigation costs stemming from the former operations of MortCo and Bimini itself cause the Company’s overhead to be high in relation to its portfolio size. In response, the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, and alter its investment strategy for holding MBS securities.  The Company’s alternative investment strategy that utilizes structured MBS has been elevated to a core element of its investment strategy and liquidity management. However, the Company’s ability to utilize this element of our investment strategy is limited by restrictions imposed under the Investment Company Act.  Further, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

As further described in Note 6, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to the applicable accounting guidance for variable interest entities, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2011 approximated $4.0 million.

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

Retained Interests

Retained interests in the subordinated tranches of securities created in securitization transactions were recorded at their fair value when issued by Mortco. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions—expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, net repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of March 31, 2011 and December 31, 2010, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amounts, effective interest rates and maturity dates for these instruments is presented in Note 6 to the financial statements.

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

Bimini Capital’s property and equipment as of March 31, 2011 and December 31, 2010, is presented net of accumulated depreciation of approximately $724,000 and $692,000, respectively. Depreciation expense was approximately $32,000 and $22,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender.  At March 31, 2011, the Company had outstanding balances under repurchase agreements with two lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged by the Company as collateral, including accrued interest on such securities) of $4.8 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At March 31, 2011, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 10, Income Taxes, Mortco is a taxpaying entity for income tax purposes and is taxed separately from the REIT.   The Company files federal and state tax returns for both the REIT and the taxable REIT subsidiary.  Generally, returns for all periods after 2006 remain open for examination.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentations, including the reporting of Mortco as described below.

During the second quarter of 2007, the Company closed the mortgage wholesale and conduit mortgage loan origination channels of Mortco and subsequently sold substantially all of the operating assets of Mortco.  Mortco was reported after that date as a discontinued operation following applicable accounting standards.  Through September 30, 2010, most of the remaining assets and liabilities were considered to be contingent and were held by Mortco pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset has been delayed as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company has made efforts to market such securities to previously active market participants.  Because Mortco continues to hold these net assets, and the Company has not been able to dispose of them, effective October 1, 2010,  the related assets and liabilities previously classified as held for sale have been reclassified to held and used for all periods presented.

Recent Accounting Pronouncements

In April 2011, The Financial Accounting Standards Board issued Accounting Standards Update 2011-03 (“ASU”) regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this ASU, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this ASU, the Financial Accounting Standards Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this ASU removes the transferor’s ability criterion from consideration of effective control.  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Since the Company records repurchase agreements as secured borrowings and not sales, this ASU will have no effect on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2011 and December 31, 2010:

(in thousands)
	March 31, 2011	December 31, 2010
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$2,472	$2,783
Adjustable-rate Mortgages	62,597	64,458
Fixed-rate Mortgages	34,440	50,013
Total Pass-Through Certificates	99,509	117,254
Structured MBS Certificates:
Structured MBS	17,525	17,879
Totals	$117,034	$135,133

The following table summarizes the Company’s MBS portfolio as of March 31, 2011 and December 31, 2010, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2011	December 31, 2010
Less than one year	$125	$-
Greater than one year and less than five years	1,087	1,600
Greater than five years and less than ten years	8,298	9,077
Greater than or equal to ten years	107,524	124,456
Totals	$117,034	$135,133

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s residual interests in asset backed securities as of March 31, 2011 and December 31, 2010:

(in thousands)
Series	Issue Date	March 31, 2011	December 31, 2010
HMAC 2004-1	March 4, 2004	$617	$430
HMAC 2004-2	May 10, 2004	791	921
HMAC 2004-3	June 30, 2004	728	911
HMAC 2004-4	August 16, 2004	299	558
HMAC 2004-5	September 28, 2004	682	1,108
Total		$3,117	$3,928

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2011, Bimini Capital had outstanding net repurchase obligations of approximately $94.9 million with a net weighted average borrowing rate of 0.33%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $99.8 million.  As of December 31, 2010, Bimini Capital had outstanding repurchase obligations of approximately $113.6 million with a net weighted average borrowing rate of 0.32%.  These agreements were collateralized by MBS with a fair value of approximately $117.6 million.

On occasion, the Company may enter into reverse repurchase agreements to facilitate the sale of selected positions in its PT MBS portfolio without unwinding an existing repurchase agreement.  In accordance with the terms of a master repurchase agreement with the counterparty, repurchase agreements and reverse repurchase agreements are reported net of each other in the consolidated balance sheet.  As of March 31, 2011, the Company had outstanding a reverse repurchase agreement with one counterparty of approximately $12.4 million.

As of March 31, 2011 and December 31, 2010, Bimini Capital's net repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2011
Agency Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$-	$84,446	$15,360	$99,806
Repurchase agreement liabilities associated with
these securities	$-	$-	$80,422	$14,505	$94,927
Net weighted average borrowing rate	-	-	0.34%	0.33%	0.33%
December 31, 2010
Agency Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$75,175	$42,415	$-	$117,590
Repurchase agreement liabilities associated with
these securities	$-	$73,014	$40,578	$-	$113,592
Net weighted average borrowing rate	-	0.31%	0.33%	-	0.32%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at March 31, 2011 and December 31, 2010 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
March 31, 2011
MF Global, Inc.	$4,161	63
December 31, 2010
MF Global, Inc.	$3,444	25

(1)	Equal to the fair value of securities sold and accrued interest income, minus the sum of repurchase agreement liabilities and accrued interest expense.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with the Company’s interest rate risk management strategy, during the second quarter of 2010, the Company economically hedged a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company did not elect hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of March 31, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at March 31, 2011 and December 31, 2010 was approximately $328,000 and $224,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount of $26 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of March 31, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 1.76% on $26 million of its junior subordinated notes through March 2013.  The effective interest rate for the junior subordinated notes is 5.26%.

The Company also used Eurodollar futures contracts with a notional amount of $20 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of March 31, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.97% on $20 million of its repurchase agreement obligations through December 2012.

For the three months ended March 31, 2011, the Company recorded gains of approximately $9,000 on Eurodollar futures contracts.  The Company did not hold any Eurodollar futures contracts during the three months ended March 31, 2010.

NOTE 6.  TRUST PREFERRED SECURITIES

During 2005, Bimini Capital sponsored the formation of a statutory trust, known as Bimini Capital Trust II (“BCTII”) of which 100% of the common equity is owned by Bimini Capital.  It was formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by BCTII are the sole assets of BCTII.

As of March 31, 2011 and December 31, 2010, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2011, the interest rate was 3.81%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

The trust is a variable interest entity pursuant to FASB ASC Topic 810 because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in the trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investments in BCTII are not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its financial statements.

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

Issuances of Common Stock

The table below presents information related to Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the three months ended March 31, 2011 and 2010.

	2011	2010
Directors' Compensation	53,168	30,874
Incentive Plan	13,000	-
	66,168	30,874

In addition, on January 19, 2010, the Company issued 7,241,446 shares of its Class A common stock in connection with a special dividend described more fully below.

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2011 and 2010.

Stock Repurchases

On June 29, 2010, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Class A common stock.  Through March 31, 2011, the Company had repurchased 403,715 shares under the plan, for a total of $349,344.  As of March 31, 2011 the remaining amount authorized under the plan was $650,656.

In addition, during 2011, the Company acquired 655 shares of Class A common stock in satisfaction of tax withholding obligations on vested incentive plan shares.

Dividends

The table below presents information related to dividends declared by the Company’s Board of Directors during 2011 and 2010.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2011
April 1, 2011	April 15, 2011	April 29, 2011	$0.0325	$334
2010
April 1, 2010	April 15, 2010	April 30, 2010	$0.0300	$314
June 29, 2010	July 15, 2010	July 30, 2010	0.0300	316
October 4, 2010	October 15, 2010	October 29, 2010	0.0300	315
December 8, 2010	December 23, 2010	December 30, 2010	0.0325	332

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $25,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the three month periods ended March 31, 2011 and 2010 is presented below:

	Three Months Ended March 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	401,000	$1.12	102,000	$1.58
Vested	(13,000)	0.97	-	-
Nonvested, at March 31	388,000	$1.13	102,000	$1.58

As of March 31, 2011, there was approximately $322,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 43.7 months.  The intrinsic value of the outstanding phantom shares as of March 31, 2011 and 2010 is $299,000 and $101,000, respectively.  All of the remaining outstanding unvested awards at March 31, 2011 were granted with dividend participation rights.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On January 11, 2011, the Court so ordered the parties’ stipulation agreeing to stay this action pending resolution of a previously-filed federal action related to the same transaction.  The federal action was dismissed by stipulation of the parties on March 23, 2011.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida (“Coast”) against Mortco seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.  Mortco denies that there was an agreement and has several defenses to Coast's claims.  The parties attempted mediation and conducted limited discovery but the case had been relatively inactive for several years.  On May 3, 2011, the Court set a non-jury trial to begin on January 17, 2012.  The parties will conduct fact and expert discovery through 2011.  Mortco plans to continue to defend this matter vigorously.

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as Mortco TRS, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “Opteum”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against Opteum.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by Opteum in August 2005 and the first quarter of 2006 and that Opteum made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages of $25 million.  However, no monetary demand is contained within the enclosed draft complaint, and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.

Opteum denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  As of May 16, 2011, Mass Mutual has taken no action to prosecute its claim against Opteum, and the range of loss, if any, or potential loss cannot reasonably be estimated.  Should Mass Mutual initiate litigation, Opteum will defend such litigation vigorously.

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

Mortco recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the three months ended March 31, 2011 and 2010 are presented below:

(in thousands)
	Three Months Ended March 31,
	2011	2010
Balance - Beginning of period	$5,087	$5,149
Provision	-	48
Balance - End of Period	$5,087	$5,197

NOTE 10.  INCOME TAXES

REIT Activities

As a REIT, the Company is not subject to federal income tax on REIT taxable income distributed to its shareholders.  REIT taxable income or loss, as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement net income or loss as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income or loss and its financial statement net income or loss can be substantial and each item can affect several years.

As of March 31, 2011, Bimini Capital has approximately $59.3 million of remaining capital loss carryforwards available to offset future capital gains and a REIT tax net operating loss carryforward of approximately $6.5 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards expire in years beginning in 2012 through 2016, and the net operating loss carryforwards expire in years beginning in 2028 through 2031.

Taxable REIT Subsidiary

As a taxable REIT subsidiary, Mortco is a tax paying entity for income tax purposes and is taxed separately from Bimini Capital.  Therefore, Mortco separately reports an income tax provision or benefit based on its own taxable activities.  For the three months ended March 31, 2011, Mortco had a taxable loss of $0.3 million.  For the three months ended March 31, 2010, Mortco had no taxable income due to the utilization of $1.1 million of NOL carryforwards.

The income tax provisions for the periods ended March 31, 2011 and 2010 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  The table below presents deferred tax assets and the related valuation allowances at March 31, 2011 and December 31, 2010:

(in thousands)
	March 31, 2011	December 31, 2010
Deferred tax assets
Net operating loss carryovers	$98,187	$98,067
Reserve for uncollectible accounts - Servicing advances	100	100
Interest expense accrued and unpaid	1,298	1,298
Reserve for loan repayment demands	1,984	1,984
Other expense accruals	56	56
Total	$101,625	$101,505
Valuation Allowance	$(101,625)	$(101,505)

As of March 31, 2011, Mortco had an estimated federal tax NOL carryforward of approximately $273.2 million, and estimated available state NOLs of approximately $64.0 million, which begin to expire in 2025, and are fully available to offset future taxable income.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within Mortco.  At March 31, 2011 and December 31, 2010, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax NOL carryforwards, which are the primary deferred tax assets of Mortco; therefore, an allowance for the full amount of the net deferred tax assets has been recorded in both years.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2011 and 2010.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2011 and 2010.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2011 and 2010. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

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
The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2011	2010
Basic and diluted EPS per Class A common share:
Loss available to Class A common shares:
Basic and diluted	$(509)	$(1,006)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	9,842	10,036
Effect of weighting	(54)	(1,554)
Weighted average shares-basic and diluted	9,788	8,482
Loss per Class A common share:
Basic and diluted	$(0.05)	$(0.12)

(in thousands, except per-share information)
	Three Months Ended March 31,
	2011	2010
Basic and diluted EPS per Class B common share:
Loss available to Class B common shares:
Basic and diluted	$(2)	$(3)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.05)	$(0.12)

NOTE 12.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of nonperformance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

Mortgage-backed securities, retained interests, Eurodollar futures contracts and mortgage loans held for sale were recorded at fair value on a recurring basis during 2011 and 2010. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2011
Mortgage-backed securities	$117,034	$-	$117,034	$-
Eurodollar futures contracts	328	328	-	-
Mortgage Loans Held For Sale	40	-	-	40
Retained interests	3,117	-	-	3,117
December 31, 2010
Mortgage-backed securities	$135,133	$-	$135,133	$-
Eurodollar futures contracts	224	224	-	-
Mortgage Loans Held For Sale	40	-	-	40
Retained interests	3,928	-	-	3,928

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2011 and 2010:

(in thousands)
	2011		2010
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balance, January 1	$3,928	$40	$5,934	$207
(Loss) gain included in earnings	(55)	-	1,384	(16)
Collections, sale and settlements	(756)	-	(1,727)	14
Balance, March 31	$3,117	$40	$5,591	$205

During the three month periods ended March 31, 2011 and 2010, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $44,000 and $43,000 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 14.   SUBSEQUENT EVENTS

On May 3, 2011, Orchid Island Capital, Inc. (“Orchid”), a wholly-owned subsidiary of the Company, filed a Form S-11 Registration Statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed  initial public offering (the “Offering”) of its Class A common stock (the “Shares”).  The number of shares of Class A common stock and the price range of the offering have not yet been determined.  On April 20, 2011, the Company’s Board of Directors authorized a second investment in Orchid , which has not been made as of May 16, 2011, in addition to the $7.5 million invested by the Company in Orchid as of March 31, 2011 that is expected to be a private placement of Orchid’s Class B common stock concurrently with the completion of the Offering (the “Private Placement”). The net proceeds of the Offering and the Private Placement are expected to be used to purchase pass-through Agency residential mortgage-backed securities and structured Agency residential mortgage-backed securities.  Orchid intends to elect to be taxed as a real estate investment trust for federal income tax purposes.

The Company, through Bimini Advisors, Inc., its taxable REIT subsidiary formed on April 22, 2011 (the “Manager”), expects to provide management services to Orchid pursuant to the terms of a Management Agreement that is expected to be entered into by Orchid and the Manager upon completion of the Offering (the “Management Agreement”).  The terms of the Management Agreement have not yet been finalized.

The Registration Statement referenced above has been filed by Orchid with the SEC but has not yet become effective.  The Company cannot assure you that the Offering will be completed, or if completed, the terms thereof.  The securities of Orchid may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.  The offering of the Shares will be made only by means of a prospectus when made available by the underwriters of the Offering to potential investors.

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

 These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in “Part II - Item 1A - Risk Factors” of this Form 10-Q. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the Commission, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

On April 18, 2007, the Board of Managers of Mortco, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, Mortco signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on June 30, 2007 and Mortco has not operated a mortgage loan origination business since that date. Since the second quarter of 2007, Mortco has been reported as a discontinued operation following applicable accounting standards.  Through September 30, 2010, most of the remaining assets and liabilities were considered to be contingent and were held by Mortco pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset has been delayed as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company has made efforts to market such securities to previously active market participants. Because Mortco continues to hold these net assets, and the Company has not been able to dispose of them, the remnants of the old mortgage banking business are no longer classified as discontinued operations effective October 1, 2010, and the related assets and liabilities previously classified as held for sale have been reclassified to held and used for all periods presented.

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

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the three months ended March 31, 2011, as compared to the Company’s results of operations for the three months ended March 31, 2010.

Net Loss Summary

Consolidated net loss for the three months ended March 31, 2011 was $0.5 million, or $0.05 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $1.0 million, or $0.12 basic and diluted loss per share for the three months ended March 31, 2010.  The components of net loss for the three months ended March 31, 2011 and 2010, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended
	March 31,
	2011	2010	Change
Net portfolio interest	$1,523	$1,830	$(307)
Interest expense on junior subordinated notes	(250)	(550)	300
Gains (losses)	248	(1,903)	2,151
Net portfolio income (deficiency)	1,521	(623)	2,144
Other (expense) income	(82)	1,460	(1,542)
Expenses	(1,950)	(1,846)	(104)
Net loss	$(511)	$(1,009)	$498

 Net Portfolio Income

During the three months ended March 31, 2011, the REIT generated $1.5 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $0.09 million of interest expense on repurchase liabilities.  For the three month period ended March 31, 2010, the REIT generated $1.8 million of net portfolio interest income, consisting of $1.9 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2011 and 2010.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
March 31, 2011	$126,084	$1,610	5.11%	$104,259	$87	0.33%	$1,523	4.77%
December 31, 2010	132,955	1,497	4.51%	110,433	88	0.32%	1,409	4.19%
September 30, 2010	114,165	1,262	4.42%	89,440	69	0.31%	1,193	4.11%
June 30, 2010	99,856	1,810	7.25%	74,163	53	0.29%	1,757	6.96%
March 31, 2010	110,914	1,898	6.85%	88,495	68	0.31%	1,830	6.54%

Portfolio yields and costs of borrowings presented in the table above and the tables on page 25 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly and year to date periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

Interest Income and Average Earning Asset Yield

Interest income was $1.6 million for the three months ended March 31, 2011 and $1.9 million for the three months ended March 31, 2010. Average MBS were $126.1 million and $110.9 million for the three months ended March 31, 2011 and 2010, respectively. The $0.3 million decrease in interest income was due to the net effect of a 174 basis point decrease in yields and a $15.2 million increase in average MBS.

The table below presents the average portfolio, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.
(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
March 31, 2011	$108,382	$17,702	$126,084	$929	$681	$1,610	3.43%	15.39%	5.11%
December 31, 2010	114,570	18,385	132,955	995	502	1,497	3.48%	10.92%	4.51%
September 30, 2010	93,579	20,586	114,165	834	428	1,262	3.56%	8.31%	4.42%
June 30, 2010	79,691	20,165	99,856	763	1,047	1,810	3.83%	20.76%	7.25%
March 31, 2010	94,493	16,421	110,914	1,051	847	1,898	4.45%	20.64%	6.85%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $104.3 million and total interest expense was $0.09 million for the three months ended March 31, 2011.  During the three months ended March 31, 2010, average outstanding repurchase agreements were $88.5 million and total interest expense was $0.07 million.  Our average cost of funds was 0.33% and 0.31% for the three months ended March 31, 2011 and 2010, respectively.  The modest increase in interest expense reflects the $15.8 million increase in average outstanding repurchase agreements and the 2 basis point increase in the average cost of funds for the three months ended March 31, 2011 when compared to the same period ended March 31, 2010.

Since all of our repurchase agreements are short term, changes in market rates directly affect our interest expense. Our average cost of funds was 7 basis points above average one-month LIBOR and 13 basis points below average six-month LIBOR for the quarter ended March 31, 2011. The average term to maturity of the outstanding repurchase agreements increased from 28 days at December 31, 2010 to 63 days at March 31, 2011.
(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
March 31, 2011	$104,259	$87	0.33%	0.26%	0.46%	0.07%	(0.13)%
December 31, 2010	110,433	88	0.32%	0.26%	0.47%	0.06%	(0.15)%
September 30, 2010	89,440	69	0.31%	0.30%	0.61%	0.01%	(0.30)%
June 30, 2010	74,163	53	0.29%	0.29%	0.58%	0.00%	(0.29)%
March 31, 2010	88,495	68	0.31%	0.24%	0.43%	0.07%	(0.12)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.2 million for the three months ended March 31, 2011 million compared to $0.5 million for the comparable period in 2010.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2011, the interest rate was 3.81%.  The average rate of interest paid, including the amortization of debt issuance costs, for the three months ended March 31, 2011 was 3.85% compared to 8.46% for the comparable period in 2010. Interest expense decreased $0.3 million for the three months ended March 31, 2011 when compared to the same period in 2010 due to the 461 basis point decrease in interest rates, and amortization of debt issuance costs during the 2010 period.

Gains and Losses

During the three months ended March 31, 2011, the Company reported gains of $0.2 million on trading securities compared to losses of $1.9 million for the three months ended March 31, 2010.  During the three months ended March 31, 2011, the Company recorded a gain of $0.3 million from fair value adjustments compared to a loss of $0.01 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company realized losses of $0.02 million on sales proceeds of $14.3 million compared to losses of $1.9 million on sales proceeds of $57.8 million for the three months ended March 31, 2010.

During the three months ended March 31, 2011, the Company recorded losses of $0.1 million on retained interests in securitizations compared to gains of $1.4 million for the three months ended March 31, 2010.  The retained interests in securitizations represent residual interests in loans originated or purchased by Mortco prior to securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.

Operating Expenses

For the three months ended March 31, 2011, Bimini Capital’s total operating expenses were approximately $1.95 million compared to approximately $1.85 million for the three months ended March 31, 2010.  The table below provides a breakdown of operating expenses for the three month periods ended March 31, 2011 and 2010.

(in thousands)
	Three Months Ended March 31,
	2011	2010	Change
Direct REIT operating expenses	$138	$147	$(9)
Compensation and benefits	501	521	(20)
Accounting and auditing fees	184	150	34
Legal fees	759	530	229
Directors’ fees and liability insurance	150	128	22
Other G&A expenses	218	370	(152)
	$1,950	$1,846	$104

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2011, the MBS portfolio consisted of $117.0 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.70%.  During the three months ended March 31, 2011, we received principal repayments of $7.2 million compared to $6.8 million for the three months ended March 31, 2010.  The average prepayment speeds for the quarters ended March 31, 2011 and 2010 were 17.2% and 28.8%, respectively.  (See table below for additional prepayment data).

The following tables summarize certain characteristics of Bimini Capital’s agency and government mortgage related securities as of March 31, 2011 and December 31, 2010:
(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2011
Adjustable Rate MBS	$62,597	53.5%	2.48%	276	1-Jan-41	4.13	10.19%	2.00%
Fixed Rate MBS	34,440	29.4%	4.83%	177	1-Apr-36	NA	NA	NA
Hybrid Adjustable Rate MBS	2,472	2.1%	5.17%	292	1-Aug-35	15.03	10.17%	2.00%
Total Mortgage-backed Pass-through	99,509	85.0%	3.36%	242	1-Jan-41	4.55	10.19%	2.00%
Structured MBS	17,525	15.0%	5.64%	265	16-Nov-39	NA	NA	NA
Total Mortgage Assets	$117,034	100.0%	3.70%	246	1-Jan-41	4.55	NA	2.00%
December 31, 2010
Adjustable Rate MBS	$64,458	47.7%	2.83%	279	1-Jan-41	2.72	10.19%	2.00%
Fixed Rate MBS	50,013	37.0%	4.90%	178	1-Apr-36	NA	NA	NA
Hybrid Adjustable Rate MBS	2,783	2.1%	5.18%	295	1-Aug-35	18.03	10.18%	2.00%
Total Mortgage-backed Pass-through	117,254	86.8%	3.77%	236	1-Jan-41	3.35	10.19%	2.00%
Structured MBS	17,879	13.2%	5.83%	272	16-Nov-39	NA	NA	NA
Total Mortgage Assets	$135,133	100.0%	4.04%	241	1-Jan-41	3.35	NA	2.00%

(in thousands)
	March 31, 2011		December 31, 2010
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$87,418	74.69%	$103,568	76.64%
Freddie Mac	24,521	20.95%	25,710	19.03%
Ginnie Mae	5,095	4.35%	5,855	4.33%
Total Portfolio	$117,034	100.00%	$135,133	100.0%

Entire Portfolio	March 31, 2011	December 31, 2010
Weighted Average Pass Through Purchase Price	$104.3	$104.44
Weighted Average Structured Purchase Price	$5.57	$5.46
Weighted Average Pass Through Current Price	$105.12	$105.29
Weighted Average Structured Current Price	$6.35	$5.98
Effective Duration (1)	0.938	1.024

(1) Effective duration of 0.938 indicates that an interest rate increase of 1.0% would be expected to cause a 0.938% decrease in the value of the MBS in the Company’s investment portfolio at March 31, 2011.  An effective duration of 1.024 indicates that an interest rate increase of 1.0% would be expected to cause a 1.024% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2010. These figures include the structured securities in the portfolio.

The following table presents the CPR experienced on our structured and pass-through (“PT”) Mortgage-Backed Securities sub-portfolios, on an annualized basis, for the quarterly periods presented.

		Structured
	PT MBS Sub-	MBS Sub-	Total
	Portfolio	Portfolio	Portfolio
Three Months Ended,
March 31, 2011	12.0	19.1	17.2
December 31, 2010	11.7	34.5	28.3
September 30, 2010	17.2	35.0	30.6
June 30, 2010	27.8	44.9	42.1
March 31, 2010	9.2	33.3	28.8

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

The following sensitivity analysis shows the estimated impact on the fair value of Bimini Capital's interest rate-sensitive investments as of March 31, 2011, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$62,597	$1,011	$(1,011)	$(2,021)	1.61%	(1.61)%	(3.23)%
Hybrid Adjustable Rate MBS	2,472	39	(39)	(77)	1.56%	(1.56)%	(3.12)%
Fixed Rate MBS	34,440	1,168	(1,168)	(2,336)	3.39%	(3.39)%	(6.78)%
Structured MBS	17,525	(1,120)	1,120	2,239	(6.39)%	6.39%	12.78%
Portfolio Total	$117,034	$1,098	$(1,098)	$(2,195)	0.94%	(0.94)%	(1.88)%

    The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$62,597	$684	$(1,167)	$(2,680)	1.09%	(1.86)%	(4.28)%
Hybrid Adjustable Rate MBS	2,472	2	(47)	(107)	0.09%	(1.90)%	(4.34)%
Fixed Rate MBS	34,440	896	(1,305)	(2,720)	2.60%	(3.79)%	(7.90)%
Structured MBS	17,525	(2,073)	400	(531)	(11.83)%	2.28%	(3.03)%
Portfolio Total	$117,034	$(491)	$(2,119)	$(6,038)	(0.42)%	(1.81)%	(5.16)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of March 31, 2011, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$20,000	$(264)	$350	$700	(1.32)%	1.75%	3.50%
Junior Subordinated Debt Hedges	26,000	(408)	520	1,040	(1.57)%	2.00%	4.00%
Portfolio Total	$46,000	$(672)	$870	$1,740	(1.46)%	1.89%	3.78%

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

Repurchase Agreements

As of March 31, 2011, Bimini Capital had established borrowing facilities in the repurchase agreement market with four counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with Bimini Capital. As of March 31, 2011, we had funding in place with two of those counterparties.  These borrowings are secured by Bimini Capital’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2011, Bimini Capital had obligations outstanding under the net repurchase agreements of approximately $94.9 million with a net weighted average borrowing cost of 0.33%. The remaining maturity of Bimini Capital’s outstanding repurchase agreement obligations ranged from 40 to 98 days, with a weighted average maturity of 63 days.  Securing the repurchase agreement obligation as of March 31, 2011, are MBS with an estimated fair value, including accrued interest, of $99.8 million and a weighted average maturity of 242 months. Through May 16, 2011, the Company has been able to maintain its repurchase facilities with its counterparties with comparable terms to those that existed at March 31, 2011 with maturities through September 7, 2011.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances and unused borrowing capacity under repurchase agreements.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received by Mortco from the residual interests and the collection of servicing advances.  Because our MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.

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

Under our repurchase agreements, we may be required to pledge additional assets to our repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities or cash.  Similarly, if the estimated fair value of our pledged collateral increases due to changes in market interest rates or market factors, lenders may release collateral back to us.  Through March 31, 2011, we did not have any margin calls on our repurchase agreements that we were not able to satisfy with either cash or additional pledged collateral.  However, should prepayment speeds and/or market interest rates suddenly increase on the mortgages underlying our MBS, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

As a result of losses incurred during and after the period when Mortco operated a mortgage loan origination business, the Company was forced to materially downsize its investment portfolio to raise cash, and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. One consequence of this development was the Company had progressively less access to funding via repurchase agreements and from fewer counterparties.  The Company therefore opted to augment its existing leveraged MBS portfolio with alternative sources of income.  The Company developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy is now a core element of the Company’s overall investment strategy.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of March 31, 2011, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

During 2009, the Company executed two transactions whereby $74 million of its $100 million trust preferred debt was extinguished early.  As a result, the Company’s balance sheet is substantially less leveraged and the associated interest charges have been reduced accordingly.  Following the financial crisis of 2008/2009, the repurchase agreement funding markets have returned to a level of functionality so that most firms managing levered agency PT MBS portfolios have adequate access to funding. Further, the Company has been able to reduce the necessity to access the repo funding market with its alternative investment strategy.  The current growth rate of the U.S. economy has not been sufficient to allow the Federal Reserve to remove accommodations made available to the economy, namely low levels of the Federal Funds rate.  This directly impacts the funding levels available to the Company. The combination of the low funding rate levels and the alternative investment strategy has enabled the Company to continue to generate net interest margins (“NIM”) above our historical average.

 Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company in the near term.  Given the reduced size of its portfolio, even with the benefit of the alternative investment strategy, no assurance can be made of the Company’s ability to generate sufficient net interest income to cover all of its costs.  The Company’s ability to generate sufficient net interest income to cover its fixed and variable operating costs will also be impacted by funding costs, which in turn will depend on how long funding rates will remain at current low levels.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make some complex and subjective decisions and assessments. The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are involved in various lawsuits and claims, both actual and potential, including some that we have asserted against others, in which monetary and other damages are sought. Except as described below, these lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of our business. The outcome of such lawsuits and claims is inherently unpredictable. However, we believe that, in the aggregate, the outcome of all lawsuits and claims involving us will not have a material effect on our consolidated financial position or liquidity; however, any such outcome may be material to the results of operations of any particular quarterly reporting period in which costs, if any, are recognized. See also Note 9 to our accompanying consolidated financial statements.

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On January 11, 2011, the Court so ordered the parties’ stipulation agreeing to stay this action pending resolution of a previously-filed federal action related to the same transaction.  The federal action was dismissed by stipulation of the parties on March 23, 2011.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida (“Coast”) against Mortco seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.  Mortco denies that there was an agreement and has several defenses to Coast's claims.  The parties attempted mediation and conducted limited discovery but the case had been relatively inactive for several years.  On May 3, 2011, the Court set a non-jury trial to begin on January 17, 2012.  The parties will conduct fact and expert discovery through 2011.  Mortco plans to continue to defend this matter vigorously.

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as Mortco TRS, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “Opteum”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against Opteum.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by Opteum in August 2005 and the first quarter of 2006 and that Opteum made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint, and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.

Opteum denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  As of May 16, 2011, Mass Mutual has taken no action to prosecute its claim against Opteum, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, Opteum will defend such litigation vigorously.

ITEM 1A.  RISK FACTORS.

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements  contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse  effects on our  financial  condition,  results of  operations  and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2011, the Company issued 31,594 and 21,574 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The table below presents share repurchase activity for the three months ended March 31, 2011.

	Class A		Shares Purchased
	Common		as Part of Publicly
	Shares	Weighted-average	Announced	Remaining Buyback Authority(b)
	Repurchased (a)	Per Share Price	Programs(b)	Amounts	Shares
January 2011	-	$-	-	$650,656	-
February 2011	-	-	-	650,656	-
March 2011	655	0.91	-	650,656	-
Three Months ended March 31, 2011	655	$0.91	-

a Consists of shares acquired by the Corporation in connection with the satisfaction of tax withholding obligations on vested equity incentive compensation shares.

b On June 29, 2010, the Board of Directors approved a stock repurchase program authorizing the Company to buy up to $1 million of its Class A Common Stock.

ITEM 6.                        EXHIBITS.

Exhibit No.

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Articles of Amendment, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 27, 2008, filed with the SEC on May 29, 2008
3.7	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.8	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 19, 2010, filed with the SEC on January 22, 2010
3.9	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2010, filed with the SEC on February 17, 2010
3.10	Articles of Amendment, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated February 17, 2010, filed with the SEC on February 17, 2010
3.11	Articles Supplementary, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, dated February 17, 2010, filed with the SEC on February 17, 2010
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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 16, 2011	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 16, 2011	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)