Form 10-Q
period 2011-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2011-08-12
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 11, 2011, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was  9,905,007; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 31,938; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 31,938.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties, at fair value	$96,088,534	$117,253,931
Unpledged, at fair value	17,918,919	17,879,409
Total mortgage-backed securities	114,007,453	135,133,340
Cash and cash equivalents	6,282,987	2,830,584
Restricted cash	1,106,775	3,545,885
Retained interests in securitizations	3,776,071	3,927,777
Accrued interest receivable	916,520	1,049,577
Property and equipment, net	3,923,714	3,894,717
Prepaids and other assets, net	6,076,247	6,609,043
Total Assets	$136,089,767	$156,990,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$92,105,000	$113,591,685
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	71,696	120,410
Accounts payable, accrued expenses and other	7,223,790	8,102,062
Total Liabilities	126,204,926	148,618,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 9,905,007 shares issued and outstanding as of June 30, 2011 and 9,776,586 shares
issued and outstanding as of December 31, 2010	9,905	9,777
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2011 and December 31, 2010	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2011 and December 31, 2010	32	32
Additional paid-in capital	334,273,527	334,459,072
Accumulated deficit	(324,398,655)	(326,096,587)
Total Stockholders’ Equity	9,884,841	8,372,326
Total Liabilities and Stockholders’ Equity	$136,089,767	$156,990,923
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income	$2,913,206	$3,708,041	$1,303,366	$1,809,947
Interest expense	(158,805)	(121,616)	(72,028)	(53,129)
Net interest income, before interest on junior subordinated notes	2,754,401	3,586,425	1,231,338	1,756,818
Interest expense on junior subordinated notes	(499,630)	(1,099,962)	(249,692)	(549,981)
Net interest income	2,254,771	2,486,463	981,646	1,206,837
Gains (losses) on mortgage-backed securities	1,635,921	(941,455)	1,396,735	961,347
Losses on Eurodollar futures	(355,413)	(149,988)	(364,663)	(149,988)
Net portfolio income	3,535,279	1,395,020	2,013,718	2,018,196

Other income:
Gains (losses) on retained interests in securitizations	1,441,044	1,368,177	1,496,248	(15,973)
Other (expense) income	(36,883)	211,766	(9,601)	136,289
Total other income	1,404,161	1,579,943	1,486,647	120,316

Expenses:
Compensation and related benefits	949,812	1,018,806	449,060	498,403
Directors' fees and liability insurance	302,863	262,381	153,347	134,121
Audit, legal and other professional fees	1,277,710	1,425,216	334,597	745,267
Direct REIT operating expenses	271,626	297,354	133,250	150,167
Other administrative	439,497	610,652	221,151	240,758
Total expenses	3,241,508	3,614,409	1,291,405	1,768,716

Income (loss) before income taxes	1,697,932	(639,446)	2,208,960	369,796

Income tax (benefit) provision	-	-	-	-

Net income (loss)	$1,697,932	$(639,446)	$2,208,960	$369,796

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.17	$(0.07)	$0.22	$0.04
CLASS B COMMON STOCK
Basic and Diluted	$0.17	$(0.08)	$0.22	$0.03
Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic and Diluted	10,213,843	9,267,167	10,240,468	10,043,834
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$0.0325	$0.06	$0.0325	$0.06
CLASS B COMMON STOCK	$0.0325	$0.06	$0.0325	$0.06
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2011

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2011	$9,777	$32	$32	$334,459,072	$(326,096,587)	$8,372,326
Net income	-	-	-	-	1,697,932	1,697,932
Dividend declared	-	-	-	(333,516)	-	(333,516)
Issuance of Class A common shares for board
compensation and equity plan exercises	129	-	-	100,467	-	100,596
Shares repurchased from employees in
satisfaction of withholding requirements
on equity plan distributions	(1)	-	-	(595)	-	(596)
Amortization of equity plan compensation	-	-	-	48,099	-	48,099

Balances, June 30, 2011	$9,905	$32	$32	$334,273,527	$(324,398,655)	$9,884,841
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,697,932	$(639,446)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation and equity plan amortization	148,695	116,496
Depreciation and amortization	60,352	123,172
(Gains) losses on mortgage-backed securities	(1,635,921)	941,455
Gains on retained interests in securitizations	(1,441,044)	(1,368,177)
Changes in operating assets and liabilities:
Accrued interest receivable	133,057	16,011
Prepaid expenses and other assets	531,681	2,295,374
Accrued interest payable	(48,714)	(24,337)
Accounts payable, accrued expenses and other	(878,272)	(49,922)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,432,234)	1,410,626

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(17,674,544)	(57,033,449)
Sales	26,732,353	62,277,086
Principal repayments	13,705,114	17,497,919
Principal payments received on retained interests in securitizations	1,592,750	2,345,770
Decrease in restricted cash	2,439,110	2,361,521
Purchases of property and equipment	(89,349)	(2,989)
NET CASH PROVIDED BY INVESTING ACTIVITIES	26,705,434	27,445,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	204,568,239	202,113,955
Principal payments on repurchase agreements	(226,054,924)	(230,779,160)
Dividends paid in cash	(333,516)	(2,192,092)
Stock repurchases	(596)	-
NET CASH USED IN FINANCING ACTIVITIES	(21,820,797)	(30,857,297)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,452,403	(2,000,813)
CASH AND CASH EQUIVALENTS, beginning of the period	2,830,584	6,469,795
CASH AND CASH EQUIVALENTS, end of the period	$6,282,987	$4,468,982

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$707,149	$1,167,428
Income taxes	-	130,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Securities acquisitions settled in later period	$-	$1,480,225
Cash dividends declared and paid in later period	-	315,637
Dividends paid in shares of Class A Common Stock	-	16,861,973

See notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2011

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

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC (“OFS”), and at closing, it became a wholly-owned taxable REIT subsidiary (or “TRS”) of Bimini Capital.  This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed Mortco TRS, LLC (“Mortco”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means Mortco TRS, LLC or “Mortco.”

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”). Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. (“Bimini Advisors”) and Mortco and its consolidated subsidiaries. Discussions relating to “the Company” refer to the consolidated entity.

Liquidity

At June 30, 2011, Bimini Capital had an equity capital base of $9.9 million and an MBS portfolio of $114.0 million.  The crisis in the U.S. financial markets during 2008/2009 and the material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo, have significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio. Ongoing litigation costs stemming from the former operations of MortCo and Bimini Capital itself cause the Company’s overhead to be high in relation to its portfolio size. In response, during the past two years the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, and alter its investment strategy for holding MBS securities.  The Company’s alternative investment strategy that utilizes structured MBS has been elevated to a core element of its investment strategy and liquidity management. However, the Company’s ability to utilize this element of our investment strategy is limited by restrictions imposed under the Investment Company Act.  Further, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its wholly-owned subsidiaries, Orchid Island Capital, Inc., Bimini Advisors and Mortco, as well as the wholly-owned subsidiaries of Mortco.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2011 approximated $3.7 million.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage loans (collectively, MBS).  MBS transactions are recorded on the trade date. The Company has elected to account for its investment in mortgage-backed securities under the fair value option.  These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities, which requires the securities to be carried at fair value on the Consolidated Balance Sheet with changes in fair value charged to Other Comprehensive Income, a component of Stockholders’ Equity.  Electing the fair value option allows the Company to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Retained Interests

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Mortco. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of the key assumptions—expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, net repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  June 30, 2011 and December 31, 2010, due to the short-term nature of these financial instruments.

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

Bimini Capital’s property and equipment as of June 30, 2011 and December 31, 2010, is presented net of accumulated depreciation of approximately $753,000 and $692,000, respectively. Depreciation expense was approximately $60,000 and $28,000 for the six and three months ended June 30, 2011, respectively, and $45,000 and $22,000 for the six and three months ended June 30, 2010, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest.  At June 30, 2011, the Company had outstanding balances under repurchase agreements with two lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest) of $4.8 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At June 30, 2011, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and Mortco are taxpaying entities for income tax purposes and are taxed separately from the REIT.   The Company files separate federal and state tax returns for the REIT, and for each of the taxable REIT subsidiaries.  Generally, returns for all periods after 2006 remain open for examination.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentations, including the reporting of Mortco as described below.

During the second quarter of 2007, the Company closed the mortgage wholesale and conduit mortgage loan origination channels of Mortco and subsequently sold substantially all of the operating assets of Mortco.  Mortco was reported after that date as a discontinued operation following applicable accounting standards.  Through September 30, 2010, most of the remaining assets and liabilities were considered to be contingent and were held by Mortco pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset was delayed as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company made efforts to market such securities to previously active market participants.  Because Mortco continued to hold these net assets, effective October 1, 2010,  the assets and liabilities previously classified as held for sale were reclassified to held and used for all periods presented.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-05 (“ASU”) amending the authoritative guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. We anticipate that the adoption of this ASU will have no effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 amending authoritative guidance to establish common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”). The ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRSs as well as expand the disclosures for Level 3 measurements. The ASU is to be applied prospectively, and are effective for annual and interim periods beginning after December 15, 2011. We anticipate that the adoption of this ASU will not have a materially effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Previous to this ASU, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this ASU, the Financial Accounting Standards Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this ASU removes the transferor’s ability criterion from consideration of effective control.  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Since the Company records repurchase agreements as secured borrowings and not sales, this ASU will have no effect on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2011 and December 31, 2010:

(in thousands)
	June 30, 2011	December 31, 2010
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$2,451	$2,783
Adjustable-rate Mortgages	63,992	64,458
Fixed-rate Mortgages	30,168	50,013
Total Pass-Through Certificates	96,611	117,254
Structured MBS Certificates:
Structured MBS	17,396	17,879
Totals	$114,007	$135,133

The following table summarizes the Company’s MBS portfolio as of June 30, 2011 and December 31, 2010, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2011	December 31, 2010
Less than one year	$496	$-
Greater than one year and less than five years	339	1,600
Greater than five years and less than ten years	10,100	9,077
Greater than or equal to ten years	103,072	124,456
Totals	$114,007	$135,133

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s residual interests in asset backed securities as of June 30, 2011 and December 31, 2010:

(in thousands)
Series	Issue Date	June 30, 2011	December 31, 2010
HMAC 2004-1	March 4, 2004	$626	$430
HMAC 2004-2	May 10, 2004	676	921
HMAC 2004-3	June 30, 2004	1,116	911
HMAC 2004-4	August 16, 2004	568	558
HMAC 2004-5	September 28, 2004	790	1,108
Total		$3,776	$3,928

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2011, Bimini Capital had outstanding net repurchase obligations of approximately $92.1 million with a net weighted average borrowing rate of 0.27%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $96.3 million.  As of December 31, 2010, Bimini Capital had outstanding repurchase obligations of approximately $113.6 million with a net weighted average borrowing rate of 0.32%.  These agreements were collateralized by MBS with a fair value of approximately $117.6 million.

As of June 30, 2011 and December 31, 2010, Bimini Capital's net repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2011
Agency Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$10,846	$16,642	$57,381	$11,477	$96,346
Repurchase agreement liabilities associated with
these securities	$10,884	$15,779	$54,570	$10,872	$92,105
Net weighted average borrowing rate	0.25%	0.33%	0.26%	0.27%	0.27%
December 31, 2010
Agency Backed Mortgage--Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$75,175	$42,415	$-	$117,590
Repurchase agreement liabilities associated with
these securities	$-	$73,014	$40,578	$-	$113,592
Net weighted average borrowing rate	-	0.31%	0.33%	-	0.32%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at June 30, 2011 and December 31, 2010 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
June 30, 2011
MF Global, Inc.	$4,250	64
December 31, 2010
MF Global, Inc.	$3,444	25

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

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

As of June 30, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at June 30, 2011 and December 31, 2010 was approximately $522,000 and $223,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount of $26 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a fixed-rate of interest until December 15, 2010, of 7.8575% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of June 30, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 2.03% on $26 million of its junior subordinated notes through September 2014.  The effective interest rate for the junior subordinated notes is 5.53%.

The Company also used Eurodollar futures contracts with a notional amount of $50 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of June 30, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 1.01% on $50 million of its repurchase agreement obligations through December 2013.

For the six and three months ended June 30, 2011, the Company recorded losses of $355,000 and $365,000, respectively, on Eurodollar futures contracts.  For the six and three months ended June 30, 2010, the Company recorded losses of $150,000 and $150,000, respectively, on Eurodollar futures contracts.

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

As of June 30, 2011 and December 31, 2010, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2011, the interest rate was 3.75%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 7.  CAPITAL STOCK

Issuances of Common Stock

The table below presents information related to Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the six and three months ended June 30, 2011 and 2010.

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Directors' Compensation	116,076	80,501	62,908	49,627
Incentive Plan	13,000	-	-	-
Total shares of Class A Common Stock issued	129,076	80,501	62,908	49,627

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the six and three months ended June 30, 2011 and 2010.

Stock Repurchases

On June 29, 2010, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Class A common stock.  Through June 30, 2011, the Company had repurchased 403,715 shares under the plan, for a total of $349,344.  As of June 30, 2011 the remaining amount authorized under the plan was $650,656.  On August 2, 2011, the Company’s Board of Directors suspended future purchases under this plan.

In addition, during 2011, the Company acquired 655 shares of Class A common stock in satisfaction of tax withholding obligations on vested incentive plan shares.

Dividends

The table below presents information related to dividends declared by the Company’s Board of Directors during 2011 and 2010.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2011
July 12, 2011	July 29, 2011	August 16, 2011	$0.0325	$336
April 1, 2011	April 15, 2011	April 29, 2011	0.0325	334
2010
April 1, 2010	April 15, 2010	April 30, 2010	$0.0300	$314
June 29, 2010	July 15, 2010	July 30, 2010	0.0300	316
October 4, 2010	October 15, 2010	October 29, 2010	0.0300	315
December 8, 2010	December 23, 2010	December 30, 2010	0.0325	332

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $48,000 and $23,000 for the six and three months ended June 30, 2011, respectively, and $35,000 and $27,000 for the six and three months ended June 30, 2010.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the six months ended June 30, 2011 and 2010 is presented below:

	Six Months Ended June 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	401,000	$1.12	102,000	$1.58
Granted	-	-	302,000	0.97
Vested	(13,000)	0.97	-	-
Nonvested, at June 30	388,000	$1.13	404,000	$1.12

As of June 30, 2011, there was approximately $300,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 40.8 months.  The intrinsic value of the outstanding phantom shares as of June 30, 2011 and 2010 is $283,000 and $380,000, respectively.  All of the remaining outstanding unvested awards at June 30, 2011 were granted with dividend participation rights.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM. On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene. Bimini and BNYM have moved to dismiss Hildene’s derivative claims, and Bimini has also moved to dismiss Hildene’s claim for “rescission/illegality.”  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

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

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.  On July 12, 2011, Mass Mutual offered to extend the Tolling Agreement for an additional two years.  Opteum agreed to do so, and it requested Mass Mutual provide the proposed documentation.

Opteum denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  As of August 11, 2011, Mass Mutual has taken no action to prosecute its claim against Opteum, and the range of loss, if any, or potential loss cannot reasonably be estimated.  Should Mass Mutual initiate litigation, Opteum will defend such litigation vigorously.

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

Mortco recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the six months ended June 30, 2011 and 2010 are presented below:

(in thousands)
	Six Months Ended June 30,
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

As of June 30, 2011, Bimini Capital has approximately $52.9 million of remaining capital loss carryforwards available to offset future capital gains and a REIT tax net operating loss carryforward of approximately $6.3 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards expire in years beginning in 2012 through 2016, and the net operating loss carryforwards expire in years beginning in 2028 through 2031.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and Mortco are tax paying entities for income tax purposes and are taxed separately from Bimini Capital.  Therefore, Bimini Advisors and Mortco each separately report an income tax provision or benefit based on their own taxable activities.  For the six and three months ended June 30, 2011 and 2010, the TRSs had no taxable income primarily due to the utilization of NOL carryforwards.

The income tax provisions for the periods ended June 30, 2011 and 2010 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the six-month period ended June 30, 2011, and during the three-month periods ended June 30, 2011 and 2010, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of tax net operating losses to offset estimated taxable income for the respective periods; therefore, there are no income tax provisions related to the results of operations.  The net deferred tax asset generated by the net loss incurred during the six-month period ended June 30, 2010 is offset in its entirety by a deferred tax asset valuation allowance, and the amounts of the gross tax benefit generated by this loss is reduced by an offsetting valuation allowance of the same amount.

As of June 30, 2011, Mortco had an estimated federal tax NOL carryforward of approximately $272.0 million, and estimated available state NOLs of approximately $63.1 million, which begin to expire in 2025, and are fully available to offset future taxable income.  Similar amounts for Bimini Advisors are insignificant.

The net deferred tax assets and offsetting valuation allowances at June 30, 2011 and December 31, 2010 were approximately $101.1 million and $101.5 million, respectively. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within Mortco.  At June 30, 2011 and December 31, 2010, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax NOL carryforwards, which are the primary deferred tax assets of Mortco; therefore, an allowance for the full amount of the net deferred tax assets has been recorded in both years.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2011 and 2010.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2011 and 2010.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2011 and 2010. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted EPS per Class A common share:
Income (loss) available to Class A common shares:
Basic and diluted	$1,693	$(637)	$2,202	$368
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	9,905	10,085	9,905	10,085
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	388	-	388	-
Effect of weighting	(79)	(818)	(53)	(41)
Weighted average shares-basic and diluted	10,214	9,267	10,240	10,044
Income (loss) per Class A common share:
Basic and diluted	$0.17	$(0.07)	$0.22	$0.04

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Basic and diluted EPS per Class B common share:
Income (loss) available to Class B common shares:
Basic and diluted	$5	$(2)	$7	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.17	$(0.08)	$0.22	$0.03

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

Our MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2011
Mortgage-backed securities	$114,007	$-	$114,007	$-
Eurodollar futures contracts	522	522	-	-
Mortgage Loans Held For Sale	40	-	-	40
Retained interests	3,776	-	-	3,776
December 31, 2010
Mortgage-backed securities	$135,133	$-	$135,133	$-
Eurodollar futures contracts	223	223	-	-
Mortgage Loans Held For Sale	40	-	-	40
Retained interests	3,928	-	-	3,928

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month periods ended June 30, 2011 and 2010:

(in thousands)
	2011		2010
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balance, January 1	$3,928	$40	$5,934	$207
Gain included in earnings	1,441	-	1,368	73
Collections, sale and settlements	(1,593)	-	(2,345)	(240)
Balance, June 30	$3,776	$40	$4,957	$40

During the six month periods ended June 30, 2011 and 2010, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $67,000 and $65,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 14.   SUBSEQUENT EVENTS

At a meeting of the Board of Directors of Bimini Capital on July 12, 2011, the members of the Board declared a common stock dividend of $0.0325 per share, which is scheduled to be paid in cash on August 16, 2011 to shareholders of record on July 29, 2011. The dividend to be paid on August 16, 2011 totals $336,000.

On May 3, 2011, Orchid filed a Form S-11 Registration Statement (the “Registration Statement”) with the Securities and Exchange Commission in connection with a proposed initial public offering of its common stock. Orchid withdrew the Registration Statement on August 4, 2011, and it does not intend to pursue the public offering contemplated by the Registration Statement at this time.

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

INTRODUCTION

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its wholly-owned qualified REIT subsidiary.  Further, references to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and to Mortco TRS, LLC (“Mortco”) and its consolidated subsidiaries. Mortco, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed Mortco TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means Mortco.  References to the “Company” refer to the consolidated entity (the combination of Bimini Capital and its qualified REIT subsidiary, Orchid Island Capital, Inc., and Bimini Advisors and Mortco).

Bimini Capital Management, Inc. was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital will deploy its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  Bimini Capital manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured mortgage-backed securities.  Bimini Capital treats its remaining junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

On April 18, 2007, the Board of Managers of Mortco, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, Mortco signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on June 30, 2007 and Mortco has not operated a mortgage loan origination business since that date. Since the second quarter of 2007, through September 30, 2010, Mortco was reported as a discontinued operation following applicable accounting standards, since most of the remaining assets and liabilities were considered to be contingent and were held by Mortco pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset has not been achieved as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company has made efforts to market such securities to previously active market participants. Because Mortco continues to hold these net assets, and the Company has not been able to dispose of them, the remnants of the old mortgage banking business are no longer classified as discontinued operations effective October 1, 2010, and the related assets and liabilities previously classified as held for sale have been reclassified to held and used for all periods presented.

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

Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiary do not impact REIT taxable income, unrealized gains or losses on the investment securities portfolio do not impact REIT taxable income, and interest income on structured MBS securities is computed differently for REIT taxable income and GAAP.

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

During the six months ended June 30, 2011, the Company paid distributions of $0.0325 per share on income of $0.17 per share.  These distributions were funded by cash on hand and cash flows generated from the Company’s investment portfolio.  While the Company intends to pay quarterly distributions to our stockholders such that substantially all of our REIT taxable income is distributed, it has not established a minimum distribution payout level and the ability to pay distributions may be adversely affected by a variety of factors.  All distributions will be made at the discretion of the Company’s Board of Directors and will depend on the Company’s earnings, financial conditions, maintenance of REIT status and other factors that may be deemed relevant; therefore, distributions may be reduced or eliminated at any time.  See “Outlook” appearing later in this MD&A.

At a meeting of the Board of Directors of Bimini Capital on July 12, 2011, the members of the Board declared a common stock dividend of $0.0325 per share, which is scheduled to be paid in cash on August 16, 2011 to shareholders of record on July 29, 2011. The dividend to be paid on August 16, 2011 totals $336,000.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the six and three months ended June 30, 2011, as compared to the Company’s results of operations for the six and three months ended June 30, 2010.

Net Income (Loss) Summary

Consolidated net income for the six months ended June 30, 2011 was $1.7 million, or $0.17 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.6 million, or $0.07 basic and diluted loss per share, for the six months ended June 30, 2010.

Consolidated net income for the three months ended June 30, 2011 was $2.2 million, or $0.22 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.4 million, or $0.04 basic and diluted income per share for the three months ended June 30, 2010.

The components of net income (loss) for the six and three months ended June 30, 2011 and 2010, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Net portfolio interest	$2,754	$3,586	$(832)	$1,231	$1,757	$(526)
Interest expense on junior subordinated notes	(500)	(1,100)	600	(250)	(550)	300
Gains (losses)	1,281	(1,091)	2,372	1,032	811	221
Net portfolio income	3,535	1,395	2,140	2,013	2,018	(5)
Other income	1,404	1,580	(176)	1,487	120	1,367
Expenses	(3,242)	(3,614)	372	(1,291)	(1,769)	478
Net income (loss)	$1,697	$(639)	$2,336	$2,209	$369	$1,840

 Net Portfolio Income

During the six months ended June 30, 2011, the REIT generated $2.8 million of net portfolio interest income, consisting of $2.9 million of interest income from MBS assets offset by $0.16 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2010, the REIT generated $3.6 million of net portfolio interest income, consisting of $3.7 million of interest income from MBS assets offset by $0.12 million of interest expense on repurchase liabilities.

During the three months ended June 30, 2011, the REIT generated $1.2 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.  For the three month period ended June 30, 2010, the REIT generated $1.8 million of net portfolio interest income, consisting of $1.8 million of interest income from MBS assets offset by $0.05 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2011 and 2010 and for the six month periods ended June 30, 2011 and 2010.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
June 30, 2011	$115,521	$1,303	4.51%	$93,516	$72	0.31%	$1,231	4.20%
March 31, 2011	126,084	1,610	5.11%	104,259	87	0.33%	1,523	4.77%
December 31, 2010	132,955	1,497	4.51%	110,433	88	0.32%	1,409	4.19%
September 30, 2010	114,165	1,262	4.42%	89,440	69	0.31%	1,193	4.11%
June 30, 2010	99,856	1,810	7.25%	74,163	53	0.29%	1,757	6.96%
March 31, 2010	110,914	1,898	6.85%	88,495	68	0.31%	1,830	6.54%
Six Months Ended,
June 30, 2011	$120,802	$2,913	4.82%	$98,888	$159	0.32%	$2,754	4.50%
June 30, 2010	105,385	3,708	7.04%	81,329	122	0.30%	3,586	6.74%

Portfolio yields and costs of borrowings presented in the table above and the tables on pages 26 and 27 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly and six month periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the six month periods are calculated as the average of the average quarterly periods.

Interest Income and Average Earning Asset Yield

Interest income was $2.9 million for the six months ended June 30, 2011 and $3.7 million for the six months ended June 30, 2010. Average MBS were $120.8 million and $105.4 million for the six months ended June 30, 2011 and 2010, respectively. The $0.8 million decrease in interest income was due to a 222 basis point decrease in yields, which was partially offset by a $15.4 million increase in average MBS.

Interest income was $1.3 million for the three months ended June 30, 2011 and $1.8 million for the three months ended June 30, 2010. Average MBS were $115.5 million and $99.9 million for the three months ended June 30, 2011 and 2010, respectively. The $0.5 million decrease in interest income was due to a 274 basis point decrease in yields, which was partially offset by a $15.7 million increase in average MBS.

The table below presents the average portfolio, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
June 30, 2011	$98,060	$17,461	$115,521	$757	$546	$1,303	3.09%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	929	681	1,610	3.43%	15.39%	5.11%
December 31, 2010	114,570	18,385	132,955	995	502	1,497	3.48%	10.92%	4.51%
September 30, 2010	93,579	20,586	114,165	834	428	1,262	3.56%	8.31%	4.42%
June 30, 2010	79,691	20,165	99,856	763	1,047	1,810	3.83%	20.76%	7.25%
March 31, 2010	94,493	16,421	110,914	1,051	847	1,898	4.45%	20.64%	6.85%
Six Months Ended,
June 30, 2011	$103,221	$17,581	$120,802	$1,686	$1,227	$2,913	3.27%	13.97%	4.82%
June 30, 2010	87,092	18,293	105,385	1,814	1,894	3,708	4.17%	20.71%	7.04%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $98.9 million and total interest expense was $0.16 million for the six months ended June 30, 2011.  During the six months ended June 30, 2010, average outstanding repurchase agreements were $81.3 million and total interest expense was $0.12 million.  Our average cost of funds was 0.32% for the six months ended June 30, 2011 and 0.30% for the six months ended June 30, 2010.  There was a $0.04 million increase in interest expense for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. This change was due to a 2 basis point increase in cost of funds and a $17.6 million increase in average outstanding repurchase agreements for the six months ended June 30, 2011 when compared to the same period ended June 30, 2010.

Average outstanding repurchase agreements were $93.5 million and total interest expense was $0.07 million for the three months ended June 30, 2011.  During the three months ended June 30, 2010, average outstanding repurchase agreements were $74.2 million and total interest expense was $0.05 million.  Our average cost of funds was 0.31% for the three months ended June 30, 2011 and 0.29% for the three months ended June 30, 2010.  There was a $0.02 million increase in interest expense for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. This change was due to a 2 basis point increase in cost of funds and a $19.4 million increase in average outstanding repurchase agreements for the three months ended June 30, 2011 when compared to the same period ended June 30, 2010.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds was 9 basis points above average one-month LIBOR and 12 basis points below average six-month LIBOR for the quarter ended June 30, 2011. The average term to maturity of the outstanding repurchase agreements increased from 28 days at December 31, 2010 to 56 days at June 30, 2011.

The Company has not elected to designate its derivative holdings, specifically, its investment in Eurodollar futures contracts for hedge accounting treatment under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Changes in fair value of these investments are presented in a separate line item in the Company’s Consolidated Statement of Operations.  As such, interest expense and cost of funds are not impacted by the Company’s investment in Eurodollar futures contracts.

(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
June 30, 2011	$93,516	$72	0.31%	0.22%	0.43%	0.09%	(0.12)%
March 31, 2011	104,259	87	0.33%	0.26%	0.46%	0.07%	(0.13)%
December 31, 2010	110,433	88	0.32%	0.26%	0.47%	0.06%	(0.15)%
September 30, 2010	89,440	69	0.31%	0.30%	0.61%	0.01%	(0.30)%
June 30, 2010	74,163	53	0.29%	0.29%	0.58%	0.00%	(0.29)%
March 31, 2010	88,495	68	0.31%	0.24%	0.43%	0.07%	(0.12)%
Six Months Ended,
June 30, 2011	$98,888	$159	0.32%	0.24%	0.44%	0.08%	(0.12)%
June 30, 2010	81,329	122	0.30%	0.26%	0.51%	0.04%	(0.21)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.5 million and $0.2 million for the six and three months ended June 30, 2011, respectively, compared to $1.1 million and $0.5 million for the comparable periods in 2010.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2011, the interest rate was 3.75%.  The average rate of interest paid, including the amortization of debt issuance costs, for the six and three months ended June 30, 2011 was 3.84% compared to 8.46% for the comparable periods in 2010. Interest expense decreased $0.6 million and $0.3 million for the six and three months ended June 30, 2011, respectively, when compared to the same periods in 2010 due to the 462 basis point decrease in interest rates, and amortization of debt issuance costs during the 2010 period.

Gains and Losses

The Company reported gains of $1.6 million on its MBS portfolio for the six months ended June 30, 2011 compared to losses of $0.9 million for the six months ended June 30, 2010.  During the three months ended June 30, 2011, the Company reported gains of $1.4 million on its MBS portfolio compared to gains of $1.0 million for the three months ended June 30, 2010.

During the six months ended June 30, 2011, the Company realized gains of $0.5 million on sales proceeds totaling $26.7 million compared to gains of $0.08 million on sale proceeds of $62.3 million for the six months ended June 30, 2010.  During the three months ended June 30, 2011, the Company realized gains of $0.6 million on sales proceeds of $12.5 million compared to gains of $0.09 million on sales proceeds of $4.5 million for the three months ended June 30, 2010.

During the six and three months ended June 30, 2011, the Company recorded gains of $1.1 million and $0.8 million, respectively, from fair value adjustments on is MBS portfolio, compared to losses of $1.02 million and gains of $0.87 million, respectively, for the six and three months ended June 30, 2010.

During the six and three months ended June 30, 2011, the Company recorded losses of $0.4 million for both periods on Eurodollar futures contracts, compared to losses of $0.15 million for both periods for the six and three months ended June 30, 2010.

During the six and three months ended June 30, 2011, the Company recorded gains of $1.4 million and $1.5 million on retained interests in securitizations, respectively, compared to gains of $1.4 million and losses of $0.02 million, respectively, for the six and three months ended June 30, 2010. The retained interests in securitizations represent residual interests in loans originated or purchased by Mortco prior to securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.

Operating Expenses

For the six and three months ended June 30, 2011, Bimini Capital’s total operating expenses were approximately $3.2 million and $1.3 million, respectively, compared to approximately $3.6 million and $1.8 million for the six and three months ended June 30, 2010, respectively.  The table below provides a breakdown of operating expenses for the six and three month periods ended June 30, 2011 and 2010.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Direct REIT operating expenses	$272	$297	$(25)	$133	$150	$(17)
Compensation and benefits	950	1,019	(69)	449	499	(50)
Accounting and auditing fees	312	290	22	129	140	(11)
Legal fees	965	1,135	(170)	206	605	(399)
Directors’ fees and liability insurance	303	262	41	153	134	19
Other G&A expenses	439	611	(172)	221	241	(20)
	$3,241	$3,614	(373)	$1,291	$1,769	$(478)

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2011, the MBS portfolio consisted of $114.0 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.63%.  During the six and three months ended June 30, 2011, we received principal repayments of $13.7 million and $6.5 million, respectively, compared to $17.5 million and $10.7 million, respectively, for the six and three months ended June 30, 2010.  The average prepayment speeds for the quarters ended June 30, 2011 and 2010 were 12.7% and 42.1%, respectively.  (See table below for additional prepayment data).

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of June 30, 2011 and December 31, 2010:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2011
Adjustable Rate MBS	$63,992	56.1%	2.39%	273	1-Jan-41	7.93	10.21%	2.00%
Fixed Rate MBS	30,168	26.5%	5.10%	183	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	2,451	2.1%	5.17%	289	1-Aug-35	12.03	10.17%	2.00%
Total Mortgage-backed Pass-through	96,611	84.7%	3.31%	245	1-Jan-41	8.08	10.21%	2.00%
Structured MBS	17,396	15.3%	5.44%	281	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$114,007	100.0%	3.63%	251	1-Jan-41	8.08	NA	2.00%
December 31, 2010
Adjustable Rate MBS	$64,458	47.7%	2.83%	279	1-Jan-41	2.72	10.19%	2.00%
Fixed Rate MBS	50,013	37.0%	4.90%	178	1-Apr-36	NA	NA	NA
Hybrid Adjustable Rate MBS	2,783	2.1%	5.18%	295	1-Aug-35	18.03	10.18%	2.00%
Total Mortgage-backed Pass-through	117,254	86.8%	3.77%	236	1-Jan-41	3.35	10.19%	2.00%
Structured MBS	17,879	13.2%	5.83%	272	16-Nov-39	NA	NA	NA
Total Mortgage Assets	$135,133	100.0%	4.04%	241	1-Jan-41	3.35	NA	2.00%

(in thousands)
	June 30, 2011		December 31, 2010
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$86,839	76.17%	$103,568	76.64%
Freddie Mac	25,697	22.54%	25,710	19.03%
Ginnie Mae	1,471	1.29%	5,855	4.33%
Total Portfolio	$114,007	100.00%	$135,133	100.0%

Entire Portfolio	June 30, 2011	December 31, 2010
Weighted Average Pass Through Purchase Price	$104.42	$104.44
Weighted Average Structured Purchase Price	$5.46	$5.46
Weighted Average Pass Through Current Price	$105.78	$105.29
Weighted Average Structured Current Price	$6.36	$5.98
Effective Duration (1)	(0.744)	1.024

(1) Effective duration of (0.744) indicates that an interest rate increase of 1.0% would be expected to cause a 0.744% increase in the value of the MBS in the Company’s investment portfolio at June 30, 2011.  An effective duration of 1.024 indicates that an interest rate increase of 1.0% would be expected to cause a 1.024% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2010. These figures include the structured securities in the portfolio.

The following table presents the CPR experienced on our structured and pass-through (“PT”) Mortgage-Backed Securities sub-portfolios, on an annualized basis, for the quarterly periods presented.

		Structured
	PT MBS Sub-	MBS Sub-	Total
Three Months Ended,	Portfolio	Portfolio	Portfolio
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2
December 31, 2010	11.7	34.5	28.3
September 30, 2010	17.2	35.0	30.6
June 30, 2010	27.8	44.9	42.1
March 31, 2010	9.2	33.3	28.8

The following table presents details related to portfolio assets acquired for the six months ended June 30, 2011 and 2010.

(in thousands)
	2011			2010
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$8,915	107.08	2.21%	$32,150	106.08	2.95%
Structured MBS	8,759	11.23	17.13%	26,363	9.27	22.19%

The Company’s portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. The Company seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, the Company strives to maintain a PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying the Company’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from the Company’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of the Company’s interest only (“IO”) and inverse interest only (“IIO”) portfolio will vary greatly owing to the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements – and model duration - to be affected by changes in both prepayments and one month LIBOR – both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

Prepayments on the loans underlying the Company’s MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, the Company gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in the Company’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, their price movements track securities with like contract rates and therefore exhibit similar effective duration.

The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. The Company generally calculates duration using various third party models.  However, empirical results and different third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of June 30, 2011, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$63,992	$1,111	$(1,111)	$(2,223)	1.74%	(1.74)%	(3.48)%
Hybrid Adjustable Rate MBS	2,451	39	(39)	(78)	1.60%	(1.60)%	(3.20)%
Fixed Rate MBS	30,168	886	(886)	(1,771)	2.94%	(2.94)%	(5.88)%
Structured MBS	17,396	(2,884)	2,884	5,768	(16.58)%	16.58%	33.16%
Portfolio Total	$114,007	$(848)	$848	$1,696	(0.74)%	0.74%	1.48%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$63,992	$710	$(1,270)	$(2,954)	1.11%	(1.99)%	(4.62)%
Hybrid Adjustable Rate MBS	2,451	13	(49)	(106)	0.51%	(1.98)%	(4.34)%
Fixed Rate MBS	30,168	670	(1,002)	(2,139)	2.22%	(3.32)%	(7.09)%
Structured MBS	17,396	(4,821)	5,116	4,167	(27.71)%	29.41%	23.96%
Portfolio Total	$114,007	$(3,428)	$2,795	$(1,032)	(3.01)%	2.45%	(0.91)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of June 30, 2011, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$50,000	$(761)	$1,050	$2,100	(1.52)%	2.10%	4.20%
Junior Subordinated Debt Hedges	26,000	(695)	845	1,690	(2.67)%	3.25%	6.50%
Portfolio Total	$76,000	$(1,456)	$1,895	$3,790	(1.92)%	2.49%	4.99%

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

Repurchase Agreements

As of June 30, 2011, the Company had established borrowing facilities in the repurchase agreement market with four counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of June 30, 2011, we had funding in place with two of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2011, the Company had obligations outstanding under the net repurchase agreements of approximately $92.1 million with a net weighted average borrowing cost of 0.27%. The remaining maturity of Bimini Capital’s outstanding repurchase agreement obligations ranged from 1 to 120 days, with a weighted average maturity of 56 days.  Securing the repurchase agreement obligation as of June 30, 2011, are MBS with an estimated fair value, including accrued interest, of $96.3 million and a weighted average maturity of 245 months. Through August 11, 2011, the Company has been able to maintain its repurchase facilities with its counterparties with comparable terms to those that existed at June 30, 2011 with maturities through November 7, 2011.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2011 and 2010.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
June 30, 2011	$92,105	$93,516	$(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%
December 31, 2010	113,592	110,433	3,159	2.86%
September 30, 2010	107,274	89,440	17,834	19.94%	(a)
June 30, 2010	71,606	74,163	(2,557)	(3.45)%
March 31, 2010	76,719	88,495	(11,776)	(13.31)%	(b)

(a) The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company typically finances. During the quarter ended September 30, 2010, the investment in PT MBS increased $36.6 million.

(b) The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company does not fund through the repo market. During the quarter ended March 31, 2010, the Company’s investment in PT MBS decreased $20.8 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received by Mortco from the retained interests and the collection of servicing advances.  Because our MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.

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

At June 30, 2011, the weighted average haircut our repurchase agreement counterparties require us to hold was 5% of the estimated fair value of the underlying collateral.

Under our repurchase agreement funding arrangements we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we could then call our repo counterparty and have excess margin returned to us.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.

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

As of June 30, 2011 the Company had cash on hand of $6.3 million.  Our balance sheet generated cash flows of $16.8 million from principal and interest payments on our MBS portfolio and $1.6 million from retained interests.  The table below summarizes the effect on our liquidity and cash flows from certain contractual obligations as of June 30, 2011.

(in thousands)
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$92,105	$-	$-	$-	$92,105
Interest expense on repurchase agreements(1)	70	-	-	-	70
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,015	1,948	1,948	19,306	24,217
Totals	$93,190	$1,948	$1,948	$45,306	$142,392

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2011 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of June 30, 2011, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

During 2009, the Company executed two transactions whereby $74 million of its $100 million trust preferred debt was extinguished early.  As a result, the Company’s balance sheet is substantially less leveraged and the associated interest charges have been reduced accordingly.  Further, the Company has been able to reduce the necessity to access the repo funding market with its alternative investment strategy.  While the repo funding markets have recovered from the state that existed during the financial crisis of 2008/2009, ongoing difficulties with the funding markets persist to some extent.  The downgrade of the sovereign credit rating of the United States by Standard & Poor’s may impact the repo funding markets and as well as the market for Agency MBS.  However, at this time the impact, if any, cannot be ascertained.

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

 Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company until assets under management can be increased.  Given the reduced size of its portfolio, even with the benefit of the alternative investment strategy, no assurance can be made of the Company’s ability to generate sufficient net interest income to cover all of its costs.  The Company’s ability to generate sufficient net interest income to cover its fixed and variable operating costs will also be impacted by funding costs, which in turn will depend on how long funding rates will remain at current low levels and the impact, if any, of external shocks to the funding markets, as mentioned above.

For the six months ended June 30, 2011, the Company estimates that it had a REIT taxable loss of approximately $1.4 million.  (As more fully described in footnote 10 to the accompanying financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.)  The Company also expects that it may incur a REIT taxable loss during the year ended December 31, 2011.   In addition, the Company presently has tax net operating loss carryovers of approximately $6.3 million which are available to offset REIT taxable income.  If in fact a REIT taxable loss is incurred for 2011, then distributions in the amount of $0.065 per share already paid to shareholders during 2011 will be considered a return-of-capital, which depletes the Company’s capital base.   Distributions made by the Company during 2010 were also a return-of-capital.

Based on the factors described above, and in order to preserve its capital base, the Company will terminate its stock repurchase plan and, for the foreseeable future, suspend its quarterly distribution to stockholders.  The Company will reevaluate its ability to resume distributions in early 2012.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements.  These financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make various judgments, estimates and assumptions.  Changes in these estimates and assumptions could have a material effect on our financial statements.

Our MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.

In managing our portfolio, the Company employs the following four-step process at each valuation date to determine the fair value of our MBS:

•
First, the Company obtains fair values from a subscription-based independent pricing source through our repurchase agreement funding services provider. These prices are used by both the Company as well as our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings. As of June 30, 2011, the Company subscribed to a second subscription-based pricing service.

•
Second, the Company requests non-binding quotes from one to four broker-dealers for each of its MBS in order to validate the values obtained by the pricing service. The Company requests these quotes from broker-dealers that actively trade and make markets in the respective asset class for which the quote is requested.

•	Third, the Company reviews the values obtained by the pricing source and the broker-dealers for consistency across similar assets.

•
Finally, if the data from the pricing services and broker-dealers is not homogenous or if the data obtained is inconsistent with management’s market observations, the Company makes a judgment to determine which price appears the most consistent with observed prices from similar assets and selects that price. To the extent management believes that none of the prices are consistent with observed prices for similar assets, which is typically the case for only an immaterial portion of our portfolio each quarter, the Company  may use a third price that is consistent with observed prices for identical or similar assets. In the case of assets that have quoted prices such as Agency MBS backed by fixed-rate mortgages, the Company generally uses the quoted or observed market price. For assets such as Agency MBS backed by ARMs or structured Agency MBS, the Company may determine the price based on the yield or spread that is identical to an observed transaction or a similar asset for which a dealer mark or subscription-based price has been obtained.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM. On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene. Bimini and BNYM have moved to dismiss Hildene’s derivative claims, and Bimini has also moved to dismiss Hildene’s claim for “rescission/illegality.”  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

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

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.  On July 12, 2011, Mass Mutual offered to extend the Tolling Agreement for an additional two years.  Opteum agreed to do so, and it requested Mass Mutual provide the proposed documentation.

Opteum denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  As of August 11, 2011, Mass Mutual has taken no action to prosecute its claim against Opteum, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, Opteum will defend such litigation vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2011, the Company issued 34,639 and 28,269 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended June 30, 2011.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 12, 2011	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 12, 2011	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)