Form 10-Q
period 2011-11-02
BIMINI CAPITAL MANAGEMENT, INC.
filed 2011-11-03
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, the number of shares outstanding of the registrant’s Class A Common Stock, $0.001 par value, was  9,977,059; the number of shares outstanding of the registrant’s Class B Common Stock, $0.001 par value, was 31,938; and the number of shares outstanding of the registrant’s Class C Common Stock, $0.001 par value, was 31,938.

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties, at fair value	$69,396,500	$117,253,931
Unpledged, at fair value	18,800,726	17,879,409
Total mortgage-backed securities	88,197,226	135,133,340
Cash and cash equivalents	3,926,764	2,830,584
Restricted cash	1,744,568	3,545,885
Retained interests in securitizations	4,942,492	3,927,777
Accrued interest receivable	1,015,552	1,049,577
Property and equipment, net	3,913,655	3,894,717
Prepaids and other assets, net	5,405,704	6,609,043
Total Assets	$109,145,961	$156,990,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$67,395,843	$113,591,685
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	71,084	120,410
Accounts payable, accrued expenses and other	7,166,171	8,102,062
Total Liabilities	101,437,538	148,618,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 9,977,059 shares issued and outstanding as of September 30, 2011 and 9,776,586 shares
issued and outstanding as of December 31, 2010	9,977	9,777
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2011 and December 31, 2010	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2011 and December 31, 2010	32	32
Additional paid-in capital	334,010,246	334,459,072
Accumulated deficit	(326,311,864)	(326,096,587)
Total Stockholders’ Equity	7,708,423	8,372,326
Total Liabilities and Stockholders’ Equity	$109,145,961	$156,990,923
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income	$4,046,746	$4,969,604	$1,133,540	$1,261,563
Interest expense	(211,519)	(190,388)	(52,714)	(68,772)
Net interest income, before interest on junior subordinated notes	3,835,227	4,779,216	1,080,826	1,192,791
Interest expense on junior subordinated notes	(749,682)	(1,649,944)	(250,052)	(549,982)
Net interest income	3,085,545	3,129,272	830,774	642,809
Losses on mortgage-backed securities	(342,624)	(1,285,816)	(1,978,544)	(344,360)
Losses on Eurodollar futures	(1,177,712)	(498,712)	(822,300)	(348,725)
Net portfolio income (deficiency)	1,565,209	1,344,744	(1,970,070)	(50,276)

Other income:
Gains on retained interests in securitizations	3,891,631	2,895,955	2,450,587	1,527,778
Other (expense) income	(51,895)	208,986	(15,013)	(2,780)
Total other income	3,839,736	3,104,941	2,435,574	1,524,998

Expenses:
Compensation and related benefits	1,392,853	1,476,501	443,041	457,695
Directors' fees and liability insurance	453,201	378,087	150,338	115,707
Audit, legal and other professional fees	2,710,630	2,233,014	1,432,921	807,798
Direct REIT operating expenses	403,252	444,924	131,626	147,571
Other administrative	660,286	816,378	220,786	190,725
Total expenses	5,620,222	5,348,904	2,378,712	1,719,496

Loss before income taxes	(215,277)	(899,219)	(1,913,208)	(244,774)

Income tax benefit	-	(145,000)	-	(130,000)

Net loss	$(215,277)	$(754,219)	$(1,913,208)	$(114,774)

Basic and Diluted Net loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.02)	$(0.08)	$(0.19)	$(0.01)
CLASS B COMMON STOCK
Basic and Diluted	$(0.02)	$(0.08)	$(0.19)	$(0.01)
Weighted Average Shares Outstanding
CLASS A COMMON STOCK
Basic and Diluted	9,852,956	9,539,145	9,916,755	10,074,233
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$0.065	$0.06	$0.0325	$-
CLASS B COMMON STOCK	$0.065	$0.06	$0.0325	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2011

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2011	$9,777	$32	$32	$334,459,072	$(326,096,587)	$8,372,326
Net loss	-	-	-	-	(215,277)	(215,277)
Dividends declared	-	-	-	(669,077)	-	(669,077)
Issuance of Class A common shares for board
compensation and equity plan exercises	201	-	-	150,832	-	151,033
Shares repurchased from employees in
satisfaction of withholding requirements
on equity plan distributions	(1)	-	-	(595)	-	(596)
Amortization of equity plan compensation	-	-	-	70,014	-	70,014

Balances, September 30, 2011	$9,977	$32	$32	$334,010,246	$(326,311,864)	$7,708,423
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,277)	$(754,219)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation and equity plan amortization	221,047	183,714
Depreciation and amortization	89,590	183,581
Losses on mortgage-backed securities	342,624	1,285,816
Gains on retained interests in securitizations	(3,891,631)	(2,895,955)
Changes in operating assets and liabilities:
Accrued interest receivable	34,025	(4,184)
Prepaid expenses and other assets, net	1,204,684	3,013,111
Accrued interest payable	(49,326)	(19,515)
Accounts payable, accrued expenses and other	(935,891)	(694,808)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3,200,155)	297,541

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(46,317,169)	(130,415,299)
Sales	73,326,473	92,104,494
Principal repayments	19,582,841	25,995,565
Principal payments received on retained interests in securitizations	2,876,916	3,356,695
Decrease in restricted cash	1,801,317	990,789
Purchases of property and equipment	(108,528)	(5,624)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	51,161,850	(7,973,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	317,815,006	387,531,457
Principal payments on repurchase agreements	(364,010,848)	(380,529,160)
Dividends paid in cash	(669,077)	(2,507,729)
Stock repurchases	(596)	(51,032)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(46,865,515)	4,443,536

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,096,180	(3,232,303)
CASH AND CASH EQUIVALENTS, beginning of the period	2,830,584	6,469,795
CASH AND CASH EQUIVALENTS, end of the period	$3,926,764	$3,237,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,010,527	$1,742,116
Income taxes	17,706	910,538

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Dividends paid in shares of Class A Common Stock	-	16,654,837

See notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2011

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

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its wholly-owned qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”). Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. (“Bimini Advisors”) and MortCo and its consolidated subsidiaries. Discussions relating to “the Company” refer to the consolidated entity.

Liquidity

At September 30, 2011, Bimini Capital had an equity capital base of $7.7 million and an MBS portfolio of $88.2 million.  The crisis in the U.S. financial markets during 2008/2009, and the material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo, have significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio. Ongoing litigation costs stemming from the former operations of MortCo and Bimini Capital itself cause the Company’s overhead to be high in relation to its portfolio size. In response, during the past two years, the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, and alter its investment strategy for holding MBS securities.  The Company’s alternative investment strategy that utilizes structured MBS has been elevated to a core element of its investment strategy and liquidity management. However, the Company’s ability to utilize this element of our investment strategy is limited by restrictions imposed under the Investment Company Act.  Further, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital and its wholly-owned subsidiaries, Orchid, Bimini Advisors and MortCo, as well as the wholly-owned subsidiaries of MortCo.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

Statement of Comprehensive Income (Loss)

In accordance with FASB ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive loss is the same as net loss for all periods presented.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit that would have been in excess of the $250,000 federally insured limit at September 30, 2011 approximated $1.5 million.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage loans (collectively, MBS).  MBS transactions are recorded on the trade date. The Company has elected to account for its investment in MBS under the fair value option.  These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities, which requires the securities to be carried at fair value on the Consolidated Balance Sheet with changes in fair value charged to Other Comprehensive Income, a component of Stockholders’ Equity.  Electing the fair value option allows the Company to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Retained Interests

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by MortCo. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, net repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  September 30, 2011 and December 31, 2010, due to the short-term nature of these financial instruments.

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

Bimini Capital’s property and equipment as of September 30, 2011 and December 31, 2010, is presented net of accumulated depreciation of approximately $782,000 and $692,000, respectively. Depreciation expense was approximately $90,000 and $29,000 for the nine and three months ended September 30, 2011, respectively, and $66,000 and $21,000 for the nine and three months ended September 30, 2010, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest and cash posted as collateral.  At September 30, 2011, the Company had outstanding balances under repurchase agreements with two lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest and cash posted as collateral) of $3.5 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At September 30, 2011, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.   The Company files separate federal and state tax returns for the REIT, and for each of the taxable REIT subsidiaries.  Generally, returns for all periods after 2007 remain open for examination.

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

In April 2011, the FASB issued ASU 2011-03 regarding repurchase agreements.  In a typical repurchase agreement transaction, an entity transfers financial assets to a counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this ASU, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this ASU, the Financial Accounting Standards Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this ASU removes the transferor’s ability to perform criterion from consideration of effective control.  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Since the Company records repurchase agreements as secured borrowings and not sales, this ASU will have no effect on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2011 and December 31, 2010:

(in thousands)
	September 30, 2011	December 31, 2010
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$5,149	$2,783
Adjustable-rate Mortgages	35,528	64,458
Fixed-rate Mortgages	28,719	50,013
Total Pass-Through Certificates	69,396	117,254
Structured MBS Certificates:
Structured MBS	18,801	17,879
Totals	$88,197	$135,133

The following table summarizes the Company’s MBS portfolio as of September 30, 2011 and December 31, 2010, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2011	December 31, 2010
Less than one year	$275	$-
Greater than one year and less than five years	276	1,600
Greater than five years and less than ten years	9,315	9,077
Greater than or equal to ten years	78,331	124,456
Totals	$88,197	$135,133

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s residual interests in asset backed securities as of September 30, 2011 and December 31, 2010:

(in thousands)
Series	Issue Date	September 30, 2011	December 31, 2010
HMAC 2004-1	March 4, 2004	$223	$430
HMAC 2004-2	May 10, 2004	1,332	921
HMAC 2004-3	June 30, 2004	995	911
HMAC 2004-4	August 16, 2004	1,125	558
HMAC 2004-5	September 28, 2004	1,267	1,108
Total		$4,942	$3,928

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2011, Bimini Capital had outstanding net repurchase obligations of approximately $67.4 million with a net weighted average borrowing rate of 0.29%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $69.6 million.  As of December 31, 2010, Bimini Capital had outstanding repurchase obligations of approximately $113.6 million with a net weighted average borrowing rate of 0.32%.  These agreements were collateralized by MBS with a fair value of approximately $117.6 million.

On occasion, the Company may enter into reverse repurchase agreements to facilitate the sale of selected positions in its PT MBS portfolio without unwinding an existing repurchase agreement.  In accordance with the terms of a master repurchase agreement with the counterparty, repurchase agreements and reverse repurchase agreements are reported net in the consolidated balance sheet.  As of September 30, 2011, the Company had outstanding reverse repurchase agreements with two counterparties totaling approximately $10.5 million.

As of September 30, 2011 and December 31, 2010, Bimini Capital's net repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2011
Agency Backed Mortgage-Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$54,123	$15,483	$-	$69,606
Repurchase agreement liabilities associated with
these securities	$-	$51,649	$15,747	$-	$67,396
Net weighted average borrowing rate	-	0.30%	0.26%	-	0.29%
December 31, 2010
Agency Backed Mortgage-Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$75,175	$42,415	$-	$117,590
Repurchase agreement liabilities associated with
these securities	$-	$73,014	$40,578	$-	$113,592
Net weighted average borrowing rate	-	0.31%	0.33%	-	0.32%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at September 30, 2011 and December 31, 2010 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
September 30, 2011
MF Global, Inc.	$2,278	25
Nomura	1,202	20
December 31, 2010
MF Global, Inc.	$3,444	25

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc., was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of November 1, 2011, the Company has no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated with all pledged assets returned.  One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds in the approximate amount of $343,000.  The Company is entitled to the funds and expects to receive them, but given developments at MF it is not known if or when the funds will be received.

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

As of September 30, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at September 30, 2011 and December 31, 2010 was approximately $446,000 and $224,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount of $21 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of September 30, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.81% on the $21 million of its junior subordinated notes through September 2014.  The effective interest rate for the junior subordinated notes is 4.31%.  For the nine and three months ended September 30, 2011, the Company recorded losses of $746,000 and $471,000, respectively, on Eurodollar futures contracts held as part of its junior subordinated notes hedging strategy, compared to losses of $499,000 and $349,000 for the nine and three months ended September 30, 2010.

The Company also used Eurodollar futures contracts with a notional amount of $50 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of September 30, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.70% on $50 million of its repurchase agreement obligations through December 2013. For the nine and three months ended September 30, 2011, the Company recorded losses of $432,000 and $351,000, respectively, on Eurodollar futures contracts held as part of its repurchase agreement hedging strategy.

As discussed in Note 4, in October 2011, MF filed for bankruptcy protection.   A subsidiary of MF, MF Global Inc., was the broker for the Company’s Eurodollar based hedging activities for both our repurchase agreement funding arrangements and our trust preferred debt.  At September 30, 2011, the Company had Eurodollar contracts with a notional balance of $71 million in place.  The Eurodollar futures with MF Global Inc. will remain in place for the time being until they are either terminated or moved to another broker.  The Company is required to maintain adequate margin against these positions for the Chicago Mercantile Exchange through our broker, MF Global Inc., in a segregated account. The equity in these positions at November 1, 2011 was approximately $233,000. The Company expects to receive these funds when the positions are closed but given developments at MF, it is not known if or when the funds will be received.

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

As of September 30, 2011 and December 31, 2010, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2011, the interest rate was 3.85%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 7.  CAPITAL STOCK

Issuances of Common Stock

The table below presents information related to Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the nine and three months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Directors' Compensation	188,128	129,301	72,052	48,800
Incentive Plan	13,000	-	-	-
Total shares of Class A Common Stock issued	201,128	129,301	72,052	48,800

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the nine and three months ended September 30, 2011 and 2010.

Stock Repurchases

On June 29, 2010, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Class A common stock.  Through September 30, 2011, the Company had repurchased 403,715 shares under the plan, for a total of $349,344.  As of September 30, 2011 the remaining amount authorized under the plan was $650,656.  On August 2, 2011, the Company’s Board of Directors suspended future purchases under this plan.

In addition, during 2011, the Company acquired 655 shares of Class A common stock in satisfaction of tax withholding obligations on vested incentive plan shares.

Dividends

The table below presents information related to dividends declared by the Company’s Board of Directors during 2011 and 2010.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2011
April 1, 2011	April 15, 2011	April 29, 2011	$0.0325	334
July 12, 2011	July 29, 2011	August 16, 2011	0.0325	$335
2010
April 1, 2010	April 15, 2010	April 30, 2010	$0.0300	$314
June 29, 2010	July 15, 2010	July 30, 2010	0.0300	316
October 4, 2010	October 15, 2010	October 29, 2010	0.0300	315
December 8, 2010	December 23, 2010	December 30, 2010	0.0325	332

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

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $70,000 and $22,000 for the nine and three months ended September 30, 2011, respectively, and $62,000 and $27,000 for the nine and three months ended September 30, 2010.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the nine months ended September 30, 2011 and 2010 is presented below:

	Nine Months Ended September 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	401,000	$1.12	102,000	$1.58
Granted	-	-	302,000	0.97
Vested	(13,000)	0.97	-	-
Cancellations	(20,156)	1.37	-	-
Nonvested, at September 30	367,844	$1.11	404,000	$1.12

As of September 30, 2011, there was approximately $262,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 38.3 months.  The intrinsic value of the outstanding phantom shares as of September 30, 2011 and 2010 is $224,000 and $339,000, respectively.  All of the remaining outstanding unvested awards at September 30, 2011 were granted with dividend participation rights.

On August 12, 2011, the Company’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of the Company and to associate their interest with those of the Company and its stockholders.  The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.  As of September 30, 2011, no awards have been made under the 2011 Plan.

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

A complaint by a note holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On May 23, 2011, Bimini and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”  On October 19, 2011, PreTSL XX moved to intervene as an additional plaintiff in the action.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against MortCo seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.  MortCo denies that there was an agreement and has asserted several defenses to Coast's claims.   Attempts to mediate this dispute were unsuccessful.  The parties are currently conducting discovery, which is set to end on January 7, 2012.  A non-jury trial  is scheduled to begin on January 17, 2012.    MortCo plans to continue to defend this matter vigorously.

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

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.  On August 22, 2011, the parties extended the Tolling Agreement through June 1, 2013.

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

MortCo recognized a liability for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the nine months ended September 30, 2011 and 2010 are presented below:

(in thousands)
	Nine Months Ended September 30,
	2011	2010
Balance - Beginning of period	$5,087	$5,149
Provision	-	48
Settlements	-	(110)
Balance - End of Period	$5,087	$5,087

NOTE 10.  INCOME TAXES

REIT Activities

As a REIT, the Company is not subject to federal income tax on REIT taxable income distributed to its shareholders.  REIT taxable income or loss, as generated by Bimini Capital’s qualifying REIT activities, is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement net income or loss as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income or loss and its financial statement net income or loss can be substantial and each item can affect several years.  Based on the results of operations through September 30, 2011, the Company expects to generate a REIT taxable loss for the full year ending December 31, 2011.

As of December 31, 2010, Bimini Capital had approximately $53.4 million of remaining capital loss carryforwards available to offset future capital gains and a REIT tax net operating loss carryforward of approximately $6.0 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards expire in years beginning in 2012 through 2016, and the net operating loss carryforwards expire in years beginning in 2028 through 2031.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the nine and three months ended September 30, 2011 and 2010, the TRSs had no taxable income primarily due to the utilization of NOL carryforwards.

The income tax provisions for the periods ended September 30, 2011 and 2010 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the nine-month periods ended September 30, 2011 and 2010, and during the three-month periods ended September 30, 2011 and 2010, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of tax net operating losses to offset estimated taxable income for the respective periods; therefore, there are no income tax provisions related to the results of operations.

As of September 30, 2011, MortCo had an estimated federal tax NOL carryforward of approximately $269.9 million, and estimated available Florida NOLs of approximately $42.9 million, which begin to expire in 2025, and are fully available to offset future taxable income.  All other state NOLs have been abandoned.  Similar amounts for Bimini Advisors are insignificant.

The net deferred tax assets and offsetting valuation allowances at September 30, 2011 and December 31, 2010 were approximately $99.6 million and $101.5 million, respectively. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within MortCo.  At September 30, 2011 and December 31, 2010, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and state tax NOL carryforwards, which are the primary deferred tax assets of MortCo; therefore, an allowance for the full amount of the net deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2011 and 2010.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2011 and 2010.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2011 and 2010. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted EPS per Class A common share:
Loss available to Class A common shares:
Basic and diluted	$(214)	$(751)	$(1,907)	$(114)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	9,977	10,075	9,977	10,075
Effect of weighting	(124)	(536)	(60)	(1)
Weighted average shares-basic and diluted	9,853	9,539	9,917	10,074
Loss per Class A common share:
Basic and diluted	$(0.02)	$(0.08)	$(0.19)	$(0.01)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Basic and diluted EPS per Class B common share:
(Loss) income available to Class B common shares:
Basic and diluted	$(1)	$(3)	$(6)	$-
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.02)	$(0.08)	$(0.19)	$(0.01)

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2011
Mortgage-backed securities	$88,197	$-	$88,197	$-
Eurodollar futures contracts	446	446	-	-
Mortgage Loans Held For Sale	40	-	-	40
Retained interests	4,942	-	-	4,942
December 31, 2010
Mortgage-backed securities	$135,133	$-	$135,133	$-
Eurodollar futures contracts	224	224	-	-
Mortgage Loans Held For Sale	40	-	-	40
Retained interests	3,928	-	-	3,928

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month periods ended September 30, 2011 and 2010:

(in thousands)
	2011		2010
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balance, January 1	$3,928	$40	$5,934	$207
Gain included in earnings	3,892	-	2,896	73
Collections, sale and settlements	(2,878)	-	(3,356)	(240)
Balance, September 30	$4,942	$40	$5,474	$40

During the nine month periods ended September 30, 2011 and 2010, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $95,000 and $82,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

INTRODUCTION

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its wholly-owned qualified REIT subsidiary.  Further, references to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. (“Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo.  References to the “Company” refer to the consolidated entity (the combination of Bimini Capital and its qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”), and Bimini Advisors and MortCo).

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

On April 18, 2007, the Board of Managers of MortCo, at the recommendation of the Board of Directors of the Company, approved the closure of the wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, MortCo signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on June 30, 2007 and MortCo has not operated a mortgage loan origination business since that date. Since the second quarter of 2007, through September 30, 2010, MortCo was reported as a discontinued operation following applicable accounting standards, since most of the remaining assets and liabilities were considered to be contingent and were held by MortCo pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset was not achieved as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company made efforts to market such securities to previously active market participants. Because MortCo continued to hold these net assets, the remnants of the old mortgage banking business were no longer classified as discontinued operations effective October 1, 2010, and the related assets and liabilities previously classified as held for sale were reclassified to held and used for all periods presented.

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

During the nine months ended September 30, 2011, the Company paid distributions of $0.065 per share on a loss of $0.02 per share.  These distributions were funded by cash on hand and cash flows generated from the Company’s investment portfolio.  While the Company intends to pay quarterly distributions to our stockholders such that substantially all of our REIT taxable income is distributed, it has not established a minimum distribution payout level and the ability to pay distributions may be adversely affected by a variety of factors.  All distributions will be made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status and other factors that may be deemed relevant; therefore, distributions may be reduced or eliminated at any time.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” below for additional information regarding distributions.

In August 2011, the Company announced that, based on results of operations through June 30, 2011, it would suspend its quarterly dividend until at least early 2012.  Based on the results of operations through September 30, 2011, the Company believes that it will generate a REIT taxable loss for the full year and it will not reinstate its quarterly dividend for the balance of 2011.  The Company will re-evaluate its dividend payment policy during 2012.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the nine and three months ended September 30, 2011, as compared to the Company’s results of operations for the nine and three months ended September 30, 2010.

Net Loss Summary

Consolidated net loss for the nine months ended September 30, 2011 was $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $0.8 million, or $0.08 basic and diluted loss per share, for the nine months ended September 30, 2010.

Consolidated net loss for the three months ended September 30, 2011 was $1.9 million, or $0.19 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $0.1 million, or $0.01 basic and diluted loss per share, for the three months ended September 30, 2010.

The components of net loss for the nine and three months ended September 30, 2011 and 2010, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Net portfolio interest	$3,835	$4,779	$(944)	$1,081	$1,193	$(112)
Interest expense on junior subordinated notes	(750)	(1,650)	900	(250)	(550)	300
Losses on MBS and Eurodollar futures	(1,520)	(1,785)	265	(2,801)	(693)	(2,108)
Net portfolio income (deficiency)	1,565	1,344	221	(1,970)	(50)	(1,920)
Other income	3,840	3,105	735	2,436	1,525	911
Expenses	(5,620)	(5,349)	(271)	(2,379)	(1,719)	(660)
Income tax benefit	-	145	(145)	-	130	(130)
Net loss	$(215)	$(755)	$540	$(1,913)	$(114)	$(1,799)

 Net Portfolio Income

During the nine months ended September 30, 2011, the REIT generated $3.8 million of net portfolio interest income, consisting of $4.0 million of interest income from MBS assets offset by $0.21 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2010, the REIT generated $4.8 million of net portfolio interest income, consisting of $5.0 million of interest income from MBS assets offset by $0.19 million of interest expense on repurchase liabilities.

During the three months ended September 30, 2011, the REIT generated $1.1 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.05 million of interest expense on repurchase liabilities.  For the three month period ended September 30, 2010, the REIT generated $1.2 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2011 and 2010 and for the nine month periods ended September 30, 2011 and 2010.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
September 30, 2011	$101,102	$1,134	4.48%	$79,750	$53	0.26%	$1,081	4.22%
June 30, 2011	115,521	1,303	4.51%	93,516	72	0.31%	1,231	4.20%
March 31, 2011	126,084	1,610	5.11%	104,259	87	0.33%	1,523	4.77%
December 31, 2010	132,955	1,497	4.51%	110,433	88	0.32%	1,409	4.19%
September 30, 2010	114,165	1,262	4.42%	89,440	69	0.31%	1,193	4.11%
June 30, 2010	99,856	1,810	7.25%	74,163	53	0.29%	1,757	6.96%
March 31, 2010	110,914	1,898	6.85%	88,495	68	0.31%	1,830	6.54%
Nine Months Ended,
September 30, 2011	$114,236	$4,047	4.72%	$92,509	$212	0.30%	$3,835	4.42%
September 30, 2010	108,312	4,970	6.12%	84,033	190	0.30%	4,780	5.82%

Portfolio yields and costs of borrowings presented in the table above and the tables on pages 27 and 28 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly and nine month periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the nine month periods are calculated as the average of the average quarterly periods.

Interest Income and Average Earning Asset Yield

Interest income was $4.0 million for the nine months ended September 30, 2011 and $5.0 million for the nine months ended September 30, 2010. Average MBS holdings were $114.2 million and $108.3 million for the nine months ended September 30, 2011 and 2010, respectively. The $1.0 million decrease in interest income was due to a 140 basis point decrease in yields, which was partially offset by a $5.9 million increase in average MBS holdings.

Interest income was $1.1 million for the three months ended September 30, 2011 and $1.3 million for the three months ended September 30, 2010. Average MBS holdings were $101.1 million and $114.2 million for the three months ended September 30, 2011 and 2010, respectively. The $0.2 million decrease in interest income was due to a $13.1 million decrease in average MBS holdings, which was partially offset by a 6 basis point increase in yields.

The table below presents the average portfolio, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
September 30, 2011	$83,004	$18,098	$101,102	$589	$545	$1,134	2.84%	12.03%	4.48%
June 30, 2011	98,060	17,461	115,521	757	546	1,303	3.09%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	929	681	1,610	3.43%	15.39%	5.11%
December 31, 2010	114,570	18,385	132,955	995	502	1,497	3.48%	10.92%	4.51%
September 30, 2010	93,579	20,586	114,165	834	428	1,262	3.56%	8.31%	4.42%
June 30, 2010	79,691	20,165	99,856	763	1,047	1,810	3.83%	20.76%	7.25%
March 31, 2010	94,493	16,421	110,914	1,051	847	1,898	4.45%	20.64%	6.85%
Nine Months Ended,
September 30, 2011	$96,482	$17,754	$114,236	$2,275	$1,772	$4,047	3.14%	13.31%	4.72%
September 30, 2010	89,254	19,058	108,312	2,648	2,322	4,970	3.96%	16.24%	6.12%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $92.5 million and total interest expense was $0.21 million for the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, average outstanding repurchase agreements were $84.0 million and total interest expense was $0.19 million.  Our average cost of funds was 0.30% for the nine months ended September 30, 2011 and September 30, 2010.  There was a $0.02 million increase in interest expense for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. This change was due entirely to a $8.5 million increase in average outstanding repurchase agreements for the nine months ended September 30, 2011 when compared to the same period ended September 30, 2010.

Average outstanding repurchase agreements were $79.8 million and total interest expense was $0.05 million for the three months ended September 30, 2011.  During the three months ended September 30, 2010, average outstanding repurchase agreements were $89.4 million and total interest expense was $0.07 million.  Our average cost of funds was 0.26% for the three months ended September 30, 2011 and 0.31% for the three months ended September 30, 2010.  There was a $0.02 million decrease in interest expense for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. This change was due to a 5 basis point decrease in cost of funds and a $9.7 million decrease in average outstanding repurchase agreements for the three months ended September 30, 2011 when compared to the same period ended September 30, 2010.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds was 5 basis points above average one-month LIBOR and 20 basis points below average six-month LIBOR for the quarter ended September 30, 2011. The average term to maturity of the outstanding repurchase agreements decreased from 28 days at December 31, 2010 to 23 days at September 30, 2011.

The Company has not elected to designate its derivative holdings, specifically, its investment in Eurodollar futures contracts for hedge accounting treatment under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Changes in fair value of these investments are presented in a separate line item in the Company’s Consolidated Statements of Operations.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the Company’s investment in Eurodollar futures contracts.

(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
September 30, 2011	$79,750	$53	0.26%	0.21%	0.46%	0.05%	(0.20)%
June 30, 2011	93,516	72	0.31%	0.22%	0.43%	0.09%	(0.12)%
March 31, 2011	104,259	87	0.33%	0.26%	0.46%	0.07%	(0.13)%
December 31, 2010	110,433	88	0.32%	0.26%	0.47%	0.06%	(0.15)%
September 30, 2010	89,440	69	0.31%	0.30%	0.61%	0.01%	(0.30)%
June 30, 2010	74,163	53	0.29%	0.29%	0.58%	0.00%	(0.29)%
March 31, 2010	88,495	68	0.31%	0.24%	0.43%	0.07%	(0.12)%
Nine Months Ended,
September 30, 2011	$92,509	$212	0.30%	0.23%	0.45%	0.07%	(0.15)%
September 30, 2010	84,033	190	0.30%	0.28%	0.55%	0.02%	(0.25)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.75 million and $0.25 million for the nine and three months ended September 30, 2011, respectively, compared to $1.65 million and $0.55 million for the comparable periods in 2010.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2011, the interest rate was 3.85%.  The average rate of interest paid, including the amortization of debt issuance costs, for the nine and three months ended September 30, 2011 was 3.84% and 3.85%, respectively, compared to 8.46% and 8.46%, respectively, for the comparable periods in 2010. Interest expense decreased $0.9 million and $0.3 million for the nine and three months ended September 30, 2011, respectively, when compared to the same periods in 2010 due to the 462 basis point and 461 basis point decreases, respectively in interest rates, and amortization of debt issuance costs during the 2010 period.

Gains and Losses

The table below presents the Company’s gains and losses for the nine and three months ended September 30, 2011 and September 30, 2010.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Realized gains on sales of MBS	$937	$133	$804	$394	$56	$338
Fair value adjustments on MBS	(1,280)	(1,419)	139	(2,373)	(400)	(1,973)
Total losses on MBS	(343)	(1,286)	943	(1,979)	(344)	(1,635)
Losses on Eurodollar futures	(1,178)	(499)	(679)	(822)	(349)	(473)
Gains on residual interests	3,892	2,896	996	2,451	1,528	923

 During the nine and three months ended September 30, 2011, the Company received sales proceeds of $73.3 million and $46.6 million, respectively, compared to $92.1 million and $29.8 million for the nine and three months ended September 30, 2010.

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

Operating Expenses

For the nine and three months ended September 30, 2011, Bimini Capital’s total operating expenses were approximately $5.6 million and $2.4 million, respectively, compared to approximately $5.3 million and $1.7 million for the nine and three months ended September 30, 2010, respectively.  The table below provides a breakdown of operating expenses for the nine and three month periods ended September 30, 2011 and 2010.  During the third quarter of 2011, Orchid withdrew its S-11 Registration Statement related to a proposed public offering of its common stock.  The Registration Statement was withdrawn due to several market factors, most significantly the Federal debt ceiling extension crisis that played out in Congress in late July and early August of 2011.  Included in other professional fees for the nine and three months ended September 30, 2011 are approximately $1.0 million of expenses related to this attempted public offering.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2011	2010	Change	2011	2010	Change
Direct REIT operating expenses	$403	$445	$(42)	$132	$148	$(16)
Compensation and benefits	1,393	1,477	(84)	443	458	(15)
Legal fees	1,161	1,814	(653)	196	679	(483)
Accounting, auditing and other professional fees	1,550	419	1,131	1,237	129	1,108
Directors’ fees and liability insurance	453	378	75	150	116	34
Other G&A expenses	660	816	(156)	221	189	32
	$5,620	$5,349	271	$2,379	$1,719	$660

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2011, the MBS portfolio consisted of $88.2 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.11%.  During the nine and three months ended September 30, 2011, we received principal repayments of $19.6 million and $5.9 million, respectively, compared to $26.0 million and $8.5 million, respectively, for the nine and three months ended September 30, 2010.  The average prepayment speeds for the quarters ended September 30, 2011 and 2010 were 20.9% and 30.6%, respectively.  (See table below for additional prepayment data).

The following table presents the CPR experienced on our structured and pass-through (“PT”) MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.

		Structured
	PT MBS Sub-	MBS Sub-	Total
Three Months Ended,	Portfolio	Portfolio	Portfolio
September 30, 2011	13.4	22.8	20.9
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2
December 31, 2010	11.7	34.5	28.3
September 30, 2010	17.2	35.0	30.6
June 30, 2010	27.8	44.9	42.1
March 31, 2010	9.2	33.3	28.8

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of September 30, 2011 and December 31, 2010:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2011
Adjustable Rate MBS	$35,528	40.3%	2.59%	258	1-Jan-41	5.02	9.94%	2.00%
Fixed Rate MBS	28,719	32.6%	5.11%	181	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	5,149	5.8%	3.85%	359	1-Sep-41	118.03	8.85%	2.00%
Total Mortgage-backed Pass-through	69,396	78.7%	3.73%	234	1-Sep-41	19.33	9.80%	2.00%
Structured MBS	18,801	21.3%	5.51%	300	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$88,197	100.0%	4.11%	248	1-Sep-41	NA	NA	2.00%
December 31, 2010
Adjustable Rate MBS	$64,458	47.7%	2.83%	279	1-Jan-41	2.72	10.19%	2.00%
Fixed Rate MBS	50,013	37.0%	4.90%	178	1-Apr-36	NA	NA	NA
Hybrid Adjustable Rate MBS	2,783	2.1%	5.18%	295	1-Aug-35	18.03	10.18%	2.00%
Total Mortgage-backed Pass-through	117,254	86.8%	3.77%	236	1-Jan-41	3.35	10.19%	2.00%
Structured MBS	17,879	13.2%	5.83%	272	16-Nov-39	NA	NA	NA
Total Mortgage Assets	$135,133	100.0%	4.04%	241	1-Jan-41	3.35	NA	2.00%

(in thousands)
	September 30, 2011		December 31, 2010
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$60,887	69.03%	$103,568	76.64%
Freddie Mac	27,310	30.97%	25,710	19.03%
Ginnie Mae	-	0.00%	5,855	4.33%
Total Portfolio	$88,197	100.00%	$135,133	100.0%

Entire Portfolio	September 30, 2011	December 31, 2010
Weighted Average Pass Through Purchase Price	$104.38	$104.44
Weighted Average Structured Purchase Price	$5.95	$5.46
Weighted Average Pass Through Current Price	$106.47	$105.29
Weighted Average Structured Current Price	$6.16	$5.98
Effective Duration (1)	(5.758)	1.024

(1) Effective duration of (5.758) indicates that an interest rate increase of 1.0% would be expected to cause a 5.758% increase in the value of the MBS in the Company’s investment portfolio at September 30, 2011.  An effective duration of 1.024 indicates that an interest rate increase of 1.0% would be expected to cause a 1.024% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2010. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired for the nine months ended September 30, 2011 and 2010.
(in thousands)
	2011			2010
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$26,631	105.69	1.95%	$102,480	105.52	2.31%
Structured MBS	19,686	11.14	15.91%	27,936	9.32	22.26%

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

The Company faces the risk that the market value of its assets will increase or decrease at different rates than that of its liabilities, including its hedging instruments. Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. The Company generally calculates duration using various third party models.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of September 30, 2011, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$35,528	$367	$(367)	$(735)	1.03%	(1.03)%	(2.07)%
Hybrid Adjustable Rate MBS	5,149	62	(62)	(125)	1.21%	(1.21)%	(2.42)%
Fixed Rate MBS	28,719	618	(618)	(1,237)	2.15%	(2.15)%	(4.31)%
Structured MBS	18,801	(6,126)	6,126	12,252	(32.58)%	32.58%	65.17%
Portfolio Total	$88,197	$(5,079)	$5,079	$10,155	(5.76)%	5.76%	11.52%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$35,528	$178	$(462)	$(1,113)	0.50%	(1.30)%	(3.13)%
Hybrid Adjustable Rate MBS	5,149	-	(160)	(449)	(0.00)%	(3.12)%	(8.71)%
Fixed Rate MBS	28,719	427	(735)	(1,684)	1.49%	(2.56)%	(5.87)%
Structured MBS	18,801	(3,632)	6,286	10,150	(19.32)%	33.43%	53.99%
Portfolio Total	$88,197	$(3,027)	$4,929	$6,904	(3.43)%	5.59%	7.83%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of September 30, 2011, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$50,000	$(584)	$925	$1,850	(1.17)%	1.85%	3.70%
Junior Subordinated Debt Hedges	21,000	(466)	630	1,260	(2.22)%	3.00%	6.00%
Portfolio Total	$71,000	$(1,050)	$1,555	$3,110	(1.48)%	2.19%	4.38%

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

Repurchase Agreements

As of September 30, 2011, the Company had established borrowing facilities in the repurchase agreement market with four counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of September 30, 2011, we had funding in place with two of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2011, the Company had obligations outstanding under the net repurchase agreements of approximately $67.4 million with a net weighted average borrowing cost of 0.29%. The remaining maturity of Bimini Capital’s outstanding repurchase agreement obligations ranged from 3 to 38 days, with a weighted average maturity of 23 days.  Securing the repurchase agreement obligation as of September 30, 2011, are MBS with an estimated fair value, including accrued interest, of $69.6 million and a weighted average maturity of 234 months. Through November 3, 2011, the Company has been able to maintain its repurchase facilities with its counterparty with comparable terms to those that existed at September 30, 2011 with maturities through January 27, 2012.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc., was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of November 1, 2011, the Company has no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated with all pledged assets returned. One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds in the approximate amount of $343,000.  The Company is entitled to the funds and expects to receive them, but given developments at MF it is not known if or when the funds will be received.

MF Global Inc. was also the broker for the Company’s Eurodollar based hedging activities for both our repurchase agreement funding arrangements and our trust preferred debt.  At September 30, 2011, the Company had Eurodollar contracts with a notional balance of $71 million in place.  The Eurodollar futures with MF Global Inc. will remain in place for the time being until they are either terminated or moved to another broker.  The Company is required to maintain adequate margin against these positions for the Chicago Mercantile Exchange through our broker, MF Global Inc., in a segregated account. The equity in these positions at November 1, 2011 was approximately $233,000. The Company expects to receive these funds when the positions are closed but given developments at MF, it is not known if or when the funds will be received.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2011 and 2010.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
September 30, 2011	$67,396	$79,750	$(12,354)	(15.49)%	(a)
June 30, 2011	92,105	93,516	(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%
December 31, 2010	113,592	110,433	3,159	2.86%
September 30, 2010	107,274	89,440	17,834	19.94%	(b)
June 30, 2010	71,606	74,163	(2,557)	(3.45)%
March 31, 2010	76,719	88,495	(11,776)	(13.31)%	(c)

(a) The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company does not fund through the repo market.  During the quarter ended September 30, 2011, the Company’s investment in PT MBS decreased $27.2 million.

(b) The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company typically finances.  During the quarter ended September 30, 2010, the investment in PT MBS increased $36.6 million.

(c) The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company does not fund through the repo market.  During the quarter ended March 31, 2010, the Company’s investment in PT MBS decreased $20.8 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments when considered appropriate, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for Bimini’s continued qualification as a REIT.

Because our PT MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured MBS portfolio also consists of entirely governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT MBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, albeit with potential haircuts.

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

At September 30, 2011, the weighted average haircut our repurchase agreement counterparties required us to hold was 5% of the estimated fair value of the underlying collateral.

Under our repurchase agreement funding arrangements we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we could then call our repo counterparty and have excess margin returned to us.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.

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

As of September 30, 2011, the Company had cash and cash equivalents of $3.9 million.  We generated cash flows of $23.7 million from principal and interest payments on our MBS portfolio and $2.9 million from retained interests.  The table below summarizes the effect on our liquidity and cash flows from certain contractual obligations as of September 30, 2011.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$67,396	$-	$-	$-	$67,396
Interest expense on repurchase agreements(1)	42	-	-	-	42
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,042	2,000	2,000	19,566	24,608
Totals	$68,480	$2,000	$2,000	$45,566	$118,046

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2011 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of September 30, 2011, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

The current growth rate of the U.S. economy has not been sufficient to allow the Federal Reserve to remove accommodations made available to the economy, namely low levels of the Federal Funds rate.  This directly impacts the funding levels available to the Company. The low funding rate levels have enabled the Company to continue to generate net interest margins (“NIM”) above our historical average.

 Nonetheless, the reduced size of the portfolio in relation to the Company’s operating expenses will constrain the earnings potential of the Company until assets under management can be increased.  Given the reduced size of our portfolio, even with the benefit of its alternative investment strategy, no assurance can be made of the Company’s ability to generate sufficient net interest income to cover all of its costs.  The Company’s ability to generate sufficient net interest income to cover its fixed and variable operating costs will also be impacted by funding costs, which in turn will depend on how long funding rates will remain at current low levels.

Based on the results of operations for the nine months ended September 30, 2011, the Company estimates that it will generate a REIT taxable loss for the full year ending December 31, 2011.  (As more fully described in footnote 10 to the accompanying financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.)  In addition, the Company presently has tax net operating loss carryovers of approximately $6.0 million as of December 31, 2010 which are available to offset REIT taxable income.  If a REIT taxable loss is incurred for 2011, then distributions in the amount of $0.065 per share already paid to shareholders during 2011 will be considered a return-of-capital, which depletes the Company’s capital base.   Distributions made by the Company during 2010 were also a return-of-capital.

Based on the factors described above, and in order to preserve its capital base, the Company opted to terminate its stock repurchase plan in August 2011 and, for the foreseeable future, suspend its quarterly distribution to stockholders.  The Company will reevaluate its ability to resume distributions in 2012.

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

A complaint by a note holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On May 23, 2011, Bimini and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”  On October 19, 2011, PreTSL XX moved to intervene as an additional plaintiff in the action.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against MortCo seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.  MortCo denies that there was an agreement and has asserted several defenses to Coast's claims.   Attempts to mediate this dispute were unsuccessful.  The parties are currently conducting discovery, which is set to end on January 7, 2012.  A non-jury trial is scheduled to begin on January 17, 2012.    MortCo plans to continue to defend this matter vigorously.

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

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and Opteum entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against Opteum without incurring litigation costs.  Mass Mutual has not yet contacted Opteum to schedule such discussions.  On August 22, 2011, the parties extended the Tolling Agreement through June 1, 2013.

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

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the risk factor discussed below, as well as the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements  contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse  effects on our  financial  condition,  results of  operations  and cash flows.

RISKS RELATED TO OUR BUSINESS

No assurance can be given that the Securities and Exchange Commission will not alter or eliminate the exemption available to the Company under Section 3(c)(5)(C) of the Investment Company Act of 1940.  Should the exemption be eliminated, the Company’s use of leverage would be limited to 50% of net assets.  The Company currently generates a material portion of its net interest income from the application of leverage through repurchase agreement funding to its pass-through sub-portfolio.  Should the exemption be withdrawn, the Company’s ability to generate sufficient net interest income to cover its expenses would be impaired.

On August 31, 2011, the Securities and Exchange Commission (the “SEC”) issued a Concept release (File No. S7-34-11) regarding Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments.  The SEC has requested public comment on the exemption from the definition of “investment company” contained in Section 3(c)(5)(C) of the Investment Company Act of 1940.  The Company relies on this exemption in order to apply leverage via repurchase agreement funding to its sub-portfolio of pass-through securities.  The net interest income generated by the levered pass-through sub-portfolio is a material component of the Company’s strategy of generating net interest income to cover its expenses and generate dividends for its shareholders.  The SEC release was published in early September 2011, and public comments are due on November 7, 2011.  The SEC will then consider what changes or clarifications, if any, should be made to the exemption under the Investment Company Act of 1940.  At this time the Company is unable to determine what changes to the exemption, if any, will be made, and if changes to the exemption do occur, what impact will it have of the Company’s results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 30, 2011, the Company issued 41,072 and 30,980 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended September 30, 2011.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 3, 2011	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 3, 2011	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)