Form 10-K
period 2011-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2012-03-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2011:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,627,622	$6,300,000	(a)
Class B Common Stock, $0.001 par value	20,760	$1,000	(b)
Class C Common Stock, $0.001 par value	31,938	$1,500	(b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2011.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 9, 2012	10,086,854
Class B Common Stock, $0.001 par value	March 9, 2012	31,938
Class C Common Stock, $0.001 par value	March 9, 2012	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be held on Tuesday, June 5, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we” or “us”), is primarily in the business of investing in mortgage-backed securities.  We are organized and operate as a real estate investment trust, or “REIT”, for federal income tax purposes, and our corporate structure includes a qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”), and two taxable REIT subsidiaries (“TRS”).  Bimini Capital’s website is located at http://www.biminicapital.com.

From November 3, 2005 to June 30, 2007, we operated a mortgage banking business through a TRS.  This entity ceased originating mortgages through two of their production channels during the second quarter of 2007 and the third, the retail loan production channel, was sold. No mortgage loans were originated after June 30, 2007.

History

We were originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  Through November 2, 2005, we operated solely as a REIT.

•
On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC (“OFS”).  Upon closing of the transaction, OFS became a wholly-owned taxable REIT subsidiary of the Company.  This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC (“MortCo”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo.

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

Structure

Bimini Capital and Orchid have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. MortCo has been treated as a TRS since its acquisition, and is taxed separately from the REIT.  Bimini Advisors, Inc. (“Bimini Advisors”) is a TRS incorporated in 2011, and its activities were insignificant.

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and the REIT qualifying activities or the general management of our portfolio of MBS refer to Bimini Capital Management, Inc. and its qualified REIT subsidiary.  Further, discussions related to our taxable REIT subsidiary or non-REIT eligible assets refer to MortCo and its consolidated subsidiaries and Bimini Advisors. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital, its qualified REIT subsidiary, MortCo and its subsidiaries and Bimini Advisors).

Description of Our Business

Investment Objective

We manage a portfolio of agency MBS and structured MBS.  We intend to generate income derived from the net interest margin of our MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from our unlevered portfolio of structured MBS.  We seek to minimize the volatility of both the income generated by our portfolio and the value of our portfolio of securities through our capital allocation, asset selection, interest rate risk management and liquidity management.  However, there can be no assurance we will be able to do so consistently, or at all.  Our Board of Directors may change our investment strategy without prior notice to you or a vote of our stockholders.

Portfolio Composition

The primary assets in our current portfolio of mortgage related securities are fixed-rate MBS, adjustable-rate MBS (“ARM’s”), hybrid adjustable-rate MBS (“hybrid ARM’s”) and structured MBS. The primary structured MBS in our portfolio are interest only and inverse interest only securities, although we may also employ other types of structured MBS. The mortgage related securities we acquire are obligations issued by federal agencies or federally chartered entities, primarily Fannie Mae, Freddie Mac and Ginnie Mae.

We seek to own securities with well documented and understood prepayment histories and characteristics, with the investment goal of minimizing the volatility of our earnings resulting from the effect of volatile prepayments of the mortgage loans underlying our securities. Our diversified portfolio will generally be comprised of a high percentage of securities with borrower and/or loan characteristics that we expect will result in lower sensitivity to available refinancing incentives.  Examples would be pools of MBS collateralized by mortgages with lower loan balances, newly originated fixed-rate and hybrid ARM securities or lower coupon mortgages, among others.  We may also own securities with higher sensitivity to available refinancing incentives, but in both cases we seek securities with prepayment characteristics that are more predictable.

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

Agency pools collateralized by newly originated loans generally experience slower prepayments because borrowers are required to pay fees each time they originate a new loan or refinance an existing one and, absent material changes in prevailing interest rates, the out-of-pocket costs discourage the borrower from refinancing.  Typically such costs are recouped over time by way of interest cost savings.  Loans to borrowers with low relative interest rates tend to refinance less often simply because they have little or no economic incentive to do.  Prepayments on such loans tend to be limited to instances where the borrower moves and sells the property, thus resulting in an early prepayment of the loan.

Our structured MBS will generally be collateralized by loans similar to those described above.  However, securities such as interest only or inverse interest only securities receive cash flows associated with the interest paid by the underlying loans, and do not entitle the holder to receive any principal payments.  Also, inverse interest only securities have coupon rates that are affected by the level of one month London Interbank Offered Rate (“LIBOR”), and will move in the opposite direction of LIBOR.  Accordingly, when LIBOR goes up, the coupon on such securities will go down, and vice versa.

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

Capital Allocation Strategy

We intend to deploy our capital using two core strategies, which are to create and maintain a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  The capital applied to the two portfolios will vary over time and will be managed in an effort to maintain not only the level of income generated by the combined portfolios, but also the stability of the income stream, to the extent we can do so. Capital will be allocated so as to assist management in attempts to maintain the stability of the value of the combined portfolios.  Typically, but not always, structured MBS and PT MBS exhibit materially different sensitivities to movements in interest rates, and to the extent they do so, may protect us against declines in the market value of our combined portfolio.  However, there can be no assurance that management will be able to achieve such stability consistently, or at all.  Finally, we will allocate our capital between the two strategies so as to assist with our interest rate risk management efforts with respect to the levered portfolio and our liquidity management.  The unlevered portfolio does not require unencumbered cash or cash equivalents to be maintained so as to meet price related margin calls associated with our repo borrowings. To the extent more capital is deployed in the unlevered portfolio, our liquidity needs will generally be less.

We intend to continue to maintain our status as a REIT and operate in a manner that will not subject us to regulation under the Investment Company Act of 1940.  In order to avoid being subject to regulation under the Investment Company Act, we must maintain at least 55% of our assets in qualifying real estate assets (the “Investment Company Test”).  For purposes of this test, structured MBS are non-qualifying real estate assets.  Accordingly, while we have no explicit limitation on the amount of our capital we will deploy to the unlevered structured MBS portfolio, we will deploy our capital in such a way so as to avoid regulation under the Investment Company Act.

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

•
Attempting to structure our repurchase agreements that fund our purchases of PT MBS to have a range of different maturities and interest rate adjustment periods. We attempt to structure these repurchase agreements to match the reset dates on our PT MBS when possible. At December 31, 2011, the weighted average months to reset of our adjustable-rate mortgage-backed securities was 65.8 months and the weighted average reset on the corresponding repurchase agreements was 25 days; and

•
Actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage related securities compared to the interest rate indices and adjustment periods of our borrowings. Our liabilities under our repurchase agreements are all LIBOR-based, and we, among other considerations, select our adjustable-rate mortgage-backed securities to favor LIBOR indexes.

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

Structured MBS in our unlevered portfolio generally exhibit sensitivities to movements in interest rates that are different than the securities we typically own in our levered portfolio; to the extent this occurs, it may provide some protection against declines in the market value of our combined portfolio that result from adverse interest rate movements. The inability to match closely the maturities and interest rates of our assets and liabilities, or the inability to protect adequately against declines in the market value of our assets, could result in losses.

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

•	Reducing our leverage.

•	Redeploying capital from our levered MBS portfolio to our unlevered structured MBS portfolio.

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

Repurchase Agreement Trading, Clearing and Administrative Services

We have engaged AVM, L.P. (a securities broker-dealer) to provide us with repurchase agreement trading, clearing and administrative services. AVM acts as our clearing agent and adviser in arranging for third parties to enter into repurchase agreements with us, executes and maintains records of our repurchase transactions and assists in managing the margin arrangements between us and our counterparties for each of our repurchase agreements.

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

The mortgage loans underlying PT certificates can generally be classified in the following five categories:

•
Fixed-Rate Mortgages.    As of December 31, 2011, 38.9% of our portfolio consisted of fixed-rate MBS. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

•
Collateralized Mortgage Obligations.    As of December 31, 2011, we held no collateralized mortgage obligations in our portfolio. Collateralized mortgage obligations, or CMOs, are a type of MBS. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity to interest rates.

•
Adjustable-Rate Mortgages.    As of December 31, 2011, 13.4% of our portfolio consisted of adjustable-rate mortgage-backed securities (“ARMs”). ARMs, are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). We will refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

•
Hybrid Adjustable-Rate Mortgages.    As of December 31, 2011, 27.9% of our portfolio consisted of hybrid ARMs. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

•
Balloon Maturity Mortgages.    As of December 31, 2011, we held no balloon maturity MBS in our portfolio. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid down, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

•
Interest Only Securities (“IO”). As of December 31, 2011, 7.7% of our portfolio consisted of IO securities. IO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs; holders of IO securities have no claim to any principal payments.  The value of IOs depends primarily on two factors: prepayments and interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments going forward, hence IOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. IOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Inverse Interest Only Securities (“IIO”). As of December 31, 2011, 12.1% of our portfolio consisted of IIO securities.  IIO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid adjustable-rate mortgages; holders of IIO securities have no claim to any principal payments.  The value of IIOs depends primarily on three factors; prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments; hence IIOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. The coupon on IIO securities is derived from both the coupon interest rate on the underlying pool of mortgages and one month LIBOR.  IIO securities are typically created in conjunction with a floating rate CMO which has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages.  The coupon on the floating rate CMO is also based on one month LIBOR.  Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages.  The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of one month LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of one month LIBOR falls, the opposite is true.  Accordingly, the value of IIO securities are sensitive to the level of one month LIBOR and expectations by market participants of future movements in the level of one month LIBOR. IIO securities are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Principal Only Securities (“PO”).    As of December 31, 2011, we held no PO securities in our portfolio. PO securities represent the stream of principal payments on a pool of mortgages; holders of PO securities have no claim to any interest payments, although the ultimate amount of principal to be received over time is known – it equals the principal balance of the underlying pool of mortgages.  What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors; prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments; hence POs are highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates also has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

The following table shows the breakdown of mortgage loans underlying our MBS portfolio as of December 31, 2011 and 2010:

(in thousands)
	December 31,
	2011		2010
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Pass-Through Certificates:
Adjustable-rate Mortgages	$12,181	13.4	$64,458	47.7
Fixed-rate Mortgages	35,417	38.9	50,013	37.0
Hybrid ARMs	25,466	27.9	2,783	2.1
Total Pass-Through Certificates	73,064	80.2	117,254	86.8
Structured Mortgage Certificates:
Interest Only MBS	7,074	7.7	4,772	3.5
Inverse IO MBS	11,004	12.1	13,107	9.7
Total Structured Mortgage Certificates	18,078	19.8	17,879	13.2
Totals	$91,142	100.0	$135,133	100.0

As of December 31, 2011, 64.3%, 29.9%  and 5.8% of our portfolio was issued by Fannie Mae, Freddie Mac and Ginnie Mae, respectively. As of December 31, 2011, our portfolio had a weighted average coupon of 4.37%. The constant prepayment rate (CPR) for the portfolio, which reflects the annualized proportion of principal that was prepaid, was 29.01% for December 2011.  The effective duration for the portfolio was (3.492) as of December 31, 2011.  Duration measures the price sensitivity of a fixed income security to movements in interest rates.  Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion describes the material federal income tax consequences to stockholders of the acquisition, ownership and disposition of our Class A Common Stock.  The tax treatment of stockholders will vary depending upon the stockholder’s particular situation, and this discussion addresses only stockholders that hold shares of our common stock as a capital asset for U.S. federal income tax purposes and does not address all aspects of taxation that may be relevant to particular stockholders in light of their personal investment or tax circumstances.  This section also does not address all aspects of taxation that may be relevant to certain types of stockholders to which special provisions of the federal income tax laws apply, including:

•	dealers in securities or currencies;

•	traders in securities that elect to use a mark-to-market method of accounting for their securities holdings;

•	banks;

•	tax-exempt organizations (except to the extent described below in “— Taxation of Tax-Exempt Stockholders”);

•	certain insurance companies;

•	persons liable for the alternative minimum tax;

•	persons that hold common stock as a hedge against interest rate or currency risks or as part of a straddle or conversion transaction; and

•	stockholders whose functional currency is not the U.S. dollar.

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

We urge each stockholder to consult with their own tax advisor regarding the specific tax consequences to them of the ownership and disposition of our Class A Common Stock and of our election to be taxed as a REIT, specifically regarding the federal, state, local, foreign, and other tax consequences of such ownership, disposition and election, and regarding potential changes in applicable tax laws.

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

•	We will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount we actually distributed if we fail to distribute during a calendar year at least the sum of:

−	85% of our REIT ordinary income for the year,

−	95% of our REIT capital gain net income for the year, and

−	any undistributed taxable income required to be distributed from earlier periods,

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

Second, in general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both income tests.  Income and gain from “hedging transactions,” as defined in “— Hedging Transactions,” that we entered into on or before July 30, 2008 to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such are excluded from both the numerator and the denominator for purposes of the 95% gross income test (but are non-qualifying income for purposes of the 75% gross income test). Income and gain from hedging transactions to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such entered into after July 30, 2008 are excluded from both the numerator and the denominator for purposes of both the 75% and 95% gross income tests. In addition, certain foreign currency gains recognized after July 30, 2008 will be excluded from gross income for purposes of one or both of the gross income tests. See “—Foreign Currency Gain.”  We will monitor the amount of our nonqualifying income and we will manage our portfolio to comply at all times with the gross income tests. The following paragraphs discuss the specific application of the gross income tests to us.

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

We primarily own Agency residential mortgage-backed securities (“MBS”).  Other than income from imbedded derivative instruments as described below, all of the income on our Agency MBS is qualifying income for purposes of the 95% gross income test.  The Agency MBS are treated either as interests in a grantor trust or as interests in a REMIC for federal income tax purposes.  In the case of Agency MBS treated as interests in grantor trusts, such as our whole-pool pass-through securities, we are treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust.  The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above.  In the case of Agency MBS treated as interests in a REMIC, such as our CMOs, IOs, POs and IIOs, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% gross income test.  If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 95% gross income test.  In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holders of the related REMIC securities.  We believe that substantially all of our income from Agency MBS is qualifying income for the 75% and 95% gross income tests.

The interest, original issue discount, and market discount income that we receive from our Agency MBS generally will be qualifying income for purposes of both gross income tests. However, as discussed above, if the fair market value of the real estate securing any of our loans is less than the principal amount of the loan, a portion of the income from that loan will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

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

Foreign Currency Gain.  Certain foreign currency gains recognized after July 30, 2008 are excluded from gross income for purposes of one or both of the gross income tests. “Real estate foreign exchange gain” is excluded from gross income for purposes of the 75% gross income test. Real estate foreign exchange gain generally includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 75% gross income test, foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) obligations secured by mortgages on real property or on interest in real property and certain foreign currency gain attributable to certain “qualified business units” of a REIT. “Passive foreign exchange gain” is excluded from gross income for purposes of the 95% gross income test. Passive foreign exchange gain generally includes real estate foreign exchange gain as described above, and also includes foreign currency gain attributable to any item of income or gain that is qualifying income for purposes of the 95% gross income test and foreign currency gain attributable to the acquisition or ownership of (or becoming or being the obligor under) debt obligations. Because passive foreign exchange gain includes real estate foreign exchange gain, real estate foreign exchange gain is excluded from gross income for purposes of both the 75% and 95% gross income test. These exclusions for real estate foreign exchange gain and passive foreign exchange gain do not apply to foreign currency gain derived from dealing, or engaging in substantial and regular trading, in securities. Such gain is treated as non-qualifying income for purposes of both the 75% and 95% gross income tests.

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

•
investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term; and

•
regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the federal income tax laws, determined as if we held such assets, we will be treated as holding directly our proportionate share of the assets of such REMIC.

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

The asset tests described above are based on our gross assets.  We believe that our Agency MBS qualify as real estate assets or as government securities.

We enter into sale and repurchase agreements under which we nominally sell certain of our Agency MBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. Based on positions the IRS has taken in analogous situations, we believe that we are treated for REIT asset and income test purposes as the owner of the Agency MBS that are the subject of such agreements notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the Agency MBS during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

We currently believe that our assets satisfy the foregoing asset test requirements. However, no independent appraisals have been or will be obtained to support our conclusions as to the value of our assets and securities, or in many cases, the real estate collateral for the mortgage loans that support our Agency MBS. Moreover, the values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our ownership of securities and other assets violates one or more of the asset tests applicable to REITs.

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

•
We will recognize taxable income in advance of the related cash flow if any of our MBS are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

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

Recordkeeping Requirements

We must maintain certain records in order to qualify as a REIT. In addition, to avoid a monetary penalty, we must annually request information from our stockholders designed to disclose the actual ownership of our outstanding stock. We believe we fully comply with these requirements.

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

Taxable REIT Subsidiaries

As described above, we may own up to 100% of the stock of one or more TRSs. We presently have two TRS subsidiaries, both of which are100% owned by Bimini Capital.  A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by a REIT.  A corporation will not qualify as a TRS if it directly or indirectly operates or manages any hotels or health care facilities or provides rights to any brand name under which any hotel or health care facility is operated, except to the extent such facility is managed by an “eligible independent contractor” on behalf of the TRS.

We must make an election for each subsidiary to be treated as a TRS. A corporation of which a qualifying TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of our assets may consist of securities of one or more TRSs, and no more than 25% of the value of our assets may consist of the securities of TRSs and other non-TRS taxable subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

The TRS rules limit the deductibility of interest paid or accrued by a TRS to us to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and us or our tenants that are not conducted on an arm’s-length basis.

We have elected to treat MortCo and Bimini Advisors as TRSs. MortCo and Bimini Advisors are subject to corporate income tax on their own taxable income. We believe that all transactions between Bimini Capital and both of our TRSs have been and will be conducted on an arm’s-length basis.

Potential Limitation on Use of Net Operating Losses

As of December 31, 2011, MortCo had a federal net operating loss (“NOL”) carryforwards of approximately $270.8 million, which will be available to offset future taxable income of MortCo, subject to the limitations described below.   No assurance can be provided that MortCo will have future taxable income to benefit from its NOL carryforwards. In addition, MortCo’s ability to use its NOL carryforwards may be limited by Section 382 of the Code, if MortCo undergoes an “ownership change” as defined in that section.  Generally, there is an “ownership change” if, at any time, one or more 5.0% stockholders (as defined in the Code) have aggregate increases in their ownership of the corporation of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of direct and indirect acquisitions and certain dispositions of stock by the corporation’s 5.0% stockholders.  Because MortCo is wholly owned by us, these definitions are generally applied at the REIT level.  If an “ownership change” occurs, MortCo’s ability to use its NOL carryforwards to reduce its taxable income in a future year would generally be limited to an annual amount, or the “Section 382 Limitation,” equal to the fair value of MortCo immediately prior to the Ownership Change multiplied by an interest rate specified by the IRS in published revenue rulings.  In the event of an “ownership change,” NOL carryforwards that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOL carryfowards can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL carryforwards were to expire before that loss was fully utilized, the unused portion of that loss would be lost.  At December 31, 2011, Bimini Advisors’ NOL was not material.

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

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Continued adverse developments in the broader residential mortgage market have adversely affected Bimini and may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. In addition, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency MBS. As a result, values for MBS, including some Agency MBS and other AAA-rated MBS assets, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

We rely on our Agency MBS as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all or maintain our compliance with terms of any financing arrangements already in place. Additionally, the Company has elected to account for its investment in MBS under the fair value option and, therefore, will be reported on our financial statements at fair value with unrealized gains and losses included in earnings. If market conditions result in a decline in the value of our Agency MBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

In 2005, Bimini Capital acquired MortCo, an originator of residential mortgage loans. At the time MortCo was acquired, Bimini managed an Agency MBS portfolio with a fair value of approximately $3.5 billion. MortCo operated in 46 states and originated residential mortgages through three production channels. MortCo did not have the capacity to retain the mortgages it originated, and relied on the ability to sell loans as they were originated as either whole loans or through off-balance sheet securitizations. When the residential housing market in the United States started to collapse in late 2006 and early 2007, the ability to execute this strategy was quickly impaired as whole loan prices plummeted and the securitization markets closed. Bimini’s management closed a majority of the mortgage origination operations in early 2007, with the balance sold by June 30, 2007. Additional losses were incurred after June 30, 2007 as the remaining assets were sold or became impaired, and by December 31, 2009, MortCo had an accumulated deficit of approximately $278 million. The losses generated by MortCo required Bimini to slowly liquidate its Agency MBS portfolio as capital was reduced and the operations of MortCo drained cash resources. On November 5, 2007, Bimini was delisted by the NYSE. By December 31, 2008, Bimini’s Agency MBS portfolio was reduced to approximately $172 million and, as a result of the reduced capital remaining and the financial crisis, Bimini had limited access to repurchase agreement funding.

We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders’ equity.

In October 2005, Bimini Capital completed a private offering of trust preferred securities of Bimini Capital Trust II, of which $26.8 million are still outstanding.  The Company must pay interest on these junior subordinated notes on a quarterly basis at a rate equal to current three month LIBOR rate plus 3.5%.  To the extent the Company’s does not generate sufficient earnings to cover the interest payments on the debt, our earnings and stockholders’ equity may be negatively impacted.

The Company considers the junior subordinated notes as part of its long-term capital base.  Therefore, for purposes of all disclosure in this report concerning our capital or leverage, the Company considers both stockholders’ equity and the $26.8 million of junior subordinated notes to constitute capital.

The Company has also elected to account for its investments in MBS under the fair value option and, therefore, will report MBS on our financial statements at fair value with unrealized gains and losses included in earnings.  Changes in the value of the MBS do not impact the outstanding balance of the junior subordinated notes but rather our stockholders’ equity.  Therefore, changes in the value of our MBS will be absorbed solely by our stockholders’ equity.  Because our stockholders equity is small in relation to our total capital, such changes may result in significant changes in our stockholders’ equity.

Interest rate mismatches between our Agency MBS and our borrowings may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our portfolio includes Agency MBS backed by ARMs, hybrid ARMs and fixed-rate mortgages, and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates on ARMs and hybrid ARMs may vary over time based on changes in a short-term interest rate index, of which there are many.

We finance our acquisitions of pass-through Agency MBS with short-term financing. During periods of rising short-term interest rates, the income we earn on these securities will not change (with respect to Agency MBS backed by fixed-rate mortgage loans) or will not increase at the same rate (with respect to Agency MBS backed by ARMs and hybrid ARMs) as our related financing costs, which may reduce our net interest margin or result in losses.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The payments we receive on the Agency MBS in which we invest depend upon a steady stream of payments on the mortgages underlying the securities and are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae and Freddie Mac are U.S. Government sponsored entities, or GSEs, but their guarantees are not backed by the full faith and credit of the United States.

Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, Congress and the US Treasury have undertaken a series of actions to stabilize these GSEs and the financial markets generally.  The Housing and Economic Recovery Act was signed into law on July 30, 2008, and it established the Federal Housing Finance Authority, or FHFA.  On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship, which is a statutory process pursuant to which the FHFA operates Fannie Mae and Freddie Mac in an effort to stabilize the entities. The FHFA, together with the U.S. Treasury and the U.S. Federal Reserve, has also undertaken actions designed to boost investor confidence in Fannie Mae and Freddie Mac, support the availability of mortgage financing and protect taxpayers. In addition, the U.S. Treasury has taken steps to capitalize and provide financing to Fannie Mae and Freddie Mac and agreed to purchase direct obligations and Agency MBS issued or guaranteed by Fannie Mae or Freddie Mac.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury, in announcing the actions, noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. In February 2011, the U.S. Treasury and the Department of Housing and Urban Development released a White Paper titled “Reforming America’s Housing Finance Market,” or the Housing Report, in which they propose reducing or eliminating the role of GSEs in mortgage financing. The Housing Report calls for phasing in increased pricing of Fannie Mae and Freddie Mac guarantees to help level the playing field for the private sector to take back market share, reducing conforming loan limits by allowing the temporary increase in Fannie Mae’s and Freddie Mac’s conforming loan limits to reset as scheduled on October 1, 2011 to the lower levels set in the Housing and Economic Recovery Act of 2008 and continuing to wind down Fannie Mae’s and Freddie Mac’s investment portfolio at an annual rate of no less than 10% per year. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency MBS, have broad adverse market implications and negatively impact us.

The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into Federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the U.S. Government in providing liquidity for the residential mortgage market.  If federal policy makers decide that the U.S. Government’s role in providing liquidity for the residential mortgage market should be reduced or eliminated, each of Fannie Mae and Freddie Mac could be dissolved and the U.S. Government could decide to stop providing liquidity support of any kind to the mortgage market.  If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we may not be able to acquire Agency MBS from these companies, which could drastically reduce the amount and type of Agency MBS available for investment, thereby increasing the price of these assets.  Additionally, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency MBS, thereby tightening the spread between the interest we earn on our portfolio and our financing costs. Additionally, the U.S. Government could elect to stop providing credit support of any kind to the mortgage market. If any of these events were to occur, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or the amount of Agency MBS for which they provide guarantees.  The effect of the actions taken by the U.S. Government remains uncertain.  Furthermore, the scope and nature of the actions that the U.S. Government will ultimately undertake are unknown and will continue to evolve.  Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government and could also nationalize or eliminate these GSEs entirely.  Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could adversely impact the market for such securities and the spreads at which they trade.  All of the foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, financial condition, and results of operations and our ability to pay distributions to our stockholders.

Certain actions by the U.S. Federal Reserve could cause a flattening of the yield curve, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On September 21, 2011, the U.S. Federal Reserve announced “Operation Twist,” a program pursuant to which it intends to purchase $400 billion of U.S. Treasury securities with remaining maturities between six and 30 years and sell an equal amount of such securities with remaining maturities of three years or less by the end of June 2012.  The effect of Operation Twist could be a flattening of the yield curve, which could result in increased prepayment rates due to lower long-term interest rates and a narrowing of our net interest margin.  Consequently, Operation Twist and any other future securities purchase programs of the U.S. Federal Reserve could materially adversely affect our business, financial condition, and results of operations and our ability to pay distributions to our stockholders.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, our Agency MBS, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

During the second half of 2008, the U.S. Government commenced programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans.

In addition, in February 2008, the U.S. Treasury announced the Homeowner Affordability and Stability Plan, or HASP, which is a multi-faceted plan intended to prevent residential mortgage foreclosures by, among other things:

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

In September 2011, the White House announced that they are working on a major plan to allow some of the 11 million homeowners who owe more on their mortgages that their homes are worth to refinance.  In October 2011, the FHFA announced proposed changes to the Home Affordable Refinance Program, or HARP, that would expand access to refinancing for qualified individuals and families whose homes have lost value by, among other things, increasing the HARP loan-to-value ratio above 125%.  However, this would only apply to mortgages guaranteed by the GSEs.  There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan.  The chances of this initiative’s success have created additional uncertainty in the MBS market, particularly with respect to possible increases in prepayment rates.

On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications.  It is likely that loan modifications would result in increased prepayments on some Agency MBS.  See “—Prepayment rates could negatively affect the value of our Agency MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders,” for more information relating to the impact of prepayment on our business.  These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency MBS in which we invest.

The downgrade of the U.S.’s and certain European countries’ credit ratings and any future downgrades of the U.S.’s and certain European countries’ credit ratings may materially adversely affect our business, financial condition and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S.’s credit rating for the first time in history.  Because Fannie Mae and Freddie Mac are in conservatorship of the U.S. Government, downgrades to the U.S.’s credit rating could impact the credit risk associated with Agency MBS and, therefore, decrease the value of the Agency MBS in our portfolio.  In addition, the downgrade of the U.S. Government’s credit rating and the credit ratings of certain European countries has created broader financial turmoil and uncertainty, which has weighed heavily on the global banking system.  Therefore, the recent downgrade of the U.S.’s credit rating and the credit ratings of certain European countries and any future downgrades of the U.S.’s credit rating and the credit ratings of certain European countries may materially adversely affect our business, financial condition and results of operations.

Prepayment rates could negatively affect the value of our Agency MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans.  Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline.  Furthermore, both HARP and Operation Twist could cause an increase in prepayment rates.  Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates.  Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase.  Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates.  This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency MBS portfolio, result in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

Fannie Mae, Freddie Mac or Ginnie Mae guarantees of principal and interest related to the Agency MBS we own do not protect us against prepayment risks.

We invest in structured Agency MBS, including CMOs, IOs, IIOs and POs. Although structured Agency MBS are generally subject to the same risks as our PT MBS, certain types of risks may be enhanced depending on the type of structured Agency MBS in which we invest.

The structured Agency MBS in which we invest are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) collateralized by Agency MBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in PT MBS. For example, certain types of structured Agency MBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than PT MBS. If we were to invest in structured Agency MBS that were more sensitive to prepayment risks relative to other types of structured Agency MBS or pass-through Agency MBS, we may increase our portfolio-wide prepayment risk.

Increased levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action (such as HARP and Operation Twist), general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to pass-through Agency MBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

•
A portion of our pass-through Agency MBS backed by ARMs and hybrid ARMs may initially bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If a PT MBS backed by ARMs or hybrid ARMs is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that Agency MBS while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

•	If we are unable to acquire new Agency MBS to replace the prepaid Agency MBS, our returns on capital may be lower than if we were able to quickly acquire new Agency MBS.

When we acquire structured Agency MBS, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying our structured Agency MBS are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our IOs and IIOs are extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Therefore, if the mortgage loans underlying our IOs and IIOs are prepaid, such securities would cease to have any value, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment or other such risks.

A decrease in prepayment rates on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Certain of our structured Agency MBS may be adversely affected by a decrease in prepayment rates. For example, because POs are similar to zero-coupon bonds, our expected returns on such securities will be contingent on our receiving the principal payments of the underlying mortgage loans at expected intervals that assume a certain prepayment rate. If prepayment rates are lower than expected, we will not receive principal payments as quickly as we anticipated and, therefore, our expected returns on these securities will be adversely affected, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The U.S. Government’s pressing for refinancing of certain loans may affect prepayment rates for mortgage loans underlying our Agency MBS.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government is pressing for refinancing of certain loans, and this encouragement may affect prepayment rates for mortgage loans underlying our Agency MBS. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Agency MBS, our income and operating results could be harmed, particularly in connection with our IOs and IIOs, which, in turn, could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Interest rate caps on the ARMs and hybrid ARMs backing our Agency MBS may reduce our net interest margin during periods of rising interest rates, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on the ARMs and hybrid ARMs backing our Agency MBS. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on Agency MBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on Agency MBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

We rely on analytical models and other data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and also in connection with our asset management activities. If our models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks.

Our reliance on models and data may induce us to purchase certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

Some models, such as prepayment models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by us may differ substantially from those models used by other market participants, resulting in valuations based on these predictive models that may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation and are therefore more speculative and less reliable.

All valuation models rely on correct market data input. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed. As a result, the values of some of our assets are uncertain.

While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. The valuation process has been particularly difficult recently because market events have made valuations of certain assets more difficult and unpredictable and the disparity of valuations provided by third-party dealers has widened.

Our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, Agency MBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also result in Agency MBS that were issued prior to an interest rate increase having yields that do not exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency MBS or Agency MBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income and pay dividends, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely affected.

Because the assets that we acquire might experience periods of illiquidity, we might be prevented from selling our Agency MBS at favorable times and prices, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Agency MBS generally experience periods of illiquidity. Such conditions are more likely to occur for structured Agency MBS because such securities are generally traded in markets much less liquid than the pass-through Agency MBS market. As a result, we may be unable to dispose of our Agency MBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets as well as legal or contractual restrictions on resale. The illiquidity of Agency MBS could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example:

•
Our repurchase agreement borrowings are secured by our pass-through Agency MBS and may be secured by a portion of our structured Agency MBS under repurchase agreements. A decline in the market value of the pass-through Agency MBS or structured Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

•
To the extent we are compelled to liquidate qualifying real estate assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of gross income could be negatively affected, which could jeopardize our qualification as a REIT. Losing our REIT qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and would decrease profitability and cash available for distributions to stockholders.

If we experience losses as a result of our use of leverage, such losses could materially adversely affect our business, results of operations and financial condition and our ability to make distributions to our stockholders.

We may incur increased borrowing costs, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our borrowing costs under repurchase agreements are generally adjustable and correspond to short-term interest rates, such as LIBOR or a short-term U.S. Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our Agency MBS.

All of our short-term borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

Failure to procure adequate repurchase agreement financing, or to renew or replace existing repurchase agreement financing as it matures, could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We currently have master repurchase agreements with five counterparties. We cannot provide assurance that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Any decline in the value of Agency MBS, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. Additionally, our lenders may have owned or financed MBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital, or haircuts, required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Additionally, we may be unable to diversify the credit risk associated with our lenders. In the event that we cannot obtain sufficient funding on acceptable terms, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely effected.

Furthermore, because we intend to rely primarily on short-term borrowings to fund our MBS, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.

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

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency MBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate Agency MBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell either directly or through a foreclosure our Agency MBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. Additionally, the liquidation of collateral may jeopardize our ability to qualify or maintain our qualification as a REIT, as we must comply with requirements regarding our assets and our sources of gross income. If we are compelled to liquidate our Agency MBS, we may be unable to comply with these requirements, ultimately jeopardizing our ability to qualify or maintain our qualification as a REIT. Our failure to qualify as a REIT or maintain our qualification would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income.

Our use of repurchase agreements may give our lenders greater rights in the event that either we or any of our lenders file for bankruptcy, which may make it difficult for us to recover our collateral in the event of a bankruptcy filing.

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes.

On October 31, 2011, MF Global, one of our former repurchase agreement counterparties, filed for Chapter 11 bankruptcy.  At the time of MF Global’s bankruptcy filing, we did not have any repurchase agreements in place with MF Global, however, MF Global held approximately $0.3 million of cash related to repurchase agreements in place prior to their bankruptcy filing.  To date, we have not recovered this cash, and MF Global is no longer one of our repurchase agreement counterparties.  We cannot assure you that we will recover all or any of the remaining collateral cash in the future.

If we fail to maintain our relationship with AVM, L.P. or if we do not establish relationships with other repurchase agreement trading, clearing and administrative service providers, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

We have engaged AVM, L.P. to provide us with certain repurchase agreement trading, clearing and administrative services. If we are unable to maintain our relationship with AVM, L.P. or we are unable to establish successful relationships with other repurchase agreement trading, clearing and administrative service providers, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

If our lenders default on their obligations to resell the Agency MBS back to us at the end of the repurchase transaction term, or if the value of the Agency MBS has declined by the end of the repurchase transaction term or if we default on our obligations under the repurchase transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. As of December 31, 2011, our haircuts were approximately 5% on average, which means that we will be required to pledge Agency MBS the value of which equals approximately 105% of the principal amount of the borrowings. If these haircuts are increased, we will be required to post additional cash or securities as collateral for our Agency MBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

To the extent consistent with qualifying and maintaining our qualification as a REIT, we may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. In general, our hedging strategy depends on our view of our entire portfolio consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency MBS we hold and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;

•	the amount of gross income that a REIT may earn from certain hedging transactions is limited by federal income tax provisions governing REITs;

•	the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the counterparty in the hedging transaction may default on its obligation to pay.

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur.

Because of the foregoing risks, our hedging activity could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders.

Our use of certain hedging techniques may expose us to counterparty risks.

If an interest rate swap counterparty cannot perform under the terms of the interest rate swap, we may not receive payments due under that swap, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, we may not receive payments due under that agreement that would off-set our interest expense and then could incur a loss for the then remaining fair market value of the interest rate cap.

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

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. While the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, among other current or proposed pieces of legislation, may add regulatory oversight or reduce counterparty risk among market participants, little of such oversight currently exists. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction most likely will result in a default. Default by a hedging counterparty may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. In addition, we may not always be able to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments. In addition, our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders.

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

In addition, our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could materially adversely affect our business, financial condition, results of operations, the market value of our common stock and our ability to make distributions to our stockholders.

Competition might prevent us from acquiring Agency MBS at favorable yields, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs. In acquiring Agency MBS, we compete with a variety of institutional investors, including other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase Agency MBS, many of which have greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency MBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency MBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The recent actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The U.S. Government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, or FHA, the Federal Deposit Insurance Corporation, or FDIC, and other governmental and regulatory bodies have taken or are considering taking various actions to address the financial crisis. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In addition to the foregoing, the U.S. Congress and/or various state and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies. To the extent the market does not respond favorably to these initiatives or they do not function as intended, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

Terrorist attacks and other acts of violence or war may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may directly impact the property underlying our Agency MBS or the securities markets in general. Losses resulting from these types of events are uninsurable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economies. They also could result in economic uncertainty in the United States or abroad. Adverse economic conditions could harm the value of the property underlying our Agency MBS or the securities markets in general, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of a systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency MBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

On August 31, 2011, the Securities and Exchange Commission (the “SEC”) issued a Concept release (File No. S7-34-11) regarding “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments”.  The SEC has requested public comment on the exemption from the definition of “investment company” contained in Section 3(c)(5)(C) of the Investment Company Act of 1940.  The Company relies on this exemption in order to apply leverage via repurchase agreement funding to its sub-portfolio of pass-through securities.  The net interest income generated by the levered pass-through sub-portfolio is a material component of the Company’s strategy of generating net interest income to cover its expenses and generate dividends for its shareholders.  The SEC release was published in early September 2011, and provided for a public comment period that ended on November 7, 2011.  The SEC is currently considering what changes or clarifications, if any, should be made to the exemption under the Investment Company Act of 1940.  At this time the Company is unable to determine what changes to the exemption, if any, will be made, and if changes to the exemption do occur, what impact will it have of the Company’s results of operations.

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

In satisfying the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-related securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation of such treatment, we could be required to sell a substantial amount of our mortgage-related securities under potentially adverse market conditions. Further, in order to ensure that we at all times qualify for the exemption under the Investment Company Act, we may be precluded from acquiring mortgage-related securities whose yield is higher than the yield on mortgage-related securities that could be purchased in a manner consistent with the exemption. These factors may increase our net loss.

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

Until November 5, 2007, our Class A Common Stock was traded on the NYSE Euronext.  Currently our Class A Common Stock is traded on the OTC bulletin board under the symbol “BMNM.OB”.  We may apply to list our Class A Common Stock on another national securities market in the future; however, no assurance can be given that our Class A Common Stock will be approved for listing on such national securities market.  Until such time that our Class A Common Stock is approved for listing on another national securities market, the ability to buy and sell our Class A Common Stock may be limited, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On May 23, 2011, Bimini and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”  On October 19, 2011, PreTSL XX moved to intervene as an additional plaintiff in the action, and Bimini and BNYM have opposed that motion.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against MortCo seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.   A non-jury trial was scheduled to begin on January 17, 2012.    However, on January 16, 2012 the parties entered into a settlement agreement.  Pursuant to the settlement agreement, MortCo, without admitting any allegations, paid Coast $800,000 and the litigation and all related claims were dismissed with prejudice.  Each party is responsible for the payment of its own legal fees and expenses.

On March 2, 2011, MortCo and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (referred to together herein as “MortCo”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and MortCo entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against MortCo without incurring litigation costs.  Mass Mutual has not yet contacted MortCo to schedule such discussions.  On August 22, 2011, the parties extended the Tolling Agreement through June 1, 2013.

MortCo denies it made false representations and warranties in connection with the sale of securities to Mass Mutual.  Mass Mutual has taken no action to prosecute its claim against MortCo, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, MortCo will defend such litigation vigorously.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM.OB”.  As of December 31, 2011, we had 10,086,854 shares of Class A Common Stock outstanding, which were held by approximately 406 holders of record.  The 406 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares for the benefit of 72 beneficial owners of our Class A Common Stock.

The following table is a summary of historical price information and dividends declared and paid per common share.  Over-the-counter quotations reflect inter-dealer prices, without retain mark-up, mark-down or commission and may not necessarily represent actual transactions.  All amounts have been adjusted for the March 12, 2010 reverse stock split.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2011
High	$0.98	$0.89	$0.85	$0.75	$0.98
Low	0.71	0.68	0.30	0.25	0.25
Close	0.77	0.73	0.61	0.37	0.37
Dividends declared per share	-	0.0325	0.0325	-	0.0650
2010
High	$3.00	$1.74	$1.01	$0.95	$3.00
Low	0.80	0.74	0.77	0.74	0.74
Close	0.99	0.94	0.84	0.78	0.78
Dividends declared per share	-	0.0600	-	0.0625	0.1225

As of December 31, 2011, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

We anticipate that distributions generally will be taxable as ordinary income to our stockholders, although a portion of such distributions may be designated by us as capital gain or may constitute a return of  capital. We furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains.

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2011 regarding the number of shares of Class A Common Stock that may be issued under our equity compensation plans.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by security holders (1)	367,844 (2)	-	4,956,404	(3)
Equity compensation plans not approved by security holders	-	-	-
Total	367,844	-	4,956,404

(1)
Equity compensation plans approved by shareholders include the Bimini Capital Management, Inc. 2003 Long Term Incentive Plan (the “2003 Plan”) and the Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan (the "2011 Plan").  The 2003 plan was approved by shareholders on December 18, 2003, prior to our initial public offering.  The 2011 Plan was approved by shareholders on August 12, 2011. Both plans are broad-based equity incentive plans that permit the grant of stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards.  Subject to adjustment upon certain corporate transactions or events, a maximum of 1,448,050 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the 2003 Plan.  Subject to adjustment upon certain transactions or events, a maximum of 4,000,000 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the 2011 Plan.

(2)
Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the 2003 Plan and outstanding as of December 31, 2011. As of December 31, 2011, no shares have been awarded under the 2011 Plan.

(3)
Represents the maximum number of shares remaining available for future issuance under the terms of the 2003 and 2011 plans irrespective of the 10% limitation described in footnote 1 above. Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2011, there were no additional shares remaining available for future issuance under the terms of the 2003 Plan and, 1,008,686 shares are available for future issuance under the terms of the 2011 Plan as of December 31, 2011.

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2011, the Company issued 179,180 and 118,743 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended December 31, 2011.

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

INTRODUCTION

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to “Bimini Capital Management, Inc.” and its wholly-owned qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”).  Further, references to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. (“Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo.  References to the “Company” refer to the consolidated entity which is the combination of Bimini Capital, Orchid, Bimini Advisors, MortCo and MortCo’s consolidated subsidiaries.

Bimini Capital was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). Bimini Capital will deploy its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  Bimini Capital manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured MBS.  Bimini Capital treats its remaining junior subordinated notes as an equity capital equivalent. Bimini Capital is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

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

Bimini Capital’s REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiaries do not impact REIT taxable income, unrealized gains or losses on the investment securities portfolio do not impact REIT taxable income, and interest income on MBS securities is computed differently for REIT taxable income and GAAP.

As a REIT, Bimini Capital may be subject to a federal excise tax if Bimini Capital distributes less than 85% of its REIT taxable income by the end of the calendar year.  Accordingly, Bimini Capital’s dividends are based on its REIT taxable income (after considering the possible impact of applying NOLs to the income as described below in “Net Operating Losses”), as determined for federal income tax purposes, as opposed to its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

During the year ended December 31, 2011, the Company paid distributions of $0.065 per share on a loss of $0.26 per share.  These distributions were funded by cash on hand and cash flows generated from the Company’s investment portfolio.  While the Company intends to pay quarterly distributions to our stockholders such that substantially all of our REIT taxable income is distributed, it has not established a minimum distribution payout level and the ability to pay distributions may be adversely affected by a variety of factors.  All distributions will be made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status and other factors that may be deemed relevant; therefore, distributions may be reduced or eliminated at any time.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” below for additional information regarding distributions.

In August 2011, the Company announced that, based on results of operations through June 30, 2011, it would suspend its quarterly dividend until at least early 2012.  For the year ended December 31, 2011, the Company generated a REIT taxable loss.  The Company will re-evaluate its dividend payment policy during 2012.

NET OPERATING LOSSES

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) applied from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s, a REIT may avoid excise taxes solely by application of available NOL’s without paying qualifying dividends to stockholders.  Because Bimini Capital currently has $10.6 million of NOL’s available, in the future it could avoid excise taxes by applying such NOL’s to offset REIT taxable income without making any distributions to stockholders.  Further, the REIT could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders may be less than taxable income until the existing NOL’s are consumed.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the year ended December 31, 2011, as compared to the Company’s results of operations for the year ended December 31, 2010.

Net Loss Summary

Consolidated net loss for the year ended December 31, 2011 was $2.6 million, or $0.26 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $1.7 million, or $0.18 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2010.

The components of net loss for the years ended December 31, 2011 and 2010, along with the changes in those components are presented in the table below:

(in thousands)
	Years Ended December 31,
	2011	2010	Change
Net portfolio interest	$4,816	$6,189	$(1,373)
Interest expense on junior subordinated notes	(1,008)	(2,118)	1,110
Losses on MBS and Eurodollar futures	(1,939)	(864)	(1,075)
Net portfolio income	1,869	3,207	(1,338)
Other income	3,125	2,722	403
Expenses	(7,616)	(7,821)	205
Income tax benefit	-	145	(145)
Net loss	$(2,622)	$(1,747)	$(875)

 Net Portfolio Income

During the year ended December 31, 2011, the REIT generated $4.8 million of net portfolio interest income, consisting of $5.1 million of interest income from MBS assets offset by $0.27 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2010, the REIT generated $6.2 million of net portfolio interest income, consisting of $6.5 million of interest income from MBS assets offset by $0.28 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2011 and 2010 and for the years ended December 31, 2011 and 2010.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
December 31, 2011	$89,670	$1,039	4.64%	$68,462	$59	0.35%	$980	4.29%
September 30, 2011	101,102	1,133	4.48%	79,750	53	0.26%	1,080	4.22%
June 30, 2011	115,521	1,301	4.51%	93,516	72	0.31%	1,229	4.20%
March 31, 2011	126,084	1,608	5.10%	104,259	87	0.33%	1,521	4.77%
December 31, 2010	132,955	1,496	4.50%	110,433	88	0.32%	1,408	4.18%
September 30, 2010	114,165	1,260	4.42%	89,440	69	0.31%	1,191	4.11%
June 30, 2010	99,856	1,807	7.24%	74,163	53	0.29%	1,754	6.95%
March 31, 2010	110,914	1,896	6.84%	88,495	68	0.31%	1,828	6.53%
Years Ended,
December 31, 2011	$108,094	$5,081	4.70%	$86,497	$271	0.31%	$4,810	4.39%
December 31, 2010	114,473	6,459	5.64%	90,633	278	0.31%	6,181	5.34%

Interest income presented in the table above includes only interest earned on the Company’s MBS investments and excludes interest earned on cash balances. Interest income and net portfolio interest income may not agree with the information presented in the income statement.  Portfolio yields and costs of borrowings presented in the table above and the tables on pages 58 and 59 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

Interest Income and Average Earning Asset Yield

Interest income was $5.1 million for the year ended December 31, 2011 and $6.5 million for the year ended December 31, 2010. Average MBS holdings were $108.1 million and $114.5 million for the years ended December 31, 2011 and 2010, respectively. The $1.4 million decrease in interest income was due to a 94 basis point decrease in yields, which was partially offset by a $6.4 million decrease in average MBS holdings.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
December 31, 2011	$71,230	$18,440	$89,670	$596	$443	$1,039	3.35%	9.60%	4.64%
September 30, 2011	83,004	18,098	101,102	588	545	1,133	2.84%	12.03%	4.48%
June 30, 2011	98,060	17,461	115,521	755	546	1,301	3.08%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	927	681	1,608	3.42%	15.39%	5.10%
December 31, 2010	114,570	18,385	132,955	994	502	1,496	3.47%	10.92%	4.50%
September 30, 2010	93,579	20,586	114,165	833	427	1,260	3.56%	8.31%	4.42%
June 30, 2010	79,691	20,165	99,856	761	1,046	1,807	3.82%	20.76%	7.24%
March 31, 2010	94,493	16,421	110,914	1,048	848	1,896	4.44%	20.64%	6.84%
Years Ended,
December 31, 2011	$90,169	$17,925	$108,094	$2,866	$2,215	$5,081	3.18%	12.35%	4.70%
December 31, 2010	95,583	18,890	114,473	3,635	2,824	6,459	3.80%	14.95%	5.64%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $86.5 million and total interest expense was $0.27 million for the year ended December 31, 2011.  During the year ended December 31, 2010, average outstanding repurchase agreements were $90.6 million and total interest expense was $0.28 million.  Our average cost of funds was 0.31% for both the year ended December 31, 2011 and 2010.  There was a $0.01 million decrease in interest expense for the year ended December 31, 2011 when compared to the year ended December 31, 2010. This change was due entirely to a $4.1 million decrease in average outstanding repurchase agreements for the year ended December 31, 2011 when compared to the same period ended December 31, 2010.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds was 9 basis points above average one-month LIBOR and 30 basis points below average six-month LIBOR for the quarter ended December 31, 2011. The average term to maturity of the outstanding repurchase agreements decreased from 28 days at December 31, 2010 to 25 days at December 31, 2011.

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

(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
December 31, 2011	$68,462	$59	0.35%	0.26%	0.65%	0.09%	(0.30)%
September 30, 2011	79,750	53	0.26%	0.21%	0.46%	0.05%	(0.20)%
June 30, 2011	93,516	72	0.31%	0.22%	0.43%	0.09%	(0.12)%
March 31, 2011	104,259	87	0.33%	0.26%	0.46%	0.07%	(0.13)%
December 31, 2010	110,433	88	0.32%	0.26%	0.47%	0.06%	(0.15)%
September 30, 2010	89,440	69	0.31%	0.30%	0.61%	0.01%	(0.30)%
June 30, 2010	74,163	53	0.29%	0.29%	0.58%	0.00%	(0.29)%
March 31, 2010	88,495	68	0.31%	0.24%	0.43%	0.07%	(0.12)%
Years Ended,
December 31, 2011	$86,497	$271	0.31%	0.24%	0.50%	0.07%	(0.19)%
December 31, 2010	90,633	278	0.31%	0.27%	0.52%	0.04%	(0.21)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $1.0 million for the year ended December 31, 2011 compared to $2.1 million for the comparable period in 2010.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2011, the interest rate was 4.05%.  The average rate of interest paid, including the amortization of debt issuance costs, for the year ended December 31, 2011 was 3.88% compared to 8.15% for the comparable period in 2010. Interest expense decreased $1.1 million for the year ended December 31, 2011 when compared to the same period in 2010 due to the 427 basis point decrease in interest rates, and amortization of debt issuance costs during the 2010 period.

Gains and Losses

The table below presents the Company’s gains and losses for the year ended December 31, 2011 and 2010.

(in thousands)
	Years Ended December 31,
	2011	2010	Change
Realized gains on sales of MBS	$941	$786	$155
Fair value adjustments on MBS	(1,786)	(1,258)	(528)
Total losses on MBS	(845)	(472)	(373)
Losses on Eurodollar futures	(1,094)	(392)	(702)
Gains on residual interests	3,190	2,216	974

 During the years ended December 31, 2011 and 2010, the Company received proceeds of $95.4 million and $105.2 million, respectively, from the sales of MBS.

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

Operating Expenses

For the year ended December 31, 2011, Bimini Capital’s total operating expenses were approximately $7.6 million, compared to approximately $7.8 million for the year ended December 31, 2010.  The table below provides a breakdown of operating expenses for the years ended December 31, 2011 and 2010.

During the second quarter of 2011, the Company took steps related to a proposed public offering of Orchid common stock.  The offering was expected to be completed in July 2011.  However, Orchid withdrew its S-11 Registration Statement related to the offering during the third quarter of 2011.  The Registration Statement was withdrawn due to several market factors, including the Federal debt ceiling extension crisis that played out in Congress in late July and early August of 2011.  Included in other professional fees for the year ended December 31, 2011 are approximately $1.1 million of expenses related to this attempted public offering.

In January 2012, MortCo settled certain litigation as further described in Note 12 to the financial statements.  Included in other G&A expenses for the year ended December 31, 2011 is $800,000 related to this settlement.

As described in Note 6 to the financial statements, one of the Company’s repurchase agreement counterparties, MF Global, Inc., filed for bankruptcy protection on October 31, 2011.  Included in other administrative expenses for the year ended December 31, 2011 is a $300,000 reserve the Company has established against amounts due from this counterparty.

(in thousands)
	Years Ended December 31,
	2011	2010	Change
Direct REIT operating expenses	$542	$595	$(53)
Compensation and benefits	1,514	1,976	(462)
Legal fees	1,539	2,700	(1,161)
Accounting, auditing and other professional fees	1,691	580	1,111
Directors’ fees and liability insurance	587	517	70
Other G&A expenses	1,744	1,453	291
	$7,617	$7,821	(204)

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2011, the MBS portfolio consisted of $91.1 million of agency or government MBS at fair value and had a weighted average coupon on assets of 4.37%.  During the year ended December 31, 2011, we received principal repayments of $25.4 million compared to $33.1 million for the year ended December 31, 2010.  The average prepayment speeds for the quarters ended December 31, 2011 and 2010 were 31.1% and 28.3%, respectively.  (See table below for additional prepayment data).

The following table presents the constant prepayment rate (“CPR”) experienced on our structured and pass-through (“PT”) MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio	Portfolio	Portfolio
December 31, 2011	14.1	33.7	31.1
September 30, 2011	13.4	22.8	20.9
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2
December 31, 2010	11.7	34.5	28.3
September 30, 2010	17.2	35.0	30.6
June 30, 2010	27.8	44.9	42.1
March 31, 2010	9.2	33.3	28.8

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of December 31, 2011 and 2010:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2011
Adjustable Rate MBS	$12,181	13.4%	2.89%	233	1-Jan-41	4.36	11.07%	2.00%
Fixed Rate MBS	35,417	38.9%	4.84%	178	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	25,466	27.9%	3.57%	354	1-Dec-41	95.21	8.83%	2.00%
Total Mortgage-backed Pass-through	73,064	80.2%	4.07%	249	1-Dec-41	65.82	9.55%	2.00%
Structured MBS	18,078	19.8%	5.61%	300	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$91,142	100.0%	4.37%	259	1-Dec-41	NA	NA	NA
December 31, 2010
Adjustable Rate MBS	$64,458	47.7%	2.83%	279	1-Jan-41	2.72	10.19%	2.00%
Fixed Rate MBS	50,013	37.0%	4.90%	178	1-Apr-36	NA	NA	NA
Hybrid Adjustable Rate MBS	2,783	2.1%	5.18%	295	1-Aug-35	18.03	10.18%	2.00%
Total Mortgage-backed Pass-through	117,254	86.8%	3.77%	236	1-Jan-41	3.35	10.19%	2.00%
Structured MBS	17,879	13.2%	5.83%	272	16-Nov-39	NA	NA	NA
Total Mortgage Assets	$135,133	100.0%	4.04%	241	1-Jan-41	3.35	NA	2.00%

(in thousands)
	December 31, 2011		December 31, 2010
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$58,628	64.33%	$103,568	76.64%
Freddie Mac	27,267	29.92%	25,710	19.03%
Ginnie Mae	5,247	5.76%	5,855	4.33%
Total Portfolio	$91,142	100.00%	$135,133	100.0%

Entire Portfolio	December 31, 2011	December 31, 2010
Weighted Average Pass Through Purchase Price	$104.43	$104.44
Weighted Average Structured Purchase Price	$6.13	$5.46
Weighted Average Pass Through Current Price	$106.13	$105.29
Weighted Average Structured Current Price	$6.5	$5.98
Effective Duration (1)	(3.492)	1.024

(1) Effective duration of (3.492) indicates that an interest rate increase of 1.0% would be expected to cause a 3.492% increase in the value of the MBS in the Company’s investment portfolio at December 31, 2011.  An effective duration of 1.024 indicates that an interest rate increase of 1.0% would be expected to cause a 1.024% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2010. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired for the years ended December 31, 2011 and 2010.

(in thousands)
	2011			2010
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$55,974	105.38	2.01%	$118,052	105.40	2.29%
Structured MBS	21,606	11.32	16.13%	36,046	9.71	21.50%

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

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of December 31, 2011, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$12,181	$78	$(78)	$(157)	0.64%	(0.64)%	(1.29)%
Hybrid Adjustable Rate MBS	25,466	453	(453)	(906)	1.78%	(1.78)%	(3.56)%
Fixed Rate MBS	35,417	734	(734)	(1,469)	2.07%	(2.07)%	(4.15)%
Structured MBS	18,078	(4,448)	4,448	8,897	(24.61)%	24.61%	49.21%
Portfolio Total	$91,142	$(3,183)	$3,183	$6,365	(3.49)%	3.49%	6.98%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$12,181	$105	$(157)	$(356)	0.86%	(1.29)%	(2.92)%
Hybrid Adjustable Rate MBS	25,466	1,035	(1,532)	(3,216)	4.06%	(6.02)%	(12.63)%
Fixed Rate MBS	35,417	774	(1,106)	(2,438)	2.19%	(3.12)%	(6.88)%
Structured MBS	18,078	(2,406)	3,210	4,589	(13.31)%	17.76%	25.39%
Portfolio Total	$91,142	$(492)	$415	$(1,421)	(0.54)%	0.46%	(1.56)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of December 31, 2011, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$50,000	$(423)	$550	$1,100	(0.77)%	1.01%	2.02%
Junior Subordinated Debt Hedges	21,000	(397)	473	945	(0.85)%	1.01%	2.02%
Portfolio Total	$71,000	$(820)	$1,023	$2,045	(0.81)%	1.01%	2.02%

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

Repurchase Agreements

As of December 31, 2011, the Company had established borrowing facilities in the repurchase agreement market with five counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of December 31, 2011, we had funding in place with three of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2011, the Company had obligations outstanding under the repurchase agreements of approximately $69.5 million with a net weighted average borrowing cost of 0.43%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 4 to 30 days, with a weighted average maturity of 25 days.  Securing the repurchase agreement obligation as of December 31, 2011, are MBS with an estimated fair value, including accrued interest, of $73.3 million and a weighted average maturity of 249 months. Through March 9, 2012, the Company has been able to maintain its repurchase facilities with its counterparties with comparable terms to those that existed at December 31, 2011 with maturities through May 16, 2012.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  At December 31, 2011, the Company established a reserve of $300,000 against this balance.  The Company believes it is entitled to these funds; however, given publicly-disclosed developments at MF and the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2011 and 2010.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
December 31, 2011	$69,528	$68,462	$1,066	1.56%
September 30, 2011	67,396	79,750	(12,354)	(15.49)%	(a)
June 30, 2011	92,105	93,516	(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%
December 31, 2010	113,592	110,433	3,159	2.86%
September 30, 2010	107,274	89,440	17,834	19.94%	(b)
June 30, 2010	71,606	74,163	(2,557)	(3.45)%
March 31, 2010	76,719	88,495	(11,776)	(13.31)%	(c)

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

At December 31, 2011, the weighted average haircut our repurchase agreement counterparties required us to hold was 5% of the estimated fair value of the underlying collateral.

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

As a result of losses incurred during and after the period when MortCo operated a mortgage loan origination business, the Company was forced to materially downsize its investment portfolio to raise cash, and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. These losses reduced the Company’s access to funding via repurchase agreements.  In order to augment its existing leveraged MBS portfolio with alternative sources of income, the Company developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy is now a core element of the Company’s overall investment strategy.

As of December 31, 2011, the Company had cash and cash equivalents of $4.3 million.  We generated cash flows of $30.6 million from principal and interest payments on our MBS portfolio and $3.6 million from retained interests during the year ended December 31, 2011.  The table below summarizes the effect on our liquidity and cash flows from certain contractual obligations as of December 31, 2011.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$69,528	$-	$-	$-	$69,528
Interest expense on repurchase agreements(1)	46	-	-	-	46
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,099	2,104	2,104	20,310	25,617
Totals	$70,673	$2,104	$2,104	$46,310	$121,191

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2011 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of December 31, 2011, $26.8 million of the trust preferred securities of BCT II remain outstanding.

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

For the year ended December 31, 2011, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 13 to the accompanying financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital presently has REIT tax net operating loss carryovers of approximately $10.6 million as of December 31, 2011 which are available to offset future REIT taxable income.  Distributions in the amount of $0.065 per share paid to shareholders during 2011 will be considered a return-of-capital, which depletes the Company’s capital base.   Distributions made by the Company during 2010 were also a return-of-capital.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOL’s from prior periods applied are deducted (in that order) from current period income first.  Net operating losses expire 20 years from the year they are incurred.  Since the REIT currently has NOL’s from prior periods available to offset income in future periods, the Company has the option, but not the obligation, to apply such NOL’s against income in future years.  As a result, the REIT could have income in future years, but not make distributions to shareholders.  This would occur if the REIT had sufficient NOL’s available to entirely offset the REIT income earned in a given year and chose to apply such NOL’s.  The Company could also apply available NOL’s against future period earnings and reduce distributions to shareholders assuming the available NOL was less than the current period earnings.

Based on the factors described above, and in order to preserve its capital base, in August 2011, the Company opted to terminate its stock repurchase plan and, for the foreseeable future, suspend its quarterly distribution to stockholders.  The Company will reevaluate its ability to resume distributions in 2012.

Recent Developments – HARP (Home Affordable Refinancing Program)

Last Fall the Federal Housing Finance Agency (FHFA), Fannie Mae and Freddie Mac announced changes to the Home Affordable Refinancing Program (HARP) which became effective on December 1, 2011.  The changes to the program were designed to increase the number of loans currently eligible to be refinanced under existing guidelines and extend the term of the program through the end of 2013.  The changes to the plan were initially announced on October 24, 2011, and final changes were announced on November 15, 2011.  The changes to the original HARP program are expected to increase refinancing activity of eligible loans – predominantly fixed rate mortgages with higher coupons (ranging from 5.5% to 6.5%) originated between 2006 and 2008.  Only loans originated before May 31, 2009 are eligible for refinancing under HARP.  Further, the Obama Administration has stated it intends to continue to take steps to expand refinancing programs to borrowers, especially those who owe more on their home than it is worth.  We do not know at this time what additional programs will result from these efforts, if any.  Management is unable to predict the impact, if any, that the new HARP program terms, or terms of other yet unknown programs, will have on the Company’s portfolio and results of operations.

The table below provides details of the securities in our two portfolios that are eligible to be refinanced under the HARP guidelines:

($ in thousands)
Market Value of Securities where Underlying Pools were issued Prior to May 31, 2009
	Underlying Current Gross WAC (Borrower Mortgage Rate)						Total Securities in Sub-Portfolio
	Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio	$9,367	$-	$4,199	$5,012	$-	$18,578	$73,064
Structured security portfolio	$168	$629	$3,780	$5,228	$-	$9,805	$18,078
Total	$9,535	$629	$7,979	$10,240	$-	$28,383	$91,142

	Percent of Securities where Underlying Pools were Issued Prior to May 31, 2009
	Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio	13%	-	6%	7%	-	25%
Structured security portfolio	1%	3%	21%	29%	-	54%
Total	10%	1%	9%	11%	-	31%

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

MORTGAGE-BACKED SECURITIES

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

INCOME RECOGNITION

All securities are either PT MBS securities, IO securities or IIO securities. Income on PT MBS securities is based on the stated interest rate of the security. Premium or discount present at the date of purchase is not amortized. For IIO and IO securities, the income is accrued based on the carrying value and the effective yield. As cash is received it is first applied to accrued interest and then to reduce the carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security.  Changes in fair value during the period are recorded in earnings and reported as (losses) gains on mortgage-backed securities in the accompanying consolidated statement of operations.

INCOME TAXES

Bimini Capital has elected to be taxed as a REIT under the Code. As further described below, Bimini Capital’s TRSs, MortCo and Bimini Advisors are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income (net of the application of net operating loss carryovers) to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

MortCo, Advisors and their activities are subject to corporate income taxes and the applicable provisions of FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As discussed above, MortCo previously pooled loans that it had originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. MortCo held approximately $3.5 million of retained interests from securitizations as of December 31, 2011.  In addition, MortCo retained the servicing related to the loans sold or securitized.  While such servicing has been sold and or surrendered, advances made prior to such transactions continue to be collected as the underlying properties are liquidated.

The cash flows associated with MortCo’s securitization activities for the years ended December 31, 2011 and 2010, were as follows:

(in thousands)
	Years Ended December 31,
	2011	2010
Net servicing repayments	$921	$2,041
Cash flows received on retained interests	3,622	4,222

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2012 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 9, 2012	/s/ BDO USA, LLP Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$73,064,201	$117,253,931
Unpledged	18,078,052	17,879,409
Total mortgage-backed securities	91,142,253	135,133,340
Cash and cash equivalents	4,300,785	2,830,584
Restricted cash	417,000	3,545,885
Retained interests in securitizations	3,495,471	3,927,777
Accrued interest receivable	901,385	1,049,577
Property and equipment, net	3,884,056	3,894,717
Prepaid expenses and other assets, net	5,113,346	6,609,043
Total Assets	$109,254,296	$156,990,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$69,528,000	$113,591,685
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	71,829	120,410
Accounts payable, accrued expenses and other	7,483,459	8,102,062
Total Liabilities	103,887,728	148,618,597

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of December 31, 2011 and 2010	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,086,854 shares issued and outstanding as of December 31, 2011 and 9,776,586 shares
issued and outstanding as of December 31, 2010	10,087	9,777
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2011 and 2010	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2011 and 2010	32	32
Additional paid-in capital	334,075,197	334,459,072
Accumulated deficit	(328,718,780)	(326,096,587)
Total Stockholders’ Equity	5,366,568	8,372,326
Total Liabilities and Stockholders’ Equity	$109,254,296	$156,990,923
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
Interest income	$5,086,441	$6,467,103
Interest expense	(270,787)	(278,060)
Net interest income, before interest on junior subordinated notes	4,815,654	6,189,043
Interest expense on junior subordinated notes	(1,007,603)	(2,118,486)
Net interest income	3,808,051	4,070,557
Losses on mortgage-backed securities	(845,439)	(471,708)
Losses on Eurodollar futures	(1,093,612)	(392,275)
Net portfolio income	1,869,000	3,206,574

Other income:
Gains on retained interests in securitizations	3,189,844	2,215,739
Other (expense) income	(64,469)	506,556
Total other income	3,125,375	2,722,295

Expenses:
Compensation and related benefits	1,513,729	1,976,019
Directors' fees and liability insurance	587,443	517,351
Audit, legal and other professional fees	3,230,130	3,280,422
Direct REIT operating expenses	541,758	594,719
Other administrative	1,743,508	1,452,889
Total expenses	7,616,568	7,821,400

Loss before income taxes	(2,622,193)	(1,892,531)

Income tax benefit	-	(145,000)

Net loss	$(2,622,193)	$(1,747,531)

Basic and Diluted Net loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.26)	$(0.18)
CLASS B COMMON STOCK
Basic and Diluted	$(0.27)	$(0.19)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	9,889,050	9,644,850
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$0.065	$0.1225
CLASS B COMMON STOCK	$0.065	$0.1225
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2010	$2,764	$32	$32	$319,191,227	$(324,349,056)	$(5,155,001)
Net loss	-	-	-	-	(1,747,531)	(1,747,531)
Dividends paid in shares of Class A
Common Stock	7,241	-	-	16,647,596	-	16,654,837
Cash dividends declared	-	-	-	(1,276,929)	-	(1,276,929)
Issuance of Class A common shares for
board compensation and
equity plan exercises	176	-	-	160,162	-	160,338
Class A shares repurchased and retired	(404)	-	-	(348,940)	-	(349,344)
Amortization of equity plan compensation	-	-	-	85,956	-	85,956

Balances, December 31, 2010	$9,777	$32	$32	$334,459,072	$(326,096,587)	$8,372,326
Net loss	-	-	-	-	(2,622,193)	(2,622,193)
Cash dividends declared	-	-	-	(669,077)	-	(669,077)
Issuance of Class A common shares for
board compensation and
equity plan exercises	311	-	-	194,640	-	194,951
Class A shares repurchased and retired	(1)	-	-	(595)	-	(596)
Amortization of equity plan compensation	-	-	-	91,157	-	91,157

Balances, December 31, 2011	$10,087	$32	$32	$334,075,197	$(328,718,780)	$5,366,568
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,622,193)	$(1,747,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and equity plan amortization	286,108	246,294
Depreciation and amortization	119,189	206,929
Losses on mortgage-backed securities	845,439	471,708
Gains on retained interests in securitizations	(3,189,844)	(2,215,739)
Changes in operating assets and liabilities:
Accrued interest receivable	148,192	25,475
Prepaid expenses and other assets, net	1,497,983	2,878,429
Accrued interest payable	(48,581)	(11,185)
Accounts payable, accrued expenses and other	(618,603)	(654,232)
NET CASH USED IN OPERATING ACTIVITIES	(3,582,310)	(799,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(77,580,097)	(154,098,104)
Sales	95,371,167	105,152,495
Principal repayments	25,352,292	33,089,035
Payments received on retained interests in securitizations	3,622,150	4,222,462
Decrease (increase) in restricted cash	3,128,885	(1,015,885)
Purchases of property and equipment	(108,528)	(5,624)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	49,785,869	(12,655,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	488,153,453	443,418,141
Principal repayments on repurchase agreements	(532,217,138)	(430,097,662)
Dividends paid in cash	(669,077)	(3,154,873)
Stock repurchases	(596)	(349,344)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(44,733,358)	9,816,262

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,470,201	(3,639,211)
CASH AND CASH EQUIVALENTS, beginning of the year	2,830,584	6,469,795
CASH AND CASH EQUIVALENTS, end of the year	$4,300,785	$2,830,584

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,326,971	$2,288,255
Income taxes	$17,706	$810,538

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Dividends paid in shares of Class A Common Stock	$-	$16,654,837

See notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Liquidity

At December 31, 2011, Bimini Capital had cash and cash equivalents of $4.3 million, an equity capital base of $5.4 million and an MBS portfolio of $91.1 million.  The Company also generated cash flows of $30.6 million from principal and interest payments on its MBS portfolio and $3.6 million from retained interests during the year ended December 31, 2011.  The crisis in the U.S. financial markets during 2008/2009, and the material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo, have significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. Ongoing litigation costs stemming from both the former operations of MortCo and Bimini Capital itself cause the Company’s overhead to be high in relation to its portfolio size. In response, the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, and alter its investment strategy for holding MBS securities.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All noninterest-bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our noninterest-bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit that would have been in excess of the $250,000 federally insured limit at December 31, 2011 approximated $1.8 million.

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

The fair value of the Company’s investment in MBS is governed by FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The definition of fair value in FASB ASC Topic 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities, the income is accrued based on the carrying value and the effective yield.  Cash received is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Retained Interests

From 2005 to 2007, MortCo participated in securitization transactions as part of its mortgage origination business. Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by MortCo. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

Derivative Financial Instruments

The Company has entered into derivative financial instruments to manage interest rate risk, facilitate asset/liability strategies, and manage other exposures, and it may continue to do so in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges.  FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative investments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, net repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  December 31, 2011 and 2010, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 8 to the financial statements.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest and cash posted as collateral.  At December 31, 2011, the Company had outstanding balances under repurchase agreements with three lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest and cash posted as collateral) of $3.9 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At December 31, 2011, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 13, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

The Company’s U.S. federal income tax returns for years ending on or after December 31, 2007 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentations, including the reporting of MortCo as described below.

During the second quarter of 2007, the Company closed the mortgage wholesale and conduit mortgage loan origination channels of MortCo and subsequently sold substantially all of its operating assets.  MortCo was reported after that date as a discontinued operation following applicable accounting standards.  Through September 30, 2010, most of the remaining assets and liabilities were considered to be contingent and were held by MortCo pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset was delayed as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company made efforts to market such securities to previously active market participants.  Because MortCo continued to hold these net assets, effective October 1, 2010,  the assets and liabilities previously classified as held for sale were reclassified to held and used for all periods presented.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-12 (“ASU”),  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferring and superseding certain portions of ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The provisions of this amendment are effective for annual and interim periods beginning after December 15, 2011. We anticipate that the adoption of this ASU will have no effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The Company is required to apply the amendments for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required will be provided retrospectively for all comparative periods presented.  We anticipate that the adoption of this ASU will have no effect on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, amending the authoritative guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. We anticipate that the adoption of this ASU will have no effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, further converging U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRSs as well as expand the disclosures for Level 3 measurements. The ASU is to be applied prospectively, and is effective for annual and interim periods beginning after December 15, 2011. We anticipate that the adoption of this ASU will not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings. In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this ASU, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this ASU, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this ASU removes the transferor’s ability to perform criterion from consideration of effective control.  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Since the Company records repurchase agreements as secured borrowings and not sales, this ASU will have no effect on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2011 and 2010:

(in thousands)
	December 31,
	2011	2010
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$25,466	$2,783
Adjustable-rate Mortgages	12,181	64,458
Fixed-rate Mortgages	35,417	50,013
Total Pass-Through Certificates	73,064	117,254
Structured MBS Certificates:
Interest Only Securities	7,074	4,772
Inverse Interest Only Securities	11,004	13,107
Total Structured Securities	18,078	17,879
Totals	$91,142	$135,133

The following table summarizes the Company’s MBS portfolio as of December 31, 2011 and 2010, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31,
	2011	2010
Less than one year	$102	$-
Greater than one year and less than five years	263	1,600
Greater than five years and less than ten years	8,507	9,077
Greater than or equal to ten years	82,270	124,456
Totals	$91,142	$135,133

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of December 31, 2011 and 2010:

(in thousands)
		December 31,
Series	Issue Date	2011	2010
HMAC 2004-1	March 4, 2004	$218	$430
HMAC 2004-2	May 10, 2004	878	921
HMAC 2004-3	June 30, 2004	865	911
HMAC 2004-4	August 16, 2004	532	558
HMAC 2004-5	September 28, 2004	1,002	1,108
Total		$3,495	$3,928

NOTE 4.                      PROPERTY AND EQUIPMENT

The composition of property and equipment follows:

(in thousands)
	2011	2010
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	373	265
Office furniture and equipment	248	248
	4,695	4,587
Less accumulated depreciation and amortization	811	692
Total	$3,884	$3,895

Depreciation of property and equipment totaled $119,000 and $87,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5.  PREPAID EXPENSES AND OTHER ASSETS, NET

The composition of prepaid expenses and other assets, net follows:

(in thousands)
	2011	2010
Prepaid expenses	$367	$460
Surety bonds, including accrued interest	1,041	1,557
Servicing advances - net of allowance for doubtful accounts of
$256 at December 31, 2011 and 2010	1,739	2,660
Servicing sale receivable, including accrued interest	969	967
Investment in Bimini Capital Trust II	804	804
Other	193	161
Total	$5,113	$6,609

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

NOTE 6.   REPURCHASE AGREEMENTS

As of December 31, 2011, Bimini Capital had outstanding repurchase agreement obligations of approximately $69.5 million with a net weighted average borrowing rate of 0.43%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $73.3 million.  As of December 31, 2010, Bimini Capital had outstanding repurchase agreement obligations of approximately $113.6 million with a net weighted average borrowing rate of 0.32%.  These agreements were collateralized by MBS with a fair value of approximately $117.6 million.

As of December 31, 2011 and 2010, Bimini Capital's net repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2011
Agency Backed Mortgage-Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$73,305	$-	$-	$73,305
Repurchase agreement liabilities associated with
these securities	$-	$69,528	$-	$-	$69,528
Net weighted average borrowing rate	-	0.43%	-	-	0.43%
December 31, 2010
Agency Backed Mortgage-Backed Securities:
Fair market value of securities pledged, including
accrued interest receivable	$-	$75,175	$42,415	$-	$117,590
Repurchase agreement liabilities associated with
these securities	$-	$73,014	$40,578	$-	$113,592
Net weighted average borrowing rate	-	0.31%	0.33%	-	0.32%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2011 and 2010 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
December 31, 2011
Nomura	$3,474	27
December 31, 2010
MF Global, Inc.	$3,444	25

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. As of March 9, 2012, one reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  At December 31, 2011, the Company has established a reserve of $300,000 against this balance.  The Company believes it is entitled to these funds; however, given publicly-disclosed developments at MF and the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

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

As of December 31, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at December 31, 2011 and 2010 was approximately $285,000 and $223,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount of $21.0 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a 7.86% fixed-rate of interest until December 15, 2010, and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of December 31, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.87% on $21.0 million of its junior subordinated notes through September 18, 2014.  The effective interest rate for the junior subordinated notes is 4.37%.  For the years ended December 31, 2011 and 2010, the Company recorded losses of $742,000 and $392,000, respectively, on Eurodollar futures contracts held as part of its junior subordinated notes hedging strategy.

The Company also used Eurodollar futures contracts with a notional amount of $50.0 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of December 31, 2011, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.77% on $50.0 million of its repurchase agreement obligations through December 15, 2013. For the year ended 2011, the Company recorded losses of $352,000 on Eurodollar futures contracts held as part of its repurchase agreement hedging strategy.

NOTE 8.  TRUST PREFERRED SECURITIES

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

As of December 31, 2011 and 2010, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2011, the interest rate was 4.05%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

The accompanying consolidated financial statements present Bimini Capital's BCTII Junior Subordinated Notes issued to the trust as a liability and Bimini Capital's investment in the common equity securities of BCTII as an asset (included in prepaid expenses and other assets, net).  For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTII as interest expense.

NOTE 9.  CAPITAL STOCK

Authorized Shares

The total number of shares of capital stock which the Company has the authority to issue is 110,000,000 shares, classified as 100,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock. The Board of Directors has the authority to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.

Common Stock

Of the 100,000,000 authorized shares of common stock, 98,000,000 shares were designated as Class A Common Stock, 1,000,000 shares were designated as Class B Common Stock and 1,000,000 shares were designated as Class C Common Stock. Holders of shares of common stock have no sinking fund or redemption rights and have no pre-emptive rights to subscribe for any of the Company’s securities. All common shares have a $0.001 par value.

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

Preferred Stock

General

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

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the years ended December 31, 2011 and 2010.

	Years Ended December 31,
Shares Issued Related To:	2011	2010
Directors' compensation	297,923	175,521
Vesting incentive plan shares	13,000	-
Total shares of Class A Common Stock issued	310,923	175,521

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2011 and 2010.

Stock Repurchases

On June 29, 2010, the Board of Directors authorized the repurchase of up to $1.0 million of the Company’s Class A common stock.  Through December 31, 2010, the Company purchased 403,715 shares for a total of $349,000.  As of December 31, 2010 the remaining amount authorized was $651,000.  No shares were purchased in 2011 under this authorization.  On August 2, 2011, the Company’s Board of Directors suspended future purchases under the June 2010 authorization.

During 2011, the Company acquired 655 shares of Class A common stock in satisfaction of tax withholding obligations on vesting incentive plan shares for a total of $596.

Dividends

The table below presents information related to dividends declared by the Company’s Board of Directors during 2011 and 2010.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2011
April 1, 2011	April 15, 2011	April 29, 2011	$0.0325	$334
July 12, 2011	July 29, 2011	August 16, 2011	0.0325	335
2010
April 1, 2010	April 15, 2010	April 30, 2010	$0.0300	$314
June 29, 2010	July 15, 2010	July 30, 2010	0.0300	316
October 4, 2010	October 15, 2010	October 29, 2010	0.0300	315
December 8, 2010	December 23, 2010	December 30, 2010	0.0325	332

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

On August 12, 2011, the Company’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of the Company and to associate their interest with those of the Company and its stockholders.  The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.  As of December 31, 2011, no awards have been made under the 2011 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $91,000 and $86,000 for the years ended December 31, 2011 and 2010, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the year ended December 31, 2011 and 2010 is presented below:

	Years Ended December 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	401,000	$1.12	102,000	$1.58
Granted	-	-	302,000	0.97
Vested	(13,000)	0.97	-	-
Cancellations	(20,156)	1.37	(3,000)	(0.97)
Nonvested, at December 31	367,844	$1.11	401,000	$1.12

As of December 31, 2011, there was approximately $241,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 35.4 months.  The intrinsic value of the outstanding phantom shares as of December 31, 2011 and 2010 is $136,000 and $313,000, respectively.  All outstanding unvested awards at December 31, 2011 were granted with dividend participation rights.

NOTE 11.	SAVINGS INCENTIVE PLAN

Bimini Capital’s employees have the option to participate in the Bimini Capital Management, Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Bimini Capital’s sole discretion, Bimini Capital can match the employees’ contributions. For the years ended December 31, 2011 and 2010, Bimini Capital made 401(k) matching contributions of approximately $29,000 and $29,000, respectively.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On May 23, 2011, Bimini and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”  On October 19, 2011, PreTSL XX moved to intervene as an additional plaintiff in the action, and Bimini and BNYM have opposed that motion.  Bimini denies that the repurchase was improper and intends to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida against MortCo seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.   A non-jury trial was scheduled to begin on January 17, 2012.    However, on January 16, 2012 the parties entered into a settlement agreement.  Pursuant to the settlement agreement, MortCo, without admitting any allegations, paid Coast $800,000 and the litigation and all related claims were dismissed with prejudice.  Each party is responsible for the payment of its own legal fees and expenses.  At December 31, 2011 the Company recorded an accrual for the $800,000 settlement in the caption “accounts payable, accrued expenses and other” in the accompanying consolidated balance sheet.”

On March 2, 2011, MortCo and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (referred to together herein as “MortCo”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and MortCo entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against MortCo without incurring litigation costs.  Mass Mutual has not yet contacted MortCo to schedule such discussions.  On August 22, 2011, the parties extended the Tolling Agreement through June 1, 2013.

MortCo denies it made false representations and warranties in connection with the sale of securities to Mass Mutual.  Mass Mutual has taken no action to prosecute its claim against MortCo, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, MortCo will defend such litigation vigorously.

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

MortCo recognized a liability, which is included in “accounts payable, accrued expenses and other” in the accompanying consolidated balance sheet, for the estimated fair value of this obligation at the inception of each mortgage loan sale based on the anticipated repurchase levels and historical experience. Changes in this liability for the years ended December 31, 2011 and 2010 are presented below:

(in thousands)
	Years Ended December 31,
	2011	2010
Balance - Beginning of year	$5,087	$5,149
Provision	-	48
Settlements	-	(110)
Balance - End of year	$5,087	$5,087

Consulting Agreement

During 2011, the Company, through Bimini Advisors, entered into an agreement with a consultant pursuant to which the consultant will continue to advise the Company with respect to financing alternatives, banking relationships and external asset management arrangements in connection with the formation, capitalization and operation of Orchid.  Bimini Advisors paid the consultant a $60,000 retainer in 2011.  In addition, if Orchid raises at least $50 million in equity investments by June 30, 2012, Bimini Advisors will pay the consultant 50% of any asset management fees that Bimini Advisors receives from Orchid during the twelve months following the date on which Orchid has received the equity investments.  If Orchid raises at least $50 million in equity investments by June 30, 2012, then the minimum amount to be paid to the consultant under management fee sharing arrangement will be $487,500 and the maximum will be $1.2 million.

On February 6, 2012, the consulting agreement was amended.  Under the terms of the amended agreement, Bimini Advisors will pay the consultant an additional $60,000 retainer fee, retroactive to January 2012.  The additional fee is payable in six equal installments of $10,000 through June of 2012. Further, under the amended terms, if equity capital is raised before June 30, 2012, the retainer paid to the consultant will only be paid up to and including the month the new equity capital is raised, and will be gradually phased out to the extent new equity raised exceeds certain thresholds starting at $125 million. The amended agreement also provides that the obligation to pay the consultant 50% of any asset management fees that Bimini Advisors receives from Orchid following the date on which Orchid has received equity investments of at least $50 million has been extended from June 30, 2012 to December 31, 2012.  There is no longer an explicit minimum amount payable under the management fee sharing arrangement, but the maximum of $1.2 million was retained.

NOTE 13.  INCOME TAXES

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

As of December 31, 2011, Bimini Capital had approximately $52.1 million of remaining capital loss carryforwards available to offset future capital gains and a REIT tax net operating loss carryforward of approximately $10.6 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards will expire at the end of calendar year 2012 if not utilized to offset capital gains. The REIT tax net operating loss carryforwards will expire in years beginning in 2028 through 2031.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the years ended December 31, 2011 and 2010, MortCo had no taxable income primarily due to the utilization of tax net operating loss (“NOL”) carryforwards.  Bimini Advisors recorded an insignificant tax loss in 2011, its initial year.

The TRS income tax provisions for the years ended December 31, 2011 and 2010 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the years ended December 31, 2011 and 2010, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income for the respective periods; therefore, there are no income tax provisions related to the results of operations.

As of December 31, 2011, MortCo has estimated federal NOL carryforwards of approximately $270.8 million, and estimated available Florida NOLs of approximately $43.3 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Similar items for Bimini Advisors are insignificant.

The net deferred tax assets and offsetting valuation allowances for MortCo at December 31, 2011 and 2010 were approximately $100.2 million and $101.5 million, respectively. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within MortCo.  At December 31, 2011 and 2010, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and Florida tax NOL carryforwards, which are the primary deferred tax assets of MortCo; therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 14.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2011 and 2010.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2011 and 2010.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2011 and 2010. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Years Ended December 31,
	2011	2010
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(2,614)	$(1,741)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,087	9,777
Effect of weighting	(198)	(132)
Weighted average shares-basic and diluted	9,889	9,645
Loss per Class A common share:
Basic and diluted	$(0.26)	$(0.18)

(in thousands, except per-share information)
	Years Ended December 31,
	2011	2010
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(9)	$(6)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.27)	$(0.19)

NOTE 15.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2011
Mortgage-backed securities	$91,142	$-	$91,142	$-
Eurodollar futures contracts	285	285	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,495	-	-	3,495
December 31, 2010
Mortgage-backed securities	$135,133	$-	$135,133	$-
Eurodollar futures contracts	223	223	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,928	-	-	3,928

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

(in thousands)
	2011		2010
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balance, January 1	$3,928	$40	$5,934	$207
Gain included in earnings	3,190	-	2,216	73
Collections, sale and settlements	(3,623)	-	(4,222)	(240)
Balance, December 31	$3,495	$40	$3,928	$40

During the years ended December 31, 2011 and 2010, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 16. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $108,000 and $101,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 17.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations during the years ended December 31, 2011 and 2010.

(in thousands, except per share data)
	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Net portfolio interest income	$1,523	$1,231	$1,081	$981
Interest on junior subordinated notes	(250)	(250)	(250)	(258)
Other portfolio gains (losses)	248	1,032	(2,801)	(418)
Net portfolio income (loss)	1,521	2,013	(1,970)	305
Other (loss) income	(82)	1,487	2,436	(716)
Expenses	(1,950)	(1,291)	(2,379)	(1,996)
Net (loss) income	$(511)	$2,209	$(1,913)	$(2,407)
Net (loss) income per share of:
Class A Common Stock - basic and diluted	$(0.05)	$0.22	$(0.19)	$(0.24)
Class B Common Stock - Basic and diluted	$(0.05)	$0.22	$(0.19)	$(0.24)

(in thousands, except per share data)
	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Net portfolio interest income	$1,830	1,757	1,193	1,409
Interest on junior subordinated notes	(550)	(550)	(550)	(468)
Other portfolio (losses) gains	(1,903)	811	(693)	921
Net portfolio (loss) income	(623)	2,018	(50)	1,862
Other income (loss)	1,459	120	1,525	(382)
Expenses	(1,860)	(1,768)	(1,719)	(2,475)
(Loss) income before income taxes	(1,024)	370	(244)	(995)
Income tax (benefit) provision	(15)	-	(130)	-
Net (loss) income	$(1,009)	370	(114)	(995)
Net (loss) income per share of:
Class A Common Stock - basic and diluted	$(0.12)	0.04	(0.01)	(0.10)
Class B Common Stock - Basic and diluted	$(0.12)	0.03	(0.01)	(0.10)

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

Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc. and subsidiaries (the ”Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011 and our report dated March 9, 2012 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 9, 2012	/s/ BDO USA, LLP Certified Public Accountants

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders to be held on Tuesday, June 5, 2012, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2011 (the "Proxy Statement").

The Company's executive officers are appointed by the Company’s Board of Directors.  The Board of Directors has determined that the sole member of the Audit Committee of the Board of Directors, who is also the Chair of the Audit Committee, Robert J. Dwyer, is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

The Company has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of the Company and its subsidiaries.  The Company has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics and our Code of Ethics for Senior Financial Officers, as well as the Company’s Corporate Governance Guidelines and the committee charters for each of the committees of the Board of Directors, can be obtained from our Internet website at www.biminicapital.com and will be made available to any shareholder upon request. The Company intends to disclose any waivers from or amendments to, the Code of Ethics for Senior Financial Officers by posting a description of such waiver or amendment on our Internet Web site.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 9, 2012	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 9, 2012	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2012.

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