Form 10-Q
period 2012-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2012-05-07
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 7, 2012	10,237,524
Class B Common Stock, $0.001 par value	May 7, 2012	31,938
Class C Common Stock, $0.001 par value	May 7, 2012	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$106,699,305	$73,064,201
Unpledged	14,907,136	18,078,052
Total mortgage-backed securities	121,606,441	91,142,253
Cash and cash equivalents	5,172,724	4,300,785
Restricted cash	1,212,844	417,000
Retained interests in securitizations	3,960,937	3,495,471
Accrued interest receivable	848,382	901,385
Property and equipment, net	3,854,545	3,884,056
Prepaid expenses and other assets, net	4,827,376	5,113,346
Total Assets	$141,483,249	$109,254,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$101,730,079	$69,528,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	87,010	71,829
Accounts payable, accrued expenses and other	6,591,318	7,483,459
Total Liabilities	135,212,847	103,887,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,237,524 shares issued and outstanding as of March 31, 2012 and 10,086,854 shares
issued and outstanding as of December 31, 2011	10,238	10,087
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2012 and December 31, 2011	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2012 and December 31, 2011	32	32
Additional paid-in capital	334,139,884	334,075,197
Accumulated deficit	(327,879,784)	(328,718,780)
Total Stockholders’ Equity	6,270,402	5,366,568
Total Liabilities and Stockholders’ Equity	$141,483,249	$109,254,296
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Interest income	$1,238,584	$1,609,839
Interest expense	(73,384)	(86,777)
Net interest income, before interest on junior subordinated notes	1,165,200	1,523,062
Interest expense on junior subordinated notes	(265,090)	(249,939)
Net interest income	900,110	1,273,123
(Losses) gains on mortgage-backed securities	(296,280)	239,186
(Losses) gains on Eurodollar futures	(162,338)	9,250
Net portfolio income	441,492	1,521,559

Other income (expense):
Gains (losses) on retained interests in securitizations	1,693,492	(55,204)
Other income (expense)	175	(27,282)
Total other income (expense)	1,693,667	(82,486)

Expenses:
Compensation and related benefits	427,413	500,752
Directors' fees and liability insurance	143,569	149,516
Audit, legal and other professional fees	416,300	943,113
Direct REIT operating expenses	135,534	138,376
Other administrative	173,347	218,343
Total expenses	1,296,163	1,950,100

Income (loss) before income taxes	838,996	(511,027)

Income taxes	-	-

Net income (loss)	$838,996	$(511,027)

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.08	$(0.05)
CLASS B COMMON STOCK
Basic and Diluted	$0.08	$(0.05)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,481,189	9,788,233
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2012

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2012	$10,087	$32	$32	$334,075,197	$(328,718,780)	$5,366,568
Net income	-	-	-	-	838,996	838,996
Issuance of Class A common shares for
board compensation and
equity plan exercises	151	-	-	43,544	-	43,695
Amortization of equity plan compensation	-	-	-	21,143	-	21,143

Balances, March 31, 2012	$10,238	$32	$32	$334,139,884	$(327,879,784)	$6,270,402
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$838,996	$(511,027)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and equity plan amortization	64,838	73,796
Depreciation and amortization	29,511	32,147
Losses (gains) on mortgage-backed securities	296,280	(239,186)
(Gains) losses on retained interests in securitizations	(1,693,492)	55,204
Changes in operating assets and liabilities:
Accrued interest receivable	53,003	98,804
Prepaid expenses and other assets, net	282,866	297,761
Accrued interest payable	15,181	(18,003)
Accounts payable, accrued expenses and other	(892,141)	(120,595)
NET CASH USED IN OPERATING ACTIVITIES	(1,004,958)	(331,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(45,961,353)	(3,107,253)
Sales	10,196,459	14,257,755
Principal repayments	5,007,530	7,187,427
Payments received on retained interests in securitizations	1,228,026	755,671
(Increase) decrease in restricted cash	(795,844)	2,360,375
Purchases of property and equipment	-	(89,211)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(30,325,182)	21,364,764

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	134,819,187	107,357,587
Principal repayments on repurchase agreements	(102,617,108)	(126,022,337)
Stock repurchases	-	(596)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	32,202,079	(18,665,346)

NET INCREASE IN CASH AND CASH EQUIVALENTS	871,939	2,368,319
CASH AND CASH EQUIVALENTS, beginning of the period	4,300,785	2,830,584
CASH AND CASH EQUIVALENTS, end of the period	$5,172,724	$5,198,903

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$323,293	$354,719

See notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2012

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

Liquidity

At March 31, 2012, Bimini Capital had cash and cash equivalents of $5.2 million, an equity capital base of $6.3 million and an MBS portfolio of $121.6 million.  The Company also generated cash flows of $6.3 million from principal and interest payments on its MBS portfolio and $1.2 million from retained interests during the three months ended March 31, 2012.  The material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo have significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. Ongoing litigation costs stemming from both the former operations of MortCo and Bimini Capital itself have caused the Company’s overhead to be high in relation to its portfolio size. The smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  In response, beginning in 2007, the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All noninterest-bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our noninterest-bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit that would have been in excess of the $250,000 federally insured limit at March 31, 2012 approximated $2.6 million.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of March 31, 2012 and December 31, 2011, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 6 to the financial statements.

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

Bimini Capital’s property and equipment as of March 31, 2012 and December 31, 2011, is presented net of accumulated depreciation of approximately $841,000 and $811,000, respectively. Depreciation expense was approximately $30,000 and $32,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest and cash posted as collateral.  At March 31, 2012, the Company had outstanding balances under repurchase agreements with four lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest and cash posted as collateral) of $6.3 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At March 31, 2012, management believes that the Company has complied with Code requirements and Bimini Capital and its qualified REIT subsidiary continue to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

The Company’s U.S. federal income tax returns for years ending on or after December 31, 2008 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution management currently anticipates, and those differences could result in significant costs or benefits to the Company.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-12 (“ASU”),  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferring and superseding certain portions of ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The provisions of this amendment are effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The Company is required to apply the amendments for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required will be provided retrospectively for all comparative periods presented.  We anticipate the adoption of this ASU will have no effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, amending the authoritative guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, further converging U.S. GAAP and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between GAAP and IFRSs as well as expand the disclosures for Level 3 measurements. The ASU is to be applied prospectively, and is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which changes the assessment of whether repurchase agreement transactions should be accounted for as sales or secured financings. In a typical repurchase agreement transaction, an entity transfers financial assets to the counterparty in exchange for cash with an agreement for the counterparty to return the same or equivalent financial assets for a fixed price in the future.  Prior to this ASU, one of the factors in determining whether sale treatment could be used was whether the transferor maintained effective control of the transferred assets and in order to do so, the transferor must have the ability to repurchase such assets. Based on this ASU, the FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, rather than whether the transferor has the practical ability to perform in accordance with those rights or obligations.  Therefore, this ASU removes the transferor’s ability to perform criterion from consideration of effective control.  This ASU is effective for the first interim or annual period beginning on or after December 15, 2011.  Since the Company records repurchase agreements as secured borrowings and not sales, the adoption of this ASU had no effect on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2012 and December 31, 2011:

(in thousands)
	March 31, 2012	December 31, 2011
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$61,022	$25,466
Adjustable-rate Mortgages	10,789	12,181
Fixed-rate Mortgages	35,176	35,417
Total Pass-Through Certificates	106,987	73,064
Structured MBS Certificates:
Interest Only Securities	6,014	7,074
Inverse Interest Only Securities	8,605	11,004
Total Structured Securities	14,619	18,078
Totals	$121,606	$91,142

The following table summarizes the Company’s MBS portfolio as of March 31, 2012 and December 31, 2011, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2012	December 31, 2011
Less than one year	$-	$102
Greater than one year and less than five years	259	263
Greater than five years and less than ten years	1,971	8,507
Greater than or equal to ten years	119,376	82,270
Totals	$121,606	$91,142

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of March 31, 2012 and December 31, 2011:

(in thousands)
Series	Issue Date	March 31, 2012	December 31, 2011
HMAC 2004-1	March 4, 2004	$167	$218
HMAC 2004-2	May 10, 2004	573	878
HMAC 2004-3	June 30, 2004	1,027	865
HMAC 2004-4	August 16, 2004	908	532
HMAC 2004-5	September 28, 2004	1,286	1,002
Total		$3,961	$3,495

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2012, Bimini Capital had outstanding repurchase agreement obligations of approximately $101.7 million with a net weighted average borrowing rate of 0.34%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $107.0 million.  As of December 31, 2011, Bimini Capital had outstanding repurchase agreement obligations of approximately $69.5 million with a net weighted average borrowing rate of 0.43%.  These agreements were collateralized by MBS with a fair value of approximately $73.3 million.

As of March 31, 2012 and December 31, 2011, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2012
Agency Backed Mortgage-Backed Securities:
Fair value of securities pledged, including accrued
interest receivable	$-	$105,239	$1,779	$-	$107,018
Repurchase agreement liabilities associated with
these securities	$-	$100,043	$1,687	$-	$101,730
Net weighted average borrowing rate	-	0.34%	0.35%	-	0.34%
December 31, 2011
Agency Backed Mortgage-Backed Securities:
Fair value of securities pledged, including accrued
interest receivable	$-	$73,305	$-	$-	$73,305
Repurchase agreement liabilities associated with
these securities	$-	$69,528	$-	$-	$69,528
Net weighted average borrowing rate	-	0.43%	-	-	0.43%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at March 31, 2012 and December 31, 2011 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
March 31, 2012
Nomura	$3,684	27
Citigroup	1,367	21
Cantor	851	5
December 31, 2011
Nomura	3,474	27

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and March 31, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. As of May 7, 2012, one reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its overall risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company does not elect hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of March 31, 2012 and December 31, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at March 31, 2012 and December 31, 2011 was approximately $208,000 and $285,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount of $21.0 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a 7.86% fixed-rate of interest until December 15, 2010, and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of March 31, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.74% on $21.0 million of its junior subordinated notes through September 18, 2014.  The effective interest rate for the junior subordinated notes is 4.24%.  For the three months ended March 31, 2012 and 2011, the Company recorded losses of $62,000 and $2,000, respectively, on Eurodollar futures contracts held as part of its junior subordinated notes hedging strategy.

The Company also used Eurodollar futures contracts with a notional amount of $50.0 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of March 31, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.59% on $50.0 million of its repurchase agreement obligations through December 15, 2013. For the three months ended March 31, 2012 and 2011, the Company recorded losses of $100,000 and gains of $11,000, respectively, on Eurodollar futures contracts held as part of its repurchase agreement hedging strategy.

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

As of March 31, 2012 and December 31, 2011, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2012, the interest rate was 3.97%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 7.  CAPITAL STOCK

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the three months ended March 31, 2012 and 2011.

Shares Issued Related To:	2012	2011
Directors' compensation	150,670	53,168
Vesting incentive plan shares	-	13,000
Total shares of Class A Common Stock issued	150,670	66,168

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2012 and 2011.

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

On August 12, 2011, the Company’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of the Company and to associate their interest with those of the Company and its stockholders.  The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.  As of March 31, 2012, no awards have been made under the 2011 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $21,000 and $25,000 for the three months ended March 31, 2012 and 2011, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended March 31,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	401,000	$1.12
Vested	-	-	(13,000)	(0.97)
Nonvested, at March 31	367,844	$1.11	388,000	$1.13

As of March 31, 2012, there was approximately $220,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 32.6 months.  The intrinsic value of the outstanding phantom shares as of March 31, 2012 and December 31, 2011 is $107,000 and $136,000, respectively.  All outstanding unvested awards at March 31, 2012 were granted with dividend participation rights.

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

MortCo has recognized a liability of $5,087,000 at March 31, 2012 and December 31, 2011, which is included in “accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets, for the estimated fair value of this obligation. There were no changes in this liability for the three months ended March 31, 2012 and 2011.

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

As of March 31, 2012, Bimini Capital had approximately $52.1 million of remaining capital loss carryforwards available to offset future capital gains and a REIT tax net operating loss carryforward of approximately $10.7 million that is immediately available to offset future REIT taxable income.  The capital loss carryforwards will expire at the end of calendar year 2012 if not utilized to offset capital gains. The REIT tax net operating loss carryforwards will expire in years beginning in 2028 through 2031.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the three months ended March 31, 2012, MortCo had no taxable income primarily due to the utilization of $0.6 million tax net operating loss (“NOL”) carryforwards to offset taxable income of the same amount.  During the three months ended March 31, 2011, Mortco has a taxable loss of $0.3 million. Bimini Advisors recorded an insignificant tax loss for the three months ended March 31, 2012.

The TRS income tax provisions for the three months ended March 31, 2012 and 2011 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the three months ended March 31, 2012, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.  For the three months ended March 31, 2011, the tax benefit created by the loss was offset by an increase in the valuation allowance of the same amount. Therefore, there are no income tax provisions for either period related to the results of operations.

As of March 31, 2012, MortCo has estimated federal NOL carryforwards of approximately $270.2 million, and estimated available Florida NOLs of approximately $42.7 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Similar items for Bimini Advisors are insignificant.

The net deferred tax assets and offsetting valuation allowances for MortCo at March 31, 2012 were approximately $99.7 million, respectively. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within MortCo.  At March 31, 2012 and December 31, 2011, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and Florida tax NOL carryforwards, which are the primary deferred tax assets of MortCo; therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2012 and 2011.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2012 and 2011.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2012 and 2011. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2012	2011
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$836	$(509)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,238	9,842
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	368	-
Effect of weighting	(125)	(54)
Weighted average shares-basic and diluted	10,481	9,788
Income (loss) per Class A common share:
Basic and diluted	$0.08	$(0.05)

(in thousands, except per-share information)
	Three Months Ended March 31,
	2012	2011
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$3	$(2)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.08	$(0.05)

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

Mortgage-backed securities, retained interests, Eurodollar futures contracts and mortgage loans held for sale were recorded at fair value on a recurring basis during 2012 and 2011. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2012
Mortgage-backed securities	$121,606	$-	$121,606	$-
Eurodollar futures contracts	208	208	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,961	-	-	3,961
December 31, 2011
Mortgage-backed securities	$91,142	$-	$91,142	$-
Eurodollar futures contracts	285	285	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,495	-	-	3,495

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011:

(in thousands)
	2012		2011
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balance, January 1	$3,495	$40	$3,928	$40
Gain (loss) included in earnings	1,693	-	(55)	-
Collections	(1,227)	-	(756)	-
Balance, March 31	$3,961	$40	$3,117	$40

During the three ended March 31, 2012 and 2011, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs in may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2012.

Retained interest fair value (in thousands)			$3,961
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	47.5% - 63.5% (49.0%)	Next 10 Months
Loans in Foreclosure	100%	47.5% - 63.5% (49.0%)	Month 4 - 16
Loans 90 Day Delinquent	100%	45%	Month 12 - 30
Loans 60 Day Delinquent	85%	45%	Month 12 - 30
Loans 30 Day Delinquent	75%	45%	Month 12 - 30
Current Loans	10%	60%	Month 31 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
	Discounted Cash flow	2.2 - 2.7 years (2.6)	27.5% (27.5%)

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $61,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively.

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

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in “Part I - Item 1A - Risk Factors” of this Form 10-Q. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the Commission, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

During the three months ended March 31, 2012, the Company made no dividend distributions and reported a net income of $0.08 per share.  While the Company, in accordance with the Code, will pay distributions to our stockholders such that substantially all of our REIT taxable income is distributed, it has not established a minimum distribution payout level and the ability to pay distributions may be adversely affected by a variety of factors.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses, and other factors that may be deemed relevant; therefore, distributions may be declared, increased, reduced or eliminated at any time.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” below for additional information regarding distributions.

In August 2011, the Company announced that, based on results of operations through June 30, 2011, it would suspend its quarterly dividend until at least early 2012.  The Company continues to evaluate its dividend payment policy.  However, as more fully described below, due to net operating losses incurred in prior periods, the Company is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

NET OPERATING LOSSES

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) carried-over from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s (in that order), a REIT may avoid excise taxes solely by application of available NOL’s without paying qualifying dividends to stockholders.  Because Bimini Capital currently has an estimated $10.7 million of NOL’s available, in the future it could avoid excise taxes by applying such NOL’s to offset REIT taxable income without making any distributions to stockholders.  Further, the REIT could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders may be less than REIT taxable income until the existing NOL’s are consumed.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the three months ended March 31, 2012, as compared to the Company’s results of operations for the three months ended March 31, 2011.

Net Income (Loss) Summary

Consolidated net income for the three months ended March 31, 2012 was $0.8 million, or $0.08 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.5 million, or $0.05 basic and diluted loss per share of Class A Common Stock, for the three months ended March 31, 2011.

The components of net income (loss) for the three months ended March 31, 2012 and 2011, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended
	March 31,
	2012	2011	Change
Net portfolio interest	$1,165	$1,523	$(358)
Interest expense on junior subordinated notes	(265)	(250)	(15)
(Losses) gains on MBS and Eurodollar futures	(459)	248	(707)
Net portfolio income	441	1,521	(1,080)
Other income (expense)	1,694	(82)	1,776
Expenses	(1,296)	(1,950)	654
Net income (loss)	$839	$(511)	$1,350

 Net Portfolio Income

During the three months ended March 31, 2012, the REIT generated $1.2 million of net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2011, the REIT generated $1.5 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $0.09 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2011 and for the three month period ended March 31, 2012.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
March 31, 2012	106,374	1,238	4.66%	85,629	73	0.34%	1,165	4.31%
December 31, 2011	89,670	1,039	4.64%	68,462	59	0.35%	980	4.29%
September 30, 2011	101,102	1,133	4.48%	79,750	53	0.26%	1,080	4.22%
June 30, 2011	115,521	1,301	4.51%	93,516	72	0.31%	1,229	4.20%
March 31, 2011	126,084	1,608	5.10%	104,259	87	0.33%	1,521	4.77%

Interest income presented in the table above includes only interest earned on the Company’s MBS investments and excludes interest earned on cash balances. Interest income and net portfolio interest income may not agree with the information presented in the income statement.  Portfolio yields and costs of borrowings presented in the table above and the tables on page 27 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

Interest Income and Average Earning Asset Yield

Interest income was $1.2 million for the three months ended March 31, 2012 and $1.6 million for the three months ended March 31, 2011. Average MBS holdings were $106.4 million and $126.1 million for the three months ended March 31, 2012 and 2011, respectively. The $0.4 million decrease in interest income was due to a 44 basis point decrease in yields, combined with a $19.7 million decrease in average MBS holdings.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
December 31, 2011	71,230	18,440	89,670	596	443	1,039	3.35%	9.60%	4.64%
September 30, 2011	83,004	18,098	101,102	588	545	1,133	2.84%	12.03%	4.48%
June 30, 2011	98,060	17,461	115,521	755	546	1,301	3.08%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	927	681	1,608	3.42%	15.39%	5.10%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $85.6 million and total interest expense was $0.07 million for the three months ended March 31, 2012.  During the three months ended March 31, 2011, average outstanding repurchase agreements were $104.3 million and total interest expense was $0.09 million.  Our average cost of funds was 0.34% and 0.33% for the three months ended March 31, 2012 and 2011, respectively.  There was a $0.01 million decrease in interest expense for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. This change was due to an $18.6 million decrease in average outstanding repurchase agreements, partially offset by a 1 basis point increase in borrowing costs for the three months ended March 31, 2012 when compared to the same period ended March 31, 2011.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds was 8 basis points above average one-month LIBOR and 42 basis points below average six-month LIBOR for the quarter ended March 31, 2012. The average term to maturity of the outstanding repurchase agreements decreased from 25 days at December 31, 2011 to 23 days at March 31, 2012.

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

(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
March 31, 2012	85,629	73	0.34%	0.26%	0.76%	0.08%	(0.42)%
December 31, 2011	68,462	59	0.35%	0.26%	0.65%	0.09%	(0.30)%
September 30, 2011	79,750	53	0.26%	0.21%	0.46%	0.05%	(0.20)%
June 30, 2011	93,516	72	0.31%	0.22%	0.43%	0.09%	(0.12)%
March 31, 2011	104,259	87	0.33%	0.26%	0.46%	0.07%	(0.13)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.27 million for the three months ended March 31, 2012 compared to $0.25 million for the comparable period in 2011.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010 of 7.86%, and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2012, the interest rate was 3.97%.  The average rate of interest paid for the three months ended March 31, 2012 was 4.08% compared to 3.85% for the comparable period in 2011. Interest expense increased $0.02 million for the three months ended March 31, 2012 when compared to the same period in 2011 due to the 23 basis point increase in interest rates.

Gains and Losses

The table below presents the Company’s gains and losses for the three months ended March 31, 2012 and 2011.

(in thousands)
	Three Months Ended March 31,
	2012	2011	Change
Realized losses on sales of MBS	$(27)	$(20)	$(7)
Fair value adjustments on MBS	(269)	259	(528)
Total (losses) gains on MBS	(296)	239	(535)
(Losses) gains on Eurodollar futures	(162)	9	(171)
Gains (losses) on residual interests	1,693	(55)	1,748

 During the three months ended March 31, 2012 and 2011, the Company received proceeds of $10.2 million and $14.3 million, respectively, from the sales of MBS.

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

Operating Expenses

For the three months ended March 31, 2012, Bimini Capital’s total operating expenses were approximately $1.3 million, compared to approximately $2.0 million for the three months ended March 31, 2011.  The table below provides a breakdown of operating expenses for the periods ended March 31, 2012 and 2011.

Included in legal fees for the three months ended March 31, 2011 was approximately $805,000 of charges related to the defense of a breach of fiduciary duties suit filed against the Company related to the Company’s repurchase of capital securities of Bimini Capital Trust II for less than par value.  The matter was settled in March 2011.

(in thousands)
	Three Months Ended March 31,
	2012	2011	Change
Direct REIT operating expenses	$136	$138	$(2)
Compensation and benefits	427	501	(74)
Legal fees	177	759	(582)
Accounting, auditing and other professional fees	239	184	55
Directors’ fees and liability insurance	144	150	(6)
Other G&A expenses	173	218	(45)
	$1,296	$1,950	(654)

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2012, the MBS portfolio consisted of $121.6 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.94%.  During the three months ended March 31, 2012, we received principal repayments of $5.0 million compared to $7.2 million for the comparable period ended March 31, 2011.  The average prepayment speeds for the quarters ended March 31, 2012 and 2011 were 23.0% and 17.2%, respectively.  (See table below for additional prepayment data).

The following table presents the constant prepayment rate (“CPR”) experienced on our structured PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio	Portfolio	Portfolio
March 31, 2012	6.5	28.9	23.0
December 31, 2011	14.1	33.7	31.1
September 30, 2011	13.4	22.8	20.9
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of March 31, 2012 and December 31, 2011:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2012
Adjustable Rate MBS	$10,789	8.9%	3.61%	247	1-Jan-41	8.09	11.11%	2.00%
Fixed Rate MBS	35,176	28.9%	4.91%	215	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	61,022	50.2%	3.10%	357	1-Mar-42	98.95	8.18%	1.97%
Total Mortgage-backed Pass-through	106,987	88.0%	3.75%	299	1-Mar-42	85.3	8.62%	1.97%
Structured MBS	14,619	12.0%	5.40%	304	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$121,606	100.0%	3.94%	299	1-Mar-42	NA	NA	NA
December 31, 2011
Adjustable Rate MBS	$12,181	13.4%	2.89%	233	1-Jan-41	4.36	11.07%	2.00%
Fixed Rate MBS	35,417	38.9%	4.84%	178	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	25,466	27.9%	3.57%	354	1-Dec-41	95.21	8.83%	2.00%
Total Mortgage-backed Pass-through	73,064	80.2%	4.07%	249	1-Dec-41	65.82	9.55%	2.00%
Structured MBS	18,078	19.8%	5.61%	300	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$91,142	100.0%	4.37%	259	1-Dec-41	NA	NA	NA

(in thousands)
	March 31, 2012		December 31, 2011
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$97,345	80.05%	$58,628	64.33%
Freddie Mac	17,813	14.65%	27,267	29.92%
Ginnie Mae	6,448	5.30%	5,247	5.76%
Total Portfolio	$121,606	100.00%	$91,142	100.0%

Entire Portfolio	March 31, 2012	December 31, 2011
Weighted Average Pass Through Purchase Price	$104.88	$104.43
Weighted Average Structured Purchase Price	$6.15	$6.13
Weighted Average Pass Through Current Price	$105.84	$106.13
Weighted Average Structured Current Price	$6.25	$6.50
Effective Duration (1)	(0.517)	(3.492)

(1) Effective duration of (0.517) indicates that an interest rate increase of 1.0% would be expected to cause a 0.517% increase in the value of the MBS in the Company’s investment portfolio at March 31, 2012.  An effective duration of  (3.492) indicates that an interest rate increase of 1.0% would be expected to cause a 3.492% increase in the value of the MBS in the Company’s investment portfolio at December 31, 2011. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired for the three months ended March 31, 2012 and 2011.

(in thousands)
	2012			2011
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$45,067	104.68	1.95%	$-	-	0.00%
Structured MBS	895	6.22	21.85%	3,107	11.77	13.69%

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

The duration of the Company’s interest only (“IO”) and inverse interest only (“IIO”) portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements – and model duration - to be affected by changes in both prepayments and one month LIBOR – both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of March 31, 2012, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$10,789	$101	$(101)	$(201)	0.93%	(0.93)%	(1.86)%
Hybrid Adjustable Rate MBS	61,022	2,157	(2,157)	(4,315)	3.54%	(3.54)%	(7.08)%
Fixed Rate MBS	35,176	1,030	(1,030)	(2,060)	2.93%	(2.93)%	(5.86)%
Structured MBS	14,619	(3,917)	3,917	7,833	(26.79)%	26.79%	53.58%
Portfolio Total	$121,606	$(629)	$629	$1,257	(0.52)%	0.52%	1.04%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$10,789	$51	$(117)	$(280)	0.48%	(1.09)%	(2.59)%
Hybrid Adjustable Rate MBS	61,022	1,084	(2,668)	(5,872)	1.78%	(4.37)%	(9.62)%
Fixed Rate MBS	35,176	549	(1,256)	(2,804)	1.56%	(3.57)%	(7.97)%
Structured MBS	14,619	(5,051)	3,904	5,004	(34.55)%	26.71%	34.23%
Portfolio Total	$121,606	$(3,367)	$(137)	$(3,952)	(2.77)%	(0.11)%	(3.25)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of March 31, 2012, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$50,000	$(367)	$550	$1,100	(0.67)%	1.01%	2.01%
Junior Subordinated Debt Hedges	21,000	(360)	473	945	(0.77)%	1.01%	2.02%
Portfolio Total	$71,000	$(727)	$1,023	$2,045	(0.72)%	1.01%	2.01%

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

Repurchase Agreements

As of March 31, 2012, the Company had established borrowing facilities in the repurchase agreement market with five counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of March 31, 2012, we had funding in place with four of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2012, the Company had obligations outstanding under the repurchase agreements of approximately $101.7 million with a net weighted average borrowing cost of 0.34%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 3 to 46 days, with a weighted average maturity of 23 days.  Securing the repurchase agreement obligation as of March 31, 2012, are MBS with an estimated fair value, including accrued interest, of $107.0 million and a weighted average maturity of 300 months. In addition, the Company has posted $1.0 million in cash as collateral. Through May 7, 2012, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2012 with maturities through June 4, 2012.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and March 31, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2012 and 2011.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
March 31, 2012	101,730	85,629	16,101	18.80%	(a)
December 31, 2011	69,528	68,462	1,066	1.56%
September 30, 2011	67,396	79,750	(12,354)	(15.49)%	(b)
June 30, 2011	92,105	93,516	(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%	(c)

(a) The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT securities that the Company funds through the repo market.  During the quarter ended March 31, 2012, the Company’s investment in PT MBS increased $33.9 million.

(b) The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company does not fund through the repo market.  During the quarter ended September 30, 2011, the Company’s investment in PT MBS decreased $27.2 million.

(c) The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company does not fund through the repo market.  During the quarter ended March 31, 2011, the Company’s investment in PT MBS decreased $17.7 million.

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

At March 31, 2012, the weighted average haircut our repurchase agreement counterparties required us to hold was 5% of the estimated fair value of the underlying collateral.

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

As of March 31, 2012, the Company had cash and cash equivalents of $5.2 million.  We generated cash flows of $6.3 million from principal and interest payments on our MBS portfolio and $1.2 million from retained interests during the three months ended March 31, 2012.  The table below summarizes the effect on our liquidity and cash flows from certain contractual obligations as of March 31, 2012.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$101,730	$-	$-	$-	$101,730
Interest expense on repurchase agreements(1)	63	-	-	-	63
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,079	2,066	2,066	19,684	24,895
Totals	$102,872	$2,066	$2,066	$45,684	$152,688

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2012 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of March 31, 2012, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

As disclosed above, MortCo, in previous years, incurred significant losses in the operation of a mortgage loan origination business.  The Company materially downsized its investment portfolio to raise cash to fund the MortCo operations, leaving the Company with a significantly smaller capital base.  This smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  Since MortCo terminated its operations in 2007, the Company has taken several significant steps designed to increase its probability of generating profits going forward, including a re-structuring of the portfolio, reducing expenses, retiring debt, and settling various litigation matters.  In general, the Company still needs to increase its capital base, and/or create alternative sources of revenues, to ensure the generation of profits over the long-term.  However, primarily because of litigation arising out of MortCo’s prior mortgage business, raising capital directly into the Company has to date not been possible.

In an attempt to create an alternative source of revenue, during the second quarter of 2011, the Company took steps related to a proposed public offering of common stock by its qualified REIT subsidiary, Orchid.  The Company would have been the manager of the portfolio of Orchid after the public offering, creating a new revenue stream to the Company.  The Company would also have remained a significant owner of Orchid common shares.  The offering was expected to be completed in July 2011.  However, due to several market factors and economic events beyond the Company’s control, the offering was withdrawn.  The Company’s loss for the year ended December 31, 2011 included approximately $1.1 million of expenses related to this attempted public offering, which further depleted the Company’s capital base.

Management is continuing to explore all reasonable opportunities for the Company or Orchid to raise capital or increase revenues.  The Company believes that its fixed cost structure can support the management of a substantially larger MBS portfolio, making any capital raise (either by Orchid or directly into the Company) accretive to net income over the long-term.  However, it is likely that any capital raising transaction that the Company may pursue will cause an increase in short-term costs and expenses and at least a short-term depletion of capital.  The Company will weigh such costs and other transaction risks against the expected long-term benefit of additional capital and/or increased revenues when evaluating such transactions.  In any case, the goal will be a return to sustainable profitability for the long-term.

For the year ended December 31, 2011, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 10 to the accompanying financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital presently has REIT tax net operating loss carryovers of approximately $10.7 million as of December 31, 2011 which are immediately available to offset future REIT taxable income.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOL’s carried-over from prior periods are deducted (in that order) from current period income first.  Net operating losses expire 20 years from the year they are incurred.  Since the REIT currently has NOL’s from prior periods available to offset income in 2012 and in future periods, the Company has the option, but not the obligation, to apply such NOL’s against REIT taxable income.  As a result, the REIT could have income in 2012 and in future years, but not make distributions to stockholders.  This would occur if the REIT had sufficient NOL’s available to entirely offset the REIT income earned in a given year and chose to apply such NOL’s.  The Company could also apply available NOL’s against a portion of future period earnings and reduce the distributions to stockholders. The Company is unlikely to declare and pay dividends to stockholders until existing NOL’s have been consumed.

Recent Developments – HARP (Home Affordable Refinancing Program)

Last fall the Federal Housing Finance Agency (FHFA), Fannie Mae and Freddie Mac announced changes to the Home Affordable Refinancing Program (HARP) which became effective on December 1, 2011.  The changes to the program were designed to increase the number of loans currently eligible to be refinanced under existing guidelines and extend the term of the program through the end of 2013.  The changes to the original HARP program are expected to increase refinancing activity of eligible loans – predominantly fixed rate mortgages with higher coupons (ranging from 5.5% to 6.5%) originated between 2006 and 2008.  Only loans originated before May 31, 2009 are eligible for refinancing under HARP.  Management is unable to predict the impact, if any, that the new HARP program terms will have on the Company’s portfolio and results of operations.

The table below provides details of the securities in our two portfolios that are eligible to be refinanced under the new HARP guidelines:

($ in thousands)
Market Value of Securities where Underlying Pools were issued Prior to May 31, 2009
	Underlying Current Gross WAC (Borrower Mortgage Rate)						Total Securities in Sub-Portfolio
	Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio	$6,667	$-	$4,122	$5,028	$-	$15,817	$106,987
Structured security portfolio	$161	$496	$1,281	$5,447	$-	$7,385	$14,619
Total	$6,828	$496	$5,403	$10,475	$-	$23,202	$121,606

Percent of Securities where Underlying Pools were Issued Prior to May 31, 2009
		Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio		6%	-	4%	5%	-	15%
Structured security portfolio		1%	3%	9%	37%	-	51%
Total		6%	-	4%	9%	-	19%

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

GAAP requires the Company’s management to make some complex and subjective decisions and assessments.  The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2011.

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

ITEM 1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The materialization of any risks and uncertainties identified in our forward looking statements  contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse  effects on our  financial  condition,  results of  operations  and cash flows.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2012, the Company issued 72,821 and 77,849 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

Not Applicable.

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
†10.7
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.8
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.9
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.11
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.12
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.13
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011

*10.14	Settlement Agreement and Mutual Release by an among First Bank (as successor to Coast Bank of Florida) and MortCo TRS, LLC dated January 20, 2012
*31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101.INS	Instance Document
**101.SCH	Taxonomy Extension Schema Document
**101.CAL	Taxonomy Extension Calculation Linkbase Document
**101.DEF	Additional Taxonomy Extension Definition Linkbase Document
**101.LAB	Taxonomy Extension Label Linkbase Document
**101.PRE	Taxonomy Extension Presentation Linkbase Document
* Filed herewith. **Furnished electronically herewith † Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 7, 2012	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 7, 2012	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)