Form 10-Q
period 2012-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2012-08-14
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 14, 2012	10,329,421
Class B Common Stock, $0.001 par value	August 14, 2012	31,938
Class C Common Stock, $0.001 par value	August 14, 2012	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$96,993,122	$73,064,201
Unpledged	14,907,851	18,078,052
Total mortgage-backed securities	111,900,973	91,142,253
Cash and cash equivalents	5,452,552	4,300,785
Restricted cash	304,688	417,000
Retained interests in securitizations	4,775,146	3,495,471
Accrued interest receivable	751,601	901,385
Property and equipment, net	3,834,023	3,884,056
Prepaid expenses and other assets, net	4,501,842	5,113,346
Total Assets	$131,520,825	$109,254,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$91,824,989	$69,528,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	67,701	71,829
Accounts payable, accrued expenses and other	6,703,529	7,483,459
Total Liabilities	125,400,659	103,887,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,329,421 shares issued and outstanding as of June 30, 2012 and 10,086,854 shares
issued and outstanding as of December 31, 2011	10,329	10,087
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2012 and December 31, 2011	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2012 and December 31, 2011	32	32
Additional paid-in capital	334,180,785	334,075,197
Accumulated deficit	(328,071,012)	(328,718,780)
Total Stockholders’ Equity	6,120,166	5,366,568
Total Liabilities and Stockholders’ Equity	$131,520,825	$109,254,296
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income	$2,323,237	$2,913,206	$1,084,653	$1,303,366
Interest expense	(181,639)	(158,805)	(108,256)	(72,028)
Net interest income, before interest on junior subordinated notes	2,141,598	2,754,401	976,397	1,231,338
Interest expense on junior subordinated notes	(526,184)	(499,630)	(261,094)	(249,692)
Net interest income	1,615,414	2,254,771	715,303	981,646
(Losses) gains on mortgage-backed securities	(1,549,646)	1,635,921	(1,253,367)	1,396,735
Losses on Eurodollar futures	(425,338)	(355,413)	(263,000)	(364,663)
Net portfolio (deficiency) income	(359,570)	3,535,279	(801,064)	2,013,718

Other income:
Gains on retained interests in securitizations	3,467,427	1,441,044	1,773,935	1,496,248
Other expense	(22,799)	(36,883)	(22,973)	(9,601)
Total other income	3,444,628	1,404,161	1,750,962	1,486,647

Expenses:
Compensation and related benefits	839,372	949,812	411,960	449,060
Directors' fees and liability insurance	273,894	302,863	130,325	153,347
Audit, legal and other professional fees	707,307	1,277,710	291,007	334,597
Direct REIT operating expenses	272,378	271,626	136,843	133,250
Other administrative	344,339	439,497	170,991	221,151
Total expenses	2,437,290	3,241,508	1,141,126	1,291,405

Income (loss) before income taxes	647,768	1,697,932	(191,228)	2,208,960

Income taxes	-	-	-	-

Net income (loss)	$647,768	$1,697,932	$(191,228)	$2,208,960

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.06	$0.17	$(0.02)	$0.22
CLASS B COMMON STOCK
Basic and Diluted	$0.06	$0.17	$(0.02)	$0.22
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,550,853	10,213,843	10,252,672	10,240,468
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$-	$0.0325	$-	$0.0325
CLASS B COMMON STOCK	$-	$0.0325	$-	$0.0325

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2012

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2012	$10,087	$32	$32	$334,075,197	$(328,718,780)	$5,366,568
Net income	-	-	-	-	647,768	647,768
Issuance of Class A common shares for
board compensation and
equity plan exercises	242	-	-	63,302	-	63,544
Amortization of equity plan compensation	-	-	-	42,286	-	42,286

Balances, June 30, 2012	$10,329	$32	$32	$334,180,785	$(328,071,012)	$6,120,166
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$647,768	$1,697,932
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation and equity plan amortization	105,830	148,695
Depreciation and amortization	59,021	60,352
Losses (gains) on mortgage-backed securities	1,549,646	(1,635,921)
Gains on retained interests in securitizations	(3,467,427)	(1,441,044)
Changes in operating assets and liabilities:
Accrued interest receivable	149,784	133,057
Prepaid expenses and other assets, net	596,169	531,681
Accrued interest payable	(4,128)	(48,714)
Accounts payable, accrued expenses and other	(779,930)	(878,272)
NET CASH USED IN OPERATING ACTIVITIES	(1,143,267)	(1,432,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(156,122,526)	(17,674,544)
Sales	124,428,539	26,732,353
Principal repayments	9,400,956	13,705,114
Payments received on retained interests in securitizations	2,187,752	1,592,750
Decrease in restricted cash	112,312	2,439,110
Purchases of property and equipment	(8,988)	(89,349)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(20,001,955)	26,705,434

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	442,916,486	204,568,239
Principal repayments on repurchase agreements	(420,619,497)	(226,054,924)
Dividends paid in cash	-	(333,516)
Stock repurchases	-	(596)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,296,989	(21,820,797)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,151,767	3,452,403
CASH AND CASH EQUIVALENTS, beginning of the period	4,300,785	2,830,584
CASH AND CASH EQUIVALENTS, end of the period	$5,452,552	$6,282,987

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$711,951	$707,149

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2012

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Bimini Capital is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  In addition, a REIT must meet other provisions of the Code to retain its special tax status.  Bimini Capital’s website is located at http://www.biminicapital.com.

On November 3, 2005, Bimini Capital acquired Opteum Financial Services, LLC (“OFS”), and at closing, OFS became a wholly-owned taxable REIT subsidiary (or “TRS”) of Bimini Capital.  OFS was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC (“MortCo”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo TRS, LLC or “MortCo.”

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

Liquidity

At June 30, 2012, Bimini Capital had cash and cash equivalents of $5.5 million, an equity capital base of $6.1 million and an MBS portfolio of $111.9 million.  The Company generated cash flows of $11.9 million from principal and interest payments on its MBS portfolio and $2.2 million from retained interests in securitizations during the six months ended June 30, 2012.  Material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo have significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. Ongoing litigation costs stemming from both the former operations of MortCo and Bimini Capital itself have caused the Company’s overhead to be high in relation to its portfolio size. The smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  In response, beginning in 2007, the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company has attempted to raise capital in Orchid, its wholly-owned subsidiary.  During the second quarter of 2011, the Company took steps related to a proposed public offering of common stock by Orchid.  However, due to market conditions and economic events beyond the Company’s control, the offering was withdrawn.   The Company has continued to evaluate capital raising opportunities for Orchid (See Note 14, Subsequent Events, for recent actions).  Attracting external capital to Orchid would allow the Company to receive fees for managing the Orchid portfolio, decrease the Company’s expenses by allocating certain overhead costs to Orchid, and share in distributions, if any, paid by Orchid to its shareholders. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

Use of Estimates

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All noninterest-bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our noninterest-bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit that would have been in excess of the $250,000 federally insured limit at June 30, 2012 approximated $2.1 million.

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

The fair value of the Company’s investment in MBS is governed by FASB ASC Topic 820, Fair Value Measurement.  The definition of fair value in FASB ASC Topic 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on the average of third-party broker quotes received and/or independent pricing sources when available.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  June 30, 2012 and December 31, 2011, due to the short-term nature of these financial instruments.

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

Bimini Capital’s property and equipment as of June 30, 2012 and December 31, 2011, is presented net of accumulated depreciation of approximately $870,000 and $811,000, respectively. Depreciation expense was approximately $59,000 and $30,000 for the six and three months ended June 30, 2012, respectively, and $60,000 and $28,000 for the six and three months ended June 30, 2011, respectively.

Repurchase Agreements

The Company finances the acquisition of its PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 94 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines or as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest and cash posted as collateral.  At June 30, 2012, the Company had outstanding balances under repurchase agreements with six lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest and cash posted as collateral) of $5.4 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At June 30, 2012, management believes that the Company has complied with Code requirements and Bimini Capital and its qualified REIT subsidiary continue to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

The Company’s U.S. federal income tax returns for years ending on or after December 31, 2008 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The more-likely-than-not threshold is defined as having a likelihood of greater than 50%.  ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company does not expect that this ASU will have any impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12,  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, deferring and superseding certain portions of ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The provisions of this amendment are effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2012 and December 31, 2011:

(in thousands)
	June 30, 2012	December 31, 2011
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$52,551	$25,466
Adjustable-rate Mortgages	-	12,181
Fixed-rate Mortgages	44,442	35,417
Total Pass-Through Certificates	96,993	73,064
Structured MBS Certificates:
Interest Only Securities	4,470	7,074
Inverse Interest Only Securities	10,438	11,004
Total Structured Securities	14,908	18,078
Totals	$111,901	$91,142

The following table summarizes the Company’s MBS portfolio as of June 30, 2012 and December 31, 2011, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2012	December 31, 2011
Less than one year	$-	$102
Greater than one year and less than five years	219	263
Greater than five years and less than ten years	11,543	8,507
Greater than or equal to ten years	100,139	82,270
Totals	$111,901	$91,142

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of June 30, 2012 and December 31, 2011:

(in thousands)
Series	Issue Date	June 30, 2012	December 31, 2011
HMAC 2004-1	March 4, 2004	$100	$218
HMAC 2004-2	May 10, 2004	459	878
HMAC 2004-3	June 30, 2004	1,240	865
HMAC 2004-4	August 16, 2004	1,585	532
HMAC 2004-5	September 28, 2004	1,391	1,002
Total		$4,775	$3,495

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2012, Bimini Capital had outstanding repurchase agreement obligations of approximately $91.8 million with a net weighted average borrowing rate of 0.40%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $97.2 million.  As of December 31, 2011, Bimini Capital had outstanding repurchase agreement obligations of approximately $69.5 million with a net weighted average borrowing rate of 0.43%.  These agreements were collateralized by MBS with a fair value of approximately $73.3 million.

As of June 30, 2012 and December 31, 2011, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$97,213	$-	$-	$97,213
Repurchase agreement liabilities associated with
these securities	$-	$91,825	$-	$-	$91,825
Net weighted average borrowing rate	-	0.40%	-	-	0.40%
December 31, 2011
Fair value of securities pledged, including accrued
interest receivable	$-	$73,305	$-	$-	$73,305
Repurchase agreement liabilities associated with
these securities	$-	$69,528	$-	$-	$69,528
Net weighted average borrowing rate	-	0.43%	-	-	0.43%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at June 30, 2012 and December 31, 2011 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
June 30, 2012
Citigroup Global Markets, Inc.	$1,480	23
Cantor Fitzgerald & Co.	624	4
CRT Capital Group LLC	1,696	14
South Street Securities, LLC	624	23
KGS - Alpha Capital Markets, L.P.	622	17
December 31, 2011
Nomura Securities International, Inc.	$3,474	27

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and June 30, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. As of August 14, 2012, one reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance, which still exists at June 30, 2012.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its overall risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company does not elect hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of June 30, 2012 and December 31, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at June 30, 2012 and December 31, 2011 was approximately $305,000 and $285,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount ranging between $21.0 million and $26.0 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a 7.86% fixed-rate of interest until December 15, 2010, and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of June 30, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.81% on $26.0 million of its junior subordinated notes through March 15, 2016.  The effective interest rate for the junior subordinated notes is 4.31%.  For the six and three months ended June 30, 2012 the Company recorded losses of $294,000 and $232,000, respectively, on Eurodollar futures contracts held as part of its junior subordinated notes hedging strategy, compared to losses of $274,000 and $273,000 for the six and three months ended June 30, 2011, respectively.

The Company also used Eurodollar futures contracts with a notional amount ranging between $30.0 million and $50.0 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of June 30, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.53% on $50.0 million of its repurchase agreement obligations through December 15, 2013. For the six and three months ended June 30, 2012 the Company recorded losses of $131,000 and $31,000, respectively, on Eurodollar futures contracts held as part of its repurchase agreement hedging strategy, compared to losses of $81,000 and $92,000 for the six and three months ended June 30, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2012, the interest rate was 3.97%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 7.  CAPITAL STOCK

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the six and three months ended June 30, 2012 and 2011.

	Six Months Ended June 30,		Three Months Ended June 30,
Shares Issued Related To:	2012	2011	2012	2011
Directors' compensation	242,567	116,076	91,897	62,908
Vesting incentive plan shares	-	13,000	-	-
Total shares of Class A Common Stock issued	242,567	129,076	91,897	62,908

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the six and three months ended June 30, 2012 and 2011.

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

On August 12, 2011, the Company’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of the Company and to associate their interest with those of the Company and its stockholders.  The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.  As of June 30, 2012, no awards have been made under the 2011 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $42,000 and $21,000 for the six and three months ended June 30, 2012, respectively, and $48,000 and $23,000 for the six and three months ended June 30, 2011, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the six months ended June 30, 2012 and 2011 is presented below:

	Six Months Ended June 30,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	401,000	$1.12
Vested	-	-	(13,000)	0.97
Nonvested, at June 30	367,844	$1.11	388,000	$1.13

As of June 30, 2012, there was approximately $199,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 29.7 months.  The intrinsic value of the outstanding phantom shares as of June 30, 2012 and December 31, 2011 is $88,000 and $136,000, respectively.  All outstanding unvested awards at June 30, 2012 were granted with dividend participation rights.

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

On March 2, 2011, MortCo and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (referred to together herein as “MortCo”) received a letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained in the draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

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

MortCo has recognized a liability of $5,087,000 at June 30, 2012 and December 31, 2011, which is included in “Accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets, for the estimated fair value of this obligation. There were no changes in this liability for the six and three months ended June 30, 2012 and 2011.

Consulting Agreement

During 2011, the Company, through Bimini Advisors, entered into an agreement with a consultant pursuant to which the consultant will continue to advise the Company with respect to financing alternatives, banking relationships and external asset management arrangements in connection with the formation, capitalization and operation of Orchid.  Bimini Advisors paid the consultant a $60,000 retainer in 2011.  In addition, if Orchid raised at least $50 million in equity investments by June 30, 2012, Bimini Advisors would pay the consultant 50% of any asset management fees that Bimini Advisors receives from Orchid during the twelve months following the date on which Orchid has received the equity investments.  If Orchid raised at least $50 million in equity investments by June 30, 2012, then the minimum amount to be paid to the consultant under the management fee sharing arrangement would be $487,500 and the maximum would be $1.2 million.  Orchid did not raise capital by June 30, 2012, and except for the $60,000 retainer, the fees described above were not paid.

On February 6, 2012, the consulting agreement was amended.  Under the terms of the amended agreement, Bimini Advisors agreed to pay the consultant an additional $60,000 retainer fee, retroactive to January 2012.  The additional fee was paid in six equal installments of $10,000 through June of 2012. The amended agreement also provides that the obligation to pay the consultant 50% of any asset management fees that Bimini Advisors receives from Orchid following the date on which Orchid has received equity investments of at least $50 million has been extended from June 30, 2012 to December 31, 2012.  There is no longer an explicit minimum amount payable under the management fee sharing arrangement, but the maximum of $1.2 million was retained. The consultant is not entitled to receive fees related to the proposed merger of Orchid with FlatWorld, as described in Note 14, Subsequent Events.

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

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the six and three months ended June 30, 2012 and 2011, the TRSs had no taxable income primarily due to the utilization of NOL carryforwards..

The TRS income tax provisions for the six and three months ended June 30, 2012 and 2011 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the six and three months ended June 30, 2012 and 2011, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.  Therefore, there are no income tax provisions for any period related to the results of operations.

As of June 30, 2012, MortCo has estimated federal NOL carryforwards of approximately $268.6 million, and estimated available Florida NOLs of approximately $41.1 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Similar items for Bimini Advisors are insignificant.

The net deferred tax assets and offsetting valuation allowances for MortCo at June 30, 2012 are both approximately $99.1 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within MortCo.  At June 30, 2012 and December 31, 2011, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and Florida tax NOL carryforwards, which are the primary deferred tax assets of MortCo; therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2012 and 2011.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2012 and 2011.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2012 and 2011. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common shares, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted EPS per Class A common share:
Income (loss) available to Class A common shares:
Basic and diluted	$646	$1,693	$(191)	$2,202
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,329	9,905	10,329	9,905
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	368	388	-	388
Effect of weighting	(146)	(79)	(76)	(53)
Weighted average shares-basic and diluted	10,551	10,214	10,253	10,240
Income (loss) per Class A common share:
Basic and diluted	$0.06	$0.17	$(0.02)	$0.22

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted EPS per Class B common share:
Income (loss) available to Class B common shares:
Basic and diluted	$2	$5	$(1)	$7
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.06	$0.17	$(0.02)	$0.22

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2012
Mortgage-backed securities	$111,901	$-	$111,901	$-
Eurodollar futures contracts	305	305	-	-
Mortgage loans held for sale	27	-	-	27
Retained interests	4,775	-	-	4,775
December 31, 2011
Mortgage-backed securities	$91,142	$-	$91,142	$-
Eurodollar futures contracts	285	285	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,495	-	-	3,495

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 and 2011:

(in thousands)
	2012		2011
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balances, January 1	$3,495	$40	$3,928	$40
Gain (loss) included in earnings	3,467	(13)	1,441	-
Collections	(2,187)	-	(1,593)	-
Balances, June 30	$4,775	$27	$3,776	$40

During the six months ended June 30, 2012 and 2011, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of June 30, 2012.

Retained interest fair value (in thousands)			$4,775
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	23.7% - 44.5% (27.8%)	Next 10 Months
Loans in Foreclosure	100%	23.7% - 44.5% (27.8%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 13 - 30
Loans 60 Day Delinquent	85%	45%	Month 13 - 30
Loans 30 Day Delinquent	75%	45%	Month 13 - 30
Current Loans	10%	60%	Month 31 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
	Discounted Cash flow	2.03 - 3.26 years (2.9)	27.5% (27.5%)

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $84,000 and $67,000 for the six months ended June 30, 2012 and 2011, respectively.

NOTE 14.   SUBSEQUENT EVENTS

FlatWorld Merger

On July 26, 2012, Orchid entered into an Agreement and Plan of Reorganization (the “Agreement”) with FlatWorld Acquisition Corp. (“FlatWorld”).  The proposed business transaction, which is structured as the merger of Orchid into a wholly owned subsidiary of FlatWorld, is expected to be completed in early September 2012.

Under the terms of the Agreement, the Company will receive 141,873 Class A Preferred Shares of FlatWorld exchangeable into 1,418,730 ordinary shares of FlatWorld (the “Merger Consideration”) for an aggregate consideration valued at approximately $14.4 million.  The Merger Consideration is subject to various closing adjustments, including an adjustment based on the total stockholder’s equity of Orchid at the closing of the merger.  In conjunction with the merger, the Company will contribute cash to FlatWorld in the amount of $1,754,281.

As a condition to closing the merger, FlatWorld will provide its current shareholders with the opportunity to redeem their ordinary shares for cash equal to their pro rata share of the aggregate amount on deposit in the trust account set up to hold the proceeds of FlatWorld’s initial public offering (“IPO”) and concurrent private placement.  FlatWorld intends to conduct these redemptions by way of a tender offer.  The tender offer is subject to terms and conditions set forth in materials that FlatWorld has filed with the SEC, including that no more than 825,000 ordinary shares of FlatWorld are validly tendered and not withdrawn as of August 24, 2012 (the “Expiration Date”).  Under certain circumstances, the Expiration Date may be extended.

Following the merger, the investment activities of Orchid will be managed by Bimini Advisors, LLC (“the Manager”), a new entity formed in July 2012 which will be 90% owned by Bimini Advisors and 10% owned by FWC Advisors LLC, an affiliate of FlatWorld’s sponsor. The management arrangement will provide the Company with the ability to earn management fees and share certain overhead expenses with Orchid.  Depending on the number of shares redeemed in the FlatWorld tender offer and certain other closing adjustments, the Class A Preferred Shares to be issued to the Company will represent, on an as-converted basis, not less than 38.2% nor more than 49.1% of the surviving entity’s outstanding shares as of the closing.

Subject to completion of the tender offer on the terms described above and other customary closing conditions, the merger is currently expected to be completed in early September 2012.  In the event more than 825,000 shares are tendered and FlatWorld does not amend the terms of the tender offer to allow for such additional shares to be tendered, the merger will not be consummated.

The merger is described in greater detail in the Current Report on Form 8-K filed by the Company on August 1, 2012.  The Agreement is filed as an exhibit to such Form 8-K.  Also filed as exhibits to such Form 8-K are certain other agreements to be entered into by the Company, Orchid, FlatWorld and their affiliates in connection with the merger.

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

On April 18, 2007, the Company and MortCo decided to close MortCo’s wholesale and conduit mortgage loan origination channels.  Both channels ceased accepting new applications for mortgage loans on April 20, 2007.  On May 7, 2007, MortCo signed a binding agreement, later amended, to sell its retail mortgage loan origination channel to a third party.  The transaction closed on June 30, 2007, and MortCo has not operated a mortgage loan origination business since that date. From the second quarter of 2007 through September 30, 2010, MortCo was reported as a discontinued operation following applicable accounting standards, since most of the remaining assets and liabilities were considered to be contingent and were held by MortCo pursuant to the terms of the disposal of the operations.  The disposal of the retained interests asset was not achieved as a result of the lingering effects of the financial market crisis and a significant lack of investor interest in such securities, even though the Company made efforts to market such securities to previously active market participants. Because MortCo continued to hold these net assets, the remnants of the old mortgage banking business were no longer classified as discontinued operations effective October 1, 2010, and the related assets and liabilities previously classified as held for sale were reclassified to held and used for all periods presented.

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

During the six months ended June 30, 2012, the Company made no dividend distributions and reported a net income of $0.06 per share.  While the Company, in accordance with the Code, will pay distributions to stockholders such that substantially all REIT taxable income is distributed, it has not established a minimum distribution payout level and the ability to pay distributions may be adversely affected by a variety of factors.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, the availability of net operating losses to offset taxable income, and other factors that may be deemed relevant; therefore, distributions may be declared, increased, reduced or eliminated at any time.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook” below for additional information regarding distributions.

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

NET OPERATING LOSSES

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) carried-over from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s (in that order), a REIT may avoid excise taxes solely by application of available NOL’s without paying qualifying dividends to stockholders.  Because Bimini Capital had an estimated $10.7 million of NOL’s available as of December 31, 2011, in the future it could avoid excise taxes by applying such NOL’s to offset REIT taxable income without making any distributions to stockholders.  Further, the REIT could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOL’s are consumed.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the six and three months ended June 30, 2012, as compared to the Company’s results of operations for the six and three months ended June 30, 2011.

Net Income (Loss) Summary

Consolidated net income for the six months ended June 30, 2012 was $0.6 million, or $0.06 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $1.7 million, or $0.17 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2011.

Consolidated net loss for the three months ended June 30, 2012 was $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $2.2 million, or $0.22 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2011.

The components of net income (loss) for the six and three months ended June 30, 2012 and 2011, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2012	2011	Change	2012	2011	Change
Net portfolio interest	$2,142	$2,754	$(612)	$976	$1,231	$(255)
Interest expense on junior subordinated notes	(526)	(500)	(26)	(261)	(250)	(11)
(Losses) gains on MBS and Eurodollar futures	(1,975)	1,281	(3,256)	(1,516)	1,032	(2,548)
Net portfolio (deficiency) income	(359)	3,535	(3,894)	(801)	2,013	(2,814)
Other income	3,445	1,404	2,041	1,751	1,487	264
Expenses	(2,438)	(3,241)	803	(1,141)	(1,291)	150
Net (loss) income	$648	$1,698	$(1,050)	$(191)	$2,209	$(2,400)

 Net Portfolio Income

During the six months ended June 30, 2012, the REIT generated $2.1 million of net portfolio interest income, consisting of $2.3 million of interest income from MBS assets offset by $0.18 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2011, the REIT generated $2.8 million of net portfolio interest income, consisting of $2.9 million of interest income from MBS assets offset by $0.16 million of interest expense on repurchase liabilities.

For the three months ended June 30, 2012, the REIT generated $1.0 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.11 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2011, the REIT generated $1.2 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2012 and 2011 and for the six month periods ended June 30, 2012 and 2011.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
June 30, 2012	$116,753	$1,084	3.71%	$96,778	$108	0.45%	976	3.26%
March 31, 2012	106,374	1,238	4.66%	85,629	73	0.34%	1,165	4.32%
December 31, 2011	89,670	1,039	4.64%	68,462	59	0.35%	980	4.29%
September 30, 2011	101,102	1,133	4.48%	79,750	53	0.26%	1,080	4.22%
June 30, 2011	115,521	1,301	4.51%	93,516	72	0.31%	1,229	4.20%
March 31, 2011	126,084	1,608	5.10%	104,259	87	0.33%	1,521	4.77%
Six Months Ended,
June 30, 2012	$111,564	$2,322	4.16%	$91,203	$182	0.40%	$2,140	3.76%
June 30, 2011	120,802	2,909	4.82%	98,888	159	0.32%	2,750	4.50%

Interest income presented in the table above includes only interest earned on the Company’s MBS investments and excludes interest earned on cash balances. Interest income and net portfolio interest income may not agree with the information presented in the income statement.  Portfolio yields and costs of borrowings presented in the table above and the tables on pages 29 and 30 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented.  Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

Interest Income and Average Earning Asset Yield

Interest income was $2.3 million for the six months ended June 30, 2012 and $2.9 million for the six months ended June 30, 2011 on yields of 4.16% and 4.82%, respectively. Average MBS holdings were $111.6 million and $120.8 million for the six months ended June 30, 2012 and 2011, respectively. The $0.6 million decrease in interest income was due to a 66 basis point decrease in yields, combined with a $9.2 million decrease in average MBS holdings.

Interest income was $1.1 million for the three months ended June 30, 2012 and $1.3 million for the three months ended June 30, 2011 on yields of 3.71% and 4.51%, respectively. Average MBS holdings were $116.8 million and $115.5 million for the three months ended June 30, 2012 and 2011, respectively. The $0.2 million decrease in interest income was due to an 80 basis point decrease in yields, partially offset by a $1.2 million increase in average MBS holdings.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
June 30, 2012	$101,991	$14,762	$116,753	$863	$221	$1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
December 31, 2011	71,230	18,440	89,670	596	443	1,039	3.35%	9.60%	4.64%
September 30, 2011	83,004	18,098	101,102	588	545	1,133	2.84%	12.03%	4.48%
June 30, 2011	98,060	17,461	115,521	755	546	1,301	3.08%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	927	681	1,608	3.42%	15.39%	5.10%
Six Months Ended,
June 30, 2012	$96,008	$15,556	$111,564	$1,637	$685	$2,322	3.41%	8.81%	4.16%
June 30, 2011	103,221	17,581	120,802	1,682	1,227	2,909	3.26%	13.97%	4.82%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $91.2 million and total interest expense was $0.18 million for the six months ended June 30, 2012.  During the six months ended June 30, 2011, average outstanding repurchase agreements were $98.9 million and total interest expense was $0.16 million.  Our average cost of funds was 0.40% and 0.32% for the six months ended June 30, 2012 and 2011, respectively.  There was a $0.02 million increase in interest expense for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. This change was due to an 8 basis point increase in borrowing costs, partially offset by an $7.7 million decrease in average outstanding repurchase agreements for the six months ended June 30, 2012 when compared to the same period ended June 30, 2011.

For the three month period ended June 30, 2012, average outstanding repurchase agreements were $96.8 million and total interest expense was $0.11 million.  During the three months ended June 30, 2011, average outstanding repurchase agreements were $93.5 million and total interest expense was $0.07 million.  Our average cost of funds was 0.45% and 0.31% for the three months ended June 30, 2012 and 2011, respectively.  There was a $0.04 million increase in interest expense for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. This change was due to an $3.3 million increase in average outstanding repurchase agreements combined with a 14 basis point increase in borrowing costs for the three months ended June 30, 2012 when compared to the same period ended June 30, 2011.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds was 21 basis points above average one-month LIBOR and 29 basis points below average six-month LIBOR for the quarter ended June 30, 2012. The average term to maturity of the outstanding repurchase agreements decreased from 25 days at December 31, 2011 to 17 days at June 30, 2012.

The Company has not elected to designate its derivative holdings, specifically, its investment in Eurodollar futures contracts, for hedge accounting treatment under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Changes in fair value of these investments are presented in a separate line item in the Company’s Consolidated Statements of Operations.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the Company’s investment in Eurodollar futures contracts.

(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
June 30, 2012	$96,778	$108	0.45%	0.24%	0.74%	0.21%	(0.29)%
March 31, 2012	85,629	73	0.34%	0.26%	0.76%	0.08%	(0.42)%
December 31, 2011	68,462	59	0.35%	0.26%	0.65%	0.09%	(0.30)%
September 30, 2011	79,750	53	0.26%	0.21%	0.46%	0.05%	(0.20)%
June 30, 2011	93,516	72	0.31%	0.22%	0.43%	0.09%	(0.12)%
March 31, 2011	104,259	87	0.33%	0.26%	0.46%	0.07%	(0.13)%
Years Ended,
June 30, 2012	$91,203	$182	0.40%	0.25%	0.75%	0.15%	(0.35)%
June 30, 2011	98,888	159	0.32%	0.24%	0.44%	0.08%	(0.12)%

Junior Subordinated Notes

The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010 of 7.86%, and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2012, the interest rate was 3.97%.

Interest expense on the Company’s junior subordinated debt securities was $0.53 million and $0.50 million for the six months ended June 30, 2012 and 2011, respectively. The average rate of interest for the six months ended June 30, 2012 was 4.05% compared to 3.84% for the comparable period in 2011. Interest expense increased $0.03 million for the six months ended June 30, 2012 when compared to the same period in 2011 due to the 21 basis point increase in interest rates.

Interest expense on the Company’s junior subordinated debt securities was $0.26 million and $0.25 million for the three months ended June 30, 2012 and 2011, respectively. The average rate of interest for the three months ended June 30, 2012 was 4.02% compared to 3.84% for the comparable period in 2011. Interest expense increased $0.01 million for the three months ended June 30, 2012 when compared to the same period in 2011 due to the 18 basis point increase in interest rates.

Gains and Losses

The table below presents the Company’s gains and losses for the six months ended June 30, 2012 and 2011.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Realized gains on sales of MBS	$170	$543	$(373)	$197	$563	$(366)
Fair value adjustments on MBS	(1,720)	1,093	(2,813)	(1,450)	834	(2,284)
Total (losses) gains on MBS	(1,550)	1,636	(3,186)	(1,253)	1,397	(2,650)
Losses on Eurodollar futures	(425)	(355)	(70)	(263)	(365)	102
Gains on residual interests	3,467	1,441	2,026	1,774	1,496	278

 During the six months ended June 30, 2012 and 2011, the Company received proceeds of $124.4 million and $26.7 million, respectively, from the sales of MBS.

The retained interests in securitizations represent residual interests in loans originated or purchased by MortCo prior to securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve) and loss estimates on the underlying mortgage loans. During the six and three months ended June 30, 2012, the Company recorded gains on retained interests of $3.5 million and $1.8 million, respectively, primarily because the loans underlying the securitizations performed better than expected.

Operating Expenses

For the six and three months ended June 30, 2012, Bimini Capital’s total operating expenses were approximately $2.4 million and $1.1 million, compared to approximately $3.2 million and $1.3 million for the six and three months ended June 30, 2011.  The table below provides a breakdown of operating expenses for the periods ended June 30, 2012 and 2011.

Included in legal fees for the six months ended June 30, 2011 was approximately $805,000 of charges related to the defense of a lawsuit filed against the Company in connection with its repurchase of capital securities of Bimini Capital Trust II for less than par value.  The lawsuit was settled in March 2011.

(in thousands)
	Six Months Ended June 30,				Three Months Ended June 30,
	2012	2011	Change		2012	2011	Change
Direct REIT operating expenses	$272	$272	$	―	$137	$133	$4
Compensation and benefits	839	950		(111)	412	449	(37)
Legal fees	278	965		(687)	100	206	(106)
Accounting, auditing and other professional fees	430	312		118	191	129	62
Directors’ fees and liability insurance	274	303		(29)	130	153	(23)
Other G&A expenses	344	439		(95)	171	221	(50)
	$2,437	$3,241		(804)	$1,141	$1,291	$(150)

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2012, the MBS portfolio consisted of $111.9 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.19%.  During the six months ended June 30, 2012, we received principal repayments of $9.4 million compared to $13.7 million for the comparable period ended June 30, 2011.  The average prepayment speeds for the quarters ended June 30, 2012 and 2011 were 34.7% and 12.7%, respectively.  (See table below for additional prepayment data).

The following table presents the constant prepayment rate (“CPR”) experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  Assets that were not owned for the entire period have been excluded from the calculation.  As such periods of high trading activity, such as the PT MBS portfolio for the three months ended June 30, 2012, can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0
December 31, 2011	14.1	33.7	31.1
September 30, 2011	13.4	22.8	20.9
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of June 30, 2012 and December 31, 2011:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2012
Fixed Rate MBS	44,442	39.7%	2.99%	181	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	52,551	47.0%	2.74%	357	1-Jun-42	80.64	7.74%	1.96%
Total Mortgage-backed Pass-through	96,993	86.7%	2.86%	277	1-Jun-42	80.64	7.74%	1.96%
Structured MBS	14,908	13.3%	5.36%	304	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$111,901	100.0%	3.19%	280	1-Jun-42	NA	NA	NA
December 31, 2011
Adjustable Rate MBS	$12,181	13.4%	2.89%	233	1-Jan-41	4.36	11.07%	2.00%
Fixed Rate MBS	35,417	38.9%	4.84%	178	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	25,466	27.9%	3.57%	354	1-Dec-41	95.21	8.83%	2.00%
Total Mortgage-backed Pass-through	73,064	80.2%	4.07%	249	1-Dec-41	65.82	9.55%	2.00%
Structured MBS	18,078	19.8%	5.61%	300	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$91,142	100.0%	4.37%	259	1-Dec-41	NA	NA	NA

(in thousands)
	June 30, 2012		December 31, 2011
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$102,306	91.43%	$58,628	64.33%
Freddie Mac	7,695	6.88%	27,267	29.92%
Ginnie Mae	1,900	1.70%	5,247	5.76%
Total Portfolio	$111,901	100.00%	$91,142	100.0%

Entire Portfolio	June 30, 2012	December 31, 2011
Weighted Average Pass Through Purchase Price	$104.24	$104.43
Weighted Average Structured Purchase Price	$6.26	$6.13
Weighted Average Pass Through Current Price	$104.81	$106.13
Weighted Average Structured Current Price	$6.63	$6.50
Effective Duration (1)	(0.054)	(3.492)

(1) Effective duration of (0.054) indicates that an interest rate increase of 1.0% would be expected to cause a 0.054% increase in the value of the MBS in the Company’s investment portfolio at June 30, 2012.  An effective duration of (3.492) indicates that an interest rate increase of 1.0% would be expected to cause a 3.492% increase in the value of the MBS in the Company’s investment portfolio at December 31, 2011. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired during the six months ended June 30, 2012 and 2011.

(in thousands)
	2012			2011
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$151,067	104.26	1.80%	$8,915	107.08	2.21%
Structured MBS	5,056	9.49	16.87%	8,759	11.23	17.13%

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

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of June 30, 2012, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	52,551	1,432	(1,432)	(2,865)	2.73%	(2.73)%	(5.46)%
Fixed Rate MBS	44,442	1,271	(1,271)	(2,543)	2.86%	(2.86)%	(5.72)%
Structured MBS	14,908	(2,764)	2,764	5,529	(18.54)%	18.54%	37.08%
Portfolio Total	$111,901	$(61)	$61	$121	(0.05)%	0.05%	0.10%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	52,551	519	(2,010)	(4,584)	0.99%	(3.83)%	(8.72)%
Fixed Rate MBS	44,442	546	(1,679)	(3,719)	1.23%	(3.78)%	(8.37)%
Structured MBS	14,908	(2,487)	3,218	2,771	(16.68)%	21.59%	18.58%
Portfolio Total	$111,901	$(1,422)	$(471)	$(5,532)	(1.27)%	(0.42)%	(4.94)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of June 30, 2012, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$50,000	$(292)	$550	$1,100	(0.53)%	1.01%	2.01%
Junior Subordinated Debt Hedges	26,000	$(673)	$900	$1,800	(0.75)%	1.01%	2.02%
Portfolio Total	$76,000	$(965)	$1,450	$2,900	(0.67)%	1.01%	2.01%

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

Repurchase Agreements

As of June 30, 2012, the Company had established borrowing facilities in the repurchase agreement market with seven counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of June 30, 2012, we had funding in place with six of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2012, the Company had obligations outstanding under the repurchase agreements of approximately $91.8 million with a net weighted average borrowing cost of 0.40%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 3 to 23 days, with a weighted average maturity of 17 days.  Securing the repurchase agreement obligation as of June 30, 2012, are MBS with an estimated fair value, including accrued interest, of $97.2 million and a weighted average maturity of 284 months. Through August 14, 2012, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2012 with maturities through October 23, 2012.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and June 30, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance, which still exists at June 30, 2012.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2012 and 2011.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
June 30, 2012	91,825	96,778	(4,953)	(5.12)%
March 31, 2012	101,730	85,629	16,101	18.80%	(a)
December 31, 2011	69,528	68,462	1,066	1.56%
September 30, 2011	67,396	79,750	(12,354)	(15.49)%	(b)
June 30, 2011	92,105	93,516	(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%	(c)

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

Because our PT MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured MBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT MBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, albeit with potential haircuts.

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

At June 30, 2012, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5% of the estimated fair value of the underlying collateral.

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

As of June 30, 2012, the Company had cash and cash equivalents of $5.5 million.  We generated cash flows of $11.9 million from principal and interest payments on our MBS portfolio and $2.2 million from retained interests during the six months ended June 30, 2012.  The table below summarizes the effect on our liquidity and cash flows from certain contractual obligations as of June 30, 2012.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$91,825	$-	$-	$-	$91,825
Interest expense on repurchase agreements(1)	59	-	-	-	59
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,075	2,063	2,063	19,395	24,596
Totals	$92,959	$2,063	$2,063	$45,395	$142,480

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2012 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of June 30, 2012, $26.8 million of the trust preferred securities of BCT II remain outstanding.

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

As discussed in Note 14 to the Financial Statements, on July 26, 2012, Orchid entered into an Agreement and Plan of Reorganization (the “Agreement”) with FlatWorld Acquisition Corp. (“FlatWorld”). The proposed business transaction, which is structured as the merger of Orchid into a wholly owned subsidiary of FlatWorld, is expected to be completed in early September 2012. Following the closing of the merger, FlatWorld intends to change its name to Orchid Island Holdings, Inc.

Under the terms of the Agreement, the Company will receive 141,873 Class A Preferred Shares of FlatWorld exchangeable into 1,418,730 ordinary shares of FlatWorld (the “Merger Consideration”) for an aggregate consideration valued at approximately $14.4 million.  The Merger Consideration is subject to various closing adjustments, including an adjustment based on the total stockholder’s equity of Orchid at the closing of the merger.  In conjunction with the merger, the Company will contribute cash to FlatWorld in the amount of $1,754,281.

As a condition to closing the merger, FlatWorld will provide its current shareholders with the opportunity to redeem their ordinary shares for cash equal to their pro rata share of the aggregate amount on deposit in the trust account set up to hold the proceeds of FlatWorld’s initial public offering (“IPO”) and concurrent private placement, less taxes and interest earned on the aggregate amount on deposit in the trust account, upon the consummation of the merger.  FlatWorld intends to conduct these redemptions by way of a tender offer.  The tender offer is subject to terms and conditions set forth in materials that FlatWorld has filed with the SEC, including that no more than 825,000 ordinary shares of FlatWorld are validly tendered and not withdrawn as of August 24, 2012 (the “Expiration Date”).  Under certain circumstances, the Expiration Date may be extended.

Following the merger, the investment activities of Orchid will be managed by Bimini Advisors, LLC (“the Manager”), an new entity formed in July 2012 which will be 90% owned by Bimini Advisors and 10% owned by FWC Advisors LLC, an affiliate of FlatWorld’s sponsor. The management arrangement will provide the Company with the ability to earn management fees and share certain overhead expenses with Orchid.  Depending on the number of shares redeemed in the FlatWorld tender offer and certain other closing adjustments, the Class A Preferred Shares to be issued to the Company will represent, on an as-converted basis, not less than 38.2% nor more than 49.1% of the surviving entity’s outstanding shares as of the closing.

Subject to completion of the tender offer on the terms described above and other customary closing conditions, the merger is currently expected to be completed in early September 2012.  In the event more than 825,000 shares are tendered and FlatWorld does not amend the terms of the tender offer to allow for such additional shares to be tendered, the merger will not be consummated.

In connection with the proposed merger, the Company has incurred legal, accounting, investment banking and other fees and expenses.  These costs have been incurred and will be paid regardless of whether the merger is completed.  While the exact amount of these costs is not known at this time, they are expected to be material in relation to the Company’s stockholders’ equity. These costs will further deplete the Company’s capital base and limit the Company’s liquidity, particularly if the merger is not completed.

The Company believes that its fixed cost structure can support the management of a substantially larger MBS portfolio, making any capital raise (either by the merger of Orchid discussed above or directly into the Company) accretive to net income over the long-term.  However, it is likely that any capital raising transaction that the Company may pursue, including the merger with FlatWorld discussed above, will cause an increase in short-term costs and expenses and at least a short-term depletion of capital.  The Company weighs such costs and other transaction risks against the expected long-term benefit of additional capital and/or increased revenues when evaluating such transactions.  In any case, the goal will be a return to sustainable profitability for the long-term.

As a REIT for Federal income tax purposes, the Company is subject to various provisions of the Code, including specific rules related to the sources of its income and the composition of its investment assets.  If the merger described above is consummated, there is the possibility that the Company’s ownership of the Manager’s shares, and/or the management fee income to be received from Orchid, may cause the Company to violate some of the rules in the Code.  Management does not believe that any REIT rules would be currently violated based on the size of Orchid immediately after closing, but the possible future growth of Orchid may create the conditions where a violation could occur.  If such violation of the REIT rules were to occur in the future, the Company might be unable to continue its REIT taxation status.

For the year ended December 31, 2011, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 10 to the accompanying financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital presently had REIT tax net operating loss carryovers of approximately $10.7 million as of December 31, 2011 which are immediately available to offset future REIT taxable income.

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

Recent Developments – HARP (Home Affordable Refinancing Program)

In 2011 the Federal Housing Finance Agency (FHFA), Fannie Mae and Freddie Mac announced changes to the Home Affordable Refinancing Program (HARP) which became effective on December 1, 2011.  The changes to the program were designed to increase the number of loans currently eligible to be refinanced under existing guidelines and extend the term of the program through the end of 2013.  The changes to the original HARP program are expected to increase refinancing activity of eligible loans – predominantly fixed rate mortgages with higher coupons (ranging from 5.5% to 6.5%) originated between 2006 and 2008.  Only loans originated before May 31, 2009 are eligible for refinancing under HARP. To date the impact of the new HARP program terms has been an increase in prepayment speeds with respect to loans eligible for the program, however, the increase has been within expectations and has not had a material impact on the Company’s portfolio and results of operations.

The table below provides details of the securities in our two portfolios that are eligible to be refinanced under the new HARP guidelines:

($ in thousands)
Market Value of Securities where Underlying Pools were issued Prior to May 31, 2009
	Underlying Current Gross WAC (Borrower Mortgage Rate)						Total Securities in Sub-Portfolio
	Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio	$-	$-	$-	$-	$-	$-	$96,993
Structured security portfolio	$304	$341	$2,543	$6,813	$-	$10,001	$14,908
Total	$304	$341	$2,543	$6,813	$-	$10,001	$111,901

Percent of Securities where Underlying Pools were Issued Prior to May 31, 2009
		Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio		-	-	-	-	-	-
Structured security portfolio		2.0%	2.3%	17.1%	45.7%	-	67.1%
Total		0.3%	0.3%	2.3%	6.1%	-	8.9%

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

GAAP requires the Company’s management to make complex and subjective decisions and assessments.  The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2011.

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

On March 2, 2011, MortCo and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (referred to together herein as “MortCo”) received a letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

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

RISKS RELATED TO OUR BUSINESS

Substantial expenses could be incurred in exploring capital raising or other transactions for Orchid Island Capital that are not completed, which could have a material adverse effect on our stockholders’ equity.

The investigation process prior to a potential capital raise, merger or spin-off of Orchid and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed transaction we have investigated, the costs incurred up to that point related to the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a proposed transaction, we may fail to complete the transaction for any number of reasons including those beyond our control. Any such event will result in an expense to us for the related costs incurred which could further deplete our capital base and limit our liquidity.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 30, 2012, the Company issued 9,006 and 82,891 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended June 30, 2012.

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
†10.7
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.8
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.9
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.11
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.12
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.13
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011

10.14
Settlement Agreement and Mutual Release by an among First Bank (as successor to Coast Bank of Florida) and MortCo TRS, LLC dated January 20, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 14, 2012	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 14, 2012	By:	/s/ G. Hunter Haas
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)