Form 10-K
period 2012-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2012-11-02
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 2, 2012	10,329,421
Class B Common Stock, $0.001 par value	November 2, 2012	31,938
Class C Common Stock, $0.001 par value	November 2, 2012	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$113,387,586	$73,064,201
Unpledged	12,351,390	18,078,052
Total mortgage-backed securities	125,738,976	91,142,253
Cash and cash equivalents	7,310,777	4,300,785
Restricted cash	264,969	417,000
Retained interests in securitizations	4,314,687	3,495,471
Accrued interest receivable	664,207	901,385
Property and equipment, net	3,804,647	3,884,056
Prepaid expenses and other assets, net	4,119,857	5,113,346
Total Assets	$146,218,120	$109,254,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$107,121,103	$69,528,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	86,814	71,829
Accounts payable, accrued expenses and other	6,826,134	7,483,459
Total Liabilities	140,838,491	103,887,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,329,421 shares issued and outstanding as of September 30, 2012 and 10,086,854 shares
issued and outstanding as of December 31, 2011	10,329	10,087
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2012 and December 31, 2011	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2012 and December 31, 2011	32	32
Additional paid-in capital	334,201,928	334,075,197
Accumulated deficit	(328,832,692)	(328,718,780)
Total Stockholders’ Equity	5,379,629	5,366,568
Total Liabilities and Stockholders’ Equity	$146,218,120	$109,254,296
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income	$3,487,913	$4,046,746	$1,164,675	$1,133,540
Interest expense	(285,315)	(211,519)	(103,676)	(52,714)
Net interest income, before interest on junior subordinated notes	3,202,598	3,835,227	1,060,999	1,080,826
Interest expense on junior subordinated notes	(791,891)	(749,682)	(265,707)	(250,052)
Net interest income	2,410,707	3,085,545	795,292	830,774
(Losses) gains on mortgage-backed securities	(1,230,829)	(342,624)	318,817	(1,978,544)
Losses on Eurodollar futures	(763,037)	(1,177,712)	(337,700)	(822,300)
Net portfolio income (deficiency)	416,841	1,565,209	776,409	(1,970,070)

Other income:
Gains on retained interests in securitizations	4,204,994	3,891,631	737,567	2,450,587
Other income (expense)	36,002	(51,895)	58,800	(15,013)
Total other income	4,240,996	3,839,736	796,367	2,435,574

Expenses:
Compensation and related benefits	1,231,139	1,392,853	391,767	443,041
Directors' fees and liability insurance	412,109	453,201	138,215	150,338
Audit, legal and other professional fees	2,116,029	2,710,630	1,408,722	1,432,921
Direct REIT operating expenses	408,784	403,252	136,406	131,626
Other administrative	603,688	660,286	259,348	220,786
Total expenses	4,771,749	5,620,222	2,334,458	2,378,712

Loss before income taxes	(113,912)	(215,277)	(761,682)	(1,913,208)

Income taxes	-	-	-	-

Net loss	$(113,912)	$(215,277)	$(761,682)	$(1,913,208)

Basic and Diluted Net loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.01)	$(0.02)	$(0.07)	$(0.19)
CLASS B COMMON STOCK
Basic and Diluted	$(0.01)	$(0.02)	$(0.07)	$(0.19)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,232,169	9,852,956	10,329,421	9,916,755
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$-	$0.0650	$-	$0.0325
CLASS B COMMON STOCK	$-	$0.0650	$-	$0.0325
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2012

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2012	$10,087	$32	$32	$334,075,197	$(328,718,780)	$5,366,568
Net loss	-	-	-	-	(113,912)	(113,912)
Issuance of Class A common shares for
board compensation and
equity plan exercises	242	-	-	63,302	-	63,544
Amortization of equity plan compensation	-	-	-	63,429	-	63,429

Balances, September 30, 2012	$10,329	$32	$32	$334,201,928	$(328,832,692)	$5,379,629
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,912)	$(215,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and equity plan amortization	126,973	221,047
Depreciation and amortization	89,333	89,590
Losses on mortgage-backed securities	1,230,829	342,624
Gains on retained interests in securitizations	(4,204,994)	(3,891,631)
Changes in operating assets and liabilities:
Accrued interest receivable	237,178	34,025
Prepaid expenses and other assets, net	978,154	1,204,684
Accrued interest payable	14,985	(49,326)
Accounts payable, accrued expenses and other	(657,325)	(935,891)
NET CASH USED IN OPERATING ACTIVITIES	(2,298,779)	(3,200,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(177,679,884)	(46,317,169)
Sales	127,708,846	73,326,473
Principal repayments	14,158,821	19,582,841
Payments received on retained interests in securitizations	3,385,778	2,876,916
Decrease in restricted cash	152,031	1,801,317
Purchases of property and equipment	(9,924)	(108,528)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32,284,332)	51,161,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	662,456,590	317,815,006
Principal repayments on repurchase agreements	(624,863,487)	(364,010,848)
Dividends paid in cash	-	(669,077)
Stock repurchases	-	(596)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	37,593,103	(46,865,515)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,009,992	1,096,180
CASH AND CASH EQUIVALENTS, beginning of the period	4,300,785	2,830,584
CASH AND CASH EQUIVALENTS, end of the period	$7,310,777	$3,926,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,062,221	$1,010,527
Income taxes	$-	$17,706

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2012

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

In response, beginning in 2007, the Company has taken significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company has continued to evaluate capital raising opportunities for Orchid, its wholly-owned subsidiary.  Attracting external capital to Orchid would allow the Company to receive fees for managing the Orchid portfolio, decrease the Company’s expenses by allocating certain overhead costs to Orchid, and share in distributions, if any, paid by Orchid to its shareholders.

At September 30, 2012, Bimini Capital had cash and cash equivalents of $7.3 million, an equity capital base of $5.4 million and an MBS portfolio of $125.7 million.  The Company generated cash flows of $17.9 million from principal and interest payments on its MBS portfolio and $3.4 million from retained interests in securitizations during the nine months ended September 30, 2012. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All noninterest-bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our noninterest-bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit that would have been in excess of the $250,000 federally insured limit at September 30, 2012 approximated $2.6 million.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  September 30, 2012 and December 31, 2011, due to the short-term nature of these financial instruments.

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

Bimini Capital’s property and equipment as of September 30, 2012 and December 31, 2011, is presented net of accumulated depreciation of approximately $901,000 and $811,000, respectively. Depreciation expense was approximately $89,000 and $30,000 for the nine and three months ended September 30, 2012, respectively, and $90,000 and $29,000 for the nine and three months ended September 30, 2011, respectively.

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

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest and cash posted as collateral.  At September 30, 2012, the Company had outstanding balances under repurchase agreements with six lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest) of $6.5 million.

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

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At September 30, 2012, management believes that the Company has complied with Code requirements and Bimini Capital and its qualified REIT subsidiary continue to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2012 and December 31, 2011:

(in thousands)
	September 30, 2012	December 31, 2011
Pass-Through Certificates:
Hybrid Adjustable-rate Mortgages	$49,026	$25,466
Adjustable-rate Mortgages	21,603	12,181
Fixed-rate Mortgages	42,759	35,417
Total Pass-Through Certificates	113,388	73,064
Structured MBS Certificates:
Interest Only Securities	3,844	7,074
Inverse Interest Only Securities	8,507	11,004
Total Structured Securities	12,351	18,078
Totals	$125,739	$91,142

The following table summarizes the Company’s MBS portfolio as of September 30, 2012 and December 31, 2011, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2012	December 31, 2011
Less than one year	$-	$102
Greater than one year and less than five years	168	263
Greater than five years and less than ten years	11,252	8,507
Greater than or equal to ten years	114,319	82,270
Totals	$125,739	$91,142

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of September 30, 2012 and December 31, 2011:

(in thousands)
Series	Issue Date	September 30, 2012	December 31, 2011
HMAC 2004-1	March 4, 2004	$153	$218
HMAC 2004-2	May 10, 2004	1,186	878
HMAC 2004-3	June 30, 2004	755	865
HMAC 2004-4	August 16, 2004	900	532
HMAC 2004-5	September 28, 2004	1,321	1,002
Total		$4,315	$3,495

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2012, Bimini Capital had outstanding repurchase agreement obligations of approximately $107.1 million with a net weighted average borrowing rate of 0.43%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $113.6 million.  As of December 31, 2011, Bimini Capital had outstanding repurchase agreement obligations of approximately $69.5 million with a net weighted average borrowing rate of 0.43%.  These agreements were collateralized by MBS with a fair value of approximately $73.3 million.

As of September 30, 2012 and December 31, 2011, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$113,649	$-	$-	$113,649
Repurchase agreement liabilities associated with
these securities	$-	$107,121	$-	$-	$107,121
Net weighted average borrowing rate	-	0.43%	-	-	0.43%
December 31, 2011
Fair value of securities pledged, including accrued
interest receivable	$-	$73,305	$-	$-	$73,305
Repurchase agreement liabilities associated with
these securities	$-	$69,528	$-	$-	$69,528
Net weighted average borrowing rate	-	0.43%	-	-	0.43%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at September 30, 2012 and December 31, 2011 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
September 30, 2012
Citigroup Global Markets, Inc.	$1,699	23
CRT Capital Group LLC	1,491	18
South Street Securities, LLC	1,026	20
SunTrust Robinson Humphrey, Inc.	1,167	17
KGS - Alpha Capital Markets, L.P.	651	17
December 31, 2011
Nomura Securities International, Inc.	$3,474	27

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and September 30, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. As of November 2, 2012, one reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance, which still exists at September 30, 2012.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its overall risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company does not elect hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of September 30, 2012 and December 31, 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at September 30, 2012 and December 31, 2011 was approximately $265,000 and $285,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount ranging between $21.0 million and $26.0 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a 7.86% fixed-rate of interest until December 15, 2010, and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of September 30, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.55% on $26.0 million of its junior subordinated notes through March 14, 2016.  The effective interest rate for the junior subordinated notes is 4.05%.  For the nine and three months ended September 30, 2012 the Company recorded losses of $532,000 and $238,000, respectively, on Eurodollar futures contracts held as part of its junior subordinated notes hedging strategy, compared to losses of $746,000 and $471,000 for the nine and three months ended September 30, 2011, respectively.

The Company also used Eurodollar futures contracts with a notional amount ranging between $30.0 million and $50.0 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of September 30, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.34% on a portion of its repurchase agreement obligations through December 16, 2013. For the nine and three months ended September 30, 2012 the Company recorded losses of $231,000 and $100,000, respectively, on Eurodollar futures contracts held as part of its repurchase agreement hedging strategy, compared to losses of $432,000 and $351,000 for the nine and three months ended September 30, 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2012, the interest rate was 3.89%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 7.  CAPITAL STOCK

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the nine and three months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,		Three Months Ended September 30,
Shares Issued Related To:	2012	2011	2012	2011
Directors' compensation	242,567	188,128	-	72,052
Vesting incentive plan shares	-	13,000	-	-
Total shares of Class A Common Stock issued	242,567	201,128	-	72,052

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the nine and three months ended September 30, 2012 and 2011.

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

On August 12, 2011, the Company’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of the Company and to associate their interest with those of the Company and its stockholders.  The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.  As of September 30, 2012, no awards have been made under the 2011 Plan.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $63,000 and $21,000 for the nine and three months ended September 30, 2012, respectively, and $70,000 and $22,000 for the nine and three months ended September 30, 2011, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the nine months ended September 30, 2012 and 2011 is presented below:

	Nine Months Ended September 30,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	401,000	$1.12
Vested	-	-	(13,000)	0.97
Cancellations	-	-	(20,156)	(1.37)
Nonvested, at September 30	367,844	$1.11	367,844	$1.11

As of September 30, 2012, there was approximately $178,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 26.9 months.  The intrinsic value of the outstanding phantom shares as of September 30, 2012 and December 31, 2011 is $70,000 and $136,000, respectively.  All outstanding unvested awards at September 30, 2012 were granted with dividend participation rights.

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

On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department in October 2012.  It is expected that the joint appeal will be calendared for the Appellate Division’s January 2013 term.  Bimini and BNYM have requested that all proceedings in the trial court be stayed pending resolution of their joint appeal.  That request is currently under consideration by the trial court, and all proceedings have been stayed in the interim.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

MortCo has recognized a liability, which is included in “Accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets, for the estimated fair value of this obligation. Changes in this liability for the nine months ended September 30, 2012 and 2011 are presented in the table below:

(in thousands)
	Nine Months Ended September 30,
	2012	2011
Balance - Beginning of period	$5,087	$5,087
Settlements	(175)	-
Balance - End of period	$4,912	$5,087

Consulting Agreement

During 2011, the Company, through Bimini Advisors, entered into an agreement with a consultant pursuant to which the consultant will continue to advise the Company with respect to financing alternatives, banking relationships and external asset management arrangements in connection with the formation, capitalization and operation of Orchid.  Bimini Advisors paid the consultant a $60,000 retainer in 2011.  In addition, if Orchid raised at least $50 million in equity investments by June 30, 2012, Bimini Advisors would have been obligated to pay the consultant 50% of any asset management fees that Bimini Advisors received from Orchid during the twelve months following the date on which Orchid has received the equity investments.  If Orchid raised at least $50 million in equity investments by June 30, 2012, then the minimum amount that would have been payable to the consultant under the management fee sharing arrangement would be $487,500 and the maximum would be $1.2 million.  Orchid did not raise capital by June 30, 2012, and except for the $60,000 retainer, the fees described above were not paid.

On February 6, 2012, the consulting agreement was amended.  Under the terms of the amended agreement, Bimini Advisors agreed to pay the consultant an additional $60,000 retainer fee.  The additional fee was paid in six equal installments of $10,000 through June of 2012. The amended agreement also provides that the obligation to pay the consultant 50% of any asset management fees that Bimini Advisors receives from Orchid following the date on which Orchid has received equity investments of at least $50 million has been extended from June 30, 2012 to December 31, 2012.  There is no longer an explicit minimum amount payable under the management fee sharing arrangement, but the maximum fee amount of $1.2 million was retained.

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

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the nine and three months ended September 30, 2012 and 2011, MortCo had no taxable income primarily due to the utilization of NOL carryforwards; Bimini Advisors has losses from its inception for income tax purposes.

The TRS income tax provisions for the nine and three months ended September 30, 2012 and 2011 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the nine and three months ended September 30, 2012 and 2011, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.  Therefore, there are no income tax provisions for any period related to the results of operations.

As of September 30, 2012, MortCo has estimated federal NOL carryforwards of approximately $268.4 million, and estimated available Florida NOLs of approximately $40.9 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Similar items for Bimini Advisors are insignificant.

The net deferred tax assets and offsetting valuation allowances for MortCo at September 30, 2012 are both approximately $98.9 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within MortCo.  At September 30, 2012 and December 31, 2011, management believed that it was more likely than not that the Company will not realize the full benefits of all of the federal and Florida tax NOL carryforwards, which are the primary deferred tax assets of MortCo; therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2012 and 2011.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2012 and 2011.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2012 and 2011. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted EPS per Class A common share:
Loss available to Class A common shares:
Basic and diluted	$(114)	$(214)	$(759)	$(1,907)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,329	9,977	10,329	9,977
Effect of weighting	(97)	(124)	-	(60)
Weighted average shares-basic and diluted	10,232	9,853	10,329	9,917
Loss per Class A common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.19)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted EPS per Class B common share:
Loss available to Class B common shares:
Basic and diluted	$-	$(1)	$(2)	$(6)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	32	32	32	32
Loss per Class B common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.19)

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Mortgage-backed securities	$125,739	$-	$125,739	$-
Eurodollar futures contracts	265	265	-	-
Retained interests	4,315	-	-	4,315
December 31, 2011
Mortgage-backed securities	$91,142	$-	$91,142	$-
Eurodollar futures contracts	285	285	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,495	-	-	3,495

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012 and 2011:

(in thousands)
	2012		2011
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balances, January 1	$3,495	$40	$3,928	$40
Gain (loss) included in earnings	4,205	(17)	3,892	-
Collections	(3,385)	(23)	(2,878)	-
Balances, September 30	$4,315	$-	$4,942	$40

During the nine months ended September 30, 2012 and 2011, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of September 30, 2012.

Retained interest fair value (in thousands)			$4,315
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	34.7% - 52.12% (27.8%)	Next 10 Months
Loans in Foreclosure	100%	34.7% - 52.12% (27.8%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 13 - 30
Loans 60 Day Delinquent	85%	45%	Month 13 - 30
Loans 30 Day Delinquent	75%	45%	Month 13 - 30
Current Loans	2.5% - 4.1%	45%	Month 31 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
Nominal Cashflows	Discounted Cash flow	5.3 - 14.8 years (11.9)	27.5% (27.5%)
Discounted Cashflows	Discounted Cash flow	0.9 - 8.7 years (2.0)	27.5% (27.5%)

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $102,000 and $95,000 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 14.   SUBSEQUENT EVENTS

On October 22, 2012, Orchid filed a Form S-11 Registration Statement (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in connection with a proposed initial public offering (the “Offering”) of its common stock (the “Shares”).  The number of shares of common stock and the price range of the offering have not yet been determined.  The net proceeds of the Offering are expected to be used to purchase pass-through Agency residential mortgage-backed securities and structured Agency residential mortgage-backed securities.  Orchid intends to elect to be taxed as a real estate investment trust for federal income tax purposes.

The Company, through Bimini Advisors, Inc., its taxable REIT subsidiary (the “Manager”), expects to provide management services to Orchid pursuant to the terms of a Management Agreement that is expected to be entered into by Orchid and the Manager upon completion of the Offering (the “Management Agreement”).  The terms of the Management Agreement have not yet been finalized.

The Registration Statement has been filed by Orchid with the SEC but has not yet become effective.  There can be no assurance that the Offering will be completed, or if completed, the terms thereof.  The securities of Orchid may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.  The offering of the Shares will be made only by means of a prospectus when made available by the underwriters of the Offering to potential investors.

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

These forward-looking statements are subject to various risks and uncertainties, including, but not limited to, those described or incorporated by reference in “Part II - Item 1A - Risk Factors” of this Form 10-Q. These and other risks, uncertainties and factors, including those described in reports that the Company files from time to time with the SEC, could cause the Company’s actual results to differ materially from those reflected in such forward-looking statements. All forward-looking statements speak only as of the date they are made and the Company does not undertake, and specifically disclaims, any obligation to update or revise any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

As a REIT, Bimini Capital may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of the calendar year.  Accordingly, Bimini Capital’s dividends are based on its REIT taxable income (after considering the possible impact of applying NOLs to the income as described below in “Net Operating Losses”), as determined for federal income tax purposes, as opposed to its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

During the three months ended September 30, 2012, the Company made no dividend distributions.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  The Company declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  In August 2011, the Company announced that it would suspend its quarterly dividend until at least early 2012.  The Company continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, the Company is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

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

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the nine and three months ended September 30, 2012, as compared to the Company’s results of operations for the nine and three months ended September 30, 2011.

Net Loss Summary

Consolidated net loss for the nine months ended September 30, 2012 was $0.1 million, or $0.01 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, for the nine months ended September 30, 2011.

Consolidated net loss for the three months ended September 30, 2012 was $0.8 million, or $0.07 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $1.9 million, or $0.19 basic and diluted loss per share of Class A Common Stock, for the three months ended September 30, 2011.

The components of net loss for the nine and three months ended September 30, 2012 and 2011, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2012	2011	Change	2012	2011	Change
Net portfolio interest	$3,203	$3,835	$(632)	$1,061	$1,081	$(20)
Interest expense on junior subordinated notes	(792)	(750)	(42)	(266)	(250)	(16)
Losses on MBS and Eurodollar futures	(1,994)	(1,520)	(474)	(19)	(2,801)	2,782
Net portfolio income (deficiency)	417	1,565	(1,148)	776	(1,970)	2,746
Other income	4,241	3,840	401	796	2,436	(1,640)
Expenses	(4,772)	(5,620)	848	(2,334)	(2,379)	45
Net loss	$(114)	$(215)	$101	$(762)	$(1,913)	$1,151

 Net Portfolio Income

During the nine months ended September 30, 2012, the REIT generated $3.2 million of net portfolio interest income, consisting of $3.5 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2011, the REIT generated $3.8 million of net portfolio interest income, consisting of $4.0 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

For the three months ended September 30, 2012, the REIT generated $1.1 million of net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2011, the REIT generated $1.1 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate for each quarter in 2012 and 2011 and for the nine month periods ended September 30, 2012 and 2011.

(dollars in thousands)
	Average		Yield on				Net
	MBS		Average	Average		Average	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held	Income	Securities	Agreements	Expense	Funds	Income	Spread
Three Months Ended,
September 30, 2012	$118,820	$1,164	3.92%	$99,473	$104	0.42%	$1,060	3.50%
June 30, 2012	116,753	1,084	3.71%	96,778	108	0.45%	976	3.26%
March 31, 2012	106,374	1,238	4.66%	85,629	73	0.34%	1,165	4.32%
December 31, 2011	89,670	1,039	4.64%	68,462	59	0.35%	980	4.29%
September 30, 2011	101,102	1,133	4.48%	79,750	53	0.26%	1,080	4.22%
June 30, 2011	115,521	1,301	4.51%	93,516	72	0.31%	1,229	4.20%
March 31, 2011	126,084	1,608	5.10%	104,259	87	0.33%	1,521	4.77%
Nine Months Ended,
September 30, 2012	$113,983	$3,486	4.08%	$93,960	$285	0.40%	$3,201	3.68%
September 30, 2011	114,236	4,042	4.72%	92,509	212	0.30%	3,830	4.42%

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

Interest Income and Average Earning Asset Yield

Interest income was $3.5 million for the nine months ended September 30, 2012 and $4.0 million for the nine months ended September 30, 2011 on yields of 4.08% and 4.72%, respectively. Average MBS holdings were $114.0 million and $114.2 million for the nine months ended September 30, 2012 and 2011, respectively. The $0.6 million decrease in interest income was due to a 64 basis point decrease in yields, combined with a $0.3 million decrease in average MBS holdings.

Interest income was $1.2 million for the three months ended September 30, 2012 and $1.1 million for the three months ended September 30, 2011 on yields of 3.92% and 4.48%, respectively. Average MBS holdings were $118.8 million and $101.1 million for the three months ended September 30, 2012 and 2011, respectively. The $0.03 million increase in interest income was due to a $17.7 million increase in average MBS holdings, partially offset by a 56 basis point decrease in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS for each quarter in 2012 and 2011 and for the nine month periods ended September 30, 2012 and 2011.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
September 30, 2012	$105,190	$13,630	$118,820	$696	$468	$1,164	2.65%	13.75%	3.92%
June 30, 2012	101,991	14,762	116,753	863	221	1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
December 31, 2011	71,230	18,440	89,670	596	443	1,039	3.35%	9.60%	4.64%
September 30, 2011	83,004	18,098	101,102	588	545	1,133	2.84%	12.03%	4.48%
June 30, 2011	98,060	17,461	115,521	755	546	1,301	3.08%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	927	681	1,608	3.42%	15.39%	5.10%
Nine Months Ended,
September 30, 2012	$99,069	$14,914	$113,983	$2,333	$1,153	$3,486	3.14%	10.31%	4.08%
September 30, 2011	96,482	17,754	114,236	2,270	1,772	4,042	3.14%	13.31%	4.72%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $94.0 million and total interest expense was $0.3 million for the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, average outstanding repurchase agreements were $92.5 million and total interest expense was $0.2 million.  Our average cost of funds was 0.40% and 0.30% for the nine months ended September 30, 2012 and 2011, respectively.  There was a $0.1 million increase in interest expense for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. This change was due to a 10 basis point increase in borrowing costs, combined with a $1.5 million increase in average outstanding repurchase agreements for the nine months ended September 30, 2012 when compared to the same period ended September 30, 2011.

For the three month period ended September 30, 2012, average outstanding repurchase agreements were $99.5 million and total interest expense was $0.1 million.  During the three months ended September 30, 2011, average outstanding repurchase agreements were $79.8 million and total interest expense was $0.1 million.  Our average cost of funds was 0.42% and 0.26% for the three months ended September 30, 2012 and 2011, respectively.  There was a $0.1 million increase in interest expense for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. This change was due to a $19.7 million increase in average outstanding repurchase agreements combined with a 16 basis point increase in borrowing costs for the three months ended September 30, 2012 when compared to the same period ended September 30, 2011.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average cost of funds was 19 basis points above average one-month LIBOR and 28 basis points below average six-month LIBOR for the quarter ended September 30, 2012. The average term to maturity of the outstanding repurchase agreements decreased from 25 days at December 31, 2011 to 18 days at September 30, 2012.

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

The table below presents the average repurchase agreements outstanding, interest expense and average cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2012 and 2011 and for the nine month periods ended September 30, 2012 and 2011.

(dollars in thousands)
						Average	Average
	Average					Cost of Funds	Cost of Funds
	Balance of			Average	Average	Relative to	Relative to
	Repurchase	Interest	Average	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
September 30, 2012	$99,473	$104	0.42%	0.23%	0.70%	0.19%	(0.28)%
June 30, 2012	96,778	108	0.45%	0.24%	0.74%	0.21%	(0.29)%
March 31, 2012	85,629	73	0.34%	0.26%	0.76%	0.08%	(0.42)%
December 31, 2011	68,462	59	0.35%	0.26%	0.65%	0.09%	(0.30)%
September 30, 2011	79,750	53	0.26%	0.21%	0.46%	0.05%	(0.20)%
June 30, 2011	93,516	72	0.31%	0.22%	0.43%	0.09%	(0.12)%
March 31, 2011	104,259	87	0.33%	0.26%	0.46%	0.07%	(0.13)%
Years Ended,
September 30, 2012	$93,960	$285	0.40%	0.25%	0.73%	0.15%	(0.33)%
September 30, 2011	92,509	212	0.30%	0.23%	0.45%	0.07%	(0.15)%

Junior Subordinated Notes

The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010 of 7.86%, and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2012, the interest rate was 3.89%.

Interest expense on the Company’s junior subordinated debt securities was $0.79 million and $0.75 million for the nine months ended September 30, 2012 and 2011, respectively. The average rate of interest for the nine months ended September 30, 2012 was 4.06% compared to 3.84% for the comparable period in 2011. Interest expense increased $0.04 million for the nine months ended September 30, 2012 when compared to the same period in 2011 due to the 22 basis point increase in interest rates.

Interest expense on the Company’s junior subordinated debt securities was $0.27 million and $0.25 million for the three months ended September 30, 2012 and 2011, respectively. The average rate of interest for the three months ended September 30, 2012 was 4.09% compared to 3.85% for the comparable period in 2011. Interest expense increased $0.02 million for the three months ended September 30, 2012 when compared to the same period in 2011 due to the 24 basis point increase in interest rates.

Gains and Losses

The table below presents the Company’s gains and losses for the nine months ended September 30, 2012 and 2011.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Realized gains on sales of MBS	$174	$937	$(763)	$3	$394	$(391)
Fair value adjustments on MBS	(1,405)	(1,280)	(125)	316	(2,373)	2,689
Total losses on MBS	(1,231)	(343)	(888)	319	(1,979)	2,298
Losses on Eurodollar futures	(763)	(1,178)	415	(338)	(822)	484
Gains on residual interests	4,205	3,892	313	738	2,451	(1,713)

 During the nine months ended September 30, 2012 and 2011, the Company received proceeds of $127.7 million and $73.3 million, respectively, from the sales of MBS.

The retained interests in securitizations represent residual interests in loans originated or purchased by MortCo prior to securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve) and loss estimates on the underlying mortgage loans. During the nine and three months ended September 30, 2012, the Company recorded gains on retained interests of $4.2 million and $0.7 million, respectively, primarily because the loans underlying the securitizations performed better than expected.

Operating Expenses

For the nine and three months ended September 30, 2012, Bimini Capital’s total operating expenses were approximately $4.8 million and $2.3 million, compared to approximately $5.6 million and $2.4 million for the nine and three months ended September 30, 2011.

Included in legal fees for the nine months ended September 30, 2011 was approximately $0.7 million of charges related to the defense of a lawsuit filed against the Company in connection with its repurchase of capital securities of Bimini Capital Trust II for less than par value.  The lawsuit was settled in March 2011.

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

On July 26, 2012, the Company and Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”).  The proposed business transaction, which was structured as the merger of Orchid into a wholly owned subsidiary of FlatWorld, was expected to be completed in early September 2012.  As a condition to closing the merger, FlatWorld provided its current shareholders with the opportunity to redeem their ordinary shares for cash by way of a tender offer without a shareholder vote and pursuant to the tender offer rules of the Securities and Exchange Commission. The tender offer, which expired on September 6, 2012 (the “Expiration Date”), was conditioned on, among other things, no more than 825,000 ordinary shares of FlatWorld being validly tendered and not validly withdrawn prior to the Expiration Date. The actual number of shares validly tendered and not validly withdrawn as of the Expiration Date exceeded the 825,000 threshold. As a result, on September 6, 2012, FlatWorld terminated the tender offer, the condition to closing the proposed merger was not met and the merger was not consummated.  Included in other professional fees for the nine and three months ended September 30, 2012 are approximately $0.9 million of expenses related to this attempted transaction.

The table below provides a breakdown of operating expenses for the periods ended September 30, 2012 and 2011.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2012	2011	Change	2012	2011	Change
Direct REIT operating expenses	$409	$403	$6	$136	$132	$4
Compensation and benefits	1,231	1,393	(162)	392	443	(51)
Legal fees	650	1,161	(511)	372	196	176
Accounting, auditing and other professional fees	1,466	1,550	(84)	1,037	1,237	(200)
Directors’ fees and liability insurance	412	453	(41)	138	150	(12)
Other G&A expenses	604	660	(56)	259	221	38
	$4,772	$5,620	(848)	$2,334	$2,379	$(45)

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2012, the MBS portfolio consisted of $125.7 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.19%.  During the nine months ended September 30, 2012, we received principal repayments of $14.2 million compared to $19.6 million for the comparable period ended September 30, 2011.  The average prepayment speeds for the quarters ended September 30, 2012 and 2011 were 26.7% and 20.9%, respectively.  (See table below for additional prepayment data).

The following table presents the constant prepayment rate (“CPR”) experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  Assets that were not owned for the entire period have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity, such as the PT MBS portfolio for the three months ended June 30, 2012, can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2012	8.8	34.9	26.7
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0
December 31, 2011	14.1	33.7	31.1
September 30, 2011	13.4	22.8	20.9
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of September 30, 2012 and December 31, 2011:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2012
Adjustable Rate MBS	$21,603	17.2%	3.26%	270	1-Sep-35	8.52	9.72%	2.00%
Fixed Rate MBS	42,759	34.0%	3.01%	179	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	49,026	39.0%	2.77%	355	1-Jun-42	77.9	7.77%	1.96%
Total Mortgage-backed Pass-through	113,388	90.2%	2.95%	272	1-Jun-42	56.68	8.37%	1.97%
Structured MBS	12,351	9.8%	5.36%	301	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$125,739	100.0%	3.19%	275	1-Jun-42	NA	NA	NA
December 31, 2011
Adjustable Rate MBS	$12,181	13.4%	2.89%	233	1-Jan-41	4.36	11.07%	2.00%
Fixed Rate MBS	35,417	38.9%	4.84%	178	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	25,466	27.9%	3.57%	354	1-Dec-41	95.21	8.83%	2.00%
Total Mortgage-backed Pass-through	73,064	80.2%	4.07%	249	1-Dec-41	65.82	9.55%	2.00%
Structured MBS	18,078	19.8%	5.61%	300	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$91,142	100.0%	4.37%	259	1-Dec-41	NA	NA	NA

(in thousands)
	September 30, 2012		December 31, 2011
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$117,385	93.36%	$58,628	64.32%
Freddie Mac	6,631	5.27%	27,267	29.92%
Ginnie Mae	1,723	1.37%	5,247	5.76%
Total Portfolio	$125,739	100.00%	$91,142	100.0%

Entire Portfolio	September 30, 2012	December 31, 2011
Weighted Average Pass Through Purchase Price	$104.9	$104.43
Weighted Average Structured Purchase Price	$6.21	$6.13
Weighted Average Pass Through Current Price	$106.59	$106.13
Weighted Average Structured Current Price	$6.55	$6.50
Effective Duration (1)	2.654	(3.492)

(1) Effective duration of 2.654 indicates that an interest rate increase of 1.0% would be expected to cause a 2.654% decrease in the value of the MBS in the Company’s investment portfolio at September 30, 2012.  An effective duration of (3.492) indicates that an interest rate increase of 1.0% would be expected to cause a 3.492% increase in the value of the MBS in the Company’s investment portfolio at December 31, 2011. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired during the nine months ended September 30, 2012 and 2011.

(in thousands)
	2012			2011
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
Pass-through MBS	$172,624	104.65	1.79%	$26,631	105.69	1.95%
Structured MBS	5,056	9.49	16.87%	19,686	11.14	15.91%

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

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of September 30, 2012, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$21,603	$487	$(487)	$(975)	2.26%	(2.26)%	(4.52)%
Hybrid Adjustable Rate MBS	49,026	3,321	(3,321)	(6,642)	6.77%	(6.77)%	(13.54)%
Fixed Rate MBS	42,759	1,742	(1,742)	(3,485)	4.07%	(4.07)%	(8.14)%
Structured MBS	12,351	(2,214)	2,214	4,428	(17.93)%	17.93%	35.86%
Portfolio Total	$125,739	$3,336	$(3,336)	$(6,674)	2.65%	(2.65)%	(5.30)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
		$ Change in Fair Value			% Change in Fair Value
	Fair Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$21,603	$279	$(502)	$(1,036)	1.29%	(2.32)%	(4.80)%
Hybrid Adjustable Rate MBS	49,026	2,869	(3,476)	(7,012)	5.85%	(7.09)%	(14.30)%
Fixed Rate MBS	42,759	1,177	(1,947)	(4,136)	2.75%	(4.55)%	(9.67)%
Structured MBS	12,351	(2,246)	3,252	8,357	(18.18)%	26.33%	67.66%
Portfolio Total	$125,739	$2,079	$(2,673)	$(3,827)	1.65%	(2.13)%	(3.04)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of September 30, 2012, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount (1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$170,000	$(144)	$425	$850	(0.34)%	1.00%	2.01%
Junior Subordinated Debt Hedges	339,000	(468)	848	1,695	(0.56)%	1.01%	2.01%
Portfolio Total	$509,000	$(612)	$1,273	$2,545	(0.48)%	1.00%	2.01%

(1) Represents the total cumulative contract/notional amount of Eurodollar futures contracts outstanding.

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

Repurchase Agreements

As of September 30, 2012, the Company had established borrowing facilities in the repurchase agreement market with eight counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of September 30, 2012, we had funding in place with six of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2012, the Company had obligations outstanding under the repurchase agreements of approximately $107.1 million with a net weighted average borrowing cost of 0.43%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 4 to 24 days, with a weighted average maturity of 18 days.  Securing the repurchase agreement obligation as of September 30, 2012, are MBS with an estimated fair value, including accrued interest, of $113.6 million and a weighted average maturity of 282 months. Through November 2, 2012, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2012 with maturities through January 29, 2013.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and September 30, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance, which still exists at September 30, 2012.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

The table below presents information about our period end and average repurchase agreement obligations for each quarter in 2012 and 2011.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
September 30, 2012	$107,121	$99,473	$7,648	7.69%
June 30, 2012	91,825	96,778	(4,953)	(5.12)%
March 31, 2012	101,730	85,629	16,101	18.80%	(a)
December 31, 2011	69,528	68,462	1,066	1.56%
September 30, 2011	67,396	79,750	(12,354)	(15.49)%	(b)
June 30, 2011	92,105	93,516	(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%	(c)

(a) The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT MBS that the Company funds through the repo market.  During the quarter ended March 31, 2012, the Company’s investment in PT MBS increased $33.9 million.

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

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings and (c) the payment of dividends to the extent required for Bimini’s continued qualification as a REIT.

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

At September 30, 2012, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.5% of the estimated fair value of the underlying collateral.

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

As a result of losses incurred during and after the period when MortCo operated a mortgage loan origination business, the Company was forced to materially downsize its investment portfolio to raise cash, and was left with a depleted capital base.  This period covered the years 2006, 2007 and 2008. These losses reduced the Company’s access to funding via repurchase agreements.  In order to augment its existing leveraged MBS portfolio with alternative sources of income, the Company developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in the portfolio.  Such securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.

As of September 30, 2012, the Company had cash and cash equivalents of $7.3 million.  We generated cash flows of $17.9 million from principal and interest payments on our MBS portfolio and $3.4 million from retained interests during the nine months ended September 30, 2012.  The table below summarizes the effect on our liquidity and cash flows from certain contractual obligations as of September 30, 2012.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$107,121	$-	$-	$-	$107,121
Interest expense on repurchase agreements(1)	69	-	-	-	69
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	920	1,762	1,762	16,340	20,784
Totals	$108,110	$1,762	$1,762	$42,340	$153,974

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2012 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.74 million of its junior subordinated notes issued to BCT II.  As of September 30, 2012, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

As disclosed above, MortCo, in previous years, incurred significant losses in the operation of a mortgage loan origination business.  The Company materially downsized its investment portfolio to raise cash to fund the MortCo operations, leaving the Company with a significantly smaller capital base.  This smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  Since MortCo terminated its operations in 2007, the Company has taken several significant steps designed to increase its probability of generating profits going forward, including a re-structuring of the portfolio, reducing expenses, retiring debt, and settling various litigation matters.  In general, the Company still needs to increase its capital base, and/or create alternative sources of revenues, to ensure the generation of profits over the long-term.  However, primarily because of litigation arising out of MortCo’s prior mortgage business, raising capital directly into the Company has not been possible to date.

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

The Company has since taken additional steps to launch Orchid and increase assets under management.  On July 26, 2012, Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”). The proposed business transaction, which was structured as the merger of Orchid into a wholly owned subsidiary of FlatWorld, was expected to be completed in early September 2012. However, certain conditions of the merger were not met and the merger was not consummated.  The Company’s loss for the nine and three months ended September 31, 2012 included approximately $0.9 million of expenses related to this attempted transaction. On October 22, 2012, the Company filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed initial public offering of common equity for Orchid.  At this time, it is not known when or if such offering will be consummated. The Company, through Bimini Advisors, Inc., its taxable REIT subsidiary, would provide management services to Orchid following the completion of the proposed offering, thereby creating a new revenue stream for the Company.

For the year ended December 31, 2011, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 10 to the accompanying financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital had REIT tax net operating loss carryovers of approximately $10.7 million as of December 31, 2011 which are immediately available to offset future REIT taxable income.

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

Recent Developments – HARP (Home Affordable Refinancing Program)

In 2011 the Federal Housing Finance Agency (FHFA), Fannie Mae and Freddie Mac announced changes to the Home Affordable Refinancing Program (HARP) which became effective on December 1, 2011.  The changes to the program were designed to increase the number of loans currently eligible to be refinanced under existing guidelines and extend the term of the program through the end of 2013.  The changes to the original HARP program were expected to increase refinancing activity of eligible loans – predominantly fixed rate mortgages with higher coupons (ranging from 5.5% to 6.5%) originated between 2006 and 2008.  Only loans originated before May 31, 2009 are eligible for refinancing under HARP. To date the impact of the new HARP program terms has been an increase in prepayment speeds with respect to loans eligible for the program, however, the increase has been within management’s expectations and has not had a material impact on the Company’s portfolio and results of operations.

The table below provides details of the securities in our two portfolios that are eligible to be refinanced under the new HARP guidelines:

($ in thousands)
Market Value of Securities where Underlying Pools were issued Prior to May 31, 2009
	Underlying Current Gross WAC (Borrower Mortgage Rate)						Total Securities in Sub-Portfolio
	Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio	$18,241	$-	$-	$-	$-	$18,241	$113,388
Structured security portfolio	$330	$-	$2,291	$4,992	$591	$8,204	$12,351
Total	$18,571	$-	$2,291	$4,992	$591	$26,445	$125,739

Percent of Securities where Underlying Pools were Issued Prior to May 31, 2009
		Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
Pass-through portfolio		16.1%	-	-	-	-	16.1%
Structured security portfolio		2.7%	-	18.5%	40.4%	4.8%	66.4%
Total		14.8%	-	1.8%	4.0%	0.5%	21.0%

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements.  These financial statements are prepared in accordance with GAAP. The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

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

On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department in October 2012.  It is expected that the joint appeal will be calendared for the Appellate Division’s January 2013 term.  Bimini and BNYM have requested that all proceedings in the trial court be stayed pending resolution of their joint appeal.  That request is currently under consideration by the trial court, and all proceedings have been stayed in the interim.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

The investigation process prior to a potential capital raise, merger or spin-off of Orchid and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention as well as substantial fees payable to accountants, attorneys, investment bankers and other third parties. If we decide not to enter into an agreement with respect to a specific proposed transaction we have investigated, the costs incurred up to that point related to the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a proposed transaction, we may fail to complete the transaction for any number of reasons including those beyond our control. Any such event will result in an expense to us for the related costs incurred which could further deplete our capital base and limit our liquidity.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

        The Company did not repurchase any shares of its stock during the three months ended September 30, 2012.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 2, 2012	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 2, 2012	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)