Form 10-K
period 2012-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2013-03-20
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2012:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,440,519	$2,000,000 (a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2012.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 20, 2013	10,633,116
Class B Common Stock, $0.001 par value	March 20, 2013	31,938
Class C Common Stock, $0.001 par value	March 20, 2013	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be held on Tuesday, June 11, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we” or “us”), is primarily in the business of investing in mortgage-backed securities.  We are organized and operate as a real estate investment trust, or “REIT”, for federal income tax purposes, and as of December 31, 2012, our corporate structure included a qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”), and two taxable REIT subsidiaries (“TRS”).  Bimini Capital’s website is located at http://www.biminicapital.com.

History – Inception Through 2007

We were originally formed in September 2003 as Bimini Mortgage Management, Inc. (“Bimini Mortgage”) for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  Through November 2, 2005, we operated solely as a REIT.

•
On November 3, 2005, Bimini Mortgage acquired Opteum Financial Services, LLC (“OFS”).  Upon closing of the transaction, OFS became a wholly-owned taxable REIT subsidiary.  From November 3, 2005 to June 30, 2007, we operated a mortgage banking business through OFS.  This entity ceased originating loans during the second quarter of 2007, and other parts of the business were sold. This entity was renamed Orchid Island TRS, LLC (“OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC (“MortCo”) effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo.

•	On February 10, 2006, Bimini Mortgage changed its name to Opteum Inc. (“Opteum”). On September 28, 2007, Opteum changed its name to Bimini Capital Management, Inc.

History – 2008 to the Present

•
In August 2008, the Company began employing an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in its pass-through (“PT”) MBS portfolio.  Structured securities are not typically funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.

•
During the second quarter of 2011, the Company took steps related to a proposed public offering of Orchid common stock.  The offering was expected to be completed in July 2011.  Due to several market factors and economic events beyond the Company’s control, the offering was withdrawn.

•
In July 2012, the Company and Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”).  The proposed business transaction, which was structured as the merger of Orchid into a wholly owned subsidiary of FlatWorld, was expected to be completed in early September 2012.  As a condition to closing the merger, FlatWorld provided its current shareholders with the opportunity to redeem their ordinary shares for cash by way of a tender offer without a shareholder vote and pursuant to the tender offer rules of the Securities and Exchange Commission. The tender offer, which expired on September 6, 2012 (the “Expiration Date”), was conditioned on, among other things, no more than 825,000 ordinary shares of FlatWorld being validly tendered and not validly withdrawn prior to the Expiration Date. The actual number of shares validly tendered and not validly withdrawn as of the Expiration Date exceeded the 825,000 threshold. As a result, on September 6, 2012, FlatWorld terminated the tender offer, the condition to closing the proposed merger was not met and the merger was not consummated.

•
On February 20, 2013, Orchid sold 2,360,000 shares of its common stock in an initial public offering for aggregate proceeds of approximately $35.4 million.  After the offering, Bimini owns approximately 29.38% of Orchid’s common stock.  At the closing of the offering, Orchid entered into a management agreement with Bimini Advisors, LLC, a wholly-owned subsidiary of Bimini. Under the management agreement, Bimini Advisors will oversee the business affairs of Orchid and in return will receive a fee for these services.

We have concluded that, after the close of its public offering, Orchid is a variable interest entity (“VIE”) pursuant to generally accepted accounting principles.  We have reached this conclusion because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. We have also concluded that Bimini is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, we will continue to consolidate Orchid in our Consolidated Financial Statements.

Structure

Bimini Capital and Orchid have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. MortCo has been treated as a TRS since its acquisition.  Bimini Advisors, Inc. and its wholly owned subsidiary, Bimini Advisors, LLC, (together “Bimini Advisors”) is a TRS incorporated in 2011.  Both MortCo and Bimini Advisors are taxed separately from the REIT.

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

Description of Our Business

Investment Objective

We manage a portfolio of agency MBS and structured MBS.  We intend to generate income derived from the net interest margin of our MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from our unlevered portfolio of structured MBS.  We seek to minimize the volatility of both the income generated by our portfolio and the value of our portfolio of securities through our capital allocation, asset selection, interest rate risk management and liquidity management.  However, there can be no assurance that we will be able to do so consistently, or at all.  Our Board of Directors may change our investment strategy without prior notice to you or a vote of our stockholders.

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

•
Attempting to structure our repurchase agreements that fund our purchases of PT MBS to have a range of different maturities and interest rate adjustment periods. We attempt to structure these repurchase agreements to match the reset dates on our adjustable-rate PT MBS when possible. At December 31, 2012, the weighted average months to reset of our adjustable-rate PT MBS was 81.6 months and the weighted average reset on the corresponding repurchase agreements was 14 days; and

•
Actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage related securities compared to the interest rate indices and adjustment periods of our borrowings. Our liabilities under our repurchase agreements are all LIBOR-based, and we, among other considerations, select our adjustable-rate mortgage-backed securities to favor LIBOR indexes.

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

Description of Mortgage Related Securities

Mortgage-Backed Securities

Pass-Through Certificates. We intend to invest in PT MBS, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass-through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. PT MBS can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

 A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, or foreclosure. Prepayments result in a return of principal to PT MBS holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as "prepayment risk."

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

The payment of principal and interest on PT MBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on PT MBS issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

The mortgage loans underlying PT MBS can generally be classified in the following five categories:

•
Fixed-Rate Mortgages.    As of December 31, 2012, 29.6% of our portfolio consisted of fixed-rate MBS. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make a fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity.

•
Collateralized Mortgage Obligations.    As of December 31, 2012, we held no collateralized mortgage obligations in our portfolio. Collateralized mortgage obligations, or CMOs, are a type of MBS. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of PT MBS issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called "CMO floaters," can have relatively low price sensitivity to interest rates.

•
Adjustable-Rate Mortgages.    As of December 31, 2012, 12.4% of our portfolio consisted of adjustable-rate mortgage-backed securities (“ARMs”). ARMs are those for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular set intervals (for example, once per year). We will refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates.

•
Hybrid Adjustable-Rate Mortgages.    As of December 31, 2012, 52.2% of our portfolio consisted of hybrid ARMs. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, or seven years, and thereafter reset periodically like a traditional ARM. Effectively such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a "traditional" ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

•
Balloon Maturity Mortgages.    As of December 31, 2012, we held no balloon maturity MBS in our portfolio. Balloon maturity mortgages are a type of fixed-rate mortgage where all or most of the principal amount is due at maturity, rather than paid down, or amortized, over the life of the loan. These mortgages have a static interest rate for the life of the loan. However, the term of the loan is usually quite short, typically less than seven years. As the balloon maturity mortgage approaches its maturity date, the price sensitivity of the mortgage declines.

•
Interest Only Securities (“IO”). As of December 31, 2012, 3.1% of our portfolio consisted of IO securities. IO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs; holders of IO securities have no claim to any principal payments.  The value of IOs depends primarily on two factors: prepayments and interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments going forward, hence IOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. IOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Inverse Interest Only Securities (“IIO”). As of December 31, 2012, 2.7% of our portfolio consisted of IIO securities.  IIO securities represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid adjustable-rate mortgages; holders of IIO securities have no claim to any principal payments.  The value of IIOs depends primarily on three factors; prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments; hence IIOs are highly sensitive to the rate at which the mortgages in the pool are prepaid. The coupon on IIO securities is derived from both the coupon interest rate on the underlying pool of mortgages and one month LIBOR.  IIO securities are typically created in conjunction with a floating rate CMO which has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages.  The coupon on the floating rate CMO is also based on one month LIBOR.  Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages.  The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of one month LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of one month LIBOR falls, the opposite is true.  Accordingly, the value of IIO securities are sensitive to the level of one month LIBOR and expectations by market participants of future movements in the level of one month LIBOR. IIO securities are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
Principal Only Securities (“PO”).    As of December 31, 2012, we held no PO securities in our portfolio. PO securities represent the stream of principal payments on a pool of mortgages; holders of PO securities have no claim to any interest payments, although the ultimate amount of principal to be received over time is known – it equals the principal balance of the underlying pool of mortgages.  What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors; prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments; hence POs are highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates also has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

The following table shows the breakdown of mortgage loans underlying our MBS portfolio as of December 31, 2012 and 2011:

(in thousands)
	December 31,
	2012		2011
	Carrying	% of	Carrying	% of
	Value	Total	Value	Total
Pass-Through MBS:
Adjustable-rate Mortgages	$20,857	12.4	$12,181	13.4
Fixed-rate Mortgages	49,846	29.6	35,417	38.9
Hybrid ARMs	87,693	52.2	25,466	27.9
Total Pass-Through MBS	158,396	94.2	73,064	80.2
Structured MBS:
Interest Only MBS	5,244	3.1	7,074	7.8
Inverse IO MBS	4,515	2.7	11,004	12.1
Total Structured MBS	9,759	5.8	18,078	19.8
Totals	$168,155	100.0	$91,142	100.0

As of December 31, 2012, 97.0%, 2.0% and 1.0% of our portfolio was issued by Fannie Mae, Freddie Mac and Ginnie Mae, respectively. As of December 31, 2012, our portfolio had a weighted average coupon of 3.07%. The constant prepayment rate (CPR) for the portfolio, which reflects the annualized proportion of principal that was prepaid, was 18.17% for December 2012.  The effective duration for the portfolio was 0.703 as of December 31, 2012.  Duration measures the price sensitivity of a fixed income security to movements in interest rates.  Effective duration captures both the movement in interest rates and the fact that the cash flows of a mortgage related security are altered when interest rates move.

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

rents from real property;

interest on debt secured by a mortgage on real property, or on interests in real property;

dividends or other distributions on, and gain from the sale of, shares in other REITs;

gain from the sale of real estate assets;

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

We primarily own Agency residential mortgage-backed securities (“MBS”).  Other than income from imbedded derivative instruments as described below, all of the income on our Agency MBS is qualifying income for purposes of the 95% gross income test.  The Agency MBS are treated either as interests in a grantor trust or as interests in a REMIC for federal income tax purposes.  In the case of Agency MBS treated as interests in grantor trusts, such as our whole-pool PT MBS, we are treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust.  The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above.  In the case of Agency MBS treated as interests in a REMIC, such as our CMOs, IOs, POs and IIOs, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% gross income test.  If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 95% gross income test.  In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holders of the related REMIC securities.  We believe that substantially all of our income from Agency MBS is qualifying income for the 75% and 95% gross income tests.

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

cash or cash items, including certain receivables;

government securities;

interests in real property, including leaseholds and options to acquire real property and leaseholds;

interests in mortgage loans secured by real property;

stock in other REITs;

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

Any loan to an individual or an estate.

Any “section 467 rental agreement,” other than an agreement with a related party tenant.

Any obligation to pay “rents from real property.”

Certain securities issued by governmental entities.

Any security issued by a REIT.

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

85% of our REIT ordinary income for such year,

95% of our REIT capital gain income for such year, and

any undistributed taxable income from prior periods,

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

If we fail to qualify as a REIT in any taxable year, and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders might be eligible for the reduced federal income tax rate on qualified dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether in all circumstances we would qualify for such statutory relief.

Taxation of Taxable U.S. Stockholders

The term “U.S. stockholder” means a holder of our common stock that, for United States federal income tax purposes, is:
a citizen or resident of the United States;

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

Capital Gains and Losses

A taxpayer generally must hold a capital asset for more than one year for gain or loss derived from its sale or exchange to be treated as long-term capital gain or loss.  The highest marginal individual income tax rate currently is greater than the maximum tax rate on long-term capital gain applicable to non-corporate taxpayers.  The maximum tax rate on long-term capital gain from the sale or exchange of “section 1250 property,” or depreciable real property, is different from ordinary income and capital gains from investment property. With respect to distributions that we designate as capital gain dividends and any retained capital gain that we are deemed to distribute, we generally will designate how such a distribution is taxable to our non-corporate stockholders.  Thus, the tax rate differential between capital gain and ordinary income for non-corporate taxpayers may be significant.  In addition, the characterization of income as capital gain or ordinary income may affect the deductibility of capital losses.  A non-corporate taxpayer may deduct capital losses not offset by capital gains against its ordinary income only up to a maximum annual amount.  A non-corporate taxpayer may carry forward unused capital losses indefinitely.  A corporate taxpayer must pay tax on its net capital gain at ordinary corporate rates.  A corporate taxpayer may deduct capital losses only to the extent of capital gains, with unused losses being carried back three years and forward five years.

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

Taxable REIT Subsidiaries

As described above, we may own up to 100% of the stock of one or more TRSs. We presently have two TRS subsidiaries, both of which are 100% owned by Bimini Capital.  A TRS is a fully taxable corporation that may earn income that would not be qualifying income if earned directly by a REIT.  A corporation will not qualify as a TRS if it directly or indirectly operates or manages any hotels or health care facilities or provides rights to any brand name under which any hotel or health care facility is operated, except to the extent such facility is managed by an “eligible independent contractor” on behalf of the TRS.

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

Potential Limitation on Use of Net Operating Losses

As of December 31, 2012, MortCo and Bimini Advisors had a federal net operating loss (“NOL”) carryforwards of approximately $268.6 million and $1.2 million, respectively, which will be available to offset future taxable income, subject to the limitations described below.   No assurance can be provided that there will be future taxable income to benefit from its NOL carryforwards. In addition, the ability to use NOL carryforwards may be limited by Section 382 of the Code, if there is an “ownership change” as defined in that section.  Generally, there is an “ownership change” if, at any time, one or more 5.0% stockholders (as defined in the Code) have aggregate increases in their ownership of the corporation of more than 50 percentage points looking back over the relevant testing period, which can occur as a result of direct and indirect acquisitions and certain dispositions of stock by the corporation’s 5.0% stockholders.  Because MortCo and Bimini Advisors are wholly owned by us, these definitions are generally applied at the REIT level.  If an “ownership change” occurs, the ability to use NOL carryforwards to reduce taxable income in a future year would generally be limited to an annual amount, or the “Section 382 Limitation,” equal to the fair value of the TRS immediately prior to the Ownership Change multiplied by an interest rate specified by the IRS in published revenue rulings.  In the event of an “ownership change,” NOL carryforwards that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period, and such NOL carryfowards can be used to offset taxable income for years within the carryforward period subject to the Section 382 Limitation in each year. However, if the carryforward period for any NOL carryforwards were to expire before that loss was fully utilized, the unused portion of that loss would be lost.

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

Changing Tax Laws

Several of the tax considerations described herein are as the Code is presently written, and they are incomplete summaries of the tax consequences of investing in the common stock of the Company. The United States Congress, as well as many of the states, have been very active in passing new legislation, with the most recent major change occurring in January 2013.  Consequently, you should consult your tax advisor regarding the effect of the Code and tax law on an investment in our common stock.

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

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Although the immediate effect of “QE3” was an increase of Agency MBS prices, there is no certainty what effect QE3 and other recently announced governmental actions might have in the future on the price and liquidity of the securities in which we invest. However, the confluence of such factors as QE3 and further governmental efforts to increase home loan refinancing opportunities could simultaneously raise Agency MBS prices and increase prepayment activity, which could place downward pressure on our net interest margin.

On September 13, 2012, the Federal Reserve announced a third round of quantitative easing, or QE3, which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency MBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. When combined with programs to extend the average maturity of the Federal Reserve’s holdings of securities, which was known as “Operation Twist” and described below, and reinvest principal and interest payments from the Federal Reserve’s holdings of agency debt and Agency MBS into Agency MBS, QE3 was expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month through the end of 2012. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which was six months longer than previously expected.

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced the program known as “Operation Twist,” in which the Federal Reserve repurchased approximately $45 billion of long-term Treasury bonds each month and sold approximately the same amount of short-term Treasury bonds. The Federal Reserve expects these measures to put downward pressure on long-term interest rates.

The immediate impact of the announcement of QE3 was an increase in Agency MBS prices. This effect was especially pronounced on Agency MBS that the Federal Reserve was expected to target for acquisition under QE3. Since the initial price spike, prices for all but the target securities have receded below the price levels that existed before the announcement of QE3. We do not anticipate targeting for acquisition the same securities the Federal Reserve has targeted to date, although the securities targeted by the Federal Reserve could change. To the extent that the scope and effectiveness of government-sponsored refinancing programs increases, prepayments on our target securities could increase accordingly. The combination of higher prices and higher refinancing activity on our target securities could decrease our net interest margin. To the extent QE3 decreases the liquidity in the market of our target securities, which has yet to be the case, we might not be able to acquire the securities we target or acquire them in the quantities we desire.

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

We finance our acquisitions of PT Agency MBS with short-term financing. During periods of rising short-term interest rates, the income we earn on these securities will not change (with respect to Agency MBS backed by fixed-rate mortgage loans) or will not increase at the same rate (with respect to Agency MBS backed by ARMs and hybrid ARMs) as our related financing costs, which may reduce our net interest margin or result in losses.

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

If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we may not be able to acquire Agency MBS from these companies, which could drastically reduce the amount and type of Agency MBS available for investment, thereby increasing the price of these assets.  Further, any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes Agency MBS, have broad adverse market implications and negatively impact us.  The current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we receive from Agency MBS, thereby tightening the spread between the interest we earn on our portfolio and our financing costs. Additionally, the U.S. Government could elect to stop providing credit support of any kind to the mortgage market. If any of these events were to occur, our business, financial condition and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our total stockholders’ equity, earnings or cash available for distribution to our stockholders.

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

The downgrade of numerous European banks and continued deterioration of economic conditions in the European Union generally may materially adversely affect our business, financial condition and results of operations.

Over the past several years, economic conditions across the European Union have continued to deteriorate as the effects of financial crisis linger. Domestic banks in many countries including Spain and Italy face constrained access to capital and have, or may, seek bail-outs from either their respective governments or other pan-European agencies. Exacerbating the problem is the fact that many of the sovereigns are in similar conditions with excessive fiscal deficits, high borrowing costs and facing external pressure to constrain their external debt and fiscal deficits. The perceived inability of the various sovereign governments, the European Central Bank, International Monetary Fund or other agencies to adequately address these issues has negatively impacted markets across Europe and the globe. To the extent these conditions continue or worsen, we could be adversely impacted to the extent borrowing costs increase due to rising LIBOR levels or security market liquidity deteriorates, constraining our ability to acquire and finance our portfolio.

Prepayment rates could negatively affect the value of our Agency MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

In the case of residential mortgage loans, there are seldom any restrictions on borrowers’ abilities to prepay their loans.  Homeowners tend to prepay mortgage loans faster when applicable mortgage interest rates decline.  Furthermore, both HARP and Operation Twist could cause an increase in prepayment rates.  Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates.  Conversely, homeowners tend not to prepay mortgage loans when mortgage interest rates remain steady or increase.  Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates.  This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our Agency MBS portfolio, resulting in reduced earnings or losses for us and negatively affect the cash available for distribution to our stockholders.

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

The structured Agency MBS in which we invest are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) collateralized by Agency MBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in PT MBS. For example, certain types of structured Agency MBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than PT MBS. If we were to invest in structured Agency MBS that were more sensitive to prepayment risks relative to other types of structured Agency MBS or PT Agency MBS, we may increase our portfolio-wide prepayment risk.

Increased levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action (such as HARP and Operation Twist), general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to PT Agency MBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

•
A portion of our PT Agency MBS backed by ARMs and hybrid ARMs may initially bear interest at rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If a PT MBS backed by ARMs or hybrid ARMs is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that Agency MBS while it was less profitable and lost the opportunity to receive interest at the fully-indexed rate over the remainder of its expected life.

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

Agency MBS generally experience periods of illiquidity. Such conditions are more likely to occur for structured Agency MBS because such securities are generally traded in markets much less liquid than the PT Agency MBS market. As a result, we may be unable to dispose of our Agency MBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets as well as legal or contractual restrictions on resale. The illiquidity of Agency MBS could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Our use of leverage could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our PT Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our and our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example:

•
Our repurchase agreement borrowings are secured by our PT Agency MBS and may be secured by a portion of our structured Agency MBS under repurchase agreements. A decline in the market value of the PT Agency MBS or structured Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

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

We currently have master repurchase agreements with five counterparties. We cannot provide assurance that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Any decline in the value of Agency MBS, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. Additionally, our lenders may have owned or financed MBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, further tighten lending standards or increase the amount of equity capital, or haircuts, required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Additionally, we may be unable to diversify the credit risk associated with our lenders. In the event that we cannot obtain sufficient funding on acceptable terms, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely effected.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. As of December 31, 2012, our haircuts were approximately 5.5% on average, which means that we will be required to pledge Agency MBS the value of which equals approximately 105.8% of the principal amount of the borrowings. If these haircuts are increased, we will be required to post additional cash or securities as collateral for our Agency MBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to pay distributions to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential PT MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

On August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing whether certain companies that invest in MBS and rely on the exemption from registration under Section 3(c)(5)(C) of the Investment Company Act (such as us) should continue to be allowed to rely on such exemption from registration.

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to distribute dividends. For example, if the market value of our investments in CMOs or structured Agency MBS, neither of which are qualifying real estate assets, were to increase by an amount that resulted in less than 55% of our assets being invested in PT Agency MBS, we might have to sell CMOs or structured Agency MBS in order to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

Alternatively, if we fail to qualify for this exemption, we may have to register under the Investment Company Act and we could become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators,” or CPOs. Under new rules adopted by the U.S. Commodity Futures Trading Commission, or the CFTC, those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association, or the NFA. Registration requires compliance with the CFTC’s regulations and the NFA’s rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC’s Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income, and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC asserts that we are not entitled to the no-action letter relief claimed, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC’s rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

We have entered into a management agreement to manage Orchid Island Capital, Inc. We may compete for opportunities to acquire assets, which are allocated in accordance with the Investment Allocation Agreement by and among Orchid and us.

From time to time we may seek to purchase for ourselves the same or similar assets that we seek to purchase for Orchid. In such an instance, we may allocate such opportunities in a manner that preferentially favors Orchid. We will make available to Orchid opportunities to acquire assets that we determine, in our reasonable and good faith judgment, based on the objectives, policies and strategies, and other relevant factors, are appropriate for Orchid in accordance with the Investment Allocation Agreement.

Because many of our targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for Orchid, we may not be able to buy as much of any given asset as required to satisfy the needs of Orchid and our own. In these cases, the Investment Allocation Agreement will require the allocation of such assets to both accounts in proportion to their needs and available capital. The Investment Allocation Agreement will permit departure from such proportional allocation when (i) allocating purchases of whole-pool Agency MBS, because those securities cannot be divided into multiple parts to be allocated among various accounts, and (ii) such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the Investment Allocation Agreement allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

There are conflicts of interest in our relationships with Orchid, which could result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship as Manager of Orchid. All of our executive officers may have conflicts between their duties to us and their duties to Orchid as its Manager.

We may acquire or sell assets in which Orchid may have an interest. Similarly, Orchid may acquire or sell assets in which we have or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, we may engage in transactions directly with Orchid, including the purchase and sale of all or a portion of a portfolio asset.

Our officers devote as much time to us and to Orchid as Manager as they deem appropriate. However, these officers may have conflicts in allocating their time and services among us and Orchid as Manager. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from our employees, Orchid and other entities for which we may act as Manager in the future will likewise require greater focus and attention, placing our personnel resources in high demand. In such situations, we may not receive the necessary support and assistance we require or would otherwise receive if we were not acting as manager of one or more other entities.

We, directly or through Orchid, may obtain confidential information about the companies or securities in which we have invested or may invest. If we possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our management of other accounts could create a conflict of interest to the extent our officers are aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our officers to make potentially profitable investments, which could have an adverse effect on our operations. These limitations imposed by access to confidential information could therefore materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Mr. Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and may own shares of common stock of Orchid in the future. Mr. Haas, our Chief Financial Officer, Chief Investment Officer and President, is a member of the Board of Directors of Orchid, serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Orchid and may own shares of common stock of Orchid in the future. Mr. Dwyer and Mr. Jaumot, the two independent members of our Board of Directors, own shares of common stock of Orchid at the time of this filing and may continue to own shares in the future.  Accordingly, Messrs. Cauley, Haas, Dwyer and Jaumot may have a conflict of interest with respect to actions by our Board of Directors that relate to Orchid as its Manager.

Upon the closing of Orchid’s IPO, Bimini owns 29.38% of the outstanding shares of common stock of Orchid. In evaluating opportunities for ourselves and Orchid, this may lead us to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment in our common stock.

We incurred considerable cost in sponsoring the initial public offering of Orchid. We did so in return for the ability to earn management fees and share a portion of our overhead costs in the future. If the independent board of Orchid elected to not renew or to cancel the management agreement with us, we may not be able to recoup the costs incurred in bringing Orchid to market. Even if Orchid elected not to renew the management agreement without cause, and would be required to pay us a substantial termination fee, this fee, in conjunction with any management fees collected or overhead costs shared prior to the early termination of the agreement, may not be sufficient to recoup the costs we incurred in bringing Orchid to market.

Orchid may elect not to renew the management agreement, even without cause. With the consent of the majority of their independent directors, Orchid may elect not to renew our management agreement after the initial term of the management agreement, which expires on February 20, 2016, or upon the expiration of any automatic renewal term, both upon 180-days’ prior written notice. If Orchid elects to not renew the agreement because of a decision by its Board of Directors that the management fee is unfair, we have the right to renegotiate a mutually agreeable management fee. If Orchid elects to not renew the management agreement without cause, it is required to pay us a termination fee equal to three times the average annual management fee incurred during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. While these provisions may increase the effective cost of electing to not renew the management agreement, the fee may be insufficient to recoup the costs we incurred in bringing Orchid to market and completing its initial public offering.

Under generally accepted accounting principles in the United States, or GAAP, subsequent to the closing of Orchid’s IPO, we will continue to consolidate Orchid in our consolidated financial statements.  Since the board of directors of Orchid is comprised of a majority of directors that are independent, their actions may not always be in our best interests.  Accordingly, their actions may lead to outcomes that cause our consolidated financial statements, after consolidating Orchid’s financial statements, to make it difficult to obtain needed financing, or to do so on unfavorable terms.

Under generally accepted accounting principles in the United States, or GAAP, subsequent to the closing of Orchid’s IPO we will continue to consolidate the financial statements of Orchid into our own.  Because we own a material interest in Orchid, approximately 29.38% at the closing of Orchid’s IPO, and play a substantial role in directing the activities of Orchid as a result of being their Manager, we must consolidate the operations of Orchid onto our financial statements. This will cause the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of operations to reflect larger revenues and expenses than would be the case absent consolidation. However, since the operations of Orchid are also impacted by the board of directors of Orchid, the majority of whom are independent directors with no affiliation with Bimini, their actions could lead to outcomes that have a material negative impact on their operations or financial condition.  Upon consolidation, this would impact our results of operations and financial condition, thereby possibly impacting our ability to obtain needed financing for our operations, or our ability to do so on favorable terms.

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

In general, the current maximum federal income tax rate for “qualified dividends” paid to individual U.S. stockholders is less than the tax rate for dividends that do not qualify. Dividends paid by REITs, however, are generally not qualified dividends eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends, which are usually qualified dividends, could cause stockholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of all REITs, including our Class A Common Stock.

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

There is a limited market for our Class A Common Stock.

Since November 5, 2007, our Class A Common Stock has traded on the OTC bulletin board under the symbol “BMNM.OB”.  We may apply to list our Class A Common Stock on a national securities market in the future; however, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963, in an office building which we own. This facility is shared with our subsidiaries and Orchid. This property is suitable and adequate for our business as currently conducted.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On May 23, 2011, Bimini and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”  On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.

On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department in October 2012.  The joint appeal has been calendared for the Appellate Division’s March 2013 term.  Bimini and BNYM have obtained a stay of all proceedings in the trial court through April 24, 2013.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM.OB”.  As of December 31, 2012, we had 10,616,912 shares of Class A Common Stock outstanding, which were held by approximately 406 holders of record.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table is a summary of historical price information and dividends declared and paid per common share.  Over-the-counter quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2012
High	$0.43	$0.33	$0.34	$0.20	$0.43
Low	0.25	0.07	0.16	0.11	0.07
Close	0.29	0.24	0.19	0.13	0.13
2011
High	$0.98	$0.89	$0.85	$0.75	$0.98
Low	0.71	0.68	0.30	0.25	0.25
Close	0.77	0.73	0.61	0.37	0.37
Dividends declared per share	-	0.0325	0.0325	-	0.0650

As of December 31, 2012, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

EQUITY COMPENSATION PLAN INFORMATION

The plan documents for the plans described in the footnotes below are included as Exhibits to this Form 10-K, and are incorporated herein by reference in their entirety. The following table provides information as of December 31, 2012 regarding the number of shares of Class A Common Stock that may be issued under our equity compensation plans.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by security holders (1)	367,844 (2)	-	3,975,000	(3)
Equity compensation plans not approved by security holders	-	-	-
Total	367,844	-	3,975,000

(1)
Equity compensation plans approved by shareholders include the Bimini Capital Management, Inc. 2003 Long Term Incentive Plan (the “2003 Plan”) and the Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan (the "2011 Plan").  The 2003 plan was approved by shareholders on December 18, 2003, prior to our initial public offering.  The 2011 Plan was approved by shareholders on August 12, 2011.  Upon the approval of the 2011 plan, the Board of Directors agreed to issue no additional shares under the 2003 Plan.  Both plans are broad-based equity incentive plans that permit the grant of stock options, restricted stock, phantom shares, dividend equivalent rights and other stock-based awards.  Subject to adjustment upon certain corporate transactions or events, a maximum of 1,448,050 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the 2003 Plan.  Subject to adjustment upon certain transactions or events, a maximum of 4,000,000 shares of Class A Common Stock (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date) may be subject to awards under the 2011 Plan.

(2)	Represents the aggregate number of shares of Class A Common Stock remaining to be issued upon settlement of phantom share awards granted pursuant to the 2003 Plan as of December 31, 2012.

(3)
Represents the maximum number of shares remaining available for future issuance irrespective of the 10% limitation described in footnote (1)  above, excluding the 2003 Plan, available for future issuance.

UNREGISTERED SALES OF EQUITY SECURITIES

During the year ended December 31, 2012, the Company issued 330,001 and 175,057 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended December 31, 2012.

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

INTRODUCTION

As used in the “Part I – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, references to “Bimini Capital,” the parent company, the registrant, and to real estate investment trust (“REIT”) qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. and Orchid Island Capital, Inc. (“Orchid”), which at all times during 2012 was a wholly-owned qualified REIT subsidiary of Bimini Capital.  As of the closing of Orchid’s initial public offering on February 20, 2013, Bimini Capital owns approximately 29.38% of Orchid’s common stock.  Further, references to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo.  References to the “Company” refer to the consolidated entity which is the combination of Bimini Capital, Orchid, Bimini Advisors, MortCo and MortCo’s consolidated subsidiaries.

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

During the year ended December 31, 2012, the Company made no dividend distributions.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  The Company declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  In August 2011, the Company announced that it would suspend its quarterly dividend and no distributions have been made since that date.  The Company continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, the Company is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

NET OPERATING LOSSES

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) applied from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s, a REIT may avoid excise taxes solely by application of available NOL’s without paying qualifying dividends to stockholders.  Because Bimini Capital currently has approximately $13.8 million of NOL’s available, in the future it could avoid excise taxes by applying such NOL’s to offset REIT taxable income without making any distributions to stockholders.  Further, the REIT could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders may be less than taxable income until the existing NOL’s are consumed.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the year ended December 31, 2012, as compared to the Company’s results of operations for the year ended December 31, 2011.

Net Loss Summary

Consolidated net loss for the year ended December 31, 2012 was $2.0 million, or $0.20 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $2.6 million, or $0.26 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2011.

The components of net loss for the years ended December 31, 2012 and 2011, along with the changes in those components are presented in the table below:

(in thousands)
	Years Ended December 31,
	2012	2011	Change
Net portfolio interest	$3,803	$4,816	$(1,013)
Interest expense on junior subordinated notes	(1,049)	(1,008)	(41)
Losses on MBS and Eurodollar futures	(3,067)	(1,939)	(1,128)
Net portfolio (deficiency) income	(313)	1,869	(2,182)
Other income	4,360	3,125	1,235
Expenses	(6,077)	(7,616)	1,539
Net loss	$(2,030)	$(2,622)	$592

GAAP and Non-GAAP Reconciliation

To date, we have used derivatives, specifically Eurodollar futures contracts, to hedge interest rate risk on repurchase agreements and junior subordinated notes in a rising rate environment. We have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our Statements of Operations.  As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the Eurodollar futures contracts.  In the future, we may use other derivative instruments to hedge our interest expense and/or elect to designate our derivative holdings for hedge accounting treatment.

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense includes gains and losses on a Eurodollar futures contracts. Presenting the effects of the Eurodollar positions with the interest expense on interest-bearing liabilities reflects total economic interest expense on these obligations and the economic effect of our hedging strategy.  Interest expense, including gains and losses on Eurodollar futures contracts, is referred to as economic interest expense. Net interest income, including gains and losses on Eurodollar futures contracts, is referred to as economic net interest income.

We believe that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations.

Our presentation of the economic value of our hedging strategy has important limitations.  First, other market participants may calculate economic interest expense and economic net interest income differently than we calculate them.  Second, while we believe that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The following table presents the effect of our hedging strategy on interest expense and net interest income for each quarter in 2012 and 2011 and for the years ended December 31, 2012 and 2011.

(dollars in thousands)
			Interest Expense
	Interest Expense on		on Junior		Net Portfolio
	Repurchase Agreements		Subordinated Notes		Interest Income		Net Interest Income
	GAAP	Economic	GAAP	Economic	GAAP	Economic	GAAP	Economic
	Basis	Basis	Basis	Basis	Basis	Basis	Basis	Basis
Three Months Ended,
December 31, 2012	$151	$155	$257	$256	$600	$596	$343	$340
September 30, 2012	104	203	266	504	1,060	961	794	$457
June 30, 2012	108	139	261	493	976	945	715	$452
March 31, 2012	73	174	265	327	1,165	1,064	900	$737
December 31, 2011	59	(22)	258	255	980	1,061	722	$806
September 30, 2011	53	404	250	721	1,080	729	830	$8
June 30, 2011	72	164	250	522	1,229	1,137	979	$615
March 31, 2011	87	76	250	252	1,521	1,532	1,271	$1,280
Years Ended,
December 31, 2012	$436	$671	$1,049	$1,580	$3,801	$3,566	$2,752	$1,986
December 31, 2011	271	622	1,008	1,750	4,810	4,459	3,802	$2,709

Net Portfolio Income

During the year ended December 31, 2012, the REIT generated $3.6 million of economic net portfolio interest income, consisting of $4.2 million of interest income from MBS assets offset by $0.7 million of economic interest expense on repurchase liabilities.  For the comparable period ended December 31, 2011, the REIT generated $4.5 million of economic net portfolio interest income, consisting of $5.1 million of interest income from MBS assets offset by $0.6 million of economic interest expense on repurchase liabilities.

The table below provides information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, cost of funds, economic net interest income and net interest rate spread for each quarter in 2012 and 2011 and for the years ended December 31, 2012 and 2011.

(dollars in thousands)
							Economic
	Average		Yield on			Average	Net	Economic
	MBS		Average	Average	Economic	Economic	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
December 31, 2012	$146,947	$751	2.04%	$128,708	$155	0.48%	$596	1.56%
September 30, 2012	118,820	1,164	3.92%	99,473	203	0.82%	961	3.10%
June 30, 2012	116,753	1,084	3.71%	96,778	139	0.58%	945	3.13%
March 31, 2012	106,374	1,238	4.66%	85,629	174	0.81%	1,064	3.85%
December 31, 2011	89,670	1,039	4.64%	68,462	(22)	(0.13)%	1,061	4.77%
September 30, 2011	101,102	1,133	4.48%	79,750	404	2.03%	729	2.45%
June 30, 2011	115,521	1,301	4.51%	93,516	164	0.70%	1,137	3.81%
March 31, 2011	126,084	1,608	5.10%	104,259	76	0.29%	1,532	4.81%
Years Ended,
December 31, 2012	$122,224	$4,237	3.47%	$102,647	$671	0.65%	$3,566	2.82%
December 31, 2011	108,094	5,081	4.70%	86,497	622	0.72%	4,459	3.98%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 61 and 62 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.  Average balances for the year to date periods are calculated as the average of the average quarterly periods.

(2)
Interest income presented in the table above includes only interest earned on the Company’s MBS investments and excludes interest earned on cash balances and excludes the impact of discounts and premiums on MBS investments, as discounts or premiums are not amortized under the fair value option. Interest income and net portfolio interest income may not agree with the information presented in the consolidated statements of operations.

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 62 includes the effect of the portion of our Eurodollar futures positions that were entered into as an economic hedge against the increase in interest on repurchase agreements in a rising rate environment.

Interest Income and Average Earning Asset Yield

Interest income was $4.2 million for the year ended December 31, 2012 and $5.1 million for the year ended December 31, 2011. Average MBS holdings were $122.2 million and $108.1 million for the years ended December 31, 2012 and 2011, respectively. The $0.8 million decrease in interest income was due to a 123 basis point decrease in yields, which was partially offset by a $14.1 million increase in average MBS holdings.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
December 31, 2012	$135,892	$11,055	$146,947	$929	$(179)	$750	2.73%	(6.48)%	2.04%
September 30, 2012	105,190	13,630	118,820	696	468	1,164	2.65%	13.75%	3.92%
June 30, 2012	101,991	14,762	116,753	863	221	1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
December 31, 2011	71,230	18,440	89,670	596	443	1,039	3.35%	9.60%	4.64%
September 30, 2011	83,004	18,098	101,102	588	545	1,133	2.84%	12.03%	4.48%
June 30, 2011	98,060	17,461	115,521	755	546	1,301	3.08%	12.52%	4.51%
March 31, 2011	108,382	17,702	126,084	927	681	1,608	3.42%	15.39%	5.10%
Years Ended,
December 31, 2012	$108,275	$13,949	$122,224	$3,262	$974	$4,236	3.01%	6.99%	3.47%
December 31, 2011	90,169	17,925	108,094	2,866	2,215	5,081	3.18%	12.35%	4.70%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements were $102.6 million and total economic interest expense was $0.7 million for the year ended December 31, 2012.  During the year ended December 31, 2011, average outstanding repurchase agreements were $86.5 million and total economic interest expense was $0.6 million.  Our average economic cost of funds was 0.65% and 0.72% for years ended December 31, 2012 and 2011, respectively.  There was a $0.1 million increase in economic interest expense for the year ended December 31, 2012 when compared to the year ended December 31, 2011. This change was due to the combination of a $16.1 million increase in average outstanding repurchase agreements and a 7 basis point decrease in borrowing rates for the year ended December 31, 2012 when compared to the same period ended December 31, 2011.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. Our average economic cost of funds was 26 basis points above average one-month LIBOR and 11 basis points below average six-month LIBOR for the quarter ended December 31, 2012. The average term to maturity of the outstanding repurchase agreements decreased from 25 days at December 31, 2011 to 14 days at December 31, 2012.

The table below presents the average outstanding balance under all repurchase agreements, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2012 and 2011 and for the years ended December 31, 2012 and 2011.

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
December 31, 2012	$128,708	$155	0.48%	0.22%	0.59%	0.26%	(0.11)%
September 30, 2012	99,473	203	0.82%	0.23%	0.70%	0.59%	0.12%
June 30, 2012	96,778	139	0.58%	0.24%	0.74%	0.34%	(0.16)%
March 31, 2012	85,629	174	0.81%	0.26%	0.76%	0.55%	0.05%
December 31, 2011	68,462	(22)	(0.13)%	0.26%	0.65%	(0.39)%	(0.78)%
September 30, 2011	79,750	404	2.03%	0.21%	0.46%	1.82%	1.57%
June 30, 2011	93,516	164	0.70%	0.22%	0.43%	0.48%	0.27%
March 31, 2011	104,259	76	0.29%	0.26%	0.46%	0.03%	(0.17)%
Years Ended,
December 31, 2012	$102,647	$671	0.65%	0.24%	0.70%	0.41%	(0.05)%
December 31, 2011	86,497	622	0.72%	0.24%	0.50%	0.48%	0.22%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $1.05 million for the year ended December 31, 2012 compared to $1.01 million for the comparable period in 2011.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2012, the interest rate was 3.81%.  The average rate of interest paid, including the amortization of debt issuance costs, for the year ended December 31, 2012 was 4.04% compared to 3.88% for the comparable period in 2011. Interest expense increased $0.04 million for the year ended December 31, 2012 when compared to the same period in 2011 due to the 16 basis point increase in interest rates.

Gains and Losses

The table below presents the Company’s gains and losses for the years ended December 31, 2012 and 2011.

(in thousands)
	Years Ended December 31,
	2012	2011	Change
Realized (losses) gains on sales of MBS	$(246)	$941	$(1,187)
Unrealized losses on MBS	(2,055)	(1,787)	(268)
Total losses on MBS	(2,301)	(846)	(1,455)
Losses on Eurodollar futures	(766)	(1,094)	328
Gains on retained interests	4,323	3,190	1,133

During the years ended December 31, 2012 and 2011, the Company received proceeds of $185.1 million and $95.4 million, respectively, from the sales of MBS. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

The retained interests in securitizations represent residual interests in loans originated or purchased by MortCo prior to securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the years ended December 31, 2012 and 2011, the Company recorded gains on retained interests of $4.3 million and $3.2 million, respectively, primarily because the loans underlying the securitizations performed better than expected.

Operating Expenses

For the year ended December 31, 2012, Bimini Capital’s total operating expenses were approximately $6.1 million, compared to approximately $7.6 million for the year ended December 31, 2011.  The table below provides a breakdown of operating expenses for the years ended December 31, 2012 and 2011.

(in thousands)
	Years Ended December 31,
	2012	2011	Change
Direct REIT operating expenses	$547	$542	$5
Compensation and benefits	1,476	1,514	(38)
Legal fees	887	1,691	(804)
Accounting, auditing and other professional fees	1,890	1,539	351
Directors’ fees and liability insurance	528	587	(59)
Other G&A expenses	748	1,744	(996)
	$6,076	$7,617	(1,541)

Included in legal fees for the years ended December 31, 2012 and 2011 was approximately $0.3 million and $0.8 million, respectively, of fees related to the defense of two lawsuits filed against the Company in connection with its repurchase of capital securities of Bimini Capital Trust II for less than par value.  One lawsuit was settled in March 2011; the other lawsuit remains open and is discussed in more detail in Note 12 to the financial statements.

In January 2012, MortCo settled certain litigation as further described in Note 12 to the financial statements.  Included in legal fees for the years ended December 31, 2012 and 2011 was approximately $0.2 million and $0.3 million, respectively, of fees related to the defense of this lawsuit.  Included in other G&A expenses for the year ended December 31, 2011 is $0.8 million related to this settlement.

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

On July 26, 2012, the Company and Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”).  The proposed business transaction, which was structured as the merger of Orchid into a wholly owned subsidiary of FlatWorld, was expected to be completed in early September 2012.  As a condition to closing the merger, FlatWorld provided its current shareholders with the opportunity to redeem their ordinary shares for cash by way of a tender offer without a shareholder vote and pursuant to the tender offer rules of the Securities and Exchange Commission. The tender offer, which expired on September 6, 2012 (the “Expiration Date”), was conditioned on, among other things, no more than 825,000 ordinary shares of FlatWorld being validly tendered and not validly withdrawn prior to the Expiration Date. The actual number of shares validly tendered and not validly withdrawn as of the Expiration Date exceeded the 825,000 threshold. As a result, on September 6, 2012, FlatWorld terminated the tender offer, the condition to closing the proposed merger was not met and the merger was not consummated.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.9 million of expenses related to this attempted transaction.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission in connection with its initial public offering of its common stock.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini acted as the sponsor of the offering by paying for all underwriting, legal and other costs associated with the offering.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.2 million of expenses related to this public offering.

As described in Note 6 to the financial statements, one of the Company’s repurchase agreement counterparties, MF Global, Inc., filed for bankruptcy protection on October 31, 2011.  Included in other administrative expenses for the year ended December 31, 2011 is a $300,000 reserve the Company has established against amounts due from this counterparty.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2012, the MBS portfolio consisted of $168.2 million of agency or government MBS at fair value and had a weighted average coupon on assets of 3.07%.  During the year ended December 31, 2012, we received principal repayments of $18.7 million compared to $25.4 million for the year ended December 31, 2011.  The average prepayment speeds for the quarters ended December 31, 2012 and 2011 were 28.0% and 31.1%, respectively.  (See table below for additional prepayment data).

The following table presents the constant prepayment rate (“CPR”) experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2012	5.0	36.8	28.0
September 30, 2012	8.8	34.9	26.7
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0
December 31, 2011	14.1	33.7	31.1
September 30, 2011	13.4	22.8	20.9
June 30, 2011	11.8	13.0	12.7
March 31, 2011	12.0	19.1	17.2

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of December 31, 2012 and 2011:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2012
Adjustable Rate MBS	$20,857	12.4%	3.27%	267	1-Sep-35	5.91	9.73%	2.00%
Fixed Rate MBS	49,846	29.6%	3.21%	180	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	87,693	52.2%	2.75%	356	1-Nov-42	99.58	7.75%	1.98%
Total PT MBS	158,396	94.2%	2.96%	289	1-Nov-42	81.58	8.13%	1.98%
Interest-Only Securities	5,244	3.1%	3.79%	213	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	4,515	2.7%	6.10%	301	25-Nov-40	NA	6.31%	NA
Total Structured MBS	9,759	5.8%	4.86%	254	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$168,155	100.0%	3.07%	287	1-Nov-42	NA	NA	NA
December 31, 2011
Adjustable Rate MBS	$12,181	13.4%	2.89%	233	1-Jan-41	4.36	11.07%	2.00%
Fixed Rate MBS	35,417	38.9%	4.84%	178	1-Nov-40	NA	NA	NA
Hybrid Adjustable Rate MBS	25,466	27.9%	3.57%	354	1-Dec-41	95.21	8.83%	2.00%
Total PT MBS	73,064	80.2%	4.07%	249	1-Dec-41	65.82	9.55%	2.00%
Interest-Only Securities	7,074	7.8%	4.64%	299	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	11,004	12.1%	6.22%	300	25-Nov-40	NA	6.51%	NA
Total Structured MBS	18,078	19.8%	5.61%	300	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$91,142	100.0%	4.37%	259	1-Dec-41	NA	NA	NA

(in thousands)
	December 31, 2012		December 31, 2011
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$163,116	97.00%	$58,628	64.32%
Freddie Mac	3,396	2.02%	27,267	29.92%
Ginnie Mae	1,643	0.98%	5,247	5.76%
Total Portfolio	$168,155	100.00%	$91,142	100.0%

Entire Portfolio	December 31, 2012	December 31, 2011
Weighted Average PT MBS Purchase Price	$105.74	$104.43
Weighted Average Structured MBS Purchase Price	$6.00	$6.13
Weighted Average PT MBS Current Price	$105.89	$106.13
Weighted Average Structured MBS Current Price	$5.84	$6.50
Effective Duration (1)	0.703	(3.492)

(1) Effective duration of 0.703 indicates that an interest rate increase of 1.0% would be expected to cause a 0.703% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012.  An effective duration of (3.492) indicates that an interest rate increase of 1.0% would be expected to cause a 3.492% increase in the value of the MBS in the Company’s investment portfolio at December 31, 2011. These figures include the structured securities in the portfolio.

The following table presents details related to portfolio assets acquired during the years ended December 31, 2012 and 2011.

(in thousands)
	2012			2011
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$276,086	104.92	1.61%	$55,974	105.38	2.01%
Structured MBS	7,036	8.07	13.12%	21,606	11.32	16.13%

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

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of December 31, 2012, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$20,857	$372	$(372)	$(745)	1.79%	(1.79)%	(3.58)%
Hybrid Adjustable Rate MBS	87,693	2,031	(2,031)	(4,061)	2.32%	(2.32)%	(4.64)%
Fixed Rate MBS	49,846	1,444	(1,444)	(2,888)	2.90%	(2.90)%	(5.80)%
Structured MBS	9,759	(2,665)	2,665	5,331	(27.31)%	27.31%	54.62%
Total Portfolio	$168,155	$1,182	$(1,182)	$(2,363)	0.70%	(0.70)%	(1.40)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$20,857	$240	$(394)	$(820)	1.15%	(1.89)%	(3.93)%
Hybrid Adjustable Rate MBS	87,693	348	(3,205)	(7,678)	0.40%	(3.65)%	(8.76)%
Fixed Rate MBS	49,847	461	(1,838)	(4,055)	0.92%	(3.69)%	(8.14)%
Structured MBS	9,759	(2,562)	4,318	9,849	(26.25)%	44.25%	100.93%
Total Portfolio	$168,156	$(1,513)	$(1,119)	$(2,704)	(0.90)%	(0.67)%	(1.61)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains and losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of December 31, 2012, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$120,000	$(101)	$300	$600	(0.34)%	1.00%	2.01%
Junior Subordinated Debt Hedges	318,000	(454)	795	1,590	(0.57)%	1.01%	2.01%
Total Portfolio	$438,000	$(555)	$1,095	$2,190	(0.51)%	1.01%	2.01%

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

Repurchase Agreements

As of December 31, 2012, the Company had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of December 31, 2012, we had funding in place with six of those counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2012, the Company had obligations outstanding under the repurchase agreements of approximately $150.3 million with a net weighted average borrowing cost of 0.49%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 3 to 29 days, with a weighted average maturity of 14 days.  Securing the repurchase agreement obligation as of December 31, 2012, are MBS with an estimated fair value, including accrued interest, of $158.8 million and a weighted average maturity of 290 months, and cash posted as collateral of $0.6 million. Through March 20, 2013, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at December 31, 2012 with maturities through April 24, 2013.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2012 and 2011, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. One reverse-repurchase agreement with MF has yet to be fully unwound and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance, which still exists at December 31, 2012.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2012 and 2011.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
December 31, 2012	$150,294	$128,708	$21,586	16.77	%(a)
September 30, 2012	107,121	99,473	7,648	7.69%
June 30, 2012	91,825	96,778	(4,953)	(5.12)%
March 31, 2012	101,730	85,629	16,101	18.80	%(b)
December 31, 2011	69,528	68,462	1,066	1.56%
September 30, 2011	67,396	79,750	(12,354)	(15.49	)%(c)
June 30, 2011	92,105	93,516	(1,411)	(1.51)%
March 31, 2011	94,927	104,259	(9,332)	(8.95)%

(a)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT MBS that the Company funds through the repo market.  During the quarter ended December 31, 2012, the Company’s investment in PT MBS increased $45.0 million.

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

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets and borrowings under repurchase agreements.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings and (c) the payment of overhead and operating expenses.

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

At December 31, 2012, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.1% of the estimated fair value of the underlying collateral.

The Company has developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in its PT portfolio.  Structured securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.

In an effort to increase assets under management and generate additional revenues needed to cover operating costs, the Company acted as the sponsor of the initial public offering of common stock for Orchid, which closed on February 20, 2013.  The Company paid all of the underwriting, legal and other costs incurred in connection with the offering.  The Company did so in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  To the extent Orchid is able to increase its capital base over time, the Company will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Company to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to the Company.

As of December 31, 2012, the Company had cash and cash equivalents of $6.6 million.  We generated cash flows of $23.1 million from principal and interest payments on our MBS portfolio and $4.5 million from retained interests during the year ended December 31, 2012.  The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of December 31, 2012.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$150,294	$-	$-	$-	$150,294
Interest expense on repurchase agreements(1)	109	-	-	-	109
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,031	1,980	1,980	18,107	23,098
Totals	$151,434	$1,980	$1,980	$44,107	$199,501

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2012 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24.7 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.7 million of its junior subordinated notes issued to BCT II.  As of December 31, 2012, $26.8 million of the trust preferred securities of BCT II remain outstanding.

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

In an attempt to create an alternative source of revenue, in 2011 the Company took several steps related to a public offering of common stock by its qualified REIT subsidiary, Orchid.  However, due to several market factors and economic events beyond the Company’s control, the offering was withdrawn.  The Company’s loss for the year ended December 31, 2011 included approximately $1.1 million of expenses related to this attempted public offering, which further depleted the Company’s capital base.

On July 26, 2012, Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”). The proposed business transaction, which was structured as a merger of Orchid into a wholly owned subsidiary of FlatWorld, was expected to be completed in early September 2012. However, certain conditions of the merger were not met and the merger was not consummated.  The Company’s loss for year December 31, 2012 included approximately $0.9 million of expenses related to this attempted transaction.

On October 22, 2012, the Company filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed initial public offering of common equity for Orchid.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini acted as the sponsor of the offering by paying for all underwriting, legal and other costs associated with the offering.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.2 million of expenses related to this public offering. Subsequent to year end, and through March 20, 2013, the Company incurred additional costs related to this offering of approximately $3.0 million which, combined with the Company’s other activities, will be recognized during the three month period ending March 31, 2013.  On an economic basis, the Company has incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Although the Company believes it will ultimately recover the expenses associated with the Orchid public offering, the time frame for this recovery will extend into future periods and the Company’s stockholders’ equity and profitability will be negatively impacted in the near term. To the extent Orchid is able to increase its capital base over time the Company will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Company to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to the Company.

For the year ended December 31, 2012, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 13 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital had REIT tax net operating loss carryovers of approximately $13.8 million as of December 31, 2012 which are immediately available to offset future REIT taxable income.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOL’s carried-over from prior periods are deducted (in that order) from current period income first.  Net operating losses expire 20 years from the year they are incurred.  Since the REIT currently has NOL’s from prior periods available to offset income in 2013 and in future periods, the Company has the option, but not the obligation, to apply such NOL’s against REIT taxable income.  As a result, the REIT could have income in 2013 and in future years, but not make distributions to stockholders.  This would occur if the REIT had sufficient NOL’s available to entirely offset the REIT income earned in a given year and chose to apply such NOL’s.  The Company could also apply available NOL’s against a portion of future period earnings and reduce the distributions to stockholders. The Company is unlikely to declare and pay dividends to stockholders until existing NOL’s have been consumed.

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

The table below provides details of the securities in our two portfolios that are eligible to be refinanced under the new HARP guidelines:

($ in thousands)
Market Value of Securities where Underlying Pools were issued Prior to May 31, 2009
	Underlying Current Gross WAC (Borrower Mortgage Rate)						Total Securities in Sub-Portfolio
	Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
PT MBS portfolio	$17,520	$-	$-	$-	$-	$17,520	$158,396
Structured MBS portfolio	$279	$-	$1,768	$2,451	$-	$4,498	$9,759
Total	$17,799	$-	$1,768	$2,451	$-	$22,018	$168,155

Percent of Securities where Underlying Pools were Issued Prior to May 31, 2009
		Less Than 4.00%	4.0% - 4.99%	5.0%-5.99%	6.0% - 6.99%	Greater Than 7.0%	Total
PT MBS portfolio		11.1%	-	-	-	-	11.1%
Structured MBS portfolio		2.9%	-	18.1%	25.1%	-	46.1%
Total		10.6%	-	1.1%	1.5%	-	13.1%

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

Mortgage-Backed Securities

Our investments in MBS are accounted for under the fair value option. We acquire our MBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our statement of operations, as opposed to a component of other comprehensive income in our statement of stockholder’s equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our MBS under the fair value option in order to reflect changes in the fair value of our MBS in our statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our MBS. These levels include:

•
Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),

•
Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and

•
Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company- specific data. These unobservable assumptions reflect the Company’s own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

Our MBS are valued using Level 2 valuations, and such valuations currently are determined based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.  In managing our portfolio, the Company employs the following four-step process at each valuation date to determine the fair value of our MBS:

•
First, the Company obtains fair values from subscription-based independent pricing services. These prices are used by both the Company as well as our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings.

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

Management believes its pricing methodology to be consistent with the definition of fair value described in FASB ASC 820, Fair Value Measurements.

Repurchase Agreements

We finance the acquisition of a portion of our MBS through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest.

In instances where we acquire Agency MBS through repurchase agreements with the same counterparty from whom the Agency MBS were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase Agency MBS as a derivative instrument if the transaction does not comply with the criteria in FASB ASC 860, Transfers and Servicing, for gross presentation. If the transaction complies with the criteria for gross presentation, we present the assets and the related financing on a gross basis in our statements of financial condition, and the corresponding interest income and interest expense in our statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in Agency MBS as a mortgage related receivable from the counterparty on our balance sheet.

Income Recognition

All of our MBS are either PT MBS or structured MBS, including CMOs, IOs, IIOs or POs. Income on PT MBS, POs and CMOs that contain principal balances is based on the stated interest rate of the security. As a result of accounting for our MBS under the fair value option, premium or discount present at the date of purchase is not amortized. For IOs, IIOs and CMOs that do not contain principal balances, income is accrued based on the carrying value and the effective yield. As cash is received it is first applied to accrued interest and then to reduce the carrying value of the security. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments, current interest rates and current asset prices. The new effective yield is calculated based on the carrying value at the end of the previous reporting period, the new prepayment estimates and the contractual terms of the security. Changes in fair value of all of our MBS during the period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.

Income Taxes

Bimini Capital and its qualified REIT subsidiary have elected to be taxed as a REIT under the Code. As further described below, MortCo and Bimini Advisors are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income (net of the application of net operating loss carryovers) to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements.

MortCo, Bimini Advisors and their activities are subject to corporate income taxes and the applicable provisions of FASB ASC Topic 740, Income Taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent management believes deferred tax assets will not be fully realized in future periods, a provision is recorded so as to reflect the net portion, if any, of the deferred tax asset management expects to realize.

Off-Balance Sheet Arrangements

As discussed above, MortCo previously pooled loans that it had originated or purchased and then sold them or securitized them to obtain long-term financing for its assets. Securitized loans were transferred to a trust where they served as collateral for asset-backed bonds, which the trust primarily issued to the public. MortCo held approximately $3.3 million of retained interests from securitizations as of December 31, 2012.  In addition, MortCo retained the servicing related to the loans sold or securitized.  While such servicing has been sold and or surrendered, advances made prior to such transactions continue to be collected as the underlying properties are liquidated.

The cash flows associated with MortCo’s securitization activities for the years ended December 31, 2012 and 2011, were as follows:

(in thousands)
	Years Ended December 31,
	2012	2011
Servicing collections	$416	$921
Cash flows received on retained interests	4,483	3,622

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 20, 2013 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 20, 2013	/s/ BDO USA, LLP Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$158,396,450	$73,064,201
Unpledged	9,758,557	18,078,052
Total mortgage-backed securities	168,155,007	91,142,253
Cash and cash equivalents	6,592,561	4,300,785
Restricted cash	840,500	417,000
Retained interests in securitizations	3,336,009	3,495,471
Accrued interest receivable	718,895	901,385
Property and equipment, net	3,774,310	3,884,056
Prepaid expenses and other assets, net	3,935,669	5,113,346
Total Assets	$187,352,951	$109,254,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Repurchase agreements, net	$150,294,174	$69,528,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	123,446	71,829
Accounts payable, accrued expenses and other	6,614,119	7,483,459
Total Liabilities	183,836,179	103,887,728

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,616,912 shares issued and outstanding as of December 31, 2012 and 10,086,854 shares
issued and outstanding as of December 31, 2011	10,617	10,087
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2012 and December 31, 2011	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2012 and December 31, 2011	32	32
Additional paid-in capital	334,254,432	334,075,197
Accumulated deficit	(330,748,341)	(328,718,780)
Total Stockholders’ Equity	3,516,772	5,366,568
Total Liabilities and Stockholders’ Equity	$187,352,951	$109,254,296
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
Interest income	$4,238,718	$5,086,441
Interest expense	(436,098)	(270,787)
Net interest income, before interest on junior subordinated notes	3,802,620	4,815,654
Interest expense on junior subordinated notes	(1,049,403)	(1,007,603)
Net interest income	2,753,217	3,808,051
Unrealized losses on mortgage-backed securities	(2,055,132)	(1,786,589)
Realized (losses) gains on mortgage-backed securities	(245,690)	941,150
Losses on Eurodollar futures	(765,719)	(1,093,612)
Net portfolio (deficiency) income	(313,324)	1,869,000

Other income:
Gains on retained interests in securitizations	4,323,329	3,189,844
Other income (expense)	36,733	(64,469)
Total/Net other income	4,360,062	3,125,375

Expenses:
Compensation and related benefits	1,475,897	1,513,729
Directors' fees and liability insurance	527,934	587,443
Audit, legal and other professional fees	2,776,842	3,230,130
Direct REIT operating expenses	546,666	541,758
Other administrative	748,960	1,743,508
Total expenses	6,076,299	7,616,568

Loss before income taxes	(2,029,561)	(2,622,193)

Income taxes	-	-

Net loss	$(2,029,561)	$(2,622,193)

Basic and Diluted Net loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.20)	$(0.26)
CLASS B COMMON STOCK
Basic and Diluted	$(0.20)	$(0.27)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,267,885	9,889,050
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
Dividends Declared Per Common Share:
CLASS A COMMON STOCK	$-	$0.0650
CLASS B COMMON STOCK	$-	$0.0650
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock,			Additional
	Amounts at par value			Paid-in	Accumulated
	Class A	Class B	Class C	Capital	Deficit	Total
Balances, January 1, 2011	$9,777	$32	$32	$334,459,072	$(326,096,587)	$8,372,326
Net loss	-	-	-	-	(2,622,193)	(2,622,193)
Cash dividends declared	-	-	-	(669,077)	-	(669,077)
Issuance of Class A common shares for
board compensation and
equity plan exercises	311	-	-	194,640	-	194,951
Class A shares repurchased and retired	(1)	-	-	(595)	-	(596)
Amortization of equity plan compensation	-	-	-	91,157	-	91,157

Balances, December 31, 2011	$10,087	$32	$32	$334,075,197	$(328,718,780)	$5,366,568
Net loss	-	-	-	-	(2,029,561)	(2,029,561)
Issuance of Class A common shares for
board compensation and
equity plan exercises	530	-	-	91,888	-	92,418
Amortization of equity plan compensation	-	-	-	87,347	-	87,347

Balances, December 31, 2012	$10,617	$32	$32	$334,254,432	$(330,748,341)	$3,516,772
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,029,561)	$(2,622,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and equity plan amortization	179,765	286,108
Depreciation and amortization	119,670	119,189
Realized and unrealized losses on mortgage-backed securities	2,300,822	845,439
Gains on retained interests in securitizations	(4,323,329)	(3,189,844)
Changes in operating assets and liabilities:
Accrued interest receivable	182,490	148,192
Prepaid expenses and other assets, net	1,162,342	1,497,983
Accrued interest payable	51,617	(48,581)
Accounts payable, accrued expenses and other	(869,340)	(618,603)
NET CASH USED IN OPERATING ACTIVITIES	(3,225,524)	(3,582,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(283,121,938)	(77,580,097)
Sales	185,082,961	95,371,167
Principal repayments	18,740,736	25,352,292
Payments received on retained interests in securitizations	4,482,791	3,622,150
(Increase) decrease in restricted cash	(423,500)	3,128,885
Purchases of property and equipment	(9,924)	(108,528)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(75,248,874)	49,785,869

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	958,011,865	488,153,453
Principal repayments on repurchase agreements	(877,245,691)	(532,217,138)
Dividends paid in cash	-	(669,077)
Stock repurchases	-	(596)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	80,766,174	(44,733,358)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,291,776	1,470,201
CASH AND CASH EQUIVALENTS, beginning of the year	4,300,785	2,830,584
CASH AND CASH EQUIVALENTS, end of the year	$6,592,561	$4,300,785

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,433,884	$1,326,971
Income taxes	$40,000	$17,706
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

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and to REIT qualifying activities or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. and its wholly-owned qualified REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”). Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) and MortCo and its consolidated subsidiaries. Discussions relating to “the Company” refer to the consolidated entity.

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

In response, beginning in 2007, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company continued to evaluate capital raising opportunities for Orchid, its wholly-owned subsidiary.  After pursuing previous efforts to raise capital at Orchid, Orchid completed an initial public offering of common stock on February 20, 2013.  The Company acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering. In addition, until Orchid has $100 million of stockholders equity, the Company will not allocate any overhead costs to Orchid that it would be able to do otherwise. Attracting external capital to Orchid will allow the Company to receive fees for managing the Orchid portfolio, decrease the Company’s expenses by allocating certain overhead costs to Orchid (once Orchid’s stockholders’ equity exceeds $100 million), and share in distributions, if any, paid by Orchid to its shareholders. Upon closing of Orchid’s initial public offering, the Company owned approximately 29.38% of the outstanding common stock of Orchid.

At December 31, 2012, Bimini Capital had cash and cash equivalents of $6.6 million, an equity capital base of $3.5 million and an MBS portfolio of $168.2 million.  The Company generated cash flows of $23.1 million from principal and interest payments on its MBS portfolio and $4.5 million from retained interests in securitizations during the year ended December 31, 2012. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. All noninterest-bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s noninterest-bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit that would have been in excess of the $250,000 federally insured limit at December 31, 2012 approximated $3.5 million.

Mortgage-Backed Securities

The Company invests primarily in pass-through (“PT”) mortgage-backed securities (“MBS”), collateralized mortgage obligations, interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage loans (collectively, MBS).  MBS transactions are recorded on the trade date. The Company has elected to account for its investment in MBS under the fair value option.  These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities, which requires the securities to be carried at fair value on the Consolidated Balance Sheet with changes in fair value charged to Other Comprehensive Income, a component of Stockholders’ Equity.  Electing the fair value option allows the Company to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For interest only securities, the income is accrued based on the carrying value and the effective yield.  Cash received is first applied to accrued interest and then to reduce the carrying value.  At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes is fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains and losses on mortgage-backed securities in the accompanying consolidated statements of operations.

Retained Interests in Securitizations

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  December 31, 2012 and December 31, 2011, due to the short-term nature of these financial instruments.

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

Repurchase Agreements

The Company finances the acquisition of its PT MBS through the use of repurchase agreements. Repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 92 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines or as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.

The Company’s repurchase agreements typically have terms ranging from one month to six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.  If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender including accrued interest and cash posted as collateral.  At December 31, 2012, the Company had outstanding balances under repurchase agreements with six lenders with a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of the collateral pledged by the Company, including accrued interest and cash posted as collateral) of $9.0 million.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentations.

Income Taxes

Bimini Capital, including its wholly-owned qualified REIT subsidiary, has elected to be taxed as a REIT under the Code. Bimini Capital will generally not be subject to federal income tax on its REIT taxable income to the extent that Bimini Capital distributes its REIT taxable income to its stockholders and satisfies the ongoing REIT requirements, including meeting certain asset, income and stock ownership tests. A REIT must generally distribute at least 90% of its REIT taxable income to its stockholders, of which 85% generally must be distributed within the taxable year, in order to avoid the imposition of an excise tax. The remaining balance may be distributed up to the end of the following taxable year, provided the REIT elects to treat such amount as a prior year distribution and meets certain other requirements. At December 31, 2012, management believes that the Company has complied with Code requirements and Bimini Capital and its qualified REIT subsidiary continue to qualify as a REIT. As further described in Note 13, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

The Company’s U.S. federal income tax returns for years ending on or after December 31, 2009 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its consolidated financial statements.

In January 2013, FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice. The objectives of ASU 2013-01 and ASU 2011-11 are to support further convergence of US GAAP and IFRS requirements. These updates are effective for annual reporting periods beginning on or after January 1, 2013. The Company anticipates that the adoption of this ASU will have no effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The Company is required to apply the amendments for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required will be provided retrospectively for all comparative periods presented.  The Company anticipates that the adoption of this ASU will have no effect on its consolidated financial statements.

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes. As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements. On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project. The Board has not yet agreed on the scope of phase II of the project. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, amending the authoritative guidance to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of this amendment require retrospective application, and are effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s consolidated financial statements, as the Company has no items of other comprehensive income.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2012 and 2011:

(in thousands)
	December 31,
	2012	2011
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$87,693	$25,466
Adjustable-rate Mortgages	20,857	12,181
Fixed-rate Mortgages	49,846	35,417
Total Pass-Through MBS	158,396	73,064
Structured MBS:
Interest Only Securities	5,244	7,074
Inverse Interest Only Securities	4,515	11,004
Total Structured MBS	9,759	18,078
Total	$168,155	$91,142

The following table summarizes the Company’s MBS portfolio as of December 31, 2012 and 2011, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31,
	2012	2011
Less than one year	$-	$102
Greater than one year and less than five years	163	263
Greater than five years and less than ten years	12,980	8,507
Greater than or equal to ten years	155,012	82,270
Total	$168,155	$91,142

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of December 31, 2012 and 2011:

(in thousands)
		December 31,
Series	Issue Date	2012	2011
HMAC 2004-1	March 4, 2004	$74	$218
HMAC 2004-2	May 10, 2004	890	878
HMAC 2004-3	June 30, 2004	750	865
HMAC 2004-4	August 16, 2004	881	532
HMAC 2004-5	September 28, 2004	741	1,002
Total		$3,336	$3,495

NOTE 4.                      PROPERTY AND EQUIPMENT

The composition of property and equipment follows:

(in thousands)
	December 31,
	2012	2011
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	383	373
Office furniture and equipment	248	248
	4,705	4,695
Less accumulated depreciation and amortization	931	811
Total	$3,774	$3,884

Depreciation of property and equipment totaled $120,000 and $119,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5.  PREPAID EXPENSES AND OTHER ASSETS, NET

The composition of prepaid expenses and other assets, net follows:

(in thousands)
	December 31,
	2012	2011
Prepaid expenses	$324	$367
Surety bonds, including accrued interest	525	1,041
Servicing advances - net of allowance for doubtful accounts of
$256 at December 31, 2012 and 2011	1,310	1,739
Servicing sale receivable, including accrued interest	793	969
Investment in Bimini Capital Trust II	804	804
Other	180	193
Total	$3,936	$5,113

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

NOTE 6.   REPURCHASE AGREEMENTS

As of December 31, 2012, Bimini Capital had outstanding repurchase agreement obligations of approximately $150.3 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $158.8 million and $0.6 million of cash posted as collateral with the counterparties.  As of December 31, 2011, Bimini Capital had outstanding repurchase agreement obligations of approximately $69.5 million with a net weighted average borrowing rate of 0.43%.  These agreements were collateralized by MBS with a fair value of approximately $73.3 million and $0.1 million of cash posted as collateral with the counterparties.

As of December 31, 2012 and 2011, Bimini Capital's repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$158,765	$-	$-	$158,765
Repurchase agreement liabilities associated with
these securities	$-	$150,294	$-	$-	$150,294
Net weighted average borrowing rate	-	0.49%	-	-	0.49%
December 31, 2011
Fair value of securities pledged, including accrued
interest receivable	$-	$73,305	$-	$-	$73,305
Repurchase agreement liabilities associated with
these securities	$-	$69,528	$-	$-	$69,528
Net weighted average borrowing rate	-	0.43%	-	-	0.43%

Summary information regarding the Company’s amounts at risk with individual counterparties greater than 10% of the Company’s equity at December 31, 2012 and 2011 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
Cantor Fitzgerald & Co.	541	4
South Street Securities, LLC	1,802	7
SunTrust Robinson Humphrey, Inc.	1,123	7
KGS - Alpha Capital Markets, L.P.	843	21
The PrinceRidge Group, LLC	979	15
December 31, 2011
Nomura Securities International, Inc.	$3,474	27

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

On October 31, 2011, MF Global Holding Ltd. (“MF”) filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.  As of September 30, 2011, a subsidiary of MF, MF Global, Inc. was the Company’s largest repurchase agreement funding provider and the Company had approximately $2.3 million at risk under such agreements.  As of December 31, 2011 and December 31, 2012, the Company had no outstanding funding arrangements in place with MF under repurchase agreements.  All repurchase agreements in place at September 30, 2011, have been terminated and all pledged assets have been returned. As of March 20, 2013, one reverse-repurchase agreement with MF has yet to be fully unwound, and the Company has not received funds which are owed by MF to the Company in the amount of approximately $343,000.  During 2011, the Company established a reserve of $300,000 against this balance, which still exists at December 31, 2012.  The Company believes it is entitled to these funds; however, given the fact that MF is in bankruptcy, it is not known if or when the funds will be received.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

As part of its overall risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company does not elect hedging treatment under GAAP, and as such all gains and losses on these instruments are reflected in earnings for all periods presented.

As of December 31, 2012 and 2011, such instruments are comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The total amount of margin at December 31, 2012 and 2011 was approximately $227,000 and $285,000, respectively, and is reflected in restricted cash.

The Company’s Eurodollar futures contracts with a notional amount ranging between $21.0 million and $26.0 million are used to attempt to achieve a fixed interest rate related to its junior subordinated notes.  The junior subordinated notes had a 7.86% fixed-rate of interest until December 15, 2010, and thereafter, through maturity in 2035, the rate will float at a spread of 3.50% over the prevailing three-month LIBOR rate.  The Eurodollar futures contracts serve to effectively lock in a fixed LIBOR rate for a specified period of time.   As of December 31, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.57% on $26.0 million of its junior subordinated notes through March 14, 2016.  The effective interest rate for the junior subordinated notes is 4.07%.  For the years ended December 31, 2012 and 2011, the Company recorded losses of $530,000 and $742,000, respectively, on Eurodollar futures contracts held as part of its junior subordinated notes hedging strategy.

The Company also used Eurodollar futures contracts with a notional amount of $30.0 million to attempt to achieve a fixed interest rate related to a portion of its repurchase agreement obligations.  As of December 31, 2012, the Company has effectively locked in a weighted-average fixed LIBOR rate of 0.34% on a portion of its repurchase agreement obligations through December 16, 2013. For the years ended December 31, 2012 and 2011, the Company recorded losses of $236,000 and $352,000, respectively, on Eurodollar futures contracts held as part of its repurchase agreement hedging strategy.

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

As of December 31, 2012 and 2011, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2012, the interest rate was 3.81%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

Ownership Limitations

Bimini Capital’s amended charter, subject to certain exceptions, contains certain restrictions on the number of shares of stock that a person may own. Bimini Capital’s amended charter contains a stock ownership limit that prohibits any person from acquiring or holding, directly or indirectly, applying attribution rules under the Code, shares of stock in excess of 4.98% of the total number or value of the outstanding shares of Bimini Capital’s common stock, whichever is more restrictive, or Bimini Capital’s stock in the aggregate. Bimini Capital’s amended charter further prohibits (i) any person from beneficially or constructively owning shares of Bimini Capital’s stock that would result in Bimini Capital being "closely held" under Section 856(h) of the Code or otherwise cause Bimini Capital to fail to qualify as a REIT, and (ii) any person from transferring shares of Bimini Capital’s stock if such transfer would result in shares of Bimini Capital’s stock being owned by fewer than 100 persons. Bimini Capital’s Board of Directors, in its sole discretion, may exempt a person from the stock ownership limit. However, Bimini Capital’s Board of Directors may not grant such an exemption to any person whose ownership, direct or indirect, of in excess of 9.8% of the number or value of the outstanding shares of Bimini Capital’s stock (whichever is more restrictive) would result in Bimini Capital being "closely held" within the meaning of Section 856(h) of the Code or otherwise would result in failing to qualify as a REIT. The person seeking an exemption must represent to the satisfaction of Bimini Capital’s Board of Directors that it will not violate the aforementioned restriction. The person also must agree that any violation or attempted violation of any of the foregoing restrictions will result in the automatic transfer of the shares of stock causing such violation to the trust (as defined below). Bimini Capital’s Board of Directors may require a ruling from the IRS or an opinion of counsel, in either case in form and substance satisfactory to Bimini Capital’s Board of Directors in its sole discretion, to determine or ensure Bimini Capital’s qualification as a REIT.

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

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the years ended December 31, 2012 and 2011.

	Years Ended December 31,
Shares Issued Related To:	2012	2011
Directors' compensation	505,058	297,923
Vesting incentive plan shares	25,000	13,000
Total shares of Class A Common Stock issued	530,058	310,923

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2012 and 2011.

Dividends

The table below presents information related to dividends declared by the Company’s Board of Directors during 2011.  No dividends were declared during 2012.

(in thousands, except per share amounts)
Declaration Date	Record Date	Payment Date	Per Share Amount	Total
2011
April 12, 2011	April 15, 2011	April 29, 2011	$0.0325	$334
July 12, 2011	July 29, 2011	August 16, 2011	0.0325	335

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

On August 12, 2011, the Company’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of the Company and to associate their interest with those of the Company and its stockholders.  After the approval of the 2011 Plan, the Board of Directors agreed that it would no longer issue awards under the 2003 Plan. The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.

Phantom share awards represent a right to receive a share of Bimini's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $87,000 and $91,000 for the years ended December 31, 2012 and 2011, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the years ended December 31, 2012 and 2011 is presented below:

	Year Ended December 31,
	2012		2011
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	401,000	$1.12
Granted	25,000	0.11	-	-
Vested	(25,000)	0.11	(13,000)	0.97
Cancellations	-	-	(20,156)	(1.37)
Nonvested, at December 31	367,844	$1.11	367,844	$1.11

As of December 31, 2012, there was approximately $156,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 24 months.  The intrinsic value of the outstanding phantom shares as of December 31, 2012 and 2011 is $48,000 and $136,000, respectively.  All outstanding unvested awards at December 31, 2012 were granted with dividend participation rights.

NOTE 11.	SAVINGS INCENTIVE PLAN

Bimini Capital’s employees have the option to participate in the Bimini Capital Management, Inc., 401K Plan (the “Plan”). Under the terms of the Plan, eligible employees can make tax-deferred 401(k) contributions, and at Bimini Capital’s sole discretion, Bimini Capital can match the employees’ contributions. For the years ended December 31, 2012 and 2011, Bimini Capital made 401(k) matching contributions of approximately $26,000 and $29,000, respectively.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene). On May 23, 2011, Bimini and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”  On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.

On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department in October 2012.  The joint appeal has been calendared for the Appellate Division’s March 2013 term.  Bimini and BNYM have obtained a stay of all proceedings in the trial court through April 24, 2013.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

On June 14, 2007, a complaint was filed in the Circuit Court of the Twelfth Judicial District in and for Manatee County, Florida by Coast Bank of Florida (“Coast”) against MortCo seeking monetary damages and specific performance and alleging breach of an alleged oral contract for allegedly failing to convert approximately fifty construction loans to permanent financing.   A non-jury trial was scheduled to begin on January 17, 2012.    However, on January 16, 2012 the parties reached an agreement.  Pursuant to the settlement agreement, MortCo, without admitting any allegations, paid Coast $800,000 and the litigation and all related claims was dismissed with prejudice.  Each party was responsible for the payment of its own legal fees and expenses.

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

Loans Sold to Investors.

Generally, MortCo was not exposed to significant credit risk on its loans sold to investors. In the normal course of business, MortCo provided certain representations and warranties during the sale of mortgage loans which obligated it to repurchase loans which were subsequently unable to be sold through the normal investor channels. The repurchased loans were secured by the related real estate properties, and could usually be sold directly to other permanent investors. Any future repurchase demands will likely be settled on a negotiated basis without MortCo taking possession of the originated loan or the underlying property.

MortCo has recognized a liability, which is included in “Accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets, for the estimated fair value of this obligation. Changes in this liability for the years ended December 31, 2012 and 2011 are presented in the table below:

(in thousands)
	Years Ended December 31,
	2012	2011
Balance - Beginning of year	$5,087	$5,087
Settlement	(350)	-
Balance - End of year	$4,737	$5,087

Consulting Agreement

During 2011, the Company, through Bimini Advisors, entered into an agreement with a consultant pursuant to which the consultant advised the Company with respect to financing alternatives, banking relationships and external asset management arrangements in connection with the formation, capitalization and operation of Orchid.  Bimini Advisors paid the consultant a $60,000 retainer in 2011.  Under the terms of the  agreement, if Orchid raised at least $50 million in equity investments by June 30, 2012, Bimini Advisors would have been obligated to pay the consultant 50% of any asset management fees that Bimini Advisors received from Orchid during the twelve months following the date on which Orchid has received the equity investments.  If Orchid raised at least $50 million in equity investments by June 30, 2012, then the minimum amount that would have been payable to the consultant under the management fee sharing arrangement would have been $487,500 and the maximum would have been $1.2 million.

On February 6, 2012, the consulting agreement was amended.  Under the terms of the amended agreement, Bimini Advisors agreed to pay the consultant an additional $60,000 retainer fee.  The additional fee was paid in six equal installments of $10,000 through June of 2012. The amended agreement provided that the obligation to pay the consultant 50% of any asset management fees that Bimini Advisors would have received from Orchid following the date on which Orchid has received equity investments of at least $50 million was extended from June 30, 2012 to December 31, 2012.  There was no longer an explicit minimum amount payable under the management fee sharing arrangement, but the maximum fee amount of $1.2 million was retained. Orchid did not raise capital by December 31, 2012, and except for the $120,000 retainer, the fees described above were not paid.

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

As of December 31, 2012, Bimini Capital had a REIT tax net operating loss (“NOL”) carryforward of approximately $13.8 million that is immediately available to offset future REIT taxable income.  The REIT tax NOL carryforwards will expire in years beginning in 2028 through 2032.  The remaining unused capital loss carryforwards, generated in the year 2007, expired on December 31, 2012.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the years ended December 31, 2012 and 2011, MortCo had no taxable income primarily due to the utilization of NOL carryforwards; Bimini Advisors has losses from its inception for income tax purposes.

The TRS income tax provisions for the years ended December 31, 2012 and 2011 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the year ended December 31, 2012 and 2011, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset taxable income.  Therefore, there are no income tax provisions for any period related to the results of operations.

As of December 31, 2012, MortCo has estimated federal NOL carryforwards of approximately $268.6 million, and estimated available Florida NOLs of approximately $41.1 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Bimini Advisors has estimated federal and Florida NOL carryforwards of approximately $1.2 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.

The net deferred tax assets and offsetting valuation allowances for MortCo at December 31, 2012 are both approximately $98.9 million. The net deferred tax assets and offsetting valuation allowances for Bimini Advisors at December 31, 2012 are both approximately $0.4 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income within each TRS.  At December 31, 2012 and 2011, management believed that it was more likely than not that neither TRS would realize the full benefits of all of the federal and Florida tax NOL carryforwards (which are the primary deferred tax assets); therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 14.   EARNINGS PER SHARE (EPS)

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2012 and 2011.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2012 and 2011.

The Company had dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2012 and 2011. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Years Ended December 31,
	2012	2011
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(2,024)	$(2,614)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,617	10,087
Effect of weighting	(349)	(198)
Weighted average shares-basic and diluted	10,268	9,889
Loss per Class A common share:
Basic and diluted	$(0.20)	$(0.26)

(in thousands, except per-share information)
	Years Ended December 31,
	2012	2011
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(6)	$(9)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.20)	$(0.27)

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

The Company’s MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our MBS positions determined by either an independent third-party or do so internally.

Mortgage-backed securities, retained interests, Eurodollar futures contracts and mortgage loans held for sale were recorded at fair value on a recurring basis during the years ended December 31, 2012 and 2011. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2012
Mortgage-backed securities	$168,155	$-	$168,155	$-
Eurodollar futures contracts	227	227	-	-
Retained interests	3,336	-	-	3,336
December 31, 2011
Mortgage-backed securities	$91,142	$-	$91,142	$-
Eurodollar futures contracts	285	285	-	-
Mortgage loans held for sale	40	-	-	40
Retained interests	3,495	-	-	3,495

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011:

(in thousands)
	2012		2011
	Retained Interests	Mortgage Loans Held For Sale	Retained Interests	Mortgage Loans Held For Sale
Balances, January 1	$3,495	$40	$3,928	$40
Gain (loss) included in earnings	4,323	(18)	3,190	-
Collections	(4,482)	(22)	(3,623)	-
Balances, December 31	$3,336	$-	$3,495	$40

During the years ended December 31, 2012 and 2011, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of December 31, 2012.

Retained interest fair value (in thousands)			$3,336
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	35.2% - 52.23% (40.29%)	Next 10 Months
Loans in Foreclosure	100%	35.2% - 52.23% (40.29%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 13 - 30
Loans 60 Day Delinquent	85%	45%	Month 13 - 30
Loans 30 Day Delinquent	75%	45%	Month 13 - 30
Current Loans	2.5% - 4.4%	45%	Month 31 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
Nominal Cashflows	Discounted Cash flow	0.5 - 8.0 years (5.0)	27.5% (27.5%)
Discounted Cashflows	Discounted Cash flow	0.5 - 6.9 years (2.0)	27.5% (27.5%)

NOTE 16. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $114,000 and $108,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 17.   SUBSEQUENT EVENTS

On February 20, 2013, Orchid completed an initial public offering (“IPO”), selling 2,360,000 shares of its common stock for aggregate proceeds of approximately $35.4 million.  The Company acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering. Through December 31, 2012, the Company incurred costs of approximately $0.2 million related to this offering.  Subsequent to December 31, 2012, and through March 20, 2013, the Company incurred additional costs of approximately $3.0 million.  These costs are expensed as incurred.  Upon closing of the offering, Bimini owned approximately 29.38% of Orchid’s outstanding common stock.

At the closing of the offering, Orchid entered into a management agreement with Bimini Advisors, LLC, a wholly-owned subsidiary of Bimini, which provides for an initial term through February 20, 2016 with automatic one-year extensions, and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors will receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of Orchid’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of Orchid’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of Orchid’s equity that is greater than $500 million.

Should Orchid terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.  Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, once Orchid’s equity equals $100 million, Bimini will begin allocating to Orchid its pro rata portion of certain overhead costs as defined in the management agreement.

Management has concluded that, after the close of its IPO, Orchid is a variable interest entity because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO, the Company will continue to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini and Orchid changes.

NOTE 18.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of the quarterly results of operations during the years ended December 31, 2012 and 2011.

(in thousands, except per share data)
	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Net portfolio interest income	$1,165	$976	$1,061	$600
Interest on junior subordinated notes	(265)	(261)	(266)	(257)
Other portfolio losses	(459)	(1,516)	(19)	(1,073)
Net portfolio income (loss)	441	(801)	776	(730)
Other income	1,694	1,751	796	119
Expenses	(1,296)	(1,141)	(2,334)	(1,305)
Net income (loss)	$839	$(191)	$(762)	$(1,916)
Net income (loss) per share of:
Class A Common Stock - basic and diluted	$0.08	$(0.02)	$(0.07)	$(0.18)
Class B Common Stock - basic and diluted	$0.08	$(0.02)	$(0.07)	$(0.18)

(in thousands, except per share data)
	2011 Quarters Ended
	March 31	June 30	September 30	December 31
Net portfolio interest income	$1,523	1,231	1,081	981
Interest on junior subordinated notes	(250)	(250)	(250)	(258)
Other portfolio gains (losses)	248	1,032	(2,801)	(418)
Net portfolio income (loss)	1,521	2,013	(1,970)	305
Other (loss) income	(82)	1,487	2,436	(716)
Expenses	(1,950)	(1,291)	(2,379)	(1,996)
Net (loss) income	$(511)	2,209	(1,913)	(2,407)
Net (loss) income per share of:
Class A Common Stock - basic and diluted	$(0.05)	0.22	(0.19)	(0.24)
Class B Common Stock - basic and diluted	$(0.05)	0.22	(0.19)	(0.24)

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) in Internal Control-Integrated Framework.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc. and subsidiaries (the ”Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and our report dated March 20, 2013 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 20, 2013	/s/ BDO USA, LLP Certified Public Accountants

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders to be held on Tuesday, June 11, 2013, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2012 (the "Proxy Statement").

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

ITEM 12.                      Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the Proxy Statement and to Part II, Item 5 of this Form 10-K

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
†10.7
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.8
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.9
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.11
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.12
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.13
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011

10.14
Settlement Agreement and Mutual Release by an among First Bank (as successor to Coast Bank of Florida) and MortCo TRS, LLC dated January 20, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012

10.15
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC date February 20, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.

10.16
Investment Allocation Agreement among the Company, Orchid Island Capital, Inc. and Bimini Advisors, LLC dated February 20, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 20, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 20, 2013	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2013.

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
†10.7
Separation Agreement and General Release, dated as of June 29, 2007, by and among Opteum Inc., Opteum Financial Services, LLC and Peter R. Norden, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.8
Voting Agreement, among certain stockholders of Bimini Mortgage Management, Inc., Jeffrey J. Zimmer, Robert E. Cauley, Amber K. Luedke, George H. Haas, IV, Kevin L. Bespolka, Maureen A. Hendricks, W. Christopher Mortenson, Buford H. Ortale, Peter Norden, certain of Mr. Norden’s affiliates, Jason Kaplan, certain of Mr. Kaplan’s affiliates and other former owners of Opteum Financial Services, LLC, incorporated by reference to Exhibit 99(D) to the Schedule 13D, dated November 3, 2005, filed with the SEC on November 14, 2005

10.9
Membership Interest Purchase, Option and Investor Rights Agreement among Opteum Inc., Opteum Financial Services, LLC and Citigroup Global Markets Realty Corp. dated as of December 21, 2006, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated December 21, 2006, filed with the SEC on December 21, 2006

10.10
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.11
Asset Purchase Agreement, dated May 7, 2007, by and among Opteum Financial Services, LLC, Opteum Inc. and Prospect Mortgage Company, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 7, 2007, filed with the SEC on May 7, 2007

10.12
First Amendment to Purchase Agreement, dated June 30, 2007, by and among Metrocities Mortgage, LLC – Opteum Division, Opteum Financial Services, LLC and Opteum Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 30, 2007, filed with the SEC on July 5, 2007

10.13
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011

10.14
Settlement Agreement and Mutual Release by an among First Bank (as successor to Coast Bank of Florida) and MortCo TRS, LLC dated January 20, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012

10.15
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC date February 20, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.

10.16
Investment Allocation Agreement among the Company, Orchid Island Capital, Inc. and Bimini Advisors, LLC dated February 20, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.

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