Form 10-Q
period 2013-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2013-05-14
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 14, 2013	10,633,116
Class B Common Stock, $0.001 par value	May 14, 2013	31,938
Class C Common Stock, $0.001 par value	May 14, 2013	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$374,247,325	$158,396,450
Unpledged	30,050,076	9,758,557
Total mortgage-backed securities	404,297,401	168,155,007
Cash and cash equivalents	4,715,230	6,592,561
Restricted cash	2,168,500	840,500
Retained interests in securitizations	4,551,174	3,336,009
Accrued interest receivable	1,669,696	718,895
Property and equipment, net	3,743,972	3,774,310
Prepaid expenses and other assets, net	3,961,440	3,935,669
Total Assets	$425,107,413	$187,352,951

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$355,230,870	$150,294,174
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	123,438	123,446
Accounts payable, accrued expenses and other	6,539,334	6,614,119
Total Liabilities	388,698,082	183,836,179

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock	-	-
Common stock	10,697	10,681
Additional paid-in capital	334,553,577	334,254,432
Accumulated deficit	(333,519,091)	(330,748,341)
Stockholders’ equity	1,045,183	3,516,772
Noncontrolling interests	35,364,148	-
Total Equity	36,409,331	3,516,772
Total Liabilities and Equity	$425,107,413	$187,352,951

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the 2013 consolidated balance sheet above. See Note 14 for additional information on our consolidated VIE.

	March 31, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities	$360,260,273	$-
Cash and cash equivalents and restricted cash	4,701,216	-
Accrued interest receivable and other assets	1,685,834	-
LIABILITIES:
Repurchase agreements	316,445,869	-
Accrued interest payable and other liabilities	202,640	-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income	$1,526,161	$1,238,584
Interest expense	(246,706)	(73,384)
Net interest income, before interest on junior subordinated notes	1,279,455	1,165,200
Interest expense on junior subordinated notes	(247,198)	(265,090)
Net interest income	1,032,257	900,110
Unrealized losses on mortgage-backed securities	(472,078)	(269,291)
Realized gains (losses) on mortgage-backed securities	59,953	(26,989)
Losses on Eurodollar futures	(475,563)	(162,338)
Net portfolio income	144,569	441,492

Other income:
Gains on retained interests in securitizations	1,984,826	1,693,492
Other (expense) income	(2,479)	175
Total other income	1,982,347	1,693,667

Expenses:
Compensation and related benefits	431,244	427,413
Directors' fees and liability insurance	168,402	143,569
Orchid Island Capital, Inc. IPO expenses	3,041,776	-
Audit, legal and other professional fees	356,716	416,300
Direct REIT operating expenses	134,905	135,534
Other administrative	203,638	173,347
Total expenses	4,336,681	1,296,163

Net (loss) income	(2,209,765)	838,996
Less: income attributable to noncontrolling interests	560,985	-

Net (Loss) Income attributable to Bimini Capital stockholders	$(2,770,750)	$838,996

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.26)	$0.08
CLASS B COMMON STOCK
Basic and Diluted	$(0.26)	$0.08
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,619,793	10,481,189
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
Three Months Ended March 31, 2013

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2013	$10,681	$334,254,432	$(330,748,341)	$-	$3,516,772
Net loss	-	-	(2,770,750)	560,985	(2,209,765)
Issuance of common shares of
Orchid Island Capital, Inc.	-	278,238	-	35,121,762	35,400,000
Cash dividend paid to
noncontrolling interests	-	-	-	(318,599)	(318,599)
Issuance of Class A common shares
for equity plan exercises	16	(16)	-		-
Amortization of equity plan compensation	-	20,923	-		20,923

Balances, March 31, 2013	$10,697	$334,553,577	$(333,519,091)	$35,364,148	$36,409,331
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,209,765)	$838,996
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation and equity plan amortization	20,923	64,838
Depreciation	30,338	29,511
Losses on mortgage-backed securities	412,125	296,280
Gains on retained interests in securitizations	(1,984,826)	(1,693,492)
Changes in operating assets and liabilities:
Accrued interest receivable	(950,801)	53,003
Prepaid expenses and other assets, net	(25,771)	282,866
Accrued interest payable	(8)	15,181
Accounts payable, accrued expenses and other	(74,785)	(892,141)
NET CASH USED IN OPERATING ACTIVITIES	(4,782,570)	(1,004,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(314,857,608)	(45,961,353)
Sales	68,209,737	10,196,459
Principal repayments	10,093,352	5,007,530
Payments received on retained interests in securitizations	769,661	1,228,026
Increase in restricted cash	(1,328,000)	(795,844)
NET CASH USED IN INVESTING ACTIVITIES	(237,112,858)	(30,325,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	815,269,088	134,819,187
Principal repayments on repurchase agreements	(610,332,392)	(102,617,108)
Issuance of common shares of Orchid Island Capital, Inc.	35,400,000	-
Cash dividend paid to noncontrolling interests	(318,599)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	240,018,097	32,202,079

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,877,331)	871,939
CASH AND CASH EQUIVALENTS, beginning of the period	6,592,561	4,300,785
CASH AND CASH EQUIVALENTS, end of the period	$4,715,230	$5,172,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$493,912	$323,293
Income taxes	$36,000	$40,000
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2013

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

As used in this document, discussions related to the “Company”, refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and our consolidated VIE.  References to “Bimini Capital,” the “parent”, and the “registrant” refer to Bimini Capital Management, Inc. as a separate entity.

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Subsequent to the completion of the IPO and through March 31, 2013, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) and MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Orchid, Bimini Advisors and MortCo, as well as the wholly-owned subsidiaries of MortCo. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

ASC Topic 810, Consolidation (“ASC 810”), requires the consolidation of a variable interest entity ("VIE") by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs.

At the time of Orchid’s IPO and as of March 31, 2013, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through March 31, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in net income/(loss) in the Company’s Consolidated Financial Statements, net income/(loss) attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our Consolidated Balance Sheet and our Consolidated Statement of Equity within the equity section but separate from stockholders’ equity.

Assets recognized as a result of consolidating Orchid do not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets. Conversely, liabilities recognized as a result of consolidating Orchid do not represent additional claims on Bimini Capital’s assets; rather, they represent claims against the assets of Orchid. Creditors and stockholders of Orchid have no recourse to the assets of Bimini Capital.

As further described in Note 6, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to ASC 810, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Liquidity

Material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. Ongoing litigation costs stemming from both the former operations of MortCo and Bimini Capital itself have caused the Company’s overhead to be high in relation to its portfolio size. The smaller capital base has made it difficult to generate sufficient net interest income to cover expenses.

In response, beginning in 2007, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing previous efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the three months ended March 31, 2013. Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore they are expensed in the Company’s consolidated statement of operations. In addition, until Orchid has $100 million of stockholders equity, Bimini Capital will not allocate any overhead costs to Orchid that it would be able to do otherwise. Attracting external capital to Orchid will allow the Bimini Advisors to receive fees for managing the Orchid portfolio, decrease the expenses of Bimini Capital and Bimini Advisors by allocating certain overhead costs to Orchid (once Orchid’s stockholders’ equity exceeds $100 million), and share in distributions, if any, paid by Orchid to its stockholders. Upon the closing of Orchid’s IPO, and at March 31, 2013, Bimini Capital owned approximately 29.38% of the outstanding common stock of Orchid.

At March 31, 2013, the Company had cash and cash equivalents of approximately $4.7 million, a MBS portfolio of approximately $404.3 million and equity capital base of approximately $36.4 million, including approximately $1.0 attributable to the stockholders of Bimini Capital and $35.4 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $10.7 million from principal and interest payments on its MBS portfolio and approximately $0.8 million from retained interests in securitizations during the three months ended March 31, 2013. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Statement of Comprehensive Income (Loss)

In accordance with FASB ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive (loss) income is the same as net (loss) income for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, totaling $2,169,000 and $227,000 at March 31, 2013 and December 31, 2012, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling approximately $0.6 million at December 31, 2012 represents cash held on deposit as collateral with the repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at two banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At March 31, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $4.0 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in pass-through (“PT”) mortgage-backed securities (“MBS”), collateralized mortgage obligations, interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage loans (collectively, MBS).  MBS transactions are recorded on the trade date. The Company has elected to account for its investment in MBS under the fair value option.  These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities, which requires the securities to be carried at fair value on the Consolidated Balance Sheets with changes in fair value charged to Other Comprehensive Income, a component of Stockholders’ Equity.  Electing the fair value option allows the Company to record changes in fair value in the Statement of Operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations.

Retained Interests in Securitizations

From 2005 to 2007, MortCo participated in securitization transactions as part of its mortgage origination business. Retained interests in the securitization transactions were initially recorded at their fair value when issued by MortCo. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Eurodollar futures contracts and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 12 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  March 31, 2013 and December 31, 2012, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 6 to the consolidated financial statements.

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

The Company’s property and equipment as of March 31, 2013 and December 31, 2012, is presented net of accumulated depreciation of approximately $961,000 and $931,000, respectively. Depreciation expense was approximately $30,000 for each of the three month periods ended March 31, 2013 and 2012, respectively.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which securities are pledged as collateral to secure a short-term loan equal in value to a specified percentage (generally between 92 and 95 percent) of the market value of the pledged collateral. While used as collateral, the borrower retains beneficial ownership of the pledged collateral, including the right to distributions. At the maturity of a repurchase agreement, the borrower is required to repay the loan and concurrently receive the pledged collateral from the lender or, with the consent of the lender, renew such agreement at the then prevailing financing rate. Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase agreements with such a lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines or as a result of principal amortization or due to changes in market interest rates, spreads or other market conditions.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid expects to elect and intends to qualify to be taxed as a REIT.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At March 31, 2013, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this ASU.  The Company is required to apply the amendments for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The disclosures required are to be provided retrospectively for all comparative periods presented.  The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In October 2011, the FASB issued a proposed ASU 2011-20, Financial Services-Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, which would amend the criteria in Topic 946 for determining whether an entity qualifies as an investment company for reporting purposes. As proposed, this ASU would affect the measurement, presentation and disclosure requirements for Investment Companies, as defined, amend the investment company definition in ASC 946, and remove the current exemption for Real Estate Investment Trusts from this topic. If promulgated in its current form, this proposal may result in a material modification to the presentation of the Company’s consolidated financial statements. On December 12, 2012, the FASB agreed that the accounting for real estate investments should be considered in a second phase of the Investment Companies project and that all REITs should be exempted from conclusions reached in phase I of the project. The FASB has not yet agreed on the scope of phase II of the project. The Company is monitoring developments related to this proposal and is evaluating the effects it would have on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2013 and December 31, 2012:

(in thousands)
	March 31, 2013	December 31, 2012
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$129,388	$87,693
Adjustable-rate Mortgages	18,225	20,857
Fixed-rate Mortgages	230,039	49,846
Total Pass-Through MBS	377,652	158,396
Structured MBS:
Interest-Only Securities	23,241	5,244
Inverse Interest-Only Securities	3,404	4,515
Total Structured MBS	26,645	9,759
Total	$404,297	$168,155

Included in the table above at March 31, 2013 are $360.3 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of March 31, 2013 and December 31, 2012, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2013	December 31, 2012
Greater than one year and less than five years	$145	$163
Greater than five years and less than ten years	12,436	12,980
Greater than or equal to ten years	391,716	155,012
Total	$404,297	$168,155

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of March 31, 2013 and December 31, 2012:

(in thousands)
Series	Issue Date	March 31, 2013	December 31, 2012
HMAC 2004-1	March 4, 2004	$76	$74
HMAC 2004-2	May 10, 2004	569	890
HMAC 2004-3	June 30, 2004	1,720	750
HMAC 2004-4	August 16, 2004	1,348	881
HMAC 2004-5	September 28, 2004	838	741
Total		$4,551	$3,336

NOTE 4.   REPURCHASE AGREEMENTS

The Company’s repurchase agreements typically have maturities of less than six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation. If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral.

As of March 31, 2013, the Company had outstanding repurchase agreement obligations of approximately $355.2 million with a net weighted average borrowing rate of 0.42%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $375.2 million.  As of December 31, 2012, the Company had outstanding repurchase agreement obligations of approximately $150.3 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value of approximately $158.8 million and $0.6 million of cash posted as collateral with the counterparties.

As of March 31, 2013 and December 31, 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2013
Fair value of securities pledged, including accrued
interest receivable	$66,571	$291,703	$16,975	$-	$375,249
Repurchase agreement liabilities associated with
these securities	$63,381	$275,528	$16,322	$-	$355,231
Net weighted average borrowing rate	0.40%	0.42%	0.42%	-	0.42%
December 31, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$158,765	$-	$-	$158,765
Repurchase agreement liabilities associated with
these securities	$-	$150,294	$-	$-	$150,294
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

As of March 31, 2013, the outstanding repurchase obligations of the consolidated VIE included in the table above was $316.4 million.

At March 31, 2013 and December 31, 2012, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities) of $19.9 million and $9.0 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at March 31, 2013 and December 31, 2012 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
March 31, 2013
Citigroup Global Markets, Inc.	$6,075	18
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7
SunTrust Robinson Humphrey, Inc.	1,123	7
The PrinceRidge Group, LLC	979	15
KGS - Alpha Capital Markets, L.P.	843	21
Cantor Fitzgerald & Co.	541	4

At March 31, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities pledged, including accrued interest on such securities) of $2.2 million.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital equity at March 31, 2013 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
March 31, 2013
SunTrust Robinson Humphrey, Inc.	$986	5
The PrinceRidge Group, LLC	940	15
Pierpont Securities, LLC	309	24

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses on these instruments are reflected in earnings for all periods presented.

As of March 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The tables below present information related to the Company’s Eurodollar futures positions at March 31, 2013 and December 31, 2012.

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of March 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.37%	$280,000	$(246)	0.37%	$21,000	$(243)
2014	0.48%	250,000	14	0.48%	26,000	(394)
2015	0.75%	250,000	(98)	0.75%	26,000	(190)
2016	1.29%	250,000	(155)	1.05%	26,000	(54)
2017	1.99%	250,000	(300)	-	-	-
	0.99%		$(785)	0.60%		$(881)
Cash posted as collateral, included in restricted cash						$2,169

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2012
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.34%	$30,000	$(375)	0.34%	$21,000	$(341)
2014	-	-	-	0.48%	26,000	(393)
2015	-	-	-	0.74%	26,000	(192)
2016	-	-	-	1.01%	26,000	(57)
	0.34%		$(375)	0.57%		$(983)
Cash posted as collateral, included in restricted cash						$227

The tables below present information related solely to Bimini Capital’s Eurodollar futures positions at March 31, 2013.

(in thousands)
Eurodollar Futures Positions (Parent-Only)
As of March 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.37%	$30,000	$(300)	0.37%	$21,000	$(243)
2014	-	-	-	0.48%	26,000	(394)
2015	-	-	-	0.75%	26,000	(190)
2016	-	-	-	1.05%	26,000	(54)
	0.37%		$(300)	0.60%		$(881)
Cash posted as collateral, included in restricted cash						$137

(1)	Open equity represents the cumulative gains / (losses) recorded on open futures positions.

The table below presents the effect of the Company’s derivative financial instruments on the income statement for the three months ended March 31, 2013 and 2012.

(in thousands)
	Three Months Ended March 31,
	Consolidated		Parent-Only
Eurodollar futures contracts (short positions)	2013	2012	2013	2012
Repurchase Agreement Hedges	$(481)	$(100)	$3	$(76)
Junior Subordinated Notes Hedges	6	(62)	6	(62)
	$(475)	$(162)	$9	$(138)

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

As of March 31, 2013 and December 31, 2012, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2013, the interest rate was 3.78%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

The trust is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in the trust's common equity securities was financed directly by the applicable trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its financial statements.

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

NOTE 7.  CAPITAL STOCK

At March 31, 2013 and December 31, 2012, Bimini Capital’s capital stock is comprised of the following:

(in thousands)
	March 31, 2013	December 31, 2012
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,633,116 shares issued and outstanding as of March 31, 2013 and 10,616,912 shares
issued and outstanding as of December 31, 2012	10,633	10,617
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2013 and December 31, 2012	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2013 and December 31, 2012	32	32

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Shares Issued Related To:	2013	2012
Directors' compensation	-	150,670
Vesting incentive plan shares	16,204	-
Total shares of Class A Common Stock issued	16,204	150,670

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2013 and 2012.

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

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of Bimini Capital and to associate their interest with those of the Company and its stockholders.  After the approval of the 2011 Plan, the Board of Directors agreed that it would no longer issue awards under the 2003 Plan. The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.

In October 2012, Orchid adopted the 2012 Equity Incentive Plan (the “2012 Plan”) to recruit and retain employees, directors and other service providers, including employees of Bimini Capital and other affiliates. The 2012 Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The 2012 Plan is administered by the Compensation Committee of Orchid’s Board of Directors except that Orchid’s full Board of Directors will administer awards made to directors who are not employees of Orchid or its affiliates.  The 2012 Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of Orchid’s common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of Orchid common stock that may be issued under the Incentive Plan.  To date, no awards have been made under the Incentive Plan.

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $21,000 for each of the three month periods ended March 31, 2013 and 2012, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31,
	2013		2012
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	367,844	$1.11
Vested	(16,204)	0.97	-	-
Nonvested, at March 31	351,640	$1.12	367,844	$1.11

As of March 31, 2013, there was approximately $136,000 of unrecognized compensation cost related to nonvested phantom share awards.  This cost is expected to be recognized over a remaining weighted-average period of 21 months.  The intrinsic value of the outstanding phantom shares as of March 31, 2013 and December 31, 2012 is $123,000 and $48,000, respectively.  All outstanding unvested awards at March 31, 2013 were granted with dividend participation rights.

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

On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department, and on April 2, 2013, the Appellate Division affirmed the trial court’s decision.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously

On March 2, 2011, MortCo and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (referred to together herein as “MortCo”) received a letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained in the draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

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

MortCo has recognized a liability of $4.7 million at March 31, 2013 and December 31, 2012, which is included in “accounts payable, accrued expenses and other” in the accompanying consolidated balance sheets, for the estimated fair value of this obligation. There were no changes in this liability for the three months ended March 31, 2013 and 2012.

NOTE 10.  INCOME TAXES

REIT Activities

Generally, REITs are not subject to federal income tax on REIT taxable income distributed to its shareholders.  REIT taxable income or loss, as generated by qualifying REIT activities, is computed in accordance with the Internal Revenue Code, which is different from the financial statement net income or loss as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income or loss and its GAAP financial statement net income or loss can be substantial and each item can affect several years.

As of December 31, 2012, Bimini Capital had a REIT tax net operating loss carryforward of approximately $13.8 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years beginning in 2028 through 2032.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the three months ended March 31, 2013 and 2012, MortCo had no taxable income primarily due to the utilization of NOL carryforwards; Bimini Advisors has losses from its inception for income tax purposes.

The TRS income tax provisions for the three months ended March 31, 2013 and 2012 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the three months ended March 31, 2013 and 2012, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.  Therefore, there are no income tax provisions for any period related to the results of operations.

As of March 31, 2013, MortCo has estimated federal NOL carryforwards of approximately $266.7 million, and estimated available Florida NOLs of approximately $39.3 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Bimini Advisors has estimated federal and Florida NOL carryforwards of approximately $0.8 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.

The net deferred tax assets and offsetting valuation allowances for MortCo at March 31, 2013 are both approximately $98.2 million. The net deferred tax assets and offsetting valuation allowances for Bimini Advisors at March 31, 2013 are both approximately $0.3 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income from the operations of each of the respective entities.  At March 31, 2013 and December 31, 2012, management believed that it was more likely than not that neither TRS would realize the full benefits of all of the federal and Florida tax NOL carryforwards (which are the primary deferred tax assets); therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2013 and 2012.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2013 and 2012.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2013 and 2012. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Three Months Ended March 31,
	2013	2012
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(2,763)	$836
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,633	10,238
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	368
Effect of weighting	(13)	(125)
Weighted average shares-basic and diluted	10,620	10,481
(Loss) income per Class A common share:
Basic and diluted	$(0.26)	$0.08

(in thousands, except per-share information)
	Three Months Ended March 31,
	2013	2012
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(8)	$3
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.26)	$0.08

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

Mortgage-backed securities, retained interests and Eurodollar futures contracts were recorded at fair value on a recurring basis during 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2013
Mortgage-backed securities	$404,297	$-	$404,297	$-
Eurodollar futures contracts	2,169	2,169	-	-
Retained interests	4,551	-	-	4,551
December 31, 2012
Mortgage-backed securities	$168,155	$-	$168,155	$-
Eurodollar futures contracts	227	227	-	-
Retained interests	3,336	-	-	3,336

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012:

(in thousands)
	Retained Interests		Mortgage Loans Held for Sale
	2013	2012	2012
Balances, January 1	$3,336	$3,495	$40
Gain included in earnings	1,985	1,693	-
Collections	(770)	(1,227)	-
Balances, March 31	$4,551	$3,961	$40

During the three months ended March 31, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2013.

Retained interest fair value (in thousands)			$4,551
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	33.75% - 53.74% (40.97%)	Next 10 Months
Loans in Foreclosure	100%	33.75% - 53.74% (40.97%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.5% - 4.4%	45%	Month 29 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
Nominal Cashflows	Discounted Cash flow	4.1 -8.0 years (5.3)	27.5% (27.5%)
Discounted Cashflows	Discounted Cash flow	1.2 -6.7 years (1.7)	27.5% (27.5%)

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $50,000 and $61,000 for the three months ended March 31, 2013 and 2012, respectively.

Management Agreement

Orchid entered into a management agreement with Bimini Capital, which provided for an initial term through December 31, 2011 with automatic one-year extension options. The agreement was extended under the option to December 31, 2013, but was terminated at the completion of Orchid’s IPO.  At the completion of the IPO, Orchid entered into a management agreement with Bimini Advisors, LLC which provides for an initial term through February 20, 2016 with automatic one-year extensions and is subject to certain termination rights.  Under the terms of the management agreement, Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors will receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of Orchid’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of Orchid’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% Orchid’s equity that is greater than $500 million.

Should Orchid terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term. Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, once Orchid’s equity, as defined, equals $100 million, Bimini Advisors will begin allocating to Orchid, it’s pro rata portion of certain overhead costs as defined in the management agreement.

NOTE 14. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

As discussed in Note 1, Orchid completed its IPO on February 20, 2013.  Prior to Orchid’s IPO, Bimini Capital owned 100% of the outstanding common stock of Orchid, and approximately 29.38% after the IPO. Orchid operates as a mortgage REIT and was formed in order to increase Bimini Capital’s assets under management to generate additional revenues to cover operating costs. Orchid entered into a management agreement with Bimini Advisors under which Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors receives a monthly management fee for these services.  Bimini Capital and Bimini Advisors acted as sponsors for and paid approximately $3.0 million during the quarter ended March 31, 2013 in expenses related to Orchid’s IPO.  The Company did not provide any further financial or other support to Orchid.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the three months ended March 31, 2013.

(in thousands)
Net loss attributable to Bimini Capital	$(2,771)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for sale of 2,360,000 common shares of Orchid	278
Change from net loss attributable to Bimini Capital and transfers from noncontrolling interest	$(2,493)

The noncontrolling interests reported in the Company’s Consolidated Financial Statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interest is presented in the equity section of the consolidated balance sheet, separate from stockholders’ equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The following is a rollforward of the noncontrolling interest during the three months ended March 31, 2013.

(in thousands)
Balance, January 1, 2013	$-
Issuance of common shares of Orchid Island Capital, Inc.	35,122
Net income attributed to noncontrolling interest	561
Cash dividend paid to noncontrolling interest	(319)
Balance, March 31, 2013	$35,364

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through March 31, 2013, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheets at March 31, 2013 (excluding intercompany balances).

(in thousands)
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$333,374
Unpledged	26,886
Total mortgage-backed securities	360,260
Cash and cash equivalents	2,670
Restricted cash	2,031
Accrued interest receivable	1,440
Prepaid expenses and other assets	245
Total Assets	$366,646

LIABILITIES:
Repurchase agreements	$316,446
Accrued interest payable	64
Accounts payable, accrued expenses and other	139
Total Liabilities	$316,649

The following table summarizes the operating results of Orchid (excluding intercompany transactions, including approximately $90,000 of management fees charged to Orchid) for the period beginning February 20, 2013 (the date of its IPO) through March 31, 2013 which are reflected in our consolidated statement of operations for the three months ended March 31, 2013.

(in thousands)
Interest income	$1,031
Interest expense	(137)
Net interest income	894
Unrealized gains on mortgage-backed securities	512
Realized gains on mortgage-backed securities	100
Losses on Eurodollar futures	(484)
Net portfolio income	1,022

Expenses:
Directors' fees and liability insurance	42
Audit, legal and other professional fees	45
Direct REIT operating expenses	39
Other administrative	12
Total expenses	138

Net income	$884

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

INTRODUCTION

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its separate common stock effective February 20, 2013.  After that date, Orchid continues to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo. References to the “Company” refer to the consolidated entity which is the consolidation of Bimini Capital, Orchid, Bimini Advisors, MortCo and MortCo’s consolidated subsidiaries.

Bimini Capital was formed in September 2003 to invest primarily in but not limited to, residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). The Company deploys its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  The Company manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured MBS.  The Company treats its remaining junior subordinated notes as an equity capital equivalent. The Company is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

Subsequent to Orchid’s IPO and as of March 31, 2013, management has concluded Orchid is a VIE because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through March 31, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of March 31, 2013, Bimini’s owns 29.38% of the outstanding common shares of Orchid.

The noncontrolling interests reported in the Company’s Consolidated Financial Statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interests is presented in the equity section of the balance sheet, separate from equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The consolidation of Orchid’s assets and liabilities with those of Bimini Capital and its wholly owned subsidiaries gives the appearance of a much larger organization. However, the assets recognized as a result of consolidating Orchid do not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets, nor do they represent amounts that are available to be distributed to Bimini Capital’s stockholders. Conversely, liabilities recognized as a result of consolidating Orchid do not represent additional claims on Bimini Capital’s assets; rather, they represent claims against the assets of Orchid.  In addition to the presentation of the Company’s consolidated portfolio activities in this section, we have also provided additional discussion related to the portfolio activities of Bimini Capital on its own.  We believe that this “parent-only” information along with the consolidated presentation provides useful information to the reader about all of the activities attributable to the shareholders of Bimini Capital.

DIVIDENDS TO STOCKHOLDERS

In order to maintain its qualification as a REIT, Bimini Capital is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code.   Beginning with its short tax period ending December 31, 2013, Orchid expects to qualify and elect to be taxed as a REIT.  As such, these same taxation rules apply separately to Orchid.

REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiaries do not impact REIT taxable income, unrealized gains or losses on the investment securities portfolio do not impact REIT taxable income, interest income on MBS securities is computed differently for REIT taxable income and GAAP, and the tax reporting for Orchid’s IPO expenses are considered capital costs.

REITs may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of the calendar year.  Accordingly, dividends are based on its REIT taxable income (after considering the possible impact of applying NOLs to the income as described below in “Net Operating Losses”), as determined for federal income tax purposes, as opposed to its net income computed in accordance with GAAP (as reported in the accompanying consolidated financial statements).

During the three months ended March 31, 2013, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  In August 2011, Bimini Capital announced that it would suspend its quarterly dividend and no distributions have been made since that date.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock. Orchid also declared dividends on April 10, 2013 and May 9, 2013, respectively, to stockholders of record as of April 25, 2013 and May 28, 2013, respectively,  in an amount of $0.135 per share of its common stock payable on April 30, 2013 and May 31, 2013, respectively. Orchid intends to pay regular monthly dividends to Orchid’s stockholders.

NET OPERATING LOSSES

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) carried-over from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s, a REIT may avoid excise taxes solely by application of available NOL’s without paying qualifying dividends to stockholders.  Because Bimini Capital had an estimated $13.8 million of NOL’s available as of December 31, 2012, in the future it could avoid excise taxes by applying such NOL’s to offset REIT taxable income without making any distributions to stockholders.  Further, the REIT could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOL’s are consumed.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Net (Loss) Income Summary

Consolidated net loss for the three months ended March 31, 2013 was $2.8 million, or $0.26 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.8 million, or $0.08 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2012.

The components of net (loss) income for the three months ended March 31, 2013 and 2012, along with the changes in those components are presented in the table below:

(in thousands)
	Three Months Ended March 31,
	2013	2012	Change
Net portfolio interest	$1,280	$1,165	$115
Interest expense on junior subordinated notes	(247)	(265)	18
Losses on MBS and Eurodollar futures	(888)	(459)	(429)
Net portfolio income	145	441	(296)
Other income	1,982	1,694	288
Expenses	(4,337)	(1,296)	(3,041)
Net (loss) income	(2,210)	839	(3,049)
Less: Income attributable to noncontrolling interests	561	-	561
Net (loss) income attributable to Bimini Capital Management, Inc.'s stockholders	$(2,771)	$839	$(3,610)

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

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense includes gains and losses on Eurodollar futures contracts. Presenting the effects of the Eurodollar positions with the interest expense on interest-bearing liabilities reflects total economic interest expense on these obligations and the economic effect of our hedging strategy.  Interest expense, including gains or losses on Eurodollar futures contracts, is referred to as economic interest expense. Net interest income, including gains or losses on Eurodollar futures contracts, is referred to as economic net interest income.

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

The following table presents the effect of our hedging strategy on interest expense and net interest income for each quarter in 2013 and 2012.

(dollars in thousands)
			Interest Expense
	Interest Expense on		on Junior		Net Portfolio
	Repurchase Agreements		Subordinated Notes		Interest Income		Net Interest Income
	GAAP	Economic	GAAP	Economic	GAAP	Economic	GAAP	Economic
	Basis	Basis	Basis	Basis	Basis	Basis	Basis	Basis
Three Months Ended,
March 31, 2013	$247	$728	$247	$241	$1,278	$797	$1,031	$556
December 31, 2012	151	155	257	256	600	596	343	340
September 30, 2012	104	203	266	504	1,060	961	794	457
June 30, 2012	108	139	261	493	976	945	715	452
March 31, 2012	73	174	265	327	1,165	1,064	900	737

 Net Portfolio Income

During the three months ended March 31, 2013, the Company generated $0.8 million of economic net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $0.7 million of economic interest expense on repurchase liabilities.  For the comparable period ended March 31, 2012, the Company generated $1.1 million of economic net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

During the three months ended March 31, 2013, Bimini Capital generated $0.07 million of economic net portfolio interest income, consisting of $0.11 million of interest income from MBS assets offset by $0.04 million of economic interest expense on repurchase liabilities.  For the comparable period ended March 31, 2012, Bimini Capital generated $0.38 million of economic net portfolio interest income, consisting of $0.48 million of interest income from MBS assets offset by $0.10 million of economic interest expense on repurchase liabilities.

The table below provides consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, cost of funds, economic net interest income and net interest rate spread for each quarter in 2013 and 2012.

(dollars in thousands)
							Economic
	Average		Yield on			Average	Net	Economic
	MBS		Average	Average	Economic	Economic	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
March 31, 2013	$286,226	$1,525	2.13%	$252,763	$728	1.15%	$797	0.98%
December 31, 2012	146,947	751	2.04%	128,708	155	0.48%	596	1.56%
September 30, 2012	118,820	1,164	3.92%	99,473	203	0.82%	961	3.10%
June 30, 2012	116,753	1,084	3.71%	96,778	139	0.58%	945	3.13%
March 31, 2012	106,374	1,238	4.66%	85,629	174	0.81%	1,064	3.85%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 32 and 33 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Interest income presented in the table above includes only interest earned on the Company’s MBS investments and excludes interest earned on cash balances and excludes the impact of discounts or premiums on MBS investments, as discounts or premiums are not amortized under the fair value option. Interest income and net portfolio interest income may not agree with the information presented in the consolidated statements of operations.

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 33 includes the effect of the portion of our Eurodollar futures positions that were entered into as an economic hedge against the increase in interest on repurchase agreements in a rising rate environment.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $1.5 million for the three months ended March 31, 2013 and $1.2 million for the three months ended March 31, 2012. Average MBS holdings were $286.2 million and $106.4 million for the three months ended March 31, 2013 and 2012, respectively. The $0.3 million increase in interest income was due to a $179.8 million increase in average MBS holdings, which was partially offset by a 253 basis point decrease in yields.

Interest income for Bimini Capital was $0.11 million for the three months ended March 31, 2013 and $0.48 million for the three months ended March 31, 2012. Average MBS holdings were $48.4 million and $35.8 million for the three months ended March 31, 2013 and 2012, respectively. The $0.37 million decrease in interest income was due to a 443 basis point decrease in yields, which was partially offset by a $12.6 million increase in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
March 31, 2013	$268,024	$18,202	$286,226	$1,713	$(188)	$1,525	2.56%	(4.13)%	2.13%
December 31, 2012	135,892	11,055	146,947	929	(178)	751	2.73%	(6.48)%	2.04%
September 30, 2012	105,190	13,630	118,820	696	468	1,164	2.65%	13.75%	3.92%
June 30, 2012	101,991	14,762	116,753	863	221	1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $252.8 million and total economic interest expense was $0.7 million for the three months ended March 31, 2013.  During the three months ended March 31, 2012, average outstanding repurchase agreements were $85.6 million and total economic interest expense was $0.1 million.  Our average economic cost of funds was 1.15% and 0.81% for three months ended March 31, 2013 and 2012, respectively.  There was a $0.6 million increase in economic interest expense for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. This change was due to the combination of a $167.1 million increase in average outstanding repurchase agreements and a 34 basis point increase in borrowing rates for the three months ended March 31, 2013 when compared to the same period ended March 31, 2012.  The increases in average outstanding repurchase agreements and total economic interest expense reflect the closing of the Orchid IPO on February 20, 2013, and the investment of the IPO proceeds in the Company’s MBS portfolio.

Average outstanding repurchase agreements for Bimini Capital were $42.6 million and total economic interest expense was $0.04 million for the three months ended March 31, 2013.  During the three months ended March 31, 2012, average outstanding repurchase agreements for Bimini Capital were $26.5 million and total economic interest expense was $0.10 million.  Our average economic cost of funds was 0.40% and 1.49% for three months ended March 31, 2013 and 2012, respectively.  There was a $0.06 million decrease in economic interest expense for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. This change was due to the combination of a $16.1 million increase in average outstanding repurchase agreements and a 109 basis point decrease in borrowing rates for the three months ended March 31, 2013 when compared to the same period ended March 31, 2012.

Since all of the Company’s repurchase agreements are short-term, changes in market rates directly affect our interest expense. The Company’s average economic cost of funds was 94 basis points above average one-month LIBOR and 67 basis points above average six-month LIBOR for the quarter ended March 31, 2013. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2012 to 16 days at March 31, 2013.

The table below presents the consolidated average outstanding balance under all repurchase agreements, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2013 and 2012 .

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
March 31, 2013	$252,763	$728	1.15%	0.21%	0.48%	0.94%	0.67%
December 31, 2012	128,708	155	0.48%	0.22%	0.59%	0.26%	(0.11)%
September 30, 2012	99,473	203	0.82%	0.23%	0.70%	0.59%	0.12%
June 30, 2012	96,778	139	0.58%	0.24%	0.74%	0.34%	(0.16)%
March 31, 2012	85,629	174	0.81%	0.26%	0.76%	0.55%	0.05%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.25 million for the three months ended March 31, 2013 compared to $0.27 million for the comparable period in 2012.  The junior subordinated debt securities had a fixed-rate of interest until December 15, 2010, of 7.86% and thereafter, through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2013, the interest rate was 3.78%.  The average rate of interest paid for the three months ended March 31, 2013 was 3.80% compared to 4.08% for the comparable period in 2012. Interest expense decreased $0.02 million for the three months ended March 31, 2013 when compared to the same period in 2012 due to the 28 basis point decrease in interest rates.

Gains or Losses

The table below presents the Company’s gains or losses for the three months ended March 31, 2013 and 2012.

(in thousands)
	Three Months Ended March 31,
	2013	2012	Change
Realized gains (losses) on sales of MBS	$60	$(27)	$87
Unrealized losses on MBS	(472)	(269)	(203)
Total losses on MBS	(412)	(296)	(116)
Losses on Eurodollar futures	(476)	(162)	(314)
Gains on retained interests	1,985	1,693	292

During the three months ended March 31, 2013 and 2012, the Company received proceeds of $68.2 million and $10.2 million, respectively, from the sales of MBS. We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the three months ended March 31, 2013 and 2012, the Company recorded gains on retained interests of $2.0 million and $1.7 million, respectively, primarily because the loans underlying the securitizations performed better than expected.

Operating Expenses

For the three months ended March 31, 2013, the Company’s total operating expenses were approximately $4.3 million, compared to approximately $1.3 million for the three months ended March 31, 2012.

(in thousands)
	Three Months Ended March 31,
	2013	2012	Change
Direct REIT operating expenses	$135	$136	$(1)
Compensation and benefits	431	427	4
Legal fees	87	177	(90)
Orchid Island Capital, Inc. IPO expenses	3,042	-	3,042
Accounting, auditing and other professional fees	270	239	31
Directors’ fees and liability insurance	168	144	24
Other G&A expenses	204	173	31
	$4,337	$1,296	$3,041

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission in connection with its initial public offering of its common stock.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for all underwriting, legal and other costs associated with the offering.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2013, the Company’s MBS portfolio consisted of $404.3 million of agency or government MBS at fair value and had a weighted average coupon of 3.13%.  During the three months ended March 31, 2013, the Company received principal repayments of $10.1 million compared to $5.0 million for the comparable period ended March 31, 2012.  The average prepayment speeds for the quarters ended March 31, 2013 and 2012 were 23.9% and 23.0%, respectively.

The following table presents the constant prepayment rate (“CPR”) experienced on the Company’s structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  Assets that were not owned for the entire period have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2013	12.7	32.6	23.9
December 31, 2012	5.0	36.8	28.0
September 30, 2012	8.8	34.9	26.7
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of March 31, 2013 and December 31, 2012:
(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2013
Adjustable Rate MBS	$18,225	4.5%	3.33%	263	1-Sep-35	3.37	9.76%	2.00%
Fixed Rate MBS	230,039	56.9%	3.26%	276	1-Mar-43	NA	NA	NA
Hybrid Adjustable Rate MBS	129,388	32.0%	2.66%	355	1-Feb-43	106.92	7.66%	1.99%
Total PT MBS	377,652	93.4%	3.06%	303	1-Mar-43	94.13	7.92%	1.99%
Interest-Only Securities	23,241	5.8%	3.95%	249	25-Dec-42	NA	NA	NA
Inverse Interest-Only Securities	3,404	0.8%	6.12%	301	25-Nov-40	NA	6.32%	NA
Total Structured MBS	26,645	6.6%	4.23%	256	25-Dec-42	NA	NA	NA
Total Mortgage Assets	$404,297	100.0%	3.13%	300	1-Mar-43	NA	NA	NA
December 31, 2012
Adjustable Rate MBS	$20,857	12.4%	3.27%	267	1-Sep-35	5.91	9.73%	2.00%
Fixed Rate MBS	49,846	29.6%	3.21%	180	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	87,693	52.2%	2.75%	356	1-Nov-42	99.58	7.75%	1.98%
Total PT MBS	158,396	94.2%	2.96%	289	1-Nov-42	81.58	8.13%	1.98%
Interest-Only Securities	5,244	3.1%	3.79%	213	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	4,515	2.7%	6.10%	301	25-Nov-40	NA	6.31%	NA
Total Structured MBS	9,759	5.8%	4.86%	254	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$168,155	100.0%	3.07%	287	1-Nov-42	NA	NA	NA

(in thousands)
	March 31, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$270,803	66.98%	$163,116	97.00%
Freddie Mac	107,758	26.65%	3,396	2.02%
Ginnie Mae	25,736	6.37%	1,643	0.98%
Total Portfolio	$404,297	100.00%	$168,155	100.0%

Entire Portfolio	March 31, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$105.33	$105.74
Weighted Average Structured Purchase Price	$7.59	$6.00
Weighted Average Pass Through Current Price	$105.29	$105.89
Weighted Average Structured Current Price	$9.86	$5.84
Effective Duration (1)	2.532	0.703

(1) Effective duration of 2.532 indicates that an interest rate increase of 1.0% would be expected to cause a 2.532% decrease in the value of the MBS in the Company’s investment portfolio at March 31, 2013.  An effective duration of 0.703 indicates that an interest rate increase of 1.0% would be expected to cause a 0.703% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents details related to the Company’s portfolio assets acquired during the three months ended March 31, 2013 and 2012.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$296,049	105.15	2.07%	$45,067	104.68	1.95%
Structured MBS	18,809	14.21	0.76%	894	6.22	21.85%

The Company’s portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. The Company generally seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments. Although the duration of an individual asset can change as a result of changes in interest rates, the Company strives to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying the Company’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from the Company’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

Prepayments on the loans underlying the Company’s MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, the Company gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments. Although some of the fixed-rate MBS in the Company’s portfolio are collateralized by loans with a lower propensity to prepay when the contract rate is above prevailing rates, in certain market environments their price movements may track securities with like contract rates and therefore exhibit similar effective duration.

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

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of March 31, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$18,225	$318	$(318)	$(637)	1.75%	(1.75)%	(3.49)%
Hybrid Adjustable Rate MBS	129,388	4,373	(4,373)	(8,746)	3.38%	(3.38)%	(6.76)%
Fixed Rate MBS	230,039	12,414	(12,414)	(24,828)	5.40%	(5.40)%	(10.79)%
Interest-Only MBS	23,241	(6,245)	6,245	12,490	(26.87)%	26.87%	53.74%
Inverse Interest-Only MBS	3,404	(626)	626	1,251	(18.38)%	18.38%	36.76%
Total Portfolio	$404,297	$10,234	$(10,234)	$(20,470)	2.53%	(2.53)%	(5.06)%

The table below reflects the same analysis presented above but with the figures in the columns that indicate the estimated impact of a 100 bps fall or rise adjusted to reflect the impact of convexity.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$18,225	$241	$(336)	$(695)	1.32%	(1.84)%	(3.81)%
Hybrid Adjustable Rate MBS	129,388	1,604	(5,787)	(12,828)	1.24%	(4.47)%	(9.91)%
Fixed Rate MBS	230,039	9,203	(13,165)	(26,495)	4.00%	(5.72)%	(11.52)%
Interest-Only MBS	23,241	(5,953)	6,806	11,368	(25.61)%	29.28%	48.91%
Inverse Interest-Only MBS	3,404	(555)	758	1,068	(16.30)%	22.28%	31.36%
Total Portfolio	$404,297	$4,540	$(11,724)	$(27,582)	1.12%	(2.90)%	(6.82)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains or losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of March 31, 2013, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$4,840,000	$(6,587)	$12,100	$24,200	(0.55)%	1.01%	2.02%
Junior Subordinated Debt Hedges	297,000	(231)	743	1,485	(0.31)%	1.01%	2.01%
Portfolio Total	5,137,000	(6,818)	12,843	25,685	(0.54)%	1.01%	2.02%

(1) Represents the total cumulative contract/notional amount of Eurodollar futures contracts outstanding.

In addition to changes in interest rates, other factors impact the fair value of the Company’s interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of the Company’s assets would likely differ from that shown above and such difference might be material and adverse to the Company’s stockholders.

Repurchase Agreements

As of March 31, 2013, the Company had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of March 31, 2013, we had funding in place with all nine counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2013, the Company had obligations outstanding under the repurchase agreements of approximately $355.2 million with a net weighted average borrowing cost of 0.42%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 1 to 82 days, with a weighted average maturity of 16 days.  Securing the repurchase agreement obligation as of March 31, 2013, are MBS with an estimated fair value, including accrued interest, of $375.2 million and a weighted average maturity of 307 months. Through May 14, 2013, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2013 with maturities through July 24, 2013.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
March 31, 2013	$355,231	$252,763	$102,468	40.54	%(a)
December 31, 2012	150,294	128,708	21,586	16.77	%(b)
September 30, 2012	107,121	99,473	7,648	7.69%
June 30, 2012	91,825	96,778	(4,953)	(5.12	)%(c)
March 31, 2012	101,730	85,629	16,101	18.80	%(d)

(a)
The higher ending balance relative to the average balance during the quarter ended March 31, 2013 reflects the deployment of the proceeds of Orchid’s IPO.  During the quarter ended March 31, 2013, the Company’s investment in PT MBS increased $219.3 million.

(b)
The higher ending balance relative to the average balance reflects a shift in the portfolio allocation towards PT MBS that the Company funds through the repo market.  During the quarter ended December 31, 2012, the Company’s investment in PT MBS increased $45.0 million.

(c)
The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that the Company does not fund through the repo market.  During the quarter ended June 30, 2012, the Company’s investment in PT MBS decreased $10.0 million.

(d)
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

The Company’s master repurchase agreements have no stated expiration, but can be terminated at any time at the Company’s option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party.  A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

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

At March 31, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.1%% of the estimated fair value of the underlying collateral.

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

In an effort to increase assets under management and generate additional revenues needed to cover operating costs, Bimini Capital and Bimini Advisors acted as the sponsor of the initial public offering of common stock for Orchid, which closed on February 20, 2013.  Bimini Advisors paid all of the underwriting, legal and other costs incurred in connection with the offering.  Bimini Advisors did so in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  To the extent Orchid is able to increase its capital base over time, Bimini Advisors will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of Bimini Advisors to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to Bimini Advisors.

As of March 31, 2013, the Company had cash and cash equivalents of $4.7 million.  We generated cash flows of $10.7 million from principal and interest payments on our MBS portfolio and $0.8 million from retained interests during the three months ended March 31, 2013.  The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of March 31, 2013.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$355,231	$-	$-	$-	$355,231
Interest expense on repurchase agreements(1)	141	-	-	-	141
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,043	1,993	1,996	17,658	22,690
Totals	$356,415	$1,993	$1,996	$43,658	$404,062

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2013 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24.7 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.7 million of its junior subordinated notes issued to BCT II.  As of March 31, 2013, $26.8 million of the trust preferred securities of BCT II remain outstanding.

Outlook

As disclosed above, MortCo, in previous years, incurred significant losses in the operation of a mortgage loan origination business.  The Company materially downsized its investment portfolio to raise cash to fund the MortCo operations, leaving the Company with a significantly smaller capital base.  This smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  Since MortCo terminated its operations in 2007, the Company has taken several significant steps designed to increase its probability of generating profits going forward, including a re-structuring of the portfolio, reducing expenses, retiring debt, and settling various litigation matters.  In general, the Company still needed to increase its capital base, and/or create alternative sources of revenues, to ensure the generation of profits over the long-term.  However, primarily because of litigation arising out of MortCo’s prior mortgage business, raising capital directly into the Company was not possible.

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

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed initial public offering of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for all underwriting, legal and other costs associated with the offering.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.2 million of expenses related to this public offering. During the three months ended March 31, 2013, the Company incurred additional costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Although Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering, the time frame for this recovery will extend into future periods and Bimini Capital’s stockholders’ equity and profitability will be negatively impacted in the near term. To the extent Orchid is able to increase its capital base over time Bimini Capital will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to the Bimini Advisors.

For the year ended December 31, 2012, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 10 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital had REIT tax net operating loss carryovers of approximately $13.8 million as of December 31, 2012 which are immediately available to offset future REIT taxable income.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOL’s carried-over from prior periods are deducted (in that order) from current period income first.  Net operating losses expire 20 years from the year they are incurred.  Since Bimini Capital currently has NOL’s from prior periods available to offset income in 2013 and in future periods, Bimini Capital has the option, but not the obligation, to apply such NOL’s against REIT taxable income.  As a result, Bimini Capital could have income in 2013 and in future years, but not make distributions to stockholders.  This would occur if Bimini Capital had sufficient NOL’s available to entirely offset the REIT income earned in a given year and chose to apply such NOL’s.  Bimini Capital could also apply available NOL’s against a portion of future period earnings and reduce the distributions to stockholders. Bimini Capital is unlikely to declare and pay dividends to stockholders until existing NOL’s have been consumed.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements.  These financial statements are prepared in accordance with GAAP. The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying Consolidated Financial Statements.

GAAP requires the Company’s management to make complex and subjective decisions and assessments.  The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2012.

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
On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department, and on April 2, 2013, the Appellate Division affirmed the trial court’s decision.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously

On March 2, 2011, MortCo and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (referred to together herein as “MortCo”) received a letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained in the draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 20, 2013 with the SEC.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended March 31, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Exhibit No.

2.1	Agreement and Plan of Merger, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated September 29, 2005, filed with the SEC on September 30, 2005
3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
†10.1	Bimini Capital Management, Inc. 2003 Long Term Incentive Compensation Plan, as amended September 28, 2007
†10.2	Bimini Capital Management, Inc. 2004 Performance Bonus Plan, as amended September 28, 2007
†10.2	Form of Phantom Share Award Agreement
†10.4	Form of Restricted Stock Award Agreement
10.5
Seventh Amended and Restated Limited Liability Company Agreement of Orchid Island TRS, LLC, dated as of July 20, 2007, made and entered into by Opteum Inc. and Citigroup Global Markets Realty Corp., incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, filed with the SEC on August 14, 2007

10.6
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011

10.7
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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 14, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 14, 2013	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)