Form 10-Q
period 2013-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2013-08-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 8, 2013	10,633,116
Class B Common Stock, $0.001 par value	August 8, 2013	31,938
Class C Common Stock, $0.001 par value	August 8, 2013	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$356,205,234	$158,396,450
Unpledged	24,354,574	9,758,557
Total mortgage-backed securities	380,559,808	168,155,007
Cash and cash equivalents	8,649,231	6,592,561
Restricted cash	9,310,813	840,500
Retained interests in securitizations	3,462,594	3,336,009
Accrued interest receivable	1,586,531	718,895
Property and equipment, net	3,724,705	3,774,310
Prepaid expenses and other assets, net	3,844,305	3,935,669
Total Assets	$411,137,987	$187,352,951

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$346,197,338	$150,294,174
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	101,418	123,446
Accounts payable, accrued expenses and other	3,452,446	6,614,119
Total Liabilities	376,555,642	183,836,179

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock	-	-
Common stock	10,697	10,681
Additional paid-in capital	334,573,398	334,254,432
Accumulated deficit	(333,318,150)	(330,748,341)
Stockholders’ equity	1,265,945	3,516,772
Noncontrolling interests	33,316,400	-
Total Equity	34,582,345	3,516,772
Total Liabilities and Equity	$411,137,987	$187,352,951

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the 2013 consolidated balance sheet above. See Note 14 for additional information on our consolidated VIE.

	June 30, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities	$339,147,913	$-
Cash and cash equivalents and restricted cash	15,223,827	-
Accrued interest receivable and other assets	1,776,445	-
LIABILITIES:
Repurchase agreements	308,735,338	-
Accrued interest payable and other liabilities	164,786	-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income	$4,005,840	$2,323,237	$2,479,678	$1,084,653
Interest expense	(607,559)	(181,639)	(360,853)	(108,256)
Net interest income, before interest on junior subordinated notes	3,398,281	2,141,598	2,118,825	976,397
Interest expense on junior subordinated notes	(495,565)	(526,184)	(248,367)	(261,094)
Net interest income	2,902,716	1,615,414	1,870,458	715,303
Unrealized losses on mortgage-backed securities	(10,885,051)	(1,720,031)	(10,412,972)	(1,450,740)
Realized (losses) gains on mortgage-backed securities	(873,987)	170,385	(933,940)	197,373
Gains (losses) on Eurodollar futures	6,596,069	(425,338)	7,071,631	(263,000)
Net portfolio deficiency	(2,260,253)	(359,570)	(2,404,823)	(801,064)

Other income:
Gains (losses) on retained interests in securitizations	1,755,179	3,467,427	(229,647)	1,773,935
Other income (expense)	3,028,544	(22,799)	3,031,023	(22,973)
Total other income	4,783,723	3,444,628	2,801,376	1,750,962

Expenses:
Compensation and related benefits	852,971	839,372	421,727	411,960
Directors' fees and liability insurance	390,707	273,894	222,305	130,325
Orchid Island Capital, Inc. IPO expenses	3,042,322	-	546	-
Audit, legal and other professional fees	722,942	707,307	366,226	291,007
Direct REIT operating expenses	233,672	272,378	98,767	136,843
Other administrative	381,628	344,339	177,989	170,991
Total expenses	5,624,242	2,437,290	1,287,560	1,141,126

Net (loss) income	(3,100,772)	647,768	(891,007)	(191,228)

Less: Loss attributable to noncontrolling interests	(530,963)	-	(1,091,947)	-

Net (loss) income attributable to Bimini Capital stockholders	$(2,569,809)	$647,768	$200,940	$(191,228)

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.24)	$0.06	$0.02	$(0.02)
CLASS B COMMON STOCK
Basic and Diluted	$(0.24)	$0.06	$0.02	$(0.02)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,626,491	10,550,853	10,984,756	10,252,672
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
Six Months Ended June 30, 2013

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2013	$10,681	$334,254,432	$(330,748,341)	$-	$3,516,772
Net loss	-	-	(2,569,809)	(530,963)	(3,100,772)
Issuance of common shares of
Orchid Island Capital, Inc.	-	278,238	-	35,121,762	35,400,000
Cash dividends paid to
noncontrolling interests	-	-	-	(1,274,399)	(1,274,399)
Issuance of Class A common shares
for equity plan exercises	16	(16)	-		-
Amortization of equity plan compensation	-	40,744	-		40,744

Balances, June 30, 2013	$10,697	$334,573,398	$(333,318,150)	$33,316,400	$34,582,345
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,100,772)	$647,768
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock based compensation and equity plan amortization	40,744	105,830
Depreciation	60,545	59,021
Losses on mortgage-backed securities	11,759,038	1,549,646
Gains on retained interests in securitizations	(1,755,179)	(3,467,427)
Gains on release of loan loss reserves	(3,037,260)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(867,636)	149,784
Prepaid expenses and other assets, net	308,535	596,169
Accrued interest payable	(22,028)	(4,128)
Accounts payable, accrued expenses and other	(124,413)	(779,930)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,261,574	(1,143,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(460,089,739)	(156,122,526)
Sales	214,734,292	124,428,539
Principal repayments	20,974,437	9,400,956
Payments received on retained interests in securitizations	1,628,594	2,187,752
(Increase) decrease in restricted cash	(8,470,313)	112,312
Purchases of property and equipment	(10,940)	(8,988)
NET CASH USED IN INVESTING ACTIVITIES	(231,233,669)	(20,001,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,972,626,965	442,916,486
Principal repayments on repurchase agreements	(1,776,723,801)	(420,619,497)
Issuance of common shares of Orchid Island Capital, Inc.	35,400,000	-
Cash dividends paid to noncontrolling interests	(1,274,399)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	230,028,765	22,296,989

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,056,670	1,151,767
CASH AND CASH EQUIVALENTS, beginning of the period	6,592,561	4,300,785
CASH AND CASH EQUIVALENTS, end of the period	$8,649,231	$5,452,552

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,125,152	$711,951
Income taxes	$39,386	$40,000
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2013

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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Subsequent to the completion of the IPO and through June 30, 2013, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

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

At the time of Orchid’s IPO and as of June 30, 2013, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through June 30, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in net income (loss) in the Company’s Consolidated Financial Statements, net income (loss) attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our Consolidated Balance Sheet and our Consolidated Statement of Equity within the equity section but separate from the stockholders’ equity.

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

In response, beginning in 2007, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing previous efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the six months ended June 30, 2013. Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they are expensed in the Company’s consolidated statement of operations. At such time as Orchid has $100 million of stockholders equity, Bimini Capital will begin to allocate certain overhead costs to Orchid on a pro rata basis. Attracting external capital to Orchid will allow Bimini Advisors to receive fees for managing the Orchid portfolio, decrease the expenses of Bimini Capital and Bimini Advisors by allocating certain overhead costs to Orchid (once Orchid’s stockholders’ equity exceeds $100 million), and share in distributions, if any, paid by Orchid to its stockholders. Upon the closing of Orchid’s IPO, and at June 30, 2013, Bimini Capital owned approximately 29.38% of the outstanding common stock of Orchid.

At June 30, 2013, the Company had cash and cash equivalents of approximately $8.6 million, a MBS portfolio of approximately $380.6 million and equity capital base of approximately $34.6 million, including approximately $1.3 million attributable to the stockholders of Bimini Capital and $33.3 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $24.3 million from principal and interest payments on its MBS portfolio and approximately $1.6 million from retained interests in securitizations during the six months ended June 30, 2013. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash, totaling approximately $2,682,000 and approximately $227,000 at June 30, 2013 and December 31, 2012, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling $6,629,000 and $614,000 at June 30, 2013 and December 31, 2012, respectively, represents cash held on deposit as collateral with the repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At June 30, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $7.3 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  June 30, 2013 and December 31, 2012, due to the short-term nature of these financial instruments.

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

The Company’s property and equipment as of June 30, 2013 and December 31, 2012, is presented net of accumulated depreciation of approximately $992,000 and $931,000, respectively. Depreciation expense was approximately $61,000 and $59,000 for the six month periods ended June 30, 2013 and 2012, respectively, and $30,000 for each of the three month periods ended June 30, 2013 and 2012, respectively.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its initial short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid expects to elect and intends to qualify to be taxed as a REIT.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At June 30, 2013, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2009 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

The Company measures, recognizes and presents its uncertain tax positions in accordance with FASB ASC 740, Income Taxes.  Under that guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU is effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the Company does not expect that this ASU will have a material impact on its consolidated financial results.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The standard permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes. The new guidance is effective for hedging relationships entered into on or after July 17, 2013.  The Company does not expect that this ASU will have a material impact on its consolidated financial statements.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP.  The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics.  The amendments in this Update also revise the measurement guidance in Topic 946 such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. The new guidance is effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013.  Earlier application is prohibited. The Company does not expect that this ASU will have a material impact on its financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. The amendments in ASU 2013-04 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its consolidated financial statements.

In January 2013, the FASB released ASU 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice. The objectives of ASU 2013-01 and ASU 2011-11 are to support further convergence of US GAAP and IFRS requirements. These updates are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2013 and December 31, 2012:

(in thousands)
	June 30, 2013	December 31, 2012
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$116,618	$87,693
Adjustable-rate Mortgages	6,210	20,857
Fixed-rate Mortgages	233,243	49,846
Total Pass-Through MBS	356,071	158,396
Structured MBS:
Interest-Only Securities	21,907	5,244
Inverse Interest-Only Securities	2,582	4,515
Total Structured MBS	24,489	9,759
Total	$380,560	$168,155

Included in the table above at June 30, 2013 are $339.1 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of June 30, 2013 and December 31, 2012, according to their contractual maturities. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2013	December 31, 2012
Greater than one year and less than five years	$89	$163
Greater than five years and less than ten years	11,819	12,980
Greater than or equal to ten years	368,652	155,012
Total	$380,560	$168,155

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of June 30, 2013 and December 31, 2012:

(in thousands)
Series	Issue Date	June 30, 2013	December 31, 2012
HMAC 2004-1	March 4, 2004	$40	$74
HMAC 2004-2	May 10, 2004	-	890
HMAC 2004-3	June 30, 2004	1,563	750
HMAC 2004-4	August 16, 2004	1,380	881
HMAC 2004-5	September 28, 2004	480	741
Total		$3,463	$3,336

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

As of June 30, 2013, the Company had outstanding repurchase agreement obligations of approximately $346.2 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $357.2 million, and approximately $6.6 million of cash posted as collateral with the counterparties.  As of December 31, 2012, the Company had outstanding repurchase agreement obligations of approximately $150.3 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value of approximately $158.8 million and $0.6 million of cash posted as collateral with the counterparties.

As of June 30, 2013 and December 31, 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2013
Fair value of securities pledged, including accrued
interest receivable	$5,172	$294,366	$57,661	$-	$357,199
Repurchase agreement liabilities associated with
these securities	$4,966	$284,518	$56,713	$-	$346,197
Net weighted average borrowing rate	0.38%	0.38%	0.39%	-	0.39%
December 31, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$158,765	$-	$-	$158,765
Repurchase agreement liabilities associated with
these securities	$-	$150,294	$-	$-	$150,294
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

As of June 30, 2013, the outstanding repurchase obligations of the consolidated VIE included in the table above was $308.7 million.

If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable and cash posted by the Company as collateral.  At June 30, 2013 and December 31, 2012, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and the cash posted by the Company as collateral) of approximately $17.6 million and approximately $9.0 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at June 30, 2013 and December 31, 2012 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
June 30, 2013
Citigroup Global Markets, Inc.	$6,259	28
CRT Capital Group LLC	3,695	23
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7
SunTrust Robinson Humphrey, Inc.	1,123	7
The PrinceRidge Group, LLC	979	15
KGS - Alpha Capital Markets, L.P.	843	21
Cantor Fitzgerald & Co.	541	4

At June 30, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and cash posted by the Company as collateral) of approximately $1.8 million.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital equity at June 30, 2013 is as follows:

(in thousands)
	Amount	Weighted Average Maturity of Repurchase
Repurchase Agreement Counterparties	at Risk(1)	Agreements in Days
June 30, 2013
SunTrust Robinson Humphrey, Inc.	$826	19
The PrinceRidge Group, LLC	479	17
Pierpont Securities, LLC	322	24
South Street Securities, LLC	152	24

(1)	Equal to the fair value of securities sold, cash posted as collateral and accrued interest receivable, minus the sum of repurchase agreement liabilities and accrued interest payable.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses on these instruments are reflected in earnings for all periods presented.

As of June 30, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The tables below present information related to the Company’s Eurodollar futures positions at June 30, 2013 and December 31, 2012.

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of June 30, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.34%	$280,000	$(227)	0.34%	$21,000	$(178)
2014	0.54%	250,000	173	0.54%	26,000	(377)
2015	1.15%	250,000	890	1.15%	26,000	(87)
2016	2.15%	250,000	1,989	2.02%	26,000	64
2017	3.00%	250,000	2,219	-	-	-
2018	3.54%	250,000	1,128	-	-	-
	1.82%		$6,172	1.06%		$(578)
Cash posted as collateral, included in restricted cash						$2,682

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2012
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.34%	$30,000	$(375)	0.34%	$21,000	$(341)
2014	-	-	-	0.48%	26,000	(393)
2015	-	-	-	0.74%	26,000	(192)
2016	-	-	-	1.01%	26,000	(57)
	0.34%		$(375)	0.57%		$(983)
Cash posted as collateral, included in restricted cash						$227

The table below presents information related solely to Bimini Capital’s Eurodollar futures positions at June 30, 2013.

(in thousands)
Eurodollar Futures Positions (Parent-Only)
As of June 30, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.34%	$30,000	$(220)	0.34%	$21,000	$(178)
2014	-	-	-	0.54%	26,000	(377)
2015	-	-	-	1.15%	26,000	(87)
2016	-	-	-	2.02%	26,000	64
	0.34%		$(220)	1.06%		$(578)
Cash posted as collateral, included in restricted cash						$151

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the six and three months ended June 30, 2013 and 2012.

(in thousands)
	Six Months Ended June 30,
	Consolidated		Parent-Only
Eurodollar futures contracts (short positions)	2013	2012	2013	2012
Repurchase Agreement Hedges	$6,360	$(131)	$(8)	$(106)
Junior Subordinated Notes Hedges	236	(294)	236	(294)
	$6,596	$(425)	$228	$(400)

(in thousands)
	Three Months Ended June 30,
	Consolidated		Parent-Only
Eurodollar futures contracts (short positions)	2013	2012	2013	2012
Repurchase Agreement Hedges	$6,841	$(31)	$(10)	$(30)
Junior Subordinated Notes Hedges	230	(232)	230	(232)
	$7,071	$(263)	$220	$(262)

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

As of June 30, 2013 and December 31, 2012, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2013, the interest rate was 3.77%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 7.  CAPITAL STOCK

At June 30, 2013 and December 31, 2012, Bimini Capital’s capital stock is comprised of the following:

(in thousands)
	June 30, 2013	December 31, 2012
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of June 30, 2013 and December 31, 2012	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 10,633,116 shares issued and outstanding as of June 30, 2013 and 10,616,912 shares
issued and outstanding as of December 31, 2012	10,633	10,617
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2013 and December 31, 2012	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2013 and December 31, 2012	32	32

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the six and three months ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
Shares Issued Related To:	2013	2012	2013	2012
Directors' compensation	-	242,567	-	91,897
Vesting incentive plan shares	16,204	-	-	-
Total shares of Class A Common Stock issued	16,204	242,567	-	91,897

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the six and three months ended June 30, 2013 and 2012.

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

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, which was originally for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $41,000 and $20,000 for the six and three months ended June 30, 2013, respectively and $42,000 and $21,000 for the six and three months ended June 30, 2012, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the six months ended June 30, 2013 and 2012 is presented below:

	Six Months Ended June 30,
	2013		2012
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	367,844	$1.11
Vested during the period	(16,204)	0.97	-	-
Nonvested, at June 30	351,640	$1.12	367,844	$1.11

Subsequent to June 30, 2013, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded in recognition of management’s efforts in completing the Orchid initial public offering.  The bonuses, which will be paid on or about August 13, 2013 (the “Bonus Date”), consist of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, (i) executive officers will receive an aggregate of 475,000 shares of the Company’s common stock and cash in an amount equal to 35% of the value of such shares and (ii) certain senior employees will receive bonuses totaling approximately $21,000, which they may elect to receive in cash and/or fully vested shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock shall be valued based on the closing price of the Company’s common stock on the Bonus Date.

The Compensation Committee also approved the acceleration of the vesting of all outstanding, unvested equity awards held by management, as well as cash bonuses equal to 35% of the income created by such vesting.  The accelerated vesting date is the Bonus Date.  Expenses associated with each of the transactions described above will be recorded in the three month period ending September 30, 2013.

As of June 30, 2013, there was approximately $116,000 of unrecognized compensation cost related to nonvested phantom share awards.  Due to acceleration of vesting described above, this cost will be recognized during the three month period ending September 30, 2013.  The intrinsic value of the outstanding phantom shares as of June 30, 2013 and December 31, 2012 is $102,000 and $48,000, respectively.  All outstanding unvested awards at June 30, 2013 were granted with dividend participation rights.

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

On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department, and on April 2, 2013, the Appellate Division affirmed the trial court’s decision.  On May 3, 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and MortCo entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against Opteum Acceptance without incurring litigation costs.  Since then, the parties extended the Tolling Agreement on two occasions so that the Tolling Agreement now terminates on December 2, 2013. Mass Mutual has not contacted Opteum Acceptance to discuss its allegations.

MortCo denies it or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  Mass Mutual has taken no action to prosecute its claim against Opteum Acceptance, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, MortCo will defend such litigation vigorously.

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

At December 31, 2012, MortCo had recorded a liability of approximately $4.7 million, which is included in “accounts payable, accrued expenses and other” in the accompanying consolidated balance sheet, for the estimated fair value of this obligation. During the six months ended June 30, 2013, the Company evaluated this position and determined that the statute of limitations had expired for certain creditors to pursue claims related to some of this obligation.  As such, approximately $3.0 million of this liability was reversed and included in “other income” in the accompanying statements of operations.  At June 30, 2013, the remaining balance of this liability is $1.7 million.

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

As of December 31, 2012, Bimini Capital had a REIT tax net operating loss carryforward of approximately $13.8 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years 2028 through 2032.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the six and three months ended June 30, 2013 and 2012, MortCo had no taxable income primarily due to the utilization of NOL carryforwards; Bimini Advisors has losses from its inception for income tax purposes.

The TRS income tax provisions for the six and three months ended June 30, 2013 and 2012 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the six and three months ended June 30, 2013 and 2012, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.  Therefore, there are no income tax provisions for any period related to the results of operations.

As of June 30, 2013, MortCo has estimated federal NOL carryforwards of approximately $267.1 million, and estimated available Florida NOLs of approximately $39.6 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Bimini Advisors has estimated federal and Florida NOL carryforwards of approximately $0.6 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.

The net deferred tax assets and offsetting valuation allowances for MortCo at June 30, 2013 are both approximately $97.1 million. The net deferred tax assets and offsetting valuation allowances for Bimini Advisors at June 30, 2013 are both approximately $0.2 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income from the operations of each of the respective entities.  At June 30, 2013 and December 31, 2012, management believed that it was more likely than not that neither TRS would realize the full benefits of all of the federal and Florida tax NOL carryforwards (which are the primary deferred tax assets); therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  Through 2007, MortCo based its tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  During 2008, MortCo re-evaluated its EII tax position, which included consulting with additional tax experts.  As a result of the re-evaluation, MortCo concluded that it was no longer more likely than not that the pre-2008 tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due was still uncertain. Based on this conclusion, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position during 2008.

During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to this issue, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the continued uncertainty surrounding this tax matter, MortCo has continued to account for this tax issue as being more likely than not that the tax position would not be fully sustained upon examination. Therefore as of June 30, 2013 and December 31, 2012, MortCo has a remaining accrual of approximately $1.3 million for taxes, interest and penalties related to this.  Management anticipates that the remaining balance of this liability will be released during the quarter ended September 30, 2013.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2013 and 2012.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2013 and 2012.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2013 and 2012. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted EPS per Class A common share:
(Loss) income available to Class A common shares:
Basic and diluted	$(2,562)	$646	$200	$(190)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	10,633	10,329	10,633	10,329
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	368	352	-
Effect of weighting	(7)	(146)	-	(76)
Weighted average shares-basic and diluted	10,626	10,551	10,985	10,253
(Loss) income per Class A common share:
Basic and diluted	$(0.24)	$0.06	$0.02	$(0.02)

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted EPS per Class B common share:
(Loss) income available to Class B common shares:
Basic and diluted	$(8)	$2	$1	$(1)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.24)	$0.06	$0.02	$(0.02)

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2013
Mortgage-backed securities	$380,560	$-	$380,560	$-
Eurodollar futures contracts	2,682	2,682	-	-
Retained interests	3,463	-	-	3,463
December 31, 2012
Mortgage-backed securities	$168,155	$-	$168,155	$-
Eurodollar futures contracts	227	227	-	-
Retained interests	3,336	-	-	3,336

The following table illustrates a rollforward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012:

(in thousands)
	Retained Interests		Mortgage Loans Held for Sale
	2013	2012	2012
Balances, January 1	$3,336	$3,495	$40
Gain (loss) included in earnings	1,755	3,467	(13)
Collections	(1,628)	(2,187)	-
Balances, June 30	$3,463	$4,775	$27

During the six months ended June 30, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of June 30, 2013.

Retained interest fair value (in thousands)			$3,463
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	26.64% - 71.14% (29.22%)	Next 10 Months
Loans in Foreclosure	100%	26.64% - 71.14% (29.22%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.5% - 5.15%	45%	Month 29 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
Nominal Cashflows	Discounted Cash flow	1.5 -8.1 years (4.1)	27.5% (27.5%)
Discounted Cashflows	Discounted Cash flow	0.7 -3.9 years (1.3)	27.5% (27.5%)

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital. Professional fees incurred with this firm were $67,000 and $84,000 for the six months ended June 30, 2013 and 2012, respectively.

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

Should Orchid terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term. Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, once Orchid’s equity, as defined, equals $100 million, Bimini Advisors will begin allocating to Orchid it’s pro rata portion of certain overhead costs as defined in the management agreement.

NOTE 14. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

As discussed in Note 1, Orchid completed its IPO on February 20, 2013.  Bimini Capital owned 100% of the outstanding common stock of Orchid prior to the IPO, and approximately 29.38% after the IPO. Orchid operates as a mortgage REIT and was formed in order to increase Bimini Capital’s assets under management to generate additional revenues to cover operating costs. Orchid entered into a management agreement with Bimini Advisors under which Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors receives a monthly management fee for these services.  Bimini Capital and Bimini Advisors acted as sponsors of the Orchid IPO and paid approximately $3.0 million of IPO related expenses during the six months ended June 30, 2013.  The Company did not provide any further financial or other support to Orchid.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the six months ended June 30, 2013.

(in thousands)
Net loss attributable to Bimini Capital	$(2,570)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for sale of 2,360,000 common shares of Orchid	278
Change from net loss attributable to Bimini Capital and transfers from noncontrolling interest	$(2,292)

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

The following is a rollforward of the noncontrolling interest during the six months ended June 30, 2013.

(in thousands)
Balance, January 1, 2013	$-
Issuance of common shares of Orchid Island Capital, Inc.	35,122
Net income attributed to noncontrolling interest	(531)
Cash dividend paid to noncontrolling interest	(1,275)
Balance, June 30, 2013	$33,316

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

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through June 30, 2013, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheets at June 30, 2013 (excluding intercompany balances).

(in thousands)
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$317,310
Unpledged	21,838
Total mortgage-backed securities	339,148
Cash and cash equivalents	6,318
Restricted cash	8,906
Accrued interest receivable	1,384
Prepaid expenses and other assets	392
Total Assets	$356,148

LIABILITIES:
Repurchase agreements	$308,735
Accrued interest payable	56
Accounts payable, accrued expenses and other	109
Total Liabilities	$308,900

The following table summarizes the operating results of Orchid (excluding intercompany transactions, including approximately $275,000 of management fees charged to Orchid) for the period beginning February 20, 2013 (the date of its IPO) through June 30, 2013 which are reflected in our consolidated statement of operations for the six and three months ended June 30, 2013.

	Six Months Ended	Three Months Ended
(in thousands)	June 30, 2013	June 30, 2013
Interest income	$3,460	$2,429
Interest expense	(459)	(322)
Net interest income	3,001	2,107
Unrealized losses on mortgage-backed securities	(8,618)	(9,130)
Realized losses on mortgage-backed securities	(824)	(923)
Gains on Eurodollar futures	6,368	6,852
Net portfolio deficiency	(73)	(1,094)

Expenses:
Directors' fees and liability insurance	124	83
Audit, legal and other professional fees	152	106
Direct REIT operating expenses	74	36
Other administrative	53	41
Total expenses	403	266

Net loss	$(476)	$(1,360)

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

INTRODUCTION

As used in this document, references to “Bimini Capital,” the parent company, the registrant, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, Orchid continues to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo. References to the “Company” refer to the consolidated entity which is the consolidation of Bimini Capital, Orchid, Bimini Advisors, MortCo and MortCo’s consolidated subsidiaries.

Bimini Capital was formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (more commonly known as Fannie Mae), the Federal Home Loan Mortgage Corporation (more commonly known as Freddie Mac) and the Government National Mortgage Association (more commonly known as Ginnie Mae). The Company deploys its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  The Company manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured MBS.  The Company treats its remaining junior subordinated notes as an equity capital equivalent. The Company is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

Subsequent to Orchid’s IPO and as of June 30, 2013, management has concluded Orchid is a VIE because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through June 30, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of June 30, 2013, Bimini’s owns 29.38% of the outstanding common shares of Orchid.

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

The consolidation of Orchid’s assets and liabilities with those of Bimini Capital and its wholly owned subsidiaries gives the appearance of a much larger organization. However, the assets recognized as a result of consolidating Orchid do not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets, nor do they represent amounts that are available to be distributed to Bimini Capital’s stockholders. Conversely, liabilities recognized as a result of consolidating Orchid do not represent additional claims on Bimini Capital’s assets; rather, they represent claims against the assets of Orchid.  In addition to the presentation of the Company’s consolidated portfolio activities in this section, we have also provided additional discussion related to the portfolio activities of Bimini Capital on its own.  We believe that this “parent-only” information along with the consolidated presentation provides useful information about the activities that are relevant to shareholders of Bimini Capital.

DIVIDENDS TO STOCKHOLDERS

In order to maintain its qualification as a REIT, Bimini Capital is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code.   Beginning with its initial short tax period ending December 31, 2013, Orchid expects to qualify and elect to be taxed as a REIT.  As such, these same taxation rules apply separately to Orchid.

REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiaries do not impact REIT taxable income, unrealized gains or losses on the investment securities portfolio do not impact REIT taxable income, interest income on MBS securities is computed differently for REIT taxable income and GAAP, and for tax reporting purposes Orchid’s IPO expenses are considered capital costs.

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

During the six months ended June 30, 2013, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  In August 2011, Bimini Capital announced that it would suspend its quarterly dividend and no distributions have been made since then.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then in an amount of $0.135 per share of its common stock for a total amount of $0.54 per share of its common stock.  Orchid intends to pay regular monthly dividends to Orchid’s stockholders.

NET OPERATING LOSSES

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) carried-over from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s, a REIT may avoid excise taxes solely by application of available NOL’s without paying qualifying dividends to stockholders.  Because Bimini Capital had estimated $13.8 million of NOL’s available as of December 31, 2012, in the future it could avoid excise taxes by applying such NOL’s to offset REIT taxable income without making any distributions to stockholders.  Further, the REIT could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOL’s are consumed.

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the six and three months ended June 30, 2013, as compared to the six and three months ended June 30, 2012.

Net (Loss) Income Summary

Consolidated net loss for the six months ended June 30, 2013 was $2.6 million, or $0.24 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.6 million, or $0.06 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2012.

Consolidated net income for the three months ended June 30, 2013 was $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, for the three months ended June 30, 2012.

The components of net (loss) income for the six and three months ended June 30, 2013 and 2012, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended			Three Months Ended
	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Net portfolio interest	$3,398	$2,142	$1,256	$2,119	$976	$1,143
Interest expense on junior subordinated notes	(496)	(526)	30	(248)	(261)	13
Losses on MBS and Eurodollar futures	(5,162)	(1,976)	(3,186)	(4,276)	(1,516)	(2,760)
Net portfolio deficiency	(2,260)	(360)	(1,900)	(2,405)	(801)	(1,604)
Other income	4,784	3,445	1,339	2,801	1,751	1,050
Expenses	(5,625)	(2,437)	(3,188)	(1,287)	(1,141)	(146)
Net (loss) income	(3,101)	648	(3,749)	(891)	(191)	(700)
Less: Loss attributable to noncontrolling interests	(531)	-	(531)	(1,092)	-	(1,092)
Net (loss) income attributable to Bimini Capital Management, Inc.	$(2,570)	$648	$(3,218)	$201	$(191)	$392

As described below, “other income” includes gains (losses) on fair value adjustments on retained interests in securitizations.  During the six months ended June 30, 2013. “other income” also includes the reversal of approximately $3.0 million of reserves related to MortCo’s obligation to repurchase certain loans it originated in its prior business.

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

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense has been adjusted to reflect the effect of our Eurodollar hedges on our interest expense for each period presented. The adjustment to reflect this effect includes only the gains or losses on our Eurodollar futures contracts in effect for the applicable period, whereas the gains or losses on Eurodollar futures contracts reflected in our consolidated statements of operations include gains or losses for all Eurodollar futures contracts in effect as of the end of each period in accordance with GAAP.  As of June 30, 2013, we have Eurodollar futures contracts in place through 2018.  Since we have taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. In periods such as the three month period ended June 30, 2013, interest rates moved higher and our Eurodollar futures contracts experienced gains, and the gains were material. Adjusting our interest expense for the three month period ended June 30, 2013 by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for this period.  Combining the effects of the Eurodollar positions in place for only the periods presented with the interest expense on repurchase agreements reflects total economic interest expense on these obligations and the economic effect of our hedging strategy for the applicable period.  Interest expense, including the effect of Eurodollar futures contracts for the period, is referred to as economic interest expense. Net interest income, including the effect of Eurodollar futures contracts for the period, is referred to as economic net interest income.

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

The following table presents the effect of our hedging strategy on interest expense and net interest income for each quarter in 2013 and 2012.

(dollars in thousands)
			Interest Expense
	Interest Expense on		on Junior		Net Portfolio
	Repurchase Agreements		Subordinated Notes		Interest Income		Net Interest Income
	GAAP	Economic	GAAP	Economic	GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Basis(1)	Basis	Basis(1)	Basis	Basis(1)
Three Months Ended,
June 30, 2013	$361	$440	$248	$353	$2,118	$2,039	$1,870	$1,686
March 31, 2013	247	368	247	348	1,278	1,157	1,031	809
December 31, 2012	151	247	257	343	600	504	343	161
September 30, 2012	104	127	266	322	1,060	1,037	794	715
June 30, 2012	108	103	261	350	976	981	715	631
March 31, 2012	73	64	265	354	1,165	1,173	900	819
Six Months Ended,
June 30, 2013	$608	$808	$496	$701	$3,397	$3,196	$2,901	$2,495
June 30, 2012	182	167	526	704	2,141	2,156	1,615	1,452

(1)
Reflects the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $7,071,631 and $(263,000), respectively. For the six month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $6,596,069 and $(425,338), respectively.

 Net Portfolio Income

During the six months ended June 30, 2013, the Company generated $3.2 million of economic net portfolio interest income, consisting of $4.0 million of interest income from MBS assets combined with $0.8 million of economic interest expense on repurchase liabilities.  For the comparable period ended June 30, 2012, the Company generated $2.2 million of economic net portfolio interest income, consisting of $2.3 million of interest income from MBS assets offset by $0.2 million of economic interest expense on repurchase liabilities.

During the three months ended June 30, 2013, the Company generated $2.0 million of economic net portfolio interest income, consisting of $2.5 million of interest income from MBS assets combined with $0.4 million of economic interest expense on repurchase liabilities.  For the comparable period ended June 30, 2012, the Company generated $1.0 million of economic net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

During the six months ended June 30, 2013, Bimini Capital generated ($0.05) million of economic net portfolio interest income, consisting of $0.16 million of interest income from MBS assets offset by $0.22 million of economic interest expense on repurchase liabilities.  For the comparable period ended June 30, 2012, Bimini Capital generated $0.77 million of economic net portfolio interest income, consisting of $0.79 million of interest income from MBS assets offset by $0.03 million of economic interest expense on repurchase liabilities.

During the three months ended June 30, 2013, Bimini Capital generated minimal economic net portfolio interest income, consisting of $0.05 million of interest income from MBS assets offset by $0.11 million of economic interest expense on repurchase liabilities.  For the comparable period ended June 30, 2012, Bimini Capital generated $0.30 million of economic net portfolio interest income, consisting of $0.32 million of interest income from MBS assets offset by $0.02 million of economic interest expense on repurchase liabilities.

The table below provides consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, cost of funds, economic net interest income and net interest rate spread for each quarter in 2013 and 2012 and the six month periods ended June 30, 2013 and 2012.

(dollars in thousands)
							Economic
	Average		Yield on			Average	Net	Economic
	MBS		Average	Average	Economic	Economic	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended,
June 30, 2013	$392,429	$2,479	2.53%	$350,714	$440	0.50%	$2,039	2.03%
March 31, 2013	286,226	1,525	2.13%	252,763	368	0.58%	1,157	1.55%
December 31, 2012	146,947	751	2.04%	128,708	247	0.77%	504	1.27%
September 30, 2012	118,820	1,164	3.92%	99,473	127	0.51%	1,037	3.41%
June 30, 2012	116,753	1,084	3.71%	96,778	103	0.42%	981	3.29%
March 31, 2012	106,374	1,238	4.66%	85,629	64	0.30%	1,174	4.36%
Six Months Ended,
June 30, 2013	$339,327	$4,004	2.36%	$301,738	$808	0.54%	$3,196	1.82%
June 30, 2012	111,564	2,322	4.16%	91,203	167	0.37%	2,155	3.79%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 36 and 38 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 38 includes the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $7,071,631 and $(263,000), respectively. For the six month periods ended June 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $6,596,069 and $(425,338), respectively

Interest Income and Average Earning Asset Yield

Interest income for the Company was $4.0 million for the six months ended June 30, 2013 and $2.3 million for the six months ended June 30, 2012. Average MBS holdings were $339.3 million and $111.6 million for the six months ended June 30, 2013 and 2012, respectively. The $1.7 million increase in interest income was due to a $227.7 million increase in average MBS holdings, which was partially offset by a 180 basis point decrease in yields.

Interest income for the Company was $2.5 million for the three months ended June 30, 2013 and $1.1 million for the three months ended June 30, 2012. Average MBS holdings were $392.4 million and $116.8 million for three months ended June 30, 2013 and 2012, respectively. The $1.4 million increase in interest income was due to a $275.6 million increase in average MBS holdings, which was partially offset by a 118 basis point decrease in yields.

Interest income for Bimini Capital was $0.16 million for the six months ended June 30, 2013 and $0.79 million for the six months ended June 30, 2012. Average MBS holdings were $45.6 million and $39.5 million for the six months ended June 30, 2013 and 2012, respectively. The $0.63 million decrease in interest income was due to a 330 basis point decrease in yields, which was partially offset by a $6.1 million increase in average MBS holdings.

Interest income for Bimini Capital was $0.05 million for the three months ended June 30, 2013 and $0.32 million for the three months ended June 30, 2012. Average MBS holdings were $42.7 million and $43.2 million for the three months ended June 30, 2013 and 2012, respectively. The $0.27 million decrease in interest income was due to a combination of a 245 basis point decrease in yields and a $0.5 million decrease in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended,
June 30, 2013	$366,862	$25,567	$392,429	$2,805	$(326)	$2,479	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,713	(188)	1,525	2.56%	(4.13)%	2.13%
December 31, 2012	135,892	11,055	146,947	929	(178)	751	2.73%	(6.48)%	2.04%
September 30, 2012	105,190	13,630	118,820	696	468	1,164	2.65%	13.75%	3.92%
June 30, 2012	101,991	14,762	116,753	863	221	1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
Six Months Ended,
June 30, 2013	$317,443	$21,884	$339,327	$4,517	$(513)	$4,004	2.85%	(4.69)%	2.36%
June 30, 2012	96,008	15,556	111,564	1,637	685	2,322	3.41%	8.81%	4.16%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $301.7 million and $91.2 million, generating economic interest expense of $0.8 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.  Our average economic cost of funds was 0.54% and 0.37% for six months ended June 30, 2013 and 2012, respectively.  There was a 17 basis point increase in the average economic cost of funds and a $210.5 million increase in average outstanding repurchase agreements during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  The increase in average outstanding repurchase agreements reflects the closing of the Orchid IPO on February 20, 2013, and the investment of the IPO proceeds in Orchid’s MBS portfolio.

Average outstanding repurchase agreements for the Company were $350.7 million and $96.8 million, generating economic interest expense of $0.4 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively.  Our average economic cost of funds was 0.50% and 0.42% for three months ended June 30, 2013 and 2012, respectively.  There was a 8 basis point increase in the average economic cost of funds and a $253.9 million increase in average outstanding repurchase agreements during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  As in the case of the year-to-date period, the increase in average outstanding repurchase agreements for the three-month period reflects the closing of the Orchid IPO on February 20, 2013, and the investment of the IPO proceeds in Orchid’s MBS portfolio.

Average outstanding repurchase agreements for Bimini Capital were $40.3 million and total economic interest expense was $0.22 million for the six months ended June 30, 2013.  During the six months ended June 30, 2012, average outstanding repurchase agreements for Bimini Capital were $30.4 million and total economic interest expense was $0.03 million.  Bimini Capital’s average economic cost of funds was 1.07% and 0.18% for six months ended June 30, 2013 and 2012, respectively.  There was a $0.19 million increase in economic interest expense for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. This change was due to the combination of a $9.9 million increase in average outstanding repurchase agreements and an 89 basis point increase in borrowing rates for the six months ended June 30, 2013 when compared to the same period ended June 30, 2012.

Average outstanding repurchase agreements for Bimini Capital were $38.1 million and total economic interest expense was $0.11 million for the three months ended June 30, 2013.  During the three months ended June 30, 2012, average outstanding repurchase agreements for Bimini Capital were $34.4 million and total economic interest expense was $0.02 million.  Bimini Capital’s average economic cost of funds was 1.20% and 0.22% for three months ended June 30, 2013 and 2012, respectively.  There was a $0.09 million increase in economic interest expense for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. This change was due to the combination of a $3.7 million increase in average outstanding repurchase agreements and a 98 basis point increase in borrowing rates for the three months ended June 30, 2013 when compared to the same period ended June 30, 2012.

Since all of the Company’s repurchase agreements are short-term, changes in market rates directly affect our interest expense. The Company’s average economic cost of funds was 30 basis points above average one-month LIBOR and 7 basis points above average six-month LIBOR for the quarter ended June 30, 2013. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2012 to 22 days at June 30, 2013.

The table below presents the consolidated average outstanding balance under all repurchase agreements, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2013 and 2012 .

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended,
June 30, 2013	$350,714	$440	0.50%	0.20%	0.43%	0.30%	0.07%
March 31, 2013	252,763	368	0.58%	0.21%	0.48%	0.37%	0.10%
December 31, 2012	128,708	247	0.77%	0.22%	0.59%	0.55%	0.18%
September 30, 2012	99,473	127	0.51%	0.23%	0.70%	0.28%	(0.19)%
June 30, 2012	96,778	103	0.42%	0.24%	0.74%	0.18%	(0.32)%
March 31, 2012	85,629	64	0.30%	0.26%	0.76%	0.04%	(0.46)%
Six Months Ended,
June 30, 2013	$301,738	$808	0.54%	0.20%	0.46%	0.34%	0.08%
June 30, 2012	91,203	167	0.37%	0.25%	0.75%	0.12%	(0.38)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.50 million for the six months ended June 30, 2013 compared to $0.53 million for the comparable period in 2012.  The average rate of interest paid for the six months ended June 30, 2013 was 3.79% compared to 4.05% for the comparable period in 2012. Interest expense decreased $0.03 million for the six months ended June 30, 2013 when compared to the same period in 2012 due to the 26 basis point decrease in interest rates.

Interest expense on the Company’s junior subordinated debt securities was $0.25 million for the three months ended June 30, 2013 compared to $0.26 million for the comparable period in 2012.  The average rate of interest paid for the three months ended June 30, 2013 was 3.78% compared to 4.02% for the comparable period in 2012. Interest expense decreased $0.01 million for the three months ended June 30, 2013 when compared to the same period in 2012 due to the 24 basis point decrease in interest rates.

The junior subordinated debt securities had a fixed-rate of interest of 7.86% until December 15, 2010, and thereafter through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2013, the interest rate was 3.77%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the six and three months ended June 30, 2013 and 2012.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Realized (losses) gains on sales of MBS	$(874)	$170	$(1,044)	$(934)	$197	$(1,131)
Unrealized losses on MBS	(10,885)	(1,720)	(9,165)	(10,413)	(1,451)	(8,962)
Total losses on MBS	(11,759)	(1,550)	(10,209)	(11,347)	(1,254)	(10,093)
Gains (losses) on Eurodollar futures	6,596	(425)	7,021	7,072	(263)	7,335
Gains (losses) on retained interests	1,755	3,467	(1,712)	(230)	1,774	(2,004)

During the six and three months ended June 30, 2013, the Company received proceeds of $214.7 million and $146.5 million, respectively, from the sales of MBS compared to $124.4 million and $114.2 million, respectively, for the six and three months ended June 30, 2012.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

In May and again in June of 2013, the Federal Reserve hinted to the markets that it would begin to taper its quantitative easing program, possibly as soon as this Fall. The quantitative easing program involves the purchase of $40 billion Agency MBS and $45 billion US Treasury securities per month by the Federal Reserve.  The US Treasury and Agency MBS markets reacted strongly to this news and interest rates rose by approximately 100 basis points from early May levels in the case of the 10 year US Treasury note.  This market activity had an adverse effect on our pass-through portfolio since the prices of MBS assets generally move in an inverse relationship to interest rates.  Conversely, our interest only structured securities rose in price as the market anticipated slower prepayment rates as a result of higher mortgage rates.  The table below presents historical interest rate data for each quarter end during 2013 and 2012.

		15 Year	30 Year
	10 Year	Fixed-Rate	Fixed-Rate
Three Months Ended,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)
June 30, 2013	2.48%	3.17%	4.07%
March 31, 2013	1.85%	2.76%	3.57%
December 31, 2012	1.76%	2.66%	3.35%
September 30, 2012	1.64%	2.78%	3.47%
June 30, 2012	1.66%	2.95%	3.68%
March 31, 2012	2.22%	3.20%	3.95%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the six and three months ended June 30, 2013, the Company recorded gains (losses) on retained interests of $1.8 million and $(0.2) million, respectively, compared to gains of $3.5 million and $1.8 million, respectively, for the six and three months ended June 30, 2012.

During the six months ended June 30, 2013, the Company evaluated its position related to MortCo’s obligation to repurchase loans originated through its former loan origination business.  The Company determined that, due to the expiration of the statute of limitations for certain counterparties to pursue claims related to certain of these loans, it was unlikely to sustain losses at the level that was previously accrued.  Therefore, approximately $3.0 million of this liability was reversed and included in “other income” in the Company’s consolidated statements of operations.  At June 30, 2013, the remaining balance of this liability is approximately $1.7 million.

Operating Expenses

For the six and three months ended June 30, 2013, the Company’s total operating expenses were approximately $5.6 million and $1.3 million, respectively, compared to approximately $2.4 million and $1.1 million, respectively, for the six and three months ended June 30, 2012.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Direct REIT operating expenses	$234	$272	$(38)	$99	$137	$(38)
Compensation and benefits	853	839	14	422	412	10
Legal fees	263	278	(15)	177	101	76
Orchid Island Capital, Inc. IPO expenses	3,042	-	3,042	1	-	1
Accounting, auditing and other professional fees	460	430	30	189	190	(1)
Directors’ fees and liability insurance	391	274	117	222	130	92
Other G&A expenses	381	344	37	178	171	7
	$5,624	$2,437	$3,187	$1,288	$1,141	$147

“Orchid Island Capital, Inc. IPO expenses” consist of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2013, the Company’s MBS portfolio consisted of $380.6 million of agency or government MBS at fair value and had a weighted average coupon of 3.20%.  During the six months ended June 30, 2013, the Company received principal repayments of $21.0 million compared to $9.4 million for the comparable period ended June 30, 2012.  The average prepayment speeds for the quarters ended June 30, 2013 and 2012 were 19.5% and 34.7%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended,	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9
December 31, 2012	5.0	36.8	28.0
September 30, 2012	8.8	34.9	26.7
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of June 30, 2013 and December 31, 2012:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2013
Adjustable Rate MBS	$6,210	1.6%	4.24%	251	1-Sep-35	0.57	10.05%	2.00%
Fixed Rate MBS	233,243	61.3%	3.35%	292	1-May-43	NA	NA	NA
Hybrid Adjustable Rate MBS	116,618	30.6%	2.65%	353	1-Apr-43	112.49	7.65%	1.99%
Total PT MBS	356,071	93.5%	3.14%	311	1-May-43	106.83	7.77%	1.99%
Interest-Only Securities	21,907	5.8%	3.93%	236	25-May-43	NA	NA	NA
Inverse Interest-Only Securities	2,582	0.7%	6.08%	303	25-Nov-40	NA	6.27%	NA
Total Structured MBS	24,489	6.5%	4.16%	243	25-May-43	NA	NA	NA
Total Mortgage Assets	$380,560	100.0%	3.20%	307	25-May-43	NA	NA	NA
December 31, 2012
Adjustable Rate MBS	$20,857	12.4%	3.27%	267	1-Sep-35	5.91	9.73%	2.00%
Fixed Rate MBS	49,846	29.6%	3.21%	180	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	87,693	52.2%	2.75%	356	1-Nov-42	99.58	7.75%	1.98%
Total PT MBS	158,396	94.2%	2.96%	289	1-Nov-42	81.58	8.13%	1.98%
Interest-Only Securities	5,244	3.1%	3.79%	213	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	4,515	2.7%	6.10%	301	25-Nov-40	NA	6.31%	NA
Total Structured MBS	9,759	5.8%	4.86%	254	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$168,155	100.0%	3.07%	287	1-Nov-42	NA	NA	NA

(in thousands)
	June 30, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$226,718	59.57%	$163,116	97.00%
Freddie Mac	128,364	33.73%	3,396	2.02%
Ginnie Mae	25,478	6.69%	1,643	0.98%
Total Portfolio	$380,560	100.00%	$168,155	100.00%

Entire Portfolio	June 30, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$105.09	$105.74
Weighted Average Structured Purchase Price	$7.38	$6.00
Weighted Average Pass Through Current Price	$101.59	$105.89
Weighted Average Structured Current Price	$10.86	$5.84
Effective Duration (1)	4.347	0.703

(1) Effective duration of 4.347 indicates that an interest rate increase of 1.0% would be expected to cause a 4.347% decrease in the value of the MBS in the Company’s investment portfolio at June 30, 2013.  An effective duration of 0.703 indicates that an interest rate increase of 1.0% would be expected to cause a 0.703% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents details related to the Company’s portfolio assets acquired during the six months ended June 30, 2013 and 2012.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$435,754	104.81	2.14%	$151,067	104.26	1.80%
Structured MBS	24,336	15.37	0.54%	5,056	9.49	16.87%

The Company’s portfolio of PT MBS will typically be comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. The Company generally seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments provided it is reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, the Company strives to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying the Company’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from the Company’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

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

The Company faces the risk that the market value of its PT MBS assets will increase or decrease at different rates than that of its structured MBS or liabilities, including its hedging instruments. Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. The Company generally calculates duration using various third party models.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of the Company's interest rate-sensitive investments as of June 30, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps:

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,210	$71	$(71)	$(143)	1.15%	(1.15)%	(2.30)%
Hybrid Adjustable Rate MBS	116,618	5,721	(5,721)	(11,442)	4.91%	(4.91)%	(9.81)%
Fixed Rate MBS	233,243	14,436	(14,436)	(28,872)	6.19%	(6.19)%	(12.38)%
Interest-Only MBS	21,907	(3,336)	3,336	6,671	(15.23)%	15.23%	30.45%
Inverse Interest-Only MBS	2,582	(349)	349	698	(13.52)%	13.52%	27.05%
Total Portfolio	$380,560	$16,543	$(16,543)	$(33,088)	4.35%	(4.35)%	(8.69)%

The table below reflects the same analysis presented above but adjusted to reflect the estimated impact of convexity.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,210	$29	$(80)	$(173)	0.47%	(1.29)%	(2.79)%
Hybrid Adjustable Rate MBS	116,618	3,949	(6,165)	(12,610)	3.39%	(5.29)%	(10.81)%
Fixed Rate MBS	233,243	11,673	(14,394)	(28,151)	5.00%	(6.17)%	(12.07)%
Interest-Only MBS	21,907	(3,732)	2,081	2,620	(17.03)%	9.50%	11.96%
Inverse Interest-Only MBS	2,582	(407)	138	(146)	(15.77)%	5.33%	(5.64)%
Total Portfolio	$380,560	$11,512	$(18,420)	$(38,460)	3.02%	(4.84)%	(10.11)%

The Company has economically hedged a portion of its interest rate risk by entering into Eurodollar futures contracts.  The Company did not elect hedging treatment under the applicable accounting standards, and as such, all gains or losses on these instruments are reflected in earnings.  The table below reflects the impact on operations as of June 30, 2013, assuming rates fall 100 bps, rise 100 bps and rise 200 bps:

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$5,310,000	$(9,684)	$13,275	$26,550	(0.74)%	1.02%	2.04%
Junior Subordinated Debt Hedges	328,000	(484)	820	1,640	(0.60)%	1.01%	2.02%
Total Portfolio	5,638,000	(10,168)	14,095	28,190	(0.73)%	1.02%	2.04%

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

Repurchase Agreements

As of June 30, 2013, the Company had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of June 30, 2013, we had funding in place with all nine counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2013, the Company had obligations outstanding under the repurchase agreements of approximately $346.2 million with a net weighted average borrowing cost of 0.39%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 1 to 39 days, with a weighted average maturity of 22 days.  Securing the repurchase agreement obligation as of June 30, 2013, are MBS with an estimated fair value, including accrued interest, of $357.2 million and a weighted average maturity of 312 months. Through August 8, 2013, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2013 with maturities through November 6, 2013.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
Three Months Ended,	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
June 30, 2013	$346,197	$350,714	$(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(a)
December 31, 2012	150,294	128,708	21,586	16.77	%(b)
September 30, 2012	107,121	99,473	7,648	7.69%
June 30, 2012	91,825	96,778	(4,953)	(5.12	)%(c)
March 31, 2012	101,730	85,629	16,101	18.80	%(d)

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

Because our PT MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured MBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT MBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, albeit with potential haircuts. To enhance our liquidity even further, we may pledge a portion of our structured MBS as part of a repurchase agreement funding but retain the cash in lieu of acquiring additional assets.  In this way we can, at a modest cost, retain higher levels of cash on hand and decrease the likelihood we will have to sell assets in a distressed market in order to raise cash.

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

At June 30, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.1% of the estimated fair value of the underlying collateral as agreed by the counterparties.

The Company has developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in its PT portfolio.  Structured securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.  However, we may pledge a portion of our structured MBS in order to raise our cash levels, but will not pledge these securities in order to acquire additional assets.

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

As of June 30, 2013, the Company had cash and cash equivalents of $8.6 million.  We generated cash flows of $24.3 million from principal and interest payments on our MBS portfolio and $1.6 million from retained interests during the six months ended June 30, 2013.  The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of June 30, 2013.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$346,197	$-	$-	$-	$346,197
Interest expense on repurchase agreements(1)	142	-	-	-	142
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,033	1,992	1,989	17,378	22,392
Totals	$347,372	$1,992	$1,989	$43,378	$394,731

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2013 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24.7 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.7 million of its junior subordinated notes issued to BCT II.  As of June 30, 2013, $26.8 million of the trust preferred securities of BCT II remain outstanding.

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

In an attempt to create an alternative source of revenue, in 2011 the Company took several steps related to a public offering of common stock by its qualified REIT subsidiary, Orchid.  However, due to various market factors and economic events beyond the Company’s control, the offering was withdrawn.  The Company’s loss for the year ended December 31, 2011 included approximately $1.1 million of expenses related to this attempted public offering, which further depleted the Company’s capital base.

On July 26, 2012, Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”). The proposed business transaction, which was structured as a merger of Orchid into a wholly owned subsidiary of FlatWorld, was expected to be completed in early September 2012. However, certain conditions of the merger were not met and the merger was not consummated.  The Company’s loss for the year ended December 31, 2012 included approximately $0.9 million of expenses related to this attempted transaction.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed initial public offering of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for all underwriting, legal and other costs associated with the offering.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.2 million of expenses related to this public offering. During the six months ended June 30, 2013, the Company incurred additional costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Although Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering, the time frame for this recovery will extend into future periods and Bimini Capital’s stockholders’ equity and profitability will be negatively impacted in the near term. To the extent Orchid is able to increase its capital base over time Bimini Capital will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to the Bimini Advisors.

Tax Matters

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

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  Through 2007, MortCo based its tax position on advice received from tax consultants regarding the taxability of EII, including the aggregation (or non-aggregation) of the tax inputs from all REMICs owned for purposes of the EII tax computation.  During 2008, MortCo re-evaluated its EII tax position, which included consulting with additional tax experts.  As a result of the re-evaluation, MortCo concluded that it was no longer more likely than not that the pre-2008 tax position would be fully sustained upon examination, even though the exact computational methods and the ultimate EII tax due was still uncertain. Based on this conclusion, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position during 2008.

During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to this issue, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the continued uncertainty surrounding this tax matter, MortCo has continued to account for this tax issue as being more likely than not that the tax position would not be fully sustained upon examination. Therefore as of June 30, 2013 and December 31, 2012, MortCo has a remaining accrual of approximately $1.3 million for taxes, interest and penalties related to this.  Management anticipates that the remaining balance of this liability will be released during the quarter ended September 30, 2013.

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

On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini and BNYM filed appeals in the Appellate Division, First Department, and on April 2, 2013, the Appellate Division affirmed the trial court’s decision.  On May 3, 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and MortCo entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against Opteum Acceptance without incurring litigation costs.    Since then, the parties extended the Tolling Agreement on two occasions so that the Tolling Agreement now terminates on December 2, 2013. Mass Mutual has not yet contacted Opteum Acceptance to discuss its allegations.

MortCo denies it or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  Mass Mutual has taken no action to prosecute its claim against Opteum Acceptance, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, MortCo will defend such litigation vigorously.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed on March 20, 2013 with the SEC.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended June 30, 2013.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 8, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 8, 2013	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)