Form 10-Q
period 2013-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2013-11-07
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 7, 2013	11,509,756
Class B Common Stock, $0.001 par value	November 7, 2013	31,938
Class C Common Stock, $0.001 par value	November 7, 2013	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$315,398,460	$158,396,450
Unpledged	55,942,550	9,758,557
Total mortgage-backed securities	371,341,010	168,155,007
Cash and cash equivalents	10,479,242	6,592,561
Restricted cash	2,710,585	840,500
Retained interests in securitizations	3,398,546	3,336,009
Accrued interest receivable	1,562,983	718,895
Property and equipment, net	3,693,988	3,774,310
Receivable for securities sold, pledged to counterparties	41,150,840	-
Prepaid expenses and other assets, net	3,865,882	3,935,669
Total Assets	$438,203,076	$187,352,951

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$336,739,006	$150,294,174
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	38,720,351	-
Accrued interest payable	122,368	123,446
Accounts payable, accrued expenses and other	811,497	6,614,119
Total Liabilities	403,197,662	183,836,179

EQUITY:
Preferred stock	-	-
Common stock	11,574	10,681
Additional paid-in capital	334,810,312	334,254,432
Accumulated deficit	(331,472,881)	(330,748,341)
Stockholders’ equity	3,349,005	3,516,772
Noncontrolling interests	31,656,409	-
Total Equity	35,005,414	3,516,772
Total Liabilities and Equity	$438,203,076	$187,352,951

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the 2013 consolidated balance sheet above. See Note 14 for additional information on our consolidated VIE.

	September 30, 2013	December 31, 2012
ASSETS:
Mortgage-backed securities	$331,786,933	$-
Cash and cash equivalents and restricted cash	10,481,831	-
Receivable for securities sold	41,150,840	-
Accrued interest receivable and other assets	2,060,230	-
LIABILITIES:
Repurchase agreements	301,656,523	-
Payable for unsettled securities purchased	38,720,351	-
Accrued interest payable and other liabilities	198,880	-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	$6,773,393	$3,487,913	$2,767,554	$1,164,675
Interest expense	(936,617)	(285,315)	(329,059)	(103,676)
Net interest income, before interest on junior subordinated notes	5,836,776	3,202,598	2,438,495	1,060,999
Interest expense on junior subordinated notes	(746,072)	(791,891)	(250,507)	(265,707)
Net interest income	5,090,704	2,410,707	2,187,988	795,292
Unrealized (losses) gains on mortgage-backed securities	(10,772,942)	(1,404,489)	112,109	315,542
Realized (losses) gains on mortgage-backed securities	(1,541,169)	173,660	(667,182)	3,275
Gains (losses) on Eurodollar futures	4,146,144	(763,037)	(2,449,925)	(337,700)
Net portfolio (deficiency) income	(3,077,263)	416,841	(817,010)	776,409

Other income:
Gains on retained interests in securitizations	2,535,603	4,204,994	780,424	737,567
Gains on release of loan loss reserves	4,737,260	-	1,700,000
Other (expense) income	(21,018)	36,002	(12,301)	58,800
Total other income	7,251,845	4,240,996	2,468,123	796,367

Expenses:
Compensation and related benefits	1,584,939	1,231,139	731,968	391,767
Directors' fees and liability insurance	608,153	412,109	217,447	138,215
Orchid Island Capital, Inc. IPO expenses	3,042,322	-	-	-
Audit, legal and other professional fees	1,166,515	2,116,029	443,573	1,408,722
Direct REIT operating expenses	340,584	408,784	106,913	136,406
Other administrative	678,917	603,688	297,287	259,348
Total expenses	7,421,430	4,771,749	1,797,188	2,334,458

Net loss before income tax benefit	(3,246,848)	(113,912)	(146,075)	(761,682)
Income tax benefit	(1,287,154)	-	(1,287,154)	-

Net (loss) income	(1,959,694)	(113,912)	1,141,079	(761,682)
Less: Loss attributable to noncontrolling interests	(1,235,154)	-	(704,191)	-

Net (loss) income attributable to
Bimini Capital stockholders	$(724,540)	$(113,912)	$1,845,270	$(761,682)

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.07)	$(0.01)	$0.16	$(0.07)
CLASS B COMMON STOCK
Basic and Diluted	$(0.07)	$(0.01)	$0.16	$(0.07)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,782,858	10,232,169	11,258,669	10,329,421
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
Nine Months Ended September 30, 2013

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2013	$10,681	$334,254,432	$(330,748,341)	$-	$3,516,772
Net loss	-	-	(724,540)	(1,235,154)	(1,959,694)
Issuance of common shares of
Orchid Island Capital, Inc.	-	278,238	-	35,121,762	35,400,000
Cash dividends paid to
noncontrolling interests	-	-	-	(2,230,199)	(2,230,199)
Issuance of Class A common shares
for equity plan exercises	893	(893)	-		-
Amortization of equity plan compensation	-	278,535	-		278,535

Balances, September 30, 2013	$11,574	$334,810,312	$(331,472,881)	$31,656,409	$35,005,414
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,959,694)	$(113,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation and equity plan amortization	278,535	126,973
Depreciation	91,263	89,333
Losses on mortgage-backed securities	12,314,111	1,230,829
Gains on retained interests in securitizations	(2,535,603)	(4,204,994)
Gains on release of loan loss reserves	(4,737,260)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(804,353)	237,178
Prepaid expenses and other assets, net	613,973	978,154
Accrued interest payable	(1,078)	14,985
Accounts payable, accrued expenses and other	(1,065,362)	(657,325)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,194,532	(2,298,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(508,382,196)	(177,679,884)
Sales	259,090,754	127,708,846
Principal repayments	30,776,918	14,158,821
Payments received on retained interests in securitizations	2,473,066	3,385,778
(Increase) decrease in restricted cash	(1,870,085)	152,031
Purchases of property and equipment	(10,941)	(9,924)
NET CASH USED IN INVESTING ACTIVITIES	(217,922,484)	(32,284,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	2,871,900,327	662,456,590
Principal repayments on repurchase agreements	(2,685,455,495)	(624,863,487)
Issuance of common shares of Orchid Island Capital, Inc.	35,400,000	-
Cash dividends paid to noncontrolling interests	(2,230,199)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	219,614,633	37,593,103

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,886,681	3,009,992
CASH AND CASH EQUIVALENTS, beginning of the period	6,592,561	4,300,785
CASH AND CASH EQUIVALENTS, end of the period	$10,479,242	$7,310,777

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,683,767	$1,062,221
Income taxes	$39,386	$40,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Securities acquisitions settled in later period	$38,720,351	$-
Securities sold settled in later period	$40,955,374	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2013

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

As used in this document, discussions related to the “Company”, refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and our consolidated VIE.  References to “Bimini Capital” and the “parent” refer to Bimini Capital Management, Inc. as a separate entity.

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Subsequent to the completion of the IPO and through September 30, 2013, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) and MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries.

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

At the time of Orchid’s IPO and as of September 30, 2013, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through September 30, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in net income (loss) in the Company’s Consolidated Financial Statements, net income (loss) attributable to common stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our Consolidated Balance Sheet and our Consolidated Statement of Equity within the equity section but separate from the stockholders’ equity.

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

In response, beginning in 2007, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing previous efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the nine months ended September 30, 2013. Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they are expensed in the Company’s consolidated statement of operations. At such time as Orchid has $100 million of stockholders equity, Bimini Capital will begin to allocate certain overhead costs to Orchid on a pro rata basis. Attracting external capital to Orchid will allow Bimini Advisors to receive fees for managing the Orchid portfolio, decrease the expenses of Bimini Capital and Bimini Advisors by allocating certain overhead costs to Orchid (once Orchid’s stockholders’ equity exceeds $100 million), and share in distributions, if any, paid by Orchid to its stockholders. Upon the closing of Orchid’s IPO, and at September 30, 2013, Bimini Capital owned approximately 29.38% of the outstanding common stock of Orchid.

At September 30, 2013, the Company had cash and cash equivalents of approximately $10.5 million, a MBS portfolio of approximately $371.3 million and equity capital base of approximately $35.0 million, including approximately $3.3 million attributable to the stockholders of Bimini Capital and $31.7 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $37.4 million from principal and interest payments on its MBS portfolio and approximately $2.5 million from retained interests in securitizations during the nine months ended September 30, 2013. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash of approximately $2,711,000 and approximately $227,000 at September 30, 2013 and December 31, 2012, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling $614,000 at December 31, 2012, represents cash held on deposit as collateral with repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At September 30, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $9.1 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest only (“IO”) securities and inverse interest only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “MBS”). These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option allows the Company to record changes in fair value in the statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The Company records MBS transactions on the trade date.  Security purchases that have not settled as of the balance sheet date are included in the MBS balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the MBS balance with an offsetting receivable recorded.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, repurchase agreements, accrued interest payable, payable for unsettled securities purchases and accounts payable and other liabilities generally approximates their carrying value as of  September 30, 2013 and December 31, 2012, due to the short-term nature of these financial instruments.

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

The Company’s property and equipment as of September 30, 2013 and December 31, 2012, is presented net of accumulated depreciation of approximately $1,022,000 and $931,000, respectively. Depreciation expense was approximately $91,000 and $89,000 for the nine month periods ended September 30, 2013 and 2012, respectively, and $31,000 and $30,000 for three month periods ended September 30, 2013 and 2012, respectively.

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, the Company accounts for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its initial short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid expects to elect and intends to qualify to be taxed as a REIT, and Orchid will file a REIT tax return separate for Bimini Capital.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At September 30, 2013, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 10, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2010 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2013 and December 31, 2012:

(in thousands)
	September 30, 2013	December 31, 2012
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$134,754	$87,693
Adjustable-rate Mortgages	6,150	20,857
Fixed-rate Mortgages	207,529	49,846
Total Pass-Through MBS	348,433	158,396
Structured MBS:
Interest-Only Securities	16,948	5,244
Inverse Interest-Only Securities	5,960	4,515
Total Structured MBS	22,908	9,759
Total	$371,341	$168,155

Included in the table above at September 30, 2013 are $331.8 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of September 30, 2013 and December 31, 2012, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2013	December 31, 2012
Greater than one year and less than five years	$61	$163
Greater than five years and less than ten years	1,662	12,980
Greater than or equal to ten years	369,618	155,012
Total	$371,341	$168,155

The Company generally pledges its MBS assets as collateral under repurchase agreements.  At September 30, 2013 and December 31, 2012, the Company had unpledged securities totaling $55.9 million and $9.8 million, respectively.  The unpledged balance at September 30, 2013 includes unsettled securities purchases with a fair value of approximately $38.7 million that will be pledged as collateral under repurchase agreements on the settlement date in October 2013.

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of September 30, 2013 and December 31, 2012:

(in thousands)
Series	Issue Date	September 30, 2013	December 31, 2012
HMAC 2004-1	March 4, 2004	$-	$74
HMAC 2004-2	May 10, 2004	-	890
HMAC 2004-3	June 30, 2004	1,482	750
HMAC 2004-4	August 16, 2004	1,457	881
HMAC 2004-5	September 28, 2004	460	741
Total		$3,399	$3,336

NOTE 4.   REPURCHASE AGREEMENTS

The Company’s repurchase agreements typically have maturities of less than six months at inception, with some having longer terms.  Should a counterparty decide not to renew a repurchase agreement at maturity, the Company must either refinance with another lender or be in a position to satisfy the obligation.

As of September 30, 2013, the Company had outstanding repurchase agreement obligations of approximately $336.7 million with a net weighted average borrowing rate of 0.37%.  These agreements were collateralized by MBS with a fair value, including accrued interest and receivable for securities sold, of approximately $357.5 million.  As of December 31, 2012, the Company had outstanding repurchase agreement obligations of approximately $150.3 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $158.8 million, and cash pledged to counterparties of approximately $0.6.

As of September 30, 2013 and December 31, 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2013
Fair value of securities pledged, including accrued
interest receivable and receivable for
securities sold	$25,386	$230,401	$101,706	$-	$357,493
Repurchase agreement liabilities associated with
these securities	$25,067	$216,084	$95,588	$-	$336,739
Net weighted average borrowing rate	0.35%	0.38%	0.34%	-	0.37%
December 31, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$158,765	$-	$-	$158,765
Repurchase agreement liabilities associated with
these securities	$-	$150,294	$-	$-	$150,294
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

As of September 30, 2013, the outstanding repurchase obligations of the consolidated VIE included in the table above was $301.7 million.

If, during the term of a repurchase agreement, a lender should file for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, receivable for securities sold and cash posted by the Company as collateral.  At September 30, 2013 and December 31, 2012, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and receivable for securities sold) of approximately $20.7 million and approximately $9.0 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at September 30, 2013 and December 31, 2012 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Repurchase Agreement Counterparties	at Risk	(in Days)
September 30, 2013
Citigroup Global Markets, Inc.	$6,924	26
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7
Suntrust Robinson Humphrey, Inc.	1,123	7
The PrinceRidge Group, LLC	979	15
KGS - Alpha Capital Markets, L.P.	843	21
Cantor Fitzgerald & Co.	541	4

At September 30, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and cash posted by the Company as collateral) of approximately $2.4 million.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital equity at September 30, 2013 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Repurchase Agreement Counterparties	at Risk	(in Days)
September 30, 2013
Suntrust Robinson Humphrey, Inc.	$1,018	7
The PrinceRidge Group, LLC	950	21

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses on these instruments are reflected in earnings for all periods presented.

As of September 30, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains and losses credited and charged to the Company’s account on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  The tables below present information related to the Company’s Eurodollar futures positions at September 30, 2013 and December 31, 2012.

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of September 30, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.28%	$30,000	$(124)	0.28%	$21,000	$(99)
2014	0.47%	262,500	(96)	0.41%	26,000	(412)
2015	0.89%	275,000	95	0.89%	26,000	(155)
2016	1.86%	250,000	1,286	1.73%	26,000	7
2017	2.83%	250,000	1,794	-	-	-
2018	3.51%	250,000	1,088	-	-	-
	1.94%		$4,043	0.90%		$(659)
Cash posted as collateral, included in restricted cash						$2,711

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2012
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.34%	$30,000	$(375)	0.34%	$21,000	$(341)
2014	-	-	-	0.48%	26,000	(393)
2015	-	-	-	0.74%	26,000	(192)
2016	-	-	-	1.01%	26,000	(57)
	0.34%		$(375)	0.57%		$(983)
Cash posted as collateral, included in restricted cash						$227

The table below presents information related solely to Bimini Capital’s Eurodollar futures positions at September 30, 2013.

(in thousands)
Eurodollar Futures Positions (Parent-Only)
As of September 30, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.28%	$30,000	$(124)	0.28%	$21,000	$(99)
2014	-	-	-	0.41%	26,000	(412)
2015	-	-	-	0.89%	26,000	(155)
2016	-	-	-	1.73%	26,000	7
	0.28%		$(124)	0.90%		$(659)
Cash posted as collateral, included in restricted cash						$130

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the nine and three months ended September 30, 2013 and 2012.

(in thousands)
	Nine Months Ended September 30,
	Consolidated		Parent-Only
Eurodollar futures contracts (short positions)	2013	2012	2013	2012
Repurchase Agreement Hedges	$4,077	$(231)	$(19)	$(191)
Junior Subordinated Notes Hedges	69	(532)	69	(532)
	$4,146	$(763)	$50	$(723)

(in thousands)
	Three Months Ended September 30,
	Consolidated		Parent-Only
Eurodollar futures contracts (short positions)	2013	2012	2013	2012
Repurchase Agreement Hedges	$(2,283)	$(100)	$(11)	$(85)
Junior Subordinated Notes Hedges	(167)	(238)	(167)	(238)
	$(2,450)	$(338)	$(178)	$(323)

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

As of September 30, 2013 and December 31, 2012, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2013, the interest rate was 3.75%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

The trust is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over the trust's activities. Since Bimini Capital's investment in the trust's common equity securities was financed directly by the trust as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its financial statements.

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

NOTE 7.  CAPITAL STOCK

At September 30, 2013 and December 31, 2012, Bimini Capital’s capital stock is comprised of the following:

(in thousands)
	September 30, 2013	December 31, 2012
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of September 30, 2013 and December 31, 2012	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 11,509,756 shares issued and outstanding as of September 30, 2013 and 10,616,912 shares
issued and outstanding as of December 31, 2012	11,510	10,617
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2013 and December 31, 2012	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2013 and December 31, 2012	32	32

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the nine and three months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,		Three Months Ended September 30,
Shares Issued Related To:	2013	2012	2013	2012
Directors' compensation	-	242,567	-	-
Vesting incentive plan shares	892,844	-	876,640	-
Total shares of Class A Common Stock issued	892,844	242,567	876,640	-

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the nine and three months ended September 30, 2013 and 2012.

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

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements, which was originally for periods through March 15, 2015. Compensation expense recognized for phantom shares was approximately $279,000 and $238,000 for the nine and three months ended September 30, 2013, respectively and $63,000 and $21,000 for the nine and three months ended September 30, 2012, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during the nine months ended September 30, 2013 and 2012 is presented below:

	Nine Months Ended September 30,
	2013		2012
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	367,844	$1.11
Granted during the period	525,000	0.23	-	-
Vested during the period	(892,844)	0.60	-	-
Nonvested, at September 30	-	$-	367,844	$1.11

In August 2013, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s efforts in completing the Orchid initial public offering.  The bonuses, which were paid on August 13, 2013 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers and senior employees received bonuses totaling approximately $167,000, consisting of 525,000 shares of the Company’s common stock with an approximate value of $122,000, and cash of approximately $45,000.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date.

The Compensation Committee also approved the acceleration of the vesting of all outstanding, unvested equity awards held by management, as well as cash bonuses equal to 35% of the taxable income created by such vesting.  The accelerated vesting date was the Bonus Date.  Expenses associated with each of the transactions described above were recorded in the three month period ended September 30, 2013.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality”.   Plaintiff also alleges derivative claims brought in the name of Nominal Defendant BNYM.   (On May 2, 2011, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  On May 23, 2011, Bimini Capital and BNYM moved to dismiss Hildene’s derivative claims, and Bimini also moved to dismiss Hildene’s claim for “rescission/illegality.”

On October 19, 2011, PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini Capital and BNYM opposed that motion.  On August 23, 2012, the court issued a Decision and Order granting PreTSL XX, Ltd.’s motion to intervene.  Bimini Capital and BNYM filed appeals in the Appellate Division, First Department, and on April 2, 2013, the Appellate Division affirmed the trial court’s decision.  On May 3, 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM.  Bimini Capital denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

Loans Sold to Investors.

Generally, MortCo was not exposed to significant credit risk on its loans sold to investors. In the normal course of business, MortCo provided certain representations and warranties during the sale of mortgage loans which included an obligation, under certain circumstances, to repurchase loans which were subsequently unable to be sold through the normal investor channels.  MortCo had previously recorded a liability of approximately $4.7 million, which was included in “accounts payable, accrued expenses and other”, for the estimated fair value of this contingent obligation. During the nine months ended September 30, 2013, the Company evaluated this position and determined that the statute of limitations had expired for creditors to pursue claims related to this obligation.  As such, this liability was reversed and included in “other income” in the accompanying statements of operations.

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

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the nine and three months ended September 30, 2013 and 2012, MortCo had no taxable income primarily due to the utilization of NOL carryforwards; Bimini Advisors has losses from its inception for income tax purposes.

The TRS income tax provisions for the nine and three months ended September 30, 2013 and 2012 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the nine and three months ended September 30, 2013 and 2012, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.

As of September 30, 2013, MortCo has estimated federal NOL carryforwards of approximately $267.5 million, and estimated available Florida NOLs of approximately $40.0 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Bimini Advisors has estimated federal and Florida NOL carryforwards of approximately $0.5 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.

The net deferred tax assets and offsetting valuation allowances for MortCo at September 30, 2013 are both approximately $96.3 million. The net deferred tax assets and offsetting valuation allowances for Bimini Advisors at September 30, 2013 are both approximately $0.2 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income from the operations of each of the respective entities.  At September 30, 2013 and December 31, 2012, management believed that it was more likely than not that neither TRS would realize the full benefits of all of the federal and Florida tax NOL carryforwards (which are the primary deferred tax assets); therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  Through 2007, MortCo based its tax position on advice received from tax consultants regarding the taxability of EII.  During 2008, MortCo re-evaluated its EII tax position, and concluded that it was no longer more likely than not that the pre-2008 tax position would be fully sustained upon examination. Based on this conclusion, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position during 2008

During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to this issue, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the continued uncertainty surrounding the taxation of EII, MortCo continued to account for the pre-2008 tax position as being more likely than not that the tax position would not be fully sustained upon examination.  On September 15, 2013, the statute of limitations for the IRS to challenge MortCo’s pre-2008 tax position expired.  As such, the remaining balance of this liability was reversed during the three months ended September 30, 2013, which results in a tax benefit of $1.3 million.

NOTE 11.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2013 and 2012.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2013 and 2012.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2013 and 2012. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted EPS per Class A common share:
(Loss) income available to Class A common shares:
Basic and diluted	$(723)	$(114)	$1,840	$(759)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,510	10,329	11,510	10,329
Effect of weighting	(727)	(97)	(251)	-
Weighted average shares-basic and diluted	10,783	10,232	11,259	10,329
(Loss) income per Class A common share:
Basic and diluted	$(0.07)	$(0.01)	$0.16	$(0.07)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted EPS per Class B common share:
(Loss) income available to Class B common shares:
Basic and diluted	$(2)	$-	$5	$(2)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Effect of weighting	-	-	-	-
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.07)	$(0.01)	$0.16	$(0.07)

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Mortgage-backed securities	$371,341	$-	$371,341	$-
Eurodollar futures contracts	2,711	2,711	-	-
Retained interests	3,399	-	-	3,399
December 31, 2012
Mortgage-backed securities	$168,155	$-	$168,155	$-
Eurodollar futures contracts	227	227	-	-
Retained interests	3,336	-	-	3,336

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

(in thousands)
	Retained Interests		Mortgage Loans Held for Sale
	2013	2012	2012
Balances, January 1	$3,336	$3,495	$40
Gain (loss) included in earnings	2,536	4,205	(17)
Collections	(2,473)	(3,385)	(23)
Balances, September 30	$3,399	$4,315	$-

During the nine months ended September 30, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of September 30, 2013.

Retained interest fair value (in thousands)			$3,399
Prepayment Assumption		CPR Range (Weighted Average)
Constant Prepayment Rate		10% (10%)
Default Assumptions	Probability of Default	Severity Range (Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	26.03% - 66.25% (28.7%)	Next 10 Months
Loans in Foreclosure	100%	26.03% - 66.25% (28.7%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	3.18% - 4.79%	45%	Month 29 and Beyond
Cash Flow Recognition	Valuation Technique	Remaining Life Range (Weighted Average)	Discount Rate Range (Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.5 -11.3 years (2.5)	27.5% (27.5%)
Discounted Cash Flows	Discounted Cash Flow	0.5 -9.8 years (0.8)	27.5% (27.5%)

NOTE 13. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $82,000 and $102,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

NOTE 14. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

As discussed in Note 1, Orchid completed its IPO on February 20, 2013.  Bimini Capital owned 100% of the outstanding common stock of Orchid prior to the IPO, and approximately 29.38% after the IPO. Orchid operates as a mortgage REIT and was formed in order to increase Bimini Capital’s assets under management to generate additional revenues to cover operating costs. Orchid entered into a management agreement with Bimini Advisors under which Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors receives a monthly management fee for these services.  Bimini Capital and Bimini Advisors acted as sponsors of the Orchid IPO and paid approximately $3.0 million of IPO related expenses during the nine months ended September 30, 2013.  The Company did not provide any further financial or other support to Orchid.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the nine months ended September 30, 2013.

(in thousands)
Net loss attributable to Bimini Capital	$(725)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for sale of 2,360,000 common shares of Orchid	278
Change from net loss attributable to Bimini Capital and transfers from noncontrolling interest	$(447)

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

The following is a roll forward of the noncontrolling interest during the nine months ended September 30, 2013.

(in thousands)
Balance, January 1, 2013	$-
Issuance of common shares of Orchid Island Capital, Inc.	35,122
Net income attributed to noncontrolling interest	(1,235)
Cash dividend paid to noncontrolling interest	(2,231)
Balance, September 30, 2013	$31,656

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

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through September 30, 2013, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheets at September 30, 2013 (excluding intercompany balances).

(in thousands)
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$277,982
Unpledged	53,805
Total mortgage-backed securities	331,787
Cash and cash equivalents	7,901
Restricted cash	2,581
Accrued interest receivable	1,388
Receivable for securities sold	41,150
Prepaid expenses and other assets	673
Total Assets	$385,480

LIABILITIES:
Repurchase agreements	$301,657
Liability for unsettled securities purchased	38,720
Accrued interest payable	78
Accounts payable, accrued expenses and other	121
Total Liabilities	$340,576

The following table summarizes the operating results of Orchid (excluding intercompany transactions, including approximately $454,000 of management fees charged to Orchid) for the period beginning February 20, 2013 (the date of its IPO) through September 30, 2013 which are reflected in our consolidated statement of operations for the nine and three months ended September 30, 2013.

	Nine Months Ended	Three Months Ended
(in thousands)	September 30, 2013	September 30, 2013
Interest income	$6,011	$2,551
Interest expense	(753)	(294)
Net interest income	5,258	2,257
Unrealized (losses) gains on mortgage-backed securities	(8,532)	86
Realized losses on mortgage-backed securities	(1,491)	(667)
Gains (losses) on Eurodollar futures	4,096	(2,272)
Net portfolio deficiency	(669)	(596)

Expenses:
Directors' fees and liability insurance	207	83
Audit, legal and other professional fees	223	71
Direct REIT operating expenses	111	37
Other administrative	84	31
Total expenses	625	222

Net loss	$(1,294)	$(818)

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

INTRODUCTION

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, Orchid continues to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo. References to the “Company” refer to the consolidated entity which is the consolidation of Bimini Capital, Orchid, Bimini Advisors, MortCo and MortCo’s consolidated subsidiaries.

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

Subsequent to Orchid’s IPO and as of September 30, 2013, management has concluded Orchid is a VIE because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through September 30, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of September 30, 2013, Bimini’s owns 29.38% of the outstanding common shares of Orchid.

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

During the nine months ended September 30, 2013, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  In August 2011, Bimini Capital announced that it would suspend its quarterly dividend and no distributions have been made since then.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then in an amount of $0.135 per share of its common stock for a total amount of $0.945 per share of its common stock.  Orchid intends to pay regular monthly dividends to Orchid’s stockholders.

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

RESULTS OF OPERATIONS

Described below are the Company’s results of operations for the nine and three months ended September 30, 2013, as compared to the nine and three months ended September 30, 2012.

Net (Loss) Income Summary

Consolidated net loss for the nine months ended September 30, 2013 was $0.7 million, or $0.07 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $0.1 million, or $0.01 basic and diluted loss per share of Class A Common Stock, for the nine months ended September 30, 2012.

Consolidated net income for the three months ended September 30, 2013 was $1.8 million, or $0.16 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.8 million, or $0.07 basic and diluted loss per share of Class A Common Stock, for the three months ended September 30, 2012.

The components of net (loss) income for the nine and three months ended September 30, 2013 and 2012, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended			Three Months Ended
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Net portfolio interest	$5,837	$3,203	$2,634	$2,438	$1,061	$1,377
Interest expense on junior subordinated notes	(746)	(792)	46	(251)	(266)	15
Losses on MBS and Eurodollar futures	(8,168)	(1,994)	(6,174)	(3,004)	(19)	(2,985)
Net portfolio (deficiency) income	(3,077)	417	(3,494)	(817)	776	(1,593)
Other income	7,252	4,241	3,011	2,468	796	1,672
Expenses, including income taxes	(6,135)	(4,772)	(1,363)	(510)	(2,334)	1,824
Net (loss) income	(1,960)	(114)	(1,846)	1,141	(762)	1,903
Less: Loss attributable to noncontrolling interests	(1,235)	-	(1,235)	(704)	-	(704)
Net (loss) income attributable to
Bimini Capital Management, Inc.	$(725)	$(114)	$(611)	$1,845	$(762)	$2,607

As described below, “other income” includes gains (losses) on fair value adjustments on retained interests in securitizations.  During the nine months ended September 30, 2013. “other income” also includes the reversal of approximately $4.7 million of reserves related to MortCo’s obligation to repurchase certain loans it originated in its prior business.

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

For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, interest expense has been adjusted to reflect the effect of our Eurodollar hedges on our interest expense for each period presented. The adjustment to reflect this effect includes only the gains or losses on our Eurodollar futures contracts in effect for the applicable period, whereas the gains or losses on Eurodollar futures contracts reflected in our consolidated statements of operations include gains or losses for all Eurodollar futures contracts in effect as of the end of each period in accordance with GAAP.  As of September 30, 2013, we have Eurodollar futures contracts in place through 2018.  Since we have taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. In fact, if the relevant portion of the yield curve for which we have employed funding hedges is positively sloped and rates remain unchanged, we would expect the value of the short position to decrease in value.  Adjusting our interest expense for the periods presented by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for these periods.  Combining the effects of the Eurodollar positions in place for only the periods presented with the interest expense on repurchase agreements reflects total economic interest expense on these obligations and the economic effect of our hedging strategy for the applicable period.  Interest expense, including the effect of Eurodollar futures contracts for the period, is referred to as economic interest expense. Net interest income, including the effect of Eurodollar futures contracts for the period, is referred to as economic net interest income.

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

The following table presents the effect of our hedging strategy on interest expense and net interest income for each quarter in 2013 and 2012.

(dollars in thousands)
			Interest Expense
	Interest Expense on		on Junior		Net Portfolio
	Repurchase Agreements		Subordinated Notes		Interest Income		Net Interest Income
	GAAP	Economic	GAAP	Economic	GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Basis(1)	Basis	Basis(1)	Basis	Basis(1)
Three Months Ended
September 30, 2013	$329	$450	$251	$330	$2,438	$2,317	$2,187	$1,987
June 30, 2013	361	440	248	353	2,118	2,039	1,870	1,686
March 31, 2013	247	368	247	348	1,278	1,157	1,031	809
December 31, 2012	151	247	257	343	600	504	343	161
September 30, 2012	104	127	266	322	1,060	1,037	794	715
June 30, 2012	108	103	261	350	976	981	715	631
March 31, 2012	73	64	265	354	1,165	1,174	900	820
Nine Months Ended
September 30, 2013	$937	$1,258	$746	$1,031	$5,834	$5,513	$5,088	$4,482
September 30, 2012	285	294	792	1,026	3,201	3,192	2,409	2,166

(1)
Reflects the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $(2,449,925) and $(337,700), respectively. For the nine month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $4,146,144 and $(763,037), respectively.

 Net Portfolio Income

During the nine months ended September 30, 2013, the Company generated $5.5 million of economic net portfolio interest income, consisting of $6.8 million of interest income from MBS assets offset by $1.3 million of economic interest expense on repurchase liabilities.  For the comparable period ended September 30, 2012, the Company generated $3.2 million of economic net portfolio interest income, consisting of $3.5 million of interest income from MBS assets offset by $0.3 million of economic interest expense on repurchase liabilities.

During the three months ended September 30, 2013, the Company generated $2.3 million of economic net portfolio interest income, consisting of $2.8 million of interest income from MBS assets offset by  $0.5 million of economic interest expense on repurchase liabilities.  For the comparable period ended September 30, 2012, the Company generated $1.0 million of economic net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.1 million of economic interest expense on repurchase liabilities.

During the nine months ended September 30, 2013, Bimini Capital generated $0.03 million of economic net portfolio interest income, consisting of $0.38 million of interest income from MBS assets offset by $0.34 million of economic interest expense on repurchase liabilities.  For the comparable period ended September 30, 2012, Bimini Capital generated $1.19 million of economic net portfolio interest income, consisting of $1.26 million of interest income from MBS assets offset by $0.07 million of economic interest expense on repurchase liabilities.

During the three months ended September 30, 2013, Bimini Capital generated $0.09 million of economic net portfolio interest income, consisting of $0.22 million of interest income from MBS assets offset by $0.13 million of economic interest expense on repurchase liabilities.  For the comparable period ended September 30, 2012, Bimini Capital generated $0.43 million of economic net portfolio interest income, consisting of $0.47 million of interest income from MBS assets offset by $0.04 million of economic interest expense on repurchase liabilities.

The table below provides consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, economic interest expense, cost of funds, economic net interest income and net interest rate spread for each quarter in 2013 and 2012 and the nine month periods ended September 30, 2013 and 2012.

(dollars in thousands)
							Economic
	Average		Yield on			Average	Net	Economic
	MBS		Average	Average	Economic	Economic	Portfolio	Net
	Securities	Interest	MBS	Repurchase	Interest	Cost of	Interest	Interest
	Held(1)	Income(2)	Securities	Agreements(1)	Expense(3)	Funds	Income(3)	Spread
Three Months Ended
September 30, 2013	$375,950	$2,767	2.94%	$341,468	$450	0.53%	$2,317	2.41%
June 30, 2013	392,429	2,479	2.53%	350,714	440	0.50%	2,039	2.03%
March 31, 2013	286,226	1,525	2.13%	252,763	368	0.58%	1,157	1.55%
December 31, 2012	146,947	751	2.04%	128,708	247	0.77%	504	1.27%
September 30, 2012	118,820	1,164	3.92%	99,473	127	0.51%	1,037	3.41%
June 30, 2012	116,753	1,084	3.71%	96,778	103	0.42%	981	3.29%
March 31, 2012	106,374	1,238	4.66%	85,629	64	0.30%	1,174	4.36%
Nine Months Ended
September 30, 2013	$351,535	$6,771	2.57%	$314,982	$1,258	0.53%	$5,513	2.04%
September 30, 2012	113,983	3,486	4.08%	93,960	294	0.42%	3,192	3.66%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 35 and 37 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

(3)
Economic interest expense and economic net interest income presented in the table above and the table on page 37 includes the effect of Eurodollar futures contract hedges for only the period presented. For the three month periods ended September 30, 2013 and 2012, total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $(2,449,925) and $(337,700), respectively. For the nine month periods ended September 30, 2013 and 2012,  total gains (losses) on Eurodollar contracts recognized in our consolidated statements of operations for GAAP purposes were $4,146,144 and $(763,037), respectively

Interest Income and Average Earning Asset Yield

Interest income for the Company was $6.8 million for the nine months ended September 30, 2013 and $3.5 million for the nine months ended September 30, 2012. Average MBS holdings were $351.5 million and $114.0 million for the nine months ended September 30, 2013 and 2012, respectively. The $3.3 million increase in interest income was due to a $237.5 million increase in average MBS holdings, which was partially offset by a 151 basis point decrease in yields.

Interest income for the Company was $2.8 million for the three months ended September 30, 2013 and $1.2 million for the three months ended September 30, 2012. Average MBS holdings were $376.0 million and $118.8 million for three months ended September 30, 2013 and 2012, respectively. The $1.6 million increase in interest income was due to a $257.2 million increase in average MBS holdings, which was partially offset by a 98 basis point decrease in yields.

Interest income for Bimini Capital was $0.38 million for the nine months ended September 30, 2013 and $1.26 million for the nine months ended September 30, 2012. Average MBS holdings were $43.9 million and $44.5 million for the nine months ended September 30, 2013 and 2012, respectively. The $0.88 million decrease in interest income was due to a combination of a 263 basis point decrease in yields and a $0.6 million decrease in average MBS holdings.

Interest income for Bimini Capital was $0.22 million for the three months ended September 30, 2013 and $0.47 million for the three months ended September 30, 2012. Average MBS holdings were $40.5 million and $54.4 million for the three months ended September 30, 2013 and 2012, respectively. The $0.25 million decrease in interest income was due to a combination of a 129 basis point decrease in yields and a $14.0 million decrease in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS.

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
September 30, 2013	$352,252	$23,698	$375,950	$2,703	$64	$2,767	3.07%	1.07%	2.94%
June 30, 2013	366,862	25,567	392,429	2,805	(326)	2,479	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,713	(188)	1,525	2.56%	(4.13)%	2.13%
December 31, 2012	135,892	11,055	146,947	929	(178)	751	2.73%	(6.48)%	2.04%
September 30, 2012	105,190	13,630	118,820	696	468	1,164	2.65%	13.75%	3.92%
June 30, 2012	101,991	14,762	116,753	863	221	1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
Nine Months Ended
September 30, 2013	$329,046	$22,489	$351,535	$7,221	$(450)	$6,771	2.93%	(2.67)%	2.57%
September 30, 2012	99,069	14,914	113,983	2,333	1,153	3,486	3.14%	10.31%	4.08%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $315.0 million and $94.0 million, generating economic interest expense of $1.3 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.  Our average economic cost of funds was 0.53% and 0.42% for nine months ended September 30, 2013 and 2012, respectively.  There was an 11 basis point increase in the average economic cost of funds and a $221.0 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  The increase in average outstanding repurchase agreements reflects the closing of the Orchid IPO on February 20, 2013, and the investment of the IPO proceeds in Orchid’s MBS portfolio.

Average outstanding repurchase agreements for the Company were $341.5 million and $99.5 million, generating economic interest expense of $0.5 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively.  Our average economic cost of funds was 0.53% and 0.51% for three months ended September 30, 2013 and 2012, respectively.  There was a 2 basis point increase in the average economic cost of funds and a $242.0 million increase in average outstanding repurchase agreements during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  As in the case of the year-to-date period, the increase in average outstanding repurchase agreements for the three-month period reflects the closing of the Orchid IPO on February 20, 2013, and the investment of the IPO proceeds in Orchid’s MBS portfolio.

Average outstanding repurchase agreements for Bimini Capital were $39.0 million and total economic interest expense was $0.34 million for the nine months ended September 30, 2013.  During the nine months ended September 30, 2012, average outstanding repurchase agreements for Bimini Capital were $35.5 million and total economic interest expense was $0.07 million.  Bimini Capital’s average economic cost of funds was 1.18% and 0.26% for nine months ended September 30, 2013 and 2012, respectively.  There was a $0.27 million increase in economic interest expense for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. This change was due to the combination of a $3.5 million increase in average outstanding repurchase agreements and a 92 basis point increase in borrowing rates for the nine months ended September 30, 2013 when compared to the same period ended September 30, 2012.

Average outstanding repurchase agreements for Bimini Capital were $36.3 million and total economic interest expense was $0.13 million for the three months ended September 30, 2013.  During the three months ended September 30, 2012, average outstanding repurchase agreements for Bimini Capital were $45.8 million and total economic interest expense was $0.04 million.  Bimini Capital’s average economic cost of funds was 1.42% and 0.36% for three months ended September 30, 2013 and 2012, respectively.  There was a $0.09 million increase in economic interest expense for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. This change was due to the combination of a $9.5 million decrease in average outstanding repurchase agreements and a 106 basis point increase in borrowing rates for the three months ended September 30, 2013 when compared to the same period ended September 30, 2012.

Since all of the Company’s repurchase agreements are short-term, changes in market rates directly affect our interest expense. The Company’s average economic cost of funds was 34 basis points above average one-month LIBOR and 13 basis points above average six-month LIBOR for the quarter ended September 30, 2013. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2012 to 23 days at September 30, 2013.

The table below presents the consolidated average outstanding balance under all repurchase agreements, economic interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2013 and 2012 .

(dollars in thousands)
						Average	Average
						Economic	Economic
	Average					Cost of Funds	Cost of Funds
	Balance of	Economic	Average	Average	Average	Relative to	Relative to
	Repurchase	Interest	Economic	One-Month	Six-Month	Average One-	Average Six-
	Agreements	Expense	Cost of Funds	LIBOR	LIBOR	Month LIBOR	Month LIBOR
Three Months Ended
September 30, 2013	$341,468	$450	0.53%	0.19%	0.40%	0.34%	0.13%
June 30, 2013	350,714	440	0.50%	0.20%	0.43%	0.30%	0.07%
March 31, 2013	252,763	368	0.58%	0.21%	0.48%	0.37%	0.10%
December 31, 2012	128,708	247	0.77%	0.22%	0.59%	0.55%	0.18%
September 30, 2012	99,473	127	0.51%	0.23%	0.70%	0.28%	(0.19)%
June 30, 2012	96,778	103	0.42%	0.24%	0.74%	0.18%	(0.32)%
March 31, 2012	85,629	64	0.30%	0.26%	0.76%	0.04%	(0.46)%
Nine Months Ended
September 30, 2013	$314,982	$1,259	0.53%	0.20%	0.44%	0.33%	0.09%
September 30, 2012	93,960	293	0.42%	0.25%	0.73%	0.17%	(0.31)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.75 million for the nine months ended September 30, 2013 compared to $0.79 million for the comparable period in 2012.  The average rate of interest paid for the nine months ended September 30, 2013 was 3.78% compared to 4.06% for the comparable period in 2012. Interest expense decreased $0.05 million for the nine months ended September 30, 2013 when compared to the same period in 2012 due to the 28 basis point decrease in interest rates.

Interest expense on the Company’s junior subordinated debt securities was $0.25 million for the three months ended September 30, 2013 compared to $0.27 million for the comparable period in 2012.  The average rate of interest paid for the three months ended September 30, 2013 was 3.77% compared to 4.09% for the comparable period in 2012. Interest expense decreased $0.02 million for the three months ended September 30, 2013 when compared to the same period in 2012 due to the 32 basis point decrease in interest rates.

The junior subordinated debt securities had a fixed-rate of interest of 7.86% until December 15, 2010, and thereafter through maturity in 2035, the rate floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2013, the interest rate was 3.75%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the nine and three months ended September 30, 2013 and 2012.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Realized (losses) gains on sales of MBS	$(1,541)	$174	$(1,715)	$(667)	$3	$(670)
Unrealized (losses) gains on MBS	(10,773)	(1,404)	(9,369)	112	316	(204)
Total (losses) gains on MBS	(12,314)	(1,230)	(11,084)	(555)	319	(874)
Gains (losses) on Eurodollar futures	4,146	(763)	4,909	(2,450)	(338)	(2,112)
Gains on retained interests	2,536	4,205	(1,669)	780	738	42

During the nine and three months ended September 30, 2013, the Company received proceeds of $259.1 million and $44.4 million, respectively, from the sales of MBS compared to $127.7 million and $3.3 million, respectively, for the nine and three months ended September 30, 2012.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

In May and again in June of 2013, the Federal Reserve hinted to the markets that it would begin to taper its quantitative easing program, possibly as soon as Fall 2013. The quantitative easing program involves the purchase of $40 billion Agency MBS and $45 billion US Treasury securities per month by the Federal Reserve.  The US Treasury and Agency MBS markets reacted strongly to this news and interest rates rose by approximately 100 basis points from early May levels in the case of the 10 year US Treasury note.

With the release of improving economic data during the third quarter, interest rates continued to rise, with the yield on the 10 year US Treasury reaching 3.0% in early September 2013.  However data later in the quarter was less robust and the Federal Reserve did not taper their asset purchases as expected.  Subsequently, the treasury market rallied into quarter end, and the benchmark interest rates at the end of the third quarter were not materially different from levels at the end of the second quarter.

This market activity initially had an adverse effect on our pass-through portfolio since the prices of MBS assets generally move in an inverse relationship to interest rates.  Conversely, our interest only structured securities rose in price as the market anticipated slower prepayment rates as a result of higher mortgage rates.  By the end of the quarter, when interest rates ended essentially unchanged from the second quarter, the value of our MBS assets were not materially different than where they were at the beginning of the quarter.  The table below presents historical interest rate data for each quarter end during 2013 and 2012.

		15 Year	30 Year
	10 Year	Fixed-Rate	Fixed-Rate
Three Months Ended,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)
September 30, 2013	2.62%	3.52%	4.49%
June 30, 2013	2.48%	3.17%	4.07%
March 31, 2013	1.85%	2.76%	3.57%
December 31, 2012	1.76%	2.66%	3.35%
September 30, 2012	1.64%	2.78%	3.47%
June 30, 2012	1.66%	2.95%	3.68%
March 31, 2012	2.22%	3.20%	3.95%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the nine and three months ended September 30, 2013, the Company recorded gains on retained interests of $2.5 million and $0.8 million, respectively, compared to gains of $4.2 million and $0.7 million, respectively, for the nine and three months ended September 30, 2012.

During the nine months ended September 30, 2013, the Company evaluated its position related to MortCo’s obligation to repurchase loans originated through its former loan origination business.  The Company determined that, due to the expiration of the statute of limitations for counterparties to pursue claims related to these loans, it was unlikely to sustain losses at the level that was previously accrued.  Therefore, the $4.7 million balance of this liability at December 31, 2012 was reversed and included in “other income” in the Company’s consolidated statements of operations.

Operating Expenses

For the nine and three months ended September 30, 2013, the Company’s total operating expenses were approximately $7.4 million and $1.8 million, respectively, compared to approximately $4.8 million and $2.3 million, respectively, for the nine and three months ended September 30, 2012.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Direct REIT operating expenses	$341	$409	$(68)	$107	$136	$(29)
Compensation and benefits	1,585	1,231	354	732	392	340
Legal fees	492	650	(158)	229	372	(143)
Orchid Island Capital, Inc. IPO expenses(1)	3,042	-	3,042	-	-	-
Accounting, auditing and other professional fees	675	1,466	(791)	215	1,037	(822)
Directors’ fees and liability insurance	608	412	196	217	138	79
Other G&A expenses	678	604	74	297	259	38
	$7,421	$4,772	$2,649	$1,797	$2,334	$(537)

(1)
Consists of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2013, the Company’s MBS portfolio consisted of $371.3 million of agency or government MBS at fair value and had a weighted average coupon of 3.30%.  During the nine months ended September 30, 2013, the Company received principal repayments of $30.8 million compared to $14.2 million for the comparable period ended September 30, 2012.  The average prepayment speeds for the quarters ended September 30, 2013 and 2012 were 15.1% and 26.7%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2013	7.1	30.1	15.1
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9
December 31, 2012	5.0	36.8	28.0
September 30, 2012	8.8	34.9	26.7
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0

The following tables summarize certain characteristics of the Company’s agency and government mortgage related securities as of September 30, 2013 and December 31, 2012:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2013
Adjustable Rate MBS	$6,150	1.7%	4.04%	248	1-Sep-35	4.71	10.05%	2.00%
Fixed Rate MBS	207,529	55.9%	3.59%	300	1-Sep-43	NA	NA	NA
Hybrid Adjustable Rate MBS	134,754	36.3%	2.60%	352	1-Aug-43	110.79	7.60%	1.99%
Total PT MBS	348,433	93.9%	3.21%	319	1-Sep-43	106.16	7.71%	2.00%
Interest-Only Securities	16,948	4.5%	4.26%	241	20-Oct-42	NA	NA	NA
Inverse Interest-Only Securities	5,960	1.6%	5.90%	318	15-Dec-40	NA	6.08%	NA
Total Structured MBS	22,908	6.1%	4.69%	261	20-Oct-42	NA	NA	NA
Total Mortgage Assets	$371,341	100.0%	3.30%	315	1-Sep-43	NA	NA	NA
December 31, 2012
Adjustable Rate MBS	$20,857	12.4%	3.27%	267	1-Sep-35	5.91	9.73%	2.00%
Fixed Rate MBS	49,846	29.6%	3.21%	180	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	87,693	52.2%	2.75%	356	1-Nov-42	99.58	7.75%	1.98%
Total PT MBS	158,396	94.2%	2.96%	289	1-Nov-42	81.58	8.13%	1.98%
Interest-Only Securities	5,244	3.1%	3.79%	213	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	4,515	2.7%	6.10%	301	25-Nov-40	NA	6.31%	NA
Total Structured MBS	9,759	5.8%	4.86%	254	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$168,155	100.0%	3.07%	287	1-Nov-42	NA	NA	NA

(in thousands)
	September 30, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$230,083	61.96%	$163,116	97.00%
Freddie Mac	120,145	32.35%	3,396	2.02%
Ginnie Mae	21,113	5.69%	1,643	0.98%
Total Portfolio	$371,341	100.00%	$168,155	100.00%

Entire Portfolio	September 30, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$104.85	$105.74
Weighted Average Structured Purchase Price	$7.43	$6.00
Weighted Average Pass Through Current Price	$101.97	$105.89
Weighted Average Structured Current Price	$10.98	$5.84
Effective Duration (1)	4.409	0.703

(1) Effective duration of 4.409 indicates that an interest rate increase of 1.0% would be expected to cause a 4.409% decrease in the value of the MBS in the Company’s investment portfolio at September 30, 2013.  An effective duration of 0.703 indicates that an interest rate increase of 1.0% would be expected to cause a 0.703% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents details related to the Company’s portfolio assets acquired during the nine months ended September 30, 2013 and 2012.  We account for our securities transactions on a trade-date basis, and as such, the amounts presented for the nine months ended September 30, 2013 include $38.7 million of asset acquisitions that settled subsequent to the balance sheet date.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$512,815	104.47	2.25%	$172,624	104.65	1.79%
Structured MBS	34,248	15.60	4.21%	5,056	9.49	16.87%

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

The duration of the Company’s IO and IIO portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. With respect to IIO’s, prepayments affect their durations in a similar fashion to that of IO’s, but the floating rate nature of their coupon (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of the our interest rate-sensitive investments and hedge positions as of September 30, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’s effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$6,150	$98	$(153)	$(315)	1.60%	(2.49)%	(5.12)%
Hybrid Adjustable Rate MBS	134,754	4,814	(7,332)	(14,935)	3.57%	(5.44)%	(11.08)%
Fixed Rate MBS	207,529	9,234	(12,306)	(24,331)	4.45%	(5.93)%	(11.72)%
Interest-Only MBS	16,948	(3,017)	2,170	2,877	(17.80)%	12.80%	16.98%
Inverse Interest-Only MBS	5,960	(77)	(596)	(1,559)	(1.29)%	(10.00)%	(26.16)%
Total MBS Portfolio	$371,341	$11,052	$(18,217)	$(38,263)	2.98%	(4.91)%	(10.30)%

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$4,405,000	$(8,924)	$11,013	$22,025	(0.83)%	1.02%	2.04%
Junior Subordinated Debt Hedges	307,000	(404)	768	1,535	(0.53)%	1.01%	2.02%
Total Portfolio	4,712,000	(9,328)	11,781	23,560	(0.81)%	1.02%	2.04%

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

Repurchase Agreements

As of September 30, 2013, the Company had established borrowing facilities in the repurchase agreement market with nine counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of September 30, 2013, we had funding in place with all nine counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2013, the Company had obligations outstanding under the repurchase agreements of approximately $336.7 million with a net weighted average borrowing cost of 0.37%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 1 to 53 days, with a weighted average maturity of 23 days.  Securing the repurchase agreement obligation as of September 30, 2013, are MBS with an estimated fair value, including accrued interest, of $357.5 million and a weighted average maturity of 311 months. Through November 7, 2013, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2013 with maturities through January 10, 2014.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
Three Months Ended	Ending Balance of Repurchase Agreements	Average Balance of Repurchase Agreements	Difference Between Ending Repurchase Agreements and Average Repurchase Agreements
			Amount	Percent
September 30, 2013	$336,739	$341,468	$(4,729)	(1.38)%
June 30, 2013	346,197	350,714	(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(a)
December 31, 2012	150,294	128,708	21,586	16.77	%(b)
September 30, 2012	107,121	99,473	7,648	7.69%
June 30, 2012	91,825	96,778	(4,953)	(5.12	)%(c)
March 31, 2012	101,730	85,629	16,101	18.80	%(d)

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

(c)
The lower ending balance relative to the average balance reflects a shift in the portfolio allocation towards assets that were not funded through the repo market.  During the quarter ended June 30, 2012, the Company’s investment in PT MBS decreased $10.0 million.

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

At September 30, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.4% of the estimated fair value of the underlying collateral as agreed by the counterparties.

The Company has developed an alternative investment strategy utilizing structured MBS with comparable borrower and prepayment characteristics to the securities historically held in its PT portfolio.  Structured securities are not funded in the repurchase market but instead are purchased directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but will not pledge these securities in order to acquire additional assets.

In an effort to increase assets under management and generate additional revenues needed to cover operating costs, Bimini Capital and Bimini Advisors acted as the sponsor of the initial public offering of common stock for Orchid, which closed on February 20, 2013.  Bimini Advisors paid all of the underwriting, legal and other costs incurred in connection with the offering.  Bimini Advisors did so in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  To the extent Orchid is able to increase its capital base over time, Bimini Advisors will benefit via increased management fees.  The independent members of the Orchid Board of Directors have the ability to terminate the management agreement and thus end the ability of Bimini Advisors to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to Bimini Advisors.

As of September 30, 2013, the Company had cash and cash equivalents of $10.5 million.  We generated cash flows of $37.4 million from principal and interest payments on our MBS portfolio and $2.5 million from retained interests and had average repurchase agreements outstanding of $315.0 million during the nine months ended September 30, 2013.  The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of September 30, 2013.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$336,739	$-	$-	$-	$336,739
Interest expense on repurchase agreements(1)	156	-	-	-	156
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,030	1,982	1,979	17,042	22,033
Totals	$337,925	$1,982	$1,979	$43,042	$384,928

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2013 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

In October 2005, Bimini Capital completed a private offering of $51.5 million of trust preferred securities of Bimini Capital Trust II (“BCTII”) resulting in the issuance by Bimini Capital of an additional $51.5 million of junior subordinated notes. On October 21, 2009, the Company purchased $24.7 million of trust preferred capital securities issued by BCT II. The total cost for the transaction, including fees was approximately $14.5 million.  The Company cancelled the trust preferred capital securities and the $24.7 million of its junior subordinated notes issued to BCT II.  As of September 30, 2013, $26.8 million of the trust preferred securities of BCT II remain outstanding.

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

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed initial public offering of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for all underwriting, legal and other costs associated with the offering.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.2 million of expenses related to this public offering. During the nine months ended September 30, 2013, the Company incurred additional costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Although Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering, the time frame for this recovery will extend into future periods and Bimini Capital’s stockholders’ equity and profitability will be negatively impacted in the near term. To the extent Orchid is able to increase its capital base over time Bimini Capital will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to the Bimini Advisors.

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

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  Through 2007, MortCo based its tax position on advice received from tax consultants regarding the taxability of EII.  During 2008, MortCo re-evaluated its EII tax position, and concluded that it was no longer more likely than not that the pre-2008 tax position would be fully sustained upon examination. Based on this conclusion, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position during 2008

During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to this issue, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the continued uncertainty surrounding the taxation of EII, MortCo continued to account for the pre-2008 tax position as being more likely than not that the tax position would not be fully sustained upon examination.  On September 15, 2013, the statute of limitations for the IRS to challenge MortCo’s pre-2008 tax position expired.  As such, the remaining balance of this liability was reversed during the three months ended September 30, 2013, which results in a tax benefit of $1.3 million.

Regulatory Developments with Respect to Fannie Mae and Freddie Mac and the Dodd-Frank Act

In response to the credit market disruption and the deteriorating financial conditions of Fannie Mae and Freddie Mac, Congress and the U.S. Treasury undertook a series of actions that culminated with putting Fannie Mae and Freddie Mac in conservatorship in September 2008. The Federal Housing Finance Agency (“FHFA”) now operates Fannie Mae and Freddie Mac as conservator, in an effort to stabilize the entities. The FHFA also noted that during the conservatorship period, it would work to enact new regulations for minimum capital standards, prudent safety and soundness standards and portfolio limits of Fannie Mae and Freddie Mac.

Although the U.S. Government has committed significant resources to Fannie Mae and Freddie Mac, Agency MBS guaranteed by either Fannie Mae or Freddie Mac are not backed by the full faith and credit of the United States. Moreover, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac required examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac Agency MBS or the express elimination of any implied U.S. Government guarantee and, therefore, creation of credit risk with respect to Fannie Mae and Freddie Mac Agency MBS. Additionally, on February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America’s Housing Finance Market” that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.

On October 4, 2012, the FHFA released a white paper entitled Building a New Infrastructure for the Secondary Mortgage Market (the “FHFA White Paper”). This release follows up on the FHFA’s February 21, 2012 Strategic Plan for Enterprise Conservatorships, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac’s presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages. The FHFA White Paper proposes a new infrastructure for Fannie Mae and Freddie Mac that has two basic goals.

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has slowly recovered home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures are slowly being worked off.  The combination of recovering home prices, attractive financing levels – albeit with still tight lending standards - and decreasing liquidations of home via foreclosures have resulted in an acceleration in refinancing activity.  See “Risk Factors — Risks Related to Our Business — We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

On June 25, 2013, Senators Bob Corker (R-TN) and Mark Warner (D-VA), with Senators Mike Johanns (R-NE), Jon Tester (D-MT), Dean Heller (R-NV), Heidi Heitkamp (D-ND), Jerry Moran (R-KS) and Kay Hagan (D-NC), formally introduced the Housing Finance Reform and Taxpayer Protection Act of 2013 (the “Corker-Warner Bill”) into the U.S. Senate. While the current draft of the Corker-Warner Bill will likely undergo significant changes as it is debated, it is expected to serve as a basis of discussion for congressional efforts to reform Fannie Mae and Freddie Mac.

As currently drafted, the Corker-Warner Bill has three key provisions:

i.           the establishment of the Federal Mortgage Insurance Corporation (the “FMIC”);
ii.           the creation of a Mortgage Insurance Fund (the “Fund”); and
iii.           the wind-down of Fannie Mae and Freddie Mac.

The FMIC would be a government guarantor modeled after the Federal Deposit Insurance Corporation (the “FDIC”) in that it would collect insurance premiums and maintain a deposit fund on all outstanding obligations. Every mortgage-backed security issued through the FMIC would have a private investor bearing the first risk of loss and holding at least $0.10 in equity capital for every dollar of risk. This private capital buffer would serve to protect taxpayers from the risk of default on the mortgages underlying securities issued by the FMIC. Thus, the ultimate purpose of the FMIC would be to bring in credit investors to bear the risk of default while providing liquidity, transparency and access to mortgage credit for the housing finance system.

The FHFA would be abolished after the establishment of the FMIC, and all current responsibilities of the FHFA, as well as its resources, would be transferred to the FMIC. In particular, the Corker-Warner Bill specifies that the FMIC would maintain a database of uniform loan-level information on eligible mortgages, develop standard uniform securitization agreements and oversee the common securitization platform currently being developed by the FHFA.

In the event losses due to default on underlying mortgages exceed the first position losses of private credit investors in securities issued by the FMIC, the FMIC would cover such losses out of the Fund. The Corker-Warner Bill specifies that the FMIC would endeavor to attain a reserve balance of 1.25% of the aggregate outstanding principal balance of covered securities within five years of the establishment of the FMIC and 2.50% of such amount within ten years of the establishment of the FMIC. The Fund would be paid with insurance premiums, akin to user fees, paid by private investors with various reporting and transparency requirements.

As currently proposed, the Corker-Warner Bill would revoke the charters of Fannie Mae and Freddie Mac upon the establishment of the FMIC. Fannie Mae and Freddie Mac would wind down as expeditiously as possible while maximizing returns to taxpayers as their assets are sold off.

On July 11, 2013, members of the U.S. House of Representatives introduced the Protecting American Taxpayers and Homeowners Act (“PATH”), a broad financing reform bill that serves as a counterpart to the Corker-Warner Bill. PATH would also revoke the charters of Fannie Mae and Freddie Mac and remove barriers to private investment. However, PATH would maintain the FHFA and give it oversight over a new non-government, not-for-profit National Mortgage Market Utility whose mission would be to develop best practices standards for the private origination, servicing, pooling and securitizing of mortgages and operate a publicly accessible securitization outlet to match loan originators with investors. Additional provisions of PATH include the reduction in size and scope of the Federal Housing Administration (“FHA”), targeting its mission specifically to first-time borrowers and low- and moderate- income borrowers except in periods of significant credit contraction.

There is no way to know if either proposal will become law or, should one of the proposals become law, if or how the enacted law will differ from the current draft of the bill. It is unclear how this proposal would impact housing finance, and what impact, if any, it would have on mortgage REITs.

The effect of the actions taken and to be taken by the U.S. Treasury, Congress or FHFA remains uncertain. Given the public reaction to the substantial funds made available to Fannie Mae and Freddie Mac, future funding for both is likely to face increased scrutiny. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of Agency MBS and otherwise materially harm our business and operations. See “Risk Factors — Risks Related to Our Business — The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a significant number of regulations under the Dodd-Frank Act have either not yet been proposed or not yet been adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business. See “Risk Factors — Risks Related to Our Business — Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 22, 2013.

Interest Rates

The Federal Reserve has taken a number of steps over the last few years to lower both short and long-term interest rates. In August 2011, the Federal Reserve announced that it expected to maintain the Federal Funds Rate at a low level at least through mid-2013, and on January 25, 2012 it extended that outlook through late 2014. Additionally, on September 21, 2011, the Federal Reserve announced the extension of the maturities of its U.S. Treasury securities portfolio by selling approximately $400 billion in short-term U.S. Treasury securities and purchasing an equivalent amount of longer-term U.S. Treasury securities. This program, known as “Operation Twist,” lasted through December 2012. The goal of Operation Twist was to lower the yields on longer-term U.S. Treasury securities, which in turn should lower interest rates that are tied to such yields, such as mortgage rates and interest rates on commercial loans.

In September 2012, the Federal Reserve announced an open-ended program to expand its holdings of long-term securities by purchasing an additional $40 billion of Agency MBS per month until key economic indicators, such as the unemployment rate, showed signs of improvement. This program, known as “QE3”, when combined with other programs to extend the average maturity of the Federal Reserve’s holdings of securities and reinvest principal payments from the Federal Reserve’s holdings of agency debt and Agency MBS into Agency MBS, was expected to increase the Federal Reserve’s holdings of long-term securities by $85 billion each month. The Federal Reserve also announced that it would keep the target range for the Federal Funds Rate between zero and 0.25% through at least mid-2015, which is six months longer than previously expected.

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

The Federal Reserve Open Market Committee (the “FOMC”) meeting minutes released on April 10, 2013 revealed that the FOMC had begun considering when the Federal Reserve should begin tapering the pace of Agency MBS purchases set in September 2012.  The FOMC meeting minutes released on May 22, 2013 announced that the Federal Reserve was considering beginning to taper such purchase as early as June 2013.  In minutes released on June 25, 2013, the FOMC stated that the Federal Reserve would begin to scale back Agency MBS purchases later in 2013 and that such purchases would cease entirely when the unemployment rate reached 7%.  On October 30, 2013, the FOMC announced that it would continue reinvesting principal payments from its holdings of agency debt and Agency MBS into Agency MBS and U.S. Treasury securities at the current pace indefinitely.  The FOMC believes that these actions should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help control the rate of inflation.  The October 30, 2013 announcement provided no additional guidance as to when tapering might begin.

Although historically correlated with movements in the Federal Funds Rate, European inter-bank lending rates, specifically LIBOR, are independently affected by the fiscal and budgetary problems of the member countries of the European Union. In recent years, the European Central Bank, International Monetary Fund and member countries have provided emergency funding mechanisms to support members facing the inability to raise new debt at acceptable levels (such as Greece, Ireland, Portugal and Spain). To the extent this crisis persists or worsens, LIBOR may increase substantially.

Although, long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as the U.S. economic recovery and inflation rates remain tepid. If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

Prepayment Rates, Refinancings and Loan Modification Programs

As a result of the Federal Reserve’s interest rate policy and global economic conditions, prevailing interest rates, especially mortgage interest rates, are at historically low levels. Generally, lower mortgage interest rates leads to increased refinancings and, consequently, prepayments on mortgages and MBS. In addition to the proposed reforms and/or changes of Fannie Mae and Freddie Mac suggested by the U.S. Treasury and the FHFA, Congress has to date introduced three legislative proposals that seek to provide changes to the current housing finance infrastructure (as described above).  However, as a result of the continuing depressed levels of home prices (due in part to the supply of new and existing homes for sale, plus the “shadow” inventory of homes expected to be on the market as a result of future foreclosures) and the tighter underwriting standards of lenders, refinancing activity has yet to react to prevailing interest rate incentives available to borrowers as market participants expected.

To further stimulate the level of refinancing activity, the Obama administration has instituted programs to assist borrowers struggling with their mortgage payments or unable to refinance. For example, the government has expanded the HARP program, which is a program whereby eligible borrowers who owe more money on their mortgage loans than the value of their homes (commonly known as being “underwater” on a mortgage loan) can receive assistance refinancing their mortgage loans by loosening the eligibility requirements for refinancing. On April 11, 2013, the FHFA extended the HARP program by two years to December 31, 2015.  In response to the expanded HARP program, Fannie Mae and Freddie Mac have announced guidelines for compliance with the expanded program.

Current programs such as the Home Affordable Modification Program, or HAMP, and the Principal Reduction Alternative, or the PRA, are designed to assist borrowers in modifying their mortgage loans.

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates as well as loan modification programs affect us in many ways, including the following:

Effects on our Assets

A change in or elimination of the guarantee structure of Agency MBS may increase our costs (if, for example, guarantee fees increase) or require us to change our investment strategy altogether. For example, the elimination of the guarantee structure of Agency MBS may cause us to change our investment strategy to focus on non-Agency MBS, which in turn would require us to significantly increase our monitoring of the credit risks of our investments in addition to interest rate and prepayment risks.

Lower long-term interest rates can affect the value of our Agency MBS in a number of ways. If prepayment rates are relatively low (due, in part, to the refinancing problems described above), lower long-term interest rates can increase the value of higher-coupon Agency MBS. This is because investors typically place a premium on assets with yields that are higher than market yields. Although lower long-term interest rates may increase asset values in our portfolio, we may not be able to invest new funds in similarly-yielding assets.

If prepayment levels increase, the value of our Agency MBS affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency MBS, which would shorten the period during which an investor would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, prepayment proceeds may not be able to be reinvested in similar-yielding assets. Agency MBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. IOs and IIOs, however, may be the types of Agency MBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the yields earned on those assets, which would increase our net income.

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency MBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may always attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than pass-through Agency MBS, particularly pass-through Agency MBS backed by fixed-rate mortgages.

We do not believe our investment portfolio will be materially affected by loan modification programs because Agency MBS backed by loans that would qualify for such programs (i.e. seriously delinquent loans) will be purchased by Fannie Mae and Freddie Mac at their par value prior to the implementation of such programs. However, if Fannie Mae and Freddie Mac were to modify or end their repurchase programs or if the U.S. Government modified its loan modification programs to modify non-delinquent mortgage loans, our investment portfolio could be negatively impacted.

Effects on our borrowing costs

We leverage our pass-through Agency MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Federal Funds Rate and LIBOR. An increase in the U.S. Federal Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt.

Summary

The relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, changes in prepayment rates could negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significant increase our financing costs, which could lower our net interest margin.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

UNREGISTERED SALES OF EQUITY SECURITIES

As disclosed in Note 8 of the Financial Statements contained herein, on August 13, 2013, the Company issued a total of 525,000 shares of common stock to executive officers and senior employees as bonuses.  The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.  The Company did not have any other unregistered sales of its equity securities during the three months ended September 30, 2013.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its stock during the three months ended September 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.              EXHIBITS.

Exhibit No.

31.1*	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document†
101.SCH	Taxonomy Extension Schema Document†
101.CAL	Taxonomy Extension Calculation Linkbase Document†
101.DEF	Additional Taxonomy Extension Definition Linkbase Document†
101.LAB	Taxonomy Extension Label Linkbase Document†
101.PRE	Taxonomy Extension Presentation Linkbase Document†

* Filed herewith.
**Furnished herewith
† Submitted electronically herewith.  Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed as part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934 and otherwise is not subject to liability under these sections

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 7, 2013	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 7, 2013	By:	/s/G. Hunter Haas IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)