Form 10-K
period 2013-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2014-03-12
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2013:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,881,723	$2,600,000	(a)
Class B Common Stock, $0.001 par value	20,760	$1,000	(b)
Class C Common Stock, $0.001 par value	31,938	$1,500	(b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2013.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 12, 2014	12,267,651
Class B Common Stock, $0.001 par value	March 12, 2014	31,938
Class C Common Stock, $0.001 par value	March 12, 2014	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”), is a specialty finance company that primarily invests in mortgage-backed securities (“MBS”).  The principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS and (ii) structured Agency MBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only (“POs”), among other types of structured Agency MBS. Information on our website is not part of this Annual Report on Form 10-K.

We are organized and operate as a real estate investment trust (“REIT”) for federal income tax purposes, and as of December 31, 2013, our corporate structure included a separately taxed REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”), and two taxable REIT subsidiaries (“TRS”).  Bimini Capital’s website is located at http://www.biminicapital.com.

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

•
In July 2012, the Company and Orchid entered into an Agreement and Plan of Reorganization with FlatWorld Acquisition Corp. (“FlatWorld”).  The proposed business transaction, which was structured as the merger of Orchid into a wholly-owned subsidiary of FlatWorld, was expected to be completed in early September 2012.  On September 6, 2012, FlatWorld terminated the tender offer, as conditions to closing the proposed merger were not met and the merger was not consummated.

•
On February 20, 2013, Orchid sold 2,360,000 shares of its common stock in an initial public offering (“IPO”) for aggregate proceeds of approximately $35.4 million.  After the closing of the offering, and through December 31, 2013, Bimini owned approximately 29.38% of Orchid’s common stock.  At the closing of the offering, Orchid entered into a management agreement with Bimini Advisors, LLC, a wholly-owned subsidiary of Bimini. Under the management agreement, Bimini Advisors will oversee the business affairs of Orchid and in return will receive a fee for these services.

We have concluded that, after the close of its public offering, and continuing through December 31, 2013, Orchid is a variable interest entity (“VIE”) pursuant to generally accepted accounting principles.  We have reached this conclusion because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. We have also concluded that Bimini is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, we continue to consolidate Orchid in our Consolidated Financial Statements.

Structure

Bimini Capital and Orchid have each elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. MortCo has been treated as a TRS since its acquisition.  Bimini Advisors, Inc. and its wholly owned subsidiary, Bimini Advisors, LLC, (together “Bimini Advisors”) is a TRS incorporated in 2011.  Bimini Capital, Orchid, MortCo, and Bimini Advisors are all treated as separate entities for tax purposes.

As used in this document, discussions related to “Bimini Capital,” the parent company, the registrant, and the REIT qualifying activities or the general management of our portfolio of MBS refer to Bimini Capital Management, Inc.  Further, discussions related to our taxable REIT subsidiary or non-REIT eligible assets refer to MortCo and its consolidated subsidiaries and Bimini Advisors. Discussions relating to the “Company” refer to the consolidated entity (the combination of Bimini Capital, Orchid, MortCo and its subsidiaries and Bimini Advisors).

Our Investment and Capital Allocation Strategy

Investment Strategy

Our business objective is to provide attractive risk-adjusted total returns to our investors over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on our leveraged pass-through Agency MBS portfolio and the leveraged portion of our structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of our structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, our portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management.

We fund our pass-through Agency MBS and certain of our structured Agency MBS, such as fixed and floating rate tranches of CMOs and POs, through repurchase agreements. However, we generally do not employ leverage on our structured Agency MBS that have no principal balance, such as IOs and IIOs. We may pledge a portion of these assets to increase our cash balance, but we do not intend to invest the cash derived from pledging the assets. Otherwise, we do not use leverage in these instances because the securities contain structural leverage.

Our target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency MBS

We invest in pass-through securities, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

The payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing or foreclosure. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency MBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency MBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency MBS may experience reduced returns if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as final maturity dates) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, over time there can be a divergence between the interest rate on the loan and current market interest rates. This in turn can make fixed-rate mortgages price sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

•
ARMs. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as “traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.

•
Hybrid Adjustable-Rate Mortgages. Hybrid ARMs have a fixed-rate for the first few years of the loan, often three, five, seven or ten years, and thereafter reset periodically like a traditional ARM. Effectively, such mortgages are hybrids, combining the features of a pure fixed-rate mortgage and a traditional ARM. Hybrid ARMs have price sensitivity to interest rates similar to that of a fixed-rate mortgage during the period when the interest rate is fixed and similar to that of an ARM when the interest rate is in its periodic reset stage. However, because many hybrid ARMs are structured with a relatively short initial time span during which the interest rate is fixed, even during that segment of its existence, the price sensitivity may be high.

Structured Agency MBS

We also invest in structured Agency MBS, which include CMOs, IOs, IIOs and POs. The payment of principal and interest, as appropriate, on structured Agency MBS issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest, as appropriate, on structured Agency MBS issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security. The types of structured Agency MBS in which we invest are described below.

•
CMOs. CMOs are a type of MBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate mortgages are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

•
IOs. IOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IOs have no claim to any principal payments. The value of IOs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments going forward, hence IOs are highly sensitive to prepayment rates. IOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, LIBOR rates and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
POs. POs represent the stream of principal payments on a pool of mortgages. Holders of POs have no claim to any interest payments, although the ultimate amount of principal to be received over time is known — it equals the principal balance of the underlying pool of mortgages. What is not known is the timing of the receipt of the principal payments. The value of POs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, making POs highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

Our investment strategy consists of the following components:

•
investing in pass-through Agency MBS and certain structured Agency MBS, such as fixed and floating rate tranches of CMOs and POs, on a leveraged basis to increase returns on the capital allocated to this portfolio;

•
investing in certain structured Agency MBS, such as IOs and IIOs, generally on an unleveraged basis in order to (i) increase returns due to the structural leverage contained in such securities, (ii) enhance liquidity due to the fact that these securities will be unencumbered or, when encumbered, retain the cash from such borrowings and (iii) diversify portfolio interest rate risk due to the different interest rate sensitivity these securities have compared to pass-through Agency MBS;

•	investing in Agency MBS in order to minimize credit risk;
•	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”); and
•	investing in assets that will allow us to qualify and maintain our qualification as a REIT.

Our management makes investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity requirements, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight we give to these factors depends on market conditions and economic trends.

Over time, we will modify our investment strategy as market conditions change to seek to maximize the returns from our investment portfolio.  We believe that this strategy will enable us to provide attractive long-term returns to our stockholders.

Capital Allocation Strategy

The percentage of capital invested in our two asset categories will vary and will be managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined portfolios. Typically, pass-through Agency MBS and structured Agency MBS exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other, although we cannot assure you that this will be the case. Additionally, we will seek to maintain adequate liquidity as we allocate capital.

We allocate our capital to assist our interest rate risk management efforts. The unleveraged portfolio does not require unencumbered cash or cash equivalents to be maintained in anticipation of possible margin calls. To the extent more capital is deployed in the unleveraged portfolio, our liquidity needs will generally be less.

During periods of rising interest rates, refinancing opportunities available to borrowers typically decrease because borrowers are not able to refinance their current mortgage loans with new mortgage loans at lower interest rates. In such instances, securities that are highly sensitive to refinancing activity, such as IOs and IIOs, typically increase in value. Our capital allocation strategy allows us to redeploy our capital into such securities when and if we believe interest rates will be higher in the future, thereby allowing us to hold securities the value of which we believe is likely to increase as interest rates rise. Also, by being able to re-allocate capital into structured Agency MBS, such as IOs, during periods of rising interest rates, we may be able to offset the likely decline in the value of our pass-through Agency MBS, which are negatively impacted by rising interest rates.

Financing Strategy

We borrow against our Agency MBS and certain of our structured Agency MBS using short-term repurchase agreements. Our borrowings currently consist of short-term repurchase agreements. We may use other sources of leverage, such as secured or unsecured debt or issuances of preferred stock. We do not have a policy limiting the amount of leverage we may incur. However, we generally expect that the ratio of our total liabilities compared to our equity, which we refer to as our leverage ratio, will be less than 12 to 1. Our amount of leverage may vary depending on market conditions and other factors that we deem relevant.

We allocate our capital between two sub-portfolios. The pass-through Agency MBS portfolio will be leveraged generally via repurchase agreement funding. The structured Agency MBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency MBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency MBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency MBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

•
The relative durations of the respective portfolios — We generally seek to have a combined duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio to achieve a combined duration close to zero.

•
The relative attractiveness of pass-through securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject to the caveat that its combined duration remains at or near zero.

•
Liquidity — We seek to maintain adequate cash and unencumbered securities relative to our repurchase agreement borrowings well in excess of anticipated price or prepayment related margin calls from our lenders. To the extent we feel price or prepayment related margin calls will be higher/lower, we will allocate less/more capital to the pass-through Agency MBS portfolio. Our pass-through Agency MBS portfolio likely will be our only source of price or prepayment related margin calls because we generally will not apply leverage to our structured Agency MBS portfolio. From time to time we may pledge a portion of our structured securities and retain the cash derived so it can be used to enhance our liquidity.

Risk Management

We invest in Agency MBS to mitigate credit risk. Additionally, our Agency MBS are backed by a diversified base of mortgage loans to mitigate geographic, loan originator and other types of concentration risks.

Interest Rate Risk Management

We believe that the risk of adverse interest rate movements represents the most significant risk to our portfolio. This risk arises because (i) the interest rate indices used to calculate the interest rates on the mortgages underlying our assets may be different from the interest rate indices used to calculate the interest rates on the related borrowings, and (ii) interest rate movements affecting our borrowings may not be reasonably correlated with interest rate movements affecting our assets. We attempt to mitigate our interest rate risk by using the following techniques:

Agency MBS Backed by ARMs. We seek to minimize the differences between interest rate indices and interest rate adjustment periods of our Agency MBS backed by ARMs and related borrowings. At the time of funding, we typically align (i) the underlying interest rate index used to calculate interest rates for our Agency MBS backed by ARMs and the related borrowings and (ii) the interest rate adjustment periods for our Agency MBS backed by ARMs and the interest rate adjustment periods for our related borrowings. As our borrowings mature or are renewed, we may adjust the index used to calculate interest expense, the duration of the reset periods and the maturities of our borrowings.

Agency MBS Backed by Fixed-Rate Mortgages. As interest rates rise, our borrowing costs increase; however, the income on our Agency MBS backed by fixed-rate mortgages remains unchanged. Subject to qualifying and maintaining a qualification as a REIT, we may seek to limit increases to our borrowing costs through the use of interest rate swap or cap agreements, options, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to effectively convert our floating-rate borrowings into fixed-rate borrowings.

Agency MBS Backed by Hybrid ARMs. During the fixed-rate period of our Agency MBS backed by hybrid ARMs, the security is similar to Agency MBS backed by fixed-rate mortgages. During this period, subject to qualifying and maintaining a qualification as a REIT, we may employ the same hedging strategy that we employ for our Agency MBS backed by fixed-rate mortgages. Once our Agency MBS backed by hybrid ARMs convert to floating rate securities, we may employ the same hedging strategy as we employ for our Agency MBS backed by ARMs.

Eurodollar Futures Contracts. We enter into Eurodollar futures contracts to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  Repurchase agreements are structured such that the rate resets on a short term basis, and selling Eurodollar futures in a rising rate environment works to offset the funding costs associated with repurchase agreements.

Additionally, our structured Agency MBS generally exhibit sensitivities to movements in interest rates different than our pass-through Agency MBS. To the extent they do so, our structured Agency MBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

Prepayment Risk Management

The risk of mortgage prepayments is another significant risk to our portfolio. When prevailing interest rates fall below the coupon rate of a mortgage, mortgage prepayments are likely to increase. Conversely, when prevailing interest rates increase above the coupon rate of a mortgage, mortgage prepayments are likely to decrease.

When prepayment rates increase, we may not be able to reinvest the money received from prepayments at yields comparable to those of the securities prepaid. Also, some ARMs and hybrid ARMs which back our Agency MBS may bear initial “teaser” interest rates that are lower than their fully-indexed interest rates. If these mortgages are prepaid during this “teaser” period, we may lose the opportunity to receive interest payments at the higher, fully-indexed rate over the expected life of the security. Additionally, some of our structured Agency MBS, such as IOs and IIOs, may be negatively affected by an increase in prepayment rates because their value is wholly contingent on the underlying mortgage loans having an outstanding principal balance.

A decrease in prepayment rates may also have an adverse effect on our portfolio. For example, if we invest in POs, the purchase price of such securities will be based, in part, on an assumed level of prepayments on the underlying mortgage loan. Because the returns on POs decrease the longer it takes the principal payments on the underlying loans to be paid, a decrease in prepayment rates could decrease our returns on these securities.

Prepayment risk also affects our hedging activities. When an Agency MBS backed by a fixed-rate mortgage or hybrid ARM is acquired with borrowings, we may cap or fix our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related Agency MBS. If prepayment rates are different than our projections, the term of the related hedging instrument may not match the fixed-rate portion of the security, which could cause us to incur losses.

Because our business may be adversely affected if prepayment rates are different than our projections, we seek to invest in Agency MBS backed by mortgages with well-documented and predictable prepayment histories. To protect against increases in prepayment rates, we invest in Agency MBS backed by mortgages that we believe are less likely to be prepaid. For example, we invest in Agency MBS backed by mortgages (i) with loan balances low enough such that a borrower would likely have little incentive to refinance, (ii) extended to borrowers with credit histories weak enough to not be eligible to refinance their mortgage loans, (iii) that are newly originated fixed-rate or hybrid ARMs or (iv) that have interest rates low enough such that a borrower would likely have little incentive to refinance. To protect against decreases in prepayment rates, we may also invest in Agency MBS backed by mortgages with characteristics opposite to those described above, which would typically be more likely to be refinanced. We may also invest in certain types of structured Agency MBS as a means of mitigating our portfolio-wide prepayment risks. For example, certain tranches of CMOs are less sensitive to increases in prepayment rates, and we may invest in those tranches as a means of hedging against increases in prepayment rates.

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders’ margin calls using the following measures:

•	Maintaining cash balances or unencumbered assets well in excess of anticipated margin calls; and
•	Making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

We also attempt to minimize the number of margin calls we receive by:

•	Deploying capital from our leveraged Agency MBS portfolio to our unleveraged Agency MBS portfolio;

•
Investing in Agency MBS backed by mortgages that we believe are less likely to be prepaid to decrease the risk of excessive margin calls when monthly prepayments are announced. Prepayments are declared, and the market value of the related security declines, before the receipt of the related cash flows. Prepayment declarations give rise to a temporary collateral deficiency and generally result in margin calls by lenders;

•
Obtaining funding arrangements which defer or waive prepayment-related margin requirements in exchange for payments to the lender tied to the dollar amount of the collateral deficiency and a predetermined interest rate; and

•	Reducing our overall amount of leverage.

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value.

Taxation Structure

Bimini Capital has elected to be taxed as a REIT under the federal income tax laws. Qualification as a REIT, and the maintenance of such qualification, will depend upon Bimini Capital’s ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, distribution levels and the concentration of ownership of its capital stock. We believe that Bimini Capital is organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate it in such a manner, but no assurance can be given that we will operate it in a manner so as to remain qualified as a REIT.

As a REIT, Bimini Capital generally will not be subject to U.S. federal income tax on the REIT taxable income that is currently distributed to our stockholders.  Taxable income generated by any new taxable REIT subsidiary (“TRS”) that we may form or acquire will be subject to federal, state and local income tax; Bimini Capital presently has two  TRS’s, Bimini Advisors and MortCo. Under the Code, REITs are subject to numerous organizational and operational requirements, including a requirement that they distribute annually at least 90% of their REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gains. If Bimini Capital fails to qualify as a REIT in any calendar year and does not qualify for certain statutory relief provisions, its income would be subject to U.S. federal income tax, and it would likely be precluded from qualifying for treatment as a REIT until the fifth calendar year following the year in which it failed to qualify. Even if Bimini Capital qualifies as a REIT, it may still be subject to certain federal, state and local taxes on its income and assets and to U.S. federal income and excise taxes on its undistributed income.

Employees

As of December 31, 2013, we had 7 full-time employees.

Competition

Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs.  When we invest in Agency MBS and other investment assets, we compete with a variety of institutional investors, including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets,  the Federal Reserve Bank and other governmental entities or government sponsored entities. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

Distributions

To maintain a qualification as a REIT, Bimini Capital must distribute substantially all of our REIT taxable income (as defined in the Code) to our stockholders for each year.  We intend to distribute all such taxable income to satisfy such requirement.

Available Information

Our investor relations website is www.biminicapital.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the SEC may also be read and copied at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual financial statements and related notes thereto, before making an investment decision regarding our common stock. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the market price of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this annual report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to Our Business

The U.S. Federal Reserve’s recent announcement that it would reduce its monthly purchases pursuant to QE3 could impact the market for and value of the Agency MBS in which we invest as well as our net asset value and net interest margin.

On September 13, 2012, the U.S. Federal Reserve announced a third round of quantitative easing, (“QE3”), which is an open-ended program designed to expand the Federal Reserve’s holdings of long-term securities by purchasing an additional $40 billion of Agency MBS per month until key economic indicators, such as the unemployment rate, show signs of improvement. In December 2012, the U.S. Federal Reserve announced that it would begin buying $45 billion of long-term Treasury bonds each month. On December 18, 2013, the U.S. Federal Reserve announced that it would reduce its purchases of Agency MBS by $5 billion per month and reduce its purchases of Treasury bonds by $5 billion per month beginning in January 2014.  On January 29, 2014, the U.S. Federal Reserve announced $5 billion reductions to its monthly purchases of both Agency MBS and Treasury bonds to take effect in February 2014.

The immediate effect of the announcement of QE3 was an increase in Agency MBS prices. Since the initial price spike, prices for all securities have receded below the price levels that existed before the announcement of QE3. It is unclear what effect, if any, the incremental reduction in the rate of the U.S. Federal Reserve’s monthly purchases will have on the value of the Agency MBS in which we invest. However, it is possible that the market for such securities, the price of such securities and, as a result, our net asset value and net interest margin could be negatively affected.

Adverse developments in the broader residential mortgage market may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns over the past few years. In addition, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency MBS. As a result, values for MBS, including some Agency MBS and other AAA-rated MBS assets, have been negatively impacted at times. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

We rely on our Agency MBS as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all or maintain our compliance with terms of any financing arrangements already in place. Additionally, we have elected to account for our investment in MBS under the fair value option and, therefore, such investment will be reported on our financial statements at fair value with unrealized gains or losses included in earnings. If market conditions result in a decline in the value of our Agency MBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, which could materially adversely affect us if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of senators introduced the Housing Finance Reform and Taxpayer Protection Act of 2013, which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. On July 11, 2013, members of the House Committee on Financial Services introduced the Protecting American Taxpayers and Homeowners Act to the U.S. House of Representatives.

While the two bills are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage back securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If the charters of Fannie Mae and Freddie Mac were revoked, it is unclear what effect, if any, this would have on the value of the existing Fannie Mae and Freddie Mac Agency MBS. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities issued or guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of our target assets and otherwise materially adversely affect our business, operations and financial condition.

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

In October 2011, the FHFA announced proposed changes to the Home Affordable Refinance Program, or HARP, that would expand access to refinancing for qualified individuals and families whose homes have lost value by, among other things, increasing the HARP loan-to-value ratio above 125%.  However, this would only apply to mortgages guaranteed by the government-sponsored enterprises (“GSEs”).  There are many challenging issues to this proposal, notably the question as to whether a loan with a loan-to-value ratio of 125% qualifies as a mortgage or an unsecured consumer loan.

On January 4, 2012, the U.S. Federal Reserve issued a white paper outlining additional ideas with regard to refinancings and loan modifications.  It is likely that loan modifications would result in increased prepayments on some Agency MBS.  As described elsewhere, prepayments could negatively affect the value of our Agency MBS, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.  These initiatives, any future loan modification programs and future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency MBS in which we invest.

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

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to PT Agency MBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:

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

We rely on analytical models and other data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and in connection with our asset management activities. If our models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks.

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

Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our PT Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example:

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

Because of the foregoing risks, our hedging activity could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as Eurodollar futures contracts, are traded may require us to post additional collateral against our hedging instruments. In response to the U.S. approaching its debt ceiling without resolution and the government shutdown, the Chicago Mercantile Exchange announced on October 15, 2013 that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back on October 17, 2013 upon the news that Congress passed legislation to temporarily suspend the debt ceiling and reopen the government, which allowed time for broader negotiations concerning budgetary issues. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Our ability to achieve our investment objectives will depend on our ability to manage future growth effectively.

Our ability to achieve our investment objectives will depend on our ability to grow, which will depend, in turn, on management’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis largely will be a function of our management’s structuring and implementation of the investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Management has substantial responsibilities, and, in order to grow, needs to hire, train, supervise and manage new employees successfully. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs. In acquiring Agency MBS, we compete with a variety of institutional investors, including other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency MBS, the Federal Reserve, other governmental entities and government-sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Additionally, many of our competitors are not subject to REIT tax compliance or required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency MBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency MBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

The U.S. Government, through the Federal Reserve, the U.S. Treasury, the SEC, the Federal Housing Administration, or the FHA, the Federal Deposit Insurance Corporation, or the FDIC, and other governmental and regulatory bodies has taken or is considering taking various actions to address the recent financial crisis. For example, on July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Adoption of the Basel III standards and other proposed supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank’s liquidity measurement.

U.S. regulators have elected to implement substantially all of the Basel III standards. Financial institutions will have until 2019 to fully comply with the Basel III standards, which could cause an increase in capital requirements for, and could place constraints on, the financial institutions from which we borrow.

Shortly after approving the Basel III standards, U.S. regulators also issued a notice of proposed rule-making calling for enhanced supplementary leverage ratio standards, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. The enhanced standards are currently subject to public comment, and there can be no assurance that they will be adopted or, if adopted, that they will resemble the current proposal. Adoption and implementation of the Basel III standards and the supplemental regulatory standards proposed by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to pay distributions to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as “qualifying real estate assets,” and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

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

If we fail to qualify for this exemption, we could be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock and our ability to distribute dividends. For example, if the market value of our investments in CMOs or structured Agency MBS, neither of which are qualifying real estate assets for Investment Company Act purposes, were to increase by an amount that resulted in less than 55% of our assets being invested in pass-through Agency MBS, we might have to sell CMOs or structured Agency MBS in order to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be forced to accept a price below that which we believe is acceptable.

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

We may be required at times to adopt less efficient methods of financing certain of our securities, and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described in this prospectus. Our business will be materially and adversely affected if we fail to qualify for and maintain an exemption from regulation pursuant to the Investment Company Act.

Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators,” (“CPOs”).  Under new rules adopted by the U.S. Commodity Futures Trading Commission, (the “CFTC”), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the “NFA”). Registration requires compliance with the CFTC’s regulations and the NFA’s rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct. However, the CFTC’s Division of Swap Dealer and Intermediary Oversight recently issued a no-action letter saying, although it believes that mortgage REITs are properly considered commodity pools, it would not recommend that the CFTC take enforcement action against the operator of a mortgage REIT who does not register as a CPO if, among other things, the mortgage REIT limits the initial margin and premiums required to establish its swaps, futures and other commodity interest positions to not more than five percent (5%) of its total assets, the mortgage REIT limits the net income derived annually from those commodity interest positions which are not qualifying hedging transactions to less than five percent (5%) of its gross income and interests in the mortgage REIT are not marketed to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets.

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

Our ownership limitations and certain other provisions of applicable law and our charter and bylaws may restrict business combination opportunities that would otherwise be favorable to our stockholders.

Our charter and bylaws and Maryland law contain provisions that may delay, defer or prevent a change in control or other transaction that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders, including business combination provisions, supermajority vote and cause requirements for removal of directors, provisions that vacancies on our Board of Directors may be filled only by the remaining directors, for the full term of the directorship in which the vacancy occurred, the power of our Board of Directors to increase or decrease the aggregate number of authorized shares of stock or the number of shares of any class or series of stock, to cause us to issue additional shares of stock of any class or series and to fix the terms of one or more classes or series of stock without stockholder approval, the restrictions on ownership and transfer of our stock and advance notice requirements for director nominations and stockholder proposals.

To assist us in qualifying as a REIT, among other purposes, ownership of our stock by any person will generally be limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock, except that Bimini may own up to 35.0% of our common stock so long as Bimini continues to qualify as a REIT. Additionally, our charter will prohibit beneficial or constructive ownership of our stock that would otherwise result in our failure to qualify as a REIT. The ownership rules in our charter are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be owned by one individual or entity. As a result, these ownership rules could cause an individual or entity to unintentionally own shares beneficially or constructively in excess of our ownership limits. Any attempt to own or transfer shares of our common stock or preferred stock in excess of our ownership limits without the consent of our Board of Directors will result in such shares being transferred to a charitable trust. These provisions may inhibit market activity and the resulting opportunity for our stockholders to receive a premium for their stock that might otherwise exist if any person were to attempt to assemble a block of shares of our stock in excess of the number of shares permitted under our charter and that may be in the best interests of our security holders.

Our Board of Directors may, without stockholder approval, amend our charter to increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued shares of common stock or preferred stock, and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board of Directors may take actions with respect to our common stock or preferred stock that may have the effect of delaying or preventing a change in control, including transactions at a premium over the market price of our shares, even if stockholders believe that a change in control is in their interest. These provisions, along with the restrictions on ownership and transfer contained in our charter and certain provisions of Maryland law described below, could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of us, which could adversely affect the market price of our securities.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or
•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

We have entered into indemnification agreements with our directors and executive officers that obligate us to indemnify them to the maximum extent permitted by Maryland law. In addition, our charter authorizes the Company to obligate itself to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us, to the maximum extent permitted by Maryland law, to indemnify each present and former director or officer in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to advance the defense costs incurred by our directors and officers. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist absent the provisions in our charter, bylaws and indemnification agreements or that might exist with other companies.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the Maryland General Corporation Law ( the “MGCL”), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:

•
“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder, and thereafter require two supermajority stockholder votes to approve any such combination; and

•
“control share” provisions that provide that a holder of “control shares” of the Company (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares,” subject to certain exceptions) generally has no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have elected to opt-out of these provisions of the MGCL, in the case of the business combination provisions, by resolution of our Board of Directors (provided that such business combination is first approved by our Board of Directors, including a majority of our directors who are not affiliates or associates of such person), and in the case of the control share provisions, pursuant to a provision in our bylaws. However, our Board of Directors may by resolution elect to repeal the foregoing opt-out from the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative interpretations of those laws or regulations, that impact our business and Maryland corporations may be amended. In addition, the markets for MBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent months. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.

U.S. Federal Income Tax Risks

Your investment has various U.S. federal income tax risks.

This summary of certain tax risks is limited to the federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the federal tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. Management strongly urges you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in common stock and on your individual tax situation.

Failure to qualify or maintain its qualification as a REIT would subject Bimini Capital to U.S. federal income tax, which could adversely affect the value of the shares of its common stock and would substantially reduce the cash available for distribution to its stockholders.

Management believes that Bimini Capital has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code, and it intends to operate in a manner that will enable it to meet the requirements for qualification and taxation as a REIT. However, management cannot assure you that Bimini Capital will remain qualified as a REIT.  Moreover, Bimini Capital’s qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that Bimini Capital’s actual results of operations for any particular taxable year will satisfy such requirements.

If Bimini Capital fails to qualify as a REIT in any calendar year, it would be required to pay U.S. federal income tax (and any applicable state and local tax), including any applicable alternative minimum tax, on its taxable income at regular corporate rates, and dividends paid to its stockholders would not be deductible by Bimini Capital in computing our taxable income. Further, if Bimini Capital fails to qualify as a REIT, it might need to borrow money or sell assets in order to pay any resulting tax. The payment of income tax would decrease the amount of Bimini Capital’s income available for distribution to its stockholders. Furthermore, if Bimini Capital fails to maintain its qualification as a REIT, it would no longer be required under U.S. federal tax laws to distribute substantially all of its REIT taxable income to our stockholders. Unless Bimini Capital’s failure to qualify as a REIT was subject to relief under U.S. federal tax laws, it could not re-elect to qualify as a REIT until the fifth calendar year following the year in which it failed to qualify.

Complying with REIT requirements may cause Bimini Capital to forego or liquidate otherwise attractive investments.

To qualify as a REIT, Bimini Capital must continually satisfy various tests regarding the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. In order to meet these tests, Bimini Capital may be required to forego investments it might otherwise make. Thus, compliance with the REIT requirements may hinder its investment performance.

In particular, Bimini Capital must ensure that at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities and qualified REIT real estate assets, including Agency MBS. The remainder of Bimini Capital’s investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of Bimini Capital’s total assets (other than government securities, TRS securities, and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of its total assets can be represented by securities of one or more TRSs. Generally, if Bimini Capital fails to comply with these requirements at the end of any calendar quarter, it must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing its REIT qualification and becoming subject to U.S. federal income tax (and any applicable state and local taxes) on all of its income. As a result, Bimini Capital may be required to liquidate from its portfolio otherwise attractive investments or contribute such investments to a TRS. These actions could have the effect of reducing Bimini Capital’s income and amounts available for distribution to its stockholders.

Failure to make required distributions would subject Bimini Capital to tax, which would reduce the cash available for distribution to our stockholders.

To qualify as a REIT, Bimini Capital must distribute to its stockholders each calendar year at least 90% of its REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that Bimini Capital satisfies the 90% distribution requirement, but distribute less than 100% of its taxable income, it will be subject to federal corporate income tax on its undistributed income. In addition, Bimini Capital will incur a 4% nondeductible excise tax on the amount, if any, by which its distributions in any calendar year are less than the sum of:

• 85% of our REIT ordinary income for that year;
• 95% of our REIT capital gain net income for that year; and
• any undistributed taxable income from prior years

Bimini Capital intends to distribute its REIT taxable income to its stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or their stockholders.

Bimini Capital’s taxable income may be substantially different than its net income as determined based on generally accepted accounting principles in the United States (“GAAP”), because, for example, realized capital losses will be deducted in determining its GAAP net income, but may not be deductible in computing its taxable income. In addition, unrealized portfolio gains and losses are included in GAAP net income, but are not included in REIT taxable income.  Also, Bimini Capital may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, Bimini Capital may generate less cash flow than taxable income in a particular year. To the extent that Bimini Capital generates such non-cash taxable income in a taxable year, it may incur corporate income tax and the 4% nondeductible excise tax on that income if it does not distribute such income to stockholders in that year. In that event, Bimini Capital may be required to use cash reserves, incur debt, sell assets, make taxable distributions of its stock or debt securities or liquidate non-cash assets at rates or at times that it regards as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Even if Bimini Capital qualifies as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if Bimini Capital qualifies for taxation as a REIT, it may be subject to certain federal, state and local taxes on its income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRSs we form will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

The failure of Agency MBS subject to a repurchase agreement to qualify as real estate assets would adversely affect Bimini Capital’s ability to qualify as a REIT.

Bimini Capital has entered and intends to continue to enter into repurchase agreements under which it will nominally sell certain of our Agency MBS to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. Management believes that for U.S. federal income tax purposes these transactions will be treated as secured debt and Bimini Capital will be treated as the owner of the Agency MBS that are the subject of any such agreement notwithstanding that such agreement may transfer record ownership of such assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could successfully assert that Bimini Capital does not own the Agency MBS during the term of the repurchase agreement, in which case it could fail to qualify as a REIT.

Bimini Capital’s ability to invest in and dispose of contracts for delayed delivery transactions, or delayed delivery contracts, including “to be announced” securities, could be limited by the requirements necessary to qualify as a REIT, and Bimini Capital could fail to qualify as a REIT as a result of these investments.

Bimini Capital may purchase Agency MBS through delayed delivery contracts, including “to-be-announced” forward contracts, or TBAs. Bimini Capital may recognize income or gains on the disposition of delayed delivery contracts. For example, rather than take delivery of the Agency MBS subject to a TBA, Bimini Capital may dispose of the TBA through a “roll” transaction in which it agrees to purchase similar securities in the future at a predetermined price or otherwise, which may result in the recognition of income or gains. The law is unclear regarding whether delayed delivery contracts will be qualifying assets for the 75% asset test and whether income and gains from dispositions of delayed delivery contracts will be qualifying income for the 75% gross income test.

Until a favorable private letter ruling is received from the IRS or counsel advises that delayed delivery contracts should be treated as qualifying assets for purposes of the 75% asset test, Bimini Capital will limit its investment in delayed delivery contracts and any non-qualifying assets to no more than 25% of its total gross assets at the end of any calendar quarter and will limit the delayed delivery contracts issued by any one issuer to no more than 5% of its total gross assets at the end of any calendar quarter. Further, until we receive a favorable private letter ruling from the IRS or we are advised by counsel that income and gains from the disposition of delayed delivery contracts should be treated as qualifying income for purposes of the 75% gross income test, Bimini Capital will limit its income and gains from dispositions of delayed delivery contracts and any non-qualifying income to no more than 25% of its gross income for each calendar year. Accordingly, Bimini Capital’s ability to purchase Agency MBS through delayed delivery contracts and to dispose of delayed delivery contracts through roll transactions or otherwise, could be limited.

Moreover, even if Bimini Capital is advised by counsel that delayed delivery contracts should be treated as qualifying assets or that income and gains from dispositions of delayed delivery contracts should be treated as qualifying income, it is possible that the IRS could successfully take the position that such assets are not qualifying assets and such income is not qualifying income. In that event, Bimini Capital could be subject to a penalty tax or it could fail to qualify as a REIT if (i) the value of its delayed delivery contracts together with its non-qualifying assets for the 75% asset test, exceeded 25% of its total gross assets at the end of any calendar quarter, (ii) the value of its delayed delivery contracts, including TBAs, issued by any one issuer exceeds 5% of its total assets at the end of any calendar quarter, or (iii) its income and gains from the disposition of delayed delivery contracts together with its non-qualifying income for the 75% gross income test, exceeded 25% of its gross income for any taxable year.

Complying with REIT requirements may limit Bimini Capital’s ability to hedge effectively.

The REIT provisions of the Code substantially limit Bimini Capital’s ability to hedge. Bimini Capital’s aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of its annual gross income. As a result, Bimini Capital might have to limit its use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of Bimini Capital’s hedging activities or expose it to greater risks associated with changes in interest rates than it would otherwise want to bear.

Bimini Capital’s ownership of and relationship with any TRSs that we form will be limited and a failure to comply with the limits would jeopardize its REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s length basis. Any domestic TRS that we may form will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to Bimini Capital but is not required to be distributed to it unless necessary to maintain its REIT qualification.

Bimini Capital may pay taxable dividends in cash and our common stock, in which case stockholders may sell shares of our common stock to pay tax on such dividends, placing downward pressure on the market price of our common stock.

Bimini Capital may make taxable dividends that are payable partly in cash and partly in its common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/stock dividends, but that revenue procedure has expired. Accordingly, it is unclear whether and to what extent Bimini Capital will be able to make taxable dividends payable in cash and common stock. Although Bimini Capital has no current intention of paying dividends in its own stock, if in the future it chooses to pay dividends in its common stock, its stockholders may be required to pay tax in excess of the cash that they receive. If a U.S. stockholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, Bimini Capital may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. If Bimini Capital pay dividends in its common stock and a significant number of its stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of its common stock.

Bimini Capital’s ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their stock.

In order for Bimini Capital to qualify as a REIT, no more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to assist Bimini Capital in qualifying as a REIT, among other purposes, ownership of its stock by any person is generally limited to 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our stock.

These ownership limitations could have the effect of discouraging a takeover or other transaction in which holders of Bimini Capital’s common stock might receive a premium for their common stock over the then-prevailing market price or which holders might believe to be otherwise in their best interests.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is lower than ordinary income tax rates. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Bimini Capital may recognize excess inclusion income that would increase the tax liability of its stockholders.

If Bimini Capital recognize excess inclusion income and that is allocated to its stockholders, this income cannot be offset by net operating losses of its stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent Bimini Capital’s stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, it may incur a corporate level tax at the highest applicable corporate tax rate on the portion of our excess inclusion income that is allocable to such disqualified organizations.

Excess inclusion income could result if Bimini Capital holds a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if Bimini Capital were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on its mortgage-related securities securing those debt obligations (i.e., if Bimini Capital were to own an interest in a taxable mortgage pool). However, Treasury regulations have not been issued regarding the allocation of excess inclusion income to stockholders of a REIT that owns an interest in a taxable mortgage pool. Bimini Capital does not expect to acquire significant amounts of residual interests in REMICs, other than interests already owned by its taxable REIT subsidiary, which is treated as a separate taxable entity for these purposes. Bimini Capital intends to structure borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Bimini Capital does, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if Bimini Capital should default on its obligations.

Bimini Capital’s recognition of “phantom” income may reduce a stockholder’s after-tax return on an investment in our common stock.

Bimini Capital may recognize taxable income in excess of its economic income, known as phantom income, in the first years that it hold certain investments, and experience an offsetting excess of economic income over its taxable income in later years. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

Liquidation of Bimini Capital’s assets may jeopardize its REIT qualification.

To qualify and maintain its qualification as a REIT, Bimini Capital must comply with requirements regarding its assets and its sources of income. If Bimini Capital were compelled to liquidate its assets to repay obligations to its lenders, it may be unable to comply with these requirements, thereby jeopardizing its qualification as a REIT, or it may be subject to a 100% tax on any resultant gain if it sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

Qualification as a REIT and exemption from U.S. federal income tax with respect to certain assets may be dependent on the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets that Bimini Capital acquires, and the inaccuracy of any such opinions, advice or statements may adversely affect Bimini Capital’s REIT qualification and result in significant corporate-level tax.

When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce income which qualifies under the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect Bimini Capital’s REIT qualification and result in significant corporate-level tax.

Risks Related to Conflicts of Interest in Our Relationship with Orchid

Bimini Capital and Orchid may compete for opportunities to acquire assets, which are allocated in accordance with the Investment Allocation Agreement by and among Orchid and Bimini Advisors.

From time to time we may seek to purchase for Bimini Capital the same or similar assets that we seek to purchase for Orchid. In such an instance, we may allocate such opportunities in a manner that preferentially favors Orchid. We will make available to either Bimini Capital or Orchid opportunities to acquire assets that we determine, in our reasonable and good faith judgment, based on the objectives, policies and strategies, and other relevant factors, are appropriate for either entity in accordance with the Investment Allocation Agreement.

Because many of Bimini Capital’s targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for Orchid, we may not be able to buy as much of any given asset as required to satisfy the needs of both Bimini Capital and Orchid. In these cases, the Investment Allocation Agreement between Bimini Capital and Orchid will require the allocation of such assets to both accounts in proportion to their needs and available capital. The Investment Allocation Agreement will permit departure from such proportional allocation when (i) allocating purchases of whole-pool Agency MBS, because those securities cannot be divided into multiple parts to be allocated among various accounts, and (ii) such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the Investment Allocation Agreement allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

There are conflicts of interest in our relationships with Orchid, which could result in decisions that are not in the best interests of Bimini Capital’s stockholders.

We are subject to conflicts of interest arising out of Bimini Advisors relationship as Manager of Orchid. All of our executive officers may have conflicts between their duties to Bimini Capital and their duties to Orchid as its Manager.

Bimini Capital may acquire or sell assets in which Orchid may have an interest. Similarly, Orchid may acquire or sell assets in which Bimini Capital has or may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions. Additionally, Bimini Capital may engage in transactions directly with Orchid, including the purchase and sale of all or a portion of a portfolio asset.

Our officers devote as much time to Bimini Capital and to Orchid as they deem appropriate. However, these officers may have conflicts in allocating their time and services among Bimini Capital and Orchid. During turbulent conditions in the mortgage industry, distress in the credit markets or other times when we will need focused support and assistance from employees, Orchid and other entities for which we may act as manager in the future will likewise require greater focus and attention, placing personnel resources in high demand. In such situations, Bimini Capital may not receive the necessary support and assistance it requires or would otherwise receive if it were not acting as manager of one or more other entities.

We, directly or through Orchid, may obtain confidential information about the companies or securities in which we have invested or may invest. If we possess confidential information about such companies or securities, there may be restrictions on our ability to dispose of, increase the amount of, or otherwise take action with respect to the securities of such companies. Our management of other accounts could create a conflict of interest to the extent our officers are aware of material non-public information concerning potential investment decisions. We have implemented compliance procedures and practices designed to ensure that investment decisions are not made while in possession of material non-public information. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our officers to make potentially profitable investments, which could have an adverse effect on Bimini Capital’s operations. These limitations imposed by access to confidential information could therefore materially adversely affect Bimini Capital’s business, financial condition and results of operations and its ability to make distributions to Bimini Capital’s stockholders.

Mr. Cauley, Bimini Capital’s Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and owns shares of common stock of Orchid at the time of this filing and may continue to hold shares in the future. Mr. Haas, Bimini Capital’s Chief Financial Officer, Chief Investment Officer and President, is a member of the Board of Directors of Orchid, serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Orchid and owns shares of common stock of Orchid at the time of this filing and may continue to hold shares in the future.  Mr. Dwyer and Mr. Jaumot, the two independent members of Bimini Capital’s Board of Directors, own shares of common stock of Orchid at the time of this filing and may continue to own shares in the future.  Accordingly, Messrs. Cauley, Haas, Dwyer and Jaumot may have a conflict of interest with respect to actions by Bimini Capital’s Board of Directors that relate to Orchid as its Manager.

As of March 12, 2014, Bimini owned approximately 18.1% of the outstanding shares of common stock of Orchid. In evaluating opportunities for ourselves and Orchid, this may lead us to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment in our common stock.

Bimini Capital incurred considerable cost in sponsoring the initial public offering of Orchid. It did so in return for the ability to earn management fees and share a portion of our overhead costs in the future. If the independent board of Orchid elected to not renew or to cancel the management agreement with Bimini Advisors, Bimini Capital may not be able to recoup the costs incurred in bringing Orchid to market. Even if Orchid elected not to renew the management agreement without cause, and would be required to pay Bimini Advisors a substantial termination fee, this fee, in conjunction with any management fees collected or overhead costs shared prior to the early termination of the agreement, may not be sufficient to recoup the costs Bimini Capital incurred in bringing Orchid to market.

Orchid may elect not to renew the management agreement, even without cause. With the consent of the majority of their independent directors, Orchid may elect not to renew the management agreement after the initial term of the management agreement, which expires on February 20, 2016, or upon the expiration of any automatic renewal term, both upon 180-days’ prior written notice. If Orchid elects to not renew the agreement because of a decision by its Board of Directors that the management fee is unfair, Bimini Advisors will have the right to renegotiate a mutually agreeable management fee. If Orchid elects to not renew the management agreement without cause, it is required to pay Bimini Advisors a termination fee equal to three times the average annual management fee incurred during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. While these provisions may increase the effective cost of electing to not renew the management agreement, the fee may be insufficient to recoup the costs Bimini Capital incurred in bringing Orchid to market and completing its initial public offering.

Under generally accepted accounting principles in the United States, we continue to consolidate Orchid in our consolidated financial statements.  Since the board of directors of Orchid is comprised of a majority of directors that are independent, their actions may not always be in the best interests of the consolidated entity.  Accordingly, their actions may lead to outcomes that cause our consolidated financial statements, after consolidating Orchid’s financial statements, to make it difficult to obtain needed financing, or to do so on unfavorable terms.

Under generally accepted accounting principles in the United States (“GAAP”), subsequent to the closing of Orchid’s IPO we continue to consolidate the financial statements of Orchid into our own.  Because Bimini Capital owns a material interest in Orchid, approximately 18.1% at March 12, 2014, and plays a substantial role in directing the activities of Orchid as a result of being its Manager, we must consolidate the operations of Orchid onto our financial statements. This will cause the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of operations to reflect larger revenues and expenses than would be the case absent consolidation. However, since our consolidated operations of are also impacted by the board of directors of Orchid, the majority of whom are independent directors with no affiliation with Bimini, their actions could lead to outcomes that have a material negative impact on our operations or financial condition, thereby possibly impacting our ability to obtain needed financing for our operations, or our ability to do so on favorable terms.

Risks Related to Our Common Stock

Investing in our common stock may involve a high degree of risk.

The investments we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance.

There is a limited market for our Class A Common Stock.

Since November 5, 2007, our Class A Common Stock has traded on the OTC bulletin board under the symbol “BMNM.OB”.  We may apply to list our Class A Common Stock on a national securities market in the future; however, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.   Accordingly, no assurance can be given as to:

• the likelihood that an actual market for our common stock will develop, or be continued once developed;
• the liquidity of any such market;
• the ability of any holder to sell shares of our common stock; or
• the prices that may be obtained for our common stock.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.

We intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to certain adjustments. We have not established a minimum distribution payment level, and our ability to make distributions might be harmed by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, qualifying and maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of any securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of distributions, may harm the value of our common stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock, as well as warrants to purchase shares of common stock or convertible preferred stock. Upon the liquidation of the Company, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market value of our common stock, or both. Our preferred stock, if issued, would have a preference on distributions that could limit our ability to make distributions to the holders of our common stock. Furthermore, our Board of Directors may, without stockholder approval, amend our charter to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, and to classify or reclassify any unissued shares of common stock or preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our stockholders are therefore subject to the risk of our future securities offerings reducing the market price of our common stock and diluting their common stock.

The market value of our common stock may be volatile.

The market value of shares of our common stock may be based primarily upon current and expected future cash dividends, and the market price of shares of our common stock will be influenced by the dividends on those shares relative to market interest rates. Rising interest rates may lead potential buyers of our common stock to expect a higher dividend rate, which could adversely affect the market price of shares of our common stock. As a result, the market price of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or distributions;
•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
•	increases in market interest rates that lead purchasers of our common stock to expect a higher dividend yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

We cannot make any assurances that the market price of our common stock will not fluctuate or decline significantly in the future.

Broad market fluctuations could harm the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations in the past that have affected the market price of many companies’ stock in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could occur again and could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could harm the market price of our common stock.

Shares of our common stock eligible for future sale may harm our share price.

We cannot predict the effect, if any, of future sales of shares of our common stock, or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock. The 2011 Long Term Incentive Compensation Plan provides for grants of up to an aggregate of 10% of the issued and outstanding shares of our common stock (on a fully diluted basis) at the time of the award, subject to a maximum aggregate number of shares of common stock that may be issued under the 2011 Long Term Incentive Compensation Plan of 4,000,000 shares of common stock.

An increase in market interest rates may cause a material decrease in the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and returns that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to adversely affect the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as Mortco, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “MortCo”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and MortCo entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against MortCo without incurring litigation costs.  Mass Mutual never contacted MortCo to schedule such discussions.  On August 22, 2011, the parties extended the Tolling Agreement through June 1, 2013, and on May 31, 2013, the parties extended the Tolling Agreement through December 2, 2013. To date, MortCo is aware of no action taken by Mass Mutual, and the Tolling Agreement appears to have expired by its own terms.  MortCo denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  Mass Mutual has taken no action to prosecute its claim against MortCo, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, MortCo will defend such litigation vigorously.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM.OB”.  As of February 14, 2014, we had 12,267,651 shares of Class A Common Stock outstanding, which were held by approximately 2,486 holders of record.

The following table is a summary of historical prices of our Class A Common Stock.

	High	Low	Close	Dividends Declared
2013
First quarter	$0.48	$0.13	$0.35	$-
Second quarter	0.43	0.19	0.29	-
Third quarter	0.29	0.18	0.22	-
Fourth quarter	0.35	0.10	0.27	-
2012				.
First quarter	$0.43	$0.25	$0.29	$-
Second quarter	0.33	0.07	0.24	-
Third quarter	0.34	0.16	0.19	-
Fourth quarter	0.20	0.11	0.13	-

As of December 31, 2013, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

To qualify as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Income as computed for purposes of the foregoing tax rules will not necessarily correspond to our income as determined for financial reporting purposes pursuant to GAAP.

Any additional distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of factors deemed relevant by our directors, which may include:

•	actual results of operations;
•	our financial condition;
•	our level of retained cash flows;
•	our capital requirements;
•	the timing of the investment of the net proceeds of this offering;
•	any debt service requirements;
•	our taxable income;
•	the annual distribution requirements under the REIT provisions of the Code;
•	applicable provisions of Maryland law; and
•	other factors that our Board of Directors may deem relevant.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions to our stockholders in the future.

Our charter authorizes us to issue preferred stock that could have a preference over our common stock with respect to distributions. We currently have no intention to issue any preferred stock, but if we do, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock.

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon our Manager’s management of our business. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including selling certain of our assets, borrowing funds or using a portion of the net proceeds we receive in this offering or future offerings (and thus all or a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes). We also may elect to pay all or a portion of any distribution in the form of a taxable distribution of our stock or debt securities.  In addition, our Board of Directors may change our distribution policy in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “Plan”).  The Plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares, subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2013 concerning shares of our common stock authorized for issuance under the Plan.

	Total number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
by security holders	-	-	3,450,000	(2)
Equity compensation plans not approved
by security holders(1)	-	-	-
Total	-	-	3,450,000

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.

(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Plan.

Unregistered Sales Of Equity Securities

The Company did not issue or sell equity securities that were not registered under the Securities Act during the year ended December 31, 2013.

Issuer Purchases Of Equity Securities

The Company did not repurchase any shares of its stock during the three months ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

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

Bimini Capital was formed in September 2003 to invest primarily in residential mortgage related securities issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). The Company deploys its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  The Company manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured MBS.  The Company treats its remaining junior subordinated notes as an equity capital equivalent. The Company is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	recent actions taken by the Federal Reserve and the U.S. Treasury; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

We anticipate that, for any period during which changes in the interest rates for our adjustable rate assets do not coincide with interest rate changes on the corresponding liabilities, such assets will re-price more slowly than the corresponding liabilities. Consequently, changes in interest rates, particularly short term interest rates, may significantly influence our net income.

Our net income may be affected by a difference between actual prepayment rates and our projections. Prepayments on loans and securities may be influenced by changes in market interest rates and homeowners’ abilities and desires to refinance their mortgages.

Consolidation of Orchid Island Capital, Inc.

Subsequent to Orchid’s IPO and as of December 31, 2013, management has concluded Orchid is a VIE, as defined in generally accepted accounting principles, because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through December 31, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of December 31, 2013, Bimini’s owned 29.38% of the outstanding common stock of Orchid.

The noncontrolling interests reported in the Company’s 2013 Consolidated Financial Statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interests is presented in the equity section of the 2013 consolidated balance sheet, separate from equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The consolidation of Orchid’s assets and liabilities with those of Bimini Capital and its wholly-owned subsidiaries gives the appearance of a much larger organization. However, the assets recognized as a result of consolidating Orchid do not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets, nor do they represent amounts that are available to be distributed to Bimini Capital’s stockholders. Conversely, liabilities recognized as a result of consolidating Orchid do not represent additional claims on Bimini Capital’s assets; rather, they represent claims against the assets of Orchid.  In addition to the presentation of the Company’s consolidated portfolio activities in this section, we have also provided additional discussion related to the portfolio activities of Bimini Capital on its own.  We believe that this “parent-only” information along with the consolidated presentation provides useful information about the activities that are relevant to shareholders of Bimini Capital.

Dividends To Stockholders

In order to maintain its qualification as a REIT, Bimini Capital is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code.   Beginning with its initial short tax period ended December 31, 2013, Orchid expects to qualify and elect to be taxed as a REIT.  As such, the same taxation rules apply separately to Orchid.

REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Generally, these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiaries do not impact REIT taxable income, unrealized gains or losses on the MBS do not impact REIT taxable income, interest income on MBS securities is computed differently for REIT taxable income and GAAP, and for tax reporting purposes Orchid’s IPO expenses are considered capital costs.

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

During the year ended December 31, 2013, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then for a total amount of $1.395 per share of its common stock during 2013.  During the year ended December 31, 2013, Bimini received $1.4 million in dividends from Orchid.  Orchid intends to continue to pay regular monthly dividends to Orchid’s stockholders.

Net Operating Losses

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or net operating losses (“NOL’s”) carried-over from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s, if a REIT has sufficient NOL’s it could apply such NOL’s against its taxable income and avoid excise taxes without paying qualifying dividends to stockholders.  Accordingly, if in future periods Bimini Capital has taxable income, it can avoid the obligation to pay excise taxes by applying the estimated $17.9 million of NOL’s available as of December 31, 2013 against such taxable income until the NOL’s are exhausted in lieu of making distributions to stockholders.  Further, Bimini Capital, could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOL’s are consumed.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Net Loss Summary

Consolidated net loss for the year ended December 31, 2013 was $2.3 million, or $0.21 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $2.0 million, or $0.20 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2012.   The components of net loss for the years ended December 31, 2013 and 2012, along with the changes in those components are presented in the table below:

(in thousands)
	2013	2012	Change
Net portfolio interest	$8,515	$3,803	$4,712
Interest expense on junior subordinated notes	(995)	(1,049)	54
Losses on MBS and Eurodollar futures	(9,325)	(3,067)	(6,258)
Net portfolio deficiency	(1,805)	(313)	(1,492)
Other income	7,176	4,360	2,816
Expenses, including income taxes	(7,916)	(6,077)	(1,839)
Net loss	(2,545)	(2,030)	(515)
Less: Loss attributable to noncontrolling interests	(215)	-	(215)
Net loss attributable to Bimini Capital Management, Inc.	$(2,330)	$(2,030)	$(300)

As described below, “other income” includes gains on fair value adjustments on retained interests in securitizations.  The 2013 other income also includes the reversal of approximately $4.7 million of reserves related to MortCo’s obligation to repurchase certain loans it originated prior to its closure in 2007.

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically Eurodollar futures contracts, to hedge the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each Eurodollar contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate. The Company has not elected to designate its derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the “FASB”), Accounting Standards Codification, (“ASC”), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company’s Consolidated Statements of Operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the Eurodollar futures contracts. In the future, the Company may use other derivative instruments to hedge its interest expense and/or elect to designate its derivative holdings for hedge accounting treatment.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific Eurodollar contracts that pertain to each period presented. As of December 31, 2013, the Company has Eurodollar futures contracts in place through 2018. Since the Company has taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. Adjusting our interest expense for the periods presented by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for these periods. For each period presented the Company has combined the effects of the Eurodollar positions in place for the respective period with the actual interest expense incurred on repurchase agreements and junior subordinated notes to reflect total expense for the applicable period. Interest expense, including the effect of Eurodollar futures contracts for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of Eurodollar futures contracts for the period, is referred to as economic net interest income.

However, under ASC 815, because the Company has not elected hedging treatment, the gains or losses on all of the Company’s Eurodollar futures contracts held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period — covering the current period as well as future periods.

The Company believes that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help the Company to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of its current investment portfolio or operations. The realized and unrealized gains or losses presented in the Company’s consolidated statements of operations are not necessarily representative of the total interest rate expense that the Company will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses the Company ultimately realizes, and which will affect the Company’s total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

The Company’s presentation of the economic value of its hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the Company calculate them. Second, while the Company believes that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of the Company’s investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period related to our Eurodollar futures, and the income statement line item, gains (losses) on Eurodollar futures, calculated in accordance with GAAP  for the years ended December 31, 2013 and 2012 and for each quarter during 2013 and 2012.

Gains (Losses) on Eurodollar Futures Contracts - Recognized in Income Statement (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
December 31, 2013	$729	$(38)	$691
September 30, 2013	(2,283)	(167)	(2,450)
June 30, 2013	6,841	230	7,071
March 31, 2013	(481)	6	(475)
December 31, 2012	(5)	2	(3)
September 30, 2012	(100)	(238)	(338)
June 30, 2012	(31)	(232)	(263)
March 31, 2012	(100)	(62)	(162)
Years Ended
December 31, 2013	$4,806	$31	$4,837
December 31, 2012	(236)	(530)	(766)

Gains (Losses) on Eurodollar Futures Contracts - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
December 31, 2013	$(153)	$(94)	$(247)
September 30, 2013	(121)	(79)	(200)
June 30, 2013	(79)	(105)	(184)
March 31, 2013	(121)	(101)	(222)
December 31, 2012	(96)	(86)	(182)
September 30, 2012	(23)	(56)	(79)
June 30, 2012	5	(89)	(84)
March 31, 2012	9	(89)	(80)
Years Ended
December 31, 2013	$(474)	$(379)	$(853)
December 31, 2012	(105)	(320)	(425)

Gains (Losses) on Eurodollar Futures Contracts - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
December 31, 2013	$882	$56	$938
September 30, 2013	(2,162)	(88)	(2,250)
June 30, 2013	6,920	335	7,255
March 31, 2013	(360)	107	(253)
December 31, 2012	91	88	179
September 30, 2012	(77)	(182)	(259)
June 30, 2012	(36)	(143)	(179)
March 31, 2012	(109)	27	(82)
Years Ended
December 31, 2013	$5,280	$410	$5,690
December 31, 2012	(131)	(210)	(341)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges	Basis	Basis	Basis
Three Months Ended
December 31, 2013	$3,021	$343	$153	$496	$2,678	$2,525
September 30, 2013	2,767	329	121	450	2,438	2,317
June 30, 2013	2,479	361	79	440	2,118	2,039
March 31, 2013	1,525	247	121	368	1,278	1,157
December 31, 2012	751	151	96	247	600	504
September 30, 2012	1,164	104	23	127	1,060	1,037
June 30, 2012	1,084	108	(5)	103	976	981
March 31, 2012	1,238	73	(9)	64	1,165	1,174
Years Ended
December 31, 2013	$9,792	$1,280	$474	$1,754	$8,512	$8,038
December 31, 2012	4,237	436	105	541	3,801	3,696

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis	Basis	Hedges	Basis	Basis	Basis
Three Months Ended
December 31, 2013	$2,678	$2,525	$249	$(94)	$343	$2,429	$2,182
September 30, 2013	2,438	$2,317	251	(79)	330	2,187	1,987
June 30, 2013	2,118	2,039	248	(105)	353	1,870	1,686
March 31, 2013	1,278	1,157	247	(101)	348	1,031	809
December 31, 2012	600	504	257	(86)	343	343	161
September 30, 2012	1,060	1,037	266	(56)	322	794	715
June 30, 2012	976	981	261	(89)	350	715	631
March 31, 2012	1,165	1,174	265	(89)	354	900	820
Years Ended
December 31, 2013	$8,512	$8,038	$995	$(379)	$1,374	$7,517	$6,664
December 31, 2012	3,801	3,696	1,049	(320)	1,369	2,752	2,327

Net Portfolio Income

During the year ended December 31, 2013, the Company generated $8.5 million of net portfolio interest income, consisting of $9.8 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2012, the Company generated $3.8 million of net portfolio interest income, consisting of $4.2 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.  The increases in interest income and interest expense for the year ended December 31, 2013 primarily reflects the deployment of Orchid’s IPO proceeds in MBS on a leveraged basis.

The Company’s economic interest expense on repurchase liabilities for the years ended December 31, 2013 and 2012 was $1.8 million and $0.5 million, respectively, resulting in $8.0 million and $3.7 million of economic net portfolio interest income, respectively.

During the year ended December 31, 2013, Bimini Capital generated $0.4 million of net portfolio interest income, consisting of $0.6 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2012, Bimini Capital generated $1.4 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

Bimini’s economic interest expense on repurchase liabilities for the years ended December 31, 2013 and 2012 was $0.5 million and $0.2 million, respectively, resulting in $0.1 million and $1.4 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2013 and 2012 and for the years ended December 31, 2013 and 2012 on both a GAAP and economic basis.

(dollars in thousands)
	Average		Yield on
	MBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	MBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	Securities	Agreements(1)	Basis	Basis(3)	Basis	Basis(4)
Three Months Ended
December 31, 2013	$380,341	$3,021	3.18%	$345,068	$343	496	0.40%	0.57%
September 30, 2013	375,950	2,767	2.94%	341,468	329	450	0.39%	0.53%
June 30, 2013	392,429	2,479	2.53%	350,714	361	440	0.41%	0.50%
March 31, 2013	286,226	1,525	2.13%	252,763	247	368	0.39%	0.58%
December 31, 2012	146,947	751	2.04%	128,708	151	247	0.47%	0.77%
September 30, 2012	118,820	1,164	3.92%	99,473	104	127	0.42%	0.51%
June 30, 2012	116,753	1,084	3.71%	96,778	108	103	0.45%	0.42%
March 31, 2012	106,374	1,238	4.66%	85,629	73	64	0.34%	0.30%
Years Ended
December 31, 2013	$358,737	$9,792	2.73%	$322,503	$1,280	1,754	0.40%	0.54%
December 31, 2012	122,224	4,237	3.47%	102,647	436	541	0.42%	0.53%

(dollars in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(3)	Basis	Basis(5)
Three Months Ended
December 31, 2013	$2,678	$2,525	2.78%	2.61%
September 30, 2013	2,438	2,317	2.55%	2.41%
June 30, 2013	2,118	2,039	2.12%	2.03%
March 31, 2013	1,278	1,157	1.74%	1.55%
December 31, 2012	600	504	1.57%	1.27%
September 30, 2012	1,060	1,037	3.50%	3.41%
June 30, 2012	976	981	3.26%	3.29%
March 31, 2012	1,165	1,174	4.32%	4.36%
Years Ended
December 31, 2013	$8,512	$8,038	2.33%	2.19%
December 31, 2012	3,801	3,696	3.05%	2.94%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 51 and 52 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

(3)
Economic interest expense and economic net interest income presented in the table above and the tables on page 52 includes the effect of Eurodollar futures contract hedges for only the period presented.

(4)	Represents interest cost of our borrowings and the effect on Eurodollar futures contracts hedges attributed to the period related to hedging activities Divided by Average MBS Held.
(5)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS Securities.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $9.8 million for the year ended December 31, 2013 and $4.2 million for year ended December 31, 2012. Average MBS holdings were $358.7 million and $122.2 million for the years ended December 31, 2013 and 2012, respectively. The $5.6 million increase in interest income was due to a $236.5 million increase in average MBS holdings, which was partially offset by a 74 basis point decrease in yields.  The increase in average MBS during the year ended December 31, 2013 reflects the deployment of Orchid’s IPO proceeds on a leveraged basis.

Interest income for Bimini Capital was $0.6 million for the years ended December 31, 2013 and $1.5 million for the years ended December 31, 2012. Average MBS holdings were $42.6 million and $47.3 million for the years ended December 31, 2013 and 2012, respectively. The $0.9 million decrease in interest income was due to a combination of a 186 basis point decrease in yields and a $4.7 million decrease in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

(dollars in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
December 31, 2013	$355,868	$24,473	$380,341	$3,011	$10	$3,021	3.38%	0.16%	3.18%
September 30, 2013	352,252	23,698	375,950	2,703	64	2,767	3.07%	1.07%	2.94%
June 30, 2013	366,862	25,567	392,429	2,805	(326)	2,479	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,713	(188)	1,525	2.56%	(4.13)%	2.13%
December 31, 2012	135,892	11,055	146,947	929	(178)	751	2.73%	(6.48)%	2.04%
September 30, 2012	105,190	13,630	118,820	696	468	1,164	2.65%	13.75%	3.92%
June 30, 2012	101,991	14,762	116,753	863	221	1,084	3.38%	6.00%	3.71%
March 31, 2012	90,026	16,348	106,374	774	464	1,238	3.44%	11.35%	4.66%
Years Ended
December 31, 2013	$335,751	$22,986	$358,737	$10,232	$(440)	$9,792	3.05%	(1.91)%	2.73%
December 31, 2012	108,275	13,949	122,224	3,262	975	4,237	3.01%	6.99%	3.47%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $322.5 million and $102.6 million, generating interest expense of $1.3 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.  Our average cost of funds was 0.40% and 0.42% for years ended December 31, 2013 and 2012, respectively.  There was an 2 basis point decrease in the average cost of funds and a $219.9 million increase in average outstanding repurchase agreements during the year ended December 31, 2013 as compared to the year ended December 31, 2012.  The increase in average outstanding repurchase agreements reflects the investment of Orchid’s IPO proceeds on a leveraged basis.

The Company’s economic interest expense was $1.8 million and $0.5 million for the years ended December 31, 2013 and 2012, respectively. There was a 1 basis point increase in the average economic cost of funds to 0.54% for the year ended December 31, 2013 from 0.53% for the previous year.

Average outstanding repurchase agreements for Bimini Capital were $38.0 million and total interest expense was $0.2 million for the year ended December 31, 2013.  During the year ended December 31, 2012, average outstanding repurchase agreements for Bimini Capital were $38.8 million and total interest expense was $0.2 million.  Bimini Capital’s average cost of funds was 0.40% and 0.41% for years ended December 31, 2013 and 2012, respectively.

Bimini Capital’s economic interest expense was $0.5 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively. There was a 88 basis point increase in the average economic cost of funds to 1.29% for the year ended December 31, 2013 from 0.41% for the previous year.

Since all of the our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 23 basis points above average one-month LIBOR and 4 basis points above average six-month LIBOR for the quarter ended December 31, 2013.  The Company’s average economic cost of funds was 40 basis points above average one-month LIBOR and 21 basis points above average six-month LIBOR for the quarter ended December 31, 2013. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2012 to 15 days at December 31, 2013.

The table below presents the consolidated average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2013 and 2012 and for the years ended December 31, 2013 and 2012 on both a GAAP and economic basis.

(dollars in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2013	$345,068	$343	$496	0.40%	0.57%
September 30, 2013	341,468	329	450	0.39%	0.53%
June 30, 2013	350,714	361	440	0.41%	0.50%
March 31, 2013	252,763	247	368	0.39%	0.58%
December 31, 2012	128,708	151	247	0.47%	0.77%
September 30, 2012	99,473	104	127	0.42%	0.51%
June 30, 2012	96,778	108	103	0.45%	0.42%
March 31, 2012	85,629	73	64	0.34%	0.30%
Years Ended
December 31, 2013	$322,503	$1,280	1,754	0.40%	0.54%
December 31, 2012	102,647	436	541	0.42%	0.53%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.40%	0.21%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.34%	0.13%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.30%	0.07%
March 31, 2013	0.21%	0.48%	0.18%	(0.09)%	0.37%	0.10%
December 31, 2012	0.22%	0.59%	0.25%	(0.12)%	0.55%	0.18%
September 30, 2012	0.23%	0.70%	0.19%	(0.28)%	0.28%	(0.19)%
June 30, 2012	0.24%	0.74%	0.21%	(0.29)%	0.18%	(0.32)%
March 31, 2012	0.26%	0.76%	0.08%	(0.42)%	0.04%	(0.46)%
Years Ended
December 31, 2013	0.19%	0.42%	0.21%	(0.02)%	0.35%	0.12%
December 31, 2012	0.24%	0.70%	0.18%	(0.28)%	0.29%	(0.17)%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $1.00 million for the year ended December 31, 2013 compared to $1.05 million for the comparable period in 2012.  The average rate of interest paid for the year ended December 31, 2013 was 3.78% compared to 3.97% for the comparable period in 2012. Interest expense decreased $0.05 million for the year ended December 31, 2013 when compared to the same period in 2012 due to the 19 basis point decrease in interest rates.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2013, the interest rate was 3.74%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the years ended December 31, 2013 and 2012.

(in thousands)
	2013	2012	Change
Realized losses on sales of MBS	$(1,249)	$(246)	$(1,003)
Unrealized losses on MBS	(12,914)	(2,055)	(10,859)
Total losses on MBS	(14,163)	(2,301)	(11,862)
Gains (losses) on Eurodollar futures	4,837	(766)	5,603
Gains on retained interests	2,470	4,323	(1,853)
Gains on release of loan loss reserves	4,737	-	4,737

During the year ended December 31, 2013, the Company received proceeds of $430.7 million from the sales of MBS compared to $185.1 million and for the year ended December 31, 2012.  We do not expect to sell assets on a frequent basis, but may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns or to manage our balance sheet as part of our asset/liability management strategy.

As more fully described below under “Outlook” in this Management Discussion and Analysis, interest rates over the course of 2013 were volatile and moved higher during the last seven months of 2013.  As a result of these movements, our PT MBS portfolio experienced significant realized and unrealized losses, as their prices generally decline as interest rates rise.  Our Eurodollar funding hedges, whereby we are short futures contracts, moved up in value as interest rates rose.  Finally, our structured securities, such as interest only and inverse interest only securities, increased in price as interest rates rose.  The declines in value of the PT MBS exceeded the gains of the structured securities.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the year ended December 31, 2013, the Company recorded gains on retained interests of $2.5 million compared to gains of $4.3 million and for the year ended December 31, 2012.

During the year ended December 31, 2013, the Company evaluated its position related to MortCo’s obligation to repurchase loans originated through its former loan origination business.  The Company determined that, due to the expiration of the statute of limitations for the counterparties to pursue claims related to these loans, it was unlikely to sustain losses at the level that was previously accrued.  Therefore, the $4.7 million balance of this liability at December 31, 2012 was reversed and included in “other income” in the Company’s 2013 consolidated statement of operations.

Operating Expenses

For the year ended December 31, 2013, the Company’s total operating expenses were approximately $9.2 million compared to approximately $6.1 million for the year ended December 31, 2012.

(in thousands)
	2013	2012	Change
Compensation and benefits	$2,298	$1,476	$822
Legal fees	850	356	494
Accounting, auditing and other professional fees	892	2,420	(1,528)
Directors’ fees and liability insurance	836	528	308
Direct REIT operating expenses	441	547	(106)
Other G&A expenses	843	749	94
Orchid Island Capital, Inc. IPO expenses(1)	3,042	-	3,042
	$9,202	$6,076	$3,126

(1)
Consists of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2013, the Company’s MBS portfolio consisted of $389.3 million of agency or government MBS at fair value and had a weighted average coupon of 3.72%.  During the year ended December 31, 2013, the Company received principal repayments of $39.9 million compared to $18.7 million for the comparable period ended December 31, 2012.  The average prepayment speeds for the quarters ended December 31, 2013 and 2012 were 11.0% and 28.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2013	5.1	19.2	11.0
September 30, 2013	7.1	30.1	15.1
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9
December 31, 2012	5.0	36.8	28.0
September 30, 2012	8.8	34.9	26.7
June 30, 2012	1.1	36.4	34.7
March 31, 2012	6.5	28.9	23.0

The following tables summarize certain characteristics of the Company’s PT MBS and structured MBS as of December 31, 2013 and 2012:

(in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2013
Adjustable Rate MBS	$5,334	1.4%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate MBS	267,481	68.7%	3.99%	314	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate MBS	90,487	23.2%	2.61%	349	1-Aug-43	108.23	7.61%	1.99%
Total PT MBS	363,302	93.3%	3.65%	322	1-Dec-43	102.41	7.75%	1.99%
Interest-Only Securities	20,443	5.3%	4.36%	262	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,596	1.4%	5.91%	316	15-Dec-40	NA	6.07%	NA
Total Structured MBS	26,039	6.7%	4.69%	274	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$389,341	100.0%	3.72%	318	1-Dec-43	NA	NA	NA
December 31, 2012
Adjustable Rate MBS	$20,857	12.4%	3.27%	267	1-Sep-35	5.91	9.73%	2.00%
Fixed Rate MBS	49,846	29.6%	3.21%	180	1-Dec-40	NA	NA	NA
Hybrid Adjustable Rate MBS	87,693	52.2%	2.75%	356	1-Nov-42	99.58	7.75%	1.98%
Total PT MBS	158,396	94.2%	2.96%	289	1-Nov-42	81.58	8.13%	1.98%
Interest-Only Securities	5,244	3.1%	3.79%	213	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	4,515	2.7%	6.10%	301	25-Nov-40	NA	6.31%	NA
Total Structured MBS	9,759	5.8%	4.86%	254	25-Nov-40	NA	NA	NA
Total Mortgage Assets	$168,155	100.0%	3.07%	287	1-Nov-42	NA	NA	NA

(in thousands)
	December 31, 2013		December 31, 2012
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$236,660	60.78%	$163,116	97.00%
Freddie Mac	133,689	34.34%	3,396	2.02%
Ginnie Mae	18,992	4.88%	1,643	0.98%
Total Portfolio	$389,341	100.00%	$168,155	100.00%

	December 31, 2013	December 31, 2012
Weighted Average Pass Through Purchase Price	$105.64	$105.74
Weighted Average Structured Purchase Price	$7.52	$6.00
Weighted Average Pass Through Current Price	$102.71	$105.89
Weighted Average Structured Current Price	$12.15	$5.84
Effective Duration (1)	4.116	0.703

(1) Effective duration of 4.116 indicates that an interest rate increase of 1.0% would be expected to cause a 4.116% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2013.  An effective duration of 0.703 indicates that an interest rate increase of 1.0% would be expected to cause a 0.703% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2012. These figures include the structured securities in the portfolio but not the effect of the Company’s funding cost hedges.

The following table presents a summary of the Company’s portfolio assets acquired during the years ended December 31, 2013 and 2012.

(in thousands)
	2013			2012
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$661,363	104.98	2.39%	$276,086	104.92	1.61%
Structured MBS	44,679	15.44	1.69%	7,036	8.07	13.12%

The Company’s portfolio of PT MBS is typically comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. The Company generally seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, the Company strives to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying the Company’s portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from the Company’s investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of the Company’s IO and IIO portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIO’s similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2013, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

(in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$5,334	$11	$(42)	$(83)	0.20%	(0.78)%	(1.56)%
Hybrid Adjustable Rate MBS	90,487	4,281	(5,855)	(11,932)	4.73%	(6.47)%	(13.19)%
Fixed Rate MBS	267,481	11,306	(16,708)	(33,629)	4.23%	(6.25)%	(12.57)%
Interest-Only MBS	20,443	(6,018)	3,973	5,244	(29.44)%	19.44%	25.65%
Inverse Interest-Only MBS	5,596	205	(507)	(1,381)	3.67%	(9.06)%	(24.67)%
Total MBS Portfolio	$389,341	$9,785	$(19,139)	$(41,781)	2.51%	(4.92)%	(10.73)%

(in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Repurchase Agreement Hedges	$4,375,000	$(8,763)	$11,328	$22,655	(0.80)%	1.02%	2.04%
Junior Subordinated Debt Hedges	234,000	(387)	585	1,170	(0.67)%	1.01%	2.01%
Total Portfolio	4,609,000	(9,150)	11,913	23,825	(0.69)%	1.01%	2.02%

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

Repurchase Agreements

As of December 31, 2013, the Company had established borrowing facilities in the repurchase agreement market with twelve counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of December 31, 2013, we had funding in place with eleven of the twelve counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2013, the Company had obligations outstanding under the repurchase agreements of approximately $353.4 million with a net weighted average borrowing cost of 0.39%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 3 to 70 days, with a weighted average maturity of 15 days.  Securing the repurchase agreement obligation as of December 31, 2013, are MBS with an estimated fair value, including accrued interest, of $373.4 million and a weighted average maturity of 322 months. Through March 12, 2014, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at December 31, 2013 with maturities through May 27, 2014.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2013 and 2012.

(dollars in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2013	$353,396	$345,068	$8,328	2.41%
September 30, 2013	336,739	341,468	(4,729)	(1.38)%
June 30, 2013	346,197	350,714	(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(a)
December 31, 2012	150,294	128,708	21,586	16.77	%(b)
September 30, 2012	107,121	99,473	7,648	7.69%
June 30, 2012	91,825	96,778	(4,953)	(5.12	)%(c)
March 31, 2012	101,730	85,629	16,101	18.80	%(d)

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

Because our PT MBS portfolio consists entirely of government and agency securities, we do not anticipate having difficulty converting our assets to cash should our liquidity needs ever exceed our immediately available sources of cash.  Our structured MBS portfolio also consists entirely of governmental agency securities, although they typically do not trade with comparable bid / ask spreads as PT MBS.  However, we anticipate that we would be able to liquidate such securities readily, even in distressed markets, although we would likely do so at prices below where such securities could be sold in a more stable market. To enhance our liquidity even further, we may pledge a portion of our structured MBS as part of a repurchase agreement funding but retain the cash in lieu of acquiring additional assets.  In this way, we can, at a modest cost, retain higher levels of cash on hand and decrease the likelihood we will have to sell assets in a distressed market in order to raise cash.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At December 31, 2013, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.4% of the estimated fair value of the underlying collateral.

As discussed above, the Company invests a portion of its capital in structured MBS.  We do not fund the purchase of these investments in the repurchase market but instead purchase them directly, thus reducing – but not eliminating - the Company’s reliance on access to repurchase agreement funding.  The leverage inherent in the structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but will not pledge these securities in order to acquire additional assets.

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

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our operations via repurchase agreements.  As of December 31, 2013, the Company had cash and cash equivalents of $12.0 million.  We generated cash flows of $48.8 million from principal and interest payments on our MBS portfolio and $3.3 million from retained interests and had average repurchase agreements outstanding of $322.5 million during the year ended December 31, 2013.  The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of December 31, 2013.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$353,396	$-	$-	$-	$353,396
Interest expense on repurchase agreements(1)	152	-	-	-	152
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,030	1,976	1,973	16,741	21,720
Totals	$354,578	$1,976	$1,973	$42,741	$401,268

(1) Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2013 and the remaining term of liabilities existing at that date.
(2) The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

Outlook

Bimini Capital

As disclosed in previous years, MortCo incurred significant losses in the operation of a mortgage loan origination business.  Bimini Capital materially downsized its investment portfolio to raise cash to fund the MortCo operations, leaving Bimini Capital with a significantly smaller capital base.  This smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  Since MortCo terminated its operations in 2007, Bimini Capital has taken several significant steps designed to increase its probability of generating profits going forward, including a re-structuring of the portfolio, reducing expenses, retiring debt, and settling various litigation matters.  In general, Bimini Capital still needed to increase its capital base, and/or create alternative sources of revenues, to ensure the generation of profits over the long-term.  However, primarily because of litigation arising out of MortCo’s prior mortgage business, raising capital directly into Bimini Capital was not possible.

Orchid Island Capital Inc.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed initial public offering of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its initial public offering of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for the underwriting, legal and other costs associated with the offering.  Included in other professional fees for the year ended December 31, 2012 are approximately $0.2 million of expenses related to this public offering. During the year ended December 31, 2013, the Company incurred additional costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Although Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering, the time frame for this recovery will extend into future periods and Bimini Capital’s stockholders’ equity and profitability will be negatively impacted in the near term. To the extent Orchid is able to increase its capital base over time, Bimini Capital will benefit via increased management fees.  The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to Bimini Advisors.

Tax Matters

For the year ended December 31, 2013, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 12 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital had REIT tax net operating loss carryovers of approximately $17.9 million as of December 31, 2013 which are immediately available to offset future REIT taxable income.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOL’s carried-over from prior periods are deducted (in that order) from current period income first.  Net operating losses expire 20 years from the year they are incurred.  Since Bimini Capital currently has NOL’s from prior periods available to offset income in 2014 and in future periods, Bimini Capital has the option, but not the obligation, to apply such NOL’s against REIT taxable income.  As a result, Bimini Capital could have income in 2014 and in future years, but not make distributions to stockholders.  This would occur if Bimini Capital had sufficient NOL’s available to entirely offset the REIT income earned in a given year and chose to apply such NOL’s.  Bimini Capital could also apply available NOL’s against a portion of future period earnings and reduce the distributions to stockholders. Bimini Capital is unlikely to declare and pay dividends to stockholders until existing NOL’s have been consumed.

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

Although the U.S. Government has committed significant resources to Fannie Mae and Freddie Mac, Agency MBS guaranteed by either Fannie Mae or Freddie Mac are not backed by the full faith and credit of the United States. Moreover, the Secretary of the U.S. Treasury noted that the guarantee structure of Fannie Mae and Freddie Mac requires examination and that changes in the structures of the entities were necessary to reduce risk to the financial system. Such changes may involve an explicit U.S. Government backing of Fannie Mae and Freddie Mac Agency MBS or the express elimination of any implied U.S. Government guarantee and, therefore, creation of credit risk with respect to Fannie Mae and Freddie Mac Agency MBS. Additionally, on February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America’s Housing Finance Market” that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has slowly recovered home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures are slowly being worked off.  The combination of recovering home prices, attractive financing levels – albeit with still tight lending standards - and decreasing liquidations of home via foreclosures have resulted in an acceleration in refinancing activity.  See “Risk Factors — Risks Related to Our Business — We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.”

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

The effect of the actions taken and to be taken by the U.S. Treasury, Congress or FHFA remains uncertain. Given the public reaction to the substantial funds made available to Fannie Mae and Freddie Mac, future funding for both is likely to face increased scrutiny. New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of Agency MBS and otherwise materially harm our business and operations. See “Risk Factors — Risks Related to Our Business —  Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, which could materially adversely affect us if these laws were enacted.”

The Dodd-Frank Act provides for new regulations on financial institutions and creates new supervisory and advisory bodies, including the new Consumer Financial Protection Bureau. The Dodd-Frank Act tasks many agencies with issuing a variety of new regulations, including rules related to mortgage origination and servicing, securitization and derivatives. Because a significant number of regulations under the Dodd-Frank Act have either not yet been proposed or not yet been adopted in final form, it is not possible for us to predict how the Dodd-Frank Act will impact our business. See “Risk Factors — Risks Related to Our Business — Actions of the U.S. Government for the purpose of stabilizing the financial markets may adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.”

Interest Rates

The Federal Reserve has taken a number of steps over the last few years to lower both short and long-term interest rates. In August 2011, the Federal Reserve announced that it expected to maintain the Federal Funds Rate at a low level at least through mid-2013, and on January 25, 2012 it extended that outlook through late 2014. Additionally, on September 21, 2011, the Federal Reserve announced the extension of the maturities of its U.S. Treasury securities portfolio by selling approximately $400 billion in short-term U.S. Treasury securities and purchasing an equivalent amount of longer-term U.S. Treasury securities. This program, known as “Operation Twist,” lasted through December 2012. The goal of Operation Twist was to lower the yields on longer-term U.S. Treasury securities, which the Federal Reserve believed would lower interest rates tied to such yields, such as mortgage rates and interest rates on commercial loans.

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

The Federal Reserve provided further guidance to the market in December 2012 by stating that it intended to keep the Federal Funds Rate close to zero while the unemployment rate is above 6.5% and as long as inflation does not rise above 2.5%. In December 2012, the Federal Reserve also announced that it would initially begin buying $45 billion of long-term Treasury bonds each month and noted that such amount may increase in the future. This bond purchase program replaced Operation Twist.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency MBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency MBS and rolling over maturing Treasury bonds at auction. On January 29, 2014, the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency MBS and Treasury bonds to take effect in February 2014. The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

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

Current programs such as the Home Affordable Modification Program and the Principal Reduction Alternative are designed to assist borrowers in modifying their mortgage loans.

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

We do not believe our investment portfolio will be materially affected by loan modification programs because Agency MBS backed by loans that would qualify for such programs (e.g. seriously delinquent loans) will be purchased by Fannie Mae and Freddie Mac at their par value prior to the implementation of such programs. However, if Fannie Mae and Freddie Mac were to modify or end their repurchase programs or if the U.S. Government modified its loan modification programs to modify non-delinquent mortgage loans, our investment portfolio could be negatively impacted.

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

Our MBS are valued using Level 2 valuations, and such valuations currently are determined based on the average of third-party broker quotes and/or by independent pricing sources when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.  In managing our portfolio, the Company employs the following four-step process at each valuation date to determine the fair value of our MBS.

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

Derivative Financial Instruments

The Company has entered into Eurodollar futures contracts to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

Repurchase Agreements

We finance the acquisition of a portion of our MBS through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest.

In instances where we acquire Agency MBS through repurchase agreements with the same counterparty from whom the Agency MBS were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase Agency MBS as a derivative instrument if the transaction does not comply with the criteria in FASB ASC 860, Transfers and Servicing, for gross presentation. If the transaction complies with the criteria for gross presentation, we present the assets and the related financing on a gross basis in our statements of financial condition, and the corresponding interest income and interest expense in our statement of operations. Such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in Agency MBS as a mortgage related receivable from the counterparty on our consolidated balance sheet.

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

Capital Expenditures

At December 31, 2013, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements.

Inflation

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our Board of Directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 12, 2014	/s/ BDO USA, LLP Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	2013	2012
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$372,102,248	$158,396,450
Unpledged	17,238,710	9,758,557
Total mortgage-backed securities	389,340,958	168,155,007
Cash and cash equivalents	11,959,292	6,592,561
Restricted cash	2,557,165	840,500
Retained interests in securitizations	2,530,834	3,336,009
Accrued interest receivable	1,720,726	718,895
Property and equipment, net	3,663,437	3,774,310
Prepaid expenses and other assets, net	2,755,234	3,935,669
Total Assets	$414,527,646	$187,352,951

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$353,396,075	$150,294,174
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	142,055	123,446
Accounts payable, accrued expenses and other	826,660	6,614,119
Total Liabilities	381,169,230	183,836,179

EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of December 31, 2013 and 2012	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 11,509,756 shares issued and outstanding as of December 31, 2013 and 10,616,912 shares
issued and outstanding as of December 31, 2012	11,510	10,617
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2013 and 2012	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2013 and 2012	32	32
Additional paid-in capital	334,810,312	334,254,432
Accumulated deficit	(333,078,313)	(330,748,341)
Stockholders’ equity	1,743,573	3,516,772
Noncontrolling interests	31,614,843	-
Total Equity	33,358,416	3,516,772
Total Liabilities and Equity	$414,527,646	$187,352,951

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the 2013 consolidated balance sheet above. See Note 16 for additional information on our consolidated VIE.

ASSETS:
Mortgage-backed securities	$351,222,512
Cash and cash equivalents and restricted cash	10,615,027
Accrued interest receivable and other assets	1,738,508
LIABILITIES:
Repurchase agreements	318,557,054
Accrued interest payable and other liabilities	171,721
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
Interest income	$9,794,654	$4,238,718
Interest expense	(1,279,737)	(436,098)
Net interest income, before interest on junior subordinated notes	8,514,917	3,802,620
Interest expense on junior subordinated notes	(995,397)	(1,049,403)
Net interest income	7,519,520	2,753,217
Unrealized losses on mortgage-backed securities	(12,913,561)	(2,055,132)
Realized losses on mortgage-backed securities	(1,248,618)	(245,690)
Gains (losses) on Eurodollar futures	4,837,469	(765,719)
Net portfolio deficiency	(1,805,190)	(313,324)

Other income:
Gains on retained interests in securitizations	2,469,701	4,323,329
Gains on release of loan loss reserves	4,737,260	-
Other (expense) income	(31,268)	36,733
Total other income	7,175,693	4,360,062

Expenses:
Compensation and related benefits	2,297,984	1,475,897
Directors' fees and liability insurance	836,473	527,934
Orchid Island Capital, Inc. IPO expenses	3,042,322	-
Audit, legal and other professional fees	1,741,587	2,776,842
Direct REIT operating expenses	440,733	546,666
Other administrative	843,247	748,960
Total expenses	9,202,346	6,076,299

Net loss before income tax benefit	(3,831,843)	(2,029,561)
Income tax benefit	(1,287,154)	-

Net loss	(2,544,689)	(2,029,561)
Less: Loss attributable to noncontrolling interests	(214,717)	-

Net Loss attributable to Bimini Capital stockholders	$(2,329,972)	$(2,029,561)

Basic and Diluted Net Loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.21)	$(0.20)
CLASS B COMMON STOCK
Basic and Diluted	$(0.21)	$(0.20)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	10,966,076	10,267,885
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 2013 AND 2012

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2012	$10,151	$334,075,197	$(328,718,780)	$-	$5,366,568
Net loss	-	-	(2,029,561)	-	(2,029,561)
Issuance of Class A common shares
for board compensation and
equity plan exercises	530	91,888	-	-	92,418
Amortization of equity plan compensation	-	87,347	-	-	87,347

Balances, December 31, 2012	$10,681	$334,254,432	$(330,748,341)	$-	$3,516,772
Net loss	-	-	(2,329,972)	(214,717)	(2,544,689)
Issuance of common shares of
Orchid Island Capital, Inc.	-	278,238	-	35,121,762	35,400,000
Cash dividends paid to
noncontrolling interests	-	-	-	(3,292,202)	(3,292,202)
Issuance of Class A common shares
for equity plan exercises	893	(893)	-	-	-
Amortization of equity plan compensation	-	278,535	-	-	278,535

Balances, December 31, 2013	$11,574	$334,810,312	$(333,078,313)	$31,614,843	$33,358,416
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,544,689)	$(2,029,561)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation and equity plan amortization	278,535	179,765
Depreciation	121,822	119,670
Losses on mortgage-backed securities	14,162,179	2,300,822
Gains on retained interests in securitizations	(2,469,701)	(4,323,329)
Gains on release of loan loss reserves	(4,737,260)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(1,001,831)	182,490
Prepaid expenses and other assets, net	1,230,608	1,162,342
Accrued interest payable	18,609	51,617
Accounts payable, accrued expenses and other	(1,050,199)	(869,340)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,008,073	(3,225,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(706,042,461)	(283,121,938)
Sales	430,697,721	185,082,961
Principal repayments	39,946,437	18,740,736
Payments received on retained interests in securitizations	3,274,876	4,482,791
Increase in restricted cash	(1,716,665)	(423,500)
Purchases of property and equipment	(10,949)	(9,924)
NET CASH USED IN INVESTING ACTIVITIES	(233,851,041)	(75,248,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,867,715,039	958,011,865
Principal repayments on repurchase agreements	(3,664,613,138)	(877,245,691)
Issuance of common shares of Orchid Island Capital, Inc.	35,400,000	-
Cash dividends paid to noncontrolling interests	(3,292,202)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	235,209,699	80,766,174

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,366,731	2,291,776
CASH AND CASH EQUIVALENTS, beginning of the year	6,592,561	4,300,785
CASH AND CASH EQUIVALENTS, end of the year	$11,959,292	$6,592,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,256,525	$1,433,884
Income taxes	$39,386	$40,000

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

As used in this document, discussions related to the “Company”, refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and our consolidated variable interest entity (“VIE”).  References to “Bimini Capital” and the “parent” refer to Bimini Capital Management, Inc. as a separate entity.

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Subsequent to the completion of the IPO and through December 31, 2013, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

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

ASC Topic 810, Consolidation (“ASC 810”), requires the consolidation of a VIE by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs.

At the time of Orchid’s IPO and as of December 31, 2013, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through December 31, 2013, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in the Company’s Consolidated Financial Statements, net loss attributable to Bimini Capital stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our 2013 Consolidated Balance Sheet and our 2013 Consolidated Statement of Equity within the equity section but separate from the stockholders’ equity.

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

In response, beginning in 2007, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing previous efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the year ended December 31, 2013. Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they are expensed in the Company’s consolidated statement of operations. Once Orchid reaches $100 million of stockholders equity for the first time, Bimini Advisors will begin to allocate certain overhead costs to Orchid on a pro rata basis. Attracting external capital to Orchid will allow Bimini Advisors to receive fees for managing the Orchid portfolio, decrease the expenses of Bimini Capital and Bimini Advisors by allocating certain overhead costs to Orchid (once Orchid’s stockholders’ equity equals or exceeds $100 million), and share in distributions, if any, paid by Orchid to its stockholders. Upon the closing of Orchid’s IPO, and at December 31, 2013, Bimini Capital owned approximately 29.38% of the outstanding common stock of Orchid.

At December 31, 2013, the Company had cash and cash equivalents of approximately $12.0 million, an MBS portfolio of approximately $389.3 million and equity capital base of approximately $33.4 million, including approximately $1.7 million attributable to the stockholders of Bimini Capital and $31.6 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $48.8 million from principal and interest payments on its MBS portfolio and approximately $3.3 million from retained interests in securitizations during the year ended December 31, 2013. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash of approximately $2,557,000 and approximately $227,000 at December 31, 2013 and 2012, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling $614,000 at December 31, 2012, represents cash held on deposit as collateral with repurchase agreement counterparties, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there was no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance reverted to $250,000 per depositor at each financial institution. At December 31, 2013, the Company’s cash deposits exceeded federally insured limits by approximately $10.4 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.   The Company believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “MBS”). These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Eurodollar futures contracts, retained interests in securitization transactions and mortgage loans held for sale are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 14 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, repurchase agreements, accrued interest payable and accounts payable and other liabilities generally approximates their carrying value as of  December 31, 2013 and 2012, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 8 to the consolidated financial statements.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid will elect and intends to qualify to be taxed as a REIT, and Orchid will file a REIT tax return separate from Bimini Capital.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At December 31, 2013, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 12, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2013 and 2012:

(in thousands)
	2013	2012
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$90,487	$87,693
Adjustable-rate Mortgages	5,334	20,857
Fixed-rate Mortgages	267,481	49,846
Total Pass-Through MBS	363,302	158,396
Structured MBS:
Interest-Only Securities	20,443	5,244
Inverse Interest-Only Securities	5,596	4,515
Total Structured MBS	26,039	9,759
Total	$389,341	$168,155

Included in the table above at December 31, 2013 are $351.2 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of December 31, 2013 and 2012, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	2013	2012
Less than one year	$46	$-
Greater than one year and less than five years	-	163
Greater than five years and less than ten years	1,520	12,980
Greater than or equal to ten years	387,775	155,012
Total	$389,341	$168,155

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of December 31, 2013 and 2012:

(in thousands)
Series	Issue Date	2013	2012
HMAC 2004-1	March 4, 2004	$-	$74
HMAC 2004-2	May 10, 2004	-	890
HMAC 2004-3	June 30, 2004	1,518	750
HMAC 2004-4	August 16, 2004	654	881
HMAC 2004-5	September 28, 2004	359	741
Total		$2,531	$3,336

NOTE 4.  PROPERTY AND EQUIPMENT

The composition of property and equipment at December 31, 2013 and 2012 follows:

(in thousands)
	2013	2012
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	394	383
Office furniture and equipment	248	248
	4,716	4,705
Less accumulated depreciation and amortization	1,053	931
Total	$3,663	$3,774

Depreciation of property and equipment totaled $122,000 and $120,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5.  PREPAID EXPENSES AND OTHER ASSETS, NET

The composition of prepaid expenses and other assets, net at December 31, 2013 and 2012 follows:

(in thousands)
	2013	2012
Prepaid expenses	$298	$324
Surety bonds, including accrued interest	-	525
Servicing advances - net of allowance for doubtful accounts of
$0 and $256 at December 31, 2013 and 2012	831	1,310
Servicing sale receivable, including accrued interest	464	793
Investment in Bimini Capital Trust II	804	804
Other	358	180
Total	$2,755	$3,936

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

As of December 31, 2013, the Company had outstanding repurchase agreement obligations of approximately $353.4 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $373.4 million.  As of December 31, 2012, the Company had outstanding repurchase agreement obligations of approximately $150.3 million with a net weighted average borrowing rate of 0.49%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $158.8 million, and cash pledged to counterparties of approximately $0.6 million.

As of December 31, 2013 and 2012, the Company’s repurchase agreements had remaining maturities as summarized below:

(in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2013
Fair value of securities pledged, including accrued
interest receivable	$-	$357,338	$16,081	$-	$373,419
Repurchase agreement liabilities associated with
these securities	$-	$337,977	$15,419	$-	$353,396
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%
December 31, 2012
Fair value of securities pledged, including accrued
interest receivable	$-	$158,765	$-	$-	$158,765
Repurchase agreement liabilities associated with
these securities	$-	$150,294	$-	$-	$150,294
Net weighted average borrowing rate	-	0.49%	-	-	0.49%

As of December 31, 2013, the outstanding repurchase obligations of the consolidated VIE included in the table above was $318.6 million.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral.  At December 31, 2013 and 2012, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and cash posted by the Company as collateral) of approximately $19.9 million and $9.0 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2013 and 2012 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Repurchase Agreement Counterparties	at Risk	(in Days)
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	11
December 31, 2012
Citigroup Global Markets, Inc.	$3,714	18
South Street Securities, LLC	1,802	7
Suntrust Robinson Humphrey, Inc.	1,123	7
The PrinceRidge Group, LLC	979	15
KGS - Alpha Capital Markets, L.P.	843	21
Cantor Fitzgerald & Co.	541	4

At December 31, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities pledged, including accrued interest on such securities) of approximately $1.6 million.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital equity at December 31, 2013 is as follows:

(in thousands)
		Weighted
		Average
	Amount	Maturity
Repurchase Agreement Counterparties	at Risk	(in Days)
December 31, 2013
Suntrust Robinson Humphrey, Inc.	$715	3
The PrinceRidge Group, LLC	559	21

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivative financial instrument contracts.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of December 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheet as part of restricted cash.  The tables below present information related to the Company’s Eurodollar futures positions at December 31, 2013 and 2012.

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2014	0.40%	$262,500	$(189)	0.35%	$26,000	$(428)
2015	0.80%	275,000	(146)	0.80%	26,000	(176)
2016	1.90%	250,000	1,367	1.74%	26,000	9
2017	3.03%	250,000	2,291	-	-	-
2018	3.77%	250,000	1,575	-	-	-
	2.02%		$4,898	0.89%		$(595)
Cash posted as collateral, included in restricted cash						$2,557

(in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2012
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2013	0.34%	$30,000	$(375)	0.34%	$21,000	$(341)
2014	-	-	-	0.48%	26,000	(393)
2015	-	-	-	0.74%	26,000	(192)
2016	-	-	-	1.01%	26,000	(57)
	0.34%		$(375)	0.57%		$(983)
Cash posted as collateral, included in restricted cash						$227

The table below presents information related solely to Bimini Capital’s Eurodollar futures positions at December 31, 2013.

(in thousands)
Eurodollar Futures Positions (Parent-Only)
As of December 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity	Rate	Amount	Equity(1)
2014	-	$-	$-	0.35%	$26,000	$(428)
2015	-	-	-	0.80%	26,000	(176)
2016	-	-	-	1.74%	26,000	9
	-		$-	0.89%		$(595)
Cash posted as collateral, included in restricted cash						$112

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2013 and 2012.

(in thousands)
	Consolidated		Parent-Only
Eurodollar futures contracts (short positions)	2013	2012	2013	2012
Repurchase Agreement Hedges	$4,806	$(235)	$(22)	$(196)
Junior Subordinated Notes Hedges	31	(530)	31	(530)
	$4,837	$(765)	$9	$(726)

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

As of December 31, 2013 and 2012, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2013, the interest rate was 3.74%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued to its independent directors for the payment of director fees and to employees pursuant to the terms of its stock incentive plan grants for the years ended December 31, 2013 and 2012.

Shares Issued Related To:	2013	2012
Directors' compensation	-	505,058
Vesting incentive plan shares	892,844	25,000
Total shares of Class A Common Stock issued	892,844	530,058

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2013 and 2012.

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

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements. Compensation expense recognized for phantom shares was approximately $279,000 and $87,000 for the years ended December 31, 2013 and 2012, respectively.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during years ended December 31, 2013 and 2012 is presented below:

	2013		2012
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11	367,844	$1.11
Granted during the year	525,000	0.23	25,000	0.11
Vested during the year	(892,844)	0.60	(25,000)	0.11
Nonvested, at December 31	-	$-	367,844	$1.11

In July 2013, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s efforts in completing the Orchid initial public offering.  The bonuses, which were paid on August 13, 2013 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers and senior employees received bonuses totaling approximately $167,000, consisting of 525,000 shares of the Company’s common stock with an approximate value of $122,000, and cash of approximately $45,000.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date.

The Compensation Committee also approved the acceleration of the vesting of all outstanding, unvested equity awards held by management, as well as cash bonuses equal to 35% of the taxable income created by such vesting.  The accelerated vesting date was the Bonus Date.  Expenses associated with each of the transactions described above were recorded in the year ended December 31, 2013.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as Mortco, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “MortCo”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the enclosed draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

Mass Mutual has not filed the complaint or initiated litigation.  Pursuant to its request, on March 14, 2011 Mass Mutual and MortCo entered into a Tolling Agreement through June 1, 2011 so that Mass Mutual could address its allegations against MortCo without incurring litigation costs.  Mass Mutual never contacted MortCo to schedule such discussions.  On August 22, 2011, the parties extended the Tolling Agreement through June 1, 2013, and on May 31, 2013, the parties extended the Tolling Agreement through December 2, 2013. To date, MortCo is aware of no action taken by Mass Mutual, and the Tolling Agreement appears to have expired by its own terms.

MortCo denies Opteum Financial or Opteum Acceptance, individually or collectively, made false representations and warranties in connection with the sale of securities to Mass Mutual.  Mass Mutual has taken no action to prosecute its claim against MortCo, and the range of loss or potential loss, if any, cannot reasonably be estimated.  Should Mass Mutual initiate litigation, MortCo will defend such litigation vigorously.

Loans Sold to Investors.

Generally, MortCo was not exposed to significant credit risk on its loans sold to investors. In the normal course of business, MortCo provided certain representations and warranties during the sale of mortgage loans which included an obligation, under certain circumstances, to repurchase loans which were subsequently unable to be sold through the normal investor channels.  MortCo had previously recorded a liability of approximately $4.7 million, which was included in “accounts payable, accrued expenses and other”, for the estimated fair value of this contingent obligation. During the year ended December 31, 2013, the Company evaluated this position and determined that the statute of limitations had expired for creditors to pursue claims related to this obligation.  As such, this liability was reversed and included in “other income” in the accompanying 2013 consolidated statement of operations.

NOTE 12.  INCOME TAXES

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

As of December 31, 2013, Bimini Capital had a REIT tax net operating loss carryforward of approximately $17.9 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years 2028 through 2033.

As discussed in Note 1, Orchid was a qualified REIT subsidiary of Bimini Capital until the closing of its IPO and all of its activities were included with the activities on Bimini Capital through that date.  Subsequent to the closing of its IPO, Orchid is taxed separately from Bimini Capital.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital, Orchid and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the years ended December 31, 2013 and 2012, MortCo had no taxable income primarily due to the utilization of NOL carryforwards; and Bimini Advisors has losses from its inception for income tax purposes.

The TRS income tax provisions for the years ended December 31, 2013 and 2012 differ from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowance.  During the years ended December 31, 2013 and 2012, a portion of the deferred tax asset valuation allowance was reversed, as the utilization of this portion of the deferred tax asset was deemed more likely than not, due to the utilization of NOLs to offset estimated taxable income.

As of December 31, 2013, MortCo has estimated federal NOL carryforwards of approximately $267.1 million, and estimated available Florida NOLs of approximately $39.6 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively.  All other MortCo state NOLs have been abandoned.  Bimini Advisors has estimated federal and Florida NOL carryforwards of approximately $2.2 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.

The net deferred tax assets and offsetting valuation allowances for MortCo at December 31, 2013 are both approximately $96.2 million. The net deferred tax assets and offsetting valuation allowances for Bimini Advisors at December 31, 2013 are both approximately $2.1 million. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income from the operations of each of the respective entities.  At December 31, 2013 and December 31, 2012, management believed that it was more likely than not that neither TRS would realize the full benefits of all of the federal and Florida tax NOL carryforwards (which are the primary deferred tax assets); therefore, an allowance for the full amount of the deferred tax assets has been recorded in both periods.  Management considers the projected future taxable income or losses, and tax planning strategies in making this assessment.

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

During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to this issue, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the continued uncertainty surrounding the taxation of EII, MortCo continued to account for the pre-2008 tax position as being more likely than not that the tax position would not be fully sustained upon examination.  On September 15, 2013, the statute of limitations for the IRS to challenge MortCo’s pre-2008 tax position expired.  As such, the remaining balance of this liability was reversed during the year ended December 31, 2013, which resulted in a tax benefit of $1.3 million.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2013 and 2012.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2013 and 2012.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2013 and 2012. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2013	2012
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(2,323)	$(2,024)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,510	10,617
Effect of weighting	(544)	(349)
Weighted average shares-basic and diluted	10,966	10,268
Loss per Class A common share:
Basic and diluted	$(0.21)	$(0.20)

(in thousands, except per-share information)
	2013	2012
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(7)	$(6)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.21)	$(0.20)

NOTE 14.   FAIR VALUE

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

Mortgage-backed securities, retained interests, Eurodollar futures contracts and mortgage loans held for sale were recorded at fair value on a recurring basis during 2013 and 2012. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2013
Mortgage-backed securities	$389,341	$-	$389,341	$-
Eurodollar futures contracts	2,557	2,557	-	-
Retained interests	2,531	-	-	2,531
December 31, 2012
Mortgage-backed securities	$168,155	$-	$168,155	$-
Eurodollar futures contracts	227	227	-	-
Retained interests	3,336	-	-	3,336

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012:

(in thousands)
	Retained Interests		Mortgage Loans Held for Sale
	2013	2012	2012
Balances, January 1	$3,336	$3,495	$40
Gain (loss) included in earnings	2,470	4,323	(18)
Collections	(3,275)	(4,482)	(22)
Balances, December 31	$2,531	$3,336	$-

During the years ended December 31, 2013 and 2012, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of December 31, 2013.

Retained interest fair value (in thousands)			$2,531
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	34.69% - 74.16% (40.22%)	Next 10 Months
Loans in Foreclosure	100%	34.69% - 74.16% (40.22%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.84% - 4.71%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.1 - 1.6 (0.5)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.1 - 1.3 (0.5)	27.50% (27.50%)

NOTE 15. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $99,000 and $114,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 16. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

As discussed in Note 1, Orchid completed its IPO on February 20, 2013.  Bimini Capital owned 100% of the outstanding common stock of Orchid prior to the IPO, and approximately 29.38% after the IPO. Orchid operates as a mortgage REIT and was formed in order to increase Bimini Capital’s assets under management to generate additional revenues to cover operating costs. Orchid entered into a management agreement with Bimini Advisors under which Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors receives a monthly management fee for these services.  Bimini Capital and Bimini Advisors acted as sponsors of the Orchid IPO and paid approximately $3.0 million of IPO related expenses during the year ended December 31, 2013.  The Company did not provide any further financial or other support to Orchid.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the year ended December 31, 2013.

(in thousands)
Net loss attributable to Bimini Capital	$(2,330)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for the sale of 2,360,000 common shares of Orchid	278
Change from net loss attributable to Bimini Capital and transfers from noncontrolling interest	$(2,052)

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

The following is a roll forward of the noncontrolling interest during the year ended December 31, 2013.

(in thousands)
Balance, January 1, 2013	$-
Issuance of common shares of Orchid Island Capital, Inc.	35,122
Net loss attributed to noncontrolling interest	(215)
Cash dividends paid to noncontrolling interest	(3,292)
Balance, December 31, 2013	$31,615

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

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through December 31, 2013, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheet at December 31, 2013 (excluding intercompany balances).

(in thousands)
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$335,775
Unpledged	15,448
Total mortgage-backed securities	351,223
Cash and cash equivalents	8,169
Restricted cash	2,446
Accrued interest receivable	1,559
Prepaid expenses and other assets	179
Total Assets	$363,576

LIABILITIES:
Repurchase agreements	$318,557
Accrued interest payable	91
Accounts payable, accrued expenses and other	80
Total Liabilities	$318,728

The following table summarizes the operating results of Orchid (excluding intercompany transactions, including approximately $629,000 of management fees charged to Orchid) for the period beginning February 20, 2013 (the date of its IPO) through December 31, 2013 which are reflected in our consolidated statement of operations for the year ended December 31, 2013.

(in thousands)
Interest income	$8,817
Interest expense	(1,062)
Net interest income	7,755
Unrealized losses on mortgage-backed securities	(10,192)
Realized losses on mortgage-backed securities	(1,198)
Gains on Eurodollar futures	4,828
Net portfolio income	1,193

Expenses:
Directors' fees and liability insurance	290
Audit, legal and other professional fees	321
Direct REIT operating expenses	142
Other administrative	115
Total expenses	868

Net income	$325

NOTE 17.   SUBSEQUENT EVENTS

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014 at a price of $12.50 per share.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The net proceeds to Orchid were approximately $24.2 million which were invested in Agency MBS securities on a leveraged basis.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc. and subsidiaries (the ”Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A - Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013 and our report dated March 12, 2014 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 12, 2014	/s/ BDO USA, LLP Certified Public Accountants

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2013 (the "Proxy Statement").

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

b.           Financial Statement Schedules.
Not applicable.

c.           Exhibits.

Exhibit No

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
10.1
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011*

10.2
Settlement Agreement and Mutual Release by an among First Bank (as successor to Coast Bank of Florida) and MortCo TRS, LLC dated January 20, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, filed with the SEC on May 7, 2012

10.3
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC date February 20, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.*

10.4
Investment Allocation Agreement among the Company, Orchid Island Capital, Inc. and Bimini Advisors, LLC dated February 20, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.*

21.1	Subsidiaries of the Registrant**
23.1	Consent of BDO USA, LLP**
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101.INS	Instance Document****
101.SCH	Taxonomy Extension Schema Document****
101.CAL	Taxonomy Extension Calculation Linkbase Document****
101.DEF	Additional Taxonomy Extension Definition Linkbase Document****
101.LAB	Taxonomy Extension Label Linkbase Document****
101.PRE	Taxonomy Extension Presentation Linkbase Document****

*	Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**	Filed herewith.
***	Furnished herewith
****
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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 12, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 12, 2014	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2014.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board,
Chief Executive Officer

/s/ G. Hunter Haas IV
G. Hunter Haas IV	President, Chief Financial Officer,
Chief Investment Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director