Form 10-Q
period 2014-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2014-05-14
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 14, 2014	12,295,182
Class B Common Stock, $0.001 par value	May 14, 2014	31,938
Class C Common Stock, $0.001 par value	May 14, 2014	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$753,465,699	$372,102,248
Unpledged	60,074,655	17,238,710
Total mortgage-backed securities	813,540,354	389,340,958
Cash and cash equivalents	46,665,600	11,959,292
Restricted cash	4,198,830	2,557,165
Retained interests in securitizations	1,855,034	2,530,834
Accrued interest receivable	3,140,646	1,720,726
Property and equipment, net	3,651,333	3,663,437
Derivative asset, at fair value	1,548,521	-
Deferred tax assets, net	2,179,626	-
Other assets	2,909,407	2,755,234
Total Assets	$879,689,351	$414,527,646

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$712,619,584	$353,396,075
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	39,502,694	-
Accrued interest payable	173,606	142,055
Other liabilities	2,040,238	826,660
Total Liabilities	781,140,562	381,169,230

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock	-	-
Common stock	12,332	11,574
Additional paid-in capital	334,079,745	334,810,312
Accumulated deficit	(330,709,102)	(333,078,313)
Stockholders’ equity	3,382,975	1,743,573
Noncontrolling interests	95,165,814	31,614,843
Total Equity	98,548,789	33,358,416
Total Liabilities and Equity	$879,689,351	$414,527,646

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the consolidated balance sheets above. See Note 15 for additional information on our consolidated VIE.

ASSETS:
Mortgage-backed securities	$747,757,500	$351,222,512
Cash and cash equivalents and restricted cash	47,663,673	10,615,027
Accrued interest receivable and other assets	4,716,256	1,738,508
LIABILITIES:
Repurchase agreements	651,246,345	318,557,054
Payable for unsettled securities purchased	39,502,694	-
Accrued interest payable and other liabilities	1,846,476	171,721
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Interest income	$4,116,012	$1,526,161
Interest expense	(454,340)	(246,706)
Net interest income, before interest on junior subordinated notes	3,661,672	1,279,455
Interest expense on junior subordinated notes	(243,182)	(247,198)
Net interest income	3,418,490	1,032,257
Unrealized gains (losses) on mortgage-backed securities	1,568,311	(472,078)
Realized gains on mortgage-backed securities	1,069,356	59,953
Losses on derivative instruments	(1,717,017)	(475,563)
Net portfolio income	4,339,140	144,569

Other income:
Gains on retained interests in securitizations	193,690	1,984,826
Other expense	(10,128)	(2,479)
Total other income	183,562	1,982,347

Expenses:
Compensation and related benefits	446,173	431,244
Directors' fees and liability insurance	240,562	168,402
Orchid Island Capital, Inc. IPO expenses	-	3,041,776
Audit, legal and other professional fees	400,251	356,716
Direct REIT operating expenses	115,183	134,905
Other administrative	154,722	167,638
Total expenses	1,356,891	4,300,681

Net income (loss) before income tax (benefit) provision	3,165,811	(2,173,765)

Income tax (benefit) provision	(2,157,359)	36,000

Net income (loss)	5,323,170	(2,209,765)
Less: income attributable to noncontrolling interests	2,953,959	560,985

Net Income (Loss) attributable to Bimini Capital stockholders	$2,369,211	$(2,770,750)

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.20	$(0.26)
CLASS B COMMON STOCK
Basic and Diluted	$0.20	$(0.26)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	11,846,598	10,619,793
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938

See Notes to Consolidated Financial Statements
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2014

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2014	$11,574	$334,810,312	$(333,078,313)	$31,614,843	$33,358,416
Net income	-	-	2,369,211	2,953,959	5,323,170
Issuance of common shares of
Orchid Island Capital, Inc.	-	(1,017,809)	-	63,516,612	62,498,803
Cash dividends paid to
noncontrolling interests	-	-	-	(2,919,600)	(2,919,600)
Issuance of Class A common shares
for equity plan exercises	500	189,500	-	-	190,000
Issuance of shares directly to employees	258	97,742	-	-	98,000

Balances, March 31, 2014	$12,332	$334,079,745	$(330,709,102)	$95,165,814	$98,548,789
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,323,170	$(2,209,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and equity plan amortization	190,000	20,923
Depreciation	29,054	30,338
Deferred income tax benefit	(2,179,626)	-
(Gains) losses on mortgage-backed securities	(2,637,667)	412,125
Gains on retained interests in securitizations	(193,690)	(1,984,826)
Unrealized loss on interest rate swaption	156,479	-
Changes in operating assets and liabilities:
Accrued interest receivable	(1,419,920)	(950,801)
Other assets	(156,220)	(25,771)
Accrued interest payable	31,551	(8)
Other liabilities	(291,422)	(74,785)
NET CASH USED IN OPERATING ACTIVITIES	(1,148,291)	(4,782,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(548,231,274)	(314,857,608)
Sales	155,112,062	68,209,737
Principal repayments	11,062,224	10,093,352
Payments received on retained interests in securitizations	869,490	769,661
Increase in restricted cash	(1,641,665)	(1,328,000)
Purchases of property and equipment	(16,950)	-
Purchase of interest rate swaption, net of margin cash	(200,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(383,046,113)	(237,112,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,824,362,982	815,269,088
Principal repayments on repurchase agreements	(1,465,139,473)	(610,332,392)
Issuance of common shares of Orchid Island Capital, Inc.	62,498,803	35,400,000
Cash dividends paid to noncontrolling interests	(2,919,600)	(318,599)
Shares sold to employees	98,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	418,900,712	240,018,097

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,706,308	(1,877,331)
CASH AND CASH EQUIVALENTS, beginning of the period	11,959,292	6,592,561
CASH AND CASH EQUIVALENTS, end of the period	$46,665,600	$4,715,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$665,971	$493,912
Income taxes	$22,267	$36,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY:
Securities acquisitions settled in later period	$39,502,694	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014 AND 2013

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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Subsequent to the completion of the IPO and through March 31, 2014, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

Orchid completed a secondary offering of 1,800,000 common shares on January 23, 2014.  The underwriters exercised their overallotment option in full for an additional 270,000 shares on January 29, 2014.  The aggregate net proceeds to Orchid were approximately $24.2 million which were invested in Agency RMBS securities on a leveraged basis.

Orchid completed a secondary offering of 3,200,000 common shares on March 24, 2014.  The underwriters exercised their overallotment option in full for an additional 480,000 shares on April 11, 2014.  The aggregate net proceeds to Orchid were approximately $44.0 million which were invested in Agency RMBS securities on a leveraged basis.

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

At the time of Orchid’s IPO and as of March 31, 2014, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through March 31, 2014, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in the Company’s Consolidated Financial Statements, net loss attributable to Bimini Capital stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our Consolidated Balance Sheets and our Consolidated Statement of Equity within the equity section but separate from the stockholders’ equity.

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

In response, beginning in 2007, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing previous efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the year ended December 31, 2013.  Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they were expensed in the Company’s consolidated statement of operations. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time. As a result Bimini Advisors will begin to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  Bimini will continue to share in distributions, if any, paid by Orchid to its stockholders.

At March 31, 2014, the Company had cash and cash equivalents of approximately $46.7 million, an MBS portfolio of approximately $813.5 million and equity capital base of approximately $98.5 million, including approximately $3.4 million attributable to the stockholders of Bimini Capital and $95.2 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $13.8 million from principal and interest payments on its MBS portfolio and approximately $0.9 million from retained interests in securitizations during the three months ended March 31, 2014. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying financial statements include the fair values of MBS, Eurodollar futures contracts, interest rate swaption, retained interests and asset valuation allowances.

Statement of Comprehensive Income (Loss)

In accordance with FASB ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash of approximately $3,616,000 and approximately $2,557,000 at March 31, 2014 and December 31, 2013, respectively, represents cash held by a broker as margin on Eurodollar futures contracts. Restricted cash, totaling $583,000 at March 31, 2014, represents cash held on deposit as collateral with a repurchase agreement counterparty, which may be used to make principal and interest payments on the related repurchase agreements.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures up to $250,000 per depositor at each financial institution. At March 31, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $45.5 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company uses only large, well-known bank and derivative counterparties and believes that it is not exposed to any significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Eurodollar futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but it may enter into other transactions in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

Holding derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the derivative.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties.

Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Eurodollar futures contracts, interest rate swaptions, retained interests in securitization transactions and mortgage loans held for sale are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 14 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of  March 31, 2014 and December 31, 2013, due to the short-term nature of these financial instruments.

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

Share-Based Compensation

The Company follows the provisions of FASB ASC topic 718, Compensation – Stock Compensation, to account for stock and stock-based awards.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award.  Payments pursuant to dividend equivalent rights, which are granted along with certain equity based awards, are charged to stockholders’ equity when declared.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  A significant forfeiture, or an indication that significant forfeitures may occur, would result in a revised forfeiture rate which would be accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received of the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid will elect and intends to qualify to be taxed as a REIT, and Orchid will file a REIT tax return separate from Bimini Capital.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At March 31, 2014, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 12, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from the REIT.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU is effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the adoption of this ASU did not have a material impact on the Company’s consolidated financial results.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this Update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP.  The amendments in the Update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics.  The amendments in this Update also revise the measurement guidance in Topic 946 such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. The new guidance became effective beginning January 1, 2014.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. The amendments in ASU 2013-04 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2014 and December 31, 2013:

(in thousands)
	March 31, 2014	December 31, 2013
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$76,522	$90,487
Adjustable-rate Mortgages	4,698	5,334
Fixed-rate Mortgages	684,558	267,481
Total Pass-Through MBS	765,778	363,302
Structured MBS:
Interest-Only Securities	36,728	20,443
Inverse Interest-Only Securities	11,034	5,596
Total Structured MBS	47,762	26,039
Total	$813,540	$389,341

Included in the table above at March 31, 2014 are $747.8 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of March 31, 2014 and December 31, 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2014	December 31, 2013
Less than one year	$32	$46
Greater than five years and less than ten years	1,330	1,520
Greater than or equal to ten years	812,178	387,775
Total	$813,540	$389,341

The Company generally pledges its MBS assets as collateral under repurchase agreements.  At March 31, 2014 and December 31, 2013, the Company had unpledged securities totaling $60.1 million and $17.2 million, respectively.  The unpledged balance at March 31, 2014 includes unsettled securities purchases with a fair value of approximately $26.0 million that will be pledged as collateral under repurchase agreements on their respective settlement dates in April 2014.

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of March 31, 2014 and  December 31, 2013:

(in thousands)
Series	Issue Date	March 31, 2014	December 31, 2013
HMAC 2004-2	May 10, 2004	$117	$-
HMAC 2004-3	June 30, 2004	800	1,518
HMAC 2004-4	August 16, 2004	599	654
HMAC 2004-5	September 28, 2004	339	359
Total		$1,855	$2,531

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2014, the Company had outstanding repurchase agreement obligations of approximately $712.6 million with a net weighted average borrowing rate of 0.35%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $756.2 million, and cash pledged to counterparties of approximately $0.6 million.  As of December 31, 2013, the Company had outstanding repurchase agreement obligations of approximately $353.4 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $373.4 million.

As of March 31, 2014 and 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$587,965	$146,609	$21,603	$756,177
Repurchase agreement liabilities associated with
these securities	$-	$554,505	$137,677	$20,438	$712,620
Net weighted average borrowing rate	-	0.35%	0.35%	0.36%	0.35%

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2013
Fair value of securities pledged, including accrued
interest receivable	$-	$357,338	$16,081	$-	$373,419
Repurchase agreement liabilities associated with
these securities	$-	$337,977	$15,419	$-	$353,396
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

As of March 31, 2014, the outstanding repurchase obligations of the consolidated VIE included in the table above was $651.2 million.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral.  At March 31, 2014 and December 31, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities pledged, including accrued interest on such securities and cash posted by the Company as collateral) of approximately $44.0 million and $19.9 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at March 31, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
March 31, 2014
Citigroup Global Markets, Inc.	$10,099	10.2%	19
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	16.4%	11

At March 31, 2014 and December 31, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities pledged, including accrued interest on such securities) of approximately $3.1 million and $1.6 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital at March 31, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
March 31, 2014
JVB Financial Group, LLC	$1,583	46.8%	22
Suntrust Robinson Humphrey, Inc.	612	18.1%	2
South Street Securities, LLC	597	17.7%	14
December 31, 2013
Suntrust Robinson Humphrey, Inc.	$715	41.0%	3
The PrinceRidge Group, LLC	559	32.1%	21

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding by entering into derivatives, such as Eurodollar futures contracts and an interest rate swaption.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

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

 During the three months ended March 31, 2014, the Company entered into an interest rate swaption agreement.  The Company’s swaption agreement grants the Company the right but not the obligation to enter into an underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of March 31, 2014 and December 31, 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$3,616	$2,557
Payer swaption	Derivative assets, at fair value	1,549	-
		$5,165	$2,557
Liability
Payer swaption - Margin posted by counterparty	Other liabilities	$(1,505)	$-

The tables below presents information related to the Company’s Eurodollar futures positions at March 31, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions (Consolidated)
As of March 31, 2014
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2014	0.32%	$400,000	$(211)	0.28%	$26,000	$(328)
2015	0.78%	400,000	(264)	0.78%	26,000	(181)
2016	1.90%	400,000	1,354	1.75%	26,000	11
2017	2.85%	400,000	1,777	-	-	-
2018	3.44%	350,000	797	-	-	-
Total / Weighted Average	2.01%	$390,625	$3,453	0.92%	$26,000	$(498)

($ in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2014	0.40%	$262,500	$(189)	0.35%	$26,000	$(428)
2015	0.80%	275,000	(146)	0.80%	26,000	(176)
2016	1.90%	250,000	1,367	1.74%	26,000	9
2017	3.03%	250,000	2,291	-	-	-
2018	3.77%	250,000	1,575	-	-	-
Total / Weighted Average	2.02%	$257,353	$4,898	0.89%	$26,000	$(595)

The table below presents information related solely to Bimini Capital’s Eurodollar futures positions at March 31, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions (Parent-Only)
	Junior Subordinated Debt Funding Hedges
	March 31, 2014			December 31, 2013
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity	Rate	Amount	Equity(1)
2014	0.28%	$26,000	$(328)	0.35%	$26,000	$(428)
2015	0.78%	26,000	(181)	0.80%	26,000	(176)
2016	1.75%	26,000	11	1.74%	26,000	9
Total / Weighted Average	0.92%	$26,000	$(498)	0.89%	$26,000	$(595)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions.

The table below presents information related to the Company’s interest rate swaption position at March 31, 2014.

($ in thousands)
	Option			Underlying Swap
					Fixed	Receive
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$1,705	$1,549	12	$100,000	2.53%	3 Month	5

Gain (Loss) From Derivative Instruments, Net

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2014 and 2013.

(in thousands)
	Consolidated		Parent-Only
	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(1,561)	$(475)	$(24)	$9
Payer swaption	(156)	-	-	-
	$(1,717)	$(475)	$(24)	$9

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments are included in restricted cash on our consolidated balance sheets.

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.

The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2014 and December 31, 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2014
Derivative asset - Payer swaption	$1,549	$-	$1,549	$-	$(1,505)	$44
December 31, 2013
Derivative asset	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2014
Repurchase Agreements	$712,620	$-	$712,620	$(712,037)	$(583)	$-
December 31, 2013
Repurchase Agreements	$353,396	$-	$353,396	$(353,396)	$-	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty may exceed  the amounts presented.

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

As of March 31, 2014 and December 31, 2013, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2014, the interest rate was 3.73%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 9.  CAPITAL STOCK

At March 31, 2014 and December 31, 2013, Bimini Capital’s capital stock is comprised of the following:

	2014	2013
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of March 31, 2014 and 2013	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,267,651 shares issued and outstanding as of March 31, 2014 and 11,509,756 shares
issued and outstanding as of December 31, 2013	12,268	11,510
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2014 and December 31, 2013	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2014 and December 31, 2013	32	32

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued during the three months ended March 31, 2014 and 2013.

Shares Issued Related To:	2014	2013
Vesting incentive plan shares	500,000	16,204
Sales directly to employees(1)	257,895	-
Total shares of Class A Common Stock issued	757,895	16,204

(1)
In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers as a group received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at each officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased a total of 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date.  The expense related to this bonus was accrued at December 31, 2013 and does not affect the results of operations for the three months ended March 31, 2014.

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2014 and 2013.

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

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements. Compensation expense recognized for phantom shares was approximately $21,000 for the three months ended March 31, 2013.  While the Company granted phantom share awards to employees during the three months ended March 31, 2014, there was no compensation expense recognized during this period as the amounts attributed to this award were included in accrued compensation expense at December 31, 2013.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of phantom share activity during three months ended March 31, 2014 and 2013 is presented below:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	-	$-	367,844	$1.11
Granted during the year	500,000	0.38	-	-
Vested during the year	(500,000)	0.38	(16,204)	0.97
Nonvested, at March 31	-	$-	351,640	$1.12

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and do not affect the results of operations for the three months ended March 31, 2014.

On April 25, 2014, Orchid’s Compensation Committee granted each of its non-employee directors 6,000 shares of restricted Orchid common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Orchid directors will have all of the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of the Orchid prior to the respective vesting dates.  The effect of this grant is not reflected in the Company’s consolidated financial statements as of March 31, 2014.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014, a Stipulation of Partial Discontinuance was filed with the court that dismissed all claims between and among Hildene and BNYM.  Bimini anticipates that an additional Stipulation of Discontinuance will be filed shortly that will dismiss all claims between and among PreTSL XX and BNYM.  The parties have substantially completed discovery and anticipate that summary judgment motions will be filed shortly.  A trial date for the action has not yet been scheduled. Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

As of December 31, 2013, Bimini Capital had an estimated REIT tax net operating loss carryforward of approximately $17.9 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years 2028 through 2033.

As discussed in Note 1, Orchid was a qualified REIT subsidiary of Bimini Capital until the closing of its IPO and all of its activities were included with the activities on Bimini Capital through that date.  Subsequent to the closing of its IPO, Orchid is taxed separately from Bimini Capital.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital, Orchid and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the three months ended March 31, 2014 and 2013, neither TRS had taxable income primarily due to the utilization of NOL carryforwards.

The TRS income tax (benefit)/provision for the three months ended March 31, 2014 and 2013 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to an intangible asset and NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Bimini Advisors has available at March 31, 2014 estimated federal and Florida NOL carryforwards of approximately $2.3 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.  In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax assets related to the NOL carryforwards and the intangible asset at March 31, 2014 total approximately $2.2 million.

As of December 31, 2013, the Company did not believe that it had sufficient positive evidence to conclude that the realization of its deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of the deferred tax assets.  During the three months ended March 31, 2014 the Company re-evaluated this position and determined that, due to increased projected management fee revenue and the ability to allocate certain overhead expenses to Orchid, there is sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets is more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $2.2 million related to the release of the valuation allowance.

As of March 31, 2014, MortCo has estimated federal NOL carryforwards of approximately $267.0 million and estimated available Florida NOLs of approximately $39.6 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at March 31, 2014 are approximately $96.2 million. As of March 31, 2014 and December 31, 2013, the Company did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s deferred tax assets.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2014 and 2013.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2014 and 2013.

The Company had dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2013. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2014	2013
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$2,363	$(2,763)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,268	10,633
Effect of weighting	(421)	(13)
Weighted average shares-basic and diluted	11,847	10,620
Income (loss) per Class A common share:
Basic and diluted	$0.20	$(0.26)

(in thousands, except per-share information)
	2014	2013
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$6	$(8)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.20	$(0.26)

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

MBS, retained interests, Eurodollar futures contracts and interest rate swaption were recorded at fair value on a recurring basis during the three months ended March 31, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Mortgage-backed securities	$813,540	$-	$813,540	$-
Eurodollar futures contracts	3,616	3,616	-	-
Retained interests	1,855	-	-	1,855
Payer swaption	1,549	-	1,549	-
December 31, 2013
Mortgage-backed securities	$389,341	$-	$389,341	$-
Eurodollar futures contracts	2,557	2,557	-	-
Retained interests	2,531	-	-	2,531

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

(in thousands)
	Retained Interests
	2014	2013
Balances, January 1	$2,531	$3,336
Gain included in earnings	194	1,985
Collections	(870)	(770)
Balances, March 31	$1,855	$4,551

During the three months ended March 31, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2014.

Retained interest fair value (in thousands)			$1,855
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	37.60% - 73.40% (55.00%)	Next 10 Months
Loans in Foreclosure	100%	37.60% - 73.40% (55.00%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.50% - 3.96%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.1 - 0.5 (0.4)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.1 - 0.5 (0.4)	27.50% (27.50%)

NOTE 15. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $39,000 and $50,000 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 16. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

As discussed in Note 1, Orchid completed its IPO on February 20, 2013.  Bimini Capital owned 100% of the outstanding common stock of Orchid prior to the IPO, and approximately 29.38% immediately after the IPO. Orchid operates as a mortgage REIT and was formed in order to increase Bimini Capital’s assets under management to generate additional revenues to cover operating costs. Orchid entered into a management agreement with Bimini Advisors under which Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors receives a monthly management fee for these services.  Bimini Capital and Bimini Advisors acted as sponsors of the Orchid IPO and paid approximately $3.0 million of IPO related expenses during the three months ended March 31, 2013.  The Company did not provide any further financial or other support to Orchid.

As discussed in Note 1, Orchid completed two secondary offerings of its common stock during the three months ended March 31, 2014.  After the closing of these secondary offerings, at March 31, 2014 Bimini owns approximately 11.4% of the outstanding common stock of Orchid.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the three months ended March 31, 2014 and 2013.

($ in thousands)
	2014	2013
Net income (loss) attributable to Bimini Capital	$2,369	$(2,771)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for the sale of 2,360,000 common shares of Orchid	-	278
Decrease in Bimini Capital's paid-in capital for the sale of 5,270,000 common shares of Orchid	(1,018)	-
Change from net income (loss) attributable to Bimini Capital and transfers from noncontrolling interest	$1,351	$(2,493)

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

The following is a roll forward of the noncontrolling interest during the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013
Balance, January 1	$31,615	$-
Issuance of common shares of Orchid Island Capital, Inc.	63,517	35,122
Net income attributed to noncontrolling interest	2,954	561
Cash dividends paid to noncontrolling interest	(2,920)	(319)
Balance, March 31	$95,166	$35,364

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

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through March 31, 2014, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheet at March 31, 2014 and December 31, 2013 (excluding intercompany balances).

(in thousands)
	March 31, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$689,163	$335,775
Unpledged	58,594	15,448
Total mortgage-backed securities	747,757	351,223
Cash and cash equivalents	43,568	8,169
Restricted cash	4,096	2,446
Accrued interest receivable	2,875	1,559
Derivative asset, at fair value	1,549	-
Other assets	292	179
Total Assets	$800,137	$363,576

LIABILITIES:
Repurchase agreements	$651,246	$318,557
Payable for unsettled securities purchased	39,503	-
Accrued interest payable	117	91
Other liabilities	1,730	80
Total Liabilities	$692,596	$318,728

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the three months ended March 31, 2014 and for the period beginning February 20, 2013 (the date of its IPO) through March 31, 2013 which are reflected in our consolidated statements of operations for the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013
Interest income	$3,783	$1,031
Interest expense	(411)	(137)
Net interest income	3,372	894
Unrealized gains on mortgage-backed securities	1,540	512
Realized gains on mortgage-backed securities	911	100
Losses on derivative financial instruments	(1,693)	(484)
Net portfolio income	4,130	1,022

Expenses:
Directors' fees and liability insurance	84	42
Audit, legal and other professional fees	73	45
Direct REIT operating expenses	45	39
Other administrative	30	12
Total expenses	232	138

Net income	$3,898	$884

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Consolidation of Orchid Island Capital, Inc.

Subsequent to Orchid’s IPO and as of March 31, 2014, management has concluded Orchid is a VIE, as defined in generally accepted accounting principles, because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through March 31, 2014, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of March 31, 2014, Bimini owned 11.4% of the outstanding common stock of Orchid.

The noncontrolling interests reported in the Company’s consolidated financial statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interests is presented in the equity section of the consolidated balance sheet, separate from equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

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

During the three months ended March 31, 2014, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then for a total amount of $1.395 per share of its common stock during 2013 and $0.54 during the three months ended March 31, 2014.

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Net Income (Loss) Summary

Consolidated net income for the three months ended March 31, 2014 was $2.4 million, or $0.20 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $2.8 million, or $0.26 basic and diluted loss per share of Class A Common Stock, for the three months ended March 31, 2013.

The components of net income (loss) for the three months ended March 31, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	2014	2013	Change
Net portfolio interest	$3,661	$1,279	$2,382
Interest expense on junior subordinated notes	(243)	(247)	4
Gains (losses) on MBS and Eurodollar futures	921	(887)	1,808
Net portfolio income	4,339	145	4,194
Other income	184	1,982	(1,798)
Expenses, including income taxes	800	(4,337)	5,137
Net income (loss)	5,323	(2,210)	7,533
Less: Income attributable to noncontrolling interests	2,954	561	2,393
Net income (loss) attributable to Bimini Capital Management, Inc.	$2,369	$(2,771)	$5,140

As described below, “other income” includes gains on fair value adjustments on retained interests in securitizations.

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically Eurodollar futures contracts and an interest rate swaption, to hedge the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each Eurodollar contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate.  We currently have one interest rate swaption agreement in place, giving us the option to enter into a swap covering future periods.

The Company has not elected to designate its derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the “FASB”), Accounting Standards Codification, (“ASC”), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company’s consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments. In the future, the Company may use other derivative instruments to hedge its interest expense and/or elect to designate its derivative holdings for hedge accounting treatment.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of March 31, 2014, the Company has Eurodollar futures contracts in place through 2018. Since the Company has taken short positions on these contracts, when interest rates move higher the value of our short position may increase in value. The opposite would be true if interest rates were to decrease. Adjusting our interest expense for the periods presented by the gains on all Eurodollar futures would not accurately reflect our economic interest expense for these periods. As of March 31, 2014, we currently have one interest rate swaption agreement in place, covering periods beginning in 2015 through 2020.  As such, the loss reported in the March 31, 2014 consolidated statement of operations on the interest rate swaption related to future periods.

For each period presented, the Company has combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on repurchase agreements and junior subordinated notes to reflect total expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income.

However, under ASC 815, because the Company has not elected hedging treatment, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period — covering the current period as well as future periods.

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

The Company’s presentation of the economic value of its hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the Company calculates them. Second, while the Company believes that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of the Company’s investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments - Recognized in Income Statement (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2014	$(1,693)	$(24)	$(1,717)
December 31, 2013	729	(38)	691
September 30, 2013	(2,283)	(167)	(2,450)
June 30, 2013	6,841	230	7,071
March 31, 2013	(481)	6	(475)

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2014	$(136)	$(109)	$(245)
December 31, 2013	(153)	(94)	(247)
September 30, 2013	(121)	(79)	(200)
June 30, 2013	(79)	(105)	(184)
March 31, 2013	(121)	(101)	(222)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2014	$(1,557)	$85	$(1,472)
December 31, 2013	882	56	938
September 30, 2013	(2,162)	(88)	(2,250)
June 30, 2013	6,920	335	7,255
March 31, 2013	(360)	107	(253)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges	Basis	Basis	Basis
Three Months Ended
March 31, 2014	$4,116	$454	$136	$590	$3,662	$3,526
December 31, 2013	3,021	343	153	496	2,678	2,525
September 30, 2013	2,768	329	121	450	2,438	2,317
June 30, 2013	2,480	361	79	440	2,119	2,040
March 31, 2013	1,526	247	121	368	1,279	1,158

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis	Basis	Hedges	Basis	Basis	Basis
Three Months Ended
March 31, 2014	$3,662	$3,526	$243	$(109)	$352	$3,419	$3,174
December 31, 2013	2,678	2,525	249	(94)	343	2,429	2,182
September 30, 2013	2,438	2,317	251	(80)	331	2,187	1,986
June 30, 2013	2,119	2,040	248	(105)	353	1,871	1,687
March 31, 2013	1,279	1,158	247	(101)	348	1,032	810

Net Portfolio Income

During the three months ended March 31, 2014, the Company generated $3.7 million of net portfolio interest income, consisting of $4.1 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2013, the Company generated $1.3 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  The $2.6 million increase in interest income and $0.2 million increase in interest expense for the three months ended March 31, 2014 primarily reflects the deployment of the proceeds from Orchid’s January and March 2014 common stock offerings into the RMBS portfolio on a leveraged basis.

The Company’s economic interest expense on repurchase liabilities for the three months ended March 31, 2014 and 2013 was $0.6 million and $0.4 million, respectively, resulting in $3.5 million and $1.2 million of economic net portfolio interest income, respectively.

During the three months ended March 31, 2014, Bimini Capital generated $0.29 million of net portfolio interest income, consisting of $0.33 million of interest income from MBS assets offset by $0.04 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2013, Bimini Capital generated $0.07 million of net portfolio interest income, consisting of $0.11 million of interest income from MBS assets offset by $0.05 million of interest expense on repurchase liabilities.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on
	MBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	MBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	Securities	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2014	$601,441	$4,116	2.74%	$533,008	$454	$590	0.34%	0.44%
December 31, 2013	380,341	3,021	3.18%	345,068	343	496	0.40%	0.57%
September 30, 2013	375,950	2,768	2.94%	341,468	329	450	0.39%	0.53%
June 30, 2013	392,429	2,480	2.53%	350,714	361	440	0.41%	0.50%
March 31, 2013	286,226	1,526	2.13%	252,763	247	368	0.39%	0.58%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2014	$3,662	$3,526	2.40%	2.30%
December 31, 2013	2,678	2,525	2.78%	2.61%
September 30, 2013	2,438	2,317	2.55%	2.41%
June 30, 2013	2,119	2,040	2.12%	2.03%
March 31, 2013	1,279	1,158	1.74%	1.55%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 35 and 36 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the tables on page 36 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities Divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS Securities.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $4.1 million for the three months ended March 31, 2014 and $1.5 million for the three months ended March 31, 2013.  Average MBS holdings were $601.4 million and $286.2 million for the three months ended March 31, 2014 and 2013, respectively. The $2.6 million increase in interest income was due to a $315.2 million increase in average MBS holdings, combined with a 61 basis point increase in yields.  The increase in average MBS during the three months ended March 31, 2014 reflects the deployment of the proceeds of Orchid’s two common stock offerings during 2014.

Interest income for Bimini Capital was $0.33 million for the three months ended March 31, 2014 and $0.11 million for the three months ended March 31, 2013.  Average MBS holdings were $52.0 million and $48.4 million for the three months ended March 31, 2014 and 2013, respectively. The $0.2 million increase in interest income was due to a combination of a 164 basis point increase in yields and a $3.5 million increase in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
March 31, 2014	$564,540	$36,901	$601,441	$4,852	$(736)	$4,116	3.44%	(7.97)%	2.74%
December 31, 2013	355,868	24,473	380,341	3,011	10	3,021	3.38%	0.16%	3.18%
September 30, 2013	352,252	23,698	375,950	2,704	64	2,768	3.07%	1.07%	2.94%
June 30, 2013	366,862	25,567	392,429	2,805	(325)	2,480	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,714	(188)	1,526	2.56%	(4.13)%	2.13%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $533.0 million and $252.8 million, generating interest expense of $0.5 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively.  Our average cost of funds was 0.34% and 0.39% for three months ended March 31, 2014 and 2013, respectively.  There was an 5 basis point decrease in the average cost of funds and a $280.2 million increase in average outstanding repurchase agreements during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  The increase in average outstanding repurchase agreements reflects the investment by Orchid of the proceeds from its two common stock offerings during 2014, on a leveraged basis.

The Company’s economic interest expense was $0.6 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively. There was a 14 basis point decrease in the average economic cost of funds to 0.44% for the three months ended March 31, 2014 from 0.58% for the three months ended March 31, 2013.

Average outstanding repurchase agreements for Bimini Capital were $48.1 million and total interest expense was $0.04 million for the three months ended March 31, 2014.  During the three months ended March 31, 2013, average outstanding repurchase agreements for Bimini Capital were $42.6 million and total interest expense was $0.05 million.  Bimini Capital’s average cost of funds was 0.36% and 0.43% for the three months ended March 31, 2014 and 2013, respectively.

Bimini Capital’s economic interest expense was $0.15 million and $0.10 million for the three months ended March 31, 2014 and 2013, respectively. There was a 28 basis point increase in the average economic cost of funds to 1.24% for the three months ended March 31, 2014 from 0.96% for the three months ended March 31, 2013.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 18 basis points above the average one-month LIBOR and 9 basis points below the average six-month LIBOR for the quarter ended March 31, 2014.  The Company’s average economic cost of funds was 28 basis points above the average one-month LIBOR and 10 basis points above the average six-month LIBOR for the quarter ended March 31, 2014. The average term to maturity of the outstanding repurchase agreements increased from 15 days at December 31, 2013 to 24 days at March 31, 2014.

The table below presents the consolidated average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2014	$533,008	$454	$590	0.34%	0.44%
December 31, 2013	345,068	343	496	0.40%	0.57%
September 30, 2013	341,468	329	450	0.39%	0.53%
June 30, 2013	350,714	361	440	0.41%	0.50%
March 31, 2013	252,763	247	368	0.39%	0.58%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.40%	0.21%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.34%	0.13%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.30%	0.07%
March 31, 2013	0.21%	0.48%	0.18%	(0.09)%	0.37%	0.10%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.24 million for the three months ended March 31, 2014 compared to $0.25 million for the comparable period in 2013.  The average rate of interest paid for the three months ended March 31, 2014 was 3.74% compared to 3.80% for the comparable period in 2013.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2014, the interest rate was 3.73%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013	Change
Realized gains on sales of MBS	$1,069	$60	$1,009
Unrealized gains (losses) on MBS	1,568	(472)	2,040
Total gains (losses) on MBS	2,637	(412)	3,049
Losses on Eurodollar futures	(1,561)	(476)	(1,085)
Gains on retained interests	194	1,985	(1,791)
Loss on payer swaption	(156)	-	(156)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the three months ended March 31, 2014, the Company received proceeds of $155.1 million from the sales of MBS compared to $68.2 million and for the three months ended March 31, 2013.

The increase in sales volume reflects the repositioning of our portfolio following Orchid’s two equity offerings in the first quarter of 2014.  The net realized and unrealized gains on RMBS for the three months ended March 31, 2014 and 2013 were the result of sales executed to replace securities which no longer offered attractive risk adjusted returns with those that did.  Losses on Eurodollar futures contracts reflect the declining LIBOR during the three months ended March 31, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
Three Months Ended,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the three months ended March 31, 2014, the Company recorded gains on retained interests of $0.20 million compared to gains of $2.0 million and for the three months ended March 31, 2013.

Operating Expenses

For the three months ended March 31, 2014, the Company’s total operating expenses were approximately $1.4 million compared to approximately $4.3 million for the three months ended March 31, 2013.   The table below presents a breakdown of operating expenses for the three months ended March 31, 2014 and 2013.

(in thousands)
	2014	2013	Change
Compensation and benefits	$446	$431	$15
Legal fees	179	87	92
Accounting, auditing and other professional fees	221	270	(49)
Directors’ fees and liability insurance	241	168	73
Direct REIT operating expenses	115	135	(20)
Other G&A expenses	155	168	(13)
Orchid Island Capital, Inc. IPO expenses(1)	-	3,042	(3,042)
	$1,357	$4,301	$(2,944)

(1)
Consists of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2014, the Company’s MBS portfolio consisted of $813.5 million of agency or government MBS at fair value and had a weighted average coupon of 4.12%.  During the three  months ended March 31, 2014, the Company received principal repayments of $11.1 million compared to $10.1 million for the comparable period ended March 31, 2013.  The average prepayment speeds for the quarters ended March 31, 2014 and 2013 were 9.8% and 23.9%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2014	3.9	16.0	9.8
December 31, 2013	5.1	19.2	11.0
September 30, 2013	7.1	30.1	15.1
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9

The following tables summarize certain characteristics of the Company’s PT MBS and structured MBS as of March 31, 2014 and December 31, 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2014
Adjustable Rate MBS	$4,697	0.6%	4.10%	242	1-Sep-35	1.93	10.16%	2.00%
Fixed Rate MBS	684,558	84.1%	4.26%	310	1-Apr-44	NA	NA	NA
Hybrid Adjustable Rate MBS	76,523	9.4%	2.57%	347	1-Aug-43	106.03	7.57%	1.99%
Total PT MBS	765,778	94.1%	4.09%	313	1-Apr-44	100	7.72%	1.99%
Interest-Only Securities	36,728	4.5%	4.30%	267	15-Dec-40	NA	NA	NA
Inverse Interest-Only Securities	11,034	1.4%	6.03%	308	15-Dec-40	NA	2.56%	NA
Total Structured MBS	47,762	5.9%	4.70%	276	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$813,540	100.0%	4.12%	311	1-Apr-44	NA	NA	NA
December 31, 2013
Adjustable Rate MBS	$5,334	1.4%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate MBS	267,481	68.7%	3.99%	314	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate MBS	90,487	23.2%	2.61%	349	1-Aug-43	108.23	7.61%	1.99%
Total PT MBS	363,302	93.3%	3.65%	322	1-Dec-43	102.41	7.75%	1.99%
Interest-Only Securities	20,443	5.3%	4.36%	262	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,596	1.4%	5.91%	316	15-Dec-40	NA	6.07%	NA
Total Structured MBS	26,039	6.7%	4.69%	274	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$389,341	100.0%	3.72%	318	1-Dec-43	NA	NA	NA

($ in thousands)
	March 31, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$439,911	54.07%	$236,660	60.78%
Freddie Mac	347,693	42.74%	133,689	34.34%
Ginnie Mae	25,936	3.19%	18,992	4.88%
Total Portfolio	$813,540	100.00%	$389,341	100.00%

	March 31, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$106.57	$105.64
Weighted Average Structured Purchase Price	$9.01	$7.52
Weighted Average Pass Through Current Price	$105.88	$102.71
Weighted Average Structured Current Price	$13.02	$12.15
Effective Duration (1)	3.881	4.116

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.881 indicates that an interest rate increase of 1.0% would be expected to cause a 3.881% decrease in the value of the MBS in the Company’s investment portfolio at March 31, 2014.  An effective duration of 4.116 indicates that an interest rate increase of 1.0% would be expected to cause a 4.116% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the three months ended March 31, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$563,450	$107.14	3.07%	$296,049	$105.15	2.07%
Structured MBS	24,284	14.33	(4.73)%	18,809	14.21	0.76%

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

The Company faces the risk that the market value of its PT MBS assets will increase or decrease at different rates than that of its structured MBS or liabilities, including its hedging instruments. Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. The Company generally calculates duration and effective duration using various third party models or obtains these quotes from third parties.  However, empirical results and various third party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$4,698	$6	$(30)	$(53)	0.13%	(0.65)%	(1.14)%
Hybrid Adjustable Rate MBS	76,523	3,412	(4,714)	(9,587)	4.46%	(6.16)%	(12.53)%
Fixed Rate MBS	684,558	26,981	(41,219)	(82,983)	3.94%	(6.02)%	(12.12)%
Interest-Only MBS	36,728	(11,137)	9,519	12,963	(30.32)%	25.92%	35.29%
Inverse Interest-Only MBS	11,034	(1,314)	(732)	(2,641)	(11.91)%	(6.64)%	(23.93)%
Total MBS Portfolio	$813,541	$17,948	$(37,176)	$(82,301)	2.21%	(4.57)%	(10.12)%

($ in thousands)
	Notional	$ Change in Fair Value					% Change in Fair Value
	Amount(1)	-100BPS		+100BPS		+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$6,250,000	$(12,917)		$15,625		$31,250	(0.84)%	1.02%	2.04%
Junior Subordinated Debt Hedges	260,000	(347)		650		1,300	(0.54)%	1.01%	2.02%
	6,510,000	(13,264)	-	16,275	-	32,550	(0.83)%	1.02%	2.04%
Payer Swaption
Repurchase Agreement Hedges	100,000	(1,220)		$3,207		$7,805	(1.22)%	3.21%	7.80%

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts and payer swaption outstanding.

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

Repurchase Agreements

As of March 31, 2014, the Company had established borrowing facilities in the repurchase agreement market with 13 counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of March 31, 2014, we had funding in place with  all 13 of the counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2014, the Company had obligations outstanding under the repurchase agreements of approximately $712.6 million with a net weighted average borrowing cost of 0.35%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 2 to 91 days, with a weighted average maturity of 24 days.  Securing the repurchase agreement obligation as of March 31, 2014 are MBS with an estimated fair value, including accrued interest, of $756.2 million and a weighted average maturity of 313 months. Through May 14, 2014, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2014 with maturities through October 3, 2014.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2014 and 2013.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2014	$712,620	$533,008	$179,612	33.70	%(1)
December 31, 2013	353,396	345,068	8,328	2.41%
September 30, 2013	336,739	341,468	(4,729)	(1.38)%
June 30, 2013	346,197	350,714	(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(2)

(1)
The higher ending balance relative to the average balance during the quarter ended March 31, 2014 reflects the deployment of the proceeds, on a leveraged basis, of Orchid’s January and March 2014 equity offerings.  During the quarter ended March 31, 2014, the Company’s investment in PT RMBS increased $402.5 million.

(2)
The higher ending balance relative to the average balance during the quarter ended March 31, 2013 reflects the deployment of the proceeds, on a leveraged basis, of Orchid’s IPO.  During the quarter ended March 31, 2013, the Company’s investment in PT RMBS increased $219.3 million.

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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis.  At March 31, 2014, the weighted average haircut our repurchase agreement counterparties required us to hold was approximately 5.4% of the estimated fair value of the underlying collateral.

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

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our operations via repurchase agreements.  As of March 31, 2014, the Company had cash and cash equivalents of $46.7 million.  We generated cash flows of $13.8 million from principal and interest payments on our MBS portfolio and $0.9 million from retained interests and had average repurchase agreements outstanding of $533.0 million during the year ended March 31, 2014.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of March 31, 2014.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$712,620	$-	$-	$-	$712,620
Interest expense on repurchase agreements(1)	297	-	-	-	297
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,025	1,971	1,968	16,456	21,420
Payable for unsettled securities purchased	39,503	-	-	-	39,503
Totals	$753,445	$1,971	$1,968	$42,456	$799,840

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2014 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Orchid Island Capital Inc.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed IPO of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its IPO of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for the underwriting, legal and other costs associated with the offering.  During the year ended December 31, 2013, the Company incurred costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Although Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering, the time frame for this recovery will extend into future periods and Bimini Capital’s stockholders’ equity and profitability was negatively impacted in the near term. To the extent Orchid is able to increase its capital base over time, Bimini Capital will benefit via increased management fees.

During the three months ended March 31, 2014, Orchid completed two secondary offerings of its common stock. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time, as a result Bimini Advisors will begin to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.

The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to Bimini Advisors.  Bimini will also continue to share in distributions, if any, paid by Orchid to its stockholders.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has slowly recovered, home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures are slowly being worked off.  The combination of recovering home prices, attractive financing levels – albeit with still tight lending standards - and decreasing liquidations of home via foreclosures have resulted in an acceleration in refinancing activity.  See “Risk Factors — Risks Related to Our Business — We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the FHFA’s proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.”

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency MBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency MBS and rolling over maturing Treasury bonds at auction. On January 29, 2014, March 19, 2014 and April 30, 2014, the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency MBS and Treasury bonds to take effect in February, April and May 2014, respectively. The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

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

Although long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as the U.S. economic recovery and inflation rates remain tepid. If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

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

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency MBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than pass-through Agency MBS, particularly pass-through Agency MBS backed by fixed-rate mortgages.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar futures contracts of interest rate swaptions.

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

GAAP requires the Company’s management to make complex and subjective decisions and assessments.  The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2013.

Capital Expenditures

At March 31, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014, a Stipulation of Partial Discontinuance was filed with the court that dismissed all claims between and among Hildene and BNYM.  Bimini anticipates that an additional Stipulation of Discontinuance will be filed shortly that will dismiss all claims between and among PreTSL XX and BNYM.  The parties have substantially completed discovery and anticipate that summary judgment motions will be filed shortly.  A trial date for the action has not yet been scheduled. Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 12, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in its Form 8-K, filed with the Commission on February 19, 2014, the Company issued a total of 500,000 shares of fully vested Class A Common Stock to its executive officers under the terms of the 2011 Long Term Incentive Plan.  The Shares were issued as part of the bonus compensation that was paid to the executive officers with respect to services they performed during 2013 and were valued at $0.38 per share, which was the closing market price of the Class A Common Stock on the day the Company’s Compensation Committee set the bonuses.  In addition, the executive officers received cash bonuses totaling $232,000 which, at each officers’ election, could be used to purchase newly issued shares directly from the Company. Under this election, the officers purchased 257,895 shares of the Company’s common stock for total consideration of $98,000.  The securities described above were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of Securities Act of.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No

31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Instance Document***
101.SCH	Taxonomy Extension Schema Document***
101.CAL	Taxonomy Extension Calculation Linkbase Document***
101.DEF	Additional Taxonomy Extension Definition Linkbase Document***
101.LAB	Taxonomy Extension Label Linkbase Document***
101.PRE	Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith
***
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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 14, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 14, 2014	By:	B. Hunter Haas IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)