Form 10-Q
period 2014-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2014-08-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 8, 2014	12,313,758
Class B Common Stock, $0.001 par value	August 8, 2014	31,938
Class C Common Stock, $0.001 par value	August 8, 2014	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$907,677,107	$372,102,248
Unpledged	43,963,577	17,238,710
Total mortgage-backed securities	951,640,684	389,340,958
Cash and cash equivalents	37,162,543	11,959,292
Restricted cash	3,992,200	2,557,165
Retained interests in securitizations	3,135,010	2,530,834
Accrued interest receivable	4,089,321	1,720,726
Property and equipment, net	3,643,358	3,663,437
Derivative asset, at fair value	1,199,700	-
Deferred tax assets, net	2,154,025	-
Other assets	2,994,415	2,755,234
Total Assets	$1,010,011,256	$414,527,646

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$854,026,395	$353,396,075
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled security purchased	6,828,538	-
Accrued interest payable	360,506	142,055
Other liabilities	2,338,510	826,660
Total Liabilities	890,358,389	381,169,230

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock	-	-
Common stock	12,359	11,574
Additional paid-in capital	334,108,498	334,810,312
Accumulated deficit	(327,379,125)	(333,078,313)
Stockholders’ equity	6,741,732	1,743,573
Noncontrolling interests	112,911,135	31,614,843
Total Equity	119,652,867	33,358,416
Total Liabilities and Equity	$1,010,011,256	$414,527,646

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the consolidated balance sheets above. See Note 15 for additional information on our consolidated VIE.

ASSETS:
Mortgage-backed securities	$876,004,251	$351,222,512
Cash and cash equivalents and restricted cash	36,868,745	10,615,027
Accrued interest receivable and other assets	5,513,490	1,738,508
LIABILITIES:
Repurchase agreements	783,700,849	318,557,054
Payable for unsettled securities purchased	6,828,538	-
Accrued interest payable and other liabilities	2,015,928	171,721
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Interest income	$11,235,494	$4,005,840	$7,119,482	$2,479,678
Interest expense	(1,182,616)	(607,559)	(728,277)	(360,853)
Net interest income, before interest on junior subordinated notes	10,052,878	3,398,281	6,391,205	2,118,825
Interest expense on junior subordinated notes	(488,517)	(495,565)	(245,334)	(248,367)
Net interest income	9,564,361	2,902,716	6,145,871	1,870,458
Unrealized gains (losses) on mortgage-backed securities	11,266,428	(10,885,051)	9,698,117	(10,412,972)
Realized gains (losses) on mortgage-backed securities	4,049,477	(873,987)	2,980,121	(933,940)
(Losses) gains on derivative instruments	(7,590,975)	6,596,069	(5,873,958)	7,071,631
Net portfolio income (deficiency)	17,289,291	(2,260,253)	12,950,151	(2,404,823)

Other income:
Gains (losses) on retained interests in securitizations	2,446,586	1,755,179	2,252,897	(229,647)
Gains on release of loan loss reserves	-	3,037,260	-	3,037,260
Other expense	(20,253)	(8,716)	(10,125)	(6,237)
Total other income	2,426,333	4,783,723	2,242,772	2,801,376

Expenses:
Compensation and related benefits	1,357,307	852,971	911,134	421,727
Directors' fees and liability insurance	543,512	390,707	302,950	222,305
Orchid Island Capital, Inc. IPO expenses	-	3,042,333	-	546
Audit, legal and other professional fees	1,088,791	722,942	688,541	366,226
Direct REIT operating expenses	229,316	233,672	114,133	98,767
Other administrative	391,075	342,231	236,354	174,603
Total expenses	3,610,001	5,584,856	2,253,112	1,284,174

Net income (loss) before income tax (benefit) provision	16,105,623	(3,061,386)	12,939,811	(887,621)
Income tax (benefit) provision	(2,131,758)	39,386	25,601	3,386

Net income (loss)	18,237,381	(3,100,772)	12,914,210	(891,007)
Less: Income (loss) attributable to noncontrolling interests	12,538,193	(530,963)	9,584,234	(1,091,947)

Net Income (Loss) attributable to Bimini Capital stockholders	$5,699,188	$(2,569,809)	$3,329,976	$200,940

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.47	$(0.24)	$0.27	$0.02
CLASS B COMMON STOCK
Basic and Diluted	$0.47	$(0.24)	$0.27	$0.02
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,071,977	10,626,491	12,294,879	10,984,756
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2014

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2014	$11,574	$334,810,312	$(333,078,313)	$31,614,843	$33,358,416
Net income	-	-	5,699,188	12,538,193	18,237,381
Issuance of common shares of
Orchid Island Capital, Inc.	-	(1,004,447)	-	76,120,369	75,115,922
Cash dividends paid to
noncontrolling interests	-	-	-	(7,378,350)	(7,378,350)
Issuance of Class A common shares
for equity plan exercises	527	204,891	-	-	205,418
Amortization of equity plan compensation	-	-	-	16,080	16,080
Class A common shares sold
directly to employees	258	97,742	-	-	98,000

Balances, June 30, 2014	$12,359	$334,108,498	$(327,379,125)	$112,911,135	$119,652,867
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,237,381	$(3,100,772)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation and equity plan amortization	221,498	40,744
Depreciation	54,629	60,545
Deferred income tax benefit	(2,154,025)	-
(Gains) losses on mortgage-backed securities	(15,315,905)	11,759,038
Gains on retained interests in securitizations	(2,446,586)	(1,755,179)
Gains on release of loan loss reserves	-	(3,037,260)
Realized and unrealized losses on interest rate swaptions	1,285,300	-
Changes in operating assets and liabilities:
Accrued interest receivable	(2,368,595)	(867,636)
Other assets	(239,673)	308,535
Accrued interest payable	218,451	(22,028)
Other liabilities	245,850	(124,413)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,261,675)	3,261,574

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,003,577,756)	(460,089,739)
Sales	434,601,973	214,734,292
Principal repayments	28,820,992	20,974,437
Payments received on retained interests in securitizations	1,842,410	1,628,594
Increase in restricted cash	(1,435,035)	(8,470,313)
Purchases of property and equipment	(34,550)	(10,940)
Purchase of interest rate swaptions, net of margin cash received	(1,219,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(541,000,966)	(231,233,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	3,523,211,129	1,972,626,965
Principal repayments on repurchase agreements	(3,022,580,809)	(1,776,723,801)
Issuance of common shares of Orchid Island Capital, Inc.	75,115,922	35,400,000
Cash dividends paid to noncontrolling interests	(7,378,350)	(1,274,399)
Class A common shares sold directly to employees	98,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	568,465,892	230,028,765

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,203,251	2,056,670
CASH AND CASH EQUIVALENTS, beginning of the period	11,959,292	6,592,561
CASH AND CASH EQUIVALENTS, end of the period	$37,162,543	$8,649,231

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,452,682	$1,125,152
Income taxes	$22,267	$39,386

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY:
Security acquired settled in later period	$6,828,538	$-
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  During 2014, Orchid has completed additional offerings of its common stock, and through June 30, 2014, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

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

At the time of Orchid’s IPO and as of June 30, 2014, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through June 30, 2014, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in the Company’s Consolidated Financial Statements, net loss attributable to Bimini Capital stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our Consolidated Balance Sheets and our Consolidated Statement of Equity within the equity section but separate from the stockholders’ equity.

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

As further described in Note 7, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to ASC 810, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Liquidity

Material losses incurred by the Company in 2006 and 2007 attributable to the former mortgage origination operations of MortCo significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. Litigation costs stemming from both the former operations of MortCo and Bimini Capital itself caused the Company’s overhead to be high in relation to its portfolio size. The smaller capital base made it difficult to generate sufficient net interest income to cover expenses.

Beginning in 2007, to respond to the losses and their impact on our capital base, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing several efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the year ended December 31, 2013.  Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they were expensed in the Company’s consolidated statement of operations. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time. As a result, in accordance with the management agreement between Bimini Advisors and Orchid,  Bimini Advisors will begin to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini Capital will continue to share in distributions, if any, paid by Orchid to its stockholders.

At June 30, 2014, the Company had cash and cash equivalents of approximately $37.2 million, an MBS portfolio of approximately $951.6 million and equity capital base of approximately $119.7 million, including approximately $6.7 million attributable to the stockholders of Bimini Capital and $112.9 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $37.7 million from principal and interest payments on its MBS portfolio and approximately $1.8 million from retained interests in securitizations during the six months ended June 30, 2014. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flow from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less. Restricted cash of approximately $3,992,000 and approximately $2,557,000 at June 30, 2014 and December 31, 2013, respectively, represents cash held by a broker as margin on Eurodollar futures contracts.

The Company maintains cash balances at three banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures up to $250,000 per depositor at each financial institution. At June 30, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $36.1 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company uses large, well-known bank and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans (collectively, “MBS”). These investments meet the requirements to be classified as available for sale under ASC 320-10-25, Debt and Equity Securities (which requires the securities to be carried at fair value on the balance sheet with changes in fair value charged to other comprehensive income, a component of stockholders’ equity). However, the Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Retained Interests in Securitizations

From 2004 to 2006, MortCo participated in securitization transactions as part of its mortgage origination business. Retained interests in the securitization transactions were initially recorded at their fair value when issued by MortCo. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management’s best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

Holding derivatives creates exposure to credit risk related to the potential for failure on the part of counterparties to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement.  To mitigate this risk, the Company uses well-established commercial banks as counterparties.

Financial Instruments

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Eurodollar futures contracts, interest rate swaptions, retained interests in securitization transactions and mortgage loans held for sale are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of  June 30, 2014 and December 31, 2013, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 7 to the consolidated financial statements.

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

Earnings Per Share

The Company follows the provisions of FASB ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in dividend distributions to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ending December 31, 2013, Orchid has qualified and elected to be taxed as a REIT, and filed a REIT tax return separate from Bimini Capital.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At June 30, 2014, management believes that the Company has complied with Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 11, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital and Orchid.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU is not expected to materially impact the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU is effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the adoption of this ASU did not have a material impact on the Company’s consolidated financial results.

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

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The objective of this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. The amendments in ASU 2013-04 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2014 and December 31, 2013:

(in thousands)
	June 30, 2014	December 31, 2013
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$75,734	$90,487
Adjustable-rate Mortgages	4,650	5,334
Fixed-rate Mortgages	820,831	267,481
Total Pass-Through MBS	901,215	363,302
Structured MBS:
Interest-Only Securities	39,608	20,443
Inverse Interest-Only Securities	10,818	5,596
Total Structured MBS	50,426	26,039
Total	$951,641	$389,341

Included in the table above at June 30, 2014 are $876.0 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of June 30, 2014 and December 31, 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2014	December 31, 2013
Less than one year	$16	$46
Greater than five years and less than ten years	1,134	1,520
Greater than or equal to ten years	950,491	387,775
Total	$951,641	$389,341

The Company generally pledges its MBS assets as collateral under repurchase agreements.  At June 30, 2014 and December 31, 2013, the Company had unpledged securities totaling $44.0 million and $17.2 million, respectively.  The unpledged balance at June 30, 2014 includes an unsettled security purchase with a fair value of approximately $6.8 million that will be pledged as collateral under a repurchase agreement on its respective settlement date in July 2014.

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of June 30, 2014 and  December 31, 2013:

(in thousands)
Series	Issue Date	June 30, 2014	December 31, 2013
HMAC 2004-1	March 4, 2004	$19	$-
HMAC 2004-2	May 10, 2004	589	-
HMAC 2004-3	June 30, 2004	977	1,518
HMAC 2004-4	August 16, 2004	1,192	654
HMAC 2004-5	September 28, 2004	358	359
Total		$3,135	$2,531

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2014, the Company had outstanding repurchase agreement obligations of approximately $854.0 million with a net weighted average borrowing rate of 0.35%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $911.1 million.  As of December 31, 2013, the Company had outstanding repurchase agreement obligations of approximately $353.4 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $373.4 million.

As of June 30, 2014 and December 31, 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$643,035	$262,977	$5,052	$911,064
Repurchase agreement liabilities associated with
these securities	$-	$605,018	$244,279	$4,729	$854,026
Net weighted average borrowing rate	-	0.35%	0.34%	0.38%	0.35%
December 31, 2013
Fair value of securities pledged, including accrued
interest receivable	$-	$357,338	$16,081	$-	$373,419
Repurchase agreement liabilities associated with
these securities	$-	$337,977	$15,419	$-	$353,396
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

As of June 30, 2014, the outstanding repurchase obligations of the consolidated VIE included in the table above was $783.7 million.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2014 and December 31, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $56.7 million and $19.9 million, respectively.  At June 30, 2014, the Company did not have an amount at risk with any repurchase agreement counterparty greater than 10% of the Company’s equity.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	16.4%	11

At June 30, 2014 and December 31, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $4.2 million and $1.6 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital at June 30, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
June 30, 2014
ED&F Man Capital Markets Inc.	$1,520	22.5%	65
JVB Financial Group, LLC	788	11.7%	11
Suntrust Robinson Humphrey, Inc.	776	11.5%	28
December 31, 2013
Suntrust Robinson Humphrey, Inc.	$715	41.0%	3
JVB Financial Group, LLC	559	32.1%	21

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

 During the six months ended June 30, 2014, the Company was a party to interest rate swaption agreements.  At June 30, 2014, the Company had one outstanding swaption agreement which grants the Company the right but not the obligation to enter into an underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into a receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of June 30, 2014 and December 31, 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$3,992	$2,557
Payer swaption	Derivative assets, at fair value	1,200	-
		$5,192	$2,557
Liability
Payer swaption - Margin posted by counterparty	Other liabilities	$(1,266)	$-

The tables below present information related to the Company’s Eurodollar futures positions at June 30, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions (Consolidated)
As of June 30, 2014
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2015	0.65%	$580,000	$(795)	0.63%	$26,000	$(222)
2016	1.54%	586,500	150	1.58%	26,000	(50)
2017	2.46%	430,000	192	2.46%	26,000	(7)
2018	2.97%	420,000	(457)	2.92%	26,000	(3)
Total / Weighted Average	1.71%	$509,733	$(910)	1.75%	$26,000	$(282)

($ in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2014	0.40%	$262,500	$(189)	0.35%	$26,000	$(428)
2015	0.80%	275,000	(146)	0.80%	26,000	(176)
2016	1.90%	250,000	1,367	1.74%	26,000	9
2017	3.03%	250,000	2,291	-	-	-
2018	3.77%	250,000	1,575	-	-	-
Total / Weighted Average	2.02%	$257,353	$4,898	0.89%	$26,000	$(595)

The tables below present information related solely to Bimini Capital’s Eurodollar futures positions at June 30, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions (Parent-Only)
	Repurchase Agreement Funding Hedges
	June 30, 2014			December 31, 2013
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity	Rate	Amount	Equity(1)
2015	0.63%	$30,000	$(5)	-	$-	$-
2016	1.60%	36,500	(9)	-	-	-
2017	2.46%	30,000	(10)	-	-	-
2018	2.92%	30,000	(5)	-	-	-
Total / Weighted Average	1.75%	$31,857	$(29)	-	$-	$-

($ in thousands)
Eurodollar Futures Positions (Parent-Only)
	Junior Subordinated Debt Funding Hedges
	June 30, 2014			December 31, 2013
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity	Rate	Amount	Equity(1)
2014	-	$-	$-	0.35%	$26,000	$(428)
2015	0.63%	26,000	(222)	0.80%	26,000	(176)
2016	1.58%	26,000	(50)	1.74%	26,000	9
2017	2.46%	26,000	(7)	-	-	-
2018	2.92%	26,000	(3)	-	-	-
Total / Weighted Average	1.75%	$26,000	$(282)	0.89%	$26,000	$(595)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The table below presents information related to the Company’s interest rate swaption position at June 30, 2014.

($ in thousands)
	Option			Underlying Swap
					Fixed	Receive
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$1,520	$1,200	11.5	$100,000	2.38%	3 Month	5

Gain (Loss) From Derivative Instruments, Net

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Consolidated		Parent-Only
Six Months Ended June 30,	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(6,306)	$6,596	$(170)	$228
Payer swaptions	(1,285)	-	-	-
	$(7,591)	$6,596	$(170)	$228

(in thousands)
	Consolidated		Parent-Only
Three Months Ended June 30,	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(4,745)	$7,071	$(146)	$220
Payer swaptions	(1,129)	-	-	-
	$(5,874)	$7,071	$(146)	$220

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

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.

The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2014 and December 31, 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2014
Derivative asset - Payer swaption	$1,200	$-	$1,200	$-	$(1,200)	$-
December 31, 2013
Derivative asset	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments
	of Recognized	Offset in the	Presented in the	Posted as	Cash Posted	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2014
Repurchase Agreements	$854,026	$-	$854,026	$(854,026)	$-	$-
December 31, 2013
Repurchase Agreements	$353,396	$-	$353,396	$(353,396)	$-	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Notes 4 and 5 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

NOTE 7.  TRUST PREFERRED SECURITIES

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

As of June 30, 2014 and December 31, 2013, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2014, the interest rate was 3.73%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

The accompanying consolidated financial statements present Bimini Capital's BCTII Junior Subordinated Notes issued to the trust as a liability and Bimini Capital's investment in the common equity securities of BCTII as an asset (included in other assets).  For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTII as interest expense.

NOTE 8.  CAPITAL STOCK

At June 30, 2014 and December 31, 2013, Bimini Capital’s capital stock is comprised of the following:

	June 30, 2014	December 31, 2013
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of June 30, 2014 and December 31, 2013	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,295,182 shares issued and outstanding as of June 30, 2014 and 11,509,756 shares
issued and outstanding as of December 31, 2013	12,295	11,510
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2014 and December 31, 2013	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2014 and December 31, 2013	32	32

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued during the six and three months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Three Months Ended June 30,
Shares Issued Related To:	2014	2013	2014	2013
Directors' compensation	27,531	-	27,531	-
Vesting incentive plan shares(1)	500,000	16,204	-	-
Shares sold directly to employees(1)	257,895	-	-	-
Total shares of Class A Common Stock issued	785,426	16,204	27,531	-

(1)	See Note 9, Stock Incentive Plans, for details of these issuances.

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the six and three months ended June 30, 2014 and 2013.

NOTE 9.    STOCK INCENTIVE PLANS

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

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements. Compensation expense recognized for phantom shares was approximately $41,000 and $20,000 for the six and three months ended June 30, 2013, respectively.  During the six months ended June 30, 2014, there was no compensation expense recognized for the phantom share awards issued, as such awards were in settlement of the 2013 bonus liability accrued at December 31, 2013, as described below.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of Bimini’s phantom share activity during six months ended June 30, 2014 and 2013 is presented below:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	-	$-	367,844	$1.11
Granted during the period	500,000	0.38	-	-
Vested during the period	(500,000)	0.38	(16,204)	0.97
Nonvested, at June 30	-	$-	351,640	$1.12

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and do not affect the results of operations for the six and three months ended June 30, 2014.

A summary of Orchid’s incentive share activity during the six months ended June 30, 2014 is presented below:

		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining
	Shares	Fair Value	Life
Restricted common stock, at January 1, 2014	-	$-	-
Restricted common stock granted during the period	26,944	12.32	-
Vested during the period	(2,944)	13.06	-
Restricted common stock, at June 30, 2014	24,000	$12.23	2.8 Years

On April 25, 2014, Orchid’s Compensation Committee granted each of its non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors have all the rights of any other Orchid stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of Orchid prior to the respective vesting dates.  In June 2014, the non-employee directors also received a total of 2,944 shares of immediately vested stock awards as part of their compensation for service on Orchid’s board of directors. Compensation expense recognized for restricted shares was approximately $55,000 for both the six and three months ended June 30, 2014.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini Capital and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014,  Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNYM, and PreTSL XX and BNYM.  The parties have completed discovery and are currently briefing summary judgment motions.  A trial date for the action has not yet been scheduled.  Bimini Capital denies that the repurchase was improper and intends to continue to defend the suit vigorously.

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as MortCo, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “MortCo”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

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

NOTE 11.  INCOME TAXES

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

As of December 31, 2013, Bimini Capital had an estimated REIT tax net operating loss carryforward (“NOL carryforwards” or “NOLs”) of approximately $17.9 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years 2028 through 2033.

As discussed in Note 1, Orchid was a qualified REIT subsidiary of Bimini Capital until the closing of its IPO and all of its activities were included with the activities of Bimini Capital through that date.  Subsequent to the closing of its IPO, Orchid is taxed separately from Bimini Capital.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital, Orchid and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the six months ended June 30, 2014 and 2013, neither TRS had taxable income primarily due to the utilization of NOL carryforwards.

The TRS income tax (benefit) provision for the six and three months ended June 30, 2014 and 2013 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to an intangible asset and NOL carryforwards.

Bimini Advisors has available at June 30, 2014 estimated federal and Florida NOL carryforwards of approximately $2.3 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.  In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax assets related to the NOL carryforwards and the intangible asset at June 30, 2014 total approximately $2.2 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2013, the Company did not believe that it had sufficient positive evidence to conclude that the realization of its deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of the deferred tax assets.  During the six months ended June 30, 2014 the Company re-evaluated this position and determined that, due to increased projected management fee revenue and the ability to allocate certain overhead expenses to Orchid, there is sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets is more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $2.2 million related to the release of the valuation allowance.

As of June 30, 2014, MortCo has estimated federal NOL carryforwards of approximately $264.9 million and estimated available Florida NOLs of approximately $37.5 million, both of which begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at June 30, 2014 are approximately $95.3 million. As of June 30, 2014 and December 31, 2013, the Company did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s deferred tax assets.

NOTE 12.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2014 and 2013.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2014 and 2013.

Bimini Capital had dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2013. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2014 and 2013.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$5,684	$(2,562)	$3,321	$200
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,295	10,633	12,295	10,633
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	-	-	352
Effect of weighting	(223)	(7)	-	-
Weighted average shares-basic and diluted	12,072	10,626	12,295	10,985
Income (loss) per Class A common share:
Basic and diluted	$0.47	$(0.24)	$0.27	$0.02

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$15	$(8)	$9	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.47	$(0.24)	$0.27	$0.02

NOTE 13.   FAIR VALUE

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

MBS, retained interests, Eurodollar futures contracts and interest rate swaption were recorded at fair value on a recurring basis during the six and three months ended June 30, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Mortgage-backed securities	$951,641	$-	$951,641	$-
Eurodollar futures contracts	3,992	3,992	-	-
Retained interests	3,135	-	-	3,135
Payer swaption	1,200	-	1,200	-
December 31, 2013
Mortgage-backed securities	$389,341	$-	$389,341	$-
Eurodollar futures contracts	2,557	2,557	-	-
Retained interests	2,531	-	-	2,531

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2014 and 2013:

(in thousands)
	Retained Interests
	2014	2013
Balances, January 1	$2,531	$3,336
Gain included in earnings	2,447	1,755
Collections	(1,843)	(1,628)
Balances, June 30	$3,135	$3,463

During the six months ended June 30, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of June 30, 2014.

Retained interests fair value (in thousands)			$3,135
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	23.80% - 45.70% (34.50%)	Next 10 Months
Loans in Foreclosure	100%	23.80% - 45.70% (34.50%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.50% - 4.25%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	9.4 - 16.3 (10.7)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.5 - 15.6 (1.0)	27.50% (27.50%)

NOTE 14. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $52,000 and $67,000 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 15. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

As discussed in Note 1, Orchid completed its IPO on February 20, 2013.  Bimini Capital owned 100% of the outstanding common stock of Orchid prior to the IPO, and approximately 29.38% immediately after the IPO. Orchid operates as a mortgage REIT and was formed in order to increase Bimini Capital’s assets under management to generate additional revenues to cover operating costs. Orchid entered into a management agreement with Bimini Advisors under which Bimini Advisors will be responsible for administering the business activities and day-to-day operations of Orchid.  Bimini Advisors receives a monthly management fee for these services and, commencing as of July 1, 2014, reimbursement for certain overhead expenses.  Bimini Capital and Bimini Advisors acted as sponsors of the Orchid IPO and paid approximately $3.0 million of IPO related expenses during the six months ended June 30, 2013.  The Company did not provide any further financial support to Orchid in connection with its IPO.

As discussed in Note 1, Orchid completed additional offerings of its common stock during the six months ended June 30, 2014.  As a result of these offerings, at June 30, 2014 Bimini owns approximately 10.2% of the outstanding common stock of Orchid.

The table below presents the effects of the transactions above on the changes in equity attributable to Bimini Capital stockholders during the six months ended June 30, 2014 and 2013.

($ in thousands)
	2014	2013
Net income (loss) attributable to Bimini Capital	$5,699	$(2,570)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for the sale of 2,360,000 common shares of Orchid	-	278
Decrease in Bimini Capital's paid-in capital for the sale of 6,290,443 common shares of Orchid
and the effect of the 24,000 shares of unvested restricted shares of Orchid (see Note 9)	(1,004)	-
Change from net income (loss) attributable to Bimini Capital and transfers from noncontrolling interest	$4,695	$(2,292)

The noncontrolling interests reported in the Company’s consolidated financial statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interest is presented in the equity section of the consolidated balance sheets, separate from stockholders’ equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The following is a roll forward of the noncontrolling interest during the six months ended June 30, 2014 and 2013.

(in thousands)
	2014	2013
Balance, January 1	$31,615	$-
Issuance of common shares of Orchid Island Capital, Inc.	76,120	35,122
Net income attributed to noncontrolling interest	12,538	(531)
Amortization of Orchid Island Capital, Inc. equity plan compensation	16	-
Cash dividends paid to noncontrolling interest	(7,378)	(1,275)
Balance, June 30	$112,911	$33,316

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

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through June 30, 2014, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheets at June 30, 2014 and December 31, 2013 (excluding intercompany balances).

(in thousands)
	June 30, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$833,384	$335,775
Unpledged	42,620	15,448
Total mortgage-backed securities	876,004	351,223
Cash and cash equivalents	33,285	8,169
Restricted cash	3,584	2,446
Accrued interest receivable	3,798	1,559
Derivative asset, at fair value	1,200	-
Other assets	515	179
Total Assets	$918,386	$363,576

LIABILITIES:
Repurchase agreements	$783,701	$318,557
Payable for unsettled security purchased	6,829	-
Accrued interest payable	308	91
Other liabilities	1,708	80
Total Liabilities	$792,546	$318,728

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the six and three months ended June 30, 2014 and for the period beginning February 20, 2013 (the date of its IPO) through June 30, 2013 which are reflected in our consolidated statements of operations for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013(1)	2014	2013
Interest income	$10,372	$3,460	$6,589	$2,429
Interest expense	(1,087)	(459)	(676)	(322)
Net interest income	9,285	3,001	5,913	2,107
Unrealized gains (losses) on mortgage-backed securities	10,124	(8,618)	8,584	(9,130)
Realized gains (losses) on mortgage-backed securities	3,891	(824)	2,980	(923)
(Losses) gains on derivative financial instruments	(7,421)	6,368	(5,728)	6,852
Net portfolio income (deficiency)	15,879	(73)	11,749	(1,094)

Expenses:
Accrued incentive compensation	225	-	225	-
Directors' fees and liability insurance	240	124	156	83
Audit, legal and other professional fees	245	152	172	106
Direct REIT operating expenses	88	74	44	36
Other administrative	118	53	88	41
Total expenses	916	403	685	266

Net income (loss)	$14,963	$(476)	$11,064	$(1,360)

(1)	Consists of the period beginning February 20, 2013 through June 30, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, Orchid continues to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and Bimini Advisors, LLC (together, “Bimini Advisors”) and to MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries. MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo. References to the “Company” refer to the consolidated entity which is the consolidation of Bimini Capital, Orchid, Bimini Advisors, MortCo and MortCo’s consolidated subsidiaries.

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

Consolidation of Orchid Island Capital, Inc.

Subsequent to Orchid’s IPO and as of June 30, 2014, management has concluded that Orchid is a VIE, as defined in generally accepted accounting principles, because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through June 30, 2014, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of June 30, 2014, Bimini owned 10.2% of the outstanding common stock of Orchid.

The noncontrolling interests reported in the Company’s consolidated financial statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interests is presented in the equity section of the consolidated balance sheets, separate from equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

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

During the six and three months ended June 30, 2014, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital declared a special dividend in December 2009 and a regular dividend in each of the six quarters thereafter.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then for a total amount of $1.395 per share of its common stock during 2013 and $1.08 during the six months ended June 30, 2014.

Net Operating Losses

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or NOL carryforwards from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOLs, if a REIT has sufficient NOLs it could apply such NOLs against its taxable income and avoid excise taxes without paying qualifying dividends to stockholders.  Accordingly, if in future periods Bimini Capital has taxable income, it can avoid the obligation to pay excise taxes by applying the estimated $17.9 million of NOLs available as of December 31, 2013  against such taxable income until the NOLs are exhausted in lieu of making distributions to stockholders.  Further, Bimini Capital, could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOLs.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOLs are consumed.

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2014, as compared to the six and three months ended June 30, 2013.

Net Income (Loss) Summary

Consolidated net income for the six months ended June 30, 2014 was $5.7 million, or $0.47 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $2.6 million, or $0.24 basic and diluted loss per share of Class A Common Stock, for the six months ended June 30, 2013.

Consolidated net income for the three months ended June 30, 2014 was $3.3 million, or $0.27 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2013.

The components of net income (loss) for the six and three months ended June 30, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Net portfolio interest income	$10,053	$3,398	$6,655	$6,391	$2,119	$4,272
Interest expense on junior subordinated notes	(489)	(496)	7	(245)	(248)	3
Gains (losses) on MBS and derivative instruments	7,725	(5,162)	12,887	6,804	(4,275)	11,079
Net portfolio income (deficiency)	17,289	(2,260)	19,549	12,950	(2,404)	15,354
Other income	2,426	4,784	(2,358)	2,243	2,801	(558)
Expenses, including income taxes	(1,478)	(5,625)	4,147	(2,279)	(1,288)	(991)
Net income (loss)	18,237	(3,101)	21,338	12,914	(891)	13,805
Income (loss) attributable to
noncontrolling interests	12,538	(531)	13,069	9,584	(1,092)	10,676
Net income (loss) attributable to
Bimini Capital Management, Inc.	$5,699	$(2,570)	$8,269	$3,330	$201	$3,129

As described below, “other income” includes gains on fair value adjustments on retained interests in securitizations.  During the six and three months ended June 30, 2013, “other income” also includes approximately $3.0 million for the reversal of reserves related to certain loans MortCo had originated in its prior business.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of June 30, 2014, the Company has Eurodollar futures contracts in place through 2018, and one interest rate swaption agreement in place covering periods beginning in 2015 through 2020. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, under ASC 815, because the Company has not elected hedging treatment, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period, including those covering both the current period as well as future periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2014 and 2013 and each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments - Recognized in Income Statement (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
June 30, 2014	$(5,757)	$(117)	$(5,874)
March 31, 2014	(1,693)	(24)	(1,717)
December 31, 2013	729	(38)	691
September 30, 2013	(2,283)	(167)	(2,450)
June 30, 2013	6,841	230	7,071
March 31, 2013	(481)	6	(475)
Six Months Ended
June 30, 2014	$(7,450)	$(141)	$(7,591)
June 30, 2013	6,360	236	6,596

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
June 30, 2014	$(3)	$(127)	$(130)
March 31, 2014	(136)	(109)	(245)
December 31, 2013	(153)	(94)	(247)
September 30, 2013	(121)	(79)	(200)
June 30, 2013	(79)	(105)	(184)
March 31, 2013	(121)	(101)	(222)
Six Months Ended
June 30, 2014	$(139)	$(236)	$(375)
June 30, 2013	(200)	(206)	(406)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
June 30, 2014	$(5,754)	$10	$(5,744)
March 31, 2014	(1,557)	85	(1,472)
December 31, 2013	882	56	938
September 30, 2013	(2,162)	(88)	(2,250)
June 30, 2013	6,920	335	7,255
March 31, 2013	(360)	107	(253)
Six Months Ended
June 30, 2014	$(7,311)	$95	$(7,216)
June 30, 2013	6,560	442	7,002

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2014	$7,119	$728	$3	$731	$6,391	$6,388
March 31, 2014	4,116	454	136	590	3,662	3,526
December 31, 2013	3,021	343	153	496	2,678	2,525
September 30, 2013	2,768	329	121	450	2,439	2,318
June 30, 2013	2,480	361	79	440	2,119	2,040
March 31, 2013	1,526	247	121	368	1,279	1,158
Six Months Ended
June 30, 2014	$11,235	$1,182	$139	$1,321	$10,053	$9,914
June 30, 2013	4,006	608	200	808	3,398	3,198

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
June 30, 2014	$6,391	$6,388	$245	$(127)	$372	$6,146	$6,016
March 31, 2014	3,662	3,526	243	(109)	352	3,419	3,174
December 31, 2013	2,678	2,525	249	(94)	343	2,429	2,182
September 30, 2013	2,439	2,318	251	(80)	331	2,188	1,987
June 30, 2013	2,119	2,040	248	(105)	353	1,871	1,687
March 31, 2013	1,279	1,158	247	(101)	348	1,032	810
Six Months Ended
June 30, 2014	$10,053	$9,914	$488	$(236)	$724	$9,565	$9,190
June 30, 2013	3,398	3,198	495	(206)	701	2,903	2,497

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the six months ended June 30, 2014, the Company generated $10.1 million of net portfolio interest income, consisting of $11.2 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2013, the Company generated $3.4 million of net portfolio interest income, consisting of $4.0 million of interest income from MBS assets offset by $0.6 million of interest expense on repurchase liabilities.  The $7.2 million increase in interest income and $0.6 million increase in interest expense for the six months ended June 30, 2014 primarily reflects the deployment of the proceeds from Orchid’s 2014 common stock offerings into the MBS portfolio on a leveraged basis.

The Company’s economic interest expense on repurchase liabilities for the six months ended June 30, 2014 and 2013 was $1.3 million and $0.8 million, respectively, resulting in $9.9 million and $3.2 million of economic net portfolio interest income, respectively.

During the six months ended June 30, 2014, Bimini Capital generated $0.8 million of net portfolio interest income, consisting of $0.9 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2013, Bimini Capital generated $0.1 million of net portfolio interest income, consisting of $0.2 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

During the three months ended June 30, 2014, the Company generated $6.4 million of net portfolio interest income, consisting of $7.1 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2013, the Company generated $2.1 million of net portfolio interest income, consisting of $2.5 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.  The deployment of the proceeds from Orchid’s common stock offerings in 2014 on a leveraged basis was the main driver for the increase in both interest income and interest expense for the three months ended June 30, 2014 compared to the same period in 2013.

The Company’s economic interest expense on repurchase liabilities for the three months ended June 30, 2014 and 2013 was $0.7 million and $0.4 million, respectively, resulting in $6.4 million and $2.0 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2014, Bimini Capital generated $0.48 million of net portfolio interest income, consisting of $0.53 million of interest income from MBS assets offset by $0.05 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2013, Bimini Capital generated $0.01 million of net portfolio interest income, consisting of $0.05 million of interest income from MBS assets offset by $0.04 million of interest expense on repurchase liabilities.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2014 and 2013 and each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on
	MBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	MBS	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	Securities	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
June 30, 2014	$882,591	$7,119	3.23%	$783,323	$728	$731	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
December 31, 2013	380,341	3,021	3.18%	345,068	343	496	0.40%	0.57%
September 30, 2013	375,950	2,768	2.94%	341,468	329	450	0.39%	0.53%
June 30, 2013	392,429	2,480	2.53%	350,714	361	440	0.41%	0.50%
March 31, 2013	286,226	1,526	2.13%	252,763	247	368	0.39%	0.58%
Six Months Ended
June 30, 2014	$742,016	$11,235	3.03%	$658,165	$1,182	$1,321	0.36%	0.40%
June 30, 2013	339,327	4,006	2.36%	301,738	608	808	0.40%	0.54%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
June 30, 2014	$6,391	$6,388	2.86%	2.86%
March 31, 2014	3,662	3,526	2.40%	2.30%
December 31, 2013	2,678	2,525	2.78%	2.61%
September 30, 2013	2,438	2,317	2.55%	2.41%
June 30, 2013	2,119	2,040	2.12%	2.03%
March 31, 2013	1,279	1,158	1.74%	1.55%
Six Months Ended
June 30, 2014	$10,053	$9,914	2.67%	2.63%
June 30, 2013	3,398	3,198	1.96%	1.82%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 37 and 39 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 39 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS Securities.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $11.2 million for the six months ended June 30, 2014 and $4.0 million for the six months ended June 30, 2013.  Average MBS holdings were $742.0 million and $339.3 million for the six months ended June 30, 2014 and 2013, respectively. The $7.2 million increase in interest income was due to a $402.7 million increase in average MBS holdings, combined with a 67 basis point increase in yields.  The increase in average MBS during the six months ended June 30, 2014 reflects the deployment of the proceeds of Orchid’s common stock offerings during 2014 on a leveraged basis.

Interest income for Bimini Capital was $0.9 million for the six months ended June 30, 2014 and $0.2 million for the six months ended June 30, 2013.  Average MBS holdings were $61.3 million and $45.6 million for the six months ended June 30, 2014 and 2013, respectively. The $0.7 million increase in interest income was due to a combination of a 210 basis point increase in yields and a $15.8 million increase in average MBS holdings.

Interest income for the Company was $7.1 million for the three months ended June 30, 2014 and $2.5 million for the three months ended June 30, 2013.  Average MBS holdings were $882.6 million and $392.4 million for the three months ended June 30, 2014 and 2013, respectively. The $4.6 million increase in interest income was due to a $490.2 million increase in average MBS holdings, combined with a 70 basis point increase in yields.   The increase in average MBS during the three months ended June 30, 2014 reflects the deployment of the proceeds of Orchid’s 2014 common stock offerings, on a leveraged basis.

Interest income for Bimini Capital was $0.53 million for the three months ended June 30, 2014 and $0.05 million for the three months ended June 30, 2013.  Average MBS holdings were $70.7 million and $42.7 million for the three months ended June 30, 2014 and 2013, respectively. The $0.48 million increase in interest income was due to a combination of a 252 basis point increase in yields and a $28.0 million increase in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
June 30, 2014	$833,497	$49,094	$882,591	$8,303	$(1,184)	$7,119	3.98%	(9.64)%	3.23%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
December 31, 2013	355,868	24,473	380,341	3,011	10	3,021	3.38%	0.16%	3.18%
September 30, 2013	352,252	23,698	375,950	2,704	64	2,768	3.07%	1.07%	2.94%
June 30, 2013	366,862	25,567	392,429	2,805	(325)	2,480	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,714	(188)	1,526	2.56%	(4.13)%	2.13%
Six Months Ended
June 30, 2014	$699,018	$42,998	$742,016	$13,155	$(1,920)	$11,235	3.76%	(8.93)%	3.03%
June 30, 2013	317,443	21,884	339,327	4,519	(513)	4,006	2.85%	(4.69)%	2.36%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $658.2 million and $301.7 million, generating interest expense of $1.2 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively.  Our average cost of funds was 0.36% and 0.40% for six months ended June 30, 2014 and 2013, respectively.  There was a 4 basis point decrease in the average cost of funds and a $356.4 million increase in average outstanding repurchase agreements during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging by Orchid of the proceeds from its common stock offerings during 2014.

The Company’s economic interest expense was $1.3 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively. There was a 14 basis point decrease in the average economic cost of funds to 0.40% for the six months ended June 30, 2014 from 0.54% for the six months ended June 30, 2013.  The absolute increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the six months ended June 30, 2014, while the decrease in economic interest expense in percentage terms was primarily due to the effect of derivative instruments.

Average outstanding repurchase agreements for Bimini Capital were $57.0 million and total interest expense was $0.1 million for the six months ended June 30, 2014.  During the six months ended June 30, 2013, average outstanding repurchase agreements for Bimini Capital were $40.3 million and total interest expense was $0.1 million.  Bimini Capital’s average cost of funds was 0.34% and 0.42% for the six months ended June 30, 2014 and 2013, respectively.

Bimini Capital’s economic interest expense was $0.2 million and $0.2 million for the six months ended June 30, 2014 and 2013, respectively. There was a 36 basis point decrease in the average economic cost of funds to 0.71% for the six months ended June 30, 2014 from 1.07% for the six months ended June 30, 2013.

Average outstanding repurchase agreements for the Company were $783.3 million and $350.7 million, generating interest expense of $0.7 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively.  Our average cost of funds was 0.37% and 0.41% for three months ended June 30, 2014 and 2013, respectively.  There was a 4 basis point decrease in the average cost of funds and a $432.6 million increase in average outstanding repurchase agreements during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging by Orchid of the proceeds from its common stock offerings during 2014.

The Company’s economic interest expense was $0.7 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. There was a 13 basis point decrease in the average economic cost of funds to 0.37% for the three months ended June 30, 2014 from 0.50% for the three months ended June 30, 2013.  The absolute increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended June 30, 2014, while the decrease in economic interest expense in percentage terms was primarily due to the effect of derivative instruments.

Average outstanding repurchase agreements for Bimini Capital were $65.8 million and total interest expense was $0.05 million for the three months ended June 30, 2014.  During the three months ended June 30, 2013, average outstanding repurchase agreements for Bimini Capital were $38.1 million and total interest expense was $0.04 million.  Bimini Capital’s average cost of funds was 0.32% and 0.41% for the three months ended June 30, 2014 and 2013, respectively.

Bimini Capital’s economic interest expense was $0.05 million and $0.11 million for the three months ended June 30, 2014 and 2013, respectively. There was a 88 basis point decrease in the average economic cost of funds to 0.32% for the three months ended June 30, 2014 from 1.20% for the three months ended June 30, 2013.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 22 basis points above the average one-month LIBOR and 4 basis points above the average six-month LIBOR for the quarter ended June 30, 2014.  The Company’s average economic cost of funds was 22 basis points above the average one-month LIBOR and 4 basis points above the average six-month LIBOR for the quarter ended June 30, 2014. The average term to maturity of the outstanding repurchase agreements increased from 15 days at December 31, 2013 to 27 days at June 30, 2014.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2014 and 2013 and each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
June 30, 2014	$783,323	$728	$731	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
December 31, 2013	345,068	343	496	0.40%	0.57%
September 30, 2013	341,468	329	450	0.39%	0.53%
June 30, 2013	350,714	361	440	0.41%	0.50%
March 31, 2013	252,763	247	368	0.39%	0.58%
Six Months Ended
June 30, 2014	$658,165	$1,182	$1,321	0.36%	0.40%
June 30, 2013	301,738	608	808	0.40%	0.54%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
June 30, 2014	0.15%	0.33%	0.22%	0.04%	0.22%	0.04%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.40%	0.21%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.34%	0.13%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.30%	0.07%
March 31, 2013	0.21%	0.48%	0.18%	(0.09)%	0.37%	0.10%
Six Months Ended
June 30, 2014	0.16%	0.33%	0.20%	0.03%	0.24%	0.07%
June 30, 2013	0.20%	0.46%	0.20%	(0.06)%	0.34%	0.08%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.49 million for the six months ended June 30, 2014 compared to $0.50 million for the comparable period in 2013.  The average rate of interest paid for the six months ended June 30, 2014 was 3.74% compared to 3.79% for the comparable period in 2013.

Interest expense on the Company’s junior subordinated debt securities was $0.25 million for the three months ended June 30, 2014 compared to $0.25 million for the comparable period in 2013.  The average rate of interest paid for the three months ended June 30, 2014 was 3.73% compared to 3.78% for the comparable period in 2013.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of June 30, 2014, the interest rate was 3.73%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Realized gains (losses) on sales of MBS	$4,049	$(874)	$4,923	$2,980	$(934)	$3,914
Unrealized gains (losses) on MBS	11,266	(10,885)	22,151	9,698	(10,413)	20,111
Total gains (losses) on MBS	15,315	(11,759)	27,074	12,678	(11,347)	24,025
(Losses) gains on Eurodollar futures	(6,306)	6,596	(12,902)	(4,745)	7,072	(11,817)
Gains on retained interests	2,447	1,755	692	2,253	(230)	2,483
Loss on payer swaptions	(1,285)	-	(1,285)	(1,129)	-	(1,129)
Gains on release of loan loss reserves	-	3,037	(3,037)	-	3,037	(3,037)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the six and three months ended June 30, 2014, the Company received proceeds of $434.6 million and $279.5 million, respectively, from the sales of MBS compared to $214.7 million and $146.5 million, for the six and three months ended June 30, 2013, respectively.

The increase in sales volume reflects the repositioning of our portfolio following Orchid’s equity offerings in 2014.  The net realized gains (losses) on MBS for the six and three months ended June 30, 2014 and 2013 were the result of sales executed to replace securities that no longer offered attractive risk adjusted returns with those that did.  Gains (losses) on Eurodollar futures contracts are a result of lower (higher) short term and intermediate term rates and the resulting impact on implied forward rates during the six and three months ended June 30, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
Three Months Ended,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the six and three months ended June 30, 2014, the Company recorded gains on retained interests of $2.4 million and $2.3 million, respectively, compared to gains (losses) of $1.8 million and ($0.2) million, respectively, for the six and three months ended June 30, 2013.

Operating Expenses

For the six and three months ended June 30, 2014, the Company’s total operating expenses were approximately $3.6 million and $2.3 million, respectively, compared to approximately $5.6 million and $1.3 million for the six and three months ended June 30, 2013, repsectively.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2014 and 2013.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Compensation and benefits	$1,357	$853	$504	$911	$422	$489
Legal fees	624	263	361	445	176	269
Accounting, auditing and other professional fees	465	460	5	244	190	54
Directors’ fees and liability insurance	544	391	153	303	222	81
Direct REIT operating expenses	229	234	(5)	114	99	15
Other G&A expenses	391	342	49	236	174	62
Orchid Island Capital, Inc. IPO expenses(1)	-	3,042	(3,042)	-	1	(1)
	$3,610	$5,585	$(1,975)	$2,253	$1,284	$969

(1)
Consists of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2014, the Company’s MBS portfolio consisted of $951.6 million of agency or government MBS at fair value and had a weighted average coupon of 4.17%.  During the six  months ended June 30, 2014, the Company received principal repayments of $28.8 million compared to $21.0 million for the comparable period ended June 30, 2013.  The average prepayment speeds for the quarters ended June 30, 2014 and 2013 were 8.6% and 19.5%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8
December 31, 2013	5.1	19.2	11.0
September 30, 2013	7.1	30.1	15.1
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9

The following tables summarize certain characteristics of the Company’s PT MBS and structured MBS as of June 30, 2014 and December 31, 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2014
Adjustable Rate MBS	$4,650	0.5%	4.11%	239	1-Sep-35	0.51	10.16%	2.00%
Fixed Rate MBS	820,831	86.3%	4.29%	313	1-Jun-44	NA	NA	NA
Hybrid Adjustable Rate MBS	75,734	8.0%	2.56%	344	1-Aug-43	103.04	7.57%	1.99%
Total PT MBS	901,215	94.8%	4.14%	315	1-Jun-44	97.1	7.72%	1.99%
Interest-Only Securities	39,608	4.1%	4.38%	276	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	10,818	1.1%	6.03%	306	15-Dec-40	NA	6.18%	NA
Total Structured MBS	50,426	5.2%	4.73%	282	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$951,641	100.0%	4.17%	314	1-Jun-44	NA	NA	NA
December 31, 2013
Adjustable Rate MBS	$5,334	1.4%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate MBS	267,481	68.7%	3.99%	314	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate MBS	90,487	23.2%	2.61%	349	1-Aug-43	108.23	7.61%	1.99%
Total PT MBS	363,302	93.3%	3.65%	322	1-Dec-43	102.41	7.75%	1.99%
Interest-Only Securities	20,443	5.3%	4.36%	262	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,596	1.4%	5.91%	316	15-Dec-40	NA	6.07%	NA
Total Structured MBS	26,039	6.7%	4.69%	274	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$389,341	100.0%	3.72%	318	1-Dec-43	NA	NA	NA

($ in thousands)
	June 30, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$577,576	60.69%	$236,660	60.78%
Freddie Mac	362,966	38.14%	133,689	34.34%
Ginnie Mae	11,099	1.17%	18,992	4.88%
Total Portfolio	$951,641	100.00%	$389,341	100.00%

	June 30, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$106.83	$105.64
Weighted Average Structured Purchase Price	$9.38	$7.52
Weighted Average Pass Through Current Price	$107.67	$102.71
Weighted Average Structured Current Price	$12.8	$12.15
Effective Duration (1)	2.834	4.116

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.834 indicates that an interest rate increase of 1.0% would be expected to cause a 2.834% decrease in the value of the MBS in the Company’s investment portfolio at June 30, 2014.  An effective duration of 4.116 indicates that an interest rate increase of 1.0% would be expected to cause a 4.116% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the six months ended June 30, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$978,252	$107.50	3.07%	$435,754	$104.81	2.14%
Structured MBS	32,155	14.65	(5.02)%	24,336	15.37	0.54%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$4,650	$7	$(27)	$(52)	0.15%	(0.57)%	(1.13)%
Hybrid Adjustable Rate MBS	75,734	2,932	(4,369)	(8,957)	3.87%	(5.77)%	(11.83)%
Fixed Rate MBS	820,831	23,643	(44,917)	(93,808)	2.88%	(5.47)%	(11.43)%
Interest-Only MBS	39,608	(12,685)	12,783	18,210	(32.03)%	32.28%	45.98%
Inverse Interest-Only MBS	10,818	(1,377)	(256)	(2,094)	(12.73)%	(2.36)%	(19.36)%
Total MBS Portfolio	$951,641	$12,520	$(36,786)	$(86,701)	1.32%	(3.87)%	(9.11)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$7,646,000	$(15,673)	$19,115	$38,230	(0.83)%	1.02%	2.03%
Junior Subordinated Debt Hedges	364,000	(750)	910	1,820	(0.84)%	1.02%	2.04%
	$8,010,000	$(16,423)	$20,025	$40,050	(0.83)%	1.02%	2.03%
Payer Swaption
Repurchase Agreement Hedges	$100,000	$(982)	$3,214	$7,823	(0.98)%	3.21%	7.82%

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts and payer swaption outstanding.

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

Repurchase Agreements

As of June 30, 2014, the Company had established borrowing facilities in the repurchase agreement market with 16 counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of June 30, 2014, we had funding in place with  all 14 of the counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2014, the Company had obligations outstanding under the repurchase agreements of approximately $854.0 million with a net weighted average borrowing cost of 0.35%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 2 to 95 days, with a weighted average maturity of 27 days.  Securing the repurchase agreement obligation as of June 30, 2014 are MBS with an estimated fair value, including accrued interest, of $911.1 million and a weighted average maturity of 316 months. Through August 8, 2014, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2014 with maturities through February 2, 2015.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2014 and 2013.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2014	$854,026	$783,323	$70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(1)
December 31, 2013	353,396	345,068	8,328	2.41%
September 30, 2013	336,739	341,468	(4,729)	(1.38)%
June 30, 2013	346,197	350,714	(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(2)

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

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our operations via repurchase agreements.  As of June 30, 2014, the Company had cash and cash equivalents of $37.2 million.  We generated cash flows of $37.7 million from principal and interest payments on our MBS portfolio and $1.8 million from retained interests and had average repurchase agreements outstanding of $658.2 million during the six months ended June 30, 2014.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of June 30, 2014.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$854,026	$-	$-	$-	$854,026
Interest expense on repurchase agreements(1)	535	-	-	-	535
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,024	1,970	1,967	16,198	21,159
Payable for unsettled security purchased	6,829	-	-	-	6,829
Totals	$862,414	$1,970	$1,967	$42,198	$908,549

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2014 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

Outlook

Bimini Capital

Prior to 2008, MortCo incurred significant losses in the operation of a mortgage loan origination business.  Bimini Capital materially downsized its investment portfolio to raise cash to fund the MortCo operations, leaving Bimini Capital with a significantly smaller capital base.  This smaller capital base makes it difficult to generate sufficient net interest income to cover expenses.  Since MortCo terminated its operations in 2007, Bimini Capital has taken several significant steps designed to increase its probability of generating profits going forward, including a re-structuring of the portfolio, reducing expenses, retiring debt, and settling various litigation matters.  In general, Bimini Capital still needed to increase its capital base, and/or create alternative sources of revenues, to ensure the generation of profits over the long-term.  However, primarily because of litigation arising out of MortCo’s prior mortgage business, raising capital directly into Bimini Capital was not possible.

Orchid Island Capital Inc.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed IPO of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its IPO of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for the underwriting, legal and other costs associated with the offering.  During the year ended December 31, 2013, the Company incurred costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering; however, the time frame for this recovery will extend into future periods. To the extent Orchid is able to increase its capital base over time, Bimini Capital will benefit via increased management fees.

During the six months ended June 30, 2014, Orchid completed several additional offerings of its common stock. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time.  As a result, pursuant to the management agreement between Bimini Advisors and Orchid, Bimini Advisors will begin to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini will also continue to share in distributions, if any, paid by Orchid to its stockholders.

The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to Bimini Advisors.

Tax Matters

For the year ended December 31, 2013, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 11 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  In addition, Bimini Capital had REIT tax NOL carryforwards of approximately $17.9 million as of December 31, 2013 which are immediately available to offset future REIT taxable income.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOLs carried-over from prior periods are deducted (in that order) from current period income first.  NOLs expire 20 years from the year they are incurred.  Since Bimini Capital currently has NOLs from prior periods available to offset income in 2014 and in future periods, Bimini Capital has the option, but not the obligation, to apply such NOLs against REIT taxable income.  As a result, Bimini Capital could have income in 2014 and in future years, but not make distributions to stockholders.  This would occur if Bimini Capital had sufficient NOLs available to entirely offset the REIT income earned in a given year and chose to apply such NOLs.  Bimini Capital could also apply available NOLs against a portion of future period earnings and reduce the distributions to stockholders. Bimini Capital is unlikely to declare and pay dividends to stockholders until existing NOLs have been consumed.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely the enactment would resemble the proposals from the FHFA White Paper or what the effects of the enactment will be. As the economy has recovered, home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures has been worked off.  The combination of recovering home prices, attractive financing levels and decreased liquidations of homes via foreclosures have resulted in an acceleration in refinancing activity.

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  However, this momentum was lost in the second quarter of 2014 when the Johnson-Crapo Bill was approved by the Senate Banking Committee, but failed to secure enough support to be considered by Congress.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.  It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency MBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency MBS and rolling over maturing Treasury bonds at auction. Subsequently, the FOMC has announced additional $5 billion reductions to its monthly purchases of both Agency MBS and Treasury bonds. Beginning in August 2014, the FOMC’s purchases will be reduced to a pace of $10 billion per month of Agency RMBS and $15 billion of U.S. Treasury securities. The FOMC has indicated that it will end its bond buying program in October 2014.  The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

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

Although long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as the U.S. economic recovery and inflation rates remain tepid. The FOMC also recently reiterated its continued long-term goals of reaching maximum employment and inflation at 2% before adjusting the target Federal Funds Rate.  If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

Prepayment Rates, Refinancings and Loan Modification Programs

As a result of the Federal Reserve’s interest rate policy and global economic conditions, prevailing interest rates, especially mortgage interest rates, are at historically low levels. Generally, lower mortgage interest rates leads to increased refinancings and, consequently, prepayments on mortgages and MBS. In addition to the proposed reforms and/or changes of Fannie Mae and Freddie Mac suggested by the U.S. Treasury and the FHFA, Congress has to date introduced three legislative proposals that seek to provide changes to the current housing finance infrastructure.  However, refinancing activity has yet to react to prevailing interest rate incentives available to borrowers as market participants expected.

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

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment, we may allocate more capital to structured Agency MBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than pass-through Agency MBS, particularly pass-through Agency MBS backed by fixed-rate mortgages.

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

Summary

The relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, changes in prepayment rates could negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At June 30, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini Capital and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014,  Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNYM, and PreTSL XX and BNYM.  The parties have completed discovery and are currently briefing summary judgment motions.  A trial date for the action has not yet been scheduled.  Bimini Capital denies that the repurchase was improper and intends to continue to defend the suit vigorously.

On March 2, 2011, Orchid Island TRS, LLC, formerly known as Opteum Financial Services, LLC and presently known as MortCo, LLC (“Opteum Financial”) and Opteum Mortgage Acceptance Corporation (“Opteum Acceptance”) (collectively referred to herein as “MortCo”) received a cover letter dated March 1, 2011 from Massachusetts Mutual Life Insurance Company (“Mass Mutual”) enclosing a draft complaint against MortCo.  In summary, Mass Mutual alleges that it purchased residential mortgage-backed securities offered by MortCo in August 2005 and the first quarter of 2006 and that MortCo made false representations and warranties in connection with the sale of the securities in violation of Mass Gen. Laws Ch. 110A § 410(a)(2) (the “Massachusetts Blue Sky Law”).  In its cover letter, Mass Mutual claims it is entitled to damages in excess of $25 million.  However, no monetary demand is contained within the draft complaint and the actual damages Mass Mutual claims to have incurred is uncertain.

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

None.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 8, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 8, 2014	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)