Form 10-Q
period 2014-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2014-11-04
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 4, 2014	12,324,391
Class B Common Stock, $0.001 par value	November 4, 2014	31,938
Class C Common Stock, $0.001 par value	November 4, 2014	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,162,203,255	$372,102,248
Unpledged	102,890,452	17,238,710
Total mortgage-backed securities	1,265,093,707	389,340,958
Cash and cash equivalents	59,589,960	11,959,292
Restricted cash	8,124,700	2,557,165
Retained interests in securitizations	1,987,097	2,530,834
Accrued interest receivable	6,011,434	1,720,726
Property and equipment, net	3,608,544	3,663,437
Derivative assets, at fair value	3,906,100	-
Receivable for securities sold, pledged to counterparties	249,410,368	-
Deferred tax assets, net	2,077,342	-
Other assets	5,921,235	2,755,234
Total Assets	$1,605,730,487	$414,527,646

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$1,339,196,210	$353,396,075
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	66,812,482	-
Accrued interest payable	447,890	142,055
Other liabilities	5,366,497	826,660
Total Liabilities	1,438,627,519	381,169,230

EQUITY:
Preferred stock	-	-
Common stock	12,378	11,574
Additional paid-in capital	334,335,675	334,810,312
Accumulated deficit	(327,032,458)	(333,078,313)
Stockholders’ equity	7,315,595	1,743,573
Noncontrolling interests	159,787,373	31,614,843
Total Equity	167,102,968	33,358,416
Total Liabilities and Equity	$1,605,730,487	$414,527,646

The following table includes assets to be used to settle liabilities of the consolidated variable interest entity ("VIE"). These assets and liabilities are included in the consolidated balance sheets above. See Note 15 for additional information on our consolidated VIE.

ASSETS:
Mortgage-backed securities	$1,175,532,430	$351,222,512
Cash and cash equivalents and restricted cash	62,807,519	10,615,027
Receivable for securities sold	249,410,368	-
Accrued interest receivable and other assets	12,906,029	1,738,508
LIABILITIES:
Repurchase agreements	1,255,977,886	318,557,054
Payable for unsettled securities purchased	66,812,482	-
Accrued interest payable and other liabilities	4,776,119	171,721
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Interest income	$21,270,241	$6,773,393	$10,034,747	$2,767,554
Interest expense	(2,068,056)	(936,617)	(885,440)	(329,059)
Net interest income, before interest on junior subordinated notes	19,202,185	5,836,776	9,149,307	2,438,495
Interest expense on junior subordinated notes	(736,432)	(746,072)	(247,916)	(250,507)
Net interest income	18,465,753	5,090,704	8,901,391	2,187,988
Unrealized gains (losses) on mortgage-backed securities	9,626,963	(10,772,942)	(1,639,465)	112,109
Realized gains (losses) on mortgage-backed securities	2,057,582	(1,541,169)	(1,991,895)	(667,182)
(Losses) gains on derivative instruments	(4,185,049)	4,146,144	3,405,926	(2,449,925)
Net portfolio income (loss)	25,965,249	(3,077,263)	8,675,957	(817,010)

Other income:
Gains on retained interests in securitizations	2,643,068	2,535,603	196,482	780,424
Gains on release of loan loss reserves	-	4,737,260	-	1,700,000
Other expense	(43,261)	(21,018)	(23,007)	(12,301)
Total other income	2,599,807	7,251,845	173,475	2,468,123

Expenses:
Compensation and related benefits	2,124,080	1,584,939	766,773	731,968
Directors' fees and liability insurance	855,787	608,153	312,274	217,447
Orchid Island Capital, Inc. IPO expenses	-	3,042,322	-	-
Audit, legal and other professional fees	1,653,898	1,166,515	565,108	443,573
Direct REIT operating expenses	331,500	340,584	102,184	106,913
Administrative and other expenses	841,911	639,531	450,836	297,287
Total expenses	5,807,176	7,382,044	2,197,175	1,797,188

Net income (loss) before income tax (benefit) provision	22,757,880	(3,207,462)	6,652,257	(146,075)
Income tax (benefit) provision	(2,055,075)	(1,247,768)	76,683	(1,287,154)

Net income (loss)	24,812,955	(1,959,694)	6,575,574	1,141,079
Less: Income (loss) attributable to noncontrolling interests	18,767,100	(1,235,154)	6,228,907	(704,191)

Net Income (Loss) attributable to Bimini Capital stockholders	$6,045,855	$(724,540)	$346,667	$1,845,270

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.50	$(0.07)	$0.03	$0.16
CLASS B COMMON STOCK
Basic and Diluted	$0.50	$(0.07)	$0.03	$0.16
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,153,388	10,782,858	12,313,556	11,258,669
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2014

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2014	$11,574	$334,810,312	$(333,078,313)	$31,614,843	$33,358,416
Net income	-	-	6,045,855	18,767,100	24,812,955
Issuance of common shares of
Orchid Island Capital, Inc.	-	(792,668)	-	122,318,585	121,525,917
Cash dividends paid to
noncontrolling interests	-	-	-	(12,953,922)	(12,953,922)
Issuance of Class A common shares
for equity plan exercises	546	220,289	-	-	220,835
Amortization of equity plan compensation	-	-	-	40,767	40,767
Class A common shares sold
directly to employees	258	97,742	-	-	98,000

Balances, September 30, 2014	$12,378	$334,335,675	$(327,032,458)	$159,787,373	$167,102,968
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,812,955	$(1,959,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	261,602	278,535
Depreciation	78,858	91,263
Deferred income tax benefit	(2,077,342)	-
(Gains) losses on mortgage-backed securities	(11,684,545)	12,314,111
Gains on retained interests in securitizations	(2,643,068)	(2,535,603)
Loss on disposal of property and equipment	12,886	-
Gains on release of loan loss reserves	-	(4,737,260)
Realized and unrealized losses on interest rate swaptions	1,119,525	-
Changes in operating assets and liabilities:
Accrued interest receivable	(4,200,581)	(804,353)
Other assets	(253,487)	613,973
Accrued interest payable	305,835	(1,078)
Other liabilities	763,837	(1,065,362)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,496,475	2,194,532

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(1,605,257,665)	(508,382,196)
Sales	499,227,793	259,090,754
Principal repayments	56,361,141	30,776,918
Payments received on retained interests in securitizations	3,186,805	2,473,066
Increase in restricted cash	(5,567,535)	(1,870,085)
Purchases of property and equipment	(36,851)	(10,941)
Purchase of interest rate swaptions, net of margin cash received	(1,249,625)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,053,335,937)	(217,922,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	5,851,128,876	2,871,900,327
Principal repayments on repurchase agreements	(4,865,328,741)	(2,685,455,495)
Issuance of common shares of Orchid Island Capital, Inc.	121,525,917	35,400,000
Cash dividends paid to noncontrolling interests	(12,953,922)	(2,230,199)
Class A common shares sold directly to employees	98,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,094,470,130	219,614,633

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,630,668	3,886,681
CASH AND CASH EQUIVALENTS, beginning of the period	11,959,292	6,592,561
CASH AND CASH EQUIVALENTS, end of the period	$59,589,960	$10,479,242

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,498,653	$1,683,767
Income taxes	$22,267	$39,386

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$66,812,482	$38,720,351
Securities sold settled in later period	$249,410,368	$40,955,374
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2014

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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  During 2014, Orchid has completed additional offerings of its common stock, and through September 30, 2014, Orchid continues to be consolidated as our VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

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

Accounting Standards Codification Topic 810, Consolidation (“ASC 810”), requires the consolidation of a VIE by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs.

At the time of Orchid’s IPO and as of September 30, 2014, management has concluded Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and through September 30, 2014, the Company has continued to consolidate Orchid in its Consolidated Financial Statements.  While the results of operations of Orchid are included in the Company’s Consolidated Financial Statements, net income or loss attributable to Bimini Capital stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our Consolidated Balance Sheets and our Consolidated Statement of Equity within the equity section but separate from the stockholders’ equity.

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

Beginning in 2007, to respond to the losses and their impact on our capital base, the Company took significant steps to reduce the leverage in its balance sheet, reduce its debt service costs, reduce expenses, settle various litigation matters, and alter its investment strategy for holding MBS securities. In addition, the Company evaluated and pursued capital raising opportunities for Orchid.  After pursuing several efforts to raise capital at Orchid, Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the nine months ended September 30, 2013.  Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they were expensed in the Company’s 2013 consolidated statement of operations. As of March 31, 2014, Orchid reached $100 million of stockholders’ equity for the first time. As a result, in accordance with the management agreement between Bimini Advisors and Orchid,  Bimini Advisors began to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini Capital will continue to share in distributions, if any, paid by Orchid to its stockholders.

At September 30, 2014, the Company had cash and cash equivalents of approximately $59.6 million, an MBS portfolio of approximately $1,265.1 million and an equity capital base of approximately $167.1 million, including approximately $7.3 million attributable to the stockholders of Bimini Capital and $159.8 million attributable to noncontrolling interests.  The Company generated cash flows of approximately $73.3 million from principal and interest payments on its MBS portfolio and approximately $3.2 million from retained interests in securitizations during the nine months ended September 30, 2014. However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying financial statements include the fair values of MBS, Eurodollar futures contracts, interest rate swaptions, retained interests and asset valuation allowances.

Statement of Comprehensive Income (Loss)

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less.  At September 30, 2014 restricted cash consisted of approximately $3.3 million of cash held by a broker as margin on Eurodollar futures contracts and $4.8 million of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2013 restricted cash consisted of approximately $2.6 million of cash held by a broker as margin on Eurodollar futures contracts.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $57.9 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company uses large, well-known bank and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

The fair value of the Company’s investment in MBS is governed by ASC Topic 820, Fair Value Measurement.  The definition of fair value in ASC Topic 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on independent pricing sources and/or third party broker quotes, when available.

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and loss on MBS in the Consolidated Statement of Operation.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Eurodollar and T-Note futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but it may enter into other transactions in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges. ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Eurodollar and T-Note futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, receivable for securities sold, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of  September 30, 2014 and December 31, 2013, due to the short-term nature of these financial instruments.

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

Share-Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation – Stock Compensation, to account for stock and stock-based awards.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award.  Payments pursuant to dividend equivalent rights, which are granted along with certain equity based awards, are charged to stockholders’ equity when declared.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  A significant forfeiture, or an indication that significant forfeitures may occur, would result in a revised forfeiture rate which would be accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Earnings Per Share

The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in dividend distributions to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the “if converted” method for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ended December 31, 2013, Orchid has qualified and elected to be taxed as a REIT, and filed a REIT tax return separate from Bimini Capital.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At September 30, 2014, management believes that the Company has complied with the Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 11, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital and Orchid.

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2011 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

The Company measures, recognizes and presents its uncertain tax positions in accordance with ASC Topic 740, Income Taxes.  Under that guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have any impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU is effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the adoption of this ASU did not have any impact on the Company’s consolidated financial results.

In June 2013, the FASB issued ASU 2013-08, Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements. The amendments in this update modify the guidance for determining whether an entity is an investment company, update the measurement requirements for noncontrolling interests in other investment companies and require additional disclosures for investment companies under US GAAP.  The amendments in the update develop a two-tiered approach for the assessment of whether an entity is an investment company which requires an entity to possess certain fundamental characteristics while allowing judgment in assessing other typical characteristics.  The amendments in this update also revised the measurement guidance in Topic 946 such that investment companies must measure noncontrolling ownership interests in other investment companies at fair value, rather than applying the equity method of accounting to such interests. The new guidance became effective beginning January 1, 2014.  The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The objective of this ASU is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing US GAAP. The amendments in ASU 2013-04 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and should be retrospectively applied to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2014 and December 31, 2013:

(in thousands)
	September 30, 2014	December 31, 2013
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$71,958	$90,487
Adjustable-rate Mortgages	3,847	5,334
Fixed-rate Mortgages	1,119,828	267,481
Total Pass-Through MBS	1,195,633	363,302
Structured MBS:
Interest-Only Securities	47,553	20,443
Inverse Interest-Only Securities	21,908	5,596
Total Structured MBS	69,461	26,039
Total	$1,265,094	$389,341

Included in the table above at September 30, 2014 are $1,175.5 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of September 30, 2014 and December 31, 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2014	December 31, 2013
Less than one year	$9	$46
Greater than five years and less than ten years	1,047	1,520
Greater than or equal to ten years	1,264,038	387,775
Total	$1,265,094	$389,341

The Company generally pledges its MBS assets as collateral under repurchase agreements.  At September 30, 2014 and December 31, 2013, the Company had unpledged securities totaling $102.9 million and $17.2 million, respectively.  The unpledged balance at September 30, 2014 includes unsettled security purchases with a fair value of approximately $67.1 million that will be pledged as collateral under repurchase agreements on their settlement dates in October 2014.

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of September 30, 2014 and December 31, 2013:

(in thousands)
Series	Issue Date	September 30, 2014	December 31, 2013
HMAC 2004-1	March 4, 2004	$3	$-
HMAC 2004-2	May 10, 2004	294	-
HMAC 2004-3	June 30, 2004	567	1,518
HMAC 2004-4	August 16, 2004	868	654
HMAC 2004-5	September 28, 2004	255	359
Total		$1,987	$2,531

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2014, the Company had outstanding repurchase agreement obligations of approximately $1,339.2 million with a net weighted average borrowing rate of 0.34%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $1,414.4 million (including unsettled securities sold with a fair value of $246.9 million), and cash pledged to counterparties of approximately $4.8 million.  As of December 31, 2013, the Company had outstanding repurchase agreement obligations of approximately $353.4 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $373.4 million.

As of September 30, 2014 and December 31, 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2014
Fair value of securities pledged, including accrued
interest receivable	$48,439	$763,782	$482,685	$119,449	$1,414,355
Repurchase agreement liabilities associated with
these securities	$47,080	$725,184	$454,437	$112,495	$1,339,196
Net weighted average borrowing rate	0.32%	0.34%	0.34%	0.38%	0.34%
December 31, 2013
Fair value of securities pledged, including accrued
interest receivable	$-	$357,338	$16,081	$-	$373,419
Repurchase agreement liabilities associated with
these securities	$-	$337,977	$15,419	$-	$353,396
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

As of September 30, 2014, the outstanding repurchase obligations of the consolidated VIE included in the table above was $1,256.0 million collateralized by MBS with a fair value, including accrued interest, of approximately $1,325.7 million (including unsettled securities sold with a fair value of approximately $246.9 million).

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, receivable for securities sold, and cash posted by the Company as collateral, if any.  At September 30, 2014 and December 31, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $79.5 million and $19.9 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at September 30, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
September 30, 2014
Citigroup Global Markets, Inc.	$19,965	11.9%	20
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	16.4%	11

At September 30, 2014 and December 31, 2013, Bimini Capital had a maximum amount at risk (the difference between the amount loaned to Bimini Capital, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $5.5 million and $1.6 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital at September 30, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
September 30, 2014
ED&F Man Capital Markets Inc.	$1,530	20.9%	39
Citigroup Global Markets, Inc.	891	12.2%	78
JVB Financial Group, LLC	793	10.8%	9
Suntrust Robinson Humphrey, Inc.	750	10.2%	27
December 31, 2013
Suntrust Robinson Humphrey, Inc.	$715	41.0%	3
JVB Financial Group, LLC	559	32.1%	21

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivatives, such as Eurodollar and T-Note futures contracts and interest rate swaptions.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of December 31, 2013, such instruments were comprised entirely of Eurodollar futures contracts.  During the nine months ended September 30, 2014, the Company entered into, and settled before the end of the quarter, a T-Note futures contract.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

 During the nine months ended September 30, 2014, the Company was a party to interest rate swaption agreements.  At September 30, 2014, the Company had outstanding swaption agreements which grant the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into a receive fixed interest rate swap (“receiver swaption”).

Derivative Assets (Liability), at Fair Value

The table below summarizes fair value information about our derivative assets and liability as of September 30, 2014 and December 31, 2013.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets
Eurodollar futures - Margin posted to counterparty	Restricted cash	$3,344	$2,557
Payer swaptions	Derivative assets, at fair value	3,906	-
		$7,250	$2,557
Liability
Payer swaptions - Margin posted by counterparty	Other liabilities	$(3,776)	$-

The tables below present information related to the Company’s Eurodollar futures positions at September 30, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions (Consolidated)
As of September 30, 2014
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2015	0.74%	$580,000	$(312)	0.70%	$26,000	$(202)
2016	1.77%	586,500	1,452	1.80%	26,000	7
2017	2.68%	430,000	1,122	2.68%	26,000	50
2018	3.06%	420,000	(165)	3.03%	26,000	12
Total / Weighted Average	1.87%	$509,733	$2,097	1.91%	$26,000	$(133)

($ in thousands)
Eurodollar Futures Positions (Consolidated)
As of December 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2014	0.40%	$262,500	$(189)	0.35%	$26,000	$(428)
2015	0.80%	275,000	(146)	0.80%	26,000	(176)
2016	1.90%	250,000	1,367	1.74%	26,000	9
2017	3.03%	250,000	2,291	-	-	-
2018	3.77%	250,000	1,575	-	-	-
Total / Weighted Average	2.02%	$257,353	$4,898	0.89%	$26,000	$(595)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The tables below present information related solely to Bimini Capital’s Eurodollar futures positions at September 30, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions (Parent-Only)
	Repurchase Agreement Funding Hedges
	September 30, 2014			December 31, 2013
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity	Rate	Amount	Equity(1)
2015	0.70%	$30,000	$17	-	$-	$-
2016	1.82%	36,500	73	-	-	-
2017	2.68%	30,000	55	-	-	-
2018	3.03%	30,000	12	-	-	-
Total / Weighted Average	1.91%	$31,857	$157	-	$-	$-

($ in thousands)
Eurodollar Futures Positions (Parent-Only)
	Junior Subordinated Debt Funding Hedges
	September 30, 2014			December 31, 2013
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity	Rate	Amount	Equity(1)
2014	-	$-	$-	0.35%	$26,000	$(428)
2015	0.70%	26,000	(202)	0.80%	26,000	(176)
2016	1.80%	26,000	7	1.74%	26,000	9
2017	2.68%	26,000	50	-	-	-
2018	3.03%	26,000	12	-	-	-
Total / Weighted Average	1.91%	$26,000	$(133)	0.89%	$26,000	$(595)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The table below presents information related to the Company’s interest rate swaption positions at September 30, 2014.

($ in thousands)
	Option			Underlying Swap
			Weighted				Weighted
			Average		Fixed	Receive	Average
		Fair	Months to	Notional	Pay	Rate	Term
Expiration	Cost	Value	Expiration	Amount	Rate	(LIBOR)	(Years)
≤ 1 year	$4,720	$3,906	10	$275,000	2.96%	3 Month	8.2

Gain (Loss) From Derivative Instruments, Net

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Consolidated		Parent-Only
Nine Months Ended September 30,	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(3,151)	$4,146	$165	$50
T-Note futures contracts (short positions)	86	-	14	-
Payer swaptions	(1,120)	-	-	-
Net (losses) gains on derivative instruments	$(4,185)	$4,146	$179	$50

(in thousands)
	Consolidated		Parent-Only
Three Months Ended September 30,	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$3,154	$(2,450)	$334	$(178)
T-Note futures contracts (short positions)	86	-	14	-
Payer swaptions	166	-	-	-
Net gains (losses) on derivative instruments	$3,406	$(2,450)	$348	$(178)

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

The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2014 and December 31, 2013.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset
in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Assets	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2014
Derivative assets - Payer swaptions	$3,906	$-	$3,906	$-	$(3,776)	$130
December 31, 2013
Derivative asset	$-	$-	$-	$-	$-	$-

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2014
Repurchase Agreements	$1,339,196	$-	$1,339,196	$(1,334,415)	$(4,781)	$-
December 31, 2013
Repurchase Agreements	$353,396	$-	$353,396	$(353,396)	$-	$-

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

As of September 30, 2014 and December 31, 2013, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2014, the interest rate was 3.73%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 8.  CAPITAL STOCK

At September 30, 2014 and December 31, 2013, Bimini Capital’s capital stock is comprised of the following:

	September 30, 2014	December 31, 2013
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of September 30, 2014 and December 31, 2013	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,313,758 shares issued and outstanding as of September 30, 2014 and 11,509,756 shares
issued and outstanding as of December 31, 2013	12,314	11,510
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2014 and December 31, 2013	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2014 and December 31, 2013	32	32

Issuances of Common Stock

The table below presents information related to the Bimini Capital’s Class A Common Stock issued during the nine and three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Three Months Ended September 30,
Shares Issued Related To:	2014	2013	2014	2013
Directors' compensation	46,107	-	18,576	-
Vesting incentive plan shares(1)	500,000	892,844	-	876,640
Shares sold directly to employees(1)	257,895	-	-	-
Total shares of Class A Common Stock issued	804,002	892,844	18,576	876,640

(1)	See Note 9, Stock Incentive Plans, for details of these issuances.

There were no issuances of the Bimini Capital's Class B Common Stock and Class C Common Stock during the nine and three months ended September 30, 2014 and 2013.

NOTE 9.    STOCK INCENTIVE PLANS

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of Bimini Capital and to associate their interests with those of the Company and its stockholders.  The plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.

Phantom share awards represent a right to receive a share of Bimini Capital's Class A Common Stock.  These awards do not have an exercise price and are valued at the fair value of Bimini Capital’s Class A Common Stock at the date of the grant. The grant date value is amortized to compensation expense on a straight-line basis over the vesting period of the respective award.  The phantom shares vest, based on the employees’ continuing employment, following a schedule as provided in the individual grant agreements. Compensation expense recognized for phantom shares was approximately $279,000 and $238,000 for the nine and three months ended September 30, 2013, respectively.  During the nine months ended September 30, 2014, there was no compensation expense recognized for the phantom share awards issued, as such awards were in settlement of the 2013 bonus liability accrued at December 31, 2013, as described below.  Dividends paid on unsettled awards are charged to stockholders’ equity when declared.

A summary of Bimini Capital’s phantom share activity during nine months ended September 30, 2014 and 2013 is presented below:

	2014		2013
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	-	$-	367,844	$1.11
Granted during the period	500,000	0.38	525,000	0.23
Vested during the period	(500,000)	0.38	(892,844)	0.60
Nonvested, at September 30	-	$-	-	$-

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and did not affect the results of operations for the nine and three months ended September 30, 2014.

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

A summary of Orchid’s incentive share activity during the nine months ended September 30, 2014 is presented below:

		Weighted-	Weighted-
		Average	Average
		Grant-Date	Remaining
	Shares	Fair Value	Life
Restricted common stock, at January 1, 2014	-	$-	-
Restricted common stock granted during the period	29,844	12.41	-
Vested during the period	(5,844)	13.16	-
Restricted common stock, at September 30, 2014	24,000	$12.23	2.6 Years

On April 25, 2014, Orchid’s Compensation Committee granted each of its non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors have all the rights of any other Orchid stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of Orchid prior to the respective vesting dates.  In the nine and three months ended September 30, 2014, the non-employee directors also received a total of 5,844 and 2,900 shares, respectively, of immediately vested stock awards as part of their compensation for service on Orchid’s board of directors. Compensation expense recognized for restricted shares was approximately $118,000 and $63,000 for the nine and three months ended September 30, 2014.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Outstanding Litigation

The Company may from time to time be involved in various lawsuits and claims, both pending and threatened, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims, as well as the costs to defend them, is inherently unpredictable, and management may choose to settle certain matters based on a cost-benefit analysis.  However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome or settlement may be material to the results of operations of any particular period in which costs, if any, are recognized.

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNYM, and PreTSL XX and BNYM.  The parties have completed discovery and summary judgment motions have been fully submitted.  Oral argument on summary judgment motions has been scheduled for December 8, 2014.  A trial date for the action has not yet been scheduled.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

As of December 31, 2013, Bimini Capital had a REIT tax net operating loss carryforward (“NOL carryforwards” or “NOLs”) of approximately $17.1 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years 2028 through 2033.

As discussed in Note 1, Orchid was a qualified REIT subsidiary of Bimini Capital until the closing of its IPO and all of its activities were included with the activities of Bimini Capital through that date.  Subsequent to the closing of its IPO, Orchid is taxed separately from Bimini Capital.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital, Orchid and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the nine months ended September 30, 2014 and 2013, neither TRS had taxable income primarily due to the utilization of NOL carryforwards.

The TRS income tax (benefit) provision for the nine and three months ended September 30, 2014 and 2013 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to an intangible asset and NOL carryforwards.

Bimini Advisors has available at September 30, 2014 estimated federal and Florida NOL carryforwards of approximately $2.1 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.  In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax assets related to the NOL carryforwards and the intangible asset at September 30, 2014 total approximately $2.1 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2013, management did not believe that it had sufficient positive evidence to conclude that the realization of its deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of the deferred tax assets.  During the nine months ended September 30, 2014, management re-evaluated this position and determined that, due to increased projected management fee revenue and the ability to allocate certain overhead expenses to Orchid, there is sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets is more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $2.1 million related to the release of the valuation allowance.

As of September 30, 2014, MortCo has estimated federal NOL carryforwards of approximately $265.1 million and estimated available Florida NOLs of approximately $37.6 million, both of which will begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at September 30, 2014 are approximately $95.4 million. As of September 30, 2014 and December 31, 2013, management did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s net deferred tax assets.

NOTE 12.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2014 and 2013.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2014 and 2013.

Bimini Capital had dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2013. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2014 and 2013.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$6,030	$(723)	$346	$1,840
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,314	11,510	12,314	11,510
Effect of weighting	(161)	(727)	-	(251)
Weighted average shares-basic and diluted	12,153	10,783	12,314	11,259
Income (loss) per Class A common share:
Basic and diluted	$0.50	$(0.07)	$0.03	$0.16

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$16	$(2)	$1	$5
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.50	$(0.07)	$0.03	$0.16

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

The Company’s MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our MBS positions determined by either an independent third-party or do so internally.

MBS, retained interests, Eurodollar futures contracts and interest rate swaptions were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Mortgage-backed securities	$1,265,094	$-	$1,265,094	$-
Eurodollar futures contracts	3,344	3,344	-	-
Retained interests	1,987	-	-	1,987
Payer swaptions	3,906	-	3,906	-
December 31, 2013
Mortgage-backed securities	$389,341	$-	$389,341	$-
Eurodollar futures contracts	2,557	2,557	-	-
Retained interests	2,531	-	-	2,531

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

(in thousands)
	Retained Interests
	2014	2013
Balances, January 1	$2,531	$3,336
Gain included in earnings	2,643	2,536
Collections	(3,187)	(2,473)
Balances, September 30	$1,987	$3,399

During the nine months ended September 30, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of September 30, 2014.

Retained interests fair value (in thousands)			$1,987
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	30.80% - 83.60% (52.00%)	Next 10 Months
Loans in Foreclosure	100%	30.80% - 83.60% (52.00%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.50% - 4.94%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 17.7 (5.3)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 17.5 (0.7)	27.50% (27.50%)

NOTE 14. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $75,000 and $82,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

As discussed in Note 1, Orchid completed additional offerings of its common stock during the nine months ended September 30, 2014.  As a result of these offerings, at September 30, 2014 Bimini owned approximately 7.5% of the outstanding common stock of Orchid.

The table below presents the effects of the transactions above on the changes in equity attributable to Bimini Capital stockholders during the nine months ended September 30, 2014 and 2013.

($ in thousands)
	2014	2013
Net income (loss) attributable to Bimini Capital	$6,046	$(725)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for the sale of 2,360,000 common shares of Orchid	-	278
Decrease in Bimini Capital's paid-in capital for the sale of 9,682,784 common shares of Orchid
and the effect of the 24,000 shares of unvested restricted shares of Orchid (see Note 9)	(793)	-
Change from net income (loss) attributable to Bimini Capital and transfers from noncontrolling interest	$5,253	$(447)

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

The following is a roll forward of the noncontrolling interest during the nine months ended September 30, 2014 and 2013.

(in thousands)
	2014	2013
Balance, January 1	$31,615	$-
Issuance of common shares of Orchid Island Capital, Inc.	122,318	35,122
Net income attributed to noncontrolling interest	18,767	(1,235)
Amortization of Orchid Island Capital, Inc. equity plan compensation	41	-
Cash dividends paid to noncontrolling interest	(12,954)	(2,231)
Balance, September 30	$159,787	$31,656

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

Management has concluded that, after the close of its IPO, Orchid is a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO and through September 30, 2014, the Company continued to consolidate Orchid in its Consolidated Financial Statements.  This conclusion will be re-evaluated during subsequent reporting periods as the relationship between Bimini Capital and Orchid changes.

The following table presents the assets and liabilities of Orchid that are reflected on our consolidated balance sheets at September 30, 2014 and December 31, 2013 (excluding intercompany balances).

(in thousands)
	September 30, 2014	December 31, 2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$1,073,816	$335,775
Unpledged	101,716	15,448
Total mortgage-backed securities	1,175,532	351,223
Cash and cash equivalents	55,027	8,169
Restricted cash	7,781	2,446
Accrued interest receivable	5,655	1,559
Derivative assets, at fair value	3,906	-
Receivable for securities sold	249,410	-
Other assets	3,345	179
Total Assets	$1,500,656	$363,576

LIABILITIES:
Repurchase agreements	$1,255,978	$318,557
Payable for unsettled securities purchased	66,812	-
Accrued interest payable	388	91
Other liabilities	4,388	80
Total Liabilities	$1,327,566	$318,728

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the nine and three months ended September 30, 2014, the period beginning February 20, 2013 (the date of its IPO) through September 30, 2013 and the three months ended September 30, 2013 which are reflected in our consolidated statements of operations for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013(1)	2014	2013
Interest income	$19,658	$6,011	$9,286	$2,551
Interest expense	(1,905)	(753)	(818)	(294)
Net interest income	17,753	5,258	8,468	2,257
Unrealized gains (losses) on mortgage-backed securities	8,720	(8,532)	(1,404)	86
Realized gains (losses) on mortgage-backed securities	1,931	(1,491)	(1,960)	(667)
(Losses) gains on derivative instruments	(4,364)	4,096	3,057	(2,272)
Net portfolio income (loss)	24,040	(669)	8,161	(596)

Expenses:
Accrued incentive compensation	450	-	225	-
Directors' fees and liability insurance	405	207	165	83
Audit, legal and other professional fees	406	223	160	71
Direct REIT operating expenses	124	111	36	37
Other administrative	183	84	66	31
Total expenses	1,568	625	652	222

Net income (loss)	$22,472	$(1,294)	$7,509	$(818)

(1)	Consists of the period beginning February 20, 2013 through September 30, 2013.

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

Overview

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, Orchid continues to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together, “Bimini Advisors”) and to MortCo TRS, LLC  and its consolidated subsidiaries (collectively, “MortCo”). MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now means MortCo. References to the “Company” refer to the consolidated entity which is the consolidation of Bimini Capital, Orchid, Bimini Advisors and MortCo.

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

Consolidation of Orchid Island Capital, Inc.

Subsequent to Orchid’s IPO and through September 30, 2014, management has concluded that Orchid is a VIE, as defined in generally accepted accounting principles, because Orchid’s equity holders lack the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management has also concluded that Bimini Capital is the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital has the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and through September 30, 2014, the Company has continued to consolidate Orchid in its Consolidated Financial Statements even though, as of September 30, 2014, Bimini owned 7.5% of the outstanding common stock of Orchid.

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

Dividends To Stockholders

In order to maintain its qualification as a REIT, Bimini Capital is required (among other provisions) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Internal Revenue Code.   Beginning with its initial short tax period ended December 31, 2013, Orchid qualified and elected to be taxed as a REIT.  As such, the same taxation rules apply separately to Orchid.

REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Certain of these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  Others are permanent differences that only impact either GAAP or tax.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiaries do not impact REIT taxable income, unrealized gains or losses on the MBS do not impact REIT taxable income, interest income on MBS securities is computed differently for REIT taxable income and GAAP, and for tax reporting purposes Orchid’s IPO expenses are considered capital costs.

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

During the nine and three months ended September 30, 2014, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then for a total amount of $1.395 per share of its common stock during 2013 and $1.62 during the nine months ended September 30, 2014.

Net Operating Losses

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or NOL carryforwards from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOLs, if a REIT has sufficient NOLs it could apply such NOLs against its taxable income and avoid excise taxes without paying qualifying dividends to stockholders.  Accordingly, if in future periods Bimini Capital has taxable income, it can avoid the obligation to pay excise taxes by applying the approximately $17.1 million of NOLs available as of December 31, 2013  against such taxable income until the NOLs are exhausted in lieu of making distributions to stockholders.  Further, Bimini Capital, could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOLs.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOLs are consumed.

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2014, as compared to the nine and three months ended September 30, 2013.

Net Income (Loss) Summary

Consolidated net income for the nine months ended September 30, 2014 was $6.0 million, or $0.50 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.7 million, or $0.07 basic and diluted loss per share of Class A Common Stock, for the nine months ended September 30, 2013.

Consolidated net income for the three months ended September 30, 2014 was $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $1.8 million, or $0.16 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2013.

The components of net income (loss) for the nine and three months ended September 30, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Net portfolio interest income	$19,202	$5,837	$13,365	$9,149	$2,438	$6,711
Interest expense on junior subordinated notes	(736)	(746)	10	(248)	(251)	3
Gains (losses) on MBS and derivative instruments	7,499	(8,168)	15,667	(225)	(3,004)	2,779
Net portfolio income (loss)	25,965	(3,077)	29,042	8,676	(817)	9,493
Other income	2,600	7,252	(4,652)	173	2,468	(2,295)
Expenses, including income taxes	(3,752)	(6,135)	2,383	(2,273)	(510)	(1,763)
Net income (loss)	24,813	(1,960)	26,773	6,576	1,141	5,435
Income (loss) attributable to
noncontrolling interests	18,767	(1,235)	20,002	6,229	(704)	6,933
Net income (loss) attributable to
Bimini Capital Management, Inc.	$6,046	$(725)	$6,771	$347	$1,845	$(1,498)

As described below, “Other income (expense)” includes gains on fair value adjustments on retained interests in securitizations.  During the nine and three months ended September 30, 2013, “Other income (expense)” also includes approximately $4.7 million and $1.7 million, respectively, for the reversal of reserves related to certain loans MortCo had originated in its prior business.

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically interest rate futures contracts, such as Eurodollar and T-Note futures contracts, and interest rate swaptions, to hedge a portion of the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each interest rate futures contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate.  We currently have several interest rate swaption agreements in place, giving us the option to enter into pay fixed swaps covering future periods.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of September 30, 2014, the Company has Eurodollar futures contracts in place through 2018 and interest rate swaption agreements in place covering periods beginning in 2015 through 2025. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, because the Company has not elected hedging treatment under ASC Topic 815, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period, including those covering both the current period as well as future periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the income statement line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2014 and 2013 and each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments - Recognized in Income Statement (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
September 30, 2014	$3,257	$149	$3,406
June 30, 2014	(5,757)	(117)	(5,874)
March 31, 2014	(1,693)	(24)	(1,717)
December 31, 2013	729	(38)	691
September 30, 2013	(2,283)	(167)	(2,450)
June 30, 2013	6,841	230	7,071
March 31, 2013	(481)	6	(475)
Nine Months Ended
September 30, 2014	$(4,193)	$8	$(4,185)
September 30, 2013	4,077	69	4,146

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
September 30, 2014	$(24)	$(141)	$(165)
June 30, 2014	(3)	(127)	(130)
March 31, 2014	(136)	(109)	(245)
December 31, 2013	(153)	(94)	(247)
September 30, 2013	(121)	(79)	(200)
June 30, 2013	(79)	(105)	(184)
March 31, 2013	(121)	(101)	(222)
Nine Months Ended
September 30, 2014	$(163)	$(377)	$(540)
September 30, 2013	(321)	(285)	(606)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
September 30, 2014	$3,281	$290	$3,571
June 30, 2014	(5,754)	10	(5,744)
March 31, 2014	(1,557)	85	(1,472)
December 31, 2013	882	56	938
September 30, 2013	(2,162)	(88)	(2,250)
June 30, 2013	6,920	335	7,255
March 31, 2013	(360)	107	(253)
Nine Months Ended
September 30, 2014	$(4,030)	$385	$(3,645)
September 30, 2013	4,398	354	4,752

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2014	$10,035	$886	$(24)	$910	$9,149	$9,125
June 30, 2014	7,119	728	(3)	731	6,391	6,388
March 31, 2014	4,116	454	(136)	590	3,662	3,526
December 31, 2013	3,021	343	(153)	496	2,678	2,525
September 30, 2013	2,768	329	(121)	450	2,439	2,318
June 30, 2013	2,480	361	(79)	440	2,119	2,040
March 31, 2013	1,526	247	(121)	368	1,279	1,158
Nine Months Ended
September 30, 2014	$21,270	$2,068	$(163)	$2,231	$19,202	$19,039
September 30, 2013	6,774	937	(321)	1,258	5,837	5,516

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
September 30, 2014	$9,149	$9,125	$248	$(141)	$389	$8,901	$8,736
June 30, 2014	6,391	6,388	245	(127)	372	6,146	6,016
March 31, 2014	3,662	3,526	243	(109)	352	3,419	3,174
December 31, 2013	2,678	2,525	249	(94)	343	2,429	2,182
September 30, 2013	2,439	2,318	251	(80)	331	2,188	1,987
June 30, 2013	2,119	2,040	248	(105)	353	1,871	1,687
March 31, 2013	1,279	1,158	247	(101)	348	1,032	810
Nine Months Ended
September 30, 2014	$19,202	$19,039	$736	$(377)	$1,113	$18,466	$17,926
September 30, 2013	5,837	5,516	746	(286)	1,032	5,091	4,484

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the nine months ended September 30, 2014, the Company generated $19.2 million of net portfolio interest income, consisting of $21.3 million of interest income from MBS assets offset by $2.1 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2013, the Company generated $5.8 million of net portfolio interest income, consisting of $6.8 million of interest income from MBS assets offset by $0.9 million of interest expense on repurchase liabilities.  The $14.5 million increase in interest income and $1.1 million increase in interest expense for the nine months ended September 30, 2014 primarily reflects the deployment of the proceeds from Orchid’s 2014 capital raising activities into the MBS portfolio on a leveraged basis.

The Company’s economic interest expense on repurchase liabilities for the nine months ended September 30, 2014 and 2013 was $2.2 million and $1.3 million, respectively, resulting in $19.0 million and $5.5 million of economic net portfolio interest income, respectively.

During the nine months ended September 30, 2014, Bimini Capital generated $1.4 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2013, Bimini Capital generated $0.3 million of net portfolio interest income, consisting of $0.4 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

During the three months ended September 30, 2014, the Company generated $9.1 million of net portfolio interest income, consisting of $10.0 million of interest income from MBS assets offset by $0.9 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2013, the Company generated $2.4 million of net portfolio interest income, consisting of $2.8 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  The deployment of the proceeds from Orchid’s capital raising activities in 2014 on a leveraged basis was the main driver for the increase in both interest income and interest expense for the three months ended September 30, 2014 as compared to the same period in 2013.

The Company’s economic interest expense on repurchase liabilities for the three months ended September 30, 2014 and 2013 was $0.9 million and $0.5 million, respectively, resulting in $9.1 million and $2.3 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2014, Bimini Capital generated $0.68 million of net portfolio interest income, consisting of $0.75 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2013, Bimini Capital generated $0.18 million of net portfolio interest income, consisting of $0.22 million of interest income from MBS assets offset by $0.04 million of interest expense on repurchase liabilities.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2014 and 2013 and each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
September 30, 2014	$1,108,367	$10,035	3.62%	$1,096,611	$886	$910	0.32%	0.33%
June 30, 2014	882,591	7,119	3.23%	783,323	728	731	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
December 31, 2013	380,341	3,021	3.18%	345,068	343	496	0.40%	0.57%
September 30, 2013	375,950	2,768	2.94%	341,468	329	450	0.39%	0.53%
June 30, 2013	392,429	2,480	2.53%	350,714	361	440	0.41%	0.50%
March 31, 2013	286,226	1,526	2.13%	252,763	247	368	0.39%	0.58%
Nine Months Ended
September 30, 2014	$864,133	$21,270	3.28%	$804,314	$2,068	$2,231	0.34%	0.37%
September 30, 2013	351,535	6,774	2.57%	314,982	937	1,258	0.40%	0.53%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
September 30, 2014	$9,149	$9,125	3.30%	3.29%
June 30, 2014	6,391	6,388	2.86%	2.86%
March 31, 2014	3,662	3,526	2.40%	2.30%
December 31, 2013	2,678	2,525	2.78%	2.61%
September 30, 2013	2,439	2,317	2.55%	2.41%
June 30, 2013	2,119	2,040	2.12%	2.03%
March 31, 2013	1,279	1,158	1.74%	1.55%
Nine Months Ended
September 30, 2014	$19,202	$19,039	2.94%	2.91%
September 30, 2013	5,837	5,515	2.17%	2.04%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 37 and 39 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 39 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $21.3 million for the nine months ended September 30, 2014 and $6.8 million for the nine months ended September 30, 2013.  Average MBS holdings were $864.1 million and $351.5 million for the nine months ended September 30, 2014 and 2013, respectively. The $14.5 million increase in interest income was due to a $512.6 million increase in average MBS holdings, combined with a 71 basis point increase in yields.  The increase in average MBS during the nine months ended September 30, 2014 reflects the deployment of the proceeds of Orchid’s capital raising activities during 2014 on a leveraged basis.

Interest income for Bimini Capital was $1.6 million for the nine months ended September 30, 2014 and $0.4 million for the nine months ended September 30, 2013.  Average MBS holdings were $68.4 million and $43.9 million for the nine months ended September 30, 2014 and 2013, respectively. The $1.2 million increase in interest income was due to a combination of a 198 basis point increase in yields and a $24.5 million increase in average MBS holdings.

Interest income for the Company was $10.0 million for the three months ended September 30, 2014 and $2.8 million for the three months ended September 30, 2013.  Average MBS holdings were $1,108.4 million and $376.0 million for the three months ended September 30, 2014 and 2013, respectively. The $7.2 million increase in interest income was due to a $732.4 million increase in average MBS holdings, combined with a 68 basis point increase in yields.   The increase in average MBS during the three months ended September 30, 2014 reflects the deployment of the proceeds of Orchid’s 2014 capital raising activities on a leveraged basis.

Interest income for Bimini Capital was $0.75 million for the three months ended September 30, 2014 and $0.22 million for the three months ended September 30, 2013.  Average MBS holdings were $82.6 million and $40.5 million for the three months ended September 30, 2014 and 2013, respectively. The $0.53 million increase in interest income was due to a combination of a 149 basis point increase in yields and a $42.1 million increase in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the nine months ended September 30, 2014 and 2013 and for each quarter during 2014 and 2013.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
September 30, 2014	$1,048,424	$59,943	$1,108,367	$10,266	$(231)	$10,035	3.92%	(1.55)%	3.62%
June 30, 2014	833,497	49,094	882,591	8,303	(1,184)	7,119	3.98%	(9.64)%	3.23%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
December 31, 2013	355,868	24,473	380,341	3,011	10	3,021	3.38%	0.16%	3.18%
September 30, 2013	352,252	23,698	375,950	2,704	64	2,768	3.07%	1.07%	2.94%
June 30, 2013	366,862	25,567	392,429	2,805	(325)	2,480	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,714	(188)	1,526	2.56%	(4.13)%	2.13%
Nine Months Ended
September 30, 2014	$815,487	$48,646	$864,133	$23,421	$(2,151)	$21,270	3.83%	(5.89)%	3.28%
September 30, 2013	329,046	22,489	351,535	7,223	(449)	6,774	2.93%	(2.67)%	2.57%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $804.3 million and $315.0 million, generating interest expense of $2.1 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.  Our average cost of funds was 0.34% and 0.40% for nine months ended September 30, 2014 and 2013, respectively.  There was a 6 basis point decrease in the average cost of funds and a $489.3 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging by Orchid of the proceeds from its capital raising activities during 2014.

The Company’s economic interest expense was $2.2 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively. There was a 16 basis point decrease in the average economic cost of funds to 0.37% for the nine months ended September 30, 2014 from 0.53% for the nine months ended September 30, 2013.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the nine months ended September 30, 2014, partially offset by the decrease in the economic cost of funds rate.

Average outstanding repurchase agreements for Bimini Capital were $63.6 million and total interest expense was $0.2 million for the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, average outstanding repurchase agreements for Bimini Capital were $39.0 million and total interest expense was $0.1 million.  Bimini Capital’s average cost of funds was 0.34% and 0.41% for the nine months ended September 30, 2014 and 2013, respectively.

Bimini Capital’s economic interest expense was $0.3 million for each of the nine months ended September 30, 2014 and 2013. There was a 62 basis point decrease in the average economic cost of funds to 0.56% for the nine months ended September 30, 2014 from 1.18% for the nine months ended September 30, 2013.

Average outstanding repurchase agreements for the Company were $1,096.6 million and $341.5 million, generating interest expense of $0.9 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively.  Our average cost of funds was 0.32% and 0.39% for three months ended September 30, 2014 and 2013, respectively.  There was a 7 basis point decrease in the average cost of funds and a $755.1 million increase in average outstanding repurchase agreements during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging by Orchid of the proceeds from its capital raising activities during 2014.

The Company’s economic interest expense was $0.9 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. There was a 20 basis point decrease in the average economic cost of funds to 0.33% for the three months ended September 30, 2014 from 0.53% for the three months ended September 30, 2013.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended September 30, 2014, partially offset by the decrease in the economic cost of funds rate.

Average outstanding repurchase agreements for Bimini Capital were $76.8 million and total interest expense was $0.07 million for the three months ended September 30, 2014.  During the three months ended September 30, 2013, average outstanding repurchase agreements for Bimini Capital were $36.3 million and total interest expense was $0.04 million.  Bimini Capital’s average cost of funds was 0.35% and 0.39% for the three months ended September 30, 2014 and 2013, respectively.

Bimini Capital’s economic interest expense was $0.07 million and $0.13 million for the three months ended September 30, 2014 and 2013, respectively. There was a 107 basis point decrease in the average economic cost of funds to 0.35% for the three months ended September 30, 2014 from 1.42% for the three months ended September 30, 2013.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 17 basis points above the average one-month LIBOR and 1 basis point below the average six-month LIBOR for the quarter ended September 30, 2014.  The Company’s average economic cost of funds was 18 basis points above the average one-month LIBOR and equal to the average six-month LIBOR for the quarter ended September 30, 2014. The average term to maturity of the outstanding repurchase agreements increased from 15 days at December 31, 2013 to 37 days at September 30, 2014.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2014 and 2013 and each quarter in 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
September 30, 2014	$1,096,611	$886	$910	0.32%	0.33%
June 30, 2014	783,323	728	731	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
December 31, 2013	345,068	343	496	0.40%	0.57%
September 30, 2013	341,468	329	450	0.39%	0.53%
June 30, 2013	350,714	361	440	0.41%	0.50%
March 31, 2013	252,763	247	368	0.39%	0.58%
Nine Months Ended
September 30, 2014	$804,314	$2,068	$2,231	0.34%	0.37%
September 30, 2013	314,982	937	1,258	0.40%	0.53%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.22%	0.04%	0.22%	0.04%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.40%	0.21%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.34%	0.13%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.30%	0.07%
March 31, 2013	0.21%	0.48%	0.18%	(0.09)%	0.37%	0.10%
Nine Months Ended
September 30, 2014	0.16%	0.33%	0.18%	0.01%	0.21%	0.04%
September 30, 2013	0.20%	0.44%	0.20%	(0.04)%	0.33%	0.09%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.7 million for each of the nine months ended September 30, 2014 and 2013.  The average rate of interest paid for the nine months ended September 30, 2014 was 3.74% compared to 3.78% for the comparable period in 2013.

Interest expense on the Company’s junior subordinated debt securities was $0.2 million for each of the three month periods ended September 30, 2014 and 2013.  The average rate of interest paid for the three months ended September 30, 2014 was 3.73% compared to 3.77% for the comparable period in 2013.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of September 30, 2014, the interest rate was 3.73%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Realized gains (losses) on sales of MBS	$2,058	$(1,541)	$3,599	$(1,992)	$(667)	$(1,325)
Unrealized gains (losses) on MBS	9,627	(10,773)	20,400	(1,639)	112	(1,751)
Total gains (losses) on MBS	11,685	(12,314)	23,999	(3,631)	(555)	(3,076)
(Losses) gains on interest rate futures	(3,066)	4,146	(7,212)	3,240	(2,450)	5,690
Gains on retained interests	2,643	2,536	107	196	780	(584)
(Loss) gain on payer swaptions	(1,120)	-	(1,120)	166	-	166
Gains on release of loan loss reserves	-	4,737	(4,737)	-	1,700	(1,700)

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the nine and three months ended September 30, 2014, the Company received proceeds of $499.2 million and $64.6 million, respectively, from the sales of MBS compared to $259.1 million and $44.4 million, for the nine and three months ended September 30, 2013, respectively.

The increase in MBS trading activities reflects the repositioning of our portfolio following Orchid’s capital raising activities in 2014.  The net realized gains (losses) on MBS for the nine and three months ended September 30, 2014 and 2013 were the result of sales executed to replace securities that no longer offered attractive risk adjusted returns with those that did.  Gains (losses) on interest rate futures contracts are a result of higher / lower short term and intermediate term rates and the resulting impact on implied forward rates during the nine and three months ended September 30, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
Three Months Ended,	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the nine and three months ended September 30, 2014, the Company recorded gains on retained interests of $2.6 million and $0.2 million, respectively, compared to gains of $2.5 million and $0.8 million, respectively, for the nine and three months ended September 30, 2013.

Operating Expenses

For the nine and three months ended September 30, 2014, the Company’s total operating expenses were approximately $5.8 million and $2.2 million, respectively, compared to approximately $7.4 million and $1.8 million for the nine and three months ended September 30, 2013, respectively.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2014 and 2013.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Compensation and benefits	$2,124	$1,585	$539	$767	$732	$35
Legal fees	936	492	444	312	229	83
Accounting, auditing and other professional fees	718	675	43	253	215	38
Directors’ fees and liability insurance	856	608	248	312	217	95
Direct REIT operating expenses	332	341	(9)	102	107	(5)
Other G&A expenses	841	639	202	451	297	154
Orchid Island Capital, Inc. IPO expenses(1)	-	3,042	(3,042)	-	-	-
	$5,807	$7,382	$(1,575)	$2,197	$1,797	$400

(1)
Consists of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2014, the Company’s MBS portfolio consisted of $1,265.1 million of agency or government MBS at fair value and had a weighted average coupon of 4.29%.  During the nine months ended September 30, 2014, the Company received principal repayments of $56.4 million compared to $30.8 million for the comparable period ended September 30, 2013.  The average prepayment speeds for the quarters ended September 30, 2014 and 2013 were 12.3% and 15.1%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2014	7.9	18.5	12.3
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8
December 31, 2013	5.1	19.2	11.0
September 30, 2013	7.1	30.1	15.1
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9

The following tables summarize certain characteristics of the Company’s PT MBS and structured MBS as of September 30, 2014 and December 31, 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2014
Adjustable Rate MBS	$3,847	0.3%	3.56%	239	1-Sep-35	5.71	10.05%	2.00%
Fixed Rate MBS	1,119,828	88.5%	4.37%	320	1-Oct-44	NA	NA	NA
Hybrid Adjustable Rate MBS	71,958	5.7%	2.55%	341	1-Aug-43	100.26	7.55%	1.99%
Total PT MBS	1,195,633	94.5%	4.26%	321	1-Oct-44	95.46	7.67%	1.99%
Interest-Only Securities	47,553	3.8%	4.10%	260	25-Jan-43	NA	NA	NA
Inverse Interest-Only Securities	21,908	1.7%	6.26%	312	25-Apr-41	NA	5.50%	NA
Total Structured MBS	69,461	5.5%	4.78%	276	25-Jan-43	NA	NA	NA
Total Mortgage Assets	$1,265,094	100.0%	4.29%	318	1-Oct-44	NA	NA	NA
December 31, 2013
Adjustable Rate MBS	$5,334	1.4%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate MBS	267,481	68.7%	3.99%	314	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate MBS	90,487	23.2%	2.61%	349	1-Aug-43	108.23	7.61%	1.99%
Total PT MBS	363,302	93.3%	3.65%	322	1-Dec-43	102.41	7.75%	1.99%
Interest-Only Securities	20,443	5.3%	4.36%	262	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,596	1.4%	5.91%	316	15-Dec-40	NA	6.07%	NA
Total Structured MBS	26,039	6.7%	4.69%	274	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$389,341	100.0%	3.72%	318	1-Dec-43	NA	NA	NA

($ in thousands)
	September 30, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$840,046	66.40%	$236,660	60.78%
Freddie Mac	414,597	32.77%	133,689	34.34%
Ginnie Mae	10,451	0.83%	18,992	4.88%
Total Portfolio	$1,265,094	100.00%	$389,341	100.00%

	September 30, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$107.49	$105.64
Weighted Average Structured Purchase Price	$10.39	$7.52
Weighted Average Pass Through Current Price	$107.81	$102.71
Weighted Average Structured Current Price	$13.97	$12.15
Effective Duration (1)	3.125	4.116

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.125 indicates that an interest rate increase of 1.0% would be expected to cause a 3.125% decrease in the value of the MBS in the Company’s investment portfolio at September 30, 2014.  An effective duration of 4.116 indicates that an interest rate increase of 1.0% would be expected to cause a 4.116% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the nine months ended September 30, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$1,617,245	$107.85	3.01%	$512,815	$104.47	2.25%
Structured MBS	54,735	15.38	(1.13)%	34,248	15.60	4.21%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Adjustable Rate MBS	$3,847	$13	$(43)	$(103)	0.33%	(1.13)%	(2.69)%
Hybrid Adjustable Rate MBS	71,958	2,750	(3,975)	(8,155)	3.82%	(5.52)%	(11.33)%
Fixed Rate MBS	1,119,828	30,149	(57,250)	(121,902)	2.69%	(5.11)%	(10.89)%
Interest-Only MBS	47,553	(12,988)	9,702	14,006	(27.31)%	20.40%	29.45%
Inverse Interest-Only MBS	21,908	(2,823)	(1,794)	(5,648)	(12.88)%	(8.19)%	(25.78)%
Total MBS Portfolio	$1,265,094	$17,101	$(53,360)	$(121,802)	1.35%	(4.22)%	(9.63)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$7,646,000	$(16,218)	$19,115	$38,230	(0.86)%	1.02%	2.04%
Junior Subordinated Debt Hedges	364,000	(772)	910	1,820	(0.86)%	1.02%	2.04%
	$8,010,000	$(16,990)	$20,025	$40,050	(0.87)%	1.02%	2.04%
Payer Swaptions
Repurchase Agreement Hedges	$275,000	$(3,327)	$12,417	$31,815	(1.21)%	4.52%	11.57%
Total Hedging	$8,285,000	$(20,317)	$32,442	$71,865	(0.25)%	0.39%	0.87%

Gross Totals		$(3,216)	$(20,918)	$(49,937)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts and payer swaptions outstanding.

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

Repurchase Agreements

As of September 30, 2014, the Company had established borrowing facilities in the repurchase agreement market with 17 counterparties which we believe provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. As of September 30, 2014, we had funding in place with 16 of the 17 counterparties.  These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2014, the Company had obligations outstanding under the repurchase agreements of approximately $1,339.2 million with a net weighted average borrowing cost of 0.34%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 1 to 161 days, with a weighted average maturity of 37 days.  Securing the repurchase agreement obligation as of September 30, 2014 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $1,414.4 million and a weighted average maturity of 319 months and cash pledged to counterparties of approximately $4.8 million.  Included in these amounts are repurchase agreement balances of approximately $238.5 million secured by assets with a fair value of approximately $246.9 million sold in September 2014 that settle in October 2014.  In September 2014, the Company purchased assets with a fair value of approximately $67.1 million which settle in October 2014 that are expected to be funded by repurchase agreements.  Through November 4, 2014, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2014 with maturities through April 6, 2015.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2014 and 2013.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2014	$1,339,196	$1,096,611	$242,585	22.12	%(1)
June 30, 2014	854,026	783,323	70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(2)
December 31, 2013	353,396	345,068	8,328	2.41%
September 30, 2013	336,739	341,468	(4,729)	(1.38)%
June 30, 2013	346,197	350,714	(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(3)

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2014 reflects the deployment of the proceeds, on a leveraged basis, of Orchid’s equity offerings.  During the quarter ended September 30, 2014, the Company’s investment in PT RMBS increased $294.4 million.

(2)
The higher ending balance relative to the average balance during the quarter ended March 31, 2014 reflects the deployment of the proceeds, on a leveraged basis, of Orchid’s January and March 2014 equity offerings.  During the quarter ended March 31, 2014, the Company’s investment in PT RMBS increased $402.5 million.

(3)
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

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our operations via repurchase agreements.  As of September 30, 2014, the Company had cash and cash equivalents of $59.6 million.  We generated cash flows of $73.3 million from principal and interest payments on our MBS portfolio and $3.2 million from retained interests and had average repurchase agreements outstanding of $804.3 million during the nine months ended September 30, 2014.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of September 30, 2014.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$1,339,196	$-	$-	$-	$1,339,196
Interest expense on repurchase agreements(1)	884	-	-	-	884
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,028	1,971	1,969	15,965	20,933
Payable for unsettled securities purchased	66,812	-	-	-	66,812
Totals	$1,407,920	$1,971	$1,969	$41,965	$1,453,825

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2014 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

Outlook

Bimini Capital

Prior to 2008, MortCo incurred significant losses in the operation of a mortgage loan origination business.  Bimini Capital materially downsized its investment portfolio to raise cash to fund the MortCo operations, leaving Bimini Capital with a significantly smaller capital base.  This smaller capital base made it difficult to generate sufficient net interest income to cover expenses.  Since MortCo terminated its operations in 2007, Bimini Capital has taken several significant steps designed to increase its probability of generating profits going forward, including a re-structuring of the portfolio, reducing expenses, retiring debt, and settling various litigation matters.  In general, Bimini Capital still needed to increase its capital base, and/or create alternative sources of revenues, to ensure the generation of profits over the long-term.  However, primarily because of litigation arising out of MortCo’s prior mortgage business, raising capital directly into Bimini Capital was not possible.  Therefore, Orchid was formed as a new entity into which capital could be raised.

Orchid Island Capital Inc.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed IPO of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its IPO of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for the underwriting, legal and other costs associated with the offering.  During the nine months ended September 30, 2013, the Company incurred costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Bimini Capital believes it will ultimately recover the expenses associated with the Orchid public offering; however, the time frame for this recovery will extend into future periods. To the extent Orchid is able to increase its capital base over time, Bimini Capital will benefit via increased management fees.

During the nine months ended September 30, 2014, Orchid completed several additional offerings of its common stock. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time.  As a result, pursuant to the management agreement between Bimini Advisors and Orchid, Bimini Advisors began to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini will also continue to share in distributions, if any, paid by Orchid to its stockholders.

The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end the ability of the Bimini Advisors and Bimini Capital to collect management fees and share overhead costs.  However, if Orchid were to terminate the management agreement without cause, Orchid would be required to pay a termination fee to Bimini Advisors.

Tax Matters

For the year ended December 31, 2013, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 11 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  Bimini Capital had REIT tax NOL carryforwards of approximately $17.1 million as of December 31, 2013 which are immediately available to offset future REIT taxable income.

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

The first such goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration. The second goal is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with the progress of housing finance reform and encourages and accommodates the increased participation of private capital in assuming credit risk associated with the secondary mortgage market. The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae.  The FHFA provided an update on their progress in this regard at an industry conference on October 20, 2014.  The Director of the FHFA, Mel Watt, outlined the progress to date associated with representation and warranty practices associated with eligible loans for securitization by the GSEs, the Common Securitization Platform (“CSP’) and Common Securitization Solutions (“CSC”) – a joint venture to house and operate the CSP, which will be designed to allow Fannie Mae and Freddie Mac to securitize loans off of a single platform.  As a result, it is still unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be on housing finance. As the economy has recovered, home prices have increased off the low levels seen in the aftermath of the financial crisis and a significant portion of the shadow inventory of homes that resulted from foreclosures have been worked off.  The combination of recovering home prices, attractive financing levels and decreased liquidations of homes via foreclosures have resulted in an acceleration in lending activity.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. Subsequently, the FOMC has announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds. Beginning in September 2014, the FOMC’s purchases will be reduced to a pace of $5 billion per month of Agency RMBS and $10 billion of U.S. Treasury securities. The FOMC has indicated that it will end its bond buying program in October 2014. The FOMC announced they would continue to reinvest principal and interest payments received from their RMBS portfolio in additional RMBS.  The FOMC expects even the lower level of purchases to maintain downward pressure on longer-term interest rates, support mortgage markets and make broader financial conditions more accommodative, which it believes should promote economic recovery and control inflation.

Although historically correlated with movements in the Federal Funds Rate, European inter-bank lending rates, specifically LIBOR, are independently affected by the fiscal and budgetary problems of the member countries of the European Union. In recent years, the European Central Bank, International Monetary Fund and member countries have provided emergency funding mechanisms to support members facing the inability to raise new debt at acceptable levels (such as Greece, Ireland, Portugal and Spain). To the extent this crisis reemerges, LIBOR may increase substantially.

Although long-term interest rates are currently at historically low levels, they are still high relative to short-term interest rates. We believe that the relationship between long and short-term interest rates will remain relatively unchanged so long as neither the U.S. economic recovery or inflation rates accelerate to levels unacceptable to the FOMC. The FOMC also recently reiterated its continued long-term goals of reaching maximum employment and inflation at 2% before adjusting the target Federal Funds Rate.  If the economic recovery were to strengthen or inflation rates increase, the Federal Reserve may decide to abandon its current low-interest rate policies and/or increase interest rates. Although an increase in the Federal Funds Rate would most likely result in an increase in LIBOR, other European-specific factors, such as a credit disruption in the European inter-bank credit market, could cause an increase in LIBOR independent of movements in the Federal Funds Rate.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

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

Capital Expenditures

At September 30, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company may from time to time be involved in various lawsuits and claims, both pending and threatened, including some that it has asserted against others, in which monetary and other damages are sought. These lawsuits and claims relate primarily to contractual disputes arising out of the ordinary course of the Company’s business. The outcome of such lawsuits and claims, as well as the costs to defend them, is inherently unpredictable, and management may choose to settle certain matters based on a cost-benefit analysis.  However, management believes that, in the aggregate, the outcome of all lawsuits and claims involving the Company will not have a material effect on the Company’s consolidated financial position or liquidity; however, any such outcome or settlement may be material to the results of operations of any particular period in which costs, if any, are recognized.

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene has alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene, and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNYM, and PreTSL XX and BNYM.  The parties have completed discovery and summary judgment motions have been fully submitted.  Oral argument on summary judgment motions has been scheduled for December 8, 2014.  A trial date for the action has not yet been scheduled.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2014, the Company issued 11,547 and 7,029 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereof.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 4, 2014	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 4, 2014	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)