Form 10-K
period 2014-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2015-03-16
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2014:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,898,723	$7,400,000	(a)
Class B Common Stock, $0.001 par value	20,760	$1,000	(b)
Class C Common Stock, $0.001 par value	31,938	$1,500	(b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2014.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 16, 2015	12,332,506
Class B Common Stock, $0.001 par value	March 16, 2015	31,938
Class C Common Stock, $0.001 par value	March 16, 2015	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”), is a specialty finance company that primarily invests in mortgage-backed securities (“MBS”).  The principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS and (ii) structured Agency MBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only (“POs”), among other types of structured Agency MBS. Bimini Capital’s website is located at http://www.biminicapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

We are organized and operate as a real estate investment trust (“REIT”) for federal income tax purposes, and as of December 31, 2014, our corporate structure included two taxable REIT subsidiaries (“TRS”), and until its deconsolidation on December 31, 2014, a separately taxed REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”).

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

•
On February 20, 2013, Orchid successfully sold 2,360,000 shares of its common stock in an initial public offering (“IPO”) for aggregate proceeds of approximately $35.4 million.  After the closing of the offering, and through December 31, 2013, Bimini owned approximately 29.38% of Orchid’s common stock.  At the closing of the offering, Orchid entered into a management agreement with Bimini Advisors, LLC, a wholly-owned subsidiary of Bimini. Under the management agreement, Bimini Advisors will oversee the business affairs of Orchid and in return will receive a fee for these services.

•	During 2014, Orchid issued a total of 13,357,991 shares of stock, primarily through public offerings. At December 31, 2014 Bimini owned approximately 5.9% of Orchid’s common stock.

Consolidation

The consolidated financial statements include the accounts of Bimini Capital, Orchid, Bimini Advisors and MortCo, as well as the wholly-owned subsidiaries of MortCo. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

From the date of Orchid’s IPO effectiveness until December 31, 2014, management concluded Orchid was a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management has also concluded that Bimini Capital was the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital had the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and until December 31, 2014, the Company continued to consolidate Orchid in its consolidated financial statements.  While the results of operations of Orchid are included in the Company’s consolidated financial statements, net income or loss attributable to Bimini Capital stockholders does not include the portion attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our 2013 consolidated balance sheet and our consolidated statement of equity within the equity section but separate from the stockholders’ equity.

In December 2014, management re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini’s decreased ownership interest in Orchid, the management contract no longer represented a variable interest.  As a result, in accordance with ASC 810, the Company has deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations are included in the consolidated statements of operations, equity and cash flows through December 31, 2014, and will be excluded in future periods.

Assets recognized as a result of consolidating Orchid at December 31, 2013 did not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets. Conversely, liabilities recognized as a result of consolidating Orchid did not represent additional claims on Bimini Capital’s assets; rather, they represented claims against the assets of Orchid. Creditors and stockholders of Orchid have no recourse to the assets of Bimini Capital.

Structure

Bimini Capital and Orchid have each elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. MortCo has been treated as a TRS since its acquisition.  Bimini Advisors, Inc. and its wholly owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) were incorporated.  Each is a TRS.  Bimini Capital, Orchid, MortCo, and Bimini Advisors are all treated as separate entities for tax purposes.

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency MBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency MBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency MBS may experience reduced spreads over our funding costs if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

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

•
investing in certain structured Agency MBS, such as IOs and IIOs, generally on an unleveraged basis in order to (i) increase returns due to the structural leverage contained in such securities, (ii) enhance liquidity due to the fact that these securities will be unencumbered or, when encumbered, the cash from such borrowings may be retained and (iii) diversify portfolio interest rate risk due to the different interest rate sensitivity these securities have compared to pass-through Agency MBS;

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and T-Note futures contracts and options to enter into interest rate swaps (“interest rate swaptions”), but may enter into other transactions in the future.

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

Management of Orchid

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid’s board of directors and is only permitted to perform such functions delegated by Orchid’s Board.  Bimini Advisors' authority to act on behalf of Orchid Island Capital is at all times limited by the Orchid Island Capital board of directors.

Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Orchid’s equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Orchid’s equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Orchid’s equity that is greater than $500 million.

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, Bimini Advisors began allocating to Orchid its pro rata portion of certain overhead costs set forth in the management agreement commencing with the calendar quarter beginning July 1, 2014.  Should Orchid terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

Taxation Structure

Bimini Capital has elected to be taxed as a REIT under the federal income tax laws. Qualification as a REIT, and the maintenance of such qualification, will depend upon Bimini Capital’s ability to meet, on a continuing basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, distribution levels and the concentration of ownership of its capital stock. We believe that Bimini Capital is organized and has operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we intend to continue to operate it in such a manner, but no assurance can be given that we will operate it in a manner so as to remain qualified as a REIT.  Events that could cause Bimini Capital to no longer qualify as a REIT under the Code include, but are not limited to a material increase in the revenue attributable to our management of Orchid relative to revenues generated by our MBS portfolio and a significant increase in the value of our TRS in relation to the value of all of Bimini Capital’s assets.

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

Employees

As of December 31, 2014, we had 6 full-time employees.

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

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns over the past several years. In addition, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate-related assets, including Agency MBS. As a result, values for MBS, including some Agency MBS and other AAA-rated MBS assets, have been negatively impacted at times. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

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

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, Agency RMBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our borrowing costs under repurchase agreements and junior subordinated debt are generally variable and correspond to short-term interest rates, such as the London Interbank Offered Rate, or LIBOR, or a short-term U.S. Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon a number of factors, including, without limitation:

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

On May 13, 2014, the FHFA released its updated 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, (ii) reduce taxpayer risk through increasing the role of private capital in the mortgage market, and (iii) build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future.

The first goal is to refine and improve foreclosure prevention and servicing initiatives for distressed borrowers. The second goal is to expand the credit risk transfer transactions that increase the participation of private capital in assuming credit risk associated with the secondary mortgage market. The third goal is to replace the current, outdated infrastructures of Fannie Mae and Freddie Mac with a common, more efficient securitization infrastructure that aligns the standards and practices of the two entities, beginning with core functions performed by both entities such as issuance, master servicing, bond administration, collateral management and data integration.

Furthermore, in October 2014, FHFA director Watt announced a number of general policy initiatives by the FHFA, including restoring a program that allows Fannie Mae and Freddie Mac to guarantee loans with down payments as low as 3%. Director Watt also said that the FHFA was taking steps to bring certainty to the circumstances under which Fannie Mae and Freddie Mac will require originators to repurchase defaulted mortgages that were later discovered to have underlying defects. We cannot predict the likelihood for the enactment, timing or final content of housing reform legislation.

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA White Paper or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

We invest in structured Agency MBS, including CMOs, IOs, IIOs and POs. Although structured Agency MBS are generally subject to the same risks as our pass-through Agency MBS, certain types of risks may be enhanced depending on the type of structured Agency MBS in which we invest.

The structured Agency MBS in which we invest are securitizations (i) issued by Fannie Mae, Freddie Mac or Ginnie Mae, (ii) collateralized by Agency MBS and (iii) divided into various tranches that have different characteristics (such as different maturities or different coupon payments). These securities may carry greater risk than an investment in pass-through Agency MBS. For example, certain types of structured Agency MBS, such as IOs, IIOs and POs, are more sensitive to prepayment risks than pass-through Agency MBS. If we were to invest in structured Agency MBS that were more sensitive to prepayment risks relative to other types of structured Agency MBS or pass-through Agency MBS, we may increase our portfolio-wide prepayment risk.

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

On January 8, 2015, the FHFA announced they would reduce the mortgage insurance premium (“MIP”) from 135 basis points to 85 basis points. The MIP fee represents an insurance premium paid by borrowers to defer a portion the cost to the FHA for the guarantee of the loans.  The change was to take effect immediately and was designed to enhance affordability of mortgage loans for eligible borrowers.  The effect on securities owned by the Company is to reduce the refinancing threshold to the borrower and to potentially increase prepayment speeds going forward.

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

While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. The valuation process during times of market distress can be particularly difficult and unpredictable and during such time the disparity of valuations provided by third-party dealers can widen.

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

We intend to maintain master repurchase agreements with several counterparties. We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Any decline in the value of Agency MBS, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. We may be unable to diversify the credit risk associated with our lenders. In the event that we cannot obtain sufficient funding on acceptable terms, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely effected.

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
•
the amount of gross income that a REIT may earn from certain hedging transactions, other than hedging transactions that satisfy certain requirements of the Internal Revenue Code, is limited by federal income tax provisions governing REITs;

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

To the extent that our hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if any of these issues causes a counterparty to fail to perform under a derivative agreement we could incur a significant loss.

For example, if a counterparty under an interest rate swaption agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swaption agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swaption. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swaption agreements if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate swaption counterparty fails to perform under the terms of the interest rate swaption agreement, in addition to not being able to exercise or otherwise cash settle the agreement, we could also incur a loss for the premium paid for that swaption.

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

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. The final package of Basel III reforms was approved by the G20 leaders in November 2010. In January 2013, the Basel Committee agreed to delay implementation of the Basel III standards and expanded the scope of assets permitted to be included in a bank's liquidity measurement. In 2014, the Basel Committee announced that it would propose additional changes to capital requirements for banks over the next few years. U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, including the Supplementary Leverage Ratio imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, which will be fully phased in by 2019, will require banks to hold more capital, predominantly in the form of common equity, than under the current capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

In April 2014, U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards beginning in January 2018, which would impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

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

The termination of our management agreement with Orchid could significantly reduce our revenues.

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors. As Manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.

In exchange for these services, Bimini Advisors receives a monthly management fee.  In addition, Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and Bimini Advisors allocates to Orchid its pro rata portion of certain overhead costs.  If Orchid were to terminate the management agreement without cause, it would be obligated to pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.  The loss of these revenues, if it were to occur, would have a severe and immediate impact on the Company.

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider our company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have claimed the relief afforded by the above-described no-action letter. Consequently, we will be restricted to operating within the parameters discussed in the no-action letter and will not enter into hedging transactions covered by the no-action letter if they would cause us to exceed the limits set forth in the no-action letter. However, there can be no assurance that the CFTC will agree that we are entitled to the no-action letter relief claimed.

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

Management believes that Bimini Capital has been organized and has operated in conformity with the requirements for qualification as a REIT under the Code, and it intends to operate in a manner that will enable it to continue to meet the requirements for qualification and taxation as a REIT. However, management cannot assure you that Bimini Capital will remain qualified as a REIT.  Moreover, Bimini Capital’s qualification and taxation as a REIT will depend upon its ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal tax laws. Accordingly, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of investments we make, and the possibility of future changes in our circumstances, no assurance can be given that Bimini Capital’s actual results of operations for any particular taxable year will satisfy such requirements. Events that could cause Bimini Capital to no longer qualify as a REIT under the Code include, but are not limited to a material increase in the revenue attributable to our management of Orchid relative to revenues generated by our MBS portfolio and a significant increase in the value our TRS in relation to the value of all of Bimini Capital’s assets.

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

The tax on prohibited transactions will limit Bimini Capital’s ability to engage in transactions which would be treated as prohibited transactions for federal income tax purposes.

Net income that Bimini Capital derives from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by Bimini Capital.

We intend to conduct our operations at the REIT level so that no asset that Bimini Capital owns will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, even though the sales. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that Bimini Capital sells will not be treated as property held for sale to customers, or that Bimini Capital can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.

Risks Related to Conflicts of Interest in Our Relationship with Orchid

Bimini Capital and Orchid may compete for opportunities to acquire assets, which are allocated in accordance with the Investment Allocation Agreement by and among Orchid and Bimini Advisors.

From time to time we may seek to purchase for Bimini Capital the same or similar assets that we seek to purchase for Orchid. In such an instance, we may allocate such opportunities in a manner that preferentially favors Orchid. We will make available to either Bimini Capital or Orchid opportunities to acquire assets that we determine, in our reasonable and good faith judgment, based on the objectives, policies and strategies, and other relevant factors, are appropriate for either entity in accordance with the Investment Allocation Agreement among Bimini Capital, Orchid and Bimini Advisors.

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

Bimini continues to hold an investment in the common stock of Orchid. In evaluating opportunities for ourselves and Orchid, this may lead us to emphasize certain asset acquisition, disposition or management objectives over others, such as balancing risk or capital preservation objectives against return objectives. This could increase the risks or decrease the returns of your investment in our common stock.

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

We have not made distributions to our stockholders since 2011 and we cannot assure you of our ability to make distributions to our stockholders in the future.

We intend to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year, subject to the application of our tax net operating loss carryforwards and certain other adjustments. We have not made distributions to our stockholders since 2011, and our ability to make distributions in the future might be harmed by the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition, qualifying and maintaining our qualification as a REIT and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have the ability to make distributions to our stockholders in the future. To the extent that we decide to pay distributions from the proceeds of any securities offerings, such distributions would generally be considered a return of capital for U.S. federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

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

The market value of shares of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or distributions;
•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
•	increases in market interest rates that affect the value of our MBS portfolios;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of the covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNYM, and PreTSL XX and BNYM.  The parties have completed discovery and summary judgment motions were filed on June 13, 2014.  On January 6, 2015, the Court issued its Decision and Orders on the parties’ motions for summary judgment.  The Court granted Bimini’s motion for summary judgment on Hildene’s claims for aiding and abetting breach of fiduciary duty and unjust enrichment, but denied Bimini’s motion with respect to Hildene’s claim for tortious interference with contract.  The Court denied Hildene’s motion for summary judgment with respect to all three of Hildene’s claims, but granted its motion with respect to Bimini’s counterclaims for contribution and set-off.  On February 9, 2015, Bimini filed a notice of appeal with respect to that portion of the Decision and Orders denying Bimini’s motion for summary judgment on Hildene’s claims for tortious interference with contract, and on February 18, 2015, Hildene’s filed a notice of cross appeal with respect to that portion of the Decision and Orders that denied their motion for summary judgment on their claim for unjust enrichment.  Trial is currently scheduled to begin June 1, 2015.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM.OB”.  As of February 18, 2015, we had 12,332,506  shares of Class A Common Stock outstanding, which were held by approximately 2,212  holders of record.

The following table is a summary of historical prices of our Class A Common Stock.

	High	Low	Close	Dividends Declared
2014
First quarter	$0.75	$0.25	$0.56	$-
Second quarter	0.92	0.45	0.83	-
Third quarter	1.86	0.79	1.45	-
Fourth quarter	1.90	1.32	1.90	-
2013				.
First quarter	$0.48	$0.13	$0.35	$-
Second quarter	0.43	0.19	0.29	-
Third quarter	0.29	0.18	0.22	-
Fourth quarter	0.35	0.10	0.27	-

As of December 31, 2014, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

To qualify as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and subject to the application of any available tax net operating loss carryforwards. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Income as computed for purposes of the foregoing tax rules will not necessarily correspond to our income as determined for financial reporting purposes pursuant to GAAP.

Any additional distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of factors deemed relevant by our directors, which may include:

•	actual results of operations;
•	our financial condition;
•	our level of retained cash flows;
•	our capital requirements;
•	any debt service requirements;
•	our taxable income;
•	the availability of tax net operating loss carryforwards
•	the annual distribution requirements under the REIT provisions of the Code;
•	applicable provisions of Maryland law; and
•	other factors that our Board of Directors may deem relevant.

We have not made a distribution to stockholders since 2011, and we cannot assure you of our ability to make distributions to our stockholders in the future.

Our charter authorizes us to issue preferred stock that could have a preference over our common stock with respect to distributions. We currently have no intention to issue any preferred stock, but if we do, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock.

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio and the application of available net operating loss carryforwards. To the extent that our cash available for distribution is less than the amount required to be distributed under the REIT provisions of the Code, we may consider various funding sources to cover any shortfall, including selling certain of our assets, borrowing funds or using a portion of the net proceeds we receive in this offering or future offerings (and thus all or a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes). We also may elect to pay all or a portion of any distribution in the form of a taxable distribution of our stock or debt securities.  In addition, our Board of Directors may change our distribution policy in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “Plan”).  The Plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares, subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2014 concerning shares of our common stock authorized for issuance under the Plan.

Number of securities
remaining available for
	Total number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
by security holders	31,500	-	2,918,500	(2)
Equity compensation plans not approved
by security holders(1)	-	-	-
Total	31,500	-	2,918,500

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2014, the Company issued 35,271 and 21,469 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

On February 19, 2014, the Compensation Committee of the Board of Directors of Bimini Capital approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased a total of 257,895 shares of the Company’s common stock.  For purposes of these bonuses, the shares were valued at $0.38 per share, which was the closing market price of the Class A Common Stock on the day the Company’s Compensation Committee set the bonuses.  Issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the three months ended December 31, 2014.

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

Overview

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, and until December 31, 2014, Orchid continued to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together, “Bimini Advisors”) and to MortCo TRS, LLC  and its consolidated subsidiaries (collectively, “MortCo”). MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now mean MortCo. References to the “Company” refer to the consolidated entity which is the consolidation of Bimini Capital, Orchid, Bimini Advisors and MortCo, as of December 31, 2013 and for the years ended December 31, 2014 and 2013; and the consolidation of Bimini Capital, Bimini Advisors and MortCo as of December 31, 2014.

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

Management of Orchid

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors and its experienced RMBS investment team pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid’s board of directors and has only such functions and authority as delegated to it.

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

Consolidation of Orchid Island Capital, Inc.

Subsequent to Orchid’s IPO and until December 31, 2014, management concluded that Orchid was a VIE, as defined in generally accepted accounting principles, because Orchid’s equity holders lacked the ability through voting rights to make decisions about the activities that have a significant effect on the success of Orchid.  Management also concluded that Bimini Capital was the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital had the power to direct the activities of Orchid that most significantly impact its economic performance.  As a result, subsequent to Orchid’s IPO and until December 31, 2014, the Company continued to consolidate Orchid in its consolidated financial statements.

In December 2014, we re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini’s decreased ownership interest in Orchid, the management contract no longer represented a variable interest.  As a result, in accordance with ASC 810, the Company has deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations are included in the consolidated statements of operations, equity and cash flows through December 31, 2014, and will be excluded in future periods.

The noncontrolling interests reported in the Company’s 2013 consolidated balance sheet represented the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interests is presented in the equity section of the 2013 consolidated balance sheet, separate from equity attributed to Bimini Capital.  The net income of Orchid through December 31, 2014 has been allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The consolidation of Orchid’s assets and liabilities with those of Bimini Capital and its wholly-owned subsidiaries as of December 31, 2013 gives the appearance of a much larger organization. However, the assets recognized as a result of consolidating Orchid did not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets, nor did they represent amounts that are available to be distributed to Bimini Capital’s stockholders. Conversely, liabilities recognized as a result of consolidating Orchid did not represent additional claims on Bimini Capital’s assets; rather, they represented claims against the assets of Orchid.  In addition to the presentation of the Company’s consolidated portfolio activities in this section, we have also provided additional discussion related to the portfolio activities of Bimini Capital on its own.  We believe that this “parent-only” information along with the consolidated presentation provides useful information about the activities that are relevant to shareholders of Bimini Capital.

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

REIT taxable income is computed differently from net income as computed in accordance with generally accepted accounting principles ("GAAP net income"), as reported in the Company’s accompanying consolidated financial statements.  Depending on the number and size of the various items or transactions being accounted for differently, the differences between REIT taxable income and GAAP net income can be substantial and each item can affect several reporting periods. Certain of these items are timing or temporary differences between years; for example, an item that may be a deduction for GAAP net income in the current year may not be a deduction for REIT taxable income until a later year.  Others are permanent differences that only impact either GAAP or tax.  The most significant differences are as follows: the results of the Company’s taxable REIT subsidiaries do not impact REIT taxable income, unrealized gains or losses on the MBS do not impact REIT taxable income, interest income on MBS securities is computed differently for REIT taxable income and GAAP, and for tax reporting purposes Orchid’s IPO expenses (which were paid by Bimini Advisors) are considered capital costs.

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

During the year ended December 31, 2014, Bimini Capital made no dividend distributions as a separately reporting tax REIT.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such net operating losses have been consumed.

Orchid paid its first dividend on March 27, 2013 to stockholders of record as of March 25, 2013 in an amount of $0.135 per share of its common stock.  Orchid has also paid dividends each month since then for a total amount of $1.395 per share of its common stock during 2013 and $2.16 during 2014.

Net Operating Losses

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or NOL carryforwards from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOLs, if a REIT has sufficient NOLs it could apply such NOLs against its taxable income and avoid excise taxes without paying qualifying dividends to stockholders.  Accordingly, if in future periods Bimini Capital has taxable income, it can avoid the obligation to pay excise taxes by applying the estimated $18.0 million of NOL’s available as of December 31, 2014 against such taxable income until the NOL’s are exhausted in lieu of making distributions to stockholders.  Further, Bimini Capital, could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOL’s are consumed.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Net Income (Loss) Summary

Consolidated net income for the year ended December 31, 2014 was $7.7 million, or $0.63 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $2.3 million, or $0.21 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2013.   The components of net income (loss) for the years ended December 31, 2014 and 2013, along with the changes in those components are presented in the table below:

(in thousands)
	2014	2013	Change
Net portfolio interest income	$31,157	$8,515	$22,642
Interest expense on junior subordinated notes	(985)	(995)	10
Gains (losses) on MBS and derivative instruments	1,160	(9,325)	10,485
Net portfolio income (deficiency)	31,332	(1,805)	33,137
Other income	3,882	7,176	(3,294)
Expenses, including income tax benefit	(5,343)	(7,916)	2,573
Net income (loss)	29,871	(2,545)	32,416
Less: Income (loss) attributable to noncontrolling interests	22,126	(215)	22,341
Net income (loss) attributable to Bimini Capital Management, Inc.	$7,745	$(2,330)	$10,075

As described below, “other income” includes gains on fair value adjustments on retained interests in securitizations.  The 2013 “other income” also includes approximately $4.7 million for the reversal of reserves related to certain loans MortCo had originated in its prior business.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of December 31, 2014, the Company has Eurodollar futures contracts in place through 2018.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the statement of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2014 and 2013 and for each quarter during 2014 and 2013.

Gains (Losses) on Derivative Instruments - Recognized in Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
December 31, 2014	$(9,719)	$(287)	$(10,006)
September 30, 2014	3,257	149	3,406
June 30, 2014	(5,757)	(117)	(5,874)
March 31, 2014	(1,693)	(24)	(1,717)
December 31, 2013	729	(38)	691
September 30, 2013	(2,283)	(167)	(2,450)
June 30, 2013	6,841	230	7,071
March 31, 2013	(481)	6	(475)
Years Ended
December 31, 2014	$(13,912)	$(279)	$(14,191)
December 31, 2013	4,806	31	4,837

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
December 31, 2014	$(145)	$(136)	$(281)
September 30, 2014	(24)	(141)	(165)
June 30, 2014	(3)	(127)	(130)
March 31, 2014	(136)	(109)	(245)
December 31, 2013	(153)	(94)	(247)
September 30, 2013	(121)	(79)	(200)
June 30, 2013	(79)	(105)	(184)
March 31, 2013	(121)	(101)	(222)
Years Ended
December 31, 2014	$(308)	$(513)	$(821)
December 31, 2013	(474)	(379)	(853)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
December 31, 2014	$(9,574)	$(151)	$(9,725)
September 30, 2014	3,281	290	3,571
June 30, 2014	(5,754)	10	(5,744)
March 31, 2014	(1,557)	85	(1,472)
December 31, 2013	882	56	938
September 30, 2013	(2,162)	(88)	(2,250)
June 30, 2013	6,920	335	7,255
March 31, 2013	(360)	107	(253)
Years Ended
December 31, 2014	$(13,604)	$234	$(13,370)
December 31, 2013	5,280	410	5,690

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2014	$13,168	$1,213	$(145)	$1,358	$11,955	$11,810
September 30, 2014	10,035	886	(24)	910	9,149	9,125
June 30, 2014	7,119	728	(3)	731	6,391	6,388
March 31, 2014	4,116	454	(136)	590	3,662	3,526
December 31, 2013	3,021	343	(153)	496	2,678	2,525
September 30, 2013	2,768	329	(121)	450	2,439	2,318
June 30, 2013	2,480	361	(79)	440	2,119	2,040
March 31, 2013	1,526	247	(121)	368	1,279	1,158
Years Ended
December 31, 2014	$34,438	$3,281	$(308)	$3,589	$31,157	$30,849
December 31, 2013	9,795	1,280	(474)	1,754	8,515	8,041

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
December 31, 2014	$11,955	$11,810	$248	$(136)	$384	$11,707	$11,426
September 30, 2014	9,149	9,125	248	(141)	389	8,901	8,736
June 30, 2014	6,391	6,388	245	(127)	372	6,146	6,016
March 31, 2014	3,662	3,526	243	(109)	352	3,419	3,174
December 31, 2013	2,678	2,525	249	(94)	343	2,429	2,182
September 30, 2013	2,439	2,318	251	(80)	331	2,188	1,987
June 30, 2013	2,119	2,040	248	(105)	353	1,871	1,687
March 31, 2013	1,279	1,158	247	(101)	348	1,032	810
Years Ended
December 31, 2014	$31,157	$30,849	$984	$(513)	$1,497	$30,173	$29,352
December 31, 2013	8,515	8,041	995	(380)	1,375	7,520	6,666

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the year ended December 31, 2014, the Company generated $31.2 million of net portfolio interest income, consisting of $34.4 million of interest income from MBS assets offset by $3.3 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2013, the Company generated $8.5 million of net portfolio interest income, consisting of $9.8 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities.  The increases in interest income and interest expense for the year ended December 31, 2014 primarily reflect the deployment of the proceeds of Orchid’s 2014 capital raising activities into the MBS portfolio on a leveraged basis.

The Company’s economic interest expense on repurchase liabilities for the years ended December 31, 2014 and 2013 was $3.6 million and $1.8 million, respectively, resulting in $30.8 million and $8.0 million of economic net portfolio interest income, respectively.

During the year ended December 31, 2014, Bimini Capital generated $2.4 million of net portfolio interest income, consisting of $2.6 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2013, Bimini Capital generated $0.4 million of net portfolio interest income, consisting of $0.6 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

Bimini’s economic interest expense on repurchase liabilities for the years ended December 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively, resulting in $2.3 million and $0.1 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2014 and 2013 and for the years ended December 31, 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
December 31, 2014	$1,466,048	$13,168	3.59%	$1,442,905	$1,213	$1,358	0.34%	0.38%
September 30, 2014	1,108,367	10,035	3.62%	1,096,611	886	910	0.32%	0.33%
June 30, 2014	882,591	7,119	3.23%	783,323	728	731	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
December 31, 2013	380,341	3,021	3.18%	345,068	343	496	0.40%	0.57%
September 30, 2013	375,950	2,768	2.94%	341,468	329	450	0.39%	0.53%
June 30, 2013	392,429	2,480	2.53%	350,714	361	440	0.41%	0.50%
March 31, 2013	286,226	1,526	2.13%	252,763	247	368	0.39%	0.58%
Years Ended
December 31, 2014	$1,014,612	$34,438	3.39%	$963,962	$3,281	$3,589	0.34%	0.37%
December 31, 2013	358,737	9,795	2.73%	322,503	1,280	1,754	0.40%	0.54%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
December 31, 2014	$11,955	$11,810	3.25%	3.21%
September 30, 2014	9,149	9,125	3.30%	3.29%
June 30, 2014	6,391	6,388	2.86%	2.86%
March 31, 2014	3,662	3,526	2.40%	2.30%
December 31, 2013	2,678	2,525	2.78%	2.61%
September 30, 2013	2,439	2,318	2.55%	2.41%
June 30, 2013	2,119	2,040	2.12%	2.03%
March 31, 2013	1,279	1,158	1.74%	1.55%
Years Ended
December 31, 2014	$31,157	$30,849	3.05%	3.02%
December 31, 2013	8,515	8,041	2.33%	2.19%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 50 and 51 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances. The ending balances at December 31, 2014 used for calculating averages include the portfolio/repurchase agreement balances of Orchid Island Capital, Inc.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 51 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $34.4 million for the year ended December 31, 2014 and $9.8 million for year ended December 31, 2013. Average MBS holdings were $1,014.6 million and $358.7 million for the years ended December 31, 2014 and 2013, respectively. The $24.6 million increase in interest income was due to a $655.9 million increase in average MBS holdings, combined with a 66 basis point increase in yields.  The increase in average MBS during the year ended December 31, 2014 reflects the deployment of the proceeds of Orchid’s 2014 capital raising activities, on a leveraged basis.

Interest income for Bimini Capital was $2.6 million for the years ended December 31, 2014 and $0.6 million for the years ended December 31, 2013. Average MBS holdings were $77.2 million and $42.6 million for the years ended December 31, 2014 and 2013, respectively. The $2.0 million increase in interest income was due to a combination of a 201 basis point increase in yields and a $34.6 million increase in average MBS holdings.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
December 31, 2014	$1,397,518	$68,530	$1,466,048	$13,719	$(551)	$13,168	3.93%	(3.21)%	3.59%
September 30, 2014	1,048,424	59,943	1,108,367	10,266	(231)	10,035	3.92%	(1.55)%	3.62%
June 30, 2014	833,497	49,094	882,591	8,303	(1,184)	7,119	3.98%	(9.64)%	3.23%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
December 31, 2013	355,868	24,473	380,341	3,011	10	3,021	3.38%	0.16%	3.18%
September 30, 2013	352,252	23,698	375,950	2,704	64	2,768	3.07%	1.07%	2.94%
June 30, 2013	366,862	25,567	392,429	2,805	(325)	2,480	3.06%	(5.09)%	2.53%
March 31, 2013	268,024	18,202	286,226	1,714	(188)	1,526	2.56%	(4.13)%	2.13%
Years Ended
December 31, 2014	$960,995	$53,617	$1,014,612	$37,140	$(2,702)	$34,438	3.86%	(5.04)%	3.39%
December 31, 2013	335,751	22,986	358,737	10,234	(439)	9,795	3.05%	(1.91)%	2.73%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $964.0 million and $322.5 million, generating interest expense of $3.3 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively.  Our average cost of funds was 0.34% and 0.40% for years ended December 31, 2014 and 2013, respectively.  There was a 6 basis point decrease in the average cost of funds and a $641.5 million increase in average outstanding repurchase agreements during the year ended December 31, 2014 as compared to the year ended December 31, 2013.  The increase in average outstanding repurchase agreements, and the corresponding increase in interest expense, reflects the leveraging of the proceeds of Orchid’s 2014 capital raising activities.

The Company’s economic interest expense was $3.6 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. There was a 17 basis point decrease in the average economic cost of funds to 0.37% for the year ended December 31, 2014 from 0.54% for the previous year.

Average outstanding repurchase agreements for Bimini Capital were $71.8 million and total interest expense was $0.2 million for the year ended December 31, 2014.  During the year ended December 31, 2013, average outstanding repurchase agreements for Bimini Capital were $38.0 million and total interest expense was $0.2 million.  Bimini Capital’s average cost of funds was 0.35% and 0.40% for years ended December 31, 2014 and 2013, respectively.

Bimini Capital’s economic interest expense was $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013, respectively. There was an 80 basis point decrease in the average economic cost of funds to 0.49% for the year ended December 31, 2014 from 1.29% for the previous year.

Since all of the our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 18 basis points above average one-month LIBOR and equal to average six-month LIBOR for the quarter ended December 31, 2014.  The Company’s average economic cost of funds was 22 basis points above average one-month LIBOR and 4 basis points above average six-month LIBOR for the quarter ended December 31, 2014. The average term to maturity of the outstanding repurchase agreements decreased from 15 days at December 31, 2013 to 14 days at December 31, 2014.

The tables below present the consolidated average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2014 and 2013 and for the years ended December 31, 2014 and 2013 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
December 31, 2014	$1,442,905	$1,213	$1,358	0.34%	0.38%
September 30, 2014	1,096,611	886	910	0.32%	0.33%
June 30, 2014	783,323	728	731	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
December 31, 2013	345,068	343	496	0.40%	0.57%
September 30, 2013	341,468	329	450	0.39%	0.53%
June 30, 2013	350,714	361	440	0.41%	0.50%
March 31, 2013	252,763	247	368	0.39%	0.58%
Years Ended
December 31, 2014	$963,962	$3,281	3,589	0.34%	0.37%
December 31, 2013	322,503	1,280	1,754	0.40%	0.54%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
December 31, 2014	0.16%	0.34%	0.18%	0.00%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.22%	0.04%	0.22%	0.04%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
December 31, 2013	0.17%	0.36%	0.23%	0.04%	0.40%	0.21%
September 30, 2013	0.19%	0.40%	0.20%	(0.01)%	0.34%	0.13%
June 30, 2013	0.20%	0.43%	0.21%	(0.02)%	0.30%	0.07%
March 31, 2013	0.21%	0.48%	0.18%	(0.09)%	0.37%	0.10%
Years Ended
December 31, 2014	0.16%	0.33%	0.18%	0.01%	0.21%	0.04%
December 31, 2013	0.19%	0.42%	0.21%	(0.02)%	0.35%	0.12%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was approximately $1.0 million for both of the years ended December 31, 2014 and 2013.  The average rate of interest paid for the year ended December 31, 2014 was 3.74% compared to 3.78% for the comparable period in 2013.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2014, the interest rate was 3.74%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses for the years ended December 31, 2014 and 2013.

(in thousands)
	2014	2013	Change
Realized gains (losses) on sales of MBS	$2,949	$(1,249)	$4,198
Unrealized gains (losses) on MBS	12,402	(12,914)	25,316
Total gains (losses) on MBS	15,351	(14,163)	29,514
(Losses) gains on interest rate futures	(9,752)	4,837	(14,589)
Gains on retained interests	3,815	2,470	1,345
Loss on payer swaptions	(4,439)	-	(4,439)
Gains on release of loan loss reserves	-	4,737	(4,737)

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from sales.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2014, the Company received proceeds of $966.9 million from the sales of MBS compared to $430.7 million and for the year ended December 31, 2013.

The increase in MBS trading activities reflects the repositioning of our portfolio following Orchid’s capital raising activities in 2014.  The net realized gains (losses) on MBS for the years ended December 31, 2014 and 2013 were the result of sales executed to replace securities that no longer offered attractive risk adjusted returns with those that did.  Gains (losses) on interest rate futures and swaption contracts are a result of higher / lower short term and intermediate term rates and the resulting impact on implied forward rates during the years ended December 31, 2014 and 2013. The table below presents historical interest rate data for each quarter end during 2014 and 2013.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2014	2.17%	3.13%	3.86%	0.25%
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%
December 31, 2013	3.03%	3.48%	4.46%	0.24%
September 30, 2013	2.62%	3.52%	4.49%	0.25%
June 30, 2013	2.48%	3.17%	4.07%	0.27%
March 31, 2013	1.85%	2.76%	3.57%	0.28%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the CBOE.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the year ended December 31, 2014, the Company recorded gains on retained interests of $3.8 million compared to gains of $2.5 million for the year ended December 31, 2013.

Operating Expenses

For the year ended December 31, 2014, the Company’s total operating expenses were approximately $7.2 million compared to approximately $9.2 million for the year ended December 31, 2013.

(in thousands)
	2014	2013	Change
Compensation and benefits	$2,880	$2,298	$582
Legal fees	958	850	108
Accounting, auditing and other professional fees	948	892	56
Directors’ fees and liability insurance	1,171	836	335
Direct REIT operating expenses	462	441	21
Other G&A expenses	802	804	(2)
Orchid Island Capital, Inc. IPO expenses(1)	-	3,042	(3,042)
	$7,221	$9,163	$(1,942)

(1)
Consists of underwriting, legal and other costs associated with the Orchid IPO, which was completed on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying all such expenses.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2014, the Company’s MBS portfolio consisted of $117.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.33%.  During the year ended December 31, 2014, the Company received principal repayments of $87.1 million (which includes repayments received by Orchid during 2014) compared to $39.9 million for the comparable period ended December 31, 2013.  The average prepayment speeds for the quarters ended December 31, 2014 and 2013 were 8.1% and 11.0%, respectively.

The following table presents the constant prepayment rate (“CPR”) experienced on the Company’s structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented (including the impact of Orchid for all periods presented prior to Orchid’s deconsolidation on December 31, 2014).  CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2014	4.3	15.0	8.1
September 30, 2014	7.9	18.5	12.3
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8
December 31, 2013	5.1	19.2	11.0
September 30, 2013	7.1	30.1	15.1
June 30, 2013	7.2	33.0	19.5
March 31, 2013	12.7	32.6	23.9

The following tables summarize certain characteristics of the Company’s PT MBS and structured MBS as of December 31, 2014 and 2013:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2014
Fixed Rate MBS	$112,174	95.2%	4.30%	327	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	442	0.4%	4.00%	325	20-Jan-42	27.03	9.00%	1.00%
Total PT MBS	112,616	95.6%	4.30%	327	1-Dec-44	27.03	9.00%	1.00%
Interest-Only Securities	2,276	1.9%	3.11%	240	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,939	2.5%	6.35%	313	25-Apr-41	NA	0.80%	NA
Total Structured MBS	5,215	4.4%	4.94%	281	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$117,831	100.0%	4.33%	325	1-Dec-44	NA	NA	NA
December 31, 2013
Adjustable Rate MBS	$5,334	1.4%	3.92%	247	1-Sep-35	3.77	10.13%	2.00%
Fixed Rate MBS	267,481	68.7%	3.99%	314	1-Dec-43	NA	NA	NA
Hybrid Adjustable Rate MBS	90,487	23.2%	2.61%	349	1-Aug-43	108.23	7.61%	1.99%
Total PT MBS	363,302	93.3%	3.65%	322	1-Dec-43	102.41	7.75%	1.99%
Interest-Only Securities	20,443	5.3%	4.36%	262	25-Nov-40	NA	NA	NA
Inverse Interest-Only Securities	5,596	1.4%	5.91%	316	15-Dec-40	NA	6.07%	NA
Total Structured MBS	26,039	6.7%	4.69%	274	15-Dec-40	NA	NA	NA
Total Mortgage Assets	$389,341	100.0%	3.72%	318	1-Dec-43	NA	NA	NA

($ in thousands)
	December 31, 2014		December 31, 2013
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$66,974	56.84%	$236,660	60.78%
Freddie Mac	50,415	42.79%	133,689	34.34%
Ginnie Mae	442	0.37%	18,992	4.88%
Total Portfolio	$117,831	100.00%	$389,341	100.00%

	December 31, 2014	December 31, 2013
Weighted Average Pass Through Purchase Price	$107.95	$105.64
Weighted Average Structured Purchase Price	$5.98	$7.52
Weighted Average Pass Through Current Price	$108.53	$102.71
Weighted Average Structured Current Price	$9.08	$12.15
Effective Duration (1)	2.663	4.116

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.663 indicates that an interest rate increase of 1.0% would be expected to cause a 2.663% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2014.  An effective duration of 4.116 indicates that an interest rate increase of 1.0% would be expected to cause a 4.116% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2013. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the years ended December 31, 2014 and 2013.

($ in thousands)
	2014			2013
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$2,254,472	$108.10	2.81%	$661,363	$104.98	2.39%
Structured MBS	61,836	14.99	(0.65)%	44,679	15.44	1.69%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2014, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	442	3	(6)	(15)	0.72%	(1.38)%	(3.31)%
Fixed Rate MBS	112,174	2,547	(5,074)	(11,461)	2.27%	(4.52)%	(10.22)%
Interest-Only MBS	2,276	(1,018)	573	817	(44.75)%	25.16%	35.89%
Inverse Interest-Only MBS	2,939	(364)	(58)	(516)	(12.40)%	(1.97)%	(17.54)%
Total MBS Portfolio	$117,831	$1,168	$(4,565)	$(11,175)	0.99%	(3.87)%	(9.48)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$706,000	$(1,527)	$1,765	$3,530	(0.88)%	1.02%	2.04%
Junior Subordinated Debt Hedges	364,000	(727)	910	1,820	(0.81)%	1.02%	2.03%
	$1,070,000	$(2,254)	$2,675	$5,350	(0.86)%	1.02%	2.03%

Gross Totals		$(1,086)	$(1,890)	$(5,825)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of December 31, 2014, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with seven of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2014, the Company had obligations outstanding under the repurchase agreements of approximately $110.0 million with a net weighted average borrowing cost of 0.36%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 6 to 33 days, with a weighted average maturity of 14 days.  Securing the repurchase agreement obligation as of December 31, 2014 are MBS with an estimated fair value, including accrued interest, of $116.4 million and a weighted average maturity of 327 months and cash pledged to counterparties of approximately $0.3 million.  Through March 16, 2015, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at December 31, 2014 with maturities through April 24, 2015.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2014 and 2013.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2014	$109,964	$1,442,905	$(1,332,941)	(92.38	)%(1)
September 30, 2014	1,339,196	1,096,611	242,585	22.12	%(2)
June 30, 2014	854,026	783,323	70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(3)
December 31, 2013	353,396	345,068	8,328	2.41%
September 30, 2013	336,739	341,468	(4,729)	(1.38)%
June 30, 2013	346,197	350,714	(4,517)	(1.29)%
March 31, 2013	355,231	252,763	102,468	40.54	%(4)

(1)	The lower ending balance relative to the average balance during the quarter ended December 31, 2014 reflects the deconsolidation of Orchid at December 31, 2014.
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

(4)
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

Under our repurchase agreement funding arrangements, we are required to post margin at the initiation of the borrowing.  The margin posted represents the haircut, which is a percentage of the market value of the collateral pledged. To the extent the market value of the asset collateralizing the financing transaction declines, the market value of our posted margin will be insufficient and we will be required to post additional collateral.  Conversely, if the market value of the asset pledged increases in value, we would be over collateralized and we would be entitled to have excess margin returned to us by the counterparty.  Our lenders typically value our pledged securities daily to ensure the adequacy of our margin and make margin calls as needed, as do we.  Typically, but not always, the parties agree to a minimum threshold amount for margin calls so as to avoid the need for nuisance margin calls on a daily basis. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis.

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

In the coming periods, we expect to continue to finance our activities in a manner that is consistent with our operations via repurchase agreements.  As of December 31, 2014, the Company had cash and cash equivalents of $4.7 million.  We generated cash flows of $116.6 million from principal and interest payments on our MBS portfolio and $4.4 million from retained interests during the year ended December 31, 2014.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of December 31, 2014.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$109,964	$-	$-	$-	$109,964
Interest expense on repurchase agreements(1)	63	-	-	-	63
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,032	1,975	1,972	15,745	20,724
Totals	$111,059	$1,975	$1,972	$41,745	$156,751

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2014 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Orchid Island Capital Inc.

On October 22, 2012, Orchid filed a Form S-11 Registration Statement with the Securities and Exchange Commission related to a proposed IPO of its common equity.  The Registration Statement was declared effective on February 14, 2013 and Orchid closed on its IPO of common stock on February 20, 2013. Bimini Capital and Bimini Advisors acted as the sponsor of the offering by paying for the underwriting, legal and other costs associated with the offering.  During the year ended December 31, 2013, the Company incurred costs related to this offering of approximately $3.0 million.  On an economic basis, Bimini Capital and Bimini Advisors incurred these costs in anticipation of receiving fees from Orchid for acting as its manager as well as the ability to share certain overhead expenses.  The economic benefit of the management fees and the expense reduction will be recorded to the extent they are realized over time.  Bimini Capital believes it will recover, over time, the expenses associated with the Orchid public offering.

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

During the year ended December 31, 2014, Orchid completed several additional offerings of its common stock. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time.  As a result, pursuant to the management agreement between Bimini Advisors and Orchid, Bimini Advisors began to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini will also continue to share in distributions, if any, paid by Orchid to its stockholders.

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

Tax Matters

For the year ended December 31, 2014, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 13 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  Bimini Capital had REIT tax NOL carryforwards of approximately $18.0 million as of December 31, 2014 which are immediately available to offset future REIT taxable income.

The Company has used the term “REIT taxable income” throughout this document as being the amount available for distribution to its stockholders before any NOLs are applied, and before any distributions.  In arriving at income that could be subjected to taxation at the REIT entity level for a given year, dividends paid in the current year and any NOLs carried-over from prior periods are deducted (in that order) from current period income first.  NOLs expire 20 years from the year they are incurred.  Since Bimini Capital currently has NOLs from prior periods, which begin to expire in 2028, and are available to offset income in 2015 and in future periods, Bimini Capital has the option, but not the obligation, to apply such NOLs against REIT taxable income.  As a result, Bimini Capital could have income in 2015 and in future years, but not make distributions to stockholders.  This would occur if Bimini Capital had sufficient NOLs available to entirely offset the REIT income earned in a given year and chose to apply such NOLs.  Bimini Capital could also apply available NOLs against a portion of future period earnings and reduce the distributions to stockholders. Bimini Capital is unlikely to declare and pay dividends to stockholders until existing NOLs have been consumed.

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

Fannie Mae and Freddie Mac reform regained momentum in the first quarter of 2014 when Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (the “Johnson-Crapo Bill”), which is generally based on the Corker-Warner Bill.  However, this momentum was lost in the second quarter of 2014 when the Johnson-Crapo Bill was approved by the Senate Banking Committee, but failed to secure enough support to be considered by Congress.  The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach.  As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2015.  FHFA Chairman Mel Watt, during testimony before Congress in January of 2015, reiterated that the FHFA continues to work towards achieving these goals, although specific details about the eventual outcome were not provided. It is unclear which, if any, of these measures will be enacted, and, if any are enacted, what the effects would be.

The effect of the actions taken and to be taken by the U.S. Treasury, Congress or FHFA remains uncertain.  New and recently enacted laws, regulations and programs related to Fannie Mae and Freddie Mac may adversely affect the pricing, supply, liquidity and value of Agency RMBS and otherwise materially harm our business and operations.

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

At its December 18, 2013 meeting, the FOMC indicated that it saw improvement in economic activity and labor market conditions. As a result, the FOMC announced that, beginning in January 2014, it would reduce its monthly purchases of Agency RMBS from $40 billion to $35 billion and U.S. Treasury securities from $45 billion to $40 billion. The FOMC further stated that it would continue reinvesting principal payments from its holdings of these securities in Agency RMBS and rolling over maturing Treasury bonds at auction. Subsequently, the FOMC announced additional $5 billion reductions to its monthly purchases of both Agency RMBS and Treasury bonds.  The FOMC ended its bond buying program in October 2014. The FOMC announced they would continue to reinvest principal and interest payments received from their RMBS portfolio in additional RMBS.

On January 28, 2015, the FOMC issued a release noting that inflation has declined “substantially” in recent months and that the FOMC anticipates inflation to decline further in the near term.  However, on a more hawkish note, the FOMC stated that recent declines in energy prices have boosted household purchasing power and that economic activity has been expanding at a solid pace.

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

Effects on our borrowing costs

We leverage our pass-through Agency MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. In addition, we have $26.8 million outstanding junior subordinated debt that we consider to be part of our capital base.  The interest rates on our debt are determined by market levels of both the Federal Funds Rate and LIBOR. An increase in the U.S. Federal Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo, as well as the wholly-owned subsidiaries of MortCo. The accounts of Orchid are included in the consolidated balance sheet as of December 31, 2013 and the consolidated statements of operations, equity and cash flows until the deconsolidation of Orchid on December 31, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

Our MBS are valued using Level 2 valuations, and such valuations currently are determined based on independent pricing sources and/or third party broker quotes when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.  In managing our portfolio, the Company employs the following four-step process at each valuation date to determine the fair value of our MBS.

•
First, the Company obtains fair values from subscription-based independent pricing services. These prices are used by both the Company as well as our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings.

•
Second, the Company requests non-binding quotes from one to four broker-dealers for certain MBS in order to validate the values obtained by the pricing service. The Company requests these quotes from broker-dealers that actively trade and make markets in the respective asset class for which the quote is requested.

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

Investment in Orchid Island Capital, Inc.

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid.  The change in the fair value of this investment is reflected in other income in our 2014 consolidated statement of operations.  Going forward, dividends received on this investment will be reflected in our consolidated statement of operations.

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

Derivative Financial Instruments

The Company has entered into Eurodollar and T-Note futures contracts and interest rate swaptions to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The Company has elected to not treat any of its derivative financial instruments as hedges. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

Repurchase Agreements

We finance the acquisition of a significant portion of our MBS through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, which due to their short term nature approximate fair value.

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

Capital Expenditures

At December 31, 2014, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

As described in Note 1, management determined that on December 31, 2014 Orchid Island Capital, Inc. (“Orchid”) should no longer be consolidated as a variable interest entity in the Company’s consolidated financial statements.  As a result, the assets and liabilities of Orchid have been deconsolidated from the Company’s consolidated balance sheet at December 31, 2014, and the Company is accounting for its investment in Orchid as an investment under the fair value option at December 31, 2014.  Also as a result of the deconsolidation on December 31, 2014, Orchid’s results of operations and cash flows will cease to be included in the Company’s consolidated statements of operations and cash flows after December 31, 2014.  Our opinion is not modified with respect to this matter.

West Palm Beach, Florida March 16, 2015	/s/ BDO USA, LLP Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 and 2013

	2014	2013
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$116,026,180	$372,102,248
Unpledged	1,804,852	17,238,710
Total mortgage-backed securities	117,831,032	389,340,958
Cash and cash equivalents	4,699,059	11,959,292
Restricted cash	733,660	2,557,165
Investment in Orchid Island Capital, Inc., at fair value	12,810,728	-
Retained interests in securitizations	1,899,684	2,530,834
Accrued interest receivable	460,326	1,720,726
Property and equipment, net	3,584,603	3,663,437
Deferred tax assets, net	1,900,064	-
Other assets	2,960,042	2,755,234
Total Assets	$146,879,198	$414,527,646

LIABILITIES AND EQUITY

LIABILITIES:
Repurchase agreements	$109,963,995	$353,396,075
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	94,397	142,055
Other liabilities	814,597	826,660
Total Liabilities	137,677,429	381,169,230

EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of December 31, 2014 and 2013	-	-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,324,391 shares issued and outstanding as of December 31, 2014 and 11,509,756 shares
issued and outstanding as of December 31, 2013	12,324	11,510
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2014 and 2013	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2014 and 2013	32	32
Additional paid-in capital	334,522,850	334,810,312
Accumulated deficit	(325,333,469)	(333,078,313)
Stockholders’ equity	9,201,769	1,743,573
Noncontrolling interests	-	31,614,843
Total Equity	9,201,769	33,358,416
Total Liabilities and Equity	$146,879,198	$414,527,646

The following table includes assets to be used to settle liabilities of the variable interest entity ("VIE"). These assets and liabilities are included in the 2013 consolidated balance sheet above. See Note 17 for additional information on our VIE, which was consolidated as of December 31, 2013 and was deconsolidated on December 31, 2014.

ASSETS:
Mortgage-backed securities	$-	$351,222,512
Cash and cash equivalents and restricted cash	-	10,615,027
Accrued interest receivable and other assets	-	1,738,508
LIABILITIES:
Repurchase agreements	-	318,557,054
Accrued interest payable and other liabilities	-	171,721
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Interest income	$34,438,486	$9,794,654
Interest expense	(3,281,130)	(1,279,737)
Net interest income, before interest on junior subordinated notes	31,157,356	8,514,917
Interest expense on junior subordinated notes	(984,617)	(995,397)
Net interest income	30,172,739	7,519,520
Unrealized gains (losses) on mortgage-backed securities	12,402,090	(12,913,561)
Realized gains (losses) on mortgage-backed securities	2,948,683	(1,248,618)
(Losses) gains on derivative instruments	(14,191,436)	4,837,469
Net portfolio income (loss)	31,332,076	(1,805,190)

Other income:
Gains on retained interests in securitizations	3,815,160	2,469,701
Gains on release of loan loss reserves	-	4,737,260
Other income (expense)	66,991	(31,268)
Total other income	3,882,151	7,175,693

Expenses:
Compensation and related benefits	2,880,304	2,297,984
Directors' fees and liability insurance	1,171,422	836,473
Orchid Island Capital, Inc. IPO expenses	-	3,042,322
Audit, legal and other professional fees	1,906,333	1,741,587
Direct REIT operating expenses	462,246	440,733
Administrative and other expenses	800,342	803,861
Total expenses	7,220,647	9,162,960

Net income (loss) before income tax benefit	27,993,580	(3,792,457)
Income tax benefit	(1,877,797)	(1,247,768)

Net income (loss)	29,871,377	(2,544,689)
Less: Income (loss) attributable to noncontrolling interests	22,126,533	(214,717)

Net Income (Loss) attributable to Bimini Capital stockholders	$7,744,844	$(2,329,972)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.63	$(0.21)
CLASS B COMMON STOCK
Basic and Diluted	$0.63	$(0.21)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,198,187	10,966,076
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2014 and 2013

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2013	$10,681	$334,254,432	$(330,748,341)	$-	$3,516,772
Net loss	-	-	(2,329,972)	(214,717)	(2,544,689)
Issuance of common shares of
Orchid Island Capital, Inc.	-	278,238	-	35,121,762	35,400,000
Cash dividends paid to
noncontrolling interests	-	-	-	(3,292,202)	(3,292,202)
Issuance of Class A common shares
for equity plan exercises	893	(893)	-	-	-
Amortization of equity plan compensation	-	278,535	-	-	278,535

Balances, December 31, 2013	11,574	334,810,312	(333,078,313)	31,614,843	33,358,416
Net income	-	-	7,744,844	22,126,533	29,871,377
Issuance of common shares of
Orchid Island Capital, Inc.	-	(621,681)	-	171,992,831	171,371,150
Cash dividends paid to
noncontrolling interests	-	-	-	(20,522,827)	(20,522,827)
Issuance of Class A common shares
for board compensation and
for equity plan exercises	556	235,698	-	-	236,254
Class A common shares sold
directly to employees	258	97,742	-	-	98,000
Amortization of equity plan compensation	-	779	-	65,227	66,006
Deconsolidation of Orchid Island
Capital, Inc. as of December 31, 2014	-	-	-	(205,276,607)	(205,276,607)

Balances, December 31, 2014	$12,388	$334,522,850	$(325,333,469)	$-	$9,201,769
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,871,377	$(2,544,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation and equity plan amortization	302,260	278,535
Depreciation	102,800	121,822
Deferred income tax benefit	(1,900,064)	(1,287,154)
(Gains) losses on mortgage-backed securities	(15,350,773)	14,162,179
Gains on retained interests in securitizations	(3,815,160)	(2,469,701)
Loss on disposal of property and equipment	12,886	-
Gains on release of loan loss reserves	-	(4,737,260)
Realized and unrealized losses on interest rate swaptions	4,438,787	-
Fair value adjustment on Investment in Orchid Island Capital, Inc.	(9,752)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(4,950,854)	(1,001,831)
Other assets	(159,037)	1,230,608
Accrued interest payable	580,093	18,609
Other liabilities	745,801	236,955
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,868,364	4,008,073

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(2,316,307,507)	(706,042,461)
Sales	966,896,310	430,697,721
Principal repayments	87,102,953	39,946,437
Payments received on retained interests in securitizations	4,446,310	3,274,876
Increase in restricted cash	(5,966,495)	(1,716,665)
Purchases of property and equipment	(36,852)	(10,949)
Purchase of interest rate swaptions, net of margin cash received	(4,291,625)	-
Deconsolidation of Orchid Island Capital, Inc.	(93,136,610)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,361,293,516)	(233,851,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	8,382,637,845	3,867,715,039
Principal repayments on repurchase agreements	(7,189,419,249)	(3,664,613,138)
Issuance of common shares of Orchid Island Capital, Inc.	171,371,150	35,400,000
Cash dividends paid to noncontrolling interests	(20,522,827)	(3,292,202)
Class A common shares sold directly to employees	98,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,344,164,919	235,209,699

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,260,233)	5,366,731
CASH AND CASH EQUIVALENTS, beginning of the year	11,959,292	6,592,561
CASH AND CASH EQUIVALENTS, end of the year	$4,699,059	$11,959,292

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,685,654	$2,256,525
Income taxes	$22,267	$39,386
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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  During 2014, Orchid has completed additional offerings of its common stock, and until December 31, 2014, Orchid continued to be consolidated as a VIE.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid.

As used in this document, discussions related to the “Company”, refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and, through December 31, 2014, our variable interest entity (“VIE”).  As of December 31, 2014, balance sheet references to the “Company” do not include the VIE’s assets or liabilities.  References to “Bimini Capital” and the “parent” refer to Bimini Capital Management, Inc. as a separate entity.

Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) and MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo, as well as the wholly-owned subsidiaries of MortCo. The accounts of Orchid are included in the consolidated balance sheet as of December 31, 2013 and the consolidated statements of operations, equity and cash flows until December 31, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

From the effective date of Orchid’s IPO and until December 31, 2014, management concluded Orchid was a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on the success of Orchid. Management had also concluded that Bimini Capital was the primary beneficiary of Orchid because, under the management agreement between Bimini Advisors and Orchid, Bimini Capital had the power to direct the activities of Orchid that most significantly impact its economic performance. As a result, subsequent to Orchid’s IPO and until December 31, 2014, the Company consolidated Orchid in its financial statements.  While the results of operations of Orchid are included in the Company’s consolidated financial statements, net income or loss attributable to Bimini Capital stockholders does not include the portion of net income or loss attributable to noncontrolling interests. Additionally, noncontrolling interests in Orchid are recorded in our 2013 consolidated balance sheet and our consolidated statement of equity within the equity section but separate from the stockholders’ equity.

In December 2014, management re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini’s decreased ownership interest in Orchid, the management contract no longer represented a variable interest.  As a result, in accordance with ASC 810, the Company has deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations are included in the consolidated statements of operations, equity and cash flows through December 31, 2014, and will be excluded in future periods.

Assets recognized as a result of consolidating Orchid at December 31, 2013 did not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets. Conversely, liabilities recognized as a result of consolidating Orchid did not represent additional claims on Bimini Capital’s assets; rather, they represented claims against the assets of Orchid. Creditors and stockholders of Orchid have no recourse to the assets of Bimini Capital.

As further described in Note 9, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to ASC 810, Bimini Capital’s common share investment in the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

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

Beginning in 2007, the Company began a series of actions to respond to the losses and their impact on our capital base.  One of these actions was to evaluate and pursue capital raising opportunities for Orchid.  Orchid completed its initial public offering of common stock on February 20, 2013.  Bimini Capital and Bimini Advisors acted as sponsor to Orchid by agreeing to fund all underwriting, legal and other costs of the offering, which totaled approximately $3.0 million during the year ended December 31, 2013.  Orchid has no obligation or intent to reimburse Bimini Capital and Bimini Advisors, either directly or indirectly, for the offering costs; therefore, they were expensed in the Company’s 2013 consolidated statement of operations. As of March 31, 2014, Orchid reached $100 million of stockholders’ equity for the first time. As a result, in accordance with the management agreement between Bimini Advisors and Orchid,  Bimini Advisors began to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini Capital will continue to share in distributions, if any, paid by Orchid to its stockholders.

At December 31, 2014, the Company had cash and cash equivalents of approximately $4.7 million, an MBS portfolio of approximately $117.8 million and an equity capital base of approximately $9.2 million.  The Company generated cash flows of approximately $116.6 million from principal and interest payments on its MBS portfolio ($9.0 million excluding those of Orchid) and approximately $4.4 million from retained interests in securitizations during the year ended December 31, 2014.  In addition, during the year ended December 31, 2014 Bimini Advisors received approximately $2.4 million in management fees and expense reimbursements as manager of Orchid.  These amounts were eliminated from the 2014 consolidated statement of operations as the results of Orchid were included the consolidated presentation for the year ended December 31, 2014. If cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the fair values of MBS, Investment in Orchid, Eurodollar futures contracts, interest rate swaptions, retained interests and asset valuation allowances.

Statement of Comprehensive Income (Loss)

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less.  At December 31, 2014 restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $0.3 million of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2013 restricted cash consisted of approximately $2.6 million of cash held by a broker as margin on Eurodollar futures contracts.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2014, the Company’s cash deposits exceeded federally insured limits by approximately $3.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company uses large, well-known bank and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains or losses on MBS in the consolidated statement of operations.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

Investment in Orchid Island Capital, Inc.

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid.  The change in the fair value of this investment is reflected in other income in our 2014 consolidated statement of operations.  Going forward, dividends received on this investment will be reflected in our consolidated statement of operations. We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on quoted market price of Orchid’s common stock. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the how the investment is managed.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Eurodollar and T-Note futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but it may enter into other types of transactions in the future.  The Company has elected to not treat any of its derivative financial instruments as hedges. ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, the Company’s investment in Orchid, Eurodollar futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 15 of the financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of December 31, 2014 and December 31, 2013, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 9 to the consolidated financial statements.

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

Earnings Per Share

The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in dividend distributions to present both basic and diluted earnings per share (“EPS”) on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the treasury stock or two-class method, as applicable for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and Orchid, until the closing of its IPO on February 20, 2013, was a “qualified REIT subsidiary” of Bimini Capital under the Code.   Beginning with its short tax period commencing on February 20, 2013 and ended December 31, 2013, Orchid has qualified and elected to be taxed as a REIT, and filed a REIT tax return separate from Bimini Capital.  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At December 31, 2014, management believes that the Company has complied with the Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 13, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital and Orchid.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU is not expected to impact the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. The Company currently records its repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have any impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The ASU became effective beginning January 1, 2014 on either a prospective or retrospective basis.  The guidance represents a change in financial statement presentation only and the adoption of this ASU did not have any impact on the Company’s consolidated financial results.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2014 and 2013:

(in thousands)
	2014	2013
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$442	$90,487
Adjustable-rate Mortgages	-	5,334
Fixed-rate Mortgages	112,174	267,481
Total Pass-Through MBS	112,616	363,302
Structured MBS:
Interest-Only Securities	2,276	20,443
Inverse Interest-Only Securities	2,939	5,596
Total Structured MBS	5,215	26,039
Total	$117,831	$389,341

Included in the table above at December 31, 2013 are $351.2 million of MBS assets that may only be used to settle liabilities of the consolidated VIE.

The following table summarizes the Company’s MBS portfolio as of December 31, 2014 and 2013, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2014	December 31, 2013
Less than one year	$-	$46
Greater than five years and less than ten years	16	1,520
Greater than or equal to ten years	117,815	387,775
Total	$117,831	$389,341

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of December 31, 2014 and 2013:

(in thousands)
Series	Issue Date	2014	2013
HMAC 2004-2	May 10, 2004	$320	$-
HMAC 2004-3	June 30, 2004	753	1,518
HMAC 2004-4	August 16, 2004	496	654
HMAC 2004-5	September 28, 2004	331	359
Total		$1,900	$2,531

NOTE 4.  PROPERTY AND EQUIPMENT

The composition of property and equipment at December 31, 2014 and 2013 follows:

(in thousands)
	2014	2013
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	187	394
Office furniture and equipment	227	248
Total cost	4,488	4,716
Less accumulated depreciation and amortization	903	1,053
Property and equipment, net	$3,585	$3,663

Depreciation of property and equipment totaled $103,000 and $122,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5.  OTHER ASSETS

The composition of other assets at December 31, 2014 and 2013 follows:

(in thousands)
	2014	2013
Prepaid expenses	$265	$298
Servicing advances	699	831
Servicing sale receivable, including accrued interest	465	464
Investment in Bimini Capital Trust II	804	804
Due from affiliates	330	-
Other	397	358
Total other assets	$2,960	$2,755

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments, if any. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  As of December 31, 2014 and 2013, management determined that no allowance for doubtful accounts was necessary.  Collections on amounts previously written off are included in income as received.

NOTE 6.   REPURCHASE AGREEMENTS

As of December 31, 2014, the Company had outstanding repurchase agreement obligations of approximately $110.0 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $116.4 million, and cash pledged to counterparty of approximately $0.3 million.  As of December 31, 2013, the Company had outstanding repurchase agreement obligations of approximately $353.4 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $373.4 million.

As of December 31, 2014 and December 31, 2013, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$114,433	$1,998	$-	$116,431
Repurchase agreement liabilities associated with
these securities	$-	$108,074	$1,890	$-	$109,964
Net weighted average borrowing rate	-	0.36%	0.33%	-	0.36%
December 31, 2013
Fair value of securities pledged, including accrued
interest receivable	$-	$357,338	$16,081	$-	$373,419
Repurchase agreement liabilities associated with
these securities	$-	$337,977	$15,419	$-	$353,396
Net weighted average borrowing rate	-	0.39%	0.37%	-	0.39%

As of December 31, 2013, the outstanding repurchase obligations of the consolidated VIE included in the table above was $318.6 million collateralized by MBS with a fair value, including accrued interest, of approximately $337.0 million.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2014 and December 31, 2013, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $6.7 million and $19.9 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2014 and December 31, 2013 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
December 31, 2014
JVB Financial Group, LLC	$1,807	19.6%	8
ED&F Man Capital Markets Inc.	1,490	16.2%	22
December 31, 2013
Citigroup Global Markets, Inc.	$5,487	16.4%	11

The December 31, 2013 information presented in the table above includes the balances and exposures of the consolidated VIE.  At December 31, 2013, Bimini Capital had a maximum amount at risk of approximately $1.6 million.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity attributable to Bimini Capital equity at December 31, 2013 is as follows:

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

As of December 31, 2014 and 2013, such instruments were comprised entirely of Eurodollar futures contracts.  During the year ended December 31, 2014, the Company entered into, and settled before the end of the year, a T-Note futures contract.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

 During the year ended December 31, 2014, the Company, through its consolidated VIE, was a party to interest rate swaption agreements which granted the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into a receive fixed interest rate swap (“receiver swaption”).

The tables below present information related to the Company’s Eurodollar futures positions at December 31, 2014 and December 31, 2013.

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2014
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2015	0.63%	$36,500	$(5)	0.57%	$26,000	$(237)
2016	1.54%	56,000	46	1.54%	26,000	(61)
2017	2.23%	56,000	(3)	2.23%	26,000	(67)
2018	2.51%	56,000	(38)	2.51%	26,000	(56)
Total / Weighted Average	1.72%	$50,429	$-	1.60%	$26,000	$(421)
Cash posted as collateral, included in restricted cash						$476

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2013
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2014	0.40%	$262,500	$(189)	0.35%	$26,000	$(428)
2015	0.80%	275,000	(146)	0.80%	26,000	(176)
2016	1.90%	250,000	1,367	1.74%	26,000	9
2017	3.03%	250,000	2,291	-	-	-
2018	3.77%	250,000	1,575	-	-	-
Total / Weighted Average	2.02%	$257,353	$4,898	0.89%	$26,000	$(595)
Cash posted as collateral, included in restricted cash						$2,557

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Gain (Loss) From Derivative Instruments, Net

The tables below present the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2014 and 2013.

(in thousands)
	Consolidated		Parent-Only
	2014	2013	2014	2013
Eurodollar futures contracts (short positions)	$(9,838)	$4,837	$(280)	$9
T-Note futures contracts (short positions)	86	-	14	-
Payer swaptions	(4,439)	-	-	-
Net (losses) gains on derivative instruments	$(14,191)	$4,837	$(266)	$9

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

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2014 and December 31, 2013.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset
				in the Balance Sheet
			Net Amount	Financial
	Gross Amount	Gross Amount	of Liabilities	Instruments	Cash
	of Recognized	Offset in the	Presented in the	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2014
Repurchase Agreements	$109,964	$-	$109,964	$(109,706)	$(258)	$-
December 31, 2013
Repurchase Agreements	$353,396	$-	$353,396	$(353,396)	$-	$-

The amounts disclosed for collateral posted to the same counterparty are limited to the amount sufficient to reduce the liability presented in the balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral posted to the same counterparty typically exceeds the amounts presented.  See Note 6 for a discussion of collateral posted for repurchase obligations.

NOTE 9.  TRUST PREFERRED SECURITIES

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

As of December 31, 2014 and 2013, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2014, the interest rate was 3.74%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 10.  CAPITAL STOCK

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

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued during the years ended December 31, 2014 and 2013.

Shares Issued Related To:	2014	2013
Directors' compensation	56,740	-
Vesting incentive plan shares(1)	500,000	892,844
Shares sold directly to employees(1)	257,895	-
Total shares of Class A Common Stock issued	814,635	892,844

(1)	See Note 11, Stock Incentive Plans, for details of these issuances

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2014 and 2013.

NOTE 11.    STOCK INCENTIVE PLANS

Bimini Capital

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “2011 Plan”) to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of Bimini Capital and to associate their interest with those of the Company and its stockholders.  The 2011 plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of Common Stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.

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

A summary of phantom share activity during year ended December 31, 2013 is presented below:

	2013
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, at January 1	367,844	$1.11
Vested during the period	(367,844)	1.11
Nonvested, at December 31	-	$-

($ in thousands)
2013
Compensation expense recognized during the year	$157
Unrecognized compensation expense at year end	$-
Instrinsic value of unvested shares at year end	$-

In July 2013, the Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) approved the acceleration of the vesting of all outstanding, unvested equity awards held by management, as well as cash bonuses equal to 35% of the taxable income created by such vesting.  The accelerated vesting date was the August 13, 2013.  Expenses associated with each of the transactions described above were recorded in the year ended December 31, 2013.

In July 2013, the Committee also approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s efforts in completing the Orchid initial public offering.  The bonuses, which were paid on August 13, 2013, consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers and senior employees received bonuses totaling approximately $167,000, consisting of 525,000 shares of the Company’s common stock with an approximate value of $122,000, and cash of approximately $45,000.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on August 13, 2013.

In February 2014, the Committee approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014, consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on February 19, 2014. The expense related to this bonus was accrued at December 31, 2013 and did not affect the results of operations for the year ended December 31, 2014.

A summary of share award activity during the years ended December 31, 2014 and 2013 is presented below:

($ in thousands, except per share data)
	2014			2013
		Weighted-			Weighted-
		Average	Total		Average	Total
		Grant-Date	Compensation		Grant-Date	Compensation
	Shares	Fair Value	Expense	Shares	Fair Value	Expense
Fully Vested Shares Granted	500,000	$0.38	$190	525,000	$0.23	$122

Performance units represent the participant’s right to receive an amount, based on the value of a specified number of shares of Common Stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before performance units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If performance units are earned, they will be settled in cash, shares of Common Stock or a combination thereof.

A summary of performance unit activity during year ended December 31, 2014 is presented below:

	2014
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested, at January 1	-	$-
Granted during the year	31,500	1.78
Nonvested, at December 31	31,500	$1.78

($ in thousands)
2014
Compensation expense recognized during the year	$1
Unrecognized compensation expense at year end	$55
Weighted-average remaining vesting term (in years)	3.0
Intrinsic value of unvested shares at year end	$60

Orchid Island Capital

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

A summary of Orchid’s incentive share activity during the year ended December 31, 2014 is presented below:

	2014
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Restricted common stock, at January 1	-	$-
Restricted common stock granted during the period	29,844	12.41
Restricted common stock vested during the period	(5,844)	13.16
Restricted common stock, at December 31	24,000	$12.23

($ in thousands)
2014
Compensation expense recognized during the year	$142
Unrecognized compensation expense at year end	$228
Weighted-average remaining vesting term (in years)	2.3
Instrinsic value of unvested shares at year end	$313

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

On January 21, 2015, Orchid’s Compensation Committee granted equity awards and agreed to pay cash bonuses of $250,000 to employees of Bimini Capital. The equity awards were made pursuant to the terms and conditions of the 2012 Plan and consist of 11,292 shares of immediately vested Orchid common stock and 7,507 Orchid performance units. For purposes of the equity grants, the Orchid common stock was valued at $13.32 per share, which was the closing market price on January 21, 2015. The performance units are earned at the rate of 10% per quarter commencing with the quarter ending March 31, 2016 and concluding with the quarter ending June 30, 2018. The grantee must continue to serve as an executive officer of Orchid as of the end of each such quarter, and the performance objectives (as defined) must have been achieved, in order to receive the number of performance units that may be earned on each such date. When earned, each performance unit shall be settled by the issuance of one share of the Orchid’s common stock, at which time the performance unit shall be cancelled. The performance units contain dividend equivalent rights which entitle the participants to receive distributions declared by Orchid on its common stock.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital Management, Inc. (“Bimini”), the Bank of New York Mellon (“BNYM”), PreTSL XX, Ltd. and Hexagon Securities, LLC (“Hexagon”).  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene alleged claims against BNYM for breach of the Indenture, breach of fiduciary duties and breach of the covenant of good faith and fair dealing, and claims against Bimini for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.”  Hildene also alleged derivative claims brought in the name of Nominal Defendant BNYM.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNYM opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNYM, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNYM, and PreTSL XX and BNYM.  The parties have completed discovery and summary judgment motions were filed on June 13, 2014.  On January 6, 2015, the Court issued its Decision and Orders on the parties’ motions for summary judgment.  The Court granted Bimini’s motion for summary judgment on Hildene’s claims for aiding and abetting breach of fiduciary duty and unjust enrichment, but denied Bimini’s motion with respect to Hildene’s claim for tortious interference with contract.  The Court denied Hildene’s motion for summary judgment with respect to all three of Hildene’s claims, but granted its motion with respect to Bimini’s counterclaims for contribution and set-off.  On February 9, 2015, Bimini filed a notice of appeal with respect to that portion of the Decision and Orders denying Bimini’s motion for summary judgment on Hildene’s claims for tortious interference with contract, and on February 18, 2015, Plaintiffs filed a notice of cross appeal with respect to that portion of the Decision and Orders that denied their motion for summary judgment on their claim for unjust enrichment.  Trial is currently scheduled to begin June 1, 2015.  Bimini denies that the repurchase was improper and intends to continue to defend the suit vigorously.

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

NOTE 13.  INCOME TAXES

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

As of December 31, 2014, Bimini Capital had a REIT tax net operating loss carryforward (“NOL carryforwards” or “NOLs”) of approximately $18.0 million that is immediately available to offset future REIT taxable income.  The REIT tax net operating loss carryforwards will expire in years 2028 through 2034.

As discussed in Note 1, Orchid was a qualified REIT subsidiary of Bimini Capital until the closing of its IPO and all of its activities were included with the activities of Bimini Capital through that date.  Subsequent to the closing of its IPO, Orchid became subject to the REIT filing requirements and qualifications independent of Bimini Capital.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital, Orchid and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the years ended December 31, 2014 and 2013, neither TRS had taxable income primarily due to the utilization of NOL carryforwards.

The TRS income tax (benefit) provision for the years ended December 31, 2014 and 2013 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to an intangible asset and NOL carryforwards.

Bimini Advisors has available at December 31, 2014 estimated federal and Florida NOL carryforwards of approximately $1.6 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.  In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax assets related to the NOL carryforwards and the intangible asset at December 31, 2014 total approximately $1.9 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of December 31, 2013, management did not believe that it had sufficient positive evidence to conclude that the realization of its deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of the deferred tax assets.  During the year ended December 31, 2014, management re-evaluated this position and determined that, due to increased projected management fee revenue and the ability to allocate certain overhead expenses to Orchid, there is sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets is more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $1.9 million related to the release of the valuation allowance.

As of December 31, 2014, MortCo has estimated federal NOL carryforwards of approximately $263.9 million and estimated available Florida NOLs of approximately $36.4 million, both of which will begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at December 31, 2014 are approximately $94.9 million. As of December 31, 2014 and 2013, management did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s net deferred tax assets.

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code. Through 2007, MortCo based its tax position regarding the taxability of EII on advice received from its tax consultants. During 2008, MortCo re-evaluated its EII tax position, and concluded that it was no longer more likely than not that the pre-2008 tax position would be fully sustained upon examination. Based on this conclusion, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position during 2008.

During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to the EII taxable income, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the uncertainty surrounding the taxation of EII, MortCo accounted for the pre-2008 tax position as being more likely than not that the tax position would not be fully sustained upon examination.  On September 15, 2013, the statute of limitations for the IRS to challenge MortCo’s pre-2008 tax position expired.  As such, the remaining balance of the liability recorded in 2008 was reversed during the year ended December 31, 2013, which resulted in a tax benefit of $1.3 million.

NOTE 14.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2014 and 2013.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at December 31, 2014 and 2013.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2014 and 2013. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2014	2013
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$7,725	$(2,323)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,324	11,510
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	32	-
Effect of weighting	(158)	(544)
Weighted average shares-basic and diluted	12,198	10,966
Income (loss) per Class A common share:
Basic and diluted	$0.63	$(0.21)

(in thousands, except per-share information)
	2014	2013
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$20	$(7)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.63	$(0.21)

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

The Company’s MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our MBS positions determined by either an independent third-party or do so internally.

Mortgage-backed securities, retained interests and Eurodollar futures contracts were recorded at fair value on a recurring basis during 2014 and 2013. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Mortgage-backed securities	$117,831	$-	$117,831	$-
Eurodollar futures contracts	476	476	-	-
Investment in Orchid	12,811	12,811	-	-
Retained interests	1,900	-	-	1,900
December 31, 2013
Mortgage-backed securities	$389,341	$-	$389,341	$-
Eurodollar futures contracts	2,557	2,557	-	-
Retained interests	2,531	-	-	2,531

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013:

(in thousands)
	Retained Interests
	2014	2013
Balances, January 1	$2,531	$3,336
Gain included in earnings	3,815	2,470
Collections	(4,446)	(3,275)
Balances, December 31	$1,900	$2,531

During the years ended December 31, 2014 and 2013, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

    The following table summarizes the significant quantitative information about our level 3 fair value measurements as of December 31, 2014.

Retained interest fair value ($ in thousands)			$1,900
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	40.13% - 40.13% (40.13%)	Next 10 Months
Loans in Foreclosure	100%	40.13% - 40.13% (40.13%)	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.50% - 4.28%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 13.4 (7.6)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 1.5 (0.7)	27.50% (27.50%)

NOTE 16. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $83,000 and $99,000 for the years ended December 31, 2014 and 2013, respectively.

NOTE 17. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

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

Management concluded that, after the close of its IPO, Orchid was a VIE because Orchid's equity holders lack the ability through voting rights to make decisions about its activities that have a significant effect on its success. Management also concluded that Bimini Capital was the primary beneficiary of Orchid because, under the terms of the management agreement, Bimini Capital had the power to direct the activities of Orchid that most significantly impact its economic performance including asset selection, asset and liability management and investment portfolio risk management. As a result, subsequent to Orchid’s IPO, and until December 31, 2014, the Company continued to consolidate Orchid in its consolidated financial statements.

Orchid completed additional offerings of its common stock during year ended December 31, 2014.  As a result of these offerings, at December 31, 2014 Bimini owned approximately 5.9% of the outstanding common stock of Orchid.  During 2014, management continued to re-evaluate the conditions resulting in the consolidation of Orchid and at December 31, 2014 concluded that, due to Bimini’s decreased ownership interest in Orchid, the management contract no longer represented a variable interest.  In accordance with ASC 810, the Company has deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  Orchid’s activities are included in the consolidated statements of operations, equity and cash flows through December 31, 2014, but will be excluded in future periods.

Bimini Capital’s continuing investment in Orchid is carried at fair value of $12.8 million on our December 31, 2014 consolidated balance sheet.  At December 31, 2014, the net amount due from Orchid was approximately $0.3 million.  Our exposure to loss related to our investment in Orchid and the management contract is limited to these amounts.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the years ended December 31, 2014 and 2013.

(in thousands)
	2014	2013
Net income attributable to Bimini Capital	$7,745	$(2,330)
Transfers from the noncontrolling interests
Increase in Bimini Capital's paid-in capital for the sale of 2,360,000 common shares of Orchid	-	278
Decrease in Bimini Capital's paid-in capital for the sale of 13,357,991 common shares of Orchid
and the effect of the 24,000 shares of unvested restricted shares of Orchid	(622)	-
Change from net loss attributable to Bimini Capital and transfers from noncontrolling interest	$7,123	$(2,052)

The noncontrolling interests reported in the Company’s consolidated financial statements represent the portion of equity ownership in Orchid held by stockholders other than Bimini Capital.  Noncontrolling interest is presented in the equity section of the December 31, 2013 consolidated balance sheet, separate from stockholders’ equity attributed to Bimini Capital.  Net income of Orchid is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The following is a roll forward of the noncontrolling interest during the years ended December 31, 2014 and 2013.

(in thousands)
	2014	2013
Balance, January 1	$31,615	$-
Issuance of common shares of Orchid Island Capital, Inc.	171,993	35,122
Net income (loss) attributed to noncontrolling interest	22,127	(215)
Amortization of Orchid Island Capital, Inc. equity plan compensation	65	-
Cash dividends paid to noncontrolling interest	(20,523)	(3,292)
Deconsolidation of Orchid Island Capital, Inc.	(205,277)	-
Balance, December 31	$-	$31,615

The following table presents the assets and liabilities of Orchid that are reflected in the consolidated balance sheet at December 31, 2013 (excluding intercompany balances).

(in thousands)
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$335,775
Unpledged	15,448
Total mortgage-backed securities	351,223
Cash and cash equivalents	8,169
Restricted cash	2,446
Accrued interest receivable	1,559
Other assets	179
Total Assets	$363,576

LIABILITIES:
Repurchase agreements	$318,557
Accrued interest payable	91
Other liabilities	80
Total Liabilities	$318,728

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the years ended December 31, 2014 and the period beginning February 20, 2013 (the date of its IPO) through December 31, 2013 which are reflected in our consolidated statements of operations for the years ended December 31, 2014 and 2013.

(in thousands)
	2014	2013
Interest income	$31,804	$8,817
Interest expense	(3,031)	(1,062)
Net interest income	28,773	7,755
Unrealized gains (losses) on mortgage-backed securities	11,368	(10,192)
Realized gains (losses) on mortgage-backed securities	2,791	(1,198)
(Losses) gains on derivative instruments	(13,925)	4,828
Net portfolio income	29,007	1,193

Expenses:
Accrued incentive compensation	500	-
Directors' fees and liability insurance	569	290
Audit, legal and other professional fees	588	321
Direct REIT operating expenses	182	142
Other administrative	246	115
Total expenses	2,085	868

Net income	$26,922	$325

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included in this Annual Report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bimini Capital Management, Inc.
Vero Beach, Florida

We have audited Bimini Capital Management, Inc. and subsidiaries (the ”Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A - Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

West Palm Beach, Florida March 16, 2015	/s/ BDO USA, LLP Certified Public Accountants

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2014 (the "Proxy Statement").

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 16, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 16, 2015	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2015.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board,
Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas IV	President, Chief Financial Officer,
Chief Investment Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director