Form 10-Q
period 2015-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2015-05-15
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 15, 2015	12,346,376
Class B Common Stock, $0.001 par value	May 15, 2015	31,938
Class C Common Stock, $0.001 par value	May 15, 2015	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$113,352,550	$116,026,180
Unpledged	2,234,481	1,804,852
Total mortgage-backed securities	115,587,031	117,831,032
Cash and cash equivalents	4,514,148	4,699,059
Restricted cash	764,980	733,660
Orchid Island Capital, Inc. common stock, at fair value	12,997,244	12,810,728
Retained interests in securitizations	2,389,909	1,899,684
Accrued interest receivable	472,821	460,326
Property and equipment, net	3,560,807	3,584,603
Deferred tax assets, net	1,699,970	1,900,064
Other assets	2,914,557	2,960,042
Total Assets	$144,901,467	$146,879,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$106,293,634	$109,963,995
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	80,990	94,397
Other liabilities	3,889,471	814,597
Total Liabilities	137,068,535	137,677,429

STOCKHOLDERS' EQUITY:
Preferred stock	-	-
Common stock	12,397	12,388
Additional paid-in capital	334,542,933	334,522,850
Accumulated deficit	(326,722,398)	(325,333,469)
Stockholders’ equity	7,832,932	9,201,769
Total Liabilities and Stockholders' Equity	$144,901,467	$146,879,198
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Interest income	$1,207,134	$4,116,012
Interest expense	(100,192)	(454,340)
Net interest income, before interest on junior subordinated notes	1,106,942	3,661,672
Interest expense on junior subordinated notes	(243,473)	(243,182)
Net interest income	863,469	3,418,490
Unrealized gains on mortgage-backed securities	829,297	1,568,311
Realized gains on mortgage-backed securities	-	1,069,356
Losses on derivative instruments	(1,014,700)	(1,717,017)
Net portfolio income	678,066	4,339,140

Other income:
Gains on retained interests in securitizations	1,485,756	193,690
Unrealized gains on Orchid Island Capital, Inc. common stock	186,516	-
Orchid Island Capital, Inc. dividends	530,099	-
Management fees	854,800	-
Other expense	(11,980)	(10,128)
Total other income	3,045,191	183,562

Expenses:
Compensation and related benefits	668,790	446,173
Directors' fees and liability insurance	167,766	240,562
Audit, legal and other professional fees	334,777	400,251
Direct REIT operating expenses	18,803	115,183
Settlement of litigation	3,500,000	-
Other administrative	84,955	154,722
Total expenses	4,775,091	1,356,891

Net (loss) income before income tax provision (benefit)	(1,051,834)	3,165,811

Income tax provision (benefit)	337,095	(2,157,359)

Net (loss) income	(1,388,929)	5,323,170
Less: income attributable to noncontrolling interests	-	2,953,959

Net (Loss) Income attributable to Bimini Capital stockholders	$(1,388,929)	$2,369,211

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.11)	$0.20
CLASS B COMMON STOCK
Basic and Diluted	$(0.11)	$0.20
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,332,416	11,846,598
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2015

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2015	$12,388	$334,522,850	$(325,333,469)	$9,201,769
Net loss	-	-	(1,388,929)	(1,388,929)
Issuance of Class A common shares for board compensation	9	15,410	-	15,419
Amortization of equity plan compensation	-	4,673	-	4,673

Balances, March 31, 2015	$12,397	$334,542,933	$(326,722,398)	$7,832,932
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,388,929)	$5,323,170
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	20,092	190,000
Depreciation	23,796	29,054
Deferred income tax provision (benefit)	200,094	(2,179,626)
Gains on mortgage-backed securities	(829,297)	(2,637,667)
Gains on retained interests in securitizations	(1,485,756)	(193,690)
Fair value adjustment on Orchid Island Capital, Inc. common stock	(186,516)	-
Realized and unrealized losses on interest rate swaptions	-	156,479
Changes in operating assets and liabilities:
Accrued interest receivable	(12,495)	(1,419,920)
Other assets	45,485	(156,220)
Accrued interest payable	(13,407)	31,551
Other liabilities	3,074,874	(291,422)
NET CASH USED IN OPERATING ACTIVITIES	(552,059)	(1,148,291)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(986,194)	(548,231,274)
Sales	-	155,112,062
Principal repayments	4,059,492	11,062,224
Payments received on retained interests in securitizations	995,531	869,490
Increase in restricted cash	(31,320)	(1,641,665)
Purchases of property and equipment	-	(16,950)
Purchase of interest rate swaptions, net of margin cash received	-	(200,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,037,509	(383,046,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	234,227,774	1,824,362,982
Principal repayments on repurchase agreements	(237,898,135)	(1,465,139,473)
Issuance of common shares of Orchid Island Capital, Inc.	-	62,498,803
Cash dividends paid to noncontrolling interests	-	(2,919,600)
Class A common shares sold directly to employees	-	98,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,670,361)	418,900,712

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(184,911)	34,706,308
CASH AND CASH EQUIVALENTS, beginning of the period	4,699,059	11,959,292
CASH AND CASH EQUIVALENTS, end of the period	$4,514,148	$46,665,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$357,072	$665,971
Income taxes	$137,001	$22,267

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$-	$39,502,694
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  During 2013 and 2014, and until December 31, 2014, Orchid continued to be consolidated as a variable interest entity (“VIE”). Effective December 31, 2014, Orchid was deconsolidated.

As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid for 2014, and only the MBS portfolio of Bimini Capital for 2015. Discussions related to the “Company”, refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and, through December 31, 2014, our VIE.  References to “Bimini Capital” and the “parent” refer to Bimini Capital Management, Inc. as a separate entity. Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) and MortCo TRS, LLC (“MortCo”) and its consolidated subsidiaries.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo, as well as the wholly-owned subsidiaries of MortCo. The accounts of Orchid are included in the consolidated statements of operations and cash flows for the three months ended March 31, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, requires the consolidation of a VIE by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE, an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures for entities that have variable interests in VIEs.

From the effective date of Orchid’s IPO and until December 31, 2014, management concluded, pursuant to  ASC 810, that Orchid was a VIE. As a result, subsequent to Orchid’s IPO and until December 31, 2014, the Company consolidated Orchid in its financial statements.  The results of operations of Orchid were included in the Company’s 2014 consolidated statements of operations and cash flows, however, net income attributable to Bimini Capital stockholders did not include the portion of net income attributable to noncontrolling interests.

In December 2014, management re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini’s decreased percentage ownership interest in Orchid, there was no longer a variable interest requiring consolidation.  As a result, in accordance with ASC 810, the Company deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations were included in the consolidated statements of operations and cash flows through December 31, 2014, and have been excluded in subsequent periods.

Assets recognized as a result of consolidating Orchid in prior periods did not represent additional assets that could be used to satisfy claims against Bimini Capital’s assts.  Conversely, liabilities recognized as a result of consolidating Orchid did not represent additional claims on Bimini Capital’s assets; rather, they represented claims against the assets of Orchid.  Creditors and stockholders of Orchid have no recourse to the assets of Bimini Capital.

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

Liquidity

Material losses incurred by the Company in 2006 and 2007, attributable to the former mortgage origination operations of MortCo, significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. Litigation costs stemming from both the former operations of MortCo and Bimini Capital itself caused the Company’s overhead to be high in relation to its portfolio size. The smaller capital base made it difficult to generate sufficient net interest income to cover expenses.

Beginning in 2007, the Company began a series of actions to respond to the losses and their impact on our capital base.  One of these actions was to evaluate and pursue capital raising opportunities for Orchid.  Orchid completed its initial public offering of common stock on February 20, 2013.  In accordance with the management agreement between Bimini Advisors and Orchid,  Bimini Advisors began to allocate certain overhead costs to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini Capital will share in distributions when paid by Orchid to its stockholders.

At March 31, 2015, the Company had cash and cash equivalents of approximately $4.5 million, an MBS portfolio of approximately $115.6 million and an equity capital base of approximately $7.8 million.  The Company generated cash flows of approximately $5.3 million from principal and interest payments on its MBS portfolio and approximately $1.0 million from retained interests in securitizations during the three months ended March 31, 2015. In addition, during the three months ended March 31, 2015, the Company received approximately $1.0 million in management fees and expense reimbursements as manager of Orchid and approximately $0.5 in dividends from its investment in Orchid common shares.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

In May 2015, Bimini Capital reached an agreement in principle to settle a legal action as more fully described in Note 10.  In connection with the anticipated settlement and in accordance with GAAP, a provision for loss of $3.5 million has been charged to operations for the three months ended March 31, 2015.  Although payments under the anticipated settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the fair values of MBS, investment in Orchid common shares, Eurodollar futures contracts, interest rate swaptions, retained interests and asset valuation allowances.

Statement of Comprehensive (Loss) Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive (loss) income has not been included as the Company has no items of other comprehensive income.  Comprehensive (loss) income is the same as net (loss) income for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  At March 31, 2015, restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $0.2 million of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2014, restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $0.3 million of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $3.7 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

The fair value of the Company’s investment in MBS is governed by ASC Topic 820, Fair Value Measurement.  The definition of fair value in ASC Topic 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on independent pricing sources and/or third-party broker quotes, when available.

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains on MBS in the consolidated statements of operations.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

Orchid Island Capital, Inc. Common Stock

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statement of operations for the three months ended March 31, 2015.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock. Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

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

The Company has elected to not treat any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option.  FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid Island Capital, Inc. common stock, Eurodollar futures contracts and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2015 and December 31, 2014, due to the short-term nature of these financial instruments.

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

Share-Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation – Stock Compensation, to account for stock and stock-based awards.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award.  Payments pursuant to dividend equivalent rights, which are granted along with certain equity based awards, are charged to stockholders’ equity when dividends are declared.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  A significant forfeiture, or an indication that significant forfeitures may occur, would result in a revised forfeiture rate which would be accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company’s common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At March 31, 2015, management believes that the Company has complied with the Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 11, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2015 and December 31, 2014:

(in thousands)
	March 31, 2015	December 31, 2014
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$441	$442
Fixed-rate Mortgages	109,014	112,174
Total Pass-Through MBS	109,455	112,616
Structured MBS:
Interest-Only Securities	3,320	2,276
Inverse Interest-Only Securities	2,812	2,939
Total Structured MBS	6,132	5,215
Total	$115,587	$117,831

The following table summarizes the Company’s MBS portfolio as of March 31, 2015 and December 31, 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2015	December 31, 2014
Greater than five years and less than ten years	$11	$16
Greater than or equal to ten years	115,576	117,815
Total	$115,587	$117,831

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of March 31, 2015 and December 31, 2014:

(in thousands)
Series	Issue Date	March 31, 2015	December 31, 2014
HMAC 2004-2	May 10, 2004	$380	$320
HMAC 2004-3	June 30, 2004	827	753
HMAC 2004-4	August 16, 2004	380	496
HMAC 2004-5	September 28, 2004	310	331
HMAC 2004-6	November 17, 2004	493	-
Total		$2,390	$1,900

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2015, the Company had outstanding repurchase agreement obligations of approximately $106.3 million with a net weighted average borrowing rate of 0.38%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $113.8 million, and cash pledged to counterparties of approximately $0.2 million.  As of December 31, 2014, the Company had outstanding repurchase agreement obligations of approximately $110.0 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $116.4 million, and cash pledged to counterparties of approximately $0.3 million.

As of March 31, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$110,488	$3,277	$-	$113,765
Repurchase agreement liabilities associated with
these securities	$-	$103,781	$2,513	$-	$106,294
Net weighted average borrowing rate	-	0.36%	0.96%	-	0.38%
December 31, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$114,433	$1,998	$-	$116,431
Repurchase agreement liabilities associated with
these securities	$-	$108,074	$1,890	$-	$109,964
Net weighted average borrowing rate	-	0.36%	0.33%	-	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, receivable for securities sold, and cash posted by the Company as collateral, if any.  At March 31, 2015 and December 31, 2014, the Company had a maximum amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) of approximately $7.7 million and $6.7 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity at March 31, 2015 and December 31, 2014 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
March 31, 2015
JVB Financial Group, LLC	$2,045	26.1%	11
ED&F Man Capital Markets Inc.	2,015	25.7%	19
Citigroup Global Markets, Inc.	1,543	19.7%	18
South Street Securities, LLC	923	11.8%	20
December 31, 2014
JVB Financial Group, LLC	$1,807	19.6%	8
ED&F Man Capital Markets Inc.	1,490	16.2%	22

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivatives, such as Eurodollar and T-Note futures contracts and interest rate swaptions, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of March 31, 2015 and December 31, 2014, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

 During the three months ended March 31, 2014, the Company, through Orchid, was a party to interest rate swaption agreements which granted the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into a receive fixed interest rate swap (“receiver swaption”).

The tables below present information related to the Company’s Eurodollar futures positions at March 31, 2015 and December 31, 2014.

($ in thousands)
Eurodollar Futures Positions
As of March 31, 2015
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2015	0.53%	$38,667	$(56)	0.49%	$26,000	$(210)
2016	1.13%	56,000	(184)	1.13%	26,000	(168)
2017	1.74%	56,000	(274)	1.74%	26,000	(193)
2018	2.05%	56,000	(166)	2.05%	26,000	(115)
Total / Weighted Average	1.38%	$52,000	$(680)	1.31%	$26,000	$(686)
Cash posted as collateral, included in restricted cash						$529

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2014
	Repurchase Agreement Funding Hedges			Junior Subordinated Debt Funding Hedges
	Weighted	Average		Weighted	Average
	Average	Contract		Average	Contract
	LIBOR	Notional	Open	LIBOR	Notional	Open
Expiration Year	Rate	Amount	Equity(1)	Rate	Amount	Equity(1)
2015	0.63%	$36,500	$(5)	0.57%	$26,000	$(237)
2016	1.54%	56,000	46	1.54%	26,000	(61)
2017	2.23%	56,000	(3)	2.23%	26,000	(67)
2018	2.51%	56,000	(38)	2.51%	26,000	(56)
Total / Weighted Average	1.72%	$50,429	$-	1.60%	$26,000	$(421)
Cash posted as collateral, included in restricted cash						$476

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Loss From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2015 and 2014.  The consolidated information for 2014 includes the activity of Orchid, as it was included in the consolidated statement of operations for that period.

(in thousands)
	Consolidated		Parent-Only
	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(1,015)	$(1,561)	$(1,015)	$(24)
Payer swaptions	-	(156)	-	-
Net losses on derivative instruments	$(1,015)	$(1,717)	$(1,015)	$(24)

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

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2015 and December 31, 2014.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2015
Repurchase Agreements	$106,294	$-	$106,294	$(106,058)	$(236)	$-
December 31, 2014
Repurchase Agreements	$109,964	$-	$109,964	$(109,706)	$(258)	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Notes 4 and 5 for a discussion of collateral posted or received against or for repurchase obligations and derivative instruments.

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

As of March 31, 2015 and December 31, 2014, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2015, the interest rate was 3.77%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and became redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over BCTII’s activities. Since Bimini Capital's investment in BCTII’s common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements.

The accompanying consolidated financial statements present Bimini Capital's BCTII Junior Subordinated Notes issued to BCTII as a liability and Bimini Capital's investment in the common equity securities of BCTII as an asset (included in other assets).  For financial statement purposes, Bimini Capital records payments of interest on the Junior Subordinated Notes issued to BCTII as interest expense.

NOTE 8.  COMMON STOCK

At March 31, 2015 and December 31, 2014, Bimini Capital’s common stock is comprised of the following:

	March 31, 2015	December 31, 2014
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of March 31, 2015 and December 31, 2014	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,332,506 shares issued and outstanding as of March 31, 2015 and 12,324,391 shares
issued and outstanding as of December 31, 2014	12,333	12,324
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2015 and December 31, 2014	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2015 and December 31, 2014	32	32
	$12,397	$12,388

Issuances of Common Stock

The table below presents information related to the Bimini Capital’s Class A Common Stock issued during the three months ended March 31, 2015 and 2014.

Shares Issued Related To:	2015	2014
Directors' compensation	8,115	-
Vesting incentive plan shares(1)	-	500,000
Shares sold directly to employees(1)	-	257,895
Total shares of Class A Common Stock issued	8,115	757,895

(1)	See Note 9, Stock Incentive Plans, for details of these issuances.

There were no issuances of the Bimini Capital's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2015 and 2014.

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

Share Awards

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and did not affect the results of operations for the three months ended March 31, 2014.

A summary of share award activity during the three months ended March 31, 2014 is presented below:

Weighted-
		Average	Total
		Grant-Date	Compensation
	Shares	Fair Value	Expense
Fully vested shares granted	500,000	$0.38	$190,000

Performance Units

The Committee may issue Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of Common Stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of Common Stock or a combination thereof.

The following table presents information related to Performance Units outstanding at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Nonvested performance units outstanding at period end	31,500	31,500
Weighted-average grant date fair value	$1.78	$1.78
Unrecognized compensation expense at period end	$50,619	$55,291
Weighted-average remaining vesting term (in years)	2.70	3.00
Intrinsic value of unvested shares at period end	$55,125	$59,850

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNY Mellon”) and Hexagon Securities LLC (“Hexagon”) and nominal defendants BNY Mellon and Preferred Term Securities XX, Ltd. (“PreTSL XX”), captioned Hildene Capital Management, LLC, et al. v. The Bank of New York Mellon, et. al.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene alleged claims against BNY Mellon for breach of the Indenture, breach of fiduciary duties and breach of the covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.” Hildene also alleged derivative claims brought in the name of Nominal Defendant BNY Mellon.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNY Mellon opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNY Mellon, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNY Mellon, and PreTSL XX and BNY Mellon.

In May 2015, Hildene and Bimini Capital reached an agreement in principle to settle the case.  The agreement has not been finalized and is subject to the approval of each party and various conditions.  In connection with the anticipated settlement and in accordance with GAAP, a provision for loss of $3.5 million has been charged to operations for the three months ended March 31, 2015.

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

As of December 31, 2014, Bimini Capital had a REIT tax net operating loss carryforward (“NOL carryforwards” or “NOLs”) of approximately $17.3 million that is immediately available to offset future REIT taxable income.  These REIT tax net operating loss carryforwards will expire in years 2028 through 2034, if not previously used to offset future REIT taxable income.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the three months ended March 31, 2015 and 2014, MortCo and Bimini Advisors did not have taxable income primarily due to the utilization of their respective NOL carryforwards. The Company’s payment of taxes reported on the consolidated statement of cash flows results from alternative minimum taxes which become due when NOLs are used to offset taxable income.

The TRS income tax provision (benefit) for the three months ended March 31, 2015 and 2014 differs from the amount determined by applying the statutory Federal rate of 35% to the pre-tax income or loss due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to an intangible asset and NOL carryforwards.

Bimini Advisors has available at March 31, 2015 estimated federal and Florida NOL carryforwards of approximately $1.1 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.  In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax assets related to the NOL carryforwards and the intangible asset at March 31, 2015 total approximately $1.7 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended March 31, 2014 the Company re-evaluated its previous position regarding its ability to realize Bimini Advisors’ deferred tax liability and determined that, due to increased projected management fee revenue and the ability to allocate certain overhead expenses to Orchid, there was sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets was more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $2.2 million during the three months ended March 31, 2014 related to the release of the valuation allowance.

As of March 31, 2015, MortCo has estimated federal NOL carryforwards of approximately $262.5 million and estimated available Florida NOLs of approximately $35.0 million, both of which will begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at March 31, 2015 are approximately $94.4 million. As of March 31, 2015 and December 31, 2014, management did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s net deferred tax assets.

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  In 2008, based on a re-evaluation of its tax position regarding REMIC income, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position during 2008.  During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to the EII taxable income, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the uncertainty surrounding the taxation of EII, MortCo accounted for the pre-2008 tax position as being more likely than not that the tax position would not be fully sustained upon examination.  On September 15, 2013, the statute of limitations for the IRS to challenge MortCo’s pre-2008 tax position expired.  As such, the remaining balance of the liability recorded in 2008 was reversed during the year ended December 31, 2013, which resulted in a tax benefit of $1.3 million.  MortCo continues to file its tax returns following its 2009 tax filing position, and it continues to include a notice of inconsistent treatment in each return.

NOTE 12.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2015 and 2014.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at March 31, 2015 and 2014.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2015. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2015 and 2014.

(in thousands, except per-share information)
	2015	2014
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(1,385)	$2,363
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,333	12,268
Effect of weighting	(1)	(421)
Weighted average shares-basic and diluted	12,332	11,847
(Loss) income per Class A common share:
Basic and diluted	$(0.11)	$0.20

(in thousands, except per-share information)
	2015	2014
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(4)	$6
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.11)	$0.20

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

MBS, retained interests, Eurodollar futures contracts, Orchid common stock and interest rate swaptions were recorded at fair value on a recurring basis during the three months ended March 31, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Mortgage-backed securities	$115,587	$-	$115,587	$-
Eurodollar futures contracts	529	529	-	-
Orchid Island Capital, Inc. common stock	12,997	12,997	-	-
Retained interests	2,390	-	-	2,390
December 31, 2014
Mortgage-backed securities	$117,831	$-	$117,831	$-
Eurodollar futures contracts	476	476	-	-
Orchid Island Capital, Inc. common stock	12,811	12,811	-	-
Retained interests	1,900	-	-	1,900

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

(in thousands)
	Retained Interests
	2015	2014
Balances, January 1	$1,900	$2,531
Gain included in earnings	1,486	194
Collections	(996)	(870)
Balances, March 31	$2,390	$1,855

During the three months ended March 31, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2015.

Retained interests fair value (in thousands)			$2,390
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	41%	Next 10 Months
Loans in Foreclosure	100%	41%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.50% - 2.79%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 13.4 (7.8)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 3.7 (1.0)	27.50% (27.50%)

NOTE 14. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $37,000 and $39,000 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 15. CONSOLIDATED VARIABLE INTEREST ENTITY AND NONCONTROLLING INTERESTS

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

Orchid completed additional offerings of its common stock during the year ended December 31, 2014.  Management continued to re-evaluate the conditions resulting in the consolidation of Orchid and at December 31, 2014 concluded that, due to Bimini’s decreased percentage ownership interest in Orchid, there was no longer a variable interest requiring consolidation.  In accordance with ASC 810, the Company has deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  Orchid’s activities were included in the consolidated statements of operations, equity and cash flows through December 31, 2014 and have been excluded in subsequent periods.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the three months ended March 31, 2014.

($ in thousands)
Net income attributable to Bimini Capital	$2,369
Transfers from the noncontrolling interests
Decrease in Bimini Capital's paid-in capital for the sale of 5,270,000 common shares of Orchid	(1,018)
Change from net income attributable to Bimini Capital and transfers from noncontrolling interest	$1,351

Net income of Orchid for the three months ended March 31, 2014 is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.  The following is a roll forward of the noncontrolling interest during the three months ended March 31, 2014.

(in thousands)
Balance, January 1, 2014	$31,615
Issuance of common shares of Orchid Island Capital, Inc.	63,517
Net income attributed to noncontrolling interest	2,954
Cash dividends paid to noncontrolling interest	(2,920)
Balance, March 31, 2014	$95,166

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the three months ended March 31, 2014, which are reflected in the consolidated statements of operations for the three months ended March 31, 2014.

(in thousands)
Interest income	$3,783
Interest expense	(411)
Net interest income	3,372
Unrealized gains on mortgage-backed securities	1,540
Realized gains on mortgage-backed securities	911
Losses on derivative instruments	(1,693)
Net portfolio income	4,130

Expenses:
Accrued incentive compensation
Directors' fees and liability insurance	84
Audit, legal and other professional fees	73
Direct REIT operating expenses	45
Other administrative	30
Total expenses	232

Net income	$3,898

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Bimini Capital was formed in September 2003 to invest primarily in residential mortgage-backed securities (“MBS”) issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). The Company deploys its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  The Company manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured MBS.  The Company treats its remaining junior subordinated notes as an equity capital equivalent. The Company is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, and until December 31, 2014, Orchid continued to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of Bimini Capital and Orchid through December 31, 2014, and Bimini Capital only in 2015.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc., and its wholly-owned subsidiary, Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC and its consolidated subsidiaries (collectively, “MortCo”). MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now mean MortCo.

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

In December 2014, management of Bimini Capital re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini Capital’s decreased percentage ownership interest in Orchid, there was no longer a variable interest requiring consolidation.  As a result, in accordance with ASC 810, the Company deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations were included in the consolidated statements of operations, equity and cash flows through December 31, 2014, and have been excluded in subsequent periods.

During the period of time in which Orchid was a VIE, the net income of Orchid has been allocated to the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.

The consolidation of Orchid’s assets and liabilities with those of Bimini Capital and its wholly-owned subsidiaries during the period of time in which Orchid was a VIE gave the appearance of a much larger organization. However, the assets recognized as a result of consolidating Orchid did not represent additional assets that could be used to satisfy claims against Bimini Capital’s assets, nor did they represent amounts that are available to be distributed to Bimini Capital’s stockholders. Conversely, liabilities recognized as a result of consolidating Orchid did not represent additional claims on Bimini Capital’s assets; rather, they represented claims against the assets of Orchid.

Impact of Consolidation on Period-to-Period Comparisons

The discussion and tables set forth below present information as of certain dates and for certain periods of time in which Orchid was consolidated as a VIE.  In particular, unless stated otherwise balance sheet data as of March 31, 2014, June 30, 2014 and September 30, 2014 and statement of operations data for the year ended December 31, 2014 and each quarter of 2014 reflect the consolidation of Orchid as a VIE.

The discussion and tables set forth below also present information as of certain dates and for certain periods of time in which Orchid was not consolidated as a VIE.  In particular, unless stated otherwise balance sheet data as of December 31, 2014 and March 31, 2015 and statement of operations data for the quarter ended March 31, 2015 do not reflect the consolidation of Orchid as a VIE.

Certain discussion and tables below provide period-to-period comparisons in which Orchid was consolidated on the first date or period and deconsolidated on the second date or period.  The changes reflected in those period-to-period comparisons are due in large part to the consolidation (or deconsolidation) of Orchid.

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

During the three months ended March 31, 2015, Bimini Capital made no dividend distributions.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses (“NOLs”) incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such NOLs have been consumed.

Net Operating Losses

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or NOL carryforwards from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOL’s, if a REIT has sufficient NOL’s it could apply such NOL’s against its taxable income and avoid excise taxes without paying qualifying dividends to stockholders.  Accordingly, if in future periods Bimini Capital has taxable income, it can avoid the obligation to pay excise taxes by applying the estimated $17.3 million of NOL’s available as of December 31, 2014 against such taxable income until the NOL’s are exhausted in lieu of making distributions to stockholders.  Further, Bimini Capital, could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOL’s.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOL’s are consumed.

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Net (Loss) Income Summary

Consolidated net loss for the three months ended March 31, 2015 was $1.4 million, or $0.11 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $2.4 million, or $0.20 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2014.

The components of net (loss) income for the three months ended March 31, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	2015	2014(1)	Change
Net portfolio interest	$1,107	$3,662	$(2,555)
Interest expense on junior subordinated notes	(243)	(243)	-
(Losses) gains on MBS and Eurodollar futures	(186)	921	(1,107)
Net portfolio income	678	4,340	(3,662)
Other income	3,045	184	2,861
Expenses, including income taxes	(5,112)	799	(5,911)
Net (loss) income	(1,389)	5,323	(6,712)
Less: Income attributable to noncontrolling interests	-	2,954	(2,954)
Net (loss) income attributable to Bimini Capital Management, Inc.	$(1,389)	$2,369	$(3,758)

(1)	Information presented in the table above for the three months ended March 31, 2014 include the activities of Orchid Island Capital, Inc.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of March 31, 2015, the Company has Eurodollar futures contracts in place through 2018. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, because the Company has not elected hedging treatment under ASC Topic 815, the gains or losses on all of the Company’s derivative instruments held during the period are reflected in our consolidated statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period, including those covering both the current period as well as future periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, losses on derivative instruments, calculated in accordance with GAAP for the three months ended March 31, 2015 and 2014.

Losses on Derivative Instruments - Recognized in Income Statement (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
March 31, 2015	$(687)	$(328)	$(1,015)
March 31, 2014	(1,693)	(24)	(1,717)
Bimini Capital Only
March 31, 2015	$(687)	$(328)	$(1,015)
March 31, 2014	-	(24)	(24)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
March 31, 2015	$(1)	$(54)	$(55)
March 31, 2014	(136)	(109)	(245)
Bimini Capital Only
March 31, 2015	$(1)	$(54)	$(55)
March 31, 2014	(106)	(109)	(215)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
March 31, 2015	$(686)	$(274)	$(960)
March 31, 2014	(1,557)	85	(1,472)
Bimini Capital Only
March 31, 2015	$(686)	$(274)	$(960)
March 31, 2014	106	85	191

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
March 31, 2015	$1,207	$100	$1	$101	$1,107	$1,106
March 31, 2014	4,116	454	136	590	3,662	3,526
Bimini Capital Only
March 31, 2015	$1,207	$100	$1	$101	$1,107	$1,106
March 31, 2014	333	43	106	149	290	184

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
March 31, 2015	$1,107	$1,106	$243	$54	$297	$864	$809
March 31, 2014	3,662	3,526	243	109	352	3,419	3,174
Bimini Capital Only
March 31, 2015	$1,107	$1,106	$243	$54	$297	$864	$809
March 31, 2014	290	184	243	109	352	47	(168)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the three months ended March 31, 2015, the Company generated $1.1 million of net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2014, the Company generated $3.7 million of net portfolio interest income, consisting of $4.1 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.  The $2.9 million decrease in interest income and $0.4 million decrease in interest expense for the three months ended March 31, 2015 primarily reflects the deconsolidation of Orchid’s assets and liabilities from the balance sheet beginning December 31, 2014 and the effect this had on the Company’s consolidated statement of operations.

The Company’s economic interest expense on repurchase liabilities for the three months ended March 31, 2015 and 2014 was $0.1 million and $0.6 million, respectively, resulting in $1.1 million and $3.5 million of economic net portfolio interest income, respectively.

The discussion above and in the following sections related to the Company’s net portfolio income during the three months ended March 31, 2014 include the activities of Orchid as a VIE.  Orchid’s activities are not included for the three months ended March 31, 2015.  During the three months ended March 31, 2014, Bimini Capital generated $0.29 million of net portfolio interest income, consisting of $0.33 million of interest income from MBS assets offset by $0.04 million of interest expense on repurchase liabilities.  Bimini Capital’s average MBS holdings and average outstanding balances under repurchase agreements were $52.0 million and $48.1 million, respectively, for the three months ended March 31, 2014.  The increases in Bimini Capital’s outstanding MBS and repurchase agreements during the three months ended March 31, 2015 over the corresponding period in 2014 were due to the deployment of revenues received for managing Orchid’s portfolio and dividends of Bimini Capital’s investment in Orchid common shares, on a levered basis.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on
	MBS		Average	Average	Interest Expense		Average Cost of Funds
	Securities	Interest	MBS	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	Securities	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
March 31, 2015	$116,709	$1,207	4.14%	108,129	$100	$101	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
Bimini Capital Only
March 31, 2015	$116,709	$1,207	4.14%	108,129	$100	$101	0.37%	0.37%
March 31, 2014	51,951	333	2.57%	48,106	43	149	0.36%	1.24%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
March 31, 2015	$1,107	$1,106	3.77%	3.77%
March 31, 2014	3,662	3,526	2.40%	2.30%
Bimini Capital Only
March 31, 2015	$1,107	$1,106	3.77%	3.77%
March 31, 2014	290	184	2.21%	1.33%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 33 and 34 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on pages 33 and 34 include the effect of derivative instrument hedges for only the period presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS Securities.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $1.2 million for the three months ended March 31, 2015 and $4.1 million for the three months ended March 31, 2014.  Average MBS holdings were $116.7 million and $601.4 million for the three months ended March 31, 2015 and 2014, respectively. The $2.9 million decrease in interest income was due to a $484.7 million decrease in average MBS holdings, combined with a 140 basis point increase in yields.  The decrease in average MBS during the three months ended March 31, 2015 reflects the deconsolidation of Orchid’s assets as of December 31, 2014.

The table below presents the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
March 31, 2015	$111,035	$5,674	$116,709	$1,090	$117	$1,207	3.93%	8.25%	4.14%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
Bimini Capital Only
March 31, 2015	$111,035	$5,674	$116,709	$1,090	$117	$1,207	3.93%	8.25%	4.14%
March 31, 2014	50,315	1,636	51,951	450	(117)	333	3.58%	(28.49)%	2.57%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding balances under repurchase agreements for the Company were $108.1 million and $533.0 million, generating interest expense of $0.1 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.  Our average cost of funds was 0.37% and 0.34% for three months ended March 31, 2015 and 2014, respectively.  There was a 3 basis point increase in the average cost of funds and a $424.9 million decrease in average outstanding balances under repurchase agreements during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  The decrease in average outstanding balances under repurchase agreements reflects the deconsolidation of Orchid as of December 31, 2014.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 20 basis points above the average one-month LIBOR and 2 basis points above the average six-month LIBOR for the quarter ended March 31, 2015.  The Company’s average economic cost of funds was 20 basis points above the average one-month LIBOR and 2 basis points above the average six-month LIBOR for the quarter ended March 31, 2015. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2014 to 16 days at March 31, 2015.

The tables below present the consolidated average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the three months ended March 31, 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
March 31, 2015	$108,129	$100	$101	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
Bimini Capital Only
March 31, 2015	$108,129	$100	$101	0.37%	0.37%
March 31, 2014	48,106	43	149	0.36%	1.24%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
Bimini Capital Only
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
March 31, 2014	0.16%	0.34%	0.20%	0.02%	1.08%	0.90%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was approximately $0.2 million for both of the three month period ended March 31, 2015 and 2014.  The average rate of interest paid for the three months ended March 31, 2015 was 3.75% compared to 3.74% for the comparable period in 2014.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2015, the interest rate was 3.77%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses and other income for the three months ended March 31, 2015 and 2014.

(in thousands)
	2015	2014	Change
Realized gains on sales of MBS	$-	$1,069	$(1,069)
Unrealized gains on MBS	829	1,568	(739)
Total gains on MBS	829	2,637	(1,808)
Losses on Eurodollar futures	(1,015)	(1,561)	546
Gains on retained interests	1,486	194	1,292
Loss on payer swaption	-	(156)	156
Unrealized gains on Orchid Island Capital, Inc.	187	-	187
Orchid Island Capital, Inc. dividends	530	-	530
Mangement fees	855	-	855

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the three months ended March 31, 2015, the Company did not dispose of any MBS.  For the three months ended March 31, 2014, the Company received proceeds of $155.1 million from the sales of MBS.

The higher MBS trading activities in the three months ended March 31, 2014 reflects the repositioning of our portfolio following Orchid’s two equity offerings in the first quarter of 2014.  The unrealized gains on MBS for the three months ended March 31, 2015 and 2014 were the result of changes in market conditions.  Losses on Eurodollar futures contracts reflect the declining LIBOR during the three months ended March 31, 2015 and 2014. The table below presents historical interest rate data for each quarter end during 2015 and 2014.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
Three Months Ended	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2015	1.93%	3.04%	3.77%	0.27%
December 31, 2014	2.17%	3.13%	3.86%	0.25%
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the three months ended March 31, 2015, the Company recorded gains on retained interests of $1.5 million compared to gains of $0.2 million and for the three months ended March 31, 2014.

Operating Expenses

For the three months ended March 31, 2015, the Company’s total operating expenses were approximately $4.8 million compared to approximately $1.4 million for the three months ended March 31, 2014.

(in thousands)
	2015	2014	Change
Compensation and benefits	$669	$446	$223
Legal fees	177	179	(2)
Accounting, auditing and other professional fees	158	221	(63)
Directors’ fees and liability insurance	168	241	(73)
Direct REIT operating expenses	19	115	(96)
Settlement of litigation	3,500	-	3,500
Other G&A expenses	84	155	(71)
	$4,775	$1,357	$3,418

In May 2015, Bimini Capital agreed in principle to settle a legal action as more fully described in Note 10 to the financial statements.  In connection with the anticipated settlement and in accordance with GAAP, a provision for loss of $3.5 million has been charged to operations for the three months ended March 31, 2015.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2015, the Company’s MBS portfolio consisted of $115.6 million of agency or government MBS at fair value and had a weighted average coupon of 4.31%.  During the three months ended March 31, 2015, the Company received principal repayments of $4.1 million compared to $11.1 million for the comparable period ended March 31, 2014.  The average prepayment speeds for the quarters ended March 31, 2015 and 2014 were 10.5% and 9.8%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2015	9.6	12.3	10.5
December 31, 2014	4.3	15.0	8.1
September 30, 2014	7.9	18.5	12.3
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8

The following tables summarize certain characteristics of the Bimini Capital’s PT MBS and structured MBS as of March 31, 2015 and December 31, 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2015
Fixed Rate MBS	$109,014	94.3%	4.30%	324	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	441	0.4%	4.00%	322	20-Jan-42	24.03	9.00%	1.00%
Total PT MBS	109,455	94.7%	4.30%	324	1-Dec-44	NA	NA	NA
Interest-Only Securities	3,320	2.9%	3.19%	253	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,812	2.4%	6.34%	310	25-Apr-41	NA	0.79%	NA
Total Structured MBS	6,132	5.3%	4.64%	279	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$115,587	100.0%	4.31%	322	1-Dec-44	NA	NA	NA
December 31, 2014
Fixed Rate MBS	$112,174	95.2%	4.30%	327	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	442	0.4%	4.00%	325	20-Jan-42	27.03	9.00%	1.00%
Total PT MBS	112,616	95.6%	4.30%	327	1-Dec-44	NA	NA	NA
Interest-Only Securities	2,276	1.9%	3.11%	240	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,939	2.5%	6.35%	313	25-Apr-41	NA	0.80%	NA
Total Structured MBS	5,215	4.4%	4.94%	281	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$117,831	100.0%	4.33%	325	1-Dec-44	NA	NA	NA

($ in thousands)
	March 31, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$64,582	55.87%	$66,974	56.84%
Freddie Mac	49,403	42.74%	50,415	42.79%
Ginnie Mae	1,602	1.39%	442	0.37%
Total Portfolio	$115,587	100.00%	$117,831	100.00%

	March 31, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$107.95	$107.95
Weighted Average Structured Purchase Price	$6.07	$5.98
Weighted Average Pass-through Current Price	$109.34	$108.53
Weighted Average Structured Current Price	$9.23	$9.08
Effective Duration (1)	1.220	2.663

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 1.220 indicates that an interest rate increase of 1.0% would be expected to cause a 1.220% decrease in the value of the MBS in the Company’s investment portfolio at March 31, 2015.  An effective duration of 2.663 indicates that an interest rate increase of 1.0% would be expected to cause a 2.663% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the three months ended March 31, 2015 and 2014.

($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$-	$-	0.00%	$563,450	$107.14	3.07%
Structured MBS	986	8.18	10.23%	24,284	14.33	(4.73)%

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

The Company faces the risk that the market value of its PT MBS assets will increase or decrease at different rates than that of its structured MBS or liabilities, including its hedging instruments. Accordingly, the Company assesses its interest rate risk by estimating the duration of its assets and the duration of its liabilities. The Company generally calculates duration and effective duration using various third-party models or obtains these quotes from third parties.  However, empirical results and various third-party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2015, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	$441	$4	$(4)	$(10)	0.79%	(1.01)%	(2.36)%
Fixed Rate MBS	109,014	2,571	(4,505)	(10,333)	2.36%	(4.13)%	(9.48)%
Interest-Only MBS	3,320	(1,848)	1,877	2,888	(55.65)%	56.54%	86.98%
Inverse Interest-Only MBS	2,812	(274)	(43)	(429)	(9.75)%	(1.55)%	(15.26)%
Total MBS Portfolio	$115,587	$453	$(2,675)	$(7,884)	0.39%	(2.32)%	(6.82)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$676,000	$(1,374)	$1,690	$3,380	(0.82)%	1.01%	2.03%
Junior Subordinated Debt Hedges	338,000	(646)	845	1,690	(0.77)%	1.01%	2.03%
	$1,014,000	$(2,020)	$2,535	$5,070	(0.81)%	1.01%	2.03%

Gross Totals		$(1,567)	$(140)	$(2,814)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of March 31, 2015, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s MBS and cash and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2015, the Company had obligations outstanding under the repurchase agreements of approximately $106.3 million with a net weighted average borrowing cost of 0.38%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 6 to 76 days, with a weighted average maturity of 16 days.  Securing the repurchase agreement obligation as of March 31, 2015 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $113.8 million and a weighted average maturity of 323 months and cash pledged to counterparties of approximately $0.2 million.  Through May 15, 2015, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2015 with maturities through August 14, 2015.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2015 and 2014.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2015	$106,294	$108,129	$(1,835)	(1.70)%
December 31, 2014	109,964	1,442,905	(1,332,941)	(92.38	)%(1)
September 30, 2014	1,339,196	1,096,611	242,585	22.12	%(2)
June 30, 2014	854,026	783,323	70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(3)

(1)	The lower ending balance relative to the average balance during the quarter ended December 31, 2014 reflects the deconsolidation of Orchid at December 31, 2014.
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

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings and (c) the payment of overhead and operating expenses.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of March 31, 2015, the Company had cash and cash equivalents of $4.5 million.  We generated cash flows of $5.3 million from principal and interest payments on our MBS portfolio and $1.0 million from retained interests and had average repurchase agreements outstanding of $108.1 million during the three months ended March 31, 2015.  In addition, during the three months ended March 31, 2015, the Company received approximately $1.0 million in management fees and expense reimbursements as manager of Orchid and approximately $0.5 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital reached an agreement in principle to settle a legal action as more fully described in Note 10.  In connection with the anticipated settlement and in accordance with GAAP, a provision for loss of $3.5 million has been charged to operations for the three months ended March 31, 2015.  Although payments under the anticipated settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of March 31, 2015.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$106,294	$-	$-	$-	$106,294
Interest expense on repurchase agreements(1)	56	-	-	-	56
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,040	1,988	1,991	15,623	20,642
Totals	$107,390	$1,988	$1,991	$41,623	$152,992

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2015 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

During the year ended December 31, 2014, Orchid completed additional offerings of its common stock. As of March 31, 2014, Orchid reached $100 million of stockholders equity for the first time.  As a result, pursuant to the management agreement between Bimini Advisors and Orchid, commencing on July 1, 2014 Bimini Advisors began to allocate certain overhead costs to Orchid on a pro rata basis.  As a stockholder of Orchid, Bimini will also continue to share in distributions, if any, paid by Orchid to its stockholders.

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

Tax Matters

For the year ended December 31, 2014, Bimini Capital generated a REIT taxable loss.  As more fully described in footnote 11 to the accompanying consolidated financial statements, REIT taxable income or loss generated by qualifying REIT activities is computed in accordance with the Internal Revenue Code, which is different from the Company’s financial statement income or loss as computed in accordance with GAAP.  Bimini Capital had REIT tax NOL carryforwards of approximately $17.3 million as of December 31, 2014 which are immediately available to offset future REIT taxable income.

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

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee.  The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee.  H.R. 1491 was assigned to a congressional committee on March 19, 2015.  Under the proposed program, all government guaranteed single-family and multi-family mortgage-backed securities would be supported by a minimum of 5% private sector capital, which would stand in a first loss position.  The remaining 95% of the risk would be shared between Ginnie Mae and a private reinsurer on a pari passu basis.

Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities.  Ginnie Mae would be required to create and implement a multifamily guarantee that utilizes private sector pricing consistent with the single family model.  The GSEs’ current multifamily businesses would continue to function within the multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.  We expect debate and discussion on residential housing and mortgage reform to continue in 2015. However, we cannot be certain if H.R. 1491, or any housing- or mortgage-related bill will emerge from committee or be approved by Congress and, if so, what the effect will be.

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

On March 18, 2015, the FOMC concluded their two day meeting and issued a statement, followed by a press conference with Chair Yellen. As expected, the statement removed the word “patient” in their forward guidance language, implying the first rate hike was as soon as two meetings away, in June of 2015. However, the committee’s statement also implied the FOMC expected lower levels of growth, unemployment and inflation over the next two years.  The statement also acknowledged the Committee recognized the effect of the strong dollar on the economy.  Accordingly, the Committee’s dots, or projections for the Federal Funds target going forward, as expressed by the members, have moved lower from the last projections published in December of 2014. The market reacted to the news by pricing in future rate hikes further out in time and at a more gradual pace than was the case before the news and even below the projections of the Federal Reserve itself. The Federal Reserve statement went on to describe the pre-conditions they expected to see met before initiating rate hikes, so now the market can closely monitor economic developments to gauge the likely timing of rate hikes.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar futures contracts.

Summary

The relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, if prepayment rates remain elevated or accelerate further they could negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements.  These consolidated financial statements are prepared in accordance with GAAP. The Company’s significant accounting policies are described in Note 1 to the Company’s accompanying consolidated financial statements.

GAAP requires the Company’s management to make complex and subjective decisions and assessments.  The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2014.

Capital Expenditures

At March 31, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNY Mellon”) and Hexagon Securities LLC (“Hexagon”) and nominal defendants BNY Mellon and Preferred Term Securities XX, Ltd. (“PreTSL XX”), captioned Hildene Capital Management, LLC, et al. v. The Bank of New York Mellon, et. al.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleges that Hildene suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene alleged claims against BNY Mellon for breach of the Indenture, breach of fiduciary duties and breach of the covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.” Hildene also alleged derivative claims brought in the name of Nominal Defendant BNY Mellon.   (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNY Mellon opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNY Mellon, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNY Mellon, and PreTSL XX and BNY Mellon.

In May 2015, Hildene and Bimini Capital reached an agreement in principle to settle the case.  The agreement has not been finalized and is subject to the approval of each party and various conditions.  In connection with the anticipated settlement and in accordance with GAAP, a provision for loss of $3.5 million has been charged to operations for the three months ended March 31, 2015.

ITEM 1A.  RISK FACTORS.

Except as set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

 Risks Related to Our Business

Payments to be made in the settlement of a legal action could have an adverse effect on our liquidity, financial condition and results of operations.

In May 2015, Bimini Capital reached an agreement in principle to settle a legal action as more fully described in Note 10 to the financial statements.  Although payments under the anticipated settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.  If the Company is unable to generate sufficient cash, it may be required to liquidate a portion of its MBS portfolio, which could have an adverse effect of the Company’s ability to generate interest income, its results of operations, and its financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company issued 5,044 and 3,071 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereof.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company’s Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	Instance Document***
101.SCH	Taxonomy Extension Schema Document***
101.CAL	Taxonomy Extension Calculation Linkbase Document***
101.DEF	Additional Taxonomy Extension Definition Linkbase Document***
101.LAB	Taxonomy Extension Label Linkbase Document***
101.PRE	Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith
***	Submitted electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 15, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 15, 2015	By:	/s/ G. Hunter Haas IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)