Form 10-Q
period 2015-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2015-08-05
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 5, 2015	12,355,045
Class B Common Stock, $0.001 par value	August 5, 2015	31,938
Class C Common Stock, $0.001 par value	August 5, 2015	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$105,812,917	$116,026,180
Unpledged	1,948,249	1,804,852
Total mortgage-backed securities	107,761,166	117,831,032
Cash and cash equivalents	7,009,072	4,699,059
Restricted cash	2,547,550	733,660
Orchid Island Capital, Inc. common stock, at fair value	11,004,464	12,810,728
Retained interests in securitizations	2,141,458	1,899,684
Accrued interest receivable	440,267	460,326
Property and equipment, net	3,537,405	3,584,603
Deferred tax assets, net	1,428,754	1,900,064
Other assets	2,652,616	2,960,042
Total Assets	$138,522,752	$146,879,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$101,205,930	$109,963,995
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	89,111	94,397
Other liabilities	4,065,873	814,597
Total Liabilities	132,165,354	137,677,429

STOCKHOLDERS' EQUITY:
Preferred stock	-	-
Common stock	12,410	12,388
Additional paid-in capital	334,571,864	334,522,850
Accumulated deficit	(328,226,876)	(325,333,469)
Stockholders’ equity	6,357,398	9,201,769
Total Liabilities and Stockholders' Equity	$138,522,752	$146,879,198
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Interest income	$2,281,256	$11,235,494	$1,074,122	$7,119,482
Interest expense	(198,334)	(1,182,616)	(98,142)	(728,277)
Net interest income, before interest on junior subordinated notes	2,082,922	10,052,878	975,980	6,391,205
Interest expense on junior subordinated notes	(491,461)	(488,517)	(247,988)	(245,334)
Net interest income	1,591,461	9,564,361	727,992	6,145,871
Unrealized (losses) gains on mortgage-backed securities	(197,399)	11,266,428	(1,026,695)	9,698,117
Realized gains on mortgage-backed securities	-	4,049,477	-	2,980,121
(Losses) gains on derivative instruments	(1,009,075)	(7,590,975)	5,625	(5,873,958)
Net portfolio income (loss)	384,987	17,289,291	(293,078)	12,950,151

Other income:
Gains on retained interests in securitizations	2,538,580	2,446,586	1,052,824	2,252,897
Unrealized losses on Orchid Island Capital, Inc. common stock	(1,806,264)	-	(1,992,780)	-
Orchid Island Capital, Inc. dividends	1,060,198	-	530,099	-
Management fees	1,868,700	-	1,013,900	-
Other expense, net	(22,153)	(20,253)	(10,174)	(10,125)
Total other income	3,639,061	2,426,333	593,869	2,242,772

Expenses:
Compensation and related benefits	1,263,444	1,357,307	594,653	911,134
Directors' fees and liability insurance	342,703	543,512	174,937	302,950
Audit, legal and other professional fees	1,047,451	1,088,791	712,674	688,541
Direct REIT operating expenses	36,858	229,316	18,055	114,133
Settlement of litigation	3,500,000	-	-	-
Other administrative expenses	118,688	391,075	33,735	236,354
Total expenses	6,309,144	3,610,001	1,534,054	2,253,112

Net (loss) income before income tax provision (benefit)	(2,285,096)	16,105,623	(1,233,263)	12,939,811
Income tax provision (benefit)	608,311	(2,131,758)	271,216	25,601

Net (loss) income	(2,893,407)	18,237,381	(1,504,479)	12,914,210
Less: income attributable to noncontrolling interests	-	12,538,193	-	9,584,234

Net (Loss) Income attributable to Bimini Capital stockholders	$(2,893,407)	$5,699,188	$(1,504,479)	$3,329,976

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.23)	$0.47	$(0.12)	$0.27
CLASS B COMMON STOCK
Basic and Diluted	$(0.23)	$0.47	$(0.12)	$0.27
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,339,358	12,071,977	12,346,224	12,294,879
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2015

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2015	$12,388	$334,522,850	$(325,333,469)	$9,201,769
Net loss	-	-	(2,893,407)	(2,893,407)
Issuance of Class A common shares for board compensation	22	39,669	-	39,691
Amortization of equity plan compensation	-	9,345	-	9,345

Balances, June 30, 2015	$12,410	$334,571,864	$(328,226,876)	$6,357,398
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,893,407)	$18,237,381
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock based compensation	49,036	221,498
Depreciation	47,198	54,629
Deferred income tax provision (benefit)	471,310	(2,154,025)
Losses (gains) on mortgage-backed securities	197,399	(15,315,905)
Gains on retained interests in securitizations	(2,538,580)	(2,446,586)
Unrealized losses on Orchid Island Capital, Inc. common stock	1,806,264	-
Realized and unrealized losses on interest rate swaptions	-	1,285,300
Changes in operating assets and liabilities:
Accrued interest receivable	20,059	(2,368,595)
Other assets	307,426	(239,673)
Accrued interest payable	(5,286)	218,451
Other liabilities	3,251,276	245,850
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	712,695	(2,261,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(986,194)	(1,003,577,756)
Sales	-	434,601,973
Principal repayments	10,858,661	28,820,992
Payments received on retained interests in securitizations	2,296,806	1,842,410
Increase in restricted cash	(1,813,890)	(1,435,035)
Purchases of property and equipment	-	(34,550)
Purchase of interest rate swaptions, net of margin cash received	-	(1,219,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	10,355,383	(541,000,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	451,679,644	3,523,211,129
Principal repayments on repurchase agreements	(460,437,709)	(3,022,580,809)
Issuance of common shares of Orchid Island Capital, Inc.	-	75,115,922
Cash dividends paid to noncontrolling interests	-	(7,378,350)
Class A common shares sold directly to employees	-	98,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,758,065)	568,465,892

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,310,013	25,203,251
CASH AND CASH EQUIVALENTS, beginning of the period	4,699,059	11,959,292
CASH AND CASH EQUIVALENTS, end of the period	$7,009,072	$37,162,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$695,081	$1,452,682
Income taxes	$137,001	$22,267

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$-	$6,825,538
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

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

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Since Orchid’s IPO and until December 31, 2014, Orchid was consolidated as a variable interest entity (“VIE”). Effective December 31, 2014, Orchid was deconsolidated.

As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of both Bimini Capital and Orchid for 2014, and only the MBS portfolio of Bimini Capital for 2015. Discussions related to the “Company” refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and, through December 31, 2014, our VIE.  References to “Bimini Capital” and the “parent” refer to Bimini Capital Management, Inc. as a separate entity. Discussions related to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”), and MortCo TRS, LLC and its consolidated subsidiaries (“MortCo”).

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo. The accounts of Orchid are included in the consolidated statements of operations for the six and three months ended June 30, 2014, and in the statement of cash flows for the six months ended June 30, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

In December 2014, management re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini’s decreased percentage ownership interest in Orchid, there was no longer a variable interest requiring consolidation.  As a result, in accordance with ASC 810, the Company deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations were included in the consolidated statements of operations and cash flows through December 31, 2014, and are excluded in subsequent periods.

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

Liquidity

In 2006 and 2007, there were significant losses incurred which were attributable to the former mortgage origination operations of MortCo. These losses significantly reduced Bimini Capital’s equity capital base and the size of its MBS portfolio when compared to pre-2006 levels. This caused the Company’s overhead to be high in relation to its portfolio size. The smaller capital base made it difficult to generate sufficient net interest income to cover expenses.

Beginning in 2007, the Company began a series of actions to respond to the losses and their impact on our capital base.  One of these actions was to evaluate and pursue capital raising opportunities for Orchid.  Orchid completed its initial public offering of common stock on February 20, 2013.  In accordance with the management agreement between Bimini Advisors and Orchid,  Bimini Advisors receives fees for managing the MBS portfolio of Orchid, and certain overhead costs are allocated to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini Capital will share in distributions when paid by Orchid to its stockholders.  These actions improved the Company’s liquidity outlook.

At June 30, 2015, the Company had cash and cash equivalents of approximately $7.0 million, an MBS portfolio of approximately $107.8 million and an equity capital base of approximately $6.4 million.  The Company generated cash flows of approximately $13.2 million from principal and interest payments on its MBS portfolio and approximately $2.3 million from retained interests in securitizations during the six months ended June 30, 2015. In addition, during the six months ended June 30, 2015, the Company received approximately $2.3 million in management fees and expense reimbursements as manager of Orchid and approximately $1.1 in dividends from its investment in Orchid common shares.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 10.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million has been charged to operations for the six months ended June 30, 2015.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the fair values of MBS, investment in Orchid common shares, Eurodollar futures contracts, interest rate swaptions, retained interests, asset valuation allowances and deferred tax allowances.

Statement of Comprehensive (Loss) Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive (loss) income has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive (loss) income is the same as net (loss) income for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  At June 30, 2015, restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $2.1 million of cash held on deposit as collateral with repurchase agreement counterparties.  At December 31, 2014, restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $0.3 million of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $6.0 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains (losses) on MBS in the consolidated statements of operations.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

Orchid Island Capital, Inc. Common Stock

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations for the six and three months ended June 30, 2015.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid Island Capital, Inc. common stock, Eurodollar futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 13 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2015 and December 31, 2014, due to the short-term nature of these financial instruments.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  At June 30, 2015, management believes that the Company has complied with the Code requirements and Bimini Capital continues to qualify as a REIT. As further described in Note 11, Income Taxes, Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2015 and December 31, 2014:

(in thousands)
	June 30, 2015	December 31, 2014
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$121	$442
Fixed-rate Mortgages	101,160	112,174
Total Pass-Through MBS	101,281	112,616
Structured MBS:
Interest-Only Securities	3,345	2,276
Inverse Interest-Only Securities	3,135	2,939
Total Structured MBS	6,480	5,215
Total	$107,761	$117,831

The following table summarizes the Company’s MBS portfolio as of June 30, 2015 and December 31, 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2015	December 31, 2014
Greater than five years and less than ten years	$10	$16
Greater than or equal to ten years	107,751	117,815
Total	$107,761	$117,831

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of June 30, 2015 and December 31, 2014:

(in thousands)
Series	Issue Date	June 30, 2015	December 31, 2014
HMAC 2004-2	May 10, 2004	$216	$320
HMAC 2004-3	June 30, 2004	694	753
HMAC 2004-4	August 16, 2004	368	496
HMAC 2004-5	September 28, 2004	386	331
HMAC 2004-6	November 17, 2004	477	-
Total		$2,141	$1,900

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2015, the Company had outstanding repurchase agreement obligations of approximately $101.2 million with a net weighted average borrowing rate of 0.39%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $106.2 million, and cash pledged to counterparties of approximately $2.1 million.  As of December 31, 2014, the Company had outstanding repurchase agreement obligations of approximately $110.0 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $116.4 million, and cash pledged to counterparties of approximately $0.3 million.

As of June 30, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$87,826	$18,377	$-	$106,203
Repurchase agreement liabilities associated with
these securities	$-	$84,939	$16,267	$-	$101,206
Net weighted average borrowing rate	-	0.38%	0.43%	-	0.39%
December 31, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$114,433	$1,998	$-	$116,431
Repurchase agreement liabilities associated with
these securities	$-	$108,074	$1,890	$-	$109,964
Net weighted average borrowing rate	-	0.36%	0.33%	-	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2015 and December 31, 2014, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $7.0 million and $6.7 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity at June 30, 2015 and December 31, 2014 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
June 30, 2015
Citigroup Global Markets, Inc.	$2,532	39.8%	14
JVB Financial Group, LLC	1,517	23.9%	10
ED&F Man Capital Markets Inc.	1,465	23.0%	33
South Street Securities, LLC	812	12.8%	20
CRT Capital Group, LLC	685	10.8%	15
December 31, 2014
JVB Financial Group, LLC	$1,807	19.6%	8
ED&F Man Capital Markets Inc.	1,490	16.2%	22

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivatives, such as Eurodollar futures contracts and interest rate swaptions, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of June 30, 2015 and December 31, 2014, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

 During the six months ended June 30, 2014, the Company, through Orchid, was a party to interest rate swaption agreements which granted the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into a receive fixed interest rate swap (“receiver swaption”).

The tables below present information related to the Company’s Eurodollar futures positions at June 30, 2015 and December 31, 2014.

($ in thousands)
As of June 30, 2015
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$43,000	0.79%	0.48%	$(67)
2016	56,000	1.45%	1.04%	(231)
2017	56,000	2.23%	1.81%	(239)
2018	56,000	2.65%	2.23%	(118)
Total / Weighted Average	$53,833	1.84%	1.44%	$(655)

($ in thousands)
As of June 30, 2015
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$26,000	1.65%	0.45%	$(156)
2016	26,000	1.77%	1.04%	(189)
2017	26,000	2.49%	1.81%	(177)
2018	26,000	2.94%	2.23%	(93)
Total / Weighted Average	$26,000	2.18%	1.39%	$(615)

($ in thousands)
As of December 31, 2014
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$36,500	0.65%	0.63%	$(5)
2016	56,000	1.45%	1.54%	46
2017	56,000	2.23%	2.23%	(3)
2018	56,000	2.65%	2.51%	(38)
Total / Weighted Average	$50,429	1.72%	1.72%	$-

($ in thousands)
As of December 31, 2014
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$26,000	1.48%	0.57%	$(237)
2016	26,000	1.77%	1.54%	(61)
2017	26,000	2.49%	2.23%	(67)
2018	26,000	2.94%	2.51%	(56)
Total / Weighted Average	$26,000	2.06%	1.60%	$(421)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Loss (Gain) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2015 and 2014.  The consolidated information for 2014 includes the activity of Orchid, as it was included in the consolidated statements of operations for those periods.

(in thousands)
	Consolidated		Parent-Only
Six Months Ended June 30,	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(1,009)	$(6,306)	$(1,009)	$(170)
Payer swaptions	-	(1,285)	-	-
Net losses on derivative instruments	$(1,009)	$(7,591)	$(1,009)	$(170)

(in thousands)
	Consolidated		Parent-Only
Three Months Ended June 30,	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$6	$(4,745)	$6	$(146)
Payer swaptions	-	(1,129)	-	-
Net gains (losses) on derivative instruments	$6	$(5,874)	$6	$(146)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents pledged as collateral for our derivative instruments are included in restricted cash on our consolidated balance sheets.

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2015 and December 31, 2014.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2015
Repurchase Agreements	$101,206	$-	$101,206	$(99,146)	$(2,060)	$-
December 31, 2014
Repurchase Agreements	$109,964	$-	$109,964	$(109,706)	$(258)	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Notes 4 and 5 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

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

As of June 30, 2015 and December 31, 2014, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2015, the interest rate was 3.79%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and became redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 8.  COMMON STOCK

At June 30, 2015 and December 31, 2014, Bimini Capital’s common stock is comprised of the following:

	June 30, 2015	December 31, 2014
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of June 30, 2015 and December 31, 2014	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,346,376 shares issued and outstanding as of June 30, 2015 and 12,324,391 shares
issued and outstanding as of December 31, 2014	12,346	12,324
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2015 and December 31, 2014	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2015 and December 31, 2014	32	32
	$12,410	$12,388

Issuances of Common Stock

The table below presents information related to the Bimini Capital’s Class A Common Stock issued during the six months ended June 30, 2015 and 2014.

Shares Issued Related To:	2015	2014
Directors' compensation	21,985	27,531
Vesting incentive plan shares(1)	-	500,000
Shares sold directly to employees(1)	-	257,895
Total shares of Class A Common Stock issued	21,985	785,426

(1)	See Note 9, Stock Incentive Plans, for details of these issuances.

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the six months ended June 30, 2015 and 2014.

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

Share Awards

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and does not affect the results of operations for the six and three months ended June 30, 2014.

A summary of share award activity during the six months ended June 30, 2014 is presented below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Fully vested shares granted	500,000	$0.38

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

The following table presents information related to Performance Units outstanding at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Nonvested performance units outstanding at period end	31,500	31,500
Weighted-average grant date fair price	$1.78	$1.78
Unrecognized compensation expense at period end	$45,946	$55,291
Weighted-average remaining vesting term (in years)	2.50	3.00
Intrinsic value of unvested shares at period end	$88,200	$59,850

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

 A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNY Mellon”) and Hexagon Securities LLC (“Hexagon”) and nominal defendants BNY Mellon and Preferred Term Securities XX, Ltd. (“PreTSL XX”), captioned Hildene Capital Management, LLC, et al. v. The Bank of New York Mellon, et. al.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleged that Hildene suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene alleged claims against BNY Mellon for breach of the Indenture, breach of fiduciary duties and breach of the covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.” Hildene also alleged derivative claims brought in the name of Nominal Defendant BNY Mellon.  (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNY Mellon opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNY Mellon, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNY Mellon, and PreTSL XX and BNY Mellon.

On May 15, 2015, Hildene and Bimini Capital agreed to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million was accrued at March 31, 2015 and has been charged to operations for the six months ended June 30, 2015 and included in other liabilities in the June 30, 2015 consolidated balance sheet.

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

As of December 31, 2014, Bimini Capital had a REIT tax net operating loss carryforward (“NOL carryforwards” or “NOLs”) of approximately $17.3 million that is immediately available to offset future REIT taxable income.  These REIT NOLs will expire in years 2028 through 2034, if not previously used to offset future REIT taxable income.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the six months ended June 30, 2015 and 2014, MortCo and Bimini Advisors did not have taxable income primarily due to the utilization of their respective NOL carryforwards. The Company’s payment of taxes reported on the consolidated statement of cash flows results from alternative minimum taxes (“AMT”) which become due when NOLs are used to offset taxable income.

The income tax provision (benefit) for the six and three months ended June 30, 2015 and 2014 is solely attributable to the TRSs.  For Bimini Advisors, the provision for the year 2015 periods is determined by applying the statutory Federal rate of 35% to its pre-tax income or loss.  During 2014, a benefit was recorded for the release of Bimini Advisor’s deferred tax valuation allowance related to an intangible asset and NOL carryforwards.  For MortCo, its provision is generally zero, and it differs from the statutory Federal rate due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to NOL carryforwards.  The payment of AMT is included in the provision in the period it is paid.

Bimini Advisors has available at June 30, 2015 estimated federal and Florida NOL carryforwards of approximately $0.4 million which begin to expire in 2031 and are fully available to offset future federal and Florida taxable income.  In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax assets related to the NOL carryforwards and the intangible asset at June 30, 2015 total approximately $1.4 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2014, the Company re-evaluated its previous position regarding its ability to realize Bimini Advisors’ deferred tax liability and determined that there was sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets was more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $2.2 million during the six months ended June 30, 2014 related to the release of the valuation allowance.

As of June 30, 2015, MortCo has estimated federal NOL carryforwards of approximately $261.5 million and estimated available Florida NOLs of approximately $34.1 million, both of which will begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at June 30, 2015 are approximately $94.0 million. As of June 30, 2015 and December 31, 2014, management did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s deferred tax assets.

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

NOTE 12.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2015 and 2014.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at June 30, 2015 and 2014.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2015. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2015 and 2014.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(2,886)	$5,684	$(1,500)	$3,321
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,346	12,295	12,346	12,295
Effect of weighting	(7)	(223)	-	-
Weighted average shares-basic and diluted	12,339	12,072	12,346	12,295
(Loss) income per Class A common share:
Basic and diluted	$(0.23)	$0.47	$(0.12)	$0.27

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(7)	$15	$(4)	$9
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.23)	$0.47	$(0.12)	$0.27

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

MBS, retained interests, Eurodollar futures contracts, Orchid common stock and interest rate swaptions were recorded at fair value on a recurring basis during the six and three months ended June 30, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
Mortgage-backed securities	$107,761	$-	$107,761	$-
Eurodollar futures contracts	488	488	-	-
Orchid Island Capital, Inc. common stock	11,004	11,004	-	-
Retained interests	2,141	-	-	2,141
December 31, 2014
Mortgage-backed securities	$117,831	$-	$117,831	$-
Eurodollar futures contracts	476	476	-	-
Orchid Island Capital, Inc. common stock	12,811	12,811	-	-
Retained interests	1,900	-	-	1,900

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014:

(in thousands)
	Retained Interests
	2015	2014
Balances, January 1	$1,900	$2,531
Gain included in earnings	2,539	2,447
Collections	(2,298)	(1,843)
Balances, June 30	$2,141	$3,135

During the six months ended June 30, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of June 30, 2015.

Retained interests fair value (in thousands)			$2,141
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	35%	Next 10 Months
Loans in Foreclosure	100%	35%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.5%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 13.2 (6.5)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 3.6 (1.0)	27.50% (27.50%)

NOTE 14. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $52,000 for the six months ended June 30, 2015 and $52,000 for the six months ended June 30, 2014.

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

Orchid completed additional offerings of its common stock during the year ended December 31, 2014.  Management continued to re-evaluate the conditions resulting in the consolidation of Orchid and at December 31, 2014 concluded that, due to Bimini’s decreased percentage ownership interest in Orchid, there was no longer a variable interest requiring consolidation.  In accordance with ASC 810, the Company deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  Orchid’s activities were included in the consolidated statements of operations, equity and cash flows through December 31, 2014 and are excluded in subsequent periods.

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the six months ended June 30, 2014.

($ in thousands)
Net income attributable to Bimini Capital	$5,699
Transfers from the noncontrolling interests
Decrease in Bimini Capital's paid-in capital for the sale of 6,290,443 common shares of Orchid
and the effect of the 24,000 shares of unvested restricted shares of Orchid	(1,004)
Change from net income attributable to Bimini Capital and transfers from noncontrolling interest	$4,695

Net income of Orchid for the six and three months ended June 30, 2014 is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.  The following is a roll forward of the noncontrolling interest during the six months ended June 30, 2014.

(in thousands)
Balance, January 1, 2014	$31,615
Issuance of common shares of Orchid Island Capital, Inc.	76,120
Net income attributed to noncontrolling interest	12,538
Amortization of Orchid Island Capital, Inc. equity plan compensation	16
Cash dividends paid to noncontrolling interest	(7,378)
Balance, June 30, 2014	$112,911

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the six and three months ended June 30, 2014, which are reflected in the consolidated statements of operations for the six and three months ended June 30, 2014.

(in thousands)
	Six Months Ended	Three Months Ended
	June 30, 2014	June 30, 2014
Interest income	$10,372	$6,589
Interest expense	(1,087)	(676)
Net interest income	9,285	5,913
Unrealized gains on mortgage-backed securities	10,124	8,584
Realized gains on mortgage-backed securities	3,891	2,980
Losses on derivative instruments	(7,421)	(5,728)
Net portfolio income	15,879	11,749

Expenses:
Accrued incentive compensation	225	225
Directors' fees and liability insurance	240	156
Audit, legal and other professional fees	245	172
Direct REIT operating expenses	88	44
Other administrative	118	88
Total expenses	916	685

Net income	$14,963	$11,064

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

Overview

Bimini Capital was formed in September 2003 to invest primarily in residential mortgage-backed securities (“MBS”) issued by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Government National Mortgage Association (“Ginnie Mae”). The Company deploys its capital into two core strategies.  The two strategies are a levered MBS portfolio and an unlevered structured MBS portfolio.  The leverage applied to the MBS portfolio will typically be less than twelve to one.  The Company manages its portfolio of agency MBS and structured MBS to generate income derived from the net interest margin of its MBS portfolio, levered predominantly under repurchase agreement funding, net of associated hedging costs, and the interest income derived from its unlevered portfolio of structured MBS.  Beginning in 2013, and as further described below, the Company, through its wholly-owned subsidiary, also began to be an external manager of the portfolio of Orchid, and from this arrangement the Company receives management fees and expense reimbursements.  In addition, the Company receives dividends from its investment in Orchid common shares.  The Company treats its junior subordinated notes as an equity capital equivalent. The Company is self-managed and self-advised and has elected to be taxed as a REIT for U.S. federal income tax purposes.

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Through February 19, 2013, Bimini Capital's consolidated financial statements include Orchid Island Capital, Inc. ("Orchid") as a wholly-owned qualified REIT subsidiary.  Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, and until December 31, 2014, Orchid continued to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of both Bimini Capital and Orchid through December 31, 2014, and Bimini Capital only in 2015.  References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc., and its wholly-owned subsidiary, Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC and its consolidated subsidiaries (collectively, “MortCo”). MortCo, which was previously named Opteum Financial Services, LLC, (referred to as “OFS”) was renamed Orchid Island TRS, LLC (referred to as “OITRS”) effective July 3, 2007 and then renamed MortCo TRS, LLC effective March 8, 2011.   Hereinafter, any historical mention, discussion or references to Opteum Financial Services, LLC, Orchid Island TRS, LLC, OFS or to OITRS (such as in previously filed documents or Exhibits) now mean MortCo.

Management of Orchid

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid’s board of directors and has only such functions and authority as delegated to it.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the Federal Reserve and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify as a REIT and the requirements to qualify for a registration exemption under the Investment Company Act.

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

In December 2014, management of Bimini Capital re-evaluated the conditions resulting in the consolidation of Orchid and concluded that, due to Bimini Capital’s decreased percentage ownership interest in Orchid, there was no longer a variable interest requiring consolidation.  As a result, in accordance with ASC 810, the Company deconsolidated Orchid from the consolidated balance sheet as of December 31, 2014.  However, as a VIE which was deconsolidated on December 31, 2014, Orchid’s results of operations were included in the consolidated statements of operations, equity and cash flows through December 31, 2014, and are excluded in subsequent periods.

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

The discussion and tables set forth below also present information as of certain dates and for certain periods of time in which Orchid was not consolidated as a VIE.  Unless stated otherwise, balance sheet data as of December 31, 2014, March 31, 2015 and June 30, 2015, statement of operations data for the six and three months ended June 30, 2015, and the statement of cash flows for the six months ended June 30, 2015 do not reflect the consolidation of Orchid as a VIE.

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

During the six and three months ended June 30, 2015, Bimini Capital made no dividend distributions.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses (“NOLs”) incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such NOLs have been consumed.

Net Operating Losses

As described above, a REIT may be subject to a federal excise tax if it distributes less than 85% of its REIT taxable income by the end of a calendar year.  In calculating the amount of excise tax payable in a given year, if any, Bimini Capital reduces REIT taxable income by distributions made to stockholders in the form of dividends and/or NOL carryforwards from prior years, to the extent any are available.  Since income subject to excise tax is REIT taxable income less qualifying dividends and the application of NOLs, if a REIT has sufficient NOLs it could apply such NOLs against its taxable income and avoid excise taxes without paying qualifying dividends to stockholders.  Accordingly, if in future periods Bimini Capital has taxable income, it can avoid the obligation to pay excise taxes by applying the estimated $17.3 million of NOLs available as of December 31, 2014 against such taxable income until the NOLs are exhausted in lieu of making distributions to stockholders.  Further, Bimini Capital could avoid the obligation to pay excise taxes through a combination of qualifying dividends and the application of NOLs.  In any case, future distributions to stockholders are expected to be less than REIT taxable income until the existing NOLs are consumed.

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2015, as compared to the six and three months ended June 30, 2014.

Net (Loss) Income Summary

Consolidated net loss for the six months ended June 30, 2015 was $2.9 million, or $0.23 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $5.7 million, or $0.47 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2014.

Consolidated net loss for the three months ended June 30, 2015 was $1.5 million, or $0.12 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $3.3 million, or $0.27 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2014.

The components of net (loss) income for the six and three months ended June 30, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014(1)	Change	2015	2014(1)	Change
Net portfolio interest	$2,083	$10,053	$(7,970)	$976	$6,391	$(5,415)
Interest expense on junior subordinated notes	(491)	(489)	(2)	(248)	(245)	(3)
(Losses) gains on MBS and derivative instruments	(1,207)	7,725	(8,932)	(1,021)	6,804	(7,825)
Net portfolio income (loss)	385	17,289	(16,904)	(293)	12,950	(13,243)
Other income	3,639	2,426	1,213	594	2,243	(1,649)
Expenses, including income taxes	(6,917)	(1,478)	(5,439)	(1,805)	(2,279)	474
Net (loss) income	(2,893)	18,237	(21,130)	(1,504)	12,914	(14,418)
Income attributable to
noncontrolling interests	-	12,538	(12,538)	-	9,584	(9,584)
Net (loss) income attributable to
Bimini Capital Management, Inc.	$(2,893)	$5,699	$(8,592)	$(1,504)	$3,330	$(4,834)

(1)	Information presented in the table above for the six and three months ended June 30, 2014 includes the activities of Orchid Island Capital, Inc.

GAAP and Non-GAAP Reconciliation

To date, the Company has used derivatives, specifically interest rate futures contracts, such as Eurodollar futures contracts, and interest rate swaptions, to hedge a portion of the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each interest rate futures contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of June 30, 2015, the Company has Eurodollar futures contracts in place through 2018. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, losses on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2015 and 2014 and for each quarter in 2015 and 2014.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2015	$7	$(1)	$6
March 31, 2015	(687)	(328)	(1,015)
December 31, 2014	(9,719)	(287)	(10,006)
September 30, 2014	3,257	149	3,406
June 30, 2014	(5,757)	(117)	(5,874)
March 31, 2014	(1,693)	(24)	(1,717)
Bimini Capital Only
June 30, 2015	$7	$(1)	$6
March 31, 2015	(687)	(328)	(1,015)
December 31, 2014	(158)	(287)	(445)
September 30, 2014	200	149	349
June 30, 2014	(29)	(117)	(146)
March 31, 2014	-	(24)	(24)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2015	$(680)	$(329)	$(1,009)
June 30, 2014	(7,450)	(141)	(7,591)
Bimini Capital Only
June 30, 2015	$(680)	$(329)	$(1,009)
June 30, 2014	(29)	(141)	(170)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2015	$(9)	$(64)	$(73)
March 31, 2015	(1)	(54)	(55)
December 31, 2014	(145)	(136)	(281)
September 30, 2014	(24)	(141)	(165)
June 30, 2014	(3)	(127)	(130)
March 31, 2014	(136)	(109)	(245)
Bimini Capital Only
June 30, 2015	$(9)	$(64)	$(73)
March 31, 2015	(1)	(54)	(55)
December 31, 2014	-	(136)	(136)
September 30, 2014	-	(141)	(141)
June 30, 2014	-	(127)	(127)
March 31, 2014	(106)	(109)	(215)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2015	$(10)	$(118)	$(128)
June 30, 2014	(139)	(236)	(375)
Bimini Capital Only
June 30, 2015	$(10)	$(118)	$(128)
June 30, 2014	(106)	(236)	(342)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2015	$16	$63	$79
March 31, 2015	(686)	(274)	(960)
December 31, 2014	(9,574)	(151)	(9,725)
September 30, 2014	3,281	290	3,571
June 30, 2014	(5,754)	10	(5,744)
March 31, 2014	(1,557)	85	(1,472)
Bimini Capital Only
June 30, 2015	$16	$63	$79
March 31, 2015	(686)	(274)	(960)
December 31, 2014	(158)	(151)	(309)
September 30, 2014	199	290	489
June 30, 2014	(29)	10	(19)
March 31, 2014	106	85	191

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2015	$(670)	$(211)	$(881)
June 30, 2014	(7,311)	95	(7,216)
Bimini Capital Only
June 30, 2015	$(670)	$(211)	$(881)
June 30, 2014	77	95	172

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2015	$1,074	$98	$(9)	$107	$976	$967
March 31, 2015	1,207	100	(1)	101	1,107	1,106
December 31, 2014	13,168	1,213	(145)	1,358	11,955	11,810
September 30, 2014	10,035	886	(24)	910	9,149	9,125
June 30, 2014	7,119	728	(3)	731	6,391	6,388
March 31, 2014	4,116	454	(136)	590	3,662	3,526
Bimini Capital Only
June 30, 2015	$1,074	$98	$(9)	$107	$976	$967
March 31, 2015	1,207	100	(1)	101	1,107	1,106
December 31, 2014	1,022	87	1	86	935	936
September 30, 2014	749	67	-	67	682	682
June 30, 2014	530	52	(1)	53	478	477
March 31, 2014	333	43	(106)	149	290	184

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2015	$2,281	$198	$(10)	$208	$2,083	$2,073
June 30, 2014	11,235	1,182	(139)	1,321	10,053	9,914
Bimini Capital Only
June 30, 2015	$2,281	$198	$(10)	$208	$2,083	$2,073
June 30, 2014	863	95	(107)	202	768	661

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
June 30, 2015	$976	$967	$248	$(64)	$312	$728	$655
March 31, 2015	1,107	1,106	243	(54)	297	864	809
December 31, 2014	11,955	11,810	248	(136)	384	11,707	11,426
September 30, 2014	9,149	9,125	248	(141)	389	8,901	8,736
June 30, 2014	6,391	6,388	245	(127)	372	6,146	6,016
March 31, 2014	3,662	3,526	243	(109)	352	3,419	3,174
Bimini Capital Only
June 30, 2015	$976	$967	$248	$(64)	$312	$728	$655
March 31, 2015	1,107	1,106	243	(54)	297	864	809
December 31, 2014	935	935	248	(136)	384	687	551
September 30, 2014	682	682	248	(141)	389	434	293
June 30, 2014	478	478	245	(127)	372	233	106
March 31, 2014	290	184	243	(109)	352	47	(168)

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
June 30, 2015	$2,083	$2,073	$491	$(118)	$609	$1,592	$1,464
June 30, 2014	10,053	9,914	488	(236)	724	9,565	9,190
Bimini Capital Only
June 30, 2015	$2,083	$2,073	$491	$(118)	$609	$1,592	$1,464
June 30, 2014	768	662	488	(236)	724	280	(62)

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP net interest income.

Net Portfolio Income

During the six months ended June 30, 2015, the Company generated $2.1 million of net portfolio interest income, consisting of $2.3 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2014, the Company generated $10.1 million of net portfolio interest income, consisting of $11.2 million of interest income from MBS assets offset by $1.2 million of interest expense on repurchase liabilities.  The $8.9 million decrease in interest income and $1 million decrease in interest expense for the six months ended June 30, 2015 primarily reflects the deconsolidation of Orchid’s assets and liabilities from the balance sheet beginning December 31, 2014 and the effect this had on the Company’s consolidated statement of operations.

The Company’s economic interest expense on repurchase liabilities for the six months ended June 30, 2015 and 2014 was $0.2 million and $1.3 million, respectively, resulting in $2.1 million and $9.9 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2015, the Company generated $1.0 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2014, the Company generated $6.4 million of net portfolio interest income, consisting of $7.1 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities.  The deployment of the proceeds from Orchid’s capital raising activities in 2014 on a leveraged basis, followed by the deconsolidation of Orchid as of December 31, 2014, were the main reasons for the decrease in both interest income and interest expense for the three months ended June 30, 2015 as compared to the same period in 2014.

The Company’s economic interest expense on repurchase liabilities for the three months ended June 30, 2015 and 2014 was $0.1 million and $0.7 million, respectively, resulting in $1.0 million and $6.4 million of economic net portfolio interest income, respectively.

The discussion above and in the following sections related to the Company’s net portfolio income during the six and three months ended June 30, 2014 includes the activities of Orchid as a VIE.  Orchid’s activities are not included for the six and three months June 30, 2015.  During the six months ended June 30, 2015, Bimini Capital generated $2.1 million of net portfolio interest income, consisting of $2.3 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2014, Bimini Capital generated $0.8 million of net portfolio interest income, consisting of $0.9 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

During the three months ended June 30, 2015, Bimini Capital generated $0.98 million of net portfolio interest income, consisting of $1.07 million of interest income from MBS assets offset by $0.10 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2014, Bimini Capital generated $0.48 million of net portfolio interest income, consisting of $0.53 million of interest income from MBS assets offset by $0.05 million of interest expense on repurchase liabilities.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2015 and 2014 and each quarter in 2015 and 2014 on both a GAAP and economic basis.
($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2015	$111,674	$1,074	3.85%	$103,750	$98	$107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%
December 31, 2014	1,466,048	13,168	3.59%	1,442,905	1,213	1,358	0.34%	0.38%
September 30, 2014	1,108,367	10,035	3.62%	1,096,611	886	910	0.32%	0.33%
June 30, 2014	882,591	7,119	3.23%	783,323	728	731	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
Bimini Capital Only
June 30, 2015	$111,674	$1,074	3.85%	$103,750	$98	$107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%
December 31, 2014	103,696	1,022	3.94%	96,591	87	86	0.36%	0.36%
September 30, 2014	82,599	749	3.63%	76,772	67	67	0.35%	0.35%
June 30, 2014	70,710	530	3.00%	65,849	53	53	0.32%	0.32%
March 31, 2014	51,951	333	2.57%	48,106	43	149	0.36%	1.24%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2015	$114,192	$2,281	4.00%	$105,939	$198	$208	0.37%	0.39%
June 30, 2014	742,016	11,235	3.03%	658,165	1,182	1,321	0.36%	0.40%
Bimini Capital Only
June 30, 2015	$114,192	$2,281	4.00%	$105,939	$198	$208	0.37%	0.39%
June 30, 2014	61,330	863	2.82%	56,978	96	202	0.34%	0.71%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
June 30, 2015	$976	$967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%
December 31, 2014	11,955	11,810	3.25%	3.21%
September 30, 2014	9,149	9,125	3.30%	3.29%
June 30, 2014	6,391	6,388	2.86%	2.86%
March 31, 2014	3,662	3,526	2.40%	2.30%
Bimini Capital Only
June 30, 2015	$976	$967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%
December 31, 2014	935	935	3.58%	3.58%
September 30, 2014	682	682	3.28%	3.28%
June 30, 2014	478	478	2.68%	2.68%
March 31, 2014	290	184	2.21%	1.33%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
June 30, 2015	$2,083	$2,073	3.63%	3.61%
June 30, 2014	10,053	9,914	2.67%	2.63%
Bimini Capital Only
June 30, 2015	$2,083	$2,073	3.63%	3.61%
June 30, 2014	768	662	2.48%	2.11%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 37-40 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Earning Asset Yield

Interest income for the Company was $2.3 million for the six months ended June 30, 2015 and $11.2 million for the six months ended June 30, 2014.  Average MBS holdings were $114.2 million and $742.0 million for the six months ended June 30, 2015 and 2014, respectively. The $8.9 million decrease in interest income was due to a $627.8 million decrease in average MBS holdings, combined with a 97 basis point increase in yields.  The decrease in average MBS during the six months ended June 30, 2015 reflects the deconsolidation of Orchid’s assets as of December 31, 2014.

Interest income for the Company was $1.1 million for the three months ended June 30, 2015 and $7.1 million for the three months ended June 30, 2014.  Average MBS holdings were $111.7 million and $882.6 million for the three months ended June 30, 2015 and 2014, respectively. The $6.0 million decrease in interest income was due to a $770.9 million decrease in average MBS holdings as a result of the deconsolidation of Orchid as of December 31, 2014, combined with a 62 basis point increase in yields.

Interest income for Bimini Capital was $2.3 million for the six months ended June 30, 2015 and $0.9 million for the six months ended June 30, 2014.  Average MBS holdings were $114.2 million and $61.3 million for the six months ended June 30, 2015 and 2014, respectively. The $1.4 million increase in interest income was due to a combination of a 118 basis point increase in yields and a $52.9 million increase in average MBS holdings.

Interest income for Bimini Capital was $1.07 million for the three months ended June 30, 2015 and $0.53 million for the three months ended June 30, 2014.  Average MBS holdings were $111.7 million and $70.7 million for the three months ended June 30, 2015 and 2014, respectively. The $0.54 million increase in interest income was due to a combination of a 85 basis point increase in yields and a $41.0 million increase in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the six months ended June 30, 2015 and 2014 and for each quarter during 2015 and 2014.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
June 30, 2015	$105,368	$6,306	$111,674	$1,031	$43	$1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%
December 31, 2014	1,397,518	68,530	1,466,048	13,719	(551)	13,168	3.93%	(3.21)%	3.59%
September 30, 2014	1,048,424	59,943	1,108,367	10,266	(231)	10,035	3.92%	(1.55)%	3.62%
June 30, 2014	833,497	49,094	882,591	8,303	(1,184)	7,119	3.98%	(9.64)%	3.23%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
Bimini Capital Only
June 30, 2015	$105,368	$6,306	$111,674	$1,031	$43	$1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%
December 31, 2014	98,552	5,144	103,696	957	65	1,022	3.89%	5.01%	3.94%
September 30, 2014	79,390	3,209	82,599	784	(35)	749	3.95%	(4.36)%	3.63%
June 30, 2014	69,298	1,412	70,710	629	(99)	530	3.63%	(27.87)%	3.00%
March 31, 2014	50,315	1,636	51,951	450	(117)	333	3.58%	(28.49)%	2.57%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Six Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
June 30, 2015	$108,202	$5,990	$114,192	$2,121	$160	$2,281	3.92%	5.36%	4.00%
June 30, 2014	699,018	42,998	742,016	13,155	(1,920)	11,235	3.76%	(8.93)%	3.03%
Bimini Capital Only
June 30, 2015	$108,202	$5,990	$114,192	$2,121	$160	$2,281	3.92%	5.36%	4.00%
June 30, 2014	59,806	1,524	61,330	1,079	(216)	863	3.61%	(28.21)%	2.82%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $105.9 million and $658.2 million, generating interest expense of $0.2 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.  Our average cost of funds was 0.37% and 0.36% for six months ended June 30, 2015 and 2014, respectively.  There was a 1 basis point increase in the average cost of funds and a $552.2 million decrease in average outstanding repurchase agreements during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The decrease in average outstanding repurchase agreements, and the corresponding decrease in interest expense, reflects the deconsolidation of Orchid as of December 31, 2014.

The Company’s economic interest expense was $0.2 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively. There was a 1 basis point decrease in the average economic cost of funds to 0.39% for the six months ended June 30, 2015 from 0.40% for the six months ended June 30, 2014.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the six months ended June 30, 2015, partially offset by the decrease in the economic cost of funds rate.

Average outstanding repurchase agreements for the Company were $103.7 million and $783.3 million, generating interest expense of $0.1 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively.  Our average cost of funds was 0.38% and 0.37% for three months ended June 30, 2015 and 2014, respectively.  There was a 1 basis point increase in the average cost of funds and a $679.6 million decrease in average outstanding repurchase agreements during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

The Company’s economic interest expense was $0.1 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively. There was a 4 basis point increase in the average economic cost of funds to 0.41% for the three months ended June 30, 2015 from 0.37% for the three months ended June 30, 2014.  The increase in economic interest expense was primarily due to the increase in average outstanding repurchase agreements during the three months ended June 30, 2015, partially offset by the decrease in the economic cost of funds rate.

Average outstanding repurchase agreements for Bimini Capital were $105.9 million and total interest expense was $0.2 million for the six months ended June 30, 2015.  During the six months ended June 30, 2014, average outstanding repurchase agreements for Bimini Capital were $57.0 million and total interest expense was $0.1 million.  Bimini Capital’s average cost of funds was 0.37% and 0.34% for the six months ended June 30, 2015 and 2014, respectively.

Bimini Capital’s economic interest expense was $0.2 million for each of the six months ended June 30, 2015 and 2014. There was a 32 basis point decrease in the average economic cost of funds to 0.39% for the six months ended June 30, 2015 from 0.71% for the six months ended June 30, 2014.

Average outstanding repurchase agreements for Bimini Capital were $103.7 million and total interest expense was $0.10 million for the three months ended June 30, 2015.  During the three months ended June 30, 2014, average outstanding repurchase agreements for Bimini Capital were $65.8 million and total interest expense was $0.05 million.  Bimini Capital’s average cost of funds was 0.38% and 0.32% for the three months ended June 30, 2015 and 2014, respectively.

Bimini Capital’s economic interest expense was $0.11 million and $0.05 million for the three months ended June 30, 2015 and 2014, respectively. There was a 9 basis point increase in the average economic cost of funds to 0.41% for the three months ended June 30, 2015 from 0.32% for the three months ended June 30, 2014.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 20 basis points above the average one-month LIBOR and 2 basis points below the average six-month LIBOR for the quarter ended June 30, 2015.  The Company’s average economic cost of funds was 23 basis points above the average one-month LIBOR and 1 basis point above the average six-month LIBOR for the quarter ended June 30, 2015. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2014 to 20 days at June 30, 2015.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2015 and 2014 and each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
June 30, 2015	$103,750	$98	$107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%
December 31, 2014	1,442,905	1,213	1,358	0.34%	0.38%
September 30, 2014	1,096,611	886	910	0.32%	0.33%
June 30, 2014	783,323	728	731	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
Bimini Capital Only
June 30, 2015	$103,750	$98	$107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%
December 31, 2014	96,591	87	86	0.36%	0.36%
September 30, 2014	76,772	67	67	0.35%	0.35%
June 30, 2014	65,849	53	53	0.32%	0.32%
March 31, 2014	48,106	43	149	0.36%	1.24%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
June 30, 2015	$105,939	$198	$208	0.37%	0.39%
June 30, 2014	658,165	1,182	1,321	0.36%	0.40%
Bimini Capital Only
June 30, 2015	$105,939	$198	$208	0.37%	0.39%
June 30, 2014	56,978	96	202	0.34%	0.71%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
December 31, 2014	0.16%	0.34%	0.18%	0.00%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.22%	0.04%	0.22%	0.04%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
Bimini Capital Only
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
December 31, 2014	0.16%	0.34%	0.20%	0.02%	0.20%	0.02%
September 30, 2014	0.15%	0.33%	0.20%	0.02%	0.20%	0.02%
June 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.17%	(0.01)%
March 31, 2014	0.16%	0.34%	0.20%	0.02%	1.08%	0.90%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Six Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
June 30, 2015	0.18%	0.38%	0.19%	(0.01)%	0.21%	0.01%
June 30, 2014	0.16%	0.33%	0.20%	0.03%	0.24%	0.07%
Bimini Capital Only
June 30, 2015	0.18%	0.38%	0.19%	(0.01)%	0.21%	0.01%
June 30, 2014	0.16%	0.33%	0.18%	0.01%	0.55%	0.38%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.5 million for each of the six months ended June 30, 2015 and 2014.  The average rate of interest paid for the six months ended June 30, 2015 was 3.76% compared to 3.74% for the comparable period in 2014.

Interest expense on the Company’s junior subordinated debt securities was $0.2 million for each of the three month periods ended June 30, 2015 and 2014.  The average rate of interest paid for the three months ended June 30, 2015 was 3.77% compared to 3.73% for the comparable period in 2014.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of June 30, 2015, the interest rate was 3.79%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses and other income for the six and three months ended June 30, 2015 and 2014.
(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Realized gains on sales of MBS	$-	$4,049	$(4,049)	$-	$2,980	$(2,980)
Unrealized (losses) gains on MBS	(197)	11,266	(11,463)	(1,027)	9,698	(10,725)
Total (losses) gains on MBS	(197)	15,315	(15,512)	(1,027)	12,678	(13,705)
(Losses) gains on Eurodollar futures	(1,009)	(6,306)	5,297	6	(4,745)	4,751
Gains on retained interests	2,539	2,447	92	1,053	2,253	(1,200)
Loss on payer swaption	-	(1,285)	1,285	-	(1,129)	1,129
Unrealized losses on Orchid Island Capital, Inc.	(1,806)	-	(1,806)	(1,993)	-	(1,993)
Orchid Island Capital, Inc. dividends	1,060	-	1,060	530	-	530
Mangement fees	1,869	-	1,869	1,014	-	1,014

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the six months ended June 30, 2015, the Company did not dispose of any MBS.  For the six and three months ended June 30, 2014, the Company received proceeds of $434.6 million and $279.5 million, respectively, from the sales of MBS.

The higher MBS trading activities in the six and three months ended June 30, 2014 reflects the repositioning of our portfolio following Orchid’s capital raising activities.  The fair value adjustments on MBS for the six months ended June 30, 2015 and 2014 were the result of changes in market conditions.  Losses on Eurodollar futures contracts reflect the declining LIBOR during the six months ended June 30, 2015 and 2014. The table below presents historical interest rate data for each quarter end during 2015 and 2014.

		15 Year	30 Year	Three
	10 Year	Fixed-Rate	Fixed-Rate	Month
Three Months Ended	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2015	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.93%	3.04%	3.77%	0.27%
December 31, 2014	2.17%	3.13%	3.86%	0.25%
September 30, 2014	2.51%	3.31%	4.16%	0.23%
June 30, 2014	2.52%	3.27%	4.16%	0.23%
March 31, 2014	2.72%	3.36%	4.34%	0.23%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the six and three months ended June 30, 2015, the Company recorded gains on retained interests of $2.5 million and $1.1 million, respectively, compared to gains of $2.4 million and $2.3 million, respectively, for the six and three months ended June 30, 2014.

Operating Expenses

For the six and three months ended June 30, 2015, the Company’s total operating expenses were approximately $6.3 million and $1.5 million, respectively, compared to approximately $3.6 million and $2.3 million for the six and three months ended June 30, 2014, respectively.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2015 and 2014.
(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Compensation and benefits	$1,263	$1,357	$(94)	$595	$911	$(316)
Legal fees	713	624	89	536	445	91
Accounting, auditing and other professional fees	335	465	(130)	177	244	(67)
Directors’ fees and liability insurance	343	544	(201)	175	303	(128)
Direct REIT operating expenses	37	229	(192)	18	114	(96)
Settlement of litigation	3,500	-	3,500	-	-	-
Other G&A expenses	118	391	(273)	33	236	(203)
	$6,309	$3,610	$2,699	$1,534	$2,253	$(719)

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 10 to the consolidated financial statements.  A loss of $3.5 million has been charged to operations for the six months ended June 30, 2015.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2015, the Company’s MBS portfolio consisted of $107.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.32%.  During the six months ended June 30, 2015, the Company received principal repayments of $10.9 million compared to $28.8 million for the comparable period ended June 30, 2014.  The average prepayment speeds for the quarters ended June 30, 2015 and 2014 were 15.9% and 8.6%, respectively.

The following table presents the constant prepayment rate (“CPR”) experienced on the Company’s structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented (including the impact of Orchid for all periods presented prior to Orchid’s deconsolidation on December 31, 2014).  CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans. The increase in prepayments during the three months ended June 30, 2015 was primarily due to the effects of lower residential mortgage rates in the previous quarter.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5
December 31, 2014	4.3	15.0	8.1
September 30, 2014	7.9	18.5	12.3
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8

The following tables summarize certain characteristics of the Bimini Capital’s PT MBS and structured MBS as of June 30, 2015 and December 31, 2014:
($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2015
Fixed Rate MBS	$101,160	93.9%	4.29%	321	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	121	0.1%	4.00%	319	20-Jan-42	21.03	9.00%	1.00%
Total PT MBS	101,281	94.0%	4.29%	321	1-Dec-44	NA	NA	NA
Interest-Only Securities	3,345	3.1%	3.24%	251	25-Dec-39	NA	NA	n/a
Inverse Interest-Only Securities	3,135	2.9%	6.35%	308	25-Apr-41	NA	6.54%	n/a
Total Structured MBS	6,480	6.0%	4.75%	278	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$107,761	100.0%	4.32%	318	1-Dec-44	NA	NA	NA
December 31, 2014
Fixed Rate MBS	$112,174	95.2%	4.30%	327	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	442	0.4%	4.00%	325	20-Jan-42	27.03	9.00%	1.00%
Total PT MBS	112,616	95.6%	4.30%	327	1-Dec-44	NA	NA	NA
Interest-Only Securities	2,276	1.9%	3.11%	240	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,939	2.5%	6.35%	313	25-Apr-41	NA	0.80%	NA
Total Structured MBS	5,215	4.4%	4.94%	281	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$117,831	100.0%	4.33%	325	1-Dec-44	NA	NA	NA

($ in thousands)
	June 30, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$60,122	55.8%	$66,974	56.8%
Freddie Mac	46,356	43.0%	50,415	42.8%
Ginnie Mae	1,283	1.2%	442	0.4%
Total Portfolio	$107,761	100.0%	$117,831	100.0%

	June 30, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$107.95	$107.95
Weighted Average Structured Purchase Price	$6.07	$5.98
Weighted Average Pass-through Current Price	$108.00	$108.53
Weighted Average Structured Current Price	$10.41	$9.08
Effective Duration (1)	2.625	2.663

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.625 indicates that an interest rate increase of 1.0% would be expected to cause a 2.625% decrease in the value of the MBS in the Company’s investment portfolio at June 30, 2015.  An effective duration of 2.663 indicates that an interest rate increase of 1.0% would be expected to cause a 2.663% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the six months ended June 30, 2015 and 2014.
($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$-	$-	0.00%	$978,252	$107.50	3.07%
Structured MBS	986	8.18	10.23%	32,155	14.65	(5.02)%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2015, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.
($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	$121	$2	$(2)	$(5)	1.25%	(1.69)%	(3.78)%
Fixed Rate MBS	101,160	2,992	(4,989)	(10,776)	2.96%	(4.93)%	(10.65)%
Interest-Only MBS	3,345	(1,552)	1,042	1,592	(46.40)%	31.14%	47.59%
Inverse Interest-Only MBS	3,135	(289)	(208)	(724)	(9.23)%	(6.64)%	(23.10)%
Total MBS Portfolio	$107,761	$1,153	$(4,157)	$(9,913)	1.07%	(3.86)%	(9.20)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$646,000	$(1,294)	$1,615	$3,230	(0.81)%	1.01%	2.03%
Junior Subordinated Debt Hedges	312,000	(603)	780	1,560	(0.78)%	1.01%	2.03%
	$958,000	$(1,897)	$2,395	$4,790	(0.80)%	1.01%	2.03%

Gross Totals		$(744)	$(1,762)	$(5,123)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of June 30, 2015, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s MBS and cash and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2015, the Company had obligations outstanding under the repurchase agreements of approximately $101.2 million with a net weighted average borrowing cost of 0.39%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 6 to 76 days, with a weighted average maturity of 20 days.  Securing the repurchase agreement obligation as of June 30, 2015 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $106.2 million and a weighted average maturity of 320 months and cash pledged to counterparties of approximately $2.1 million.  Through August 5, 2015, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2015 with maturities through October 6, 2015.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2015 and 2014.
($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	$106,294	$108,129	$(1,835)	(1.70)%
December 31, 2014	109,964	1,442,905	(1,332,941)	(92.38	)%(1)
September 30, 2014	1,339,196	1,096,611	242,585	22.12	%(2)
June 30, 2014	854,026	783,323	70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(3)

(1)	The lower ending balance relative to the average balance during the quarter ended December 31, 2014 reflects the deconsolidation of Orchid at December 31, 2014.
(2)
The higher ending balance relative to the average balance during the quarter ended September 30, 2014 reflects deployment of the proceeds, on a leveraged basis, of certain equity offerings by Orchid.  During the quarter ended September 30, 2014, the Company’s investment in PT RMBS increased $294.4 million.

(3)
The higher ending balance relative to the average balance during the quarter ended March 31, 2014 reflects the deployment of the proceeds, on a leveraged basis, of Orchid’s January and March 2014 equity offerings.  During the quarter ended March 31, 2014, the Company’s investment in PT RMBS increased $402.5 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings, (c) the payment of overhead and operating expenses, and (d) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of June 30, 2015, the Company had cash and cash equivalents of $7.0 million.  We generated cash flows of $13.2 million from principal and interest payments on our MBS portfolio and $2.3 million from retained interests and had average repurchase agreements outstanding of $105.9 million during the six months ended June 30, 2015.  In addition, during the six months ended June 30, 2015, the Company received approximately $2.3 million in management fees and expense reimbursements as manager of Orchid and approximately $1.1 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 10 to the consolidated financial statements.  A loss of $3.5 million has been charged to operations for the six months ended June 30, 2015.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of June 30, 2015.
(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$101,206	$-	$-	$-	$101,206
Interest expense on repurchase agreements(1)	68	-	-	-	68
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,044	1,996	1,999	15,437	20,476
Litigation settlement	2,500	500	500	-	3,500
Totals	$104,818	$2,496	$2,499	$41,437	$151,250

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2015 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates

Volatility in global interest rates continued in the second quarter of 2015.  Interest rates rose across all sectors in the global bond markets, thereby depressing bond prices across sectors. Spreads on U.S. Treasuries of the same durations as Agency MBS incrementally widened during the second quarter, putting downward pressure on book value for many mortgage REITs. Both U.S. Treasuries and Agency MBS yields ended the second quarter higher than the close of the first quarter 2015.  The rise in rates was led by growing sentiment that the European economies are recovering and the need for continued aggressive monetary stimulus by the European Central Bank (the "ECB") would diminish somewhat over the next few quarters. However, European markets decreased during the second quarter primarily due to fears stoked by uncertainty over Greek sovereign finances and its future as an ECB member and a member of the Eurozone.

We believe that the U.S. economy appears to be on a trajectory of slow, sustainable growth.  The consensus forecast for 2015 economic growth in the U.S. remains at approximately 2.7%, accompanied by moderate growth in payrolls and inflation within the Federal Reserve's target range. The Federal Reserve continues to guide capital markets to anticipate the possibility of an interest rate hike in September or December 2015. Federal Reserve Chair Yellen, in her June 17, 2015 remarks following the June Federal Reserve Open Market Committee ("FOMC") policy meeting, stated that she anticipates a long period of continued accommodative monetary policy following an initial rise in the Federal Funds Rate later this year. These statements, which Chair Yellen reiterated in Congressional testimony on July 15 and 16, 2015, generally are in line with market participants' expectations for the balance of 2015. As of June 30, 2015, the bond market appears to have priced in an increase in the federal funds rate in September 2015 and a slow rise over the next few years.  With the Federal Reserve ostensibly tying the start of interest rate increases to evidence of further improvement in the economy, data releases remain materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of U.S. rates, with the uncertainty that this dynamic creates further volatility in the interest rate and fixed income markets.

Recent Regulatory Developments

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD), John Camey (D-DE) and James A. Himes (D-CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to a bill introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee.   Under this proposed legislation, all government guaranteed single-family and multi-family mortgage backed securities will be supported by a minimum of 5% private sector capital, which will stand in a first loss position. The remaining 95% of the risk will be shared between Ginnie Mae and a private reinsurer on a pari passu basis. Fees paid to Ginnie Mae for providing these securities will be allocated to affordable housing programs.  Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs' current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the "Regulatory Relief Bill"). If enacted, this bill would increase the threshold for a financial institution to be deemed a Systemically Important Financial Institution ("SIFI") from $50 billion to $500 billion while giving the Financial Stability Oversight Council discretion to designate banks with greater than $50 billion in assets as SIFIs, give non-banks an opportunity to file a remedial plan addressing regulators' concerns before being designated as SIFIs, require an affirmative vote every five years to renew the SIFI designation of non-banks, provide regulatory relief for community banks and broaden the Consumer Financial Protection Bureau Qualified Mortgage rule.

We expect debate and discussion on residential housing and mortgage reform to continue in 2015.  However, we cannot be certain if H.R. 1491, the Regulatory Relief Bill or any other housing- and/or mortgage-related bill will be approved by Congress, and if so, what the effect will be.

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

We do not believe our investment portfolio will be materially affected by loan modification programs because Agency MBS backed by loans that would qualify for such programs (e.g., seriously delinquent loans) will be purchased by Fannie Mae and Freddie Mac at their par value prior to the implementation of such programs. However, if Fannie Mae and Freddie Mac were to modify or end their repurchase programs or if the U.S. Government modified its loan modification programs to modify non-delinquent mortgage loans, our investment portfolio could be negatively impacted.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar futures contracts or interest rate swaptions.

Summary

Over the past several quarters there has been a relatively large spread between short and long-term interest rates has positively affected our net interest margin. However, if prepayment rates remain elevated or accelerate further they could continue to negatively affect our net interest margin and the value of our assets. Furthermore, increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At June 30, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements.

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

A complaint by a note-holder in Preferred Term Securities XX (“PreTSL XX”) was filed on July 16, 2010 in the Supreme Court of the State of New York, New York County, against Bimini Capital, the Bank of New York Mellon (“BNY Mellon”) and Hexagon Securities LLC (“Hexagon”) and nominal defendants BNY Mellon and Preferred Term Securities XX, Ltd. (“PreTSL XX”), captioned Hildene Capital Management, LLC, et al. v. The Bank of New York Mellon, et. al.  The complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. (“Hildene”), alleged that Hildene suffered losses as a result of Bimini Capital’s repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.  Hildene alleged claims against BNY Mellon for breach of the Indenture, breach of fiduciary duties and breach of the covenant of good faith and fair dealing, and claims against Bimini Capital for tortious interference with contract, aiding and abetting breach of fiduciary duty, unjust enrichment and “rescission/illegality.” Hildene also alleged derivative claims brought in the name of Nominal Defendant BNY Mellon.  (Subsequently, Hexagon and Nominal Defendant PreTSL XX were voluntarily dismissed without prejudice by Hildene.)  PreTSL XX, Ltd. moved to intervene as an additional plaintiff in the action, and Bimini and BNY Mellon opposed that motion.  The court granted PreTSL XX, Ltd.’s motion to intervene and the Appellate Division, First Department affirmed that decision.  In May 2013, Hildene voluntarily dismissed its purported derivative claims brought in the name of BNY Mellon, including its claim for “rescission/illegality.”  On April 14, 2014 and May 18, 2014, Stipulations of Partial Discontinuance were filed with the court that dismissed all claims between and among Hildene and BNY Mellon, and PreTSL XX and BNY Mellon.

On May 15, 2015, Hildene and Bimini Capital reached an agreement to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million has been charged to operations for the six months ended June 30, 2015.

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

In May 2015, Bimini Capital reached an agreement to settle a legal action as more fully described in Note 10 to the financial statements.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.  If the Company is unable to generate sufficient cash, it may be required to liquidate a portion of its MBS portfolio, which could have an adverse effect of the Company’s ability to generate interest income, its results of operations, and its financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2015, the Company issued 9,822 and 4,048 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereof.

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
10.1
Settlement Agreement and Release by and among Bimini Capital Management, Inc. Preferred Term Securities XX, Ltd., Hildene Capital Management, LLC and Hildene Opportunities Master Fund, Ltd. Dated May 15, 2015.*

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 5, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 5, 2015	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)