Form 10-Q
period 2015-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2015-11-06
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 6, 2015	12,373,294
Class B Common Stock, $0.001 par value	November 6, 2015	31,938
Class C Common Stock, $0.001 par value	November 6, 2015	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$120,856,466	$116,026,180
Unpledged	2,257,098	1,804,852
Total mortgage-backed securities	123,113,564	117,831,032
Cash and cash equivalents	4,079,740	4,699,059
Restricted cash	446,900	733,660
Orchid Island Capital, Inc. common stock, at fair value	9,080,401	12,810,728
Retained interests in securitizations	1,633,605	1,899,684
Accrued interest receivable	488,439	460,326
Property and equipment, net	3,514,996	3,584,603
Deferred tax assets, net	1,276,920	1,900,064
Other assets	2,867,438	2,960,042
Total Assets	$146,502,003	$146,879,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$113,677,303	$109,963,995
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	68,736	94,397
Other liabilities	2,211,374	814,597
Total Liabilities	142,761,853	137,677,429

STOCKHOLDERS' EQUITY:
Preferred stock	-	-
Common stock	12,419	12,388
Additional paid-in capital	334,600,801	334,522,850
Accumulated deficit	(330,873,070)	(325,333,469)
Stockholders’ equity	3,740,150	9,201,769
Total Liabilities and Stockholders' Equity	$146,502,003	$146,879,198
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Interest income	$3,277,241	$21,270,241	$995,985	$10,034,747
Interest expense	(305,726)	(2,068,056)	(107,392)	(885,440)
Net interest income, before interest on junior subordinated notes	2,971,515	19,202,185	888,593	9,149,307
Interest expense on junior subordinated notes	(743,603)	(736,432)	(252,142)	(247,916)
Net interest income	2,227,912	18,465,753	636,451	8,901,391
Unrealized (losses) gains on mortgage-backed securities	(910,896)	9,626,963	(713,497)	(1,639,465)
Realized (losses) gains on mortgage-backed securities	(2,108)	2,057,582	(2,108)	(1,991,895)
(Losses) gains on derivative instruments	(1,999,650)	(4,185,049)	(990,575)	3,405,926
Net portfolio (loss) income	(684,742)	25,965,249	(1,069,729)	8,675,957

Other income (expense):
Gains on retained interests in securitizations	2,739,353	2,643,068	200,773	196,482
Unrealized losses on Orchid Island Capital, Inc. common stock	(3,730,327)	-	(1,924,063)	-
Orchid Island Capital, Inc. dividends	1,472,498	-	412,299	-
Management fees	2,929,200	-	1,060,500	-
Other income (expense), net	19,748	(43,261)	41,901	(23,007)
Total other income (expense)	3,430,472	2,599,807	(208,590)	173,475

Expenses:
Compensation and related benefits	1,863,819	2,124,080	600,376	766,773
Directors' fees and liability insurance	514,406	855,787	171,703	312,274
Audit, legal and other professional fees	1,281,993	1,653,898	234,542	565,108
Direct REIT operating expenses	54,825	331,500	17,967	102,184
Settlement of litigation	3,500,000	-	-	-
Other administrative expenses	168,062	841,911	49,371	450,836
Total expenses	7,383,105	5,807,176	1,073,959	2,197,175

Net (loss) income before income tax provision (benefit)	(4,637,375)	22,757,880	(2,352,278)	6,652,257
Income tax provision (benefit)	902,226	(2,055,075)	293,915	76,683

Net (loss) income	(5,539,601)	24,812,955	(2,646,193)	6,575,574
Less: income attributable to noncontrolling interests	-	18,767,100	-	6,228,907

Net (Loss) Income attributable to Bimini Capital stockholders	$(5,539,601)	$6,045,855	$(2,646,193)	$346,667

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.45)	$0.50	$(0.21)	$0.03
CLASS B COMMON STOCK
Basic and Diluted	$(0.45)	$0.50	$(0.21)	$0.03
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,344,613	12,153,388	12,354,951	12,313,556
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2015

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2015	$12,388	$334,522,850	$(325,333,469)	$9,201,769
Net loss	-	-	(5,539,601)	(5,539,601)
Issuance of Class A common shares for board compensation	31	63,934	-	63,965
Amortization of equity plan compensation	-	14,017	-	14,017

Balances, September 30, 2015	$12,419	$334,600,801	$(330,873,070)	$3,740,150
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,539,601)	$24,812,955
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock based compensation	77,982	261,602
Depreciation	69,607	78,858
Deferred income tax provision (benefit)	623,144	(2,077,342)
Losses (gains) on mortgage-backed securities	913,004	(11,684,545)
Gains on retained interests in securitizations	(2,739,353)	(2,643,068)
Loss on disposal of property and equipment	-	12,886
Unrealized losses on Orchid Island Capital, Inc. common stock	3,730,327	-
Realized and unrealized losses on interest rate swaptions	-	1,119,525
Changes in operating assets and liabilities:
Accrued interest receivable	(28,113)	(4,200,581)
Other assets	92,604	(253,487)
Accrued interest payable	(25,661)	305,835
Other liabilities	1,396,777	763,837
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,429,283)	6,496,475

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(26,396,648)	(1,605,257,665)
Sales	4,316,964	499,227,793
Principal repayments	15,884,148	56,361,141
Payments received on retained interests in securitizations	3,005,432	3,186,805
Decrease (increase) in restricted cash	286,760	(5,567,535)
Purchases of property and equipment	-	(36,851)
Purchase of interest rate swaptions, net of margin cash received	-	(1,249,625)
NET CASH USED IN INVESTING ACTIVITIES	(2,903,344)	(1,053,335,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	748,150,368	5,851,128,876
Principal repayments on repurchase agreements	(744,437,060)	(4,865,328,741)
Issuance of common shares of Orchid Island Capital, Inc.	-	121,525,917
Cash dividends paid to noncontrolling interests	-	(12,953,922)
Class A common shares sold directly to employees	-	98,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,713,308	1,094,470,130

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(619,319)	47,630,668
CASH AND CASH EQUIVALENTS, beginning of the period	4,699,059	11,959,292
CASH AND CASH EQUIVALENTS, end of the period	$4,079,740	$59,589,960

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,074,990	$2,498,653
Income taxes	$137,001	$22,267

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquired settled in later period	$-	$66,812,482
Securities sold settled in later period	$-	$249,410,368
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, Bimini Capital is generally not subject to federal income tax on its REIT taxable income provided that it distributes to its stockholders at least 90% of its REIT taxable income on an annual basis.  In addition, a REIT must meet other provisions of the Code to retain its special tax status. As further described in Note 11, Income Taxes, certain events may have caused, or may cause, the Bimini Capital to no longer qualify as a REIT under the Code.  Bimini Capital’s website is located at http://www.biminicapital.com.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo. The accounts of Orchid are included in the consolidated statements of operations for the nine and three months ended September 30, 2014, and in the statement of cash flows for the nine months ended September 30, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

Beginning in 2007, the Company began a series of actions to respond to the losses and their impact on our capital base.  One of these actions was to evaluate and pursue capital raising opportunities for Orchid.  Orchid completed its initial public offering of common stock on February 20, 2013.  In accordance with the management agreement between Bimini Advisors and Orchid,  Bimini Advisors receives fees for managing the MBS portfolio of Orchid, and certain overhead costs are allocated to Orchid on a pro rata basis commencing on July 1, 2014.  As a stockholder of Orchid, Bimini Capital shares in distributions when paid by Orchid to its stockholders.  These actions improved the Company’s liquidity outlook.

At September 30, 2015, the Company had cash and cash equivalents of approximately $4.1 million, an MBS portfolio of approximately $123.1 million and an equity capital base of approximately $3.7 million.  The Company generated cash flows of approximately $19.1 million from principal and interest payments on its MBS portfolio and approximately $3.0 million from retained interests in securitizations during the nine months ended September 30, 2015. In addition, during the nine months ended September 30, 2015, the Company received approximately $3.6 million in management fees and expense reimbursements as manager of Orchid and approximately $1.5 million in dividends from its investment in Orchid common shares.  However, if cash resources are, at any time, insufficient to satisfy the Company’s liquidity requirements, such as when cash flows from operations are materially negative, the Company may be required to pledge additional assets to meet margin calls, liquidate assets, sell additional debt or equity securities or pursue other financing alternatives.

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 10.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million has been charged to operations for the nine months ended September 30, 2015.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the fair values of MBS, investment in Orchid common shares, Eurodollar futures contracts, interest rate swaptions and retained interests, and asset valuation allowances and deferred tax allowances.

Statement of Comprehensive (Loss) Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive (loss) income has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive (loss) income is the same as net (loss) income for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  At September 30, 2015, restricted cash consisted of approximately $0.4 million of cash held by a broker as margin on Eurodollar futures contracts.  At December 31, 2014, restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $0.3 million of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $3.1 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Orchid Island Capital, Inc. Common Stock

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations for the nine and three months ended September 30, 2015.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2015 and December 31, 2014, due to the short-term nature of these financial instruments.

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

Income Taxes

Bimini Capital has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  As further described in Note 11, Income Taxes, certain events may have caused, or may cause, Bimini Capital to no longer qualify as a REIT under the Code.  Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital.

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2012 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2015 and December 31, 2014:

(in thousands)
	September 30, 2015	December 31, 2014
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$120	$442
Fixed-rate Mortgages	117,762	112,174
Total Pass-Through MBS	117,882	112,616
Structured MBS:
Interest-Only Securities	2,647	2,276
Inverse Interest-Only Securities	2,585	2,939
Total Structured MBS	5,232	5,215
Total	$123,114	$117,831

The following table summarizes the Company’s MBS portfolio as of September 30, 2015 and December 31, 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2015	December 31, 2014
Greater than five years and less than ten years	$7	$16
Greater than or equal to ten years	123,107	117,815
Total	$123,114	$117,831

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of September 30, 2015 and December 31, 2014:

(in thousands)
Series	Issue Date	September 30, 2015	December 31, 2014
HMAC 2004-2	May 10, 2004	$150	$320
HMAC 2004-3	June 30, 2004	677	753
HMAC 2004-4	August 16, 2004	104	496
HMAC 2004-5	September 28, 2004	321	331
HMAC 2004-6	November 17, 2004	382	-
Total		$1,634	$1,900

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2015, the Company had outstanding repurchase agreement obligations of approximately $113.7 million with a net weighted average borrowing rate of 0.45%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $121.3 million.  As of December 31, 2014, the Company had outstanding repurchase agreement obligations of approximately $110.0 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $116.4 million, and cash pledged to counterparties of approximately $0.3 million.

As of September 30, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$121,277	$-	$-	$121,277
Repurchase agreement liabilities associated with
these securities	$-	$113,677	$-	$-	$113,677
Net weighted average borrowing rate	-	0.45%	-	-	0.45%
December 31, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$114,433	$1,998	$-	$116,431
Repurchase agreement liabilities associated with
these securities	$-	$108,074	$1,890	$-	$109,964
Net weighted average borrowing rate	-	0.36%	0.33%	-	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At September 30, 2015 and December 31, 2014, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $7.4 million and $6.7 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of stockholders’ equity at September 30, 2015 and December 31, 2014 is as follows:

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
September 30, 2015
Citigroup Global Markets, Inc.	$3,459	92.5%	10
ED&F Man Capital Markets Inc.	2,283	61.1%	17
South Street Securities, LLC	744	19.9%	21
CRT Capital Group, LLC	701	18.8%	16
December 31, 2014
JVB Financial Group, LLC	$1,807	19.6%	8
ED&F Man Capital Markets Inc.	1,490	16.2%	22

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

As of September 30, 2015 and December 31, 2014, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

 During the nine months ended September 30, 2014, the Company, through Orchid, was a party to interest rate swaption agreements which granted the Company the right but not the obligation to enter into underlying pay fixed interest rate swap (“payer swaption”).  The Company may also enter into swaption agreements that provide the Company the option to enter into a receive fixed interest rate swap (“receiver swaption”).

The tables below present information related to the Company’s Eurodollar futures positions at September 30, 2015 and December 31, 2014.

($ in thousands)
As of September 30, 2015
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$56,000	0.82%	0.42%	$(56)
2016	56,000	1.45%	0.72%	(408)
2017	56,000	2.23%	1.26%	(545)
2018	56,000	2.65%	1.60%	(293)
Total / Weighted Average	$56,000	1.90%	1.05%	$(1,302)

($ in thousands)
As of September 30, 2015
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$26,000	1.73%	0.42%	$(86)
2016	26,000	1.77%	0.72%	(272)
2017	26,000	2.49%	1.26%	(319)
2018	26,000	2.94%	1.60%	(173)
Total / Weighted Average	$26,000	2.24%	1.05%	$(850)

($ in thousands)
As of December 31, 2014
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$36,500	0.65%	0.63%	$(5)
2016	56,000	1.45%	1.54%	46
2017	56,000	2.23%	2.23%	(3)
2018	56,000	2.65%	2.51%	(38)
Total / Weighted Average	$50,429	1.72%	1.72%	$-

($ in thousands)
As of December 31, 2014
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$26,000	1.48%	0.57%	$(237)
2016	26,000	1.77%	1.54%	(61)
2017	26,000	2.49%	2.23%	(67)
2018	26,000	2.94%	2.51%	(56)
Total / Weighted Average	$26,000	2.06%	1.60%	$(421)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Loss (Gain) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2015 and 2014.  The consolidated information for 2014 includes the activity of Orchid, as it was included in the consolidated statements of operations for those periods.

(in thousands)
	Consolidated		Parent-Only
Nine Months Ended September 30,	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(2,000)	$(3,151)	$(2,000)	$165
Payer swaptions	-	(1,120)	-	-
T-Note futures contracts (short positions)	-	86	-	14
Net (losses) gains on derivative instruments	$(2,000)	$(4,185)	$(2,000)	$179

(in thousands)
	Consolidated		Parent-Only
Three Months Ended September 30,	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(991)	$3,154	$(991)	$334
Payer swaptions	-	166	-	-
T-Note futures contracts (short positions)	-	86	-	14
Net (losses) gains on derivative instruments	$(991)	$3,406	$(991)	$348

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

NOTE 6. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2015 and December 31, 2014.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2015
Repurchase Agreements	$113,677	$-	$113,677	$(113,677)	$-	$-
December 31, 2014
Repurchase Agreements	$109,964	$-	$109,964	$(109,706)	$(258)	$-

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

As of September 30, 2015 and December 31, 2014, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2015, the interest rate was 3.84%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and became redeemable at Bimini Capital's option, in whole or in part and without penalty, beginning December 15, 2010. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 8.  COMMON STOCK

At September 30, 2015 and December 31, 2014, Bimini Capital’s common stock is comprised of the following:

	September 30, 2015	December 31, 2014
Preferred stock, $0.001 par value; 10,000,000 shares authorized; designated, 1,800,000 shares as Class A Redeemable and 2,000,000 shares as Class B Redeemable; no
shares issued and outstanding as of September 30, 2015 and December 31, 2014	$-	$-
Class A Common Stock, $0.001 par value; 98,000,000 shares designated: 12,355,045 shares issued and outstanding as of September 30, 2015 and 12,324,391 shares
issued and outstanding as of December 31, 2014	12,355	12,324
Class B Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2015 and December 31, 2014	32	32
Class C Common Stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2015 and December 31, 2014	32	32
	$12,419	$12,388

Issuances of Common Stock

The table below presents information related to Bimini Capital’s Class A Common Stock issued during the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Three Months Ended, September 30,
Shares Issued Related To:	2015	2014	2015	2014
Directors' compensation	30,654	46,107	8,669	18,576
Vesting incentive plan shares(1)	-	500,000	-	-
Shares sold directly to employees(1)	-	257,895	-	-
Total shares of Class A Common Stock issued	30,654	804,002	8,669	18,576

(1)	See Note 9, Stock Incentive Plans, for details of these issuances.

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the nine months ended September 30, 2015 and 2014.

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

Share Awards

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and does not affect the results of operations for the nine and three months ended September 30, 2014.

A summary of share award activity during the nine months ended September 30, 2014 is presented below:

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

The following table presents information related to Performance Units outstanding at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Nonvested performance units outstanding at period end	31,500	31,500
Weighted-average grant date fair price	$1.78	$1.78
Unrecognized compensation expense at period end	$41,274	$55,291
Weighted-average remaining vesting term (in years)	2.30	3.00
Intrinsic value of unvested shares at period end	$41,895	$59,850

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

On May 15, 2015, Hildene and Bimini Capital agreed to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million was accrued at March 31, 2015 and has been charged to operations for the nine months ended September 30, 2015.   During the three months ended September 30, 2015 payments totaling $2.25 million were made, as required by the settlement agreement.  The remaining $1.25 million is scheduled to be paid in installments through July 2019 and is included in other liabilities in the September 30, 2015 consolidated balance sheet.

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

Bimini Capital’s qualification as a REIT depends upon its ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its shares.  As described more fully below, certain events may have caused, or may cause, Bimini Capital to no longer qualify as a REIT under the Code.

Taxable REIT Subsidiaries

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo are tax paying entities for income tax purposes and are taxed separately from Bimini Capital and from each other.  Therefore, Bimini Advisors and MortCo each separately report an income tax provision or benefit based on their own taxable activities.  For the nine months ended September 30, 2015 and 2014, MortCo did not have taxable income primarily due to the utilization of their respective NOL carryforwards. During the nine months ended September 30, 2015, Bimini Advisors is projected to have exhausted its available NOLs and generated taxable income, net of those NOLs, of approximately $0.4 million. The Company’s payment of taxes reported on the consolidated statement of cash flows results from alternative minimum taxes (“AMT”) which become due when NOLs are used to offset taxable income.  Bimini Advisors did not make any Federal Income tax payments during the quarter, although a provision for Federal Income taxes was recorded.

The income tax provision (benefit) for the nine and three months ended September 30, 2015 and 2014 is solely attributable to the TRSs.  For Bimini Advisors, the provision for the 2015 period was determined by applying the statutory Federal rate of 35% to its pre-tax income or loss.  Bimini Advisors’ NOL is projected to be fully used during the 2015 tax year to offset taxable income. During 2014, a benefit was recorded for the release of Bimini Advisor’s deferred tax valuation allowance related to an intangible asset and NOL carryforwards.  For MortCo, its provision is generally zero, and it differs from the statutory Federal rate due primarily to the recording of, and adjustments to, the deferred tax asset valuation allowances and the release of the deferred tax valuation allowance related to NOL carryforwards.  The payment of AMT is included in the tax provision in the period it is paid.

In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at September 30, 2015 total approximately $1.3 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During 2014, the Company re-evaluated its previous position regarding its ability to realize Bimini Advisors’ deferred tax assets and determined that there was sufficient positive evidence to conclude that the realization of Bimini Advisors’ deferred tax assets was more likely than not.  As a result, Bimini Advisors recorded a deferred income tax benefit of approximately $2.1 million during the nine months ended September 30, 2014 related to the release of the valuation allowance.

As of September 30, 2015, MortCo has estimated federal NOL carryforwards of approximately $261.5 million and estimated available Florida NOLs of approximately $34.0 million, both of which will begin to expire in 2025, and are fully available to offset future federal and Florida taxable income, respectively. The net deferred tax assets for MortCo at September 30, 2015 are approximately $93.9 million. As of September 30, 2015 and December 31, 2014, management did not believe that it had sufficient positive evidence to conclude that the realization of MortCo’s deferred tax assets was more likely than not; therefore, a valuation allowance was provided for the entire balance of MortCo’s deferred tax assets.

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), which were issued in 2004, 2005 and 2006, some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  In 2008, based on a re-evaluation of its tax position regarding REMIC income, MortCo recorded a liability of approximately $2.1 million for taxes, interest and penalties related to this uncertain tax position.  During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to the EII taxable income, reported EII taxable income of approximately $2.1 million, paid $0.8 million of income tax, interest and penalties, and included a notice of inconsistent treatment in its tax returns.  Because of the uncertainty surrounding the taxation of EII, MortCo accounted for the pre-2008 tax position as being more likely than not that the tax position would not be fully sustained upon examination.  On September 15, 2013, the statute of limitations for the IRS to challenge MortCo’s pre-2008 tax position expired.  As such, the remaining balance of the liability recorded in 2008 was reversed during the year ended December 31, 2013, which resulted in a tax benefit of $1.3 million.  MortCo continues to file its tax returns following its 2009 tax filing position, and it continues to include a notice of inconsistent treatment in each return.

Qualification as a REIT

As discussed above, our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares.  Certain trends or events experienced during 2015 may have caused, or may cause, Bimini Capital to no longer qualify as a REIT under the Code.  In particular, additional offerings of common stock by Orchid in the first two quarters of 2015 have increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in May, 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and revenues generated by our MBS portfolio.  As a result, the value of our two TRSs (MortCo and Bimini Advisors) has increased in relation to the value of Bimini Capital’s assets.

The failure to qualify as a REIT would subject Bimini Capital to taxation as a regular “C” corporation, with the entity’s taxable income being subject to federal and state income tax at regular corporate rates, and dividends paid to stockholders would not be deductible by Bimini Capital in computing our taxable income.  However, as described above, Bimini Capital and MortCo each have NOL carryforwards that will be available to offset any 2015 or future taxable income.  As of December 31, 2014, federal NOL carryforwards for Bimini Capital and MortCo were approximately $17.3 million and $263.9 million, respectively.  Given Bimini Capital’s current ownership structure, the NOL carryforwards of each entity may generally be applied only to offset the taxable income of that entity.

If Bimini Capital fails to qualify as a REIT, management is considering the feasibility of certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards. These transactions, if completed, would not materially change the overall consolidated operations or assets of the Company.

It is not known if Bimini Capital will qualify as a REIT for the tax year 2015; management has sought the advice of outside advisors and valuation experts, but as of November 6, 2015, this analysis is not complete. Should the REIT status be unavailable for the tax year 2015, Bimini Capital will consider the feasibility of the transactions referred to above.  There can be no assurance that all or any of such transactions will be completed or that all or any portion of the various NOL carryforwards will be available to offset future taxable income.

NOTE 12.   EARNINGS PER SHARE

Shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A Common Stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B Common Stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A Common Stock. Shares of Class B Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2015 and 2014.

Shares of Class C Common Stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C Common Stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A Common Stock were not met at September 30, 2015 and 2014.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2015. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A Common Stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A Common Stock even though they are considered participating securities. The average number of dividend eligible stock incentive plan shares that were anti-dilutive and not included in diluted earnings per share for both the nine and three months ended September 30, 2015 was 31,600.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2015 and 2014.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(5,526)	$6,030	$(2,639)	$346
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,355	12,314	12,355	12,314
Effect of weighting	(10)	(161)	-	-
Weighted average shares-basic and diluted	12,345	12,153	12,355	12,314
(Loss) income per Class A common share:
Basic and diluted	$(0.45)	$0.50	$(0.21)	$0.03

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(14)	$16	$(7)	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.45)	$0.50	$(0.21)	$0.03

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

MBS, retained interests, Eurodollar futures contracts, Orchid common stock and interest rate swaptions were recorded at fair value on a recurring basis during the nine and three months ended September 30, 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Mortgage-backed securities	$123,114	$-	$123,114	$-
Eurodollar futures contracts	447	447	-	-
Orchid Island Capital, Inc. common stock	9,080	9,080	-	-
Retained interests	1,634	-	-	1,634
December 31, 2014
Mortgage-backed securities	$117,831	$-	$117,831	$-
Eurodollar futures contracts	476	476	-	-
Orchid Island Capital, Inc. common stock	12,811	12,811	-	-
Retained interests	1,900	-	-	1,900

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014:

(in thousands)
	Retained Interests
	2015	2014
Balances, January 1	$1,900	$2,531
Gain included in earnings	2,739	2,643
Collections	(3,005)	(3,187)
Balances, September 30	$1,634	$1,987

During the nine months ended September 30, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of September 30, 2015.

Retained interests fair value (in thousands)			$1,634
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	42%	Next 10 Months
Loans in Foreclosure	100%	42%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.5%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 15.1 (6.6)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 9.7 (1.1)	27.50% (27.50%)

NOTE 14. RELATED PARTY TRANSACTIONS

Frank E. Jaumot is a shareholder in an accounting firm from which the Company receives accounting and tax services. Mr. Jaumot is both a director and a shareholder of Bimini Capital and a shareholder of Orchid. Professional fees incurred with this firm were $71,000 for the nine months ended September 30, 2015 and $75,000 for the nine months ended September 30, 2014.

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

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the nine months ended September 30, 2014.

($ in thousands)
Net income attributable to Bimini Capital	$6,046
Transfers from the noncontrolling interests
Decrease in Bimini Capital's paid-in capital for the sale of 9,682,784 common shares of Orchid
and the effect of the 24,000 shares of unvested restricted shares of Orchid	(793)
Change from net income attributable to Bimini Capital and transfers from noncontrolling interest	$5,253

Net income of Orchid for the nine and three months ended September 30, 2014 is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid.  The following is a roll forward of the noncontrolling interest during the nine months ended September 30, 2014.

(in thousands)
Balance, January 1, 2014	$31,615
Issuance of common shares of Orchid Island Capital, Inc.	122,318
Net income attributed to noncontrolling interest	18,767
Amortization of Orchid Island Capital, Inc. equity plan compensation	41
Cash dividends paid to noncontrolling interest	(12,954)
Balance, September 30, 2014	$159,787

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the nine and three months ended September 30, 2014, which are reflected in the consolidated statements of operations for the nine and three months ended September 30, 2014.

(in thousands)
	Nine Months Ended	Three Months Ended
	September 30, 2014	September 30, 2014
Interest income	$19,658	$9,286
Interest expense	(1,905)	(818)
Net interest income	17,753	8,468
Unrealized gains (losses) on mortgage-backed securities	8,720	(1,404)
Realized gains (losses) on mortgage-backed securities	1,931	(1,960)
(Losses) gains on derivative instruments	(4,364)	3,057
Net portfolio income	24,040	8,161

Expenses:
Accrued incentive compensation	450	225
Directors' fees and liability insurance	405	165
Audit, legal and other professional fees	406	160
Direct REIT operating expenses	124	36
Other administrative	183	66
Total expenses	1,568	652

Net income	$22,472	$7,509

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

Qualification as a REIT

Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares.  Certain trends or events experienced during 2015 may have caused, or may cause, Bimini Capital to no longer qualify as a REIT under the Code.  In particular, additional offerings of common stock by Orchid in the first two quarters of 2015 have increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in May, 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and revenues generated by our MBS portfolio.  As a result, the value of our two TRSs (MortCo and Bimini Advisors) has increased in relation to the value of Bimini Capital’s assets.

The failure to qualify as a REIT would subject Bimini Capital to taxation as a regular “C” corporation, with the entity’s taxable income being subject to federal and state income tax at regular corporate rates, and dividends paid to stockholders would not be deductible by Bimini Capital in computing our taxable income.  However, as described above, Bimini Capital and MortCo each have NOL carryforwards that will be available to offset any 2015 or future taxable income.  As of December 31, 2014, federal NOL carryforwards for Bimini Capital and MortCo were approximately $17.3 million and $263.9 million, respectively.  Given Bimini Capital’s current ownership structure, the NOL carryforwards of each entity may generally be applied only to offset the taxable income of that entity.

If Bimini Capital fails to qualify as a REIT, management is considering the feasibility of certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards. These transactions, if completed, would not materially change the overall consolidated operations or assets of the Company.

It is not known if Bimini Capital will qualify as a REIT for the tax year 2015; management has sought the advice of outside advisors and valuation experts, but as of November 6, 2015, this analysis is not complete. Should the REIT status be unavailable for the tax year 2015, Bimini Capital will consider the feasibility of the transactions referred to above.  There can be no assurance that all or any of such transactions will be completed or that all or any portion of the various NOL carryforwards will be available to offset future taxable income.

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

The discussion and tables set forth below also present information as of certain dates and for certain periods of time in which Orchid was not consolidated as a VIE.  Unless stated otherwise, balance sheet data as of December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015, statement of operations data for the nine and three months ended September 30, 2015, and the statement of cash flows for the nine months ended September 30, 2015 do not reflect the consolidation of Orchid as a VIE.

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

During the nine and three months ended September 30, 2015, Bimini Capital made no dividend distributions.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, maintenance of REIT status, availability of net operating losses and other factors that may be deemed relevant.  Bimini Capital continues to evaluate its dividend payment policy.   However, as more fully described below, due to net operating losses (“NOLs”) incurred in prior periods, Bimini Capital is unlikely to declare and pay dividends to stockholders until such NOLs have been consumed.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2015, as compared to the nine and three months ended September 30, 2014.

Net (Loss) Income Summary

Consolidated net loss for the nine months ended September 30, 2015 was $5.5 million, or $0.45 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $6.0 million, or $0.50 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2014.

Consolidated net loss for the three months ended September 30, 2015 was $2.6 million, or $0.21 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2014.

The components of net (loss) income for the nine and three months ended September 30, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014(1)	Change	2015	2014(1)	Change
Net portfolio interest	$2,972	$19,202	$(16,230)	$889	$9,149	$(8,260)
Interest expense on junior subordinated notes	(744)	(736)	(8)	(253)	(248)	(5)
(Losses) gains on MBS and derivative instruments	(2,913)	7,499	(10,412)	(1,706)	(225)	(1,481)
Net portfolio (loss) income	(685)	25,965	(26,650)	(1,070)	8,676	(9,746)
Other income (expense)	3,430	2,600	830	(209)	173	(382)
Expenses, including income taxes	(8,285)	(3,752)	(4,533)	(1,367)	(2,273)	906
Net (loss) income	(5,540)	24,813	(30,353)	(2,646)	6,576	(9,222)
Income attributable to
noncontrolling interests	-	18,767	(18,767)	-	6,229	(6,229)
Net (loss) income attributable to
Bimini Capital Management, Inc.	$(5,540)	$6,046	$(11,586)	$(2,646)	$347	$(2,993)

(1)	Information presented in the table above for the nine and three months ended September 30, 2014 includes the activities of Orchid Island Capital, Inc.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of September 30, 2015, the Company has Eurodollar futures contracts in place through 2018. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, losses on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2015 and 2014 and for each quarter in 2015 and 2014.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2015	$(676)	$(315)	$(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)
December 31, 2014	(9,719)	(287)	(10,006)
September 30, 2014	3,257	149	3,406
June 30, 2014	(5,757)	(117)	(5,874)
March 31, 2014	(1,693)	(24)	(1,717)
Bimini Capital Only
September 30, 2015	$(676)	$(315)	$(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)
December 31, 2014	(158)	(287)	(445)
September 30, 2014	200	149	349
June 30, 2014	(29)	(117)	(146)
March 31, 2014	-	(24)	(24)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2015	$(1,356)	$(644)	$(2,000)
September 30, 2014	(4,193)	8	(4,185)
Bimini Capital Only
September 30, 2015	$(1,356)	$(644)	$(2,000)
September 30, 2014	171	8	179

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2015	$(20)	$(74)	$(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)
December 31, 2014	(145)	(136)	(281)
September 30, 2014	(24)	(141)	(165)
June 30, 2014	(3)	(127)	(130)
March 31, 2014	(136)	(109)	(245)
Bimini Capital Only
September 30, 2015	$(20)	$(74)	$(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)
December 31, 2014	-	(136)	(136)
September 30, 2014	-	(141)	(141)
June 30, 2014	-	(127)	(127)
March 31, 2014	(106)	(109)	(215)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2015	$(30)	$(192)	$(222)
September 30, 2014	(163)	(377)	(540)
Bimini Capital Only
September 30, 2015	$(30)	$(192)	$(222)
September 30, 2014	(106)	(377)	(483)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2015	$(656)	$(241)	$(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)
December 31, 2014	(9,574)	(151)	(9,725)
September 30, 2014	3,281	290	3,571
June 30, 2014	(5,754)	10	(5,744)
March 31, 2014	(1,557)	85	(1,472)
Bimini Capital Only
September 30, 2015	$(656)	$(241)	$(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)
December 31, 2014	(158)	(151)	(309)
September 30, 2014	199	290	489
June 30, 2014	(29)	10	(19)
March 31, 2014	106	85	191

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2015	$(1,326)	$(452)	$(1,778)
September 30, 2014	(4,030)	385	(3,645)
Bimini Capital Only
September 30, 2015	$(1,326)	$(452)	$(1,778)
September 30, 2014	276	385	661

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2015	$996	$107	$(20)	$127	$889	$869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106
December 31, 2014	13,168	1,213	(145)	1,358	11,955	11,810
September 30, 2014	10,035	886	(24)	910	9,149	9,125
June 30, 2014	7,119	728	(3)	731	6,391	6,388
March 31, 2014	4,116	454	(136)	590	3,662	3,526
Bimini Capital Only
September 30, 2015	$996	$107	$(20)	$127	$889	$869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106
December 31, 2014	1,022	87	1	86	935	936
September 30, 2014	749	67	-	67	682	682
June 30, 2014	530	52	(1)	53	478	477
March 31, 2014	333	43	(106)	149	290	184

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2015	$3,277	$305	$(30)	$335	$2,972	$2,942
September 30, 2014	21,270	2,068	(163)	2,231	19,202	19,039
Bimini Capital Only
September 30, 2015	$3,277	$305	$(30)	$335	$2,972	$2,942
September 30, 2014	1,612	162	(107)	269	1,450	1,343

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
September 30, 2015	$889	$869	$252	$(74)	$326	$637	$543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809
December 31, 2014	11,955	11,810	248	(136)	384	11,707	11,426
September 30, 2014	9,149	9,125	248	(141)	389	8,901	8,736
June 30, 2014	6,391	6,388	245	(127)	372	6,146	6,016
March 31, 2014	3,662	3,526	243	(109)	352	3,419	3,174
Bimini Capital Only
September 30, 2015	$889	$869	$252	$(74)	$326	$637	$543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809
December 31, 2014	935	935	248	(136)	384	687	551
September 30, 2014	682	682	248	(141)	389	434	293
June 30, 2014	478	478	245	(127)	372	233	106
March 31, 2014	290	184	243	(109)	352	47	(168)

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
September 30, 2015	$2,972	$2,942	$744	$(192)	$936	$2,228	$2,006
September 30, 2014	19,202	19,039	736	(377)	1,113	18,466	17,926
Bimini Capital Only
September 30, 2015	$2,972	$2,942	$744	$(192)	$936	$2,229	$2,007
September 30, 2014	1,450	1,344	736	(377)	1,113	714	231

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP net interest income.

Net Portfolio Income

During the nine months ended September 30, 2015, the Company generated $3.0 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2014, the Company generated $19.2 million of net portfolio interest income, consisting of $21.3 million of interest income from MBS assets offset by $2.1 million of interest expense on repurchase liabilities.  The $18.0 million decrease in interest income and $1.8 million decrease in interest expense for the nine months ended September 30, 2015 primarily reflects the deconsolidation of Orchid’s assets and liabilities from the balance sheet beginning December 31, 2014 and the effect this had on the Company’s consolidated statement of operations.

The Company’s economic interest expense on repurchase liabilities for the nine months ended September 30, 2015 and 2014 was $0.3 million and $2.2 million, respectively, resulting in $2.9 million and $19.0 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2015, the Company generated $0.9 million of net portfolio interest income, consisting of $1.0 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2014, the Company generated $9.1 million of net portfolio interest income, consisting of $10.0 million of interest income from MBS assets offset by $0.9 million of interest expense on repurchase liabilities.  The deployment of the proceeds from Orchid’s capital raising activities in 2014 on a leveraged basis, followed by the deconsolidation of Orchid as of December 31, 2014, were the main reasons for the decrease in both interest income and interest expense for the three months ended September 30, 2015 as compared to the same period in 2014.

The Company’s economic interest expense on repurchase liabilities for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.9 million, respectively, resulting in $0.9 million and $9.1 million of economic net portfolio interest income, respectively.

The discussion above and in the following sections related to the Company’s net portfolio income during the nine and three months ended September 30, 2014 includes the activities of Orchid as a VIE.  Orchid’s activities are not included for the nine and three months September 30, 2015.  During the nine months ended September 30, 2015, Bimini Capital generated $3.0 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2014, Bimini Capital generated $1.4 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

During the three months ended September 30, 2015, Bimini Capital generated $0.89 million of net portfolio interest income, consisting of $1.00 million of interest income from MBS assets offset by $0.11 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2014, Bimini Capital generated $0.68 million of net portfolio interest income, consisting of $0.75 million of interest income from MBS assets offset by $0.07 million of interest expense on repurchase liabilities.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2015 and 2014 and each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2015	$115,437	$996	3.45%	$107,442	$107	$127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%
December 31, 2014	1,466,048	13,168	3.59%	1,442,905	1,213	1,358	0.34%	0.38%
September 30, 2014	1,108,367	10,035	3.62%	1,096,611	886	910	0.32%	0.33%
June 30, 2014	882,591	7,119	3.23%	783,323	728	731	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
Bimini Capital Only
September 30, 2015	$115,437	$996	3.45%	$107,442	$107	$127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%
December 31, 2014	103,696	1,022	3.94%	96,591	87	86	0.36%	0.36%
September 30, 2014	82,599	749	3.63%	76,772	67	67	0.35%	0.35%
June 30, 2014	70,710	530	3.00%	65,849	53	53	0.32%	0.32%
March 31, 2014	51,951	333	2.57%	48,106	43	149	0.36%	1.24%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2015	$114,607	$3,277	3.81%	$106,440	$305	$335	0.38%	0.42%
September 30, 2014	864,133	21,270	3.28%	804,314	2,068	2,231	0.34%	0.37%
Bimini Capital Only
September 30, 2015	$114,607	$3,277	3.81%	$106,440	$305	$335	0.38%	0.42%
September 30, 2014	68,420	1,612	3.14%	63,576	163	269	0.34%	0.56%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
September 30, 2015	$889	$869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%
December 31, 2014	11,955	11,810	3.25%	3.21%
September 30, 2014	9,149	9,125	3.30%	3.29%
June 30, 2014	6,391	6,388	2.86%	2.86%
March 31, 2014	3,662	3,526	2.40%	2.30%
Bimini Capital Only
September 30, 2015	$889	$869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%
December 31, 2014	935	935	3.58%	3.58%
September 30, 2014	682	682	3.28%	3.28%
June 30, 2014	478	478	2.68%	2.68%
March 31, 2014	290	184	2.21%	1.33%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
September 30, 2015	$2,972	$2,942	3.43%	3.39%
September 30, 2014	19,202	19,039	2.94%	2.91%
Bimini Capital Only
September 30, 2015	$2,972	$2,942	3.43%	3.39%
September 30, 2014	1,450	1,344	2.80%	2.58%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 40-43 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the tables above and the tables on pages 42 and 43 include the effect of derivative instrument hedges for only the period presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $3.3 million for the nine months ended September 30, 2015 and $21.3 million for the nine months ended September 30, 2014.  Average MBS holdings were $114.6 million and $864.1 million for the nine months ended September 30, 2015 and 2014, respectively. The $18.0 million decrease in interest income was due to a $749.5 million decrease in average MBS holdings, offset by a 53 basis point increase in yields.  The decrease in average MBS during the nine months ended September 30, 2015 reflects the deconsolidation of Orchid’s assets as of December 31, 2014.

Interest income for the Company was $1.0 million for the three months ended September 30, 2015 and $10.0 million for the three months ended September 30, 2014.  Average MBS holdings were $115.4 million and $1,108.4 million for the three months ended September 30, 2015 and 2014, respectively. The $9.0 million decrease in interest income was due to a $993.0 million decrease in average MBS holdings as a result of the deconsolidation of Orchid as of December 31, 2014, combined with a 17 basis point decrease in yields.

Interest income for Bimini Capital was $3.3 million for the nine months ended September 30, 2015 and $1.6 million for the nine months ended September 30, 2014.  Average MBS holdings were $114.6 million and $68.4 million for the nine months ended September 30, 2015 and 2014, respectively. The $1.7 million increase in interest income was due to a combination of a 67 basis point increase in yields and a $46.2 million increase in average MBS holdings.

Interest income for Bimini Capital was $1.00 million for the three months ended September 30, 2015 and $0.75 million for the three months ended September 30, 2014.  Average MBS holdings were $115.4 million and $82.6 million for the three months ended September 30, 2015 and 2014, respectively. The $0.3 million increase in interest income was due to a combination of a $32.8 million increase in average MBS holdings and an 18 basis point decrease in yields.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the nine months ended September 30, 2015 and 2014 and for each quarter during 2015 and 2014.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
September 30, 2015	$109,582	$5,855	$115,437	$1,038	$(42)	$996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%
December 31, 2014	1,397,518	68,530	1,466,048	13,719	(551)	13,168	3.93%	(3.21)%	3.59%
September 30, 2014	1,048,424	59,943	1,108,367	10,266	(231)	10,035	3.92%	(1.55)%	3.62%
June 30, 2014	833,497	49,094	882,591	8,303	(1,184)	7,119	3.98%	(9.64)%	3.23%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
Bimini Capital Only
September 30, 2015	$109,582	$5,855	$115,437	$1,038	$(42)	$996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%
December 31, 2014	98,552	5,144	103,696	957	65	1,022	3.89%	5.01%	3.94%
September 30, 2014	79,390	3,209	82,599	784	(35)	749	3.95%	(4.36)%	3.63%
June 30, 2014	69,298	1,412	70,710	629	(99)	530	3.63%	(27.87)%	3.00%
March 31, 2014	50,315	1,636	51,951	450	(117)	333	3.58%	(28.49)%	2.57%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Nine Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
September 30, 2015	$108,662	$5,945	$114,607	$3,159	$118	$3,277	3.88%	2.65%	3.81%
September 30, 2014	815,487	48,646	864,133	23,421	(2,151)	21,270	3.83%	(5.89)%	3.28%
Bimini Capital Only
September 30, 2015	$108,662	$5,945	$114,607	$3,159	$118	$3,277	3.88%	2.65%	3.81%
September 30, 2014	66,334	2,086	68,420	1,863	(251)	1,612	3.74%	(15.98)%	3.14%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $106.4 million and $804.3 million, generating interest expense of $0.3 million and $2.1 million for the nine months ended September 30, 2015 and 2014, respectively.  Our average cost of funds was 0.38% and 0.34% for nine months ended September 30, 2015 and 2014, respectively.  There was a 4 basis point increase in the average cost of funds and a $697.9 million decrease in average outstanding repurchase agreements during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.  The decrease in average outstanding repurchase agreements, and the corresponding decrease in interest expense, reflects the deconsolidation of Orchid as of December 31, 2014.

The Company’s economic interest expense was $0.3 million and $2.2 million for the nine months ended September 30, 2015 and 2014, respectively. There was a 5 basis point increase in the average economic cost of funds to 0.42% for the nine months ended September 30, 2015 from 0.37% for the nine months ended September 30, 2014.  The $1.9 million decrease in economic interest expense was primarily due to the $697.9 million decrease in average outstanding repurchase agreements during the nine months ended September 30, 2015, offset by the increase in the economic cost of funds rate.

Average outstanding repurchase agreements for the Company were $107.4 million and $1,096.6 million, generating interest expense of $0.1 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively.  Our average cost of funds was 0.40% and 0.32% for three months ended September 30, 2015 and 2014, respectively.  There was an 8 basis point increase in the average cost of funds and a $989.2 million decrease in average outstanding repurchase agreements during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The Company’s economic interest expense was $0.1 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively. There was a 14 basis point increase in the average economic cost of funds to 0.47% for the three months ended September 30, 2015 from 0.33% for the three months ended September 30, 2014.  The $0.8 million decrease in economic interest expense was primarily due to the $989.2 million decrease in average outstanding repurchase agreements during the three months ended September 30, 2015, partially offset by the increase in the economic cost of funds rate.

Average outstanding repurchase agreements for Bimini Capital were $106.4 million and total interest expense was $0.3 million for the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, average outstanding repurchase agreements for Bimini Capital were $63.6 million and total interest expense was $0.2 million.  Bimini Capital’s average cost of funds was 0.38% and 0.34% for the nine months ended September 30, 2015 and 2014, respectively.

Bimini Capital’s economic interest expense was $0.3 million for each of the nine months ended September 30, 2015 and 2014. There was a 14 basis point decrease in the average economic cost of funds to 0.42% for the nine months ended September 30, 2015 from 0.56% for the nine months ended September 30, 2014.

Average outstanding repurchase agreements for Bimini Capital were $107.4 million and total interest expense was $0.11 million for the three months ended September 30, 2015.  During the three months ended September 30, 2014, average outstanding repurchase agreements for Bimini Capital were $76.8 million and total interest expense was $0.07 million.  Bimini Capital’s average cost of funds was 0.40% and 0.35% for the three months ended September 30, 2015 and 2014, respectively.

Bimini Capital’s economic interest expense was $0.1 million for each of the three months ended September 30, 2015 and 2014. There was a 12 basis point increase in the average economic cost of funds to 0.47% for the three months ended September 30, 2015 from 0.35% for the three months ended September 30, 2014.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 21 basis points above the average one-month LIBOR and 9 basis points below the average six-month LIBOR for the quarter ended September 30, 2015.  The Company’s average economic cost of funds was 28 basis points above the average one-month LIBOR and 2 basis points below the average six-month LIBOR for the quarter ended September 30, 2015. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2014 to 15 days at September 30, 2015.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2015 and 2014 and each quarter in 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
September 30, 2015	$107,442	$107	$127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%
December 31, 2014	1,442,905	1,213	1,358	0.34%	0.38%
September 30, 2014	1,096,611	886	910	0.32%	0.33%
June 30, 2014	783,323	728	731	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
Bimini Capital Only
September 30, 2015	$107,442	$107	$127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%
December 31, 2014	96,591	87	86	0.36%	0.36%
September 30, 2014	76,772	67	67	0.35%	0.35%
June 30, 2014	65,849	53	53	0.32%	0.32%
March 31, 2014	48,106	43	149	0.36%	1.24%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
September 30, 2015	$106,440	$305	$335	0.38%	0.42%
September 30, 2014	804,314	2,068	2,231	0.34%	0.37%
Bimini Capital Only
September 30, 2015	$106,440	$305	$335	0.38%	0.42%
September 30, 2014	63,576	163	269	0.34%	0.56%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
December 31, 2014	0.16%	0.34%	0.18%	0.00%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.22%	0.04%	0.22%	0.04%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
Bimini Capital Only
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
December 31, 2014	0.16%	0.34%	0.20%	0.02%	0.20%	0.02%
September 30, 2014	0.15%	0.33%	0.20%	0.02%	0.20%	0.02%
June 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.17%	(0.01)%
March 31, 2014	0.16%	0.34%	0.20%	0.02%	1.08%	0.90%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Nine Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
September 30, 2015	0.18%	0.41%	0.20%	(0.03)%	0.24%	0.01%
September 30, 2014	0.16%	0.33%	0.18%	0.01%	0.21%	0.04%
Bimini Capital Only
September 30, 2015	0.18%	0.41%	0.20%	(0.03)%	0.24%	0.01%
September 30, 2014	0.16%	0.33%	0.18%	0.01%	0.40%	0.23%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was $0.7 million for each of the nine months ended September 30, 2015 and 2014.  The average rate of interest paid for the nine months ended September 30, 2015 was 3.77% compared to 3.74% for the comparable period in 2014.

Interest expense on the Company’s junior subordinated debt securities was $0.3 million and $0.2 million for the three month periods ended September 30, 2015 and 2014, respectively.  The average rate of interest paid for the three months ended September 30, 2015 was 3.79% compared to 3.73% for the comparable period in 2014.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of September 30, 2015, the interest rate was 3.84%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses and other income for the nine and three months ended September 30, 2015 and 2014.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015		2014	Change
Realized (losses) gains on sales of MBS	$(2)	$2,058	$(2,060)	$(2)		$(1,992)	$1,990
Unrealized (losses) gains on MBS	(911)	9,627	(10,538)	(713)		(1,639)	926
Total (losses) gains on MBS	(913)	11,685	(12,598)	(715)	-	(3,631)	2,916
(Losses) gains on interest rate futures	(2,000)	(3,065)	1,065	(991)		3,240	(4,231)
Gains on retained interests	2,739	2,643	96	201		196	5
Gain (loss) on payer swaption	-	(1,120)	1,120	-		166	(166)
Unrealized losses on Orchid Island Capital, Inc.	(3,730)	-	(3,730)	(1,924)		-	(1,924)
Orchid Island Capital, Inc. dividends	1,472	-	1,472	412		-	412
Mangement fees	2,929	-	2,929	1,061		-	1,061

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the nine and three months ended September 30, 2015, the Company received proceeds of $4.3 million from the sales of MBS.  For the nine and three months ended September 30, 2014, the Company received proceeds of $499.2 million and $64.6 million, respectively, from the sales of MBS.

The higher MBS trading activities in the nine and three months ended September 30, 2014 reflects the repositioning of our portfolio following Orchid’s capital raising activities.  The fair value adjustments on MBS for the nine months ended September 30, 2015 and 2014 were the result of changes in market conditions.  Losses on Eurodollar futures contracts reflect the declining forward LIBOR during the nine months ended September 30, 2015 and 2014. The table below presents historical interest rate data as of each quarter end during 2015 and 2014.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%
December 31, 2014	1.65%	2.17%	3.13%	3.86%	0.25%
September 30, 2014	1.78%	2.51%	3.31%	4.16%	0.23%
June 30, 2014	1.63%	2.52%	3.27%	4.16%	0.23%
March 31, 2014	1.73%	2.72%	3.36%	4.34%	0.23%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the nine and three months ended September 30, 2015, the Company recorded gains on retained interests of $2.7 million and $0.2 million, respectively, compared to gains of $2.6 million and $0.2 million, respectively, for the nine and three months ended September 30, 2014.

Operating Expenses

For the nine and three months ended September 30, 2015, the Company’s total operating expenses were approximately $7.4 million and $1.1 million, respectively, compared to approximately $5.8 million and $2.2 million for the nine and three months ended September 30, 2014, respectively.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2015 and 2014.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Compensation and benefits	$1,864	$2,124	$(260)	$600	$767	$(167)
Legal fees	845	936	(91)	132	312	(180)
Accounting, auditing and other professional fees	437	718	(281)	103	253	(150)
Directors’ fees and liability insurance	514	856	(342)	172	312	(140)
Direct REIT operating expenses	55	332	(277)	18	102	(84)
Settlement of litigation	3,500	-	3,500	-	-	-
Other G&A expenses	168	841	(673)	49	451	(402)
	$7,383	$5,807	$1,576	$1,074	$2,197	$(1,123)

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 10 to the consolidated financial statements.  In connection with the settlement, a loss of $3.5 million has been charged to operations for the nine months ended September 30, 2015.  Also, the year-over-year comparability of the data in the table above is affected by the inclusion of Orchid in the 2014 periods.  Expenses attributed to Orchid were approximately $1.8 million and $0.8 million for the nine and three months ended September 30, 2014, respectively.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2015, the Company’s MBS portfolio consisted of $123.1 million of agency or government MBS at fair value and had a weighted average coupon of 4.35%.  During the nine months ended September 30, 2015, the Company received principal repayments of $15.9 million compared to $56.4 million for the comparable period ended September 30, 2014.  The average prepayment speeds for the quarters ended September 30, 2015 and 2014 were 13.0% and 12.3%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2015	13.4	12.4	13.0
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5
December 31, 2014	4.3	15.0	8.1
September 30, 2014	7.9	18.5	12.3
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8

The following tables summarize certain characteristics of the Bimini Capital’s PT MBS and structured MBS as of September 30, 2015 and December 31, 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2015
Fixed Rate MBS	$117,762	95.7%	4.33%	326	1-Sep-45	NA	NA	NA
Hybrid Adjustable Rate MBS	120	0.1%	4.00%	316	20-Jan-42	18.03	9.00%	1.00%
Total PT MBS	117,882	95.8%	4.33%	326	1-Sep-45	NA	NA	NA
Interest-Only Securities	2,647	2.1%	3.13%	245	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,585	2.1%	6.33%	304	25-Apr-41	NA	6.52%	NA
Total Structured MBS	5,232	4.2%	4.71%	274	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$123,114	100.0%	4.35%	324	1-Sep-45	NA	NA	NA
December 31, 2014
Fixed Rate MBS	$112,174	95.2%	4.30%	327	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	442	0.4%	4.00%	325	20-Jan-42	27.03	9.00%	1.00%
Total PT MBS	112,616	95.6%	4.30%	327	1-Dec-44	NA	NA	NA
Interest-Only Securities	2,276	1.9%	3.11%	240	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,939	2.5%	6.35%	313	25-Apr-41	NA	0.80%	NA
Total Structured MBS	5,215	4.4%	4.94%	281	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$117,831	100.0%	4.33%	325	1-Dec-44	NA	NA	NA

($ in thousands)
	September 30, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$78,651	63.9%	$66,974	56.8%
Freddie Mac	43,459	35.3%	50,415	42.8%
Ginnie Mae	1,004	0.8%	442	0.4%
Total Portfolio	$123,114	100.0%	$117,831	100.0%

	September 30, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$108.19	$107.95
Weighted Average Structured Purchase Price	$6.07	$5.98
Weighted Average Pass-through Current Price	$108.66	$108.53
Weighted Average Structured Current Price	$8.89	$9.08
Effective Duration (1)	2.454	2.663

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.454 indicates that an interest rate increase of 1.0% would be expected to cause a 2.454% decrease in the value of the MBS in the Company’s investment portfolio at September 30, 2015.  An effective duration of 2.663 indicates that an interest rate increase of 1.0% would be expected to cause a 2.663% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the nine months ended September 30, 2015 and 2014.

($ in thousands)
	Nine Months Ended September 30,
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$25,410	$109.45	2.49%	$1,617,245	$107.85	3.01%
Structured MBS	987	8.18	10.23%	54,735	15.38	(1.13)%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2015, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	$120	$2	$(2)	$(4)	1.25%	(1.62)%	(3.43)%
Fixed Rate MBS	117,762	3,043	(5,371)	(12,033)	2.58%	(4.56)%	(10.22)%
Interest-Only MBS	2,647	(1,314)	1,051	1,567	(49.65)%	39.73%	59.23%
Inverse Interest-Only MBS	2,585	(281)	(57)	(449)	(10.88)%	(2.20)%	(17.37)%
Total MBS Portfolio	$123,114	$1,450	$(4,379)	$(10,919)	1.18%	(3.56)%	(8.87)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$616,000	$(1,023)	$1,540	$3,080	(0.67)%	1.01%	2.02%
Junior Subordinated Debt Hedges	286,000	(475)	715	1,430	(0.67)%	1.01%	2.02%
	$902,000	$(1,498)	$2,255	$4,510	(0.67)%	1.01%	2.02%

Gross Totals		$(48)	$(2,124)	$(6,409)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of September 30, 2015, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s MBS and cash and bear interest rates that are based on a spread to LIBOR.

As of September 30, 2015, the Company had obligations outstanding under the repurchase agreements of approximately $113.7 million with a net weighted average borrowing cost of 0.45%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 6 to 28 days, with a weighted average maturity of 15 days.  Securing the repurchase agreement obligation as of September 30, 2015 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $121.3 million and a weighted average maturity of 326 months.  Through November 6, 2015, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2015 with maturities through January 6, 2016.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2015 and 2014.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2015	$113,677	$107,442	$6,235	5.80%
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	106,294	108,129	(1,835)	(1.70)%
December 31, 2014	109,964	1,442,905	(1,332,941)	(92.38	)%(1)
September 30, 2014	1,339,196	1,096,611	242,585	22.12	%(2)
June 30, 2014	854,026	783,323	70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(3)

(1)	The lower ending balance relative to the average balance during the quarter ended December 31, 2014 reflects the deconsolidation of Orchid at December 31, 2014.
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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of September 30, 2015, the Company had cash and cash equivalents of $4.1 million.  We generated cash flows of $19.1 million from principal and interest payments on our MBS portfolio and $3.0 million from retained interests and had average repurchase agreements outstanding of $106.4 million during the nine months ended September 30, 2015.  In addition, during the nine months ended September 30, 2015, the Company received approximately $3.6 million in management fees and expense reimbursements as manager of Orchid and approximately $1.5 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 10 to the consolidated financial statements.  A loss of $3.5 million has been charged to operations for the nine months ended September 30, 2015.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the remaining payment obligations as they come due.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of September 30, 2015.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$113,677	$-	$-	$-	$113,677
Interest expense on repurchase agreements(1)	44	-	-	-	44
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,059	2,023	2,026	15,392	20,500
Litigation settlement	500	500	250	-	1,250
Totals	$115,280	$2,523	$2,276	$41,392	$161,471

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2015 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Tax Matters

As disclosed in Note 1 to the consolidated financial statements, Bimini Capital has elected to be taxed as a REIT under the Code.  Our qualification as a REIT depends upon our ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares.  Certain trends or events experienced during 2015 may have caused, or may cause, Bimini Capital to no longer qualify as a REIT under the Code.  In particular, additional offerings of common stock by Orchid in the first two quarters of 2015 have increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in May, 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and revenues generated by our MBS portfolio.  As a result, the value of our two TRSs (MortCo and Bimini Advisors) has increased in relation to the value of Bimini Capital’s assets.

The failure to qualify as a REIT would subject Bimini Capital to taxation as a regular “C” corporation, with the entity’s taxable income being subject to federal and state income tax at regular corporate rates, and dividends paid to stockholders would not be deductible by Bimini Capital in computing our taxable income.  However, as described above, Bimini Capital and MortCo each have NOL carryforwards that will be available to offset any 2015 or future taxable income.  As of December 31, 2014, federal NOL carryforwards for Bimini Capital and MortCo were approximately $17.3 million and $263.9 million, respectively.  Given Bimini Capital’s current ownership structure, the NOL carryforwards of each entity may generally be applied only to offset the taxable income of that entity.

If Bimini Capital fails to qualify as a REIT, management is considering the feasibility of certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards. These transactions, if completed, would not materially change the overall consolidated operations or assets of the Company.

It is not known if Bimini Capital will qualify as a REIT for the tax year 2015; management has sought the advice of outside advisors and valuation experts, but as of November 6, 2015, this analysis is not complete. Should the REIT status be unavailable for the tax year 2015, Bimini Capital will consider the feasibility of the transactions referred to above.  There can be no assurance that all or any of such transactions will be completed or that all or any portion of the various NOL carryforwards will be available to offset future taxable income.

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

Interest Rates

Volatility in global interest rates continued in the third quarter of 2015.  Intermediate and longer interest rates fell in the global bond markets as economic developments showed economic slowing on a global basis, absent certain sectors of the US economy. Spreads on treasuries of the same durations as Agency MBS incrementally widened further during the third quarter, putting downward pressure on book value for many mortgage REITs. Both U.S. Treasuries and Agency MBS yields ended the third quarter lower than the close of the second quarter of 2015.  The fall in rates was a result of the market’s realization that the European, emerging market and Chinese economies were not recovering as previously expected. In August 2015 the market was roiled when the value of the Chinese Yuan was unexpectedly allowed to fall in value against the U.S. Dollar by Chinese authorities. As a result of these and other events, expectations of the Federal Reserve raising interest rates were dramatically reduced.

We believe that the U.S. economy remains on a trajectory of slow, sustainable growth slightly above trend growth potential.  The Federal Reserve continues to guide capital markets to anticipate the possibility of an interest rate hike in December 2015, although the market places a low probability on this occurring. Frequent public announcements by various Federal Reserve officials seem to alternate between implying the Federal Reserve will raise rates this year or will wait until next year. The uncertainty of the Federal Reserve has undermined market confidence in their public announcements. Regardless of their public comments, the Federal Reserve continues to tie the start of interest rate increases to evidence of further improvement in the economy and a return of inflation towards their long term target of 2%, making data releases materially influential events. We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of U.S. rates, with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

Recent Regulatory Developments

In March 2015, housing and mortgage financial reform legislation, H.R. 1491, was proposed by congressmen John Delaney (D-MD), John Camey (D-DE) and James A. Himes (D CT), each of whom is a member of the House Financial Services Committee. The bill is called The Partnership to Strengthen Homeownership Act, and is similar to one introduced by the same congressmen in the last Congress (H.R. 5055), which never made it out of committee.   Under this proposed legislation, all government guaranteed single-family and multi-family mortgage backed securities will be supported by a minimum of 5% private sector capital, which will stand in a first loss position. The remaining 95% of the risk will be shared between Ginnie Mae and a private reinsurer on a pari passu basis. Fees paid to Ginnie Mae for providing these securities will be allocated to affordable housing programs.  Under the bill, Freddie Mac and Fannie Mae would be wound down over a five-year period, and their multifamily businesses will be spun out as separate entities. Ginnie Mae would be required to create and implement a workable multifamily guarantee that utilizes private sector pricing consistent with the single family model. The GSEs' current multifamily businesses would continue to function within the new multifamily housing market as purely private organizations with an explicit government guarantee provided by Ginnie Mae and a private sector reinsurer.

In May 2015, Senate Banking Committee Chairman Richard Shelby (R-AL) released a draft bill entitled The Regulatory Relief Bill of 2015 (the "Regulatory Relief Bill"). If enacted, this bill would increase the threshold for a financial institution to be deemed a Systemically Important Financial Institution ("SIFI") from $50 billion to $500 billion while giving the Financial Stability Oversight Council discretion to designate banks with greater than $50 billion in assets as SIFIs, give non-banks an opportunity to file a remedial plan addressing regulators' concerns before being designated as SIFIs, require an affirmative vote every five-years to renew the SIFI designation of non-banks, provide regulatory relief for community banks and broaden the Consumer Financial Protection Bureau Qualified Mortgage rule.  The draft bill was unable to win the support to bring it to a floor vote in the Senate.  In July 2015, Senator Shelby attached this bill to a Senate Appropriations Subcommittee mark-up of the Financial Services and General Government Appropriations Act for Fiscal Year 2016, which passed a subcommittee vote.

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

Summary

Over the past quarter the spread between short and long-term interest rates has increased, but has not positively affected our net interest margin as spreads between agency MBS and benchmark interest rates have widened. However, prepayment rates have declined to the benefit of our net interest margin. The market remains highly uncertain regarding when or by how much the Federal Reserve will increase interest rates or what the growth prospects are for the global economy. Economic data, as it is released, continues to have a significant impact in shaping market expectations.  These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At September 30, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements.

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

On May 15, 2015, Hildene and Bimini Capital reached an agreement to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million has been charged to operations for the nine months ended September 30, 2015.

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

In May 2015, Bimini Capital reached an agreement to settle a legal action as more fully described elsewhere in this document.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the payment obligations as they come due.  If the Company is unable to generate sufficient cash, it may be required to liquidate a portion of its MBS portfolio, which could have an adverse effect of the Company’s ability to generate interest income, its results of operations, and its financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2015, the Company issued 6,139 and 2,530 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereof.

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
10.1
Settlement Agreement and Release by and among Bimini Capital Management, Inc. Preferred Term Securities XX, Ltd., Hildene Capital Management, LLC and Hildene Opportunities Master Fund, Ltd. Dated May 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2015 Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 6, 2015	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 6, 2015	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)