Form 10-K
period 2015-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2016-03-22
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2015:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,803,025	$24,600,000	(a)
Class B Common Stock, $0.001 par value	20,760	$1,000	(b)
Class C Common Stock, $0.001 par value	31,938	$1,500	(b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2015.

(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 22, 2016	12,631,627
Class B Common Stock, $0.001 par value	March 22, 2016	31,938
Class C Common Stock, $0.001 par value	March 22, 2016	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10-K.

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy or interest rates;
•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
•	the effect of increased prepayment rates on the value of our assets;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government;

•	our ability to make distributions to our stockholders in the future;
•	mortgage loan modification programs and future legislative action;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to quantify risk based on historical experience;
•
the termination of our status as a Real Estate Investment Trust for federal income tax purposes effective January 1, 2015 and our ability to use net operating loss (“NOLs”)carryforwards to reduce our taxable income;

•
our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs to offset future taxable income, including whether our recently adopted shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	market trends;
•	expected capital expenditures; and
•	the impact of technology on our operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Year 2015 Significant Events

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”), has historically been organized, operated and taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As of December 31, 2014, our corporate structure included two taxable REIT subsidiaries (“TRS”), and until its deconsolidation on December 31, 2014, a separately taxed REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”).

Certain trends and events experienced during 2015 have caused Bimini Capital to no longer meet the Code’s rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and the amount of revenues generated by our mortgage-backed securities portfolio.  Consequently, the value of our two TRSs has increased in relation to the value of Bimini Capital’s assets to a level that exceeds the limits permitted for a REIT under the Code.

The failure to qualify as a REIT subjects Bimini Capital’s taxable income to federal and state corporate income taxes at regular corporate rates.  However, Bimini Capital and its subsidiaries have NOL carryforwards that we believe will be available to offset taxable income, if any, in 2015 and in future periods.  Management is implementing certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards.

In addition, the termination of our REIT status eliminates the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related investments, we will have greater flexibility to invest in other types of assets as part of our principal investing activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth.

Overview

Bimini Capital is a specialty finance company that primarily invests in mortgage-backed securities (“MBS”).  The principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS and (ii) structured Agency MBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only (“POs”), among other types of structured Agency MBS. Bimini Capital’s website is located at http://www.biminicapital.com.  Information on our website is not part of this Annual Report on Form 10-K.

Beginning in 2013, and as further described below, the Company, through its wholly-owned subsidiary, also began to serve as the external manager of Orchid, and from this arrangement the Company receives management fees and expense reimbursements.  In addition, the Company receives dividends from its investment in Orchid common shares.  The Company is self-managed and self-advised.

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, and until December 31, 2014, Orchid continued to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of both Bimini Capital and Orchid through December 31, 2014. References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc., and its wholly-owned subsidiary, Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC and its consolidated subsidiaries (collectively, “MortCo”).

Consolidation

The consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo. The accounts of Orchid are included in the consolidated statements of operations, equity and cash flows until December 31, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), requires the consolidation of a VIE by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE, an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures for entities that have variable interests in VIEs.

From the effective date of Orchid’s IPO and until December 31, 2014, management concluded pursuant to ASC 810 that Orchid was a VIE. As a result, subsequent to Orchid’s IPO and until December 31, 2014, the Company consolidated Orchid in its financial statements.  The results of operations of Orchid are included in the Company’s 2014 consolidated statements of operations and cash flows, however, net income attributable to Bimini Capital stockholders did not include the portion of net income attributable to noncontrolling interests.

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency MBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency MBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency MBS may experience reduced spreads over our funding costs if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension” risk.

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as “final maturity dates”) have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, London Interbank Offered Rate (“LIBOR”) and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

•
POs. POs represent the stream of principal payments on a pool of mortgages. Holders of POs have no claim to any interest payments, although the ultimate amount of principal to be received over time is known, equaling the principal balance of the underlying pool of mortgages. The timing of the receipt of the principal payments is not known. The value of POs depends primarily on two factors, which are prepayments and interest rates. Prepayments on the underlying pool of mortgages accelerate the stream of principal repayments, making POs highly sensitive to the rate at which the mortgages in the pool are prepaid. POs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future principal payments on a pool of mortgages. Further, an increase in interest rates has a tendency to reduce prepayments, which decelerates, or pushes further out in time, the ultimate receipt of the principal payments. The opposite is true when interest rates decline.

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

•	investing in Agency MBS in order to minimize credit risk;
•	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

We allocate our capital between two sub-portfolios. The pass-through Agency MBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency MBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency MBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency MBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency MBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

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

Interest Rate Risk Management

We believe that the risk of adverse interest rate movements represents the most significant risk to the value of our portfolio. This risk arises because (i) the interest rate indices used to calculate the interest rates on the mortgages underlying our assets may be different from the interest rate indices used to calculate the interest rates on the related borrowings, and (ii) interest rate movements affecting our borrowings may not be reasonably correlated with interest rate movements affecting our assets. We attempt to mitigate our interest rate risk by using the techniques described below:

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

Agency MBS Backed by Hybrid ARMs. During the fixed-rate period of our Agency MBS backed by hybrid ARMs, the security is similar to Agency MBS backed by fixed-rate mortgages. During this period, we may employ the same hedging strategy that we employ for our Agency MBS backed by fixed-rate mortgages. Once our Agency MBS backed by hybrid ARMs convert to floating rate securities, we may employ the same hedging strategy as we employ for our Agency MBS backed by ARMs.

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the value of our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”), but may enter into other transactions in the future.

Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. We may enter into swaption agreements that provide us the option to enter into a pay fixed rate interest rate swap ("payer swaption"),  or swaption agreements that provide us the option to enter into a receive fixed interest rate swap ("receiver swaptions").

Additionally, our structured Agency MBS generally exhibit sensitivities to movements in interest rates different than our pass-through Agency MBS. To the extent they do so, our structured Agency MBS may protect us against declines in the market value of our combined portfolio that result from adverse interest rate movements, although we cannot assure you that this will be the case.

We may purchase a portion of our Agency RMBS through forward settling transactions, including “to-be-announced” (“TBA”) securities transactions.  We account for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if we cannot assert that it is probable at the inception of the TBA transaction, and throughout its term, that we will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. However, we have not entered into these TBA securities transactions as a hedge of our interest rate risk.

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

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders’ margin calls by maintaining cash balances or unencumbered assets well in excess of anticipated margin calls; and making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

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

Management of Orchid

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors and its MBS investment team pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid’s board of directors, of which a majority of the members are independent, and is only permitted to perform such functions delegated by Orchid’s Board.  Bimini Advisors’ authority to act on behalf of Orchid is at all times limited by the oversight of the Orchid board of directors and has only such functions and authority as delegated to it.

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

Tax Status

As a REIT from inception through December 31, 2014, Bimini Capital was not subject to corporate income tax to the extent we currently distributed our taxable income to our shareholders, and complied with other Code requirements for REITs. However, Bimini Capital’s subsidiaries, which were TRSs through December 31, 2014, were subject to corporate income tax on their income. Bimini Capital and its subsidiaries have NOL carryforwards that, subject to various expiration dates, are available to offset any 2015 or future taxable income.  See Note 13, Income Taxes.

Bimini Capital’s status as a REIT terminated effective as of January 1, 2015. The failure to qualify as a REIT subjects Bimini Capital’s taxable income to federal and state corporate income taxes at regular corporate rates.  However, we believe the NOL carryforwards of Bimini Capital and its subsidiaries will be available to offset taxable income, if any, in 2015 and in future periods.  Because the REIT-based ownership restrictions in Bimini Capital’s articles of incorporation no longer apply, Bimini Capital may be more likely to experience an “ownership change” under Code Sections 382 and 383, which could severely limit its ability to utilize the remaining NOL carry-forwards against future taxable income. Management is implementing certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards. Also, Bimini Capital is prohibited from again electing to be taxed as a REIT until 2020.

In addition, the loss of Bimini Capital’s REIT status eliminates the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide the Company with more flexibility in executing its business strategy. Specifically, because Bimini Capital is no longer required to derive a significant portion of its income from mortgage or other real estate related investments, the Company will have greater flexibility to invest in other types of assets as part of its investing strategy, subject to maintaining compliance with its exclusion from regulation as an investment company under the Investment Company Act. In addition, because Bimini Capital will no longer be subject to the REIT distribution requirement, the Company will have greater flexibility to retain earnings to fund future growth.

Investment Company Act Exemption

We operate our business so that we are exempt from registration under the Investment Company Act. We rely on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, which applies to companies in the business of purchasing or otherwise acquiring mortgages and other liens on, and interests in, real estate. In order to rely on the exemption provided by Section 3(c)(5)(C), we must maintain at least 55% of our assets in qualifying real estate assets. For the purposes of this test, structured Agency MBS are non-qualifying real estate assets. We monitor our portfolio periodically and prior to each investment to confirm that we continue to qualify for the exemption. To qualify for the exemption, we make investments so that at least 55% of the assets we own consist of qualifying mortgages and other liens on and interests in real estate, which we refer to as qualifying real estate assets, and so that at least 80% of the assets we own consist of real estate-related assets, including our qualifying real estate assets.

We treat whole-pool pass-through Agency MBS as qualifying real estate assets based on no-action letters issued by the staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. We manage our pass-through Agency MBS portfolio such that we have sufficient whole-pool pass-through Agency MBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency MBS will constitute qualifying real estate assets but will constitute real estate-related assets for purposes of the Investment Company Act.

Employees

As of December 31, 2015, we had 7 full-time employees.

Competition

Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs.  When we invest in Agency MBS and other investment assets, we compete with a variety of institutional investors, including mortgage REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets, the Federal Reserve Bank and other governmental entities or government sponsored entities. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

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

ITEM 1A.  RISK FACTORS.

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and related notes thereto, before making an investment decision regarding our common stock. Our business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the market price of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this annual report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to Our Business

Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses and materially adversely affect our ability to pay distributions to our stockholders.

Under a normal yield curve, an investment in Agency MBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. While Fannie Mae, Freddie Mac or Ginnie Mae guarantees of the principal and interest payments related to the Agency MBS we own, these guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and negatively affect our ability to pay distributions to our stockholders.

Significant increases in both long-term and short-term interest rates poses a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy since the end of the third round of quantitative easing (“QE3”), and the Federal Reserve’s recent increase in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency MBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency MBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency MBS or Agency MBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income and pay dividends, our business, financial condition and results of operations and our ability to pay distributions to our stockholders may be materially adversely affected.

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

We rely on our Agency MBS as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all or maintain our compliance with terms of any financing arrangements already in place. Additionally, we have elected to account for our investment in MBS under the fair value option and, therefore, such investment will be reported on our consolidated financial statements at fair value with unrealized gains or losses included in earnings. If market conditions result in a decline in the value of our Agency MBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

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

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, revoke the charters of Fannie Mae and Freddie Mac, which could materially adversely affect us if these proposed laws were enacted. We cannot predict the impact, if any, on our earnings or cash available for distribution to our stockholders of the Federal Housing Finance Agency’s (the “FHFA”) proposed revisions to Fannie Mae’s, Freddie Mac’s and Ginnie Mae’s existing infrastructures to align the standards and practices of the three entities.

While the two bills that have been introduced are distinguishable in many respects, they have some notable commonalities. Both bills call for the revocation of the charters of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed mortgage back securities. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

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

On May 13, 2014, the FHFA released its updated whitepaper titled 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth three goals for the next phase of the Fannie Mae and Freddie Mac conservatorships. These three goals are to (i) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages, (ii) reduce taxpayer risk through increasing the role of private capital in the mortgage market, and (iii) build a new single-family securitization infrastructure for use by Fannie Mae and Freddie Mac and adaptable for use by other participants in the secondary market in the future. The FHFA refers to such an infrastructure as a common securitization platform, or CSP.

In September 2015, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. The update includes details on the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In addition, the update looks ahead to the anticipated announcement in 2016 of an implementation date for the initial software release that will allow use of the CSP by Freddie Mac, followed by the second software release that will enable both Freddie Mac and Fannie Mae to use the CSP to issue single mortgage-backed securities.

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

The FHFA recognizes that there are a number of impediments to their goals which may or may not be surmountable, such as the absence of any significant secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae, and that their proposals are in the formative stages. As a result, it is unclear if the proposals will be enacted. If such proposals are enacted, it is unclear how closely what is enacted will resemble the proposals from the FHFA or what the effects of the enactment will be in terms of our net asset value, earnings or cash available for distribution to our stockholders.

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

Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our PT Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example, our repurchase agreement borrowings are secured by our PT Agency MBS and may be secured by a portion of our structured Agency MBS under repurchase agreements. A decline in the market value of the PT Agency MBS or structured Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

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

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs. In acquiring Agency MBS, we compete with a variety of institutional investors, including mortgage REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency MBS, the Federal Reserve, other governmental entities and government-sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Additionally, many of our competitors are required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency MBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency MBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider the Company or its operations to be a commodity pool as to which CPO registration or compliance is required.

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

Our Rights Plan could inhibit a change in our control that would otherwise be favorable to our stockholders.

In December 2015, our Board of Directors adopted a Rights Agreement (the “Rights Plan”) in an effort to protect against a possible limitation on our ability to use our net operating losses “(NOLs”) and net capital losses (“NCLs”) by discouraging investors from aggregating ownership of our Class A Common Stock and triggering an “ownership change” for purposes of Sections 382 and 383 of the Code.  Under the terms of the Rights Plan, in general, if a person or group acquires ownership of 4.9% or more of the outstanding shares of our Class A Common Stock without the consent of our Board of Directors (an “Acquiring Person”), all of our other stockholders will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the Acquiring Person.  As a result, the Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction.  In addition, because our Board of Directors may consent to certain transactions, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful.  There can be no assurance that the Rights Plan will prevent an “ownership change” within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

Certain provisions of applicable law and our charter and bylaws may restrict business combination opportunities that would otherwise be favorable to our stockholders.

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

U.S. Federal Income Tax Risks

An investment in our common stock has various income tax risks.

This summary of certain tax risks is limited to the tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the federal and state tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. Management strongly urges shareholders to seek advice based on their particular circumstances from an independent tax advisor concerning the effects of federal, state and local income tax law on an investment in our common stock.

Our ability to use net operating loss carryovers and net capital loss carryovers to reduce our taxable income may be limited.

We must have taxable income or net capital gains to benefit from these net operating loss and net capital loss carryovers, as well as certain other tax attributes. Although we believe that a significant portion of our NOLs will be available to use to offset the future taxable income of Bimini Capital and MortCo, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an “ownership change.” Generally, an “ownership change” occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs and NCLs to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

Based on our knowledge of our stock ownership, we do not believe that an ownership change has occurred since our losses were generated. Accordingly, we believe that at the current time there is no annual limitation imposed on our use of our NOLs and NCLs to reduce future taxable income. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. We adopted the Rights Plan described above in order to discourage or prevent an ownership change.  However, there can be no assurance that the Rights Plan will prevent an ownership change. In addition, we have not obtained, and currently do not plan to obtain, a ruling from the Internal Revenue Service, or IRS, regarding our conclusion as to whether our losses are subject to any such limitations. Furthermore, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

Preserving the ability to use our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Limitations imposed by Sections 382 and 383 of the Internal Revenue Code may discourage us from, among other things, redeeming our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Failure to qualify as a REIT in prior years could subject us to federal income tax consequences.

Prior to our 2015 tax year, we operated in a manner that was intended to cause us to qualify as a REIT for federal income tax purposes. However, the tax laws governing REITs are extremely complex, and interpretations of the tax laws governing qualification as a REIT are limited. Qualifying as a REIT required us to meet numerous income and other tests. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of changes in our circumstances, no assurance can be given that we qualified for any particular year.

If we failed to qualify as a REIT prior to our 2015 tax year and we do not qualify for certain statutory relief provisions, we would have to pay federal income tax on our taxable income, if any, for the year of the failure and for the following four years.

If we make distributions in excess of our current and accumulated earnings and profits, those distributions will be treated as a return of capital, which will reduce the adjusted basis of your stock, and to the extent such distributions exceed your adjusted basis, you may recognize a capital gain.

Unless you are a tax-exempt entity, distributions that we make to you generally will be subject to tax as ordinary income to the extent of our current and accumulated earnings and profits as determined for federal income tax purposes. If the amount we distribute to you exceeds your allocable share of our current and accumulated earnings and profits, the excess will be treated as a return of capital to the extent of your adjusted basis in your stock. This will reduce your basis in your stock but will not be subject to tax. If the amount we distribute to you exceeds both your allocable share of our current and accumulated earnings and profits and your adjusted basis, this amount will be treated as a gain from the sale or exchange of a capital asset.

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

Excess inclusion income could result if Bimini Capital holds a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also could be generated if Bimini Capital were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments received on its mortgage-related securities securing those debt obligations (i.e., if Bimini Capital were to own an interest in a taxable mortgage pool). Bimini Capital does not expect to acquire significant amounts of residual interests in REMICs, other than interests already owned by its subsidiary, which is treated as a separate taxable entity for these purposes. Bimini Capital intends to structure borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. Bimini Capital does, however, expect to enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgaged securities if Bimini Capital should default on its obligations.

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

Orchid may elect not to renew the management agreement, even without cause. The initial term of our management agreement was automatically renewed in accordance with the terms of the agreement on February 20, 2016.  Upon the expiration of any automatic renewal term, with the consent of the majority of their independent directors, and upon providing 180-days’ prior written notice, Orchid may elect not to renew the management agreement. If Orchid elects to not renew the agreement because of a decision by its Board of Directors that the management fee is unfair, Bimini Advisors will have the right to renegotiate a mutually agreeable management fee. If Orchid elects to not renew the management agreement without cause, it is required to pay Bimini Advisors a termination fee equal to three times the average annual management fee incurred during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. While these provisions may increase the effective cost of electing to not renew the management agreement, the fee may be insufficient to recoup the costs Bimini Capital incurred in bringing Orchid to market and completing its initial public offering.

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

Since November 5, 2007, our Class A Common Stock has traded on the OTC bulletin board under the symbol “BMNM”.  We may apply to list our Class A Common Stock on a national securities market in the future; however, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.   Accordingly, no assurance can be given as to:

• the likelihood that an actual market for our common stock will develop, or be continued once developed;
• the liquidity of any such market;
• the ability of any holder to sell shares of our common stock; or
• the prices that may be obtained for our common stock.

We have not made distributions to our stockholders since 2011.

Our Board of Directors have no authorized the payment of any cash dividends to our stockholders since 2011.  All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition and such other factors as our Board of Directors may deem relevant from time to time. As a result of the termination of our REIT status effective as of January 1, 2015, we may retain any available funds and future earnings to fund the development and growth of our business. We cannot assure you that we will have the ability to make distributions to our stockholders in the future, or if the ability to make distributions exists, that any will be made.

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

On May 15, 2015, Hildene and Bimini Capital agreed to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million was accrued at March 31, 2015 and has been charged to operations for the year ended December 31, 2015.  At December 31, 2015, $1.25 million of the settlement remains unpaid in accordance with the terms of the agreement.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM.OB”.  As of February 18, 2016, we had 12,631,627 shares of Class A Common Stock issued and outstanding, which were held by 400 shareholders of record and 1,672 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

The following table is a summary of historical prices of our Class A Common Stock.

	High	Low	Close	Dividends Declared
2015
First quarter	$1.90	$1.48	$1.75	$-
Second quarter	2.98	1.51	2.80	-
Third quarter	2.94	1.21	1.33	-
Fourth quarter	1.45	0.66	0.80	-
2014				.
First quarter	$0.75	$0.25	$0.56	$-
Second quarter	0.92	0.45	0.83	-
Third quarter	1.86	0.79	1.45	-
Fourth quarter	1.90	1.32	1.90	-

As of December 31, 2015, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio and the application of available net operating loss carryforwards. We have not made a distribution to stockholders since 2011, and we cannot assure you of our ability to make distributions to our stockholders in the future. Any distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of factors deemed relevant by our directors, which may include:

•	actual results of operations;
•	our financial condition;
•	our level of retained cash flows;
•	our capital requirements;
•	any debt service requirements;
•	our taxable income;
•	the availability of tax net operating loss carryforwards;
•	applicable provisions of Maryland law; and
•	other factors that our Board of Directors may deem relevant.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “Plan”).  The Plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares, subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2015 concerning shares of our common stock authorized for issuance under the Plan.

Number of securities
remaining available for
	Total number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
by security holders	77,500	-	2,872,500	(2)
Equity compensation plans not approved
by security holders(1)	-	-	-
Total	77,500	-	2,872,500

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, the Company issued 33,928 and 14,975 shares of Class A Common Stock to Robert J. Dwyer and Frank E. Jaumot, respectively, in consideration for their service on the Company’s Board of Directors and on certain committees of the Board of Directors.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the three months ended December 31, 2015.

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

Year 2015 Significant Events

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”), has historically been organized, operated and taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and as of December 31, 2014, our corporate structure included two taxable REIT subsidiaries (“TRS”), and until its deconsolidation on December 31, 2014, a separately taxed REIT subsidiary, Orchid Island Capital, Inc. (“Orchid”).

Certain trends and events experienced during 2015 have caused Bimini Capital to no longer meet the Code’s rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and the amount of revenues generated by our mortgage-backed securities portfolio.  Consequently, the value of our two TRSs has increased in relation to the value of Bimini Capital’s assets to a level that exceeds the limits permitted for a REIT under the Code.

The failure to qualify as a REIT subjects Bimini Capital’s taxable income to federal and state corporate income taxes at regular corporate rates.  However, Bimini Capital and its subsidiaries have NOL carryforwards that we believe will be available to offset taxable income, if any, in 2015 and in future periods.  Management is implementing certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards.

In addition, the termination of our REIT status eliminates the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related investments, we will have greater flexibility to invest in other types of assets as part of our principal investing activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth.

Overview

Bimini Capital was formed in September 2003 to invest primarily in residential mortgage-backed securities (“MBS”) issued and guaranteed by a federally chartered corporation or agency (“Agency MBS”).  Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS (“PT MBS”) and (ii) structured Agency MBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency MBS.    Beginning in 2013, and as further described below, the Company, through its wholly-owned subsidiary, also began to be an external manager of the portfolio of Orchid, and from this arrangement the Company receives management fees and expense reimbursements.  In addition, the Company receives dividends from its investment in Orchid common shares.  The Company treats its junior subordinated notes as an equity capital equivalent. The Company is self-managed and self-advised.

As used in this document, references to “Bimini Capital,” the parent company, and to or the general management of Bimini Capital’s portfolio of MBS refer to Bimini Capital Management, Inc. Orchid completed an initial public offering ("IPO") of its common stock effective February 20, 2013.  After that date, and until December 31, 2014, Orchid continued to be consolidated as a variable interest entity (“VIE”) as described below.  As used in this document, discussions related to REIT qualifying activities include the MBS portfolios of both Bimini Capital and Orchid through December 31, 2014. References to Bimini Capital’s taxable REIT subsidiaries or non-REIT eligible assets refer to Bimini Advisors, Inc., and its wholly-owned subsidiary, Bimini Advisors, LLC (together as “Bimini Advisors”) and to MortCo TRS, LLC and its consolidated subsidiaries (collectively, “MortCo”).

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the Federal Reserve and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments; and
•	the requirements to qualify for a registration exemption under the Investment Company Act.
•
the termination of our status as a REIT for federal income tax purposes effective as of January 1, 2015 and our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income.

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

The discussion and tables set forth below also present information as of certain dates and for certain periods of time in which Orchid was not consolidated as a VIE.  Unless stated otherwise, balance sheet data as of December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, statement of operations data for the year ended December 31, 2015, and the statement of cash flows for the year ended December 31, 2015 do not reflect the consolidation of Orchid as a VIE.

Certain discussion and tables below provide period-to-period comparisons in which Orchid was consolidated on the first date or period and deconsolidated on the second date or period.  The changes reflected in those period-to-period comparisons are due in large part to the consolidation (or deconsolidation) of Orchid.

Dividends To Stockholders

Prior to January 1, 2015, in order to maintain its qualification as a REIT, Bimini Capital was required (among other provisions in the Code) to annually distribute dividends to its stockholders in an amount at least equal to, generally, 90% of Bimini Capital’s REIT taxable income. REIT taxable income is a term that describes Bimini Capital’s operating results calculated in accordance with rules and regulations promulgated pursuant to the Code.  Effective January 1, 2015, with the termination of Bimini Capital’s REIT status, any dividends that may be paid to stockholders are no longer deductible by Bimini Capital in computing taxable income.

During the years ended December 31, 2015 and 2014, Bimini Capital made no dividend declarations.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, availability of net operating losses and other factors that may be deemed relevant.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Net Income Summary

Consolidated net income for the year ended December 31, 2015 was $59.2 million, or $4.77 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $7.7 million, or $0.63 basic and diluted income per share of Class A Common Stock, for the year ended December 31, 2014.   The increase in net income was due primarily to the reversal of a valuation allowance on deferred tax assets in connection with the termination of Bimini Capital’s REIT status. The comparability of the results of operations for 2015 and 2014 are affected by the inclusion of the activities of Orchid for the year ended December 31, 2015 prior to the deconsolidation date.

The components of net income for the years ended December 31, 2015 and 2014, along with the changes in those components are presented in the table below:

(in thousands)
	2015	2014	Change
Net portfolio interest income	$3,887	$31,157	$(27,270)
Interest expense on junior subordinated notes	(998)	(985)	(13)
(Losses) gains on MBS and derivative instruments	(3,400)	1,160	(4,560)
Net portfolio (deficiency) income	(511)	31,332	(31,843)
Other income	6,947	3,882	3,065
Expenses	(9,655)	(7,220)	(2,435)
(Loss) income before income tax benefit	(3,219)	27,994	(31,213)
Income tax benefit	(62,450)	(1,877)	(60,573)
Net income	59,231	29,871	29,360
Less: Income attributable to noncontrolling interests	-	22,126	(22,126)
Net income attributable to Bimini Capital Management, Inc.	$59,231	$7,745	$51,486

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically interest rate futures contracts, such as Eurodollar and Treasury Note (“T-Note”) futures contracts, and interest rate swaptions, to hedge a portion of the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each interest rate futures contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate. We currently have Eurodollar futures contracts in place.  We previously entered into interest rate swaptions agreements through Orchid that gave us the option to enter into swaps covering future periods.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of December 31, 2015, the Company has Eurodollar futures contracts in place through 2018.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2015 and 2014 and for each quarter during 2015 and 2014.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
December 31, 2015	$426	$197	$623
September 30, 2015	(676)	(315)	(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)
December 31, 2014	(9,719)	(287)	(10,006)
September 30, 2014	3,257	149	3,406
June 30, 2014	(5,757)	(117)	(5,874)
March 31, 2014	(1,693)	(24)	(1,717)
Bimini Capital Only
December 31, 2015	$426	$197	$623
September 30, 2015	(676)	(315)	(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)
December 31, 2014	(158)	(287)	(445)
September 30, 2014	200	149	349
June 30, 2014	(29)	(117)	(146)
March 31, 2014	-	(24)	(24)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
Consolidated
December 31, 2015	$(930)	$(447)	$(1,377)
December 31, 2014	(13,912)	(279)	(14,191)
Bimini Capital Only
December 31, 2015	$(930)	$(447)	$(1,377)
December 31, 2014	13	(279)	(266)

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
December 31, 2015	$(31)	$(80)	$(111)
September 30, 2015	(20)	(74)	(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)
December 31, 2014	(145)	(136)	(281)
September 30, 2014	(24)	(141)	(165)
June 30, 2014	(3)	(127)	(130)
March 31, 2014	(136)	(109)	(245)
Bimini Capital Only
December 31, 2015	$(31)	$(80)	$(111)
September 30, 2015	(20)	(74)	(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)
December 31, 2014	-	(136)	(136)
September 30, 2014	-	(141)	(141)
June 30, 2014	-	(127)	(127)
March 31, 2014	(106)	(109)	(215)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
Consolidated
December 31, 2015	$(61)	$(272)	$(333)
December 31, 2014	(308)	(513)	(821)
Bimini Capital Only
December 31, 2015	$(61)	$(272)	$(333)
December 31, 2014	(106)	(513)	(619)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
December 31, 2015	$457	$277	$734
September 30, 2015	(656)	(241)	(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)
December 31, 2014	(9,574)	(151)	(9,725)
September 30, 2014	3,281	290	3,571
June 30, 2014	(5,754)	10	(5,744)
March 31, 2014	(1,557)	85	(1,472)
Bimini Capital Only
December 31, 2015	$457	$277	$734
September 30, 2015	(656)	(241)	(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)
December 31, 2014	(158)	(151)	(309)
September 30, 2014	199	290	489
June 30, 2014	(29)	10	(19)
March 31, 2014	106	85	191

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
Consolidated
December 31, 2015	$(869)	$(175)	$(1,044)
December 31, 2014	(13,604)	234	(13,370)
Bimini Capital Only
December 31, 2015	$(869)	$(175)	$(1,044)
December 31, 2014	118	234	352

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains
			(Losses) on
			Derivative
			Instruments		Net Portfolio
			Attributed		Interest Income
	Interest	GAAP	to Current	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Period(1)	Basis(2)	Basis	Basis
Consolidated
December 31, 2015	$1,035	$120	$(31)	$151	$915	$884
September 30, 2015	996	107	(20)	127	889	869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106
December 31, 2014	13,168	1,213	(145)	1,358	11,955	11,810
September 30, 2014	10,035	886	(24)	910	9,149	9,125
June 30, 2014	7,119	728	(3)	731	6,391	6,388
March 31, 2014	4,116	454	(136)	590	3,662	3,526
Bimini Capital Only
December 31, 2015	$1,035	$120	$(31)	$151	$915	$884
September 30, 2015	996	107	(20)	127	889	869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106
December 31, 2014	1,022	87	-	87	935	935
September 30, 2014	749	67	-	67	682	682
June 30, 2014	530	52	-	52	478	478
March 31, 2014	333	43	(106)	149	290	184

(in thousands)
		Interest Expense on Repurchase Agreements
			Gains
			(Losses) on
			Derivative
			Instruments		Net Portfolio
			Attributed		Interest Income
	Interest	GAAP	to Current	Economic	GAAP	Economic
Years Ended	Income	Basis	Period(1)	Basis(2)	Basis	Basis
Consolidated
December 31, 2015	$4,312	$425	$(61)	$486	$3,887	$3,826
December 31, 2014	34,438	3,281	(308)	3,589	31,157	30,849
Bimini Capital Only
December 31, 2015	$4,312	$425	$(61)	$486	$3,887	$3,826
December 31, 2014	2,634	249	(106)	355	2,385	2,279

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis
Consolidated
December 31, 2015	$915	$884	$255	$(80)	$335	$660	$549
September 30, 2015	889	869	252	(74)	326	637	543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809
December 31, 2014	11,955	11,810	248	(136)	384	11,707	11,426
September 30, 2014	9,150	9,126	248	(141)	389	8,902	8,737
June 30, 2014	6,391	6,388	245	(127)	372	6,146	6,016
March 31, 2014	3,662	3,526	243	(109)	352	3,419	3,174
Bimini Capital Only
December 31, 2015	$915	$884	$255	$(80)	$335	$660	$549
September 30, 2015	889	869	252	(74)	326	637	543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809
December 31, 2014	935	935	248	(136)	384	687	551
September 30, 2014	682	682	248	(141)	389	434	293
June 30, 2014	478	478	245	(127)	372	233	106
March 31, 2014	290	184	243	(109)	352	47	(168)

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Years Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis
Consolidated
December 31, 2015	$3,887	$3,826	$998	$(272)	$1,270	$2,889	$2,556
December 31, 2014	31,158	30,850	984	(513)	1,497	30,174	29,353
Bimini Capital Only
December 31, 2015	$3,887	$3,826	$998	$(272)	$1,270	$2,889	$2,556
December 31, 2014	2,385	2,279	984	(513)	1,497	1,401	782

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the year ended December 31, 2015, the Company generated $3.9 million of net portfolio interest income, consisting of $4.3 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.  For the year ended December 31, 2014, the Company generated $31.2 million of net portfolio interest income, consisting of $34.4 million of interest income from MBS assets offset by $3.3 million of interest expense on repurchase liabilities.  The $30.1 million decrease in interest income and $2.9 million decrease in interest expense for the year ended December 31, 2015 primarily reflects the deconsolidation of Orchid’s assets and liabilities from the balance sheet beginning December 31, 2014 and the effect this had on the Company’s consolidated statement of operations.

The Company’s economic interest expense on repurchase liabilities for the years ended December 31, 2015 and 2014 was $0.5 million and $3.6 million, respectively, resulting in $3.8 million and $30.8 million of economic net portfolio interest income, respectively.

The discussion above and in the following sections related to the Company’s net portfolio income during the year ended December 31, 2014 includes the activities of Orchid as a VIE.  Orchid’s activities are not included for the year December 31, 2015.  During the year ended December 31, 2015, Bimini Capital generated $3.9 million of net portfolio interest income, consisting of $4.3 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.  For the comparable period ended December 31, 2014, Bimini Capital generated $2.4 million of net portfolio interest income, consisting of $2.6 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

Bimini’s economic interest expense on repurchase liabilities for the years ended December 31, 2015 and 2014 was $0.5 million and $0.4 million, respectively, resulting in $3.8 million and $2.3 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2015 and 2014 and for the years ended December 31, 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
December 31, 2015	$103,551	$1,035	4.00%	$95,456	$119	$151	0.50%	0.63%
September 30, 2015	115,437	996	3.45%	107,442	108	127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%
December 31, 2014	1,466,048	13,168	3.59%	1,442,905	1,213	1,358	0.34%	0.38%
September 30, 2014	1,108,367	10,035	3.62%	1,096,611	886	910	0.32%	0.33%
June 30, 2014	882,591	7,119	3.23%	783,323	728	731	0.37%	0.37%
March 31, 2014	601,441	4,116	2.74%	533,008	454	590	0.34%	0.44%
Bimini Capital Only
December 31, 2015	$103,551	$1,035	4.00%	$95,456	$119	$151	0.50%	0.63%
September 30, 2015	115,437	996	3.45%	107,442	108	127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%
December 31, 2014	103,696	1,022	3.94%	96,591	87	86	0.36%	0.36%
September 30, 2014	82,599	749	3.63%	76,772	67	67	0.35%	0.35%
June 30, 2014	70,710	530	3.00%	65,849	53	53	0.32%	0.32%
March 31, 2014	51,951	333	2.57%	48,106	43	149	0.36%	1.24%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
December 31, 2015	$111,843	$4,312	3.86%	$103,694	$425	$486	0.41%	0.47%
December 31, 2014	1,014,612	34,438	3.39%	963,962	3,281	3,589	0.34%	0.37%
Bimini Capital Only
December 31, 2015	$111,843	$4,312	3.86%	$103,694	$425	$486	0.41%	0.47%
December 31, 2014	77,239	2,634	3.41%	71,830	250	355	0.35%	0.49%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
December 31, 2015	$915	$884	3.50%	3.37%
September 30, 2015	889	869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%
December 31, 2014	11,955	11,810	3.25%	3.21%
September 30, 2014	9,150	9,126	3.30%	3.29%
June 30, 2014	6,391	6,388	2.86%	2.86%
March 31, 2014	3,662	3,526	2.40%	2.30%
Bimini Capital Only
December 31, 2015	$915	$884	3.50%	3.37%
September 30, 2015	889	869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%
December 31, 2014	935	935	3.58%	3.58%
September 30, 2014	682	682	3.28%	3.28%
June 30, 2014	478	478	2.68%	2.68%
March 31, 2014	290	184	2.21%	1.33%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Years Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
December 31, 2015	$3,887	$3,826	3.45%	3.39%
December 31, 2014	31,158	30,850	3.05%	3.02%
Bimini Capital Only
December 31, 2015	$3,887	$3,826	3.45%	3.39%
December 31, 2014	2,385	2,279	3.06%	2.92%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 50-52 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances. The ending balances at December 31, 2014 used for calculating averages include the portfolio/repurchase agreement balances of Orchid Island Capital, Inc.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on pages 51-52 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $4.3 million for the year ended December 31, 2015 and $34.4 million for year ended December 31, 2014. Average MBS holdings were $111.8 million and $1,014.6 million for the years ended December 31, 2015 and 2014, respectively. The $30.1 million decrease in interest income was due to a $902.8 million decrease in average MBS holdings, offset by a 47 basis point increase in yields.  The decrease in average MBS during the year ended December 31, 2015 reflects the deconsolidation of Orchid’s assets as of December 31, 2014.

Interest income for Bimini Capital was $4.3 million for the year ended December 31, 2015 and $2.6 million for the year ended December 31, 2014. Average MBS holdings were $111.8 million and $77.2 million for the years ended December 31, 2015 and 2014, respectively. The $1.7 million increase in interest income was due to a combination of a 45 basis point increase in yields and a $34.6 million increase in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
December 31, 2015	$98,585	$4,966	$103,551	$1,057	$(22)	$1,035	4.29%	(1.82)%	4.00%
September 30, 2015	109,582	5,855	115,437	1,038	(42)	996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%
December 31, 2014	1,397,518	68,530	1,466,048	13,719	(551)	13,168	3.93%	(3.21)%	3.59%
September 30, 2014	1,048,424	59,943	1,108,367	10,266	(231)	10,035	3.92%	(1.55)%	3.62%
June 30, 2014	833,497	49,094	882,591	8,303	(1,184)	7,119	3.98%	(9.64)%	3.23%
March 31, 2014	564,540	36,901	601,441	4,852	(736)	4,116	3.44%	(7.97)%	2.74%
Bimini Capital Only
December 31, 2015	$98,585	$4,966	$103,551	$1,057	$(22)	$1,035	4.29%	(1.82)%	4.00%
September 30, 2015	109,582	5,855	115,437	1,038	(42)	996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%
December 31, 2014	98,552	5,144	103,696	957	65	1,022	3.89%	5.01%	3.94%
September 30, 2014	79,390	3,209	82,599	784	(35)	749	3.95%	(4.36)%	3.63%
June 30, 2014	69,298	1,412	70,710	629	(99)	530	3.63%	(27.87)%	3.00%
March 31, 2014	50,315	1,636	51,951	450	(117)	333	3.58%	(28.49)%	2.57%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Years Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
December 31, 2015	$106,143	$5,700	$111,843	$4,216	$96	$4,312	3.97%	1.67%	3.86%
December 31, 2014	960,995	53,617	1,014,612	37,140	(2,702)	34,438	3.86%	(5.04)%	3.39%
Bimini Capital Only
December 31, 2015	$106,143	$5,700	$111,843	$4,216	$96	$4,312	3.97%	1.67%	3.86%
December 31, 2014	74,389	2,850	77,239	2,820	(186)	2,634	3.79%	(6.51)%	3.41%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $103.7 million and $964.0 million, generating interest expense of $0.4 million and $3.3 million for the years ended December 31, 2015 and 2014, respectively.  Our average cost of funds was 0.41% and 0.34% for years ended December 31, 2015 and 2014, respectively.  There was a 7 basis point increase in the average cost of funds and a $860.3 million decrease in average outstanding repurchase agreements during the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The decrease in average outstanding repurchase agreements, and the corresponding decrease in interest expense, reflects the deconsolidation of Orchid as of December 31, 2014.

The Company’s economic interest expense was $0.5 million and $3.6 million for the years ended December 31, 2015 and 2014, respectively. There was a 10 basis point increase in the average economic cost of funds to 0.47% for the year ended December 31, 2015 from 0.37% for the previous year.

Average outstanding repurchase agreements for Bimini Capital were $103.7 million and total interest expense was $0.4 million for the year ended December 31, 2015.  During the year ended December 31, 2014, average outstanding repurchase agreements for Bimini Capital were $71.8 million and total interest expense was $0.2 million.  Bimini Capital’s average cost of funds was 0.41% and 0.35% for years ended December 31, 2015 and 2014, respectively.

Bimini Capital’s economic interest expense was $0.5 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. There was a 2 basis point decrease in the average economic cost of funds to 0.47% for the year ended December 31, 2015 from 0.49% for the previous year.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 22 basis points above average one-month LIBOR and 22 basis points above average six-month LIBOR for the quarter ended December 31, 2015.  The Company’s average economic cost of funds was 35 basis points above average one-month LIBOR and 2 basis points below average six-month LIBOR for the quarter ended December 31, 2015. The average term to maturity of the outstanding repurchase agreements increased from 14 days at December 31, 2014 to 17 days at December 31, 2015.

The tables below present the consolidated average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2015 and 2014 and for the years ended December 31, 2015 and 2014 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
December 31, 2015	$95,456	$119	$151	0.50%	0.63%
September 30, 2015	107,442	108	127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%
December 31, 2014	1,442,905	1,213	1,358	0.34%	0.38%
September 30, 2014	1,096,611	885	910	0.32%	0.33%
June 30, 2014	783,323	728	731	0.37%	0.37%
March 31, 2014	533,008	454	590	0.34%	0.44%
Bimini Capital Only
December 31, 2015	$95,456	$119	$151	0.50%	0.63%
September 30, 2015	107,442	108	127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%
December 31, 2014	96,591	87	86	0.36%	0.36%
September 30, 2014	76,772	67	67	0.35%	0.35%
June 30, 2014	65,849	53	53	0.32%	0.32%
March 31, 2014	48,106	43	149	0.36%	1.24%

($ in thousands)
	Average
	Balance of	Interest Expense			Average Cost of Funds
	Repurchase	GAAP		Economic	GAAP	Economic
Years Ended	Agreements	Basis		Basis	Basis	Basis
Consolidated
December 31, 2015	$103,694	$425		486	0.41%	0.47%
December 31, 2014	963,962	3,280		3,589	0.34%	0.37%
Bimini Capital Only
December 31, 2015	$103,694	$425	-	486	0.41%	0.47%
December 31, 2014	71,830	250		355	0.35%	0.49%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
December 31, 2015	0.28%	0.65%	0.22%	(0.15)%	0.35%	(0.02)%
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
December 31, 2014	0.16%	0.34%	0.18%	0.00%	0.22%	0.04%
September 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.18%	0.00%
June 30, 2014	0.15%	0.33%	0.22%	0.04%	0.22%	0.04%
March 31, 2014	0.16%	0.34%	0.18%	0.00%	0.28%	0.10%
Bimini Capital Only
December 31, 2015	0.28%	0.65%	0.22%	(0.15)%	0.35%	(0.02)%
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%
December 31, 2014	0.16%	0.34%	0.20%	0.02%	0.20%	0.02%
September 30, 2014	0.15%	0.33%	0.20%	0.02%	0.20%	0.02%
June 30, 2014	0.15%	0.33%	0.17%	(0.01)%	0.17%	(0.01)%
March 31, 2014	0.16%	0.34%	0.20%	0.02%	1.08%	0.90%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Years Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
December 31, 2015	0.21%	0.47%	0.20%	(0.06)%	0.26%	(0.00)%
December 31, 2014	0.16%	0.33%	0.18%	0.01%	0.21%	0.04%
Bimini Capital Only
December 31, 2015	0.21%	0.47%	0.20%	(0.06)%	0.26%	(0.00)%
December 31, 2014	0.16%	0.33%	0.19%	0.02%	0.20%	0.16%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was approximately $1.0 million for both of the years ended December 31, 2015 and 2014.  The average rate of interest paid for the year ended December 31, 2015 was 3.79% compared to 3.74% for the comparable period in 2014.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2015, the interest rate was 4.01%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses and other income for the years ended December 31, 2015 and 2014.

(in thousands)
	2015	2014	Change
Realized (losses) gains on sales of MBS	$(79)	$2,949	$(3,028)
Unrealized (losses) gains on MBS	(1,944)	12,402	(14,346)
Total (losses) gains on MBS	(2,023)	15,351	(17,374)
Losses on interest rate futures	(1,377)	(9,752)	8,375
Gains on retained interests	2,962	3,815	(853)
Loss on payer swaption	-	(4,439)	4,439
Unrealized (losses) gains on Orchid Island Capital, Inc.	(2,961)	10	(2,971)
Orchid Island Capital, Inc. dividends	1,894	-	1,894
Advisory services	5,042	-	5,042

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2015, the Company received proceeds of $37.5 million from the sales of MBS compared to $966.9 million and for the year ended December 31, 2014.

The table below presents historical interest rate data as of each quarter end during 2015 and 2014.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%
December 31, 2014	1.65%	2.17%	3.13%	3.86%	0.25%
September 30, 2014	1.78%	2.51%	3.31%	4.16%	0.23%
June 30, 2014	1.63%	2.52%	3.27%	4.16%	0.23%
March 31, 2014	1.73%	2.72%	3.36%	4.34%	0.23%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the year ended December 31, 2015, the Company recorded gains on retained interests of $3.0 million compared to gains of $3.8 million for the year ended December 31, 2014.

During the year ended December 31, 2015, advisory services revenue was comprised of management fees of approximately $4.0 million and allocated overhead of approximately $1.1 million. During the year ended December 31, 2014, the activities of Orchid were consolidated with the activities of the Company as more fully discussed in Note 17 to the consolidated financial statements.  Amounts received under the management agreement for the year ended December 31, 2014 were eliminated in the consolidation.

Operating Expenses

For the year ended December 31, 2015, the Company’s total operating expenses were approximately $9.7 million compared to approximately $7.2 million for the year ended December 31, 2014. The table below presents a breakdown of operating expenses for the nine and three months ended December 31, 2015 and 2014.

(in thousands)
	2015	2014	Change
Compensation and benefits	$2,907	$2,880	$27
Legal fees	1,051	959	92
Accounting, auditing and other professional fees	574	948	(374)
Directors’ fees and liability insurance	670	1,171	(501)
Direct operating expenses	282	462	(180)
Settlement of litigation	3,500	-	3,500
Other G&A expenses	671	801	(130)
	$9,655	$7,221	$2,434

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 12 to the consolidated financial statements.  In connection with the settlement, a loss of $3.5 million has been charged to operations for the year ended December 31, 2015.  Also, the year-over-year comparability of the data in the table above is affected by the inclusion of Orchid’s activities in the year ended December 31, 2014.  Expenses attributed to Orchid were approximately $2.1 million for the year ended December 31, 2014.

Income Taxes

During the year ended December 31, 2015, the Company realized an income tax benefit of approximately $62.4 million primarily due to the reversal of a valuation allowance on deferred tax assets associated with net operating loss carryforwards of MortCo and the establishment of deferred tax assets in connection with the termination of Bimini Capital’s REIT status.  At December 31, 2015, MortCo and Bimini Capital had net operating losses of approximately $261.3 million and $21.3 million, respectively.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration and is based on management’s estimated projections.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2015, the Company’s MBS portfolio consisted of $84.0 million of agency or government MBS at fair value and had a weighted average coupon of 4.27%.  During the year ended December 31, 2015, the Company received principal repayments of $20.7 million compared to $87.1 million for the comparable period ended December 31, 2014 (which includes repayments received by Orchid during 2014).  The average prepayment speeds for the quarters ended December 31, 2015 and 2014 were 10.4% and 8.1%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2015	7.9	13.7	10.4
September 30, 2015	13.4	12.4	13.0
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5
December 31, 2014	4.3	15.0	8.1
September 30, 2014	7.9	18.5	12.3
June 30, 2014	4.1	17.0	8.6
March 31, 2014	3.9	16.0	9.8

The following tables summarize certain characteristics of the Bimini Capital’s PT MBS and structured MBS as of December 31, 2015 and 2014:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2015
Fixed Rate MBS	$79,170	94.3%	4.26%	313	1-Sep-45	NA	NA	NA
Hybrid Adjustable Rate MBS	118	0.1%	4.00%	313	20-Jan-42	15.03	9.00%	1.00%
Total PT MBS	79,288	94.4%	4.26%	313	1-Sep-45	15.03	9.00%	1.00%
Interest-Only Securities	2,554	3.0%	3.10%	242	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,146	2.6%	6.12%	301	25-Apr-41	NA	6.53%	NA
Total Structured MBS	4,700	5.6%	4.48%	269	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$83,988	100.0%	4.27%	310	1-Sep-45	NA	NA	NA
December 31, 2014
Fixed Rate MBS	$112,174	95.2%	4.30%	327	1-Dec-44	NA	NA	NA
Hybrid Adjustable Rate MBS	442	0.4%	4.00%	325	20-Jan-42	27.03	9.00%	1.00%
Total PT MBS	112,616	95.6%	4.30%	327	1-Dec-44	27.03	9.00%	1.00%
Interest-Only Securities	2,276	1.9%	3.11%	240	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,939	2.5%	6.35%	313	25-Apr-41	NA	0.80%	NA
Total Structured MBS	5,215	4.4%	4.94%	281	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$117,831	100.0%	4.33%	325	1-Dec-44	NA	NA	NA

($ in thousands)
	December 31, 2015		December 31, 2014
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$42,065	50.1%	$66,974	56.8%
Freddie Mac	40,928	48.7%	50,414	42.8%
Ginnie Mae	995	1.2%	443	0.4%
Total Portfolio	$83,988	100.0%	$117,831	100.0%

	December 31, 2015	December 31, 2014
Weighted Average Pass-through Purchase Price	$107.96	$107.95
Weighted Average Structured Purchase Price	$6.11	$5.98
Weighted Average Pass-through Current Price	$107.86	$108.53
Weighted Average Structured Current Price	$8.45	$9.08
Effective Duration (1)	2.326	2.663

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.326 indicates that an interest rate increase of 1.0% would be expected to cause a 2.326% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2015.  An effective duration of 2.663 indicates that an interest rate increase of 1.0% would be expected to cause a 2.663% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2014. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the years ended December 31, 2015 and 2014.

($ in thousands)
	2015			2014
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$25,410	$109.45	2.49%	$2,254,472	$108.10	2.81%
Structured MBS	987	8.18	10.23%	61,836	14.99	(0.65)%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2015, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	$118	$2	$(2)	$(4)	1.43%	(1.38)%	(2.97)%
Fixed Rate MBS	79,170	2,317	(3,707)	(8,119)	2.93%	(4.68)%	(10.26)%
Interest-Only MBS	2,554	(1,176)	830	1,231	(46.04)%	32.49%	48.21%
Inverse Interest-Only MBS	2,146	(147)	(124)	(488)	(6.85)%	(5.79)%	(22.71)%
Total MBS Portfolio	$83,988	$996	$(3,003)	$(7,380)	1.19%	(3.58)%	(8.79)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$560,000	$(1,003)	$1,400	$2,800	(0.73)%	1.01%	2.03%
Junior Subordinated Debt Hedges	260,000	(466)	650	1,300	(0.73)%	1.01%	2.03%
	$820,000	$(1,469)	$2,050	$4,100	(0.73)%	1.01%	2.03%

Gross Totals		$(473)	$(953)	$(3,280)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of December 31, 2015, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with three of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s MBS and bear interest rates that are based on a spread to LIBOR.

As of December 31, 2015, the Company had obligations outstanding under the repurchase agreements of approximately $77.2 million with a net weighted average borrowing cost of 0.61%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 11 to 25 days, with a weighted average maturity of 17 days.  Securing the repurchase agreement obligation as of December 31, 2015 are MBS with an estimated fair value, including accrued interest, of $81.5 million and a weighted average maturity of 314 months.  Through March 22, 2016, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at December 31, 2015 with maturities through May 13, 2016.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2015 and 2014.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2015	$77,234	$95,456	$(18,222)	(19.09	)%(1)
September 30, 2015	113,677	107,442	6,235	5.80%
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	106,294	108,129	(1,835)	(1.70)%
December 31, 2014	109,964	1,442,905	(1,332,941)	(92.38	)%(2)
September 30, 2014	1,339,196	1,096,611	242,585	22.12	%(3)
June 30, 2014	854,026	783,323	70,703	9.03%
March 31, 2014	712,620	533,008	179,612	33.70	%(4)

(1)
The lower ending balance relative to the average balance during the quarter ended December 31, 2015 reflects the repositioning of the portfolio. During the quarter ended December 31, 2015, the Company’s investment in PT MBS decreased $38.6 million.

(2)	The lower ending balance relative to the average balance during the quarter ended December 31, 2014 reflects the deconsolidation of Orchid at December 31, 2014.
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

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead, fulfill margin calls and pay dividends.  Our principal immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings, (c) the payment of overhead and operating expenses, and the payment of other accrued obligations.

Our strategy for hedging our funding costs typically involves taking short positions in Eurodollar futures, T-Note futures, swaptions or other instruments. Since inception we have primarily used short positions in Eurodollar futures.  When the market causes these short positions to decline in value we are required to meet margin calls with cash.  This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the Eurodollar related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

Our master repurchase agreements have no stated expiration, but can be terminated at any time at our option or at the option of the counterparty. However, once a definitive repurchase agreement under a master repurchase agreement has been entered into, it generally may not be terminated by either party.  A negotiated termination can occur, but may involve a fee to be paid by the party seeking to terminate the repurchase agreement transaction.

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

As discussed above, the Company invests a portion of its capital in structured MBS.  We do not apply leverage to this portion of our portfolio. The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

In future periods we expect to continue to finance our activities through repurchase agreements.  As of December 31, 2015, the Company had cash and cash equivalents of $6.3 million.  We generated cash flows of $25.1 million from principal and interest payments on our MBS portfolio and $3.7 million from retained interests and had average repurchase agreements outstanding of $103.7 million during the year ended December 31, 2015.  In addition, during the year ended December 31, 2015, the Company received approximately $4.9 million in management fees and expense reimbursements as manager of Orchid and approximately $1.9 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 12 to the consolidated financial statements.  A loss of $3.5 million has been charged to operations for the year ended December 31, 2015, and $1.25 million of this amount remains unpaid at December 31, 2015.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the remaining payment obligations as they come due.

The table below summarizes the effect on our liquidity and cash flows from certain future contractual obligations as of December 31, 2015.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$77,234	$-	$-	$-	$77,234
Interest expense on repurchase agreements(1)	59	-	-	-	59
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,107	2,115	2,118	15,826	21,166
Litigation settlement	500	500	250	-	1,250
Payable for unsettled securities purchased	1,859	-	-	-	1,859
Totals	$80,759	$2,615	$2,368	$41,826	$127,568

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2015 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Tax Matters

Bimini Capital historically has been taxed as a REIT under the Code.  Certain trends and events experienced during 2015 have caused Bimini Capital to no longer meet the Code’s rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and revenues generated by our MBS portfolio.  Consequently, the value of our two TRSs (MortCo and Bimini Advisors) has increased in relation to the value of Bimini Capital’s assets to a level that exceeds the limits permitted under the Code.

The failure to qualify as a REIT for the year ended December 31, 2015 subjects Bimini Capital’s taxable income to federal and state corporate income taxes at regular corporate rates.  However, Bimini Capital and its subsidiaries have NOL carryforwards that, subject to various expiration dates, are available to offset any 2015 or future taxable income.  Management is implementing certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards.  Under Bimini Capital’s current ownership structure, the NOL carryforwards of each entity may generally be applied only to offset the taxable income of that entity.

In addition, the termination of our REIT status eliminates the income, asset, distribution, and stock ownership requirements applicable to REITs, which will provide us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related investments, we will have greater flexibility to invest in other types of assets as part of our principal investing activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the Investment Company Act. In addition, because we will no longer be subject to the REIT distribution requirement, we will have greater flexibility to retain our earnings to fund future growth.

Interest Rates

Global interest rate and capital markets volatility continued throughout the fourth quarter of 2015. The uncertainty over when the Federal Reserve would begin to raise the target Federal Funds rate finally was resolved on December 16, 2015, when the Federal Reserve Open Market Committee (“FOMC”) announced that it was increasing the target Federal Funds rate by 0.25%.  Although interest rates on longer-dated bonds initially increased in the aftermath of the FOMC’s announcement, mortgage spreads tightened during the fourth quarter, continuing to put downward pressure on net interest margin for many firms that primarily invest in mortgage-backed securities (“MBS”). We continue to see a relatively tight yield curve, making the investing environment difficult.

While the U.S. economy generally appears to be on a trajectory of slow, sustainable growth, many economic indicators were less positive in the fourth quarter and full year 2015 relative to 2014. The consensus forecast of economic growth in the U.S. for the first quarter of 2016 remains at approximately 2.5%, accompanied by marginal growth in payrolls and inflation. Some analysts have far lower expectations for 2016 annual growth, citing difficult economic conditions in countries as varied and diverse as China, Canada and Brazil. Some data suggest that American consumers are making fewer purchases and taking on less additional debt than in previous quarters, hindering GDP growth. In addition, wage growth and commodity prices remain weak, suggesting continued sluggish economic growth globally.

The Federal Reserve, in its December 16, 2015 announcement, cautioned capital markets to anticipate the possibility of one or more additional increases in the Federal Funds Rate in 2016, depending on future growth in inflation and other economic indicators. Federal Reserve Chair Janet Yellen, in her remarks following the December FOMC policy meeting, stated that monetary policy remains “accommodative” following the initial rise in the Federal Funds Rate. Together with increasingly negative economic data reported to date in 2016, many market participants are increasingly skeptical of additional increases in the Federal Funds Rate in the foreseeable future. We do not share this view and anticipate the Federal Reserve will indeed raise rates again this year and next, albeit at a more gradual pace than it envisioned last December.  We believe that data dependency and analysis of the Federal Reserve will continue to drive the direction and volatility of interest rates in the U.S., with the uncertainty that this dynamic creates further enhancing volatility in the interest rate and fixed income markets.

With the flattening of the yield curve, a higher cost of capital for the Company is evident, which could, in the longer-term, lead to narrowing net interest margins and lower yields on existing Agency MBS. Home sales and new single-family home construction remain relatively slow due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low Agency MBS issuance. The Federal Reserve’s purchases of Agency MBS through reinvesting principal and interest payments it receives on its existing Agency MBS portfolio have continued to dominate the Agency MBS markets, where many participants perceive a lack of liquidity. The Federal Reserve purchases contributed to strong Agency MBS demand and limited new investment opportunities in the fourth quarter of 2015. While the Federal Reserve has not indicated when it will cease or reduce its Agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by the Ginnie Mae.

While there are signs that slow and steady economic growth will continue to persist in the United States, uncertainty continues to dominate the market. We believe the general business environment will continue to be challenging for the rest of 2016. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, and liquidity in the financial system. We do not anticipate the U.S. moving into a negative interest rate environment, and believe that the Federal Reserve will continue to remove accommodation at a very slow rate.  Our portfolio positioning is therefore unlikely to change materially over the course of the year. We will continue to closely monitor the developments in the market and may seek to re-align our strategy as we evaluate the opportunities across the spectrum in the mortgage industry and other types of assets in a continuing effort to seek the highest risk-adjusted returns for our capital.

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

We expect debate and discussion on residential housing and mortgage reform to continue in 2016.  However, we cannot be certain if H.R. 1491, the Regulatory Relief Bill or any other housing- and/or mortgage-related bill will be approved by Congress, and if so, what the effect will be.

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

Summary

Over the past quarter the spread between short and long-term interest rates has increased, but that increase has not positively affected our net interest margin as spreads between Agency MBS and benchmark interest rates have widened. However, prepayment rates have declined to the benefit of our net interest margin. The market remains highly uncertain regarding when or by how much the Federal Reserve will increase interest rates or what the growth prospects are for the global economy. Economic data, as it is released, continues to have a significant impact in shaping market expectations.  These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

Mortgage-Backed Securities

Our investments in MBS are accounted for under the fair value option. We acquire our MBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our consolidated statement of operations, as opposed to a component of other comprehensive income in our consolidated statement of stockholder’s equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our MBS under the fair value option in order to reflect changes in the fair value of our MBS in our consolidated statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our MBS. These levels include:

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

Investment in Orchid Island Capital, Inc.

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations for the year ended December 31, 2015.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock on the NYSE. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

Advisory Services

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement.  Under the terms of the management agreement Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf.

Retained Interests in Securitizations

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

Derivative Financial Instruments

We use derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and we may continue to do so in the future. The principal instruments that we have used to date are T-Note and Eurodollar futures contracts and interest rate swaptions, but we may enter into other derivatives in the future.

We have elected not to treat any of our derivative financial instruments as hedges in order to align the accounting treatment of our derivative instruments with the treatment of our portfolio assets under the fair value option election. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Income Taxes

Through December 31, 2014, Bimini Capital was taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  See Note 13 for an additional discussion of the termination of Bimini Capital’s REIT status effective January 1, 2015. Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital.

   Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized.

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

The Company measures, recognizes and presents its uncertain tax positions in accordance with ASC Topic 740, Income Taxes.  Under that guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit and is recorded as a liability in the consolidated balance sheets. The Company records income tax-related interest and penalties, if applicable, within the income tax provision.

Capital Expenditures

At December 31, 2015, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements.

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
Vero Beach, Florida

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, management determined that on December 31, 2014 Orchid Island Capital, Inc. (“Orchid”) should no longer be consolidated as a variable interest entity in the Company’s consolidated financial statements.  As a result, the assets and liabilities of Orchid have been deconsolidated from the Company’s consolidated balance sheet at December 31, 2014, and the Company is accounting for its investment in Orchid as an investment under the fair value option at December 31, 2014.  Also as a result of the deconsolidation on December 31, 2014, Orchid’s results of operations and cash flows ceased to be included in the Company’s consolidated statements of operations and cash flows after December 31, 2014.  Our opinion is not modified with respect to this matter.

West Palm Beach, Florida March 22, 2016	/s/ BDO USA, LLP Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 and 2014

	2015	2014
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$81,192,199	$116,026,180
Unpledged	2,796,200	1,804,852
Total mortgage-backed securities	83,988,399	117,831,032
Cash and cash equivalents	6,310,683	4,699,059
Restricted cash	401,800	733,660
Investment in Orchid Island Capital, Inc. common stock, at fair value	13,852,707	12,810,728
Retained interests in securitizations	1,124,278	1,899,684
Accrued interest receivable	351,049	460,326
Property and equipment, net	3,492,612	3,584,603
Deferred tax assets, net	64,832,242	1,900,064
Other assets	2,701,655	2,960,042
Total Assets	$177,055,425	$146,879,198

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$77,234,249	$109,963,995
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	1,859,277	-
Accrued interest payable	83,957	94,397
Other liabilities	2,533,442	814,597
Total Liabilities	108,515,365	137,677,429

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated as of
December 31, 2015; 1,800,000 shares designated Class A Redeemable and
2,000,000 shares designated Class B Redeemable as of December 31, 2014;
no shares issued and outstanding as of December 31, 2015 and 2014	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,373,294 shares issued and outstanding as of December 31, 2015 and 12,324,391 shares
issued and outstanding as of December 31, 2014	12,373	12,324
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2015 and 2014	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2015 and 2014	32	32
Additional paid-in capital	334,630,263	334,522,850
Accumulated deficit	(266,102,640)	(325,333,469)
Total Stockholders' Equity	68,540,060	9,201,769
Total Liabilities and Equity	$177,055,425	$146,879,198

See Notes to Consolidated Financial Statements
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014

	2015	2014(1)
Interest income	$4,312,063	$34,438,486
Interest expense	(425,107)	(3,281,130)
Net interest income, before interest on junior subordinated notes	3,886,956	31,157,356
Interest expense on junior subordinated notes	(997,812)	(984,617)
Net interest income	2,889,144	30,172,739
Unrealized (losses) gains on mortgage-backed securities	(1,944,186)	12,402,090
Realized (losses) gains on mortgage-backed securities	(78,850)	2,948,683
Losses on derivative instruments	(1,376,963)	(14,191,436)
Net portfolio (loss) income	(510,855)	31,332,076

Other income:
Gains on retained interests in securitizations	2,962,158	3,815,160
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(2,960,771)	9,752
Orchid Island Capital, Inc. dividends	1,894,480	-
Advisory services	5,041,692	-
Other income	9,730	57,239
Total other income	6,947,289	3,882,151

Expenses:
Compensation and related benefits	2,907,186	2,880,304
Directors' fees and liability insurance	669,944	1,171,422
Audit, legal and other professional fees	1,624,822	1,906,333
Direct operating expenses	281,636	462,246
Settlement of litigation	3,500,000	-
Administrative and other expenses	671,808	800,342
Total expenses	9,655,396	7,220,647

Net (loss) income before income tax benefit	(3,218,962)	27,993,580
Income tax benefit	(62,449,791)	(1,877,797)

Net income	59,230,829	29,871,377
Less: Income attributable to noncontrolling interests	-	22,126,533

Net Income attributable to Bimini Capital stockholders	$59,230,829	$7,744,844

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$4.77	$0.63
CLASS B COMMON STOCK
Basic and Diluted	$4.77	$0.63
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,385,938	12,198,187
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
(1) The results of operations of Orchid Island Capital, Inc. were included for the year ended December 31, 2014 as a consolidated variable interest entity. See Note 1 for additional information.
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2015 and 2014

	Stockholders' Equity
	Common	Additional	Accumulated	Noncontrolling
	Stock	Paid-in Capital	Deficit	Interests	Total
Balances, January 1, 2014	$11,574	$334,810,312	$(333,078,313)	$31,614,843	$33,358,416
Net income	-	-	7,744,844	22,126,533	29,871,377
Issuance of common shares of
Orchid Island Capital, Inc.	-	(621,681)	-	171,992,831	171,371,150
Cash dividends paid to
noncontrolling interests	-	-	-	(20,522,827)	(20,522,827)
Issuance of Class A common shares
for board compensation and
for equity plan exercises	556	235,698	-	-	236,254
Class A common shares sold
directly to employees	258	97,742	-	-	98,000
Amortization of equity plan compensation	-	779	-	65,227	66,006
Deconsolidation of Orchid Island
Capital, Inc. as of December 31, 2014	-	-	-	(205,276,607)	(205,276,607)

Balances, December 31, 2014	12,388	334,522,850	(325,333,469)	-	9,201,769
Net income	-	-	59,230,829	-	59,230,829
Issuance of Class A common shares
for board compensation and
for equity plan exercises	49	88,186	-	-	88,235
Amortization of equity plan compensation	-	19,227	-	-	19,227

Balances, December 31, 2015	$12,437	$334,630,263	$(266,102,640)	$-	$68,540,060
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015 and 2014

	2015	2014(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,230,829	$29,871,377
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation and equity plan amortization	107,462	302,260
Depreciation	91,991	102,800
Deferred income tax benefit	(62,932,178)	(1,900,064)
Losses (gains) on mortgage-backed securities	2,023,036	(15,350,773)
Gains on retained interests in securitizations	(2,962,158)	(3,815,160)
Loss on disposal of property and equipment	-	12,886
Realized and unrealized losses on interest rate swaptions	-	4,438,787
Fair value adjustment on Investment in Orchid Island Capital, Inc.	2,960,771	(9,752)
Changes in operating assets and liabilities:
Accrued interest receivable	109,277	(4,950,854)
Other assets	258,387	(159,037)
Accrued interest payable	(10,440)	580,093
Other liabilities	1,718,845	745,801
NET CASH PROVIDED BY OPERATING ACTIVITIES	595,822	9,868,364
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(26,396,648)	(2,316,307,507)
Sales	37,545,348	966,896,310
Principal repayments	20,670,897	87,102,953
Payments received on retained interests in securitizations	3,737,564	4,446,310
Decrease (increase) in restricted cash	331,860	(5,966,495)
Purchases of Orchid Island Capital, Inc. common stock	(2,143,473)	-
Purchases of property and equipment	-	(36,852)
Purchase of interest rate swaptions, net of margin cash received	-	(4,291,625)
Deconsolidation of Orchid Island Capital, Inc.	-	(93,136,610)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	33,745,548	(1,361,293,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,010,947,179	8,382,637,845
Principal repayments on repurchase agreements	(1,043,676,925)	(7,189,419,249)
Issuance of common shares of Orchid Island Capital, Inc.	-	171,371,150
Cash dividends paid to noncontrolling interests	-	(20,522,827)
Class A common shares sold directly to employees	-	98,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,729,746)	1,344,164,919

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,611,624	(7,260,233)
CASH AND CASH EQUIVALENTS, beginning of the year	4,699,059	11,959,292
CASH AND CASH EQUIVALENTS, end of the year	$6,310,683	$4,699,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,433,359	$3,685,654
Income taxes	$137,001	$22,267
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquisitions settled in later period	$1,859,277	$-
(1) The cash flows or Orchid Island Capital, Inc. are included for the year ended December 31, 2014 as a consolidated variable interest entity. See Note 1 for additional information.
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”), was formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  From inception through December 31, 2014, Bimini Capital elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  Effective January 1, 2015, Bimini Capital’s REIT status was terminated.  See Note 13 for an additional discussion of the changes in Bimini Capital’s REIT status effective January 1, 2015.

On February 20, 2013, Orchid Island Capital, Inc. (“Orchid”) completed the initial public offering (“IPO”) of its common stock.  Prior to the completion of its IPO, Orchid was a wholly-owned qualified REIT subsidiary of Bimini Capital.  Since Orchid’s IPO and until December 31, 2014, Orchid was consolidated as a variable interest entity (“VIE”).  Effective December 31. 2014. Orchid was deconsolidated.

As used in this document, discussions related to the “Company” refer to the consolidated entity, including Bimini Capital, our wholly-owned subsidiaries, and, through December 31, 2014, our VIE.  References to “Bimini Capital” and the “parent” refer to Bimini Capital Management, Inc. as a separate entity. Through December 31, 2014, discussions related to Bimini Capital’s taxable REIT subsidiaries (“TRS”) or non-REIT eligible assets refer to Bimini Advisors, Inc. and its wholly-owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”) and MortCo TRS, LLC and its consolidated subsidiaries (“MortCo”).

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and MortCo. The accounts of Orchid are included in the consolidated statements of operations, equity and cash flows until December 31, 2014.  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), requires the consolidation of a VIE by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE, an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures for entities that have variable interests in VIEs.

From the effective date of Orchid’s IPO and until December 31, 2014, management concluded pursuant to ASC 810 that Orchid was a VIE. As a result, subsequent to Orchid’s IPO and until December 31, 2014, the Company consolidated Orchid in its financial statements.  The results of operations of Orchid are included in the Company’s 2014 consolidated statements of operations and cash flows, however, net income attributable to Bimini Capital stockholders did not include the portion of net income attributable to noncontrolling interests.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the fair values of MBS, investment in Orchid common shares, derivatives, retained interests and asset valuation allowances and the level of deferred tax asset allowances recorded for each accounting period.

Statement of Comprehensive Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income is the same as net income for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  At December 31, 2015, restricted cash consisted of approximately $0.4 million of cash held by a broker as margin on Eurodollar futures contracts.  At December 31, 2014, restricted cash consisted of approximately $0.5 million of cash held by a broker as margin on Eurodollar futures contracts and $0.3 million of cash held on deposit as collateral with repurchase agreement counterparties.

The Company maintains cash balances at four banks, and, at times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2015, the Company’s cash deposits exceeded federally insured limits by approximately $3.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations, and interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Orchid Island Capital, Inc. Common Stock

At the date of Orchid’s deconsolidation, the Company elected the fair value option for its continuing investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations for the year ended December 31, 2015.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

Advisory Services

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement.  Under the terms of the management agreement Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf.

Retained Interests in Securitizations

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note and Eurodollar futures contracts and options to enter in interest rate swaps (“interest rate swaptions”), but may enter into other derivatives in the future.

The Company has elected not to treat any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option election. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in earnings for each period.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, the Company’s investment in Orchid, Eurodollar futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 15 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of December 31, 2015 and December 31, 2014, due to the short-term nature of these financial instruments.

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

Income Taxes

Through December 31, 2014, Bimini Capital was taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  REITs are generally not subject to federal income tax on their REIT taxable income provided that they distribute to their stockholders at least 90% of their REIT taxable income on an annual basis. In addition, a REIT must meet other provisions of the Code to retain its tax status.  See Note 13 for an additional discussion of the termination of Bimini Capital’s REIT status effective January 1, 2015. Bimini Advisors and MortCo are taxpaying entities for income tax purposes and are taxed separately from Bimini Capital.

   Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized.

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

The Company measures, recognizes and presents its uncertain tax positions in accordance with ASC Topic 740, Income Taxes.  Under that guidance, the Company assesses the likelihood, based on their technical merit, that tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit and is recorded as a liability in the consolidated balance sheets. The Company records income tax-related interest and penalties, if applicable, within the income tax provision.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

Recent Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01, provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance.  ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. The ASU is not expected to materially impact the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  ASU 2015-05 provides guidance for determining whether a cloud computing arrangement includes a software license and requires that all software licenses within the scope of Subtopic 350-40 be accounted for in a manner consistent with other licenses of intangible assets.  ASU 2015-05, for which early application is permitted, is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with retrospective application permitted for all relevant prior periods The ASU is not expected to materially impact the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 changes the evaluation that a reporting entity must perform to determine whether it should consolidate certain types of legal entities, reduces the number of consolidation models and places emphasis on risk of loss when determining a controlling financial interest.  Under ASU 2015-02, all entities are within the scope of Accounting Standards Codification (“ASC”) Subtopic 810, Consolidation, including limited partnerships and similar legal entities, unless a scope exception applies.  The presumption that a general partner controls a limited partnership has been eliminated.  In addition, fees paid to decision makers that meet certain conditions no longer cause consolidation of VIEs in certain instances.  The amendments place more emphasis on variable interests other than fee arrangements and reduce the extent to which related party arrangements cause an entity to be considered a primary beneficiary.  ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early application is permitted.  The ASU is not expected to materially impact the Company’s consolidated financial

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions.  The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015.  The ASU is not expected to materially impact the Company’s consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2015 and 2014:

(in thousands)
	2015	2014
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$118	$442
Fixed-rate Mortgages	79,170	112,174
Total Pass-Through MBS	79,288	112,616
Structured MBS:
Interest-Only Securities	2,554	2,276
Inverse Interest-Only Securities	2,146	2,939
Total Structured MBS	4,700	5,215
Total	$83,988	$117,831

The following table summarizes the Company’s MBS portfolio as of December 31, 2015 and 2014, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2015	December 31, 2014
Greater than five years and less than ten years	$3	$16
Greater than or equal to ten years	83,985	117,815
Total	$83,988	$117,831

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of December 31, 2015 and 2014:

(in thousands)
Series	Issue Date	2015	2014
HMAC 2004-2	May 10, 2004	$110	$320
HMAC 2004-3	June 30, 2004	453	753
HMAC 2004-4	August 16, 2004	75	496
HMAC 2004-5	September 28, 2004	182	331
HMAC 2004-6	November 17, 2004	304	-
Total		$1,124	$1,900

NOTE 4.  PROPERTY AND EQUIPMENT

The composition of property and equipment at December 31, 2015 and 2014 follows:

(in thousands)
	2015	2014
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	187	187
Office furniture and equipment	227	227
Total cost	4,488	4,488
Less accumulated depreciation and amortization	995	903
Property and equipment, net	$3,493	$3,585

Depreciation of property and equipment totaled $92,000 and $103,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5.  OTHER ASSETS

The composition of other assets at December 31, 2015 and 2014 follows:

(in thousands)
	2015	2014
Prepaid expenses	$499	$265
Servicing advances	546	699
Servicing sale receivable, including accrued interest	308	465
Investment in Bimini Capital Trust II	804	804
Due from affiliates	465	330
Other	80	397
Total other assets	$2,702	$2,960

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments, if any. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  As of December 31, 2015 and 2014, management determined that no allowance for doubtful accounts was necessary.  Collections on amounts previously written off are included in income as received.

NOTE 6.   REPURCHASE AGREEMENTS

As of December 31, 2015, the Company had outstanding repurchase agreement obligations of approximately $77.2 million with a net weighted average borrowing rate of 0.61%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $81.5 million.  As of December 31, 2014, the Company had outstanding repurchase agreement obligations of approximately $110.0 million with a net weighted average borrowing rate of 0.36%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $116.4 million, and cash pledged to counterparty of approximately $0.3 million.

As of December 31, 2015 and December 31, 2014, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$81,464	$-	$-	$81,464
Repurchase agreement liabilities associated with
these securities	$-	$77,234	$-	$-	$77,234
Net weighted average borrowing rate	-	0.61%	-	-	0.61%
December 31, 2014
Fair value of securities pledged, including accrued
interest receivable	$-	$114,433	$1,998	$-	$116,431
Repurchase agreement liabilities associated with
these securities	$-	$108,074	$1,890	$-	$109,964
Net weighted average borrowing rate	-	0.36%	0.33%	-	0.36%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2015 and December 31, 2014, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $3.5 million and $6.7 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2015.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2014 is as follows:
($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
December 31, 2014
JVB Financial Group, LLC	$1,807	19.6%	8
ED&F Man Capital Markets Inc.	1,490	16.2%	22

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivatives and other hedging contracts.  To date, the Company has entered into Eurodollar and T-Note futures contracts and interest rate swaptions, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of December 31, 2015 and 2014, such instruments were comprised entirely of Eurodollar futures contracts.  During the year ended December 31, 2015, the Company entered into, and settled before the end of the year, a T-Note futures contract.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar futures positions at December 31, 2015 and December 31, 2014.

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2015
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.45%	0.98%	$(264)
2017	56,000	2.23%	1.59%	(362)
2018	56,000	2.65%	1.91%	(207)
Total / Weighted Average	$56,000	2.00%	1.41%	$(833)

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2015
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	1.77%	0.98%	$(205)
2017	26,000	2.49%	1.59%	(234)
2018	26,000	2.94%	1.91%	(134)
Total / Weighted Average	$26,000	2.29%	1.41%	$(573)

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2014
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$36,500	0.65%	0.63%	$(5)
2016	56,000	1.45%	1.54%	46
2017	56,000	2.23%	2.23%	(3)
2018	56,000	2.65%	2.51%	(38)
Total / Weighted Average	$50,429	1.72%	1.72%	$-

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2014
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2015	$26,000	1.48%	0.57%	$(237)
2016	26,000	1.77%	1.54%	(61)
2017	26,000	2.49%	2.23%	(67)
2018	26,000	2.94%	2.51%	(56)
Total / Weighted Average	$26,000	2.06%	1.60%	$(421)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Gain (Loss) From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2015 and 2014.

(in thousands)
	Consolidated		Parent-Only
	2015	2014	2015	2014
Eurodollar futures contracts (short positions)	$(1,377)	$(9,838)	$(1,377)	$(280)
T-Note futures contracts (short positions)	-	86	-	14
Payer swaptions	-	(4,439)	-	-
Net losses on derivative instruments	$(1,377)	$(14,191)	$(1,377)	$(266)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk by limiting its counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements, and may have difficulty obtaining its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company’s derivative instruments are included in restricted cash on the consolidated balance sheets.

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2015 and December 31, 2014.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2015
Repurchase Agreements	$77,234	$-	$77,234	$(77,234)	$-	$-
December 31, 2014
Repurchase Agreements	$109,964	$-	$109,964	$(109,706)	$(258)	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Notes 6 and 7 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

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

As of December 31, 2015 and 2014, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2015, the interest rate was 4.01%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over BCTII’s activities. Since Bimini Capital's investment in BCTII's common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements.

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

In 2015 the Board approved Articles Supplementary to the Company’s charter reclassifying and designating 1,800,000 shares of authorized but unissued Class A Redeemable Preferred Stock and 2,000,000 shares of authorized but unissued Class B Redeemable Preferred Stock into undesignated preferred stock, par value $0.001 per share, of the Company (“Preferred Stock”). After giving effect to the reclassification and designation of the shares of Class A Preferred Stock and Class B Preferred Stock, the Company has authority to issue 10,000,000 shares of undesignated Preferred Stock and no shares of Class A Preferred Stock or Class B Preferred Stock. The Articles Supplementary were filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) and became effective upon filing on December 21, 2015.

In 2015 the Board approved Articles Supplementary to the Company’s charter creating a new series of Preferred Stock designated as Series A Junior Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”). The Articles Supplementary were filed with the SDAT and became effective upon filing on December 21, 2015.

Rights Plan

On December 21, 2015 the Board adopted a rights agreement and declared a distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s Class A common stock, Class B common stock, and Class C common stock. The distribution was payable to stockholders of record as of the close of business on December 21, 2015.

The Rights. Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Preferred Stock for a purchase price of $4.76, subject to adjustment in accordance with the terms of the Rights Plan (the “Purchase Price”). If issued, each fractional share of Series A Preferred Stock would give the stockholder approximately the same distribution, voting and liquidation rights as does one share of the Company’s Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation any distribution, voting or liquidation rights.

Exercisability. The Rights will generally not be exercisable until the earlier of (i) 10 business days after a public announcement by the Company that a person or group has acquired 4.9% or more of the outstanding Class A common stock without the approval of the Board of Directors (an “Acquiring Person”) and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% or more of the Class A common stock.

The date that the Rights may first become exercisable is referred to as the “Distribution Date.” Until the Distribution Date, the Class A common stock, Class B common stock and Class C common stock certificates will represent the Rights and will contain a notation to that effect. Any transfer of shares of Class A common stock, Class B common stock and/or Class C common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights may be transferred other than in connection with the transfer of the underlying shares of Class A common stock, Class B common stock or Class C common stock.

After the Distribution Date and following a determination by the Board that a person is an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, that number of shares of Class A common stock, Class B common stock or Class C common stock, as the case may be, having a market value of two times the Purchase Price (or, at our option, shares of Series A Preferred Stock or other consideration as provided in the Rights Plan).

Exchange. After the Distribution Date and following a determination by the Board that a person or group is an Acquiring Person, the Board may exchange the Rights (other than Rights owned by such an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of Class A common stock, Class B common stock or Class C common stock, as the case may be, or a fractional share of Series A Preferred Stock (or of a share of a similar class or series of the Company’s preferred stock having similar Rights, preferences and privileges) of equivalent value, per Right (subject to adjustment).

Expiration. The Rights and the Rights Plan will expire on the earliest of (i) December 21, 2025, (ii) the time at which the Rights are redeemed pursuant to the Rights Plan, (iii) the time at which the Rights are exchanged pursuant to the Rights Plan, (iv) the repeal of Section 382 of the Code or any successor statute if the Board determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no applicable tax benefits may be carried forward and (vi) the close of business on June 30, 2016 if approval of the Rights Plan by the Company’s stockholders has not been obtained.

Redemption. At any time prior to the time an Acquiring Person becomes such, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Anti-Dilution Provisions. The Board may adjust the Purchase Price, the number of shares of Series A Preferred Stock or other securities issuable and the number of outstanding Rights to prevent dilution that may occur as a result of certain events, including among others, a stock dividend, a forward or reverse stock split or a reclassification of the preferred shares or Class A common stock, Class B common stock or Class C common stock. No adjustments to the Purchase Price of less than 1% will be made.

Anti-Takeover Effects. While this was not the purpose of the Board when adopting the Rights Plan, the Rights will have certain anti-takeover effects. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Board. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company even if such acquisition may be favorable to the interests of the Company’s stockholders. Because the Board can redeem the Rights, the Rights should not interfere with a merger or other business combination approved by the Board.

Amendments. Before the Distribution Date, the Board may amend or supplement the Rights Plan without the consent of the holders of the Rights. After the Distribution Date, the Board may amend or supplement the Rights Plan only to cure an ambiguity, to alter time period provisions, to correct inconsistent provisions, or to make any additional changes to the Rights Plan, but only to the extent that those changes do not impair or adversely affect, in any material respect, any Rights holder and do not result in the Rights again becoming redeemable, and no such amendment may cause the Rights again to become redeemable or cause this Rights Plan again to become amendable other than in accordance with the applicable timing of the Rights Plan.

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued during the years ended December 31, 2015 and 2014.

Shares Issued Related To:	2015	2014
Directors' compensation	48,903	56,740
Vesting incentive plan shares(1)	-	500,000
Shares sold directly to employees(1)	-	257,895
Total shares of Class A Common Stock issued	48,903	814,635

(1)	See Note 11, Stock Incentive Plans, for details of these issuances

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2015 and 2014.

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

Share Awards

In February 2014, the Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of management’s capital raising efforts in 2013.  The bonuses, which were paid on February 19, 2014 (the “Bonus Date”), consisted of cash and fully vested shares of the Company’s common stock issued under the 2011 Plan.  In particular, executive officers received bonuses totaling approximately $422,000, consisting of 500,000 shares of the Company’s common stock with an approximate value of $190,000, and cash of approximately $232,000 which, at the officer’s election, could be used to purchase newly issued shares directly from the Company.  Under this election, the officers purchased 257,895 shares of the Company’s common stock.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s common stock on the Bonus Date. The expense related to this bonus was accrued at December 31, 2013 and does not affect the results of operations for the year ended December 31, 2014.

A summary of share award activity during the year ended December 31, 2014 is presented below:

($ in thousands, except per share data)
Weighted-
		Average	Total
		Grant-Date	Compensation
	Shares	Fair Value	Expense
Fully Vested Shares Granted	500,000	$0.38	$190

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

The following table presents information related to Performance Units outstanding at December 31, 2015 and December 31, 2014:

	2015		2014
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	31,500	$1.78	-	$-
Granted during the year	46,000	0.84	31,500	1.78
Nonvested, at December 31	77,500	$1.22	31,500	$1.78

($ in thousands)
	2015	2014
Compensation expense recognized during the year	$19	$1
Unrecognized compensation expense at year end	$75	$55
Weighted-average remaining vesting term (in years)	2.5	3.0
Intrinsic value of unvested shares at year end	$62	$60

Orchid Island Capital

In October 2012, Orchid adopted the 2012 Equity Incentive Plan (the “2012 Plan”) to recruit and retain employees, directors and other service providers, including employees of Bimini Capital and other affiliates. The 2012 Plan provides for the award of stock options, stock appreciation rights, stock award, performance units, other equity-based awards (and dividend equivalents with respect to awards of performance units and other equity-based awards) and incentive awards.  The 2012 Plan is administered by the Compensation Committee of Orchid’s Board of Directors except that Orchid’s full Board of Directors will administer awards made to directors who are not employees of Orchid or its affiliates.  The 2012 Plan provides for awards of up to an aggregate of 10% of the issued and outstanding shares of Orchid’s common stock (on a fully diluted basis) at the time of the awards, subject to a maximum aggregate 4,000,000 shares of Orchid common stock that may be issued under the Incentive Plan.  The activity related to the 2012 Plan is included in the consolidated statements of operations, equity, and cash flows of the Company for the year ended December 31, 2014.

Restricted Stock Awards

On April 25, 2014, Orchid’s Compensation Committee granted each of its non-employee directors 6,000 shares of restricted common stock subject to a three year vesting schedule whereby 2,000 shares of the award vest on the first, second and third anniversaries of the award date.  Directors will have all the rights of a stockholder with respect to the awards, including the right to receive dividends and vote the shares.  The awards are subject to forfeiture should the director no longer be a member of the Board of Directors of Orchid to the respective vesting dates.  The table below presents information related to the Orchid’s restricted common stock for the year ended December 31, 2014.

($ in thousands, except per share data)
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Granted	24,000	12.23
Unvested, end of period	24,000	$12.23
Compensation expense during period		$65

Stock Awards

Orchid has issued immediately vested common stock under the 2012 Plan to certain executive officers and directors. The following table presents information related to fully vested Orchid common stock issued during the year ended December 31, 2014.

($ in thousands, except per share data)
Fully vested shares granted	5,844
Weighted average grant date price	$13.16
Compensation expense related to fully vested common share awards	$77

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

On May 15, 2015, Hildene and Bimini Capital agreed to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million was accrued at March 31, 2015 and has been charged to operations for the year ended December 31, 2015.   During the year ended December 31, 2015, payments totaling $2.25 million were made, as required by the settlement agreement.  The remaining $1.25 million is scheduled to be paid in installments through July 2019 and is included in other liabilities in the December 31, 2015 consolidated balance sheet.

NOTE 13.  INCOME TAXES

Taxation as a REIT through December 31, 2014

Generally, REITs are not subject to federal income tax on REIT taxable income distributed to its shareholders.  REIT taxable income or loss, as generated by qualifying REIT activities, is computed in accordance with the Internal Revenue Code, which is different from the financial statement net income or loss as computed in accordance with GAAP. Depending on the number and size of the various items or transactions being accounted for differently, the differences between the Company’s REIT taxable income or loss and its GAAP financial statement net income or loss can be substantial and each item can affect several years. Bimini Capital’s qualification as a REIT depended upon its ability to meet, on an annual or in some cases quarterly basis, various complex requirements under the Code relating to, among other things, the sources of its gross income, the composition and values of its assets, its distribution levels and the diversity of ownership of its shares.

As taxable REIT subsidiaries (“TRS”), Bimini Advisors and MortCo were tax paying entities for income tax purposes and are taxed separately from Bimini Capital, Orchid and from each other.  Therefore, through December 31, 2014, Bimini Advisors and MortCo each separately computed and reported an income tax provision or benefit based on their own taxable activities.

Taxation Beginning January 1, 2015

Certain trends and events experienced during 2015 have caused Bimini Capital to no longer meet the Code’s rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will  be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 have reduced and may continue to reduce the value of Bimini Capital’s assets and the amount of revenues generated by our MBS portfolio.  Consequently, the value of Bimini’s two subsidiaries (MortCo and Bimini Advisors) has increased in relation to the value of Bimini Capital’s assets to a level that that exceeds the limits for a REIT permitted under the Code.

The failure to qualify as a REIT subjects Bimini Capital’s taxable income to federal and state corporate income taxes at regular corporate rates.  However, Bimini Capital and its subsidiaries have NOL carryforwards that will be available to offset taxable income, if any, in 2015 and future periods.  Management is implementing certain internal restructuring transactions that would maximize its ability to utilize the existing federal NOL carryforwards.

Income Tax Benefit Summary

The income tax benefit included in the consolidated statements of operations consists of the following for the years ended December 31, 2015 and 2014:

(in thousands)
	2015	2014
Current	$482	$22
Deferred	(62,932)	(1,900)
Income tax benefit	$(62,450)	$(1,878)

The income tax benefit differs from the amount computed by applying the federal income tax statutory rate of 34 percent on income before income tax expense.  A reconciliation of income tax at the statutory rate to income tax benefit for the years ended December 31, 2015 and 2014 is presented in the table below.

(in thousands)
	2015	2014
Federal tax based on statutory rate	$(1,094)	$9,798
State income tax	(194)	1,120
Benefit of REIT exemption	-	(779)
Income attributable to non-controlling interest	-	(8,629)
Adjustment to record beginning deferred taxes due to change to taxable status	(9,187)	-
Reduction of deferred tax asset valuation allowance	(52,135)	(3,410)
Other	160	22
Income tax benefit	$(62,450)	$(1,878)

Deferred tax assets consisted of the following as of December 31, 2015 and 2014:

(in thousands)
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$99,106	$94,440
Tax hedges	591	-
Orchid Island Capital, Inc. common stock	3,787	-
Accrued expenses	528	1,077
Management agreement	1,267	1,251
Other	377	145
	105,656	96,913
Valuation allowance	(40,824)	(95,013)
Net deferred tax assets	$64,832	$1,900

As of December 31, 2015 and 2014, Bimini Capital had tax capital loss carryforwards of approximately $0.6 million and $0.5 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2018.  In addition, as of December 31, 2015 and 2014, Bimini Capital had estimated federal NOL carryforwards of approximately $21.3 million and $17.3 million, respectively, and estimated Florida NOL carryforwards of $20.6 million and $16.5 million, respectively.  The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2028.

As of December 31, 2015, MortCo had estimated federal NOL carryforwards of approximately $261.3 million and estimated available Florida NOLs of approximately $33.9 million. As of December 31, 2014, MortCo had estimated federal NOL carryforwards of approximately $263.9 million and estimated available Florida NOLs of approximately $36.4 million.  These NOLs can be used to offset future taxable income and will begin to expire in 2025.

As of December 31, 2014, Bimini Advisors had estimated federal and Florida NOL carryforwards of approximately $1.6 million.  These NOLs were fully utilized during the 2015 tax year to offset taxable income. In connection with Orchid’s IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at December 31, 2015 and 2014 total approximately $1.3 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration.  The valuation allowance relates primarily to the ability to utilize the NOL carryforwards of MortCo in future periods and is based on management’s estimated projections of future taxable income.

MortCo holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  During 2010 (as part of the filing of its 2009 tax returns), MortCo reached a tax filing position related to the EII taxable income that was different from what was reported in previous periods, and included a notice of inconsistent treatment in its tax returns.  MortCo continues to file its tax returns following its 2009 tax filing position, and it continues to include a notice of inconsistent treatment in each return.

The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

NOTE 14.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2015 and 2014.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2015 and 2014.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2015 and 2014. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares would not be included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2015	2014
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$59,079	$7,725
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,373	12,324
Unvested dividend-eligible share based compensation
outstanding at the balance sheet date	78	32
Effect of weighting	(65)	(158)
Weighted average shares-basic and diluted	12,386	12,198
Income per Class A common share:
Basic and diluted	$4.77	$0.63

(in thousands, except per-share information)
	2015	2014
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$152	$20
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income per Class B common share:
Basic and diluted	$4.77	$0.63

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

MBS and Orchid common stock (both based on the fair value option), retained interests, futures contracts, and interest rate swaptions were recorded at fair value on a recurring basis during 2015 and 2014. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Mortgage-backed securities	$83,988	$-	$83,988	$-
Eurodollar futures contracts	402	402	-	-
Orchid Island Capital, Inc. common stock	13,853	13,853	-	-
Retained interests	1,124	-	-	1,124
December 31, 2014
Mortgage-backed securities	$117,831	$-	$117,831	$-
Eurodollar futures contracts	476	476	-	-
Orchid Island Capital, Inc. common stock	12,811	12,811	-	-
Retained interests	1,900	-	-	1,900

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014:

(in thousands)
	Retained Interests
	2015	2014
Balances, January 1	$1,900	$2,531
Gain included in earnings	2,962	3,815
Collections	(3,738)	(4,446)
Balances, December 31	$1,124	$1,900

During the years ended December 31, 2015 and 2014, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of December 31, 2015.

Retained interest fair value ($ in thousands)			$1,124
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	41.6%	Next 10 Months
Loans in Foreclosure	100%	41.6%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.5%	45%	Month 29 and Beyond

		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 15.4 (4.7)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 11.5 (1.2)	27.50% (27.50%)

NOTE 16. RELATED PARTY TRANSACTIONS

Management Agreement

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

Orchid is obligated to reimburse the Company for any direct expenses incurred on its behalf.  In addition, the Company began allocating to Orchid its pro rata portion of certain overhead costs set forth in the management agreement commencing with the calendar quarter beginning July 1, 2014.  Should the Orchid terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the year ended December 31, 2015.

(in thousands)
Management fee	$3,978
Allocated overhead	1,064
Total	$5,042

During the year ended December 31, 2014, the activities of Orchid were consolidated with the activities of the Company as more fully discussed in Note 17.  Amounts received under the management agreement for the year ended December 31, 2014 were eliminated in the consolidation.  At December 31, 2015 and December 31, 2014, the net amount due from Orchid was approximately $0.5 million and $0.3 million, respectively, and is included in “other assets” in the consolidated balance sheets.

During the years ended December 31, 2015 and 2014, Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.6 million and $0.5, respectively.  The compensation for the year ended December 31, 2014 is included in “compensation and related benefits” in the consolidated statements of operations.  The compensation for the year ended December 31, 2015 is not included in the consolidated statements of operations as Orchid is no longer part of the consolidation.

Other Relationships with Orchid

At December 31, 2015 and 2014, the Company owned 1,395,036 and 981,665 shares, respectively of Orchid common stock representing approximately 6.4% and 5.9%, respectively, of the outstanding shares.  During the year ended December 31, 2015, the Company received dividends on this common stock investment of approximately $1.9 million.  Dividends received during the year ended December 31, 2014 were eliminated in the consolidation.

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and owns shares of common stock of Orchid.  Also, Hunter Haas, our Chief Financial Officer, Chief Investment Officer and Treasurer, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors and owns shares of common stock of Orchid.

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

The table below presents the effects of the above on the changes in equity attributable to Bimini Capital stockholders during the year ended December 31, 2014.

(in thousands)
Net income attributable to Bimini Capital	$7,745
Transfers from the noncontrolling interests
Decrease in Bimini Capital's paid-in capital for the sale of 13,357,991 common shares of Orchid
and the effect of the 24,000 shares of unvested restricted shares of Orchid	(622)
Change from net income attributable to Bimini Capital and transfers from noncontrolling interest	$7,123

Net income of Orchid for the year ended December 31, 2014 is allocated between the noncontrolling interests and to Bimini Capital in proportion to their relative ownership interests in Orchid. The following is a roll forward of the noncontrolling interest during the year ended December 31, 2014.

(in thousands)
2014
Balance, January 1	$31,615
Issuance of common shares of Orchid Island Capital, Inc.	171,993
Net income attributed to noncontrolling interest	22,127
Amortization of Orchid Island Capital, Inc. equity plan compensation	65
Cash dividends paid to noncontrolling interest	(20,523)
Deconsolidation of Orchid Island Capital, Inc.	(205,277)
Balance, December 31	$-

The following table summarizes the operating results of Orchid (excluding intercompany transactions) for the year ended December 31, 2014 which are reflected in our consolidated statements of operations for the year ended December 31, 2014.

(in thousands)
Interest income	$31,804
Interest expense	(3,031)
Net interest income	28,773
Unrealized gains on mortgage-backed securities	11,368
Realized gains on mortgage-backed securities	2,791
Losses on derivative instruments	(13,925)
Net portfolio income	29,007

Expenses:
Accrued incentive compensation	500
Directors' fees and liability insurance	569
Audit, legal and other professional fees	588
Direct REIT operating expenses	182
Other administrative	246
Total expenses	2,085

Net income	$26,922

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

Management’s Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  As a result, even systems determined to be effective can provide only reasonable assurance regarding the preparation and presentation of consolidated financial statements.  Moreover, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2015 (the "Proxy Statement").

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
3.6
Articles Supplementary, reclassifying shares of Class A Preferred Stock and Class B Preferred Stock into Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015

3.7
Articles Supplementary, creating the Series A Preferred Stock, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.

3.8	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
4.1
Rights Plan, dated as of December 21, 2015, between the Company and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 22, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 22, 2016	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2016.

Signature	Capacity
/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board, Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director