Form 10-Q
period 2016-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2016-05-11
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐                                           Accelerated filer ☐                                           Non-accelerated filer ☐                                            Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 11, 2016	12,631,627
Class B Common Stock, $0.001 par value	May 11, 2016	31,938
Class C Common Stock, $0.001 par value	May 11, 2016	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$107,160,357	$81,192,199
Unpledged	2,035,979	2,796,200
Total mortgage-backed securities	109,196,336	83,988,399
Cash and cash equivalents	3,140,142	6,310,683
Restricted cash	672,250	401,800
Orchid Island Capital, Inc. common stock, at fair value	14,466,523	13,852,707
Retained interests in securitizations	1,241,846	1,124,278
Accrued interest receivable	430,449	351,049
Property and equipment, net	3,470,370	3,492,612
Deferred tax assets, net	64,646,903	64,832,242
Other assets	2,902,065	2,701,655
Total Assets	$200,166,884	$177,055,425

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$102,793,559	$77,234,249
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	-	1,859,277
Accrued interest payable	74,213	83,957
Other liabilities	1,306,978	2,533,442
Total Liabilities	130,979,190	108,515,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of March 31, 2016 and 2015	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627 shares issued and outstanding as of March 31, 2016 and 12,373,294 shares
issued and outstanding as of December 31, 2015	12,632	12,373
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2016 and 2015	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2016 and 2015	32	32
Additional paid-in capital	334,831,647	334,630,263
Accumulated deficit	(265,656,649)	(266,102,640)
Stockholders’ equity	69,187,694	68,540,060
Total Liabilities and Stockholders' Equity	$200,166,884	$177,055,425
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Interest income	$817,464	$1,207,134
Interest expense	(127,903)	(100,192)
Net interest income, before interest on junior subordinated notes	689,561	1,106,942
Interest expense on junior subordinated notes	(263,611)	(243,473)
Net interest income	425,950	863,469
Unrealized (losses) gains on mortgage-backed securities	(288,244)	829,297
Realized gains on mortgage-backed securities	231,847	-
Losses on derivative instruments	(1,299,863)	(1,014,700)
Net portfolio (loss) income	(930,310)	678,066

Other income:
Advisory services	1,269,019	1,094,655
Gains on retained interests in securitizations	546,020	1,485,756
Unrealized gains on Orchid Island Capital, Inc. common stock	613,816	186,516
Orchid Island Capital, Inc. dividends	585,915	530,099
Other income	230	262
Total other income	3,015,000	3,297,288

Expenses:
Compensation and related benefits	795,710	784,103
Directors' fees and liability insurance	155,538	167,766
Audit, legal and other professional fees	157,073	334,777
Settlement of litigation	-	3,500,000
Administrative and other expenses	261,624	240,542
Total expenses	1,369,945	5,027,188

Net income (loss) before income tax provision	714,745	(1,051,834)
Income tax provision	268,754	337,095

Net income (loss)	$445,991	$(1,388,929)

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.04	$(0.11)
CLASS B COMMON STOCK
Basic and Diluted	$0.04	$(0.11)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,666,545	12,332,416
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2016

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2016	$12,437	$334,630,263	$(266,102,640)	$68,540,060
Net income	-	-	445,991	445,991
Issuance of Class A common shares for equity plan exercises	259	193,491	-	193,750
Amortization of equity plan compensation	-	7,893	-	7,893

Balances, March 31, 2016	$12,696	$334,831,647	$(265,656,649)	$69,187,694
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$445,991	$(1,388,929)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	201,643	20,092
Depreciation	22,242	23,796
Deferred income tax provision	185,339	200,094
Losses (gains) on mortgage-backed securities	56,397	(829,297)
Gains on retained interests in securitizations	(546,020)	(1,485,756)
Unrealized gains on Orchid Island Capital, Inc. common stock	(613,816)	(186,516)
Changes in operating assets and liabilities:
Accrued interest receivable	(79,400)	(12,495)
Other assets	(200,410)	45,485
Accrued interest payable	(9,744)	(13,407)
Other liabilities	(1,226,464)	3,074,874
NET CASH USED IN OPERATING ACTIVITIES	(1,764,242)	(552,059)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(53,818,309)	(986,194)
Sales	25,799,167	-
Principal repayments	2,754,808	4,059,492
Payments received on retained interests in securitizations	428,452	995,531
Increase in restricted cash	(270,450)	(31,320)
Purchases of Orchid Island Capital, Inc. common stock	(1,859,277)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(26,965,609)	4,037,509

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	211,634,019	234,227,774
Principal repayments on repurchase agreements	(186,074,709)	(237,898,135)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	25,559,310	(3,670,361)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,170,541)	(184,911)
CASH AND CASH EQUIVALENTS, beginning of the period	6,310,683	4,699,059
CASH AND CASH EQUIVALENTS, end of the period	$3,140,142	$4,514,148

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$401,258	$357,072
Income taxes	$473,700	$137,001

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”), was formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities (“MBS”).  In addition, the Company manages an MBS portfolio for Orchid Island Capital, Inc. (“Orchid”) and receives fees for providing these services.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors Holdings, LLC, and its wholly-owned subsidiary, Bimini Advisors, LLC (together “Bimini Advisors”), and MortCo TRS, LLC and its consolidated subsidiaries (“MortCo”). All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, requires the consolidation of a variable interest entity (“VIE”) by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE, an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures for entities that have variable interests in VIEs.  As further described in Note 8, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital’s junior subordinated notes.  Pursuant to ASC 810, management has concluded that, while the trust is a VIE, Bimini Capital’s common share investment in the trust is not a variable interest.  Therefore, the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include the fair values of MBS, investment in Orchid common shares, derivatives, retained interests, asset valuation allowances and deferred tax asset allowances recorded for each accounting period.

Statement of Comprehensive Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.

The Company maintains cash balances at several banks, and at times these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2016, the Company’s cash deposits exceeded federally insured limits by approximately $1.7 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Orchid Island Capital, Inc. Common Stock

The Company elected the fair value option for its continuing investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

Advisory Services

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement.  Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Eurodollar futures contracts, but it may enter into other transactions in the future.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock, Eurodollar futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 14 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2016 and December 31, 2015, due to the short-term nature of these financial instruments.

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

Income Taxes

For the calendar year ended December 31, 2015, Bimini Capital, Bimini Advisors and MortCo were separate taxpaying entities for income tax purposes and filed separate Federal income tax returns.  Bimini Advisors remained a separate tax paying entity through January 31, 2016; on that date, Bimini Advisors was reorganized to be an LLC wholly-owned by Bimini Capital.  Beginning with the tax period starting on February 1, 2016, Bimini Capital and Bimini Advisors will be a single tax paying entity.  MortCo continues to be treated as a separate tax paying entity for the year ending December 31, 2016.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies certain aspects related to the accounting for share-based payment transactions, including income tax consequences, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to classification on the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2016 and December 31, 2015:

(in thousands)
	March 31, 2016	December 31, 2015
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$116	$118
Fixed-rate Mortgages	105,325	79,170
Total Pass-Through MBS	105,441	79,288
Structured MBS:
Interest-Only Securities	1,805	2,554
Inverse Interest-Only Securities	1,950	2,146
Total Structured MBS	3,755	4,700
Total	$109,196	$83,988

The following table summarizes the Company’s MBS portfolio as of March 31, 2016 and December 31, 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2016	December 31, 2015
Greater than five years and less than ten years	$2	$3
Greater than or equal to ten years	109,194	83,985
Total	$109,196	$83,988

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of March 31, 2016 and December 31, 2015:

(in thousands)
Series	Issue Date	March 31, 2016	December 31, 2015
HMAC 2004-2	May 10, 2004	$159	$110
HMAC 2004-3	June 30, 2004	482	453
HMAC 2004-4	August 16, 2004	264	75
HMAC 2004-5	September 28, 2004	163	182
HMAC 2004-6	November 17, 2004	174	304
Total		$1,242	$1,124

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2016, the Company had outstanding repurchase agreement obligations of approximately $102.8 million with a net weighted average borrowing rate of 0.68%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $107.5 million.  As of December 31, 2015, the Company had outstanding repurchase agreement obligations of approximately $77.2 million with a net weighted average borrowing rate of 0.61%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $81.5 million.

As of March 31, 2016 and December 31, 2015, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$105,786	$1,730	$-	$107,516
Repurchase agreement liabilities associated with
these securities	$-	$101,503	$1,291	$-	$102,794
Net weighted average borrowing rate	-	0.68%	1.30%	-	0.68%
December 31, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$81,464	$-	$-	$81,464
Repurchase agreement liabilities associated with
these securities	$-	$77,234	$-	$-	$77,234
Net weighted average borrowing rate	-	0.61%	-	-	0.61%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At March 31, 2016 and December 31, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $4.7 million and $3.5 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at March 31, 2016 or December 31, 2015.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivatives and other hedging contracts.  To date the Company has entered into Eurodollar  and T-Note futures contracts, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of March 31, 2016 and December 31, 2015, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company’s account on a daily basis and reflected in earnings as they occur. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar futures positions at March 31, 2016 and December 31, 2015.

($ in thousands)
As of March 31, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.59%	0.76%	$(351)
2017	56,000	2.23%	0.95%	(719)
2018	43,000	2.21%	1.17%	(444)
2019	30,000	1.63%	1.46%	(51)
Total / Weighted Average	$45,600	1.96%	1.05%	$(1,565)

($ in thousands)
As of March 31, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	1.73%	0.76%	$(190)
2017	26,000	2.49%	0.95%	(399)
2018	26,000	2.16%	1.19%	(252)
2019	26,000	1.65%	1.46%	(47)
2020	26,000	1.95%	1.73%	(56)
2021	26,000	2.22%	1.99%	(61)
Total / Weighted Average	$26,000	2.05%	1.37%	$(1,005)

($ in thousands)
As of December 31, 2015
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.45%	0.98%	$(264)
2017	56,000	2.23%	1.59%	(362)
2018	56,000	2.65%	1.91%	(207)
Total / Weighted Average	$56,000	2.00%	1.41%	$(833)

($ in thousands)
As of December 31, 2015
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	1.77%	0.98%	$(205)
2017	26,000	2.49%	1.59%	(234)
2018	26,000	2.94%	1.91%	(134)
Total / Weighted Average	$26,000	2.29%	1.41%	$(573)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Loss From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2016 and 2015.

(in thousands)
	2016	2015
Eurodollar futures contracts (short positions)	$(1,300)	$(1,015)
Net losses on derivative instruments	$(1,300)	$(1,015)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk in several ways.  For instruments which are not centrally cleared on a registered exchange, the Company limits its counterparties to major financial institutions with acceptable credit ratings, and by monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements, and may have difficulty obtaining its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company’s derivative instruments are included in restricted cash on the consolidated balance sheets.

NOTE 6. PLEDGED ASSETS

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of March 31, 2016 and December 31, 2015.

($ in thousands)
As of March 31, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$105,441	$-	$105,441
Structured MBS - at fair value	1,719	-	1,719
Accrued interest on pledged securities	356	-	356
Cash	-	672	672
Total	$107,516	$672	$108,188

($ in thousands)
As of December 31, 2015
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$79,288	$-	$79,288
Structured MBS - at fair value	1,904	-	1,904
Accrued interest on pledged securities	272	-	272
Cash	-	402	402
Total	$81,464	$402	$81,866

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2016 and December 31, 2015.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2016
Repurchase Agreements	$102,794	$-	$102,794	$(102,794)	$-	$-
December 31, 2015
Repurchase Agreements	$77,234	$-	$77,234	$(77,234)	$-	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Note 6 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

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

As of March 31, 2016 and December 31, 2015, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2016, the interest rate was 4.13%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital’s Class A Common Stock issued during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Shares Issued Related To:	2016	2015
Directors' compensation	-	8,115
Vesting incentive plan shares	258,333	-
Total shares of Class A Common Stock issued	258,333	8,115

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2016 and 2015.

NOTE 10.    STOCK INCENTIVE PLANS

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

Share Awards

During the three months ended March 31, 2016, the Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of service in 2015.  The bonuses consisted of cash of approximately $0.5 million and 258,333 fully vested shares of the Company’s Class A Common Stock with an approximate value of $0.2 million, or $0.75 per share.  The shares were issued under the 2011 Plan.  For purposes of these bonuses, shares of the Company’s common stock were valued based on the closing price of the Company’s Class A Common Stock on January 15, 2016, the Bonus Date. The expense related to this bonus was accrued at December 31, 2015 and does not affect the results of operations for the three months ended March 31, 2016.

Performance Units

The Compensation Committee of the Board of Directors (the “Committee”) may issue Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.

The following table presents the activity related to Performance Units during the three months ended March 31, 2016 and 2015:

	Three Months Ended
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	77,500	$1.22	31,500	$1.78
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	77,500	$1.22	31,500	$1.78

Compensation expense during the period		$8		$5
Unrecognized compensation expense at period end		$67		$51
Weighted-average remaining vesting term (in years)		2.3		2.7
Intrinsic value of unvested shares at period end		$127		$55

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at March 31, 2016.

NOTE 12.  INCOME TAXES

The total income tax provision recorded for the three months ended March 31, 2016 and 2015 was $0.3 million and $0.3 million, respectively, on consolidated pre-tax book income (loss) of $0.7 million and $(1.1) million in the three months ended March 31, 2016 and 2015, respectively.

The consolidated loss for the three months ended March 31, 2015 consisted of a loss of approximately $3.0 million attributed to Bimini Capital and income of approximately $1.9 million attributed to the operation of Bimini Advisors and MortCo.  At March 31, 2015, the Company anticipated Bimini Capital retaining its Real Estate Investment Trust exemption under the Internal Revenue Code of 1986; therefore, no income tax benefit was accrued related to this loss.

The Company’s tax provision is based on projected effective rate based annualized amounts and includes the expected realization of a portion of the tax benefits of the federal and state net operating losses carryforwards (“NOLs”) in 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2016 and 2015.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2016 and 2015.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2016. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities. The average number of dividend eligible stock incentive plan shares that were anti-dilutive and not included in diluted earnings per share for the three months ended March 31, 2015 was 31,600.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2016 and 2015.

(in thousands, except per-share information)
	2016	2015
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$445	$(1,385)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,333
Unvested dividend-eligible incentive plan shares
outstanding at the balance sheet date	78	-
Effect of weighting	(43)	(1)
Weighted average shares-basic and diluted	12,667	12,332
Income (loss) per Class A common share:
Basic and diluted	$0.04	$(0.11)

(in thousands, except per-share information)
	2016	2015
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$1	$(4)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.04	$(0.11)

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

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during the three months ended March 31, 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Mortgage-backed securities	$109,196	$-	$109,196	$-
Margin posted on derivative agreements	672	672	-	-
Orchid Island Capital, Inc. common stock	14,467	14,467	-	-
Retained interests	1,242	-	-	1,242
December 31, 2015
Mortgage-backed securities	$83,988	$-	$83,988	$-
Margin posted on derivative agreements	402	402	-	-
Orchid Island Capital, Inc. common stock	13,853	13,853	-	-
Retained interests	1,124	-	-	1,124

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015:

(in thousands)
	Retained Interests
	2016	2015
Balances, January 1	$1,124	$1,900
Gain included in earnings	546	1,486
Collections	(428)	(996)
Balances, March 31	$1,242	$2,390

During the three months ended March 31, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2016.

Retained interests fair value (in thousands)			$1,242
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	29%	Next 10 Months
Loans in Foreclosure	100%	29%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	3.0%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 14.9 (9.8)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.3 - 4.1 (1.7)	27.50% (27.50%)

NOTE 15. RELATED PARTY TRANSACTIONS

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

NOTE 15. RELATED PARTY TRANSACTIONS

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

Orchid is obligated to reimburse the Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors Orchid’s pro rata portion of certain overhead costs set forth in the management agreement.  Should the Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2016 and 2015.

($ in thousands)
	2016	2015
Management fee	$971	$855
Allocated overhead	298	240
Total	$1,269	$1,095

At March 31, 2016 and December 31, 2015, the net amount due from Orchid was approximately $0.4 million and $0.5 million, respectively, and is included in “other assets” in the consolidated balance sheets.  During the three months ended March 31, 2016 and 2015, Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.2 million and $0.2 million, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

At March 31, 2016 and December 31, 2015, the Company owned 1,395,036 shares of Orchid common stock representing approximately 6.4% of the outstanding shares.  During the three months ended March 31, 2016 and 2015, the Company received dividends on this common stock investment of approximately $0.6 million and $0.5 million, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and owns shares of common stock of Orchid.  Also, Hunter Haas, the Chief Financial Officer, Chief Investment Officer and Treasurer of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors and owns shares of common stock of Orchid.

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

Overview

Bimini Capital Management, Inc. (“Bimini Capital” or the “Company”) was formed in September 2003 to invest primarily in residential mortgage-backed securities (“MBS”) issued and guaranteed by a federally chartered corporation or agency (“Agency MBS”). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS (“PT MBS”) and (ii) structured Agency MBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency MBS.

As described more fully below under “Outlook/Tax Matters”, the Company no longer operates as a Real Estate Investment Trust (“REIT”) and possesses significant net operating loss carryforwards (“NOL”), as does its wholly-owned subsidiary, MortCo TRS, LLC (“MortCo”). In order to more effectively utilize the NOLs the Company began the process of transferring MBS assets from the Company to MortCo in late 2015 and continued to do so during the period ended March 31, 2016.  The Company plans to ultimately transfer all or substantially all of the existing MBS assets to MortCo and to grow the MBS portfolio at MortCo over time in order to utilize NOLs at MortCo before their expiration.  After such transfer is complete the MBS portfolio management operations will be conducted at MortCo and not at the Company.

In 2013, the Company also began to serve as the external manager of the portfolio of Orchid Island Capital, Inc. (“Orchid”), through its wholly owned subsidiary, Bimini Advisors Holdings, LLC (“Bimini Advisors”).  From this arrangement, the Company receives management fees and expense reimbursements.  As Manager, Bimini Advisors is responsible for administering Orchid’s business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid’s board of directors and has only such functions and authority as delegated to it. In addition, the Company receives dividends from its investment in Orchid common shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the Federal Reserve and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act; and
•	our ability to utilize net operating loss carryforwards and capital loss carryforwards to reduce our taxable income.

Dividends to Stockholders

During the three months ended March 31, 2016, Bimini Capital made no dividend declarations.  All distributions are made at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial conditions, availability of net operating losses and other factors that may be deemed relevant.

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015.

Net Income (Loss) Summary

Consolidated net income for the three months ended March 31, 2016 was $0.4 million, or $0.04 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net loss of $1.4 million, or $0.11 basic and diluted loss per share of Class A Common Stock, for the three months ended March 31, 2015.

The components of net income (loss) for the three months ended March 31, 2016 and 2015, along with the changes in those components are presented in the table below.  As described below, expenses in the three month period ended March 31, 2015, include $3.5 million to settle litigation.

(in thousands)
	2016	2015	Change
Net portfolio interest	$690	$1,107	$(417)
Interest expense on junior subordinated notes	(264)	(243)	(21)
Losses on MBS and derivative agreements	(1,356)	(186)	(1,170)
Net portfolio (loss) income	(930)	678	(1,608)
Other income	3,015	3,297	(282)
Expenses, including income taxes	(1,639)	(5,364)	3,725
Net income (loss)	$446	$(1,389)	$1,835

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically interest rate futures contracts, such as Eurodollar and Treasury Note (“T-Note”) futures contracts, to hedge a portion of the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each interest rate futures contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate.

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of March 31, 2016, the Company has Eurodollar futures contracts in place through 2021. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, losses on derivative instruments, calculated in accordance with GAAP for the three months ended March 31, 2016 and for each quarter in 2015.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2016	$(787)	$(513)	$(1,300)
December 31, 2015	426	197	623
September 30, 2015	(676)	(315)	(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2016	$(45)	$(80)	$(125)
December 31, 2015	(31)	(80)	(111)
September 30, 2015	(20)	(74)	(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2016	$(742)	$(433)	$(1,175)
December 31, 2015	457	277	734
September 30, 2015	(656)	(241)	(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			Gains
			(Losses) on
			Derivative
			Instruments		Net Portfolio
			Attributed		Interest Income
	Interest	GAAP	to Current	Economic	GAAP	Economic
	Income	Basis	Period(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2016	$817	$128	$(45)	$173	$690	$645
December 31, 2015	1,035	120	(31)	151	915	884
September 30, 2015	996	107	(20)	127	889	869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
			Interest Expense on Junior Subordinated Notes
				Gains
				(Losses) on
				Derivative
	Net Portfolio			Instruments
	Interest Income			Attributed		Net Interest Income
	GAAP	Economic	GAAP	to Current	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Period(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
March 31, 2016	$690	$645	$264	$(80)	$344	$426	$301
December 31, 2015	915	884	255	(80)	335	660	549
September 30, 2015	889	869	252	(74)	326	637	543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the three months ended March 31, 2016, the Company generated $0.7 million of net portfolio interest income, consisting of $0.8 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2015, the Company generated $1.1 million of net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.  The $0.4 million decrease in interest income for the three months ended March 31, 2016 was due to a combination of a 75 basis point decrease in yields earned on the portfolio and the $20.1 million decrease in average MBS balances.

The Company’s economic interest expense on repurchase liabilities for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.1 million, respectively, resulting in $0.6 million and $1.1 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2016 and for each quarter in 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2016	$96,592	$817	3.39%	90,014	$128	$173	0.57%	0.77%
December 31, 2015	103,551	1,035	4.00%	95,456	119	151	0.50%	0.63%
September 30, 2015	115,437	996	3.45%	107,442	108	127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2016	$690	$645	2.82%	2.62%
December 31, 2015	915	884	3.50%	3.37%
September 30, 2015	889	869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on pages 28 and 29 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the tables on page 28 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS Securities.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $0.8 million for the three months ended March 31, 2016 and $1.2 million for the three months ended March 31, 2015.  Average MBS holdings were $96.6 million and $116.7 million for the three months ended March 31, 2016 and 2015, respectively. The $0.4 million decrease in interest income was due to a $20.1 million decrease in average MBS holdings, combined with a 75 basis point decrease in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
March 31, 2016	$92,365	$4,227	$96,592	$783	$34	$817	3.39%	3.25%	3.39%
December 31, 2015	98,585	4,966	103,551	1,057	(22)	1,035	4.29%	(1.82)%	4.00%
September 30, 2015	109,582	5,855	115,437	1,038	(42)	996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding balances under repurchase agreements for the Company were $90.0 million and $108.1 million, generating interest expense of $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.  Our average cost of funds was 0.57% and 0.37% for three months ended March 31, 2016 and 2015, respectively.  There was a 20 basis point increase in the average cost of funds and an $18.1 million decrease in average outstanding balances under repurchase agreements during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 17 basis points above the average one-month LIBOR and 27 basis points below the average six-month LIBOR for the quarter ended March 31, 2016.  The Company’s average economic cost of funds was 37 basis points above the average one-month LIBOR and 7 basis points below the average six-month LIBOR for the quarter ended March 31, 2016. The average term to maturity of the outstanding repurchase agreements increased from 17 days at December 31, 2015 to 20 days at March 31, 2016.

The tables below present the average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the three months ended March 31, 2016 and for each quarter in 2015 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2016	$90,014	$128	$173	0.57%	0.77%
December 31, 2015	95,456	120	151	0.50%	0.63%
September 30, 2015	107,442	107	127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%
December 31, 2015	0.28%	0.65%	0.22%	(0.15)%	0.35%	(0.02)%
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%

Junior Subordinated Notes

Interest expense on the Company’s junior subordinated debt securities was approximately $0.3 million for the three month period ended March 31, 2016, compared to $0.2 for the same period in 2015.  The average rate of interest paid for the three months ended March 31, 2016 was 4.01% compared to 3.75% for the comparable period in 2015. The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2016, the interest rate was 4.13%.

Gains or Losses and Other Income

The table below presents the Company’s gains or losses and other income for the three months ended March 31, 2016 and 2015.

(in thousands)
	2016	2015	Change
Realized gains on sales of MBS	$232	$-	$232
Unrealized (losses) gains on MBS	(288)	829	(1,117)
Total (losses) gains on MBS	(56)	829	(885)
Losses on derivative instruments	(1,300)	(1,015)	(285)
Advisory services	1,269	1,095	174
Gains on retained interests	546	1,486	(940)
Unrealized gains on Orchid Island Capital, Inc.	614	187	427
Orchid Island Capital, Inc. dividends	586	530	56

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the three months ended March 31, 2016, the Company received proceeds of $25.8 million from the sales of MBS.   For the three months ended March 31, 2015, the Company did not dispose of any MBS.

The fair value of the Company’s MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.

(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.

(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the three months ended March 31, 2016, the Company recorded gains on retained interests of $0.5 million compared to gains of $1.5 million and for the three months ended March 31, 2015.  The lower value in the current period is primarily due to lower projected future cash flows and a longer projected weighted average life.

Advisory Services

Advisory services revenue consist of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.

Operating Expenses

For the three months ended March 31, 2016, the Company’s total operating expenses were approximately $1.4 million compared to approximately $5.0 million for the three months ended March 31, 2015.

(in thousands)
	2016	2015	Change
Compensation and benefits	$796	$784	$12
Legal fees	64	177	(113)
Accounting, auditing and other professional fees	93	157	(64)
Directors’ fees and liability insurance	156	168	(12)
Settlement of litigation	-	3,500	(3,500)
Other G&A expenses	261	241	20
	$1,370	$5,027	$(3,657)

In May 2015, Bimini Capital agreed to settle a legal action.  In connection with the settlement, a loss of $3.5 million was charged to operations for the three months ended March 31, 2015.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2016, the Company’s MBS portfolio consisted of $109.2 million of agency or government MBS at fair value and had a weighted average coupon of 4.33%.  During the three months ended March 31, 2016, the Company received principal repayments of $2.8 million compared to $4.1 million for the comparable period ended March 31, 2015.  The average prepayment speeds for the quarters ended March 31, 2016 and 2015 were 14.3% and 10.5%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2016	11.8	16.6	14.3
December 31, 2015	7.9	13.7	10.4
September 30, 2015	13.4	12.4	13.0
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5

The following tables summarize certain characteristics of the Company’s PT MBS and structured MBS as of March 31, 2016 and December 31, 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2016
Fixed Rate MBS	$105,325	96.5%	4.32%	326	1-Mar-46	NA	NA	NA
Hybrid Adjustable Rate MBS	116	0.1%	4.00%	310	20-Jan-42	12.03	9.00%	1.00%
Total PT MBS	105,441	96.6%	4.32%	326	1-Mar-46	NA	NA	NA
Interest-Only Securities	1,805	1.6%	3.10%	236	25-Feb-39	n/a	n/a	n/a
Inverse Interest-Only Securities	1,950	1.8%	6.09%	298	25-Apr-41	n/a	6.52%	n/a
Total Structured MBS	3,755	3.4%	4.65%	268	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$109,196	100.0%	4.33%	324	1-Mar-46	NA	NA	NA
December 31, 2015
Fixed Rate MBS	$79,170	94.3%	4.26%	313	1-Sep-45	NA	NA	NA
Hybrid Adjustable Rate MBS	118	0.1%	4.00%	313	20-Jan-42	15.03	9.00%	1.00%
Total PT MBS	79,288	94.4%	4.26%	313	1-Sep-45	NA	NA	NA
Interest-Only Securities	2,554	3.0%	3.10%	242	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,146	2.6%	6.12%	301	25-Apr-41	NA	6.53%	NA
Total Structured MBS	4,700	5.6%	4.48%	269	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$83,988	100.0%	4.27%	310	1-Sep-45	NA	NA	NA

($ in thousands)
	March 31, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$75,994	69.6%	$42,065	50.1%
Freddie Mac	32,542	29.8%	40,929	48.7%
Ginnie Mae	660	0.6%	994	1.2%
Total Portfolio	$109,196	100.0%	$83,988	100.0%

	March 31, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$109.12	$107.96
Weighted Average Structured Purchase Price	$6.11	$6.11
Weighted Average Pass-through Current Price	$109.92	$107.86
Weighted Average Structured Current Price	$7.20	$8.45
Effective Duration (1)	2.701	2.326

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.701 indicates that an interest rate increase of 1.0% would be expected to cause a 2.701% decrease in the value of the MBS in the Company’s investment portfolio at March 31, 2016.  An effective duration of 2.326 indicates that an interest rate increase of 1.0% would be expected to cause a 2.326% decrease in the value of the MBS in the Company’s investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio but do include the effect of the Company’s funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company’s portfolio assets acquired during the three months ended March 31, 2016 and 2015.

($ in thousands)
	Three Months Ended March 31,
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$53,818	$111.36	2.51%	$-	$-	-
Structured MBS	-	-	-	986	8.18	10.23%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2016, assuming rates instantaneously fall 100 basis points (“bps”), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	$116	$2	$(2)	$(3)	1.51%	(1.52)%	(2.77)%
Fixed Rate MBS	105,325	2,789	(5,035)	(10,972)	2.65%	(4.78)%	(10.42)%
Interest-Only MBS	1,805	(872)	754	1,227	(48.32)%	41.77%	67.94%
Inverse Interest-Only MBS	1,950	(299)	9	(229)	(15.35)%	0.45%	(11.75)%
Total MBS Portfolio	$109,196	$1,620	$(4,274)	$(9,977)	1.48%	(3.91)%	(9.14)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$684,000	$(718)	$1,710	$3,420	(0.42)%	1.01%	2.02%
Junior Subordinated Debt Hedges	598,000	(993)	1,495	2,990	(0.67)%	1.01%	2.03%
	$1,282,000	$(1,711)	$3,205	$6,410	(0.54)%	1.01%	2.02%

Gross Totals		$(91)	$(1,069)	$(3,567)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of March 31, 2016, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with three of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company’s MBS and cash and bear interest rates that are based on a spread to LIBOR.

As of March 31, 2016, the Company had obligations outstanding under the repurchase agreements of approximately $102.8 million with a net weighted average borrowing cost of 0.68%. The remaining maturity of the Company’s outstanding repurchase agreement obligations ranged from 11 to 43 days, with a weighted average maturity of 20 days.  Securing the repurchase agreement obligation as of March 31, 2016 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $107.5 million and a weighted average maturity of 326 months.  Through May 11, 2016, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2016 with maturities through July 25, 2016.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2016	$102,794	$90,014	$12,780	14.20	%(1)
December 31, 2015	77,234	95,456	(18,222)	(19.09	)%(2)
September 30, 2015	113,677	107,442	6,235	5.80%
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	106,294	108,129	(1,835)	(1.70)%

(1)
The higher ending balance relative to the average balance during the quarter ended March 31, 2016 reflects the repositioning of the portfolio. During the quarter ended March 31, 2016, the Company’s investment in PT MBS increased $26.2 million.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of March 31, 2016, the Company had cash and cash equivalents of $3.1 million.  We generated cash flows of $3.5 million from principal and interest payments on our MBS portfolio and $0.4 million from retained interests and had average repurchase agreements outstanding of $90.0 million during the three months ended March 31, 2016.  In addition, during the three months ended March 31, 2016, the Company received approximately $1.3 million in management fees and expense reimbursements as manager of Orchid and approximately $0.6 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital agreed to settle a legal action.  A loss of $3.5 million has been charged to operations for the three months ended March 31, 2015 related to this settlement.  Although payments under the settlement agreement will reduce the Company’s liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the remaining payment obligations as they come due.

The table below summarizes the effect that certain future contractual obligations existing as of March 31, 2016 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$102,794	$-	$-	$-	$102,794
Interest expense on repurchase agreements(1)	66	-	-	-	66
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,136	2,179	2,182	16,038	21,535
Litigation settlement	250	500	250	-	1,000
Totals	$104,246	$2,679	$2,432	$42,038	$151,395

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2016 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

Outlook

Orchid Island Capital Inc.

To the extent Orchid is able to increase its capital base over time, we will benefit via increased management fees.  In addition, Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement.  As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.

The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end our ability to collect management fees and share overhead costs.  Should Orchid terminate the management agreement without cause, it will pay us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

Tax Matters

Bimini Capital was taxed as a REIT under the Code until December 31, 2014.  Certain trends and events experienced during 2015 caused Bimini Capital to no longer meet the Code’s rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 reduced and may continue to reduce the value of Bimini Capital’s assets and revenues generated by our MBS portfolio.  Consequently, the aggregate value of our two TRSs (MortCo and Bimini Advisors) increased in relation to the value of Bimini Capital’s assets to a level that exceeds the limits permitted under the Code.

The termination of our REIT status subjects Bimini Capital’s taxable income to federal and state corporate income taxes at regular corporate rates.  However, Bimini Capital and its subsidiaries have NOL carryforwards that, subject to various expiration dates, are available to offset taxable income.  Under our current ownership structure, the NOL carryforwards of each entity may generally be applied only to offset the taxable income of that entity. However, management is implementing certain internal restructuring transactions that would maximize our ability to utilize the existing federal NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration.  We currently provide a valuation allowance for a portion of the deferred tax assets.  The valuation allowance relates primarily to the ability to utilize the NOL carryforwards of MortCo in future periods and is based on management’s estimated projections of future taxable income.

In addition, the termination of our REIT status eliminated the income, asset, distribution, and stock ownership requirements applicable to REITs, which provides us with more flexibility in executing our business strategy. Specifically, because we are no longer required to derive a significant portion of our income from mortgage or other real estate related investments, we have greater flexibility to invest in other types of assets as part of our principal investing activity, subject to maintaining compliance with our exclusion from regulation as an investment company under the Investment Company Act. In addition, because we no longer are subject to the REIT distribution requirement, we have greater flexibility to retain our earnings to fund future growth.

Interest Rates

The global interest rate and capital markets volatility we experienced during the fourth quarter of 2015 continued for the first six or seven weeks of 2016. Economic data for the fourth quarter appeared weak and, as we moved into 2016, early reads on the state of the economy for the first quarter appeared weak as well.  Global financial markets were rocked by a new leg lower in oil which touched a multi-decade low in late January/early February.  Global equity markets reacted negatively and reached new lows last seen in August of 2015, when events in China roiled the markets. Both the oil and equity markets have since recovered, but the impact of these events had a meaningful impact on the Federal Reserve (the ”Fed”) and their outlook for additional rate hikes.  At the conclusion of the Federal Open Market Committee meeting in March and again in a public speech at the Economics Club of NY shortly thereafter, Chair Yellen made it clear the Fed was keenly focused on overseas events, the condition of the financial markets and their impact of the domestic economy.  Financial markets took these words to heart and current market pricing implied by Fed Funds futures and Eurodollar futures markets is for at most one additional hike in 2016.  This is in sharp contrast to the four 2016 rate hikes signaled by the Fed last December.  Public pronouncements by some Fed members have sounded more hawkish and implied the Fed may be close to resuming their removal of accommodation but Chair Yellen has also made it clear that words to the contrary spoken by other members of the committee will not carry the vote at future meetings.  The Chair’s position of control of the Fed appears to have strengthened over the past few months.

As we entered the second quarter of 2016 the U.S. economy generally appears to be on a trajectory of slow, sustainable growth.  However, many production based economic indicators were less positive in the fourth quarter of 2015 and the consensus forecast for first quarter of 2016 economic growth in the U.S. has dropped substantially from approximately 2.5% at the onset of the quarter to well under 1% currently. Most market participants expect a slight rebound over the course of the year.  The outlook has become somewhat less clear of late as output and production based measures of economic growth remain quite weak – reflecting the severe slow-down in mining and oil production as well as manufacturing slow down resulting from the strong dollar.  Employment based measures remain quite strong, however, and indicate the economy may be approaching full employment.  This divergence in economic indicators has contributed to the volatility in the markets and, as the Fed appears quite concerned with financial market volatility, reinforced the market’s conviction that the Fed will raise rates at an even slower rate than the Fed itself believes.

When and if the Fed does resume their tightening cycle and raises short term interest rates, a higher cost of capital for the Company could, in the longer-term, lead to narrowing net interest margins and lower yields on existing Agency MBS. Home sales and new single-family home construction remain relatively slow due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low Agency MBS issuance. The Fed’s purchases of Agency MBS through reinvesting principal and interest payments it receives on its existing Agency MBS portfolio have continued to dominate the Agency MBS markets, where many participants perceive a lack of liquidity. The Fed’s purchases have contributed to strong Agency MBS demand and limited new investment opportunities in the fourth quarter of 2015. While the Fed has not indicated when it will cease or reduce its Agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheet than for cash, U.S. Treasuries and MBS issued by Ginnie Mae.

While there are signs that slow and steady economic growth will continue to persist in the United States, uncertainty continues to dominate the market. We believe the general business environment will continue to be challenging for the rest of 2016. Our growth outlook is dependent, in part, on the strength of the financial markets, the impact of fiscal and monetary policy actions by the United States and other countries, and liquidity in the financial system. We do not anticipate the U.S. moving into a negative interest rate environment, and believe that the Fed will continue to remove accommodation at a very slow rate.  Our portfolio positioning is therefore unlikely to change materially over the course of the year.  We will continue to closely monitor the developments in the market and may seek to re-align our strategy as we evaluate the opportunities across the spectrum in the mortgage industry and other types of assets in a continuing effort to seek the highest risk-adjusted returns for our capital.

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

Summary

Over the past quarter the spread between short and long-term interest rates has been volatile as the market reacted to economic data and changing views on future rate hikes by the Federal Reserve.  This has marginally affected our net interest margin as spreads between Agency MBS and benchmark interest rates widened during the early stages of the first quarter before tightening into quarter end.  The spread ended the quarter above the year end level of 2015, but has since retraced most of the first quarter widening. Prepayment rates have increased as longer term rates declined during the quarter and, to the extent prepayment rates remain elevated, this could put pressure on our net interest margin. The market remains highly skeptical of the extent and timing of Federal Reserve increases in interest rates and the growth prospects for the global economy. However, economic data, as it is released, continues to have a significant impact in shaping market expectations.  These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

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

GAAP requires the Company’s management to make complex and subjective decisions and assessments.  The Company’s most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

At March 31, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 22, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, the Company issued a total of 258,333 shares of Class A Common Stock to the Company’s executive officers in consideration for services performed for the Company.  The shares were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, contained in Section 4(a)(2) thereto.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 11, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 11, 2016	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)