Form 10-Q
period 2016-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2016-08-10
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 10, 2016	12,631,627
Class B Common Stock, $0.001 par value	August 10, 2016	31,938
Class C Common Stock, $0.001 par value	August 10, 2016	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$109,365,163	$81,192,199
Unpledged	1,472,840	2,796,200
Total mortgage-backed securities	110,838,003	83,988,399
Cash and cash equivalents	3,879,595	6,310,683
Restricted cash	562,630	401,800
Orchid Island Capital, Inc. common stock, at fair value	14,354,920	13,852,707
Retained interests in securitizations	1,359,275	1,124,278
Accrued interest receivable	426,005	351,049
Property and equipment, net	3,448,624	3,492,612
Deferred tax assets, net	64,300,364	64,832,242
Other assets	2,921,690	2,701,655
Total Assets	$202,091,106	$177,055,425

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$103,724,730	$77,234,249
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	-	1,859,277
Accrued interest payable	118,979	83,957
Other liabilities	1,645,672	2,533,442
Total Liabilities	132,293,821	108,515,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of June 30, 2016 and 2015	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627 shares issued and outstanding as of June 30, 2016 and 12,373,294 shares
issued and outstanding as of December 31, 2015	12,632	12,373
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2016 and December 31, 2015	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2016 and December 31, 2015	32	32
Additional paid-in capital	334,839,540	334,630,263
Accumulated deficit	(265,054,951)	(266,102,640)
Stockholders' equity	69,797,285	68,540,060
Total Liabilities and Stockholders' Equity	$202,091,106	$177,055,425
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Interest income	$1,842,540	$2,281,256	$1,025,076	$1,074,122
Interest expense	(301,973)	(198,334)	(174,069)	(98,142)
Net interest income, before interest on junior subordinated notes	1,540,567	2,082,922	851,007	975,980
Interest expense on junior subordinated notes	(539,972)	(491,461)	(276,361)	(247,988)
Net interest income	1,000,595	1,591,461	574,646	727,992
Unrealized (losses) gains on mortgage-backed securities	(39,157)	(197,399)	249,087	(1,026,695)
Realized gains on mortgage-backed securities	250,973	-	19,126	-
(Losses) gains on derivative instruments	(2,057,475)	(1,009,075)	(757,613)	5,625
Net portfolio (loss) income	(845,064)	384,987	85,246	(293,078)

Other income:
Advisory services	2,542,536	2,382,357	1,273,517	1,287,702
Gains on retained interests in securitizations	1,079,867	2,538,580	533,847	1,052,824
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	502,213	(1,806,264)	(111,603)	(1,992,780)
Orchid Island Capital, Inc. dividends	1,171,830	1,060,198	585,915	530,099
Other income	460	477	230	214
Total other income	5,296,906	4,175,348	2,281,906	878,059

Expenses:
Compensation and related benefits	1,551,017	1,521,725	755,307	737,621
Directors' fees and liability insurance	311,075	342,703	155,538	174,937
Audit, legal and other professional fees	295,150	1,047,451	138,078	712,674
Settlement of litigation	-	3,500,000	-	-
Administrative and other expenses	566,556	433,552	304,930	193,012
Total expenses	2,723,798	6,845,431	1,353,853	1,818,244

Net income (loss) before income tax provision	1,728,044	(2,285,096)	1,013,299	(1,233,263)
Income tax provision	680,355	608,311	411,601	271,216

Net income (loss)	$1,047,689	$(2,893,407)	$601,698	$(1,504,479)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.08	$(0.23)	$0.05	$(0.12)
CLASS B COMMON STOCK
Basic and Diluted	$0.08	$(0.23)	$0.05	$(0.12)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,687,836	12,339,358	12,709,127	12,346,224
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2016

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2016	$12,437	$334,630,263	$(266,102,640)	$68,540,060
Net income	-	-	1,047,689	1,047,689
Issuance of Class A common shares for equity plan exercises	259	193,491	-	193,750
Amortization of equity plan compensation	-	15,786	-	15,786

Balances, June 30, 2016	$12,696	$334,839,540	$(265,054,951)	$69,797,285
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,047,689	$(2,893,407)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	209,536	49,036
Depreciation	43,988	47,198
Deferred income tax provision	531,878	471,310
(Gains) losses on mortgage-backed securities	(211,816)	197,399
Gains on retained interests in securitizations	(1,079,867)	(2,538,580)
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock	(502,213)	1,806,264
Changes in operating assets and liabilities:
Accrued interest receivable	(74,956)	20,059
Other assets	(220,035)	307,426
Accrued interest payable	35,022	(5,286)
Other liabilities	(887,770)	3,251,276
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,108,544)	712,695

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(74,459,950)	(986,194)
Sales	41,767,104	-
Principal repayments	6,055,058	10,858,661
Payments received on retained interests in securitizations	844,870	2,296,806
Increase in restricted cash	(160,830)	(1,813,890)
Purchases of Orchid Island Capital, Inc. common stock	(1,859,277)	-
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(27,813,025)	10,355,383

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	424,489,350	451,679,644
Principal repayments on repurchase agreements	(397,998,869)	(460,437,709)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	26,490,481	(8,758,065)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,431,088)	2,310,013
CASH AND CASH EQUIVALENTS, beginning of the period	6,310,683	4,699,059
CASH AND CASH EQUIVALENTS, end of the period	$3,879,595	$7,009,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$806,923	$695,081
Income taxes	$515,433	$137,001

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation ("Bimini Capital" or the "Company"), was formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities ("MBS").  In addition, the Company manages an MBS portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors Holdings, LLC, and its wholly-owned subsidiary, Bimini Advisors, LLC (together "Bimini Advisors"), and MortCo TRS, LLC and its consolidated subsidiaries ("MortCo"). All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, requires the consolidation of a variable interest entity ("VIE") by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE, an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures for entities that have variable interests in VIEs.  As further described in Note 8, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes.  Pursuant to ASC 810, management has concluded that, while the trust is a VIE, Bimini Capital's common share investment in the trust is not a variable interest.  Therefore, the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company maintains cash balances at several banks, and at times these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2016, the Company's cash deposits exceeded federally insured limits by approximately $2.2 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through ("PT") certificates, collateralized mortgage obligations, and interest-only ("IO") securities and inverse interest-only ("IIO") securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

The Company records MBS transactions on the trade date. Security purchases that have not settled as of the balance sheet date are included in the MBS balance with an offsetting liability recorded, whereas securities sold that have not settled as of the balance sheet date are removed from the MBS balance with an offsetting receivable recorded.

The fair value of the Company's investment in MBS is governed by ASC Topic 820, Fair Value Measurement.  The definition of fair value in ASC Topic 820 focuses on the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on independent pricing sources and/or third-party broker quotes, when available.

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains on MBS in the consolidated statements of operations.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset's carrying value. At each reporting date, the effective yield is adjusted prospectively from the reporting period based on the new estimate of prepayments and the contractual terms of the security. For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security. Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

Orchid Island Capital, Inc. Common Stock

The Company has elected the fair value option for its continuing investment in Orchid common shares. The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations. We estimate the fair value of our investment in Orchid on a market approach using "Level 1" inputs based on the quoted market price of Orchid's common stock on a national stock exchange. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

Advisory Services

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf.

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by MortCo. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management's best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2016 and December 31, 2015, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company's junior subordinated notes. Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 8 to the consolidated financial statements.

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

Share-Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation – Stock Compensation, to account for stock and stock-based awards. For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award. Payments pursuant to dividend equivalent rights, which are granted along with certain equity based awards, are charged to stockholders' equity when dividends are declared. The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal. A significant forfeiture, or an indication that significant forfeitures may occur, would result in a revised forfeiture rate which would be accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of issuance.

Earnings Per Share

The Company follows the provisions of ASC Topic 260, Earnings Per Share, which requires companies with complex capital structures, common stock equivalents or two (or more) classes of securities that participate in dividend distributions to present both basic and diluted earnings per share ("EPS") on the face of the consolidated statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the treasury stock or two-class method, as applicable for common stock equivalents. However, the common stock equivalents are not included in computing diluted EPS if the result is anti-dilutive.

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

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company's evaluation, it is more likely than not that they will not be realized.

The Company's U.S. federal income tax returns for years ended on or after December 31, 2012 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019. Early application is permitted for fiscal periods beginning after December 15, 2018. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 simplifies certain aspects related to the accounting for share-based payment transactions, including income tax consequences, statutory withholding requirements, forfeitures and classification on the statement of cash flows. The guidance in this update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to classification on the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that performance targets that affect vesting and that could be achieved after the requisite service period be treated as performance conditions. The effective date of ASU 2014-12 is for interim and annual reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of June 30, 2016 and December 31, 2015:

(in thousands)
	June 30, 2016	December 31, 2015
Pass-Through MBS:
Hybrid Adjustable-rate Mortgages	$115	$118
Fixed-rate Mortgages	107,751	79,170
Total Pass-Through MBS	107,866	79,288
Structured MBS:
Interest-Only Securities	1,299	2,554
Inverse Interest-Only Securities	1,673	2,146
Total Structured MBS	2,972	4,700
Total	$110,838	$83,988

The following table summarizes the Company's MBS portfolio as of June 30, 2016 and December 31, 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2016	December 31, 2015
Greater than five years and less than ten years	$1	$3
Greater than or equal to ten years	110,837	83,985
Total	$110,838	$83,988

NOTE 3. RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of June 30, 2016 and December 31, 2015:

(in thousands)
Series	Issue Date	June 30, 2016	December 31, 2015
HMAC 2004-2	May 10, 2004	$166	$110
HMAC 2004-3	June 30, 2004	493	453
HMAC 2004-4	August 16, 2004	400	75
HMAC 2004-5	September 28, 2004	83	182
HMAC 2004-6	November 17, 2004	217	304
Total		$1,359	$1,124

NOTE 4. REPURCHASE AGREEMENTS

As of June 30, 2016, the Company had outstanding repurchase agreement obligations of approximately $103.7 million with a net weighted average borrowing rate of 0.69%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $109.7 million.  As of December 31, 2015, the Company had outstanding repurchase agreement obligations of approximately $77.2 million with a net weighted average borrowing rate of 0.61%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $81.5 million.

As of June 30, 2016 and December 31, 2015, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$92,994	$16,738	$-	$109,732
Repurchase agreement liabilities associated with
these securities	$-	$88,103	$15,622	$-	$103,725
Net weighted average borrowing rate	-	0.69%	0.69%	-	0.69%
December 31, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$81,464	$-	$-	$81,464
Repurchase agreement liabilities associated with
these securities	$-	$77,234	$-	$-	$77,234
Net weighted average borrowing rate	-	0.61%	-	-	0.61%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2016 and December 31, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $5.9 million and $3.5 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at June 30, 2016 or December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, such instruments were comprised entirely of Eurodollar futures contracts. Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker. This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar futures positions at June 30, 2016 and December 31, 2015.

($ in thousands)
As of June 30, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.76%	0.66%	$(307)
2017	56,000	2.23%	0.75%	(827)
2018	43,000	2.21%	0.92%	(552)
2019	30,000	1.63%	1.15%	(146)
Total / Weighted Average	$44,857	2.03%	0.86%	$(1,832)

($ in thousands)
As of June 30, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	1.85%	0.66%	$(154)
2017	26,000	2.49%	0.75%	(450)
2018	26,000	2.16%	0.94%	(319)
2019	26,000	1.65%	1.15%	(130)
2020	26,000	1.95%	1.39%	(146)
2021	26,000	2.22%	1.62%	(155)
Total / Weighted Average	$26,000	2.07%	1.12%	$(1,354)

($ in thousands)
As of December 31, 2015
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.45%	0.98%	$(264)
2017	56,000	2.23%	1.59%	(362)
2018	56,000	2.65%	1.91%	(207)
Total / Weighted Average	$56,000	2.00%	1.41%	$(833)

($ in thousands)
As of December 31, 2015
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	1.77%	0.98%	$(205)
2017	26,000	2.49%	1.59%	(234)
2018	26,000	2.94%	1.91%	(134)
Total / Weighted Average	$26,000	2.29%	1.41%	$(573)

(1)	Open equity represents the cumulative losses recorded on open futures positions from inception.

(Losses)/Gains From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2016 and 2015.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Eurodollar futures contracts (short positions)	$(2,057)	$(1,009)	$(758)	$6
Net (losses) gains on derivative instruments	$(2,057)	$(1,009)	$(758)	$6

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk in several ways. For instruments which are not centrally cleared on a registered exchange, the Company limits its counterparties to major financial institutions with acceptable credit ratings, and by monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements, and may have difficulty obtaining its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company's derivative instruments are included in restricted cash on the consolidated balance sheets.

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of June 30, 2016 and December 31, 2015.

($ in thousands)
As of June 30, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$107,774	$-	$107,774
Structured MBS - at fair value	1,591	-	1,591
Accrued interest on pledged securities	367	-	367
Cash	-	563	563
Total	$109,732	$563	$110,295

($ in thousands)
As of December 31, 2015
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$79,288	$-	$79,288
Structured MBS - at fair value	1,904	-	1,904
Accrued interest on pledged securities	272	-	272
Cash	-	402	402
Total	$81,464	$402	$81,866

Assets Pledged from Counterparties

The table below summarizes our assets pledged to us from counterparties under our repurchase agreements as of June 30, 2016 and December 31, 2015. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	June 30, 2016	December 31, 2015
Cash	$87	$-
Total	$87	$-

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2016 and December 31, 2015.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2016
Repurchase Agreements	$103,725	$-	$103,725	$(103,725)	$-	$-
December 31, 2015
Repurchase Agreements	$77,234	$-	$77,234	$(77,234)	$-	$-

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

NOTE 8. TRUST PREFERRED SECURITIES

During 2005, Bimini Capital sponsored the formation of a statutory trust, known as Bimini Capital Trust II ("BCTII") of which 100% of the common equity is owned by Bimini Capital. It was formed for the purpose of issuing trust preferred capital securities to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of Bimini Capital. The debt securities held by BCTII are the sole assets of BCTII.

As of June 30, 2016 and December 31, 2015, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2016, the interest rate was 4.15%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over BCTII's activities. Since Bimini Capital's investment in BCTII's common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the six and three months ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Three Months Ended, June 30,
Shares Issued Related To:	2016	2015	2016	2015
Directors' compensation	-	21,985	-	13,870
Vested incentive plan shares	258,333	-	-	-
Total shares of Class A Common Stock issued	258,333	21,985	-	13,870

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the six months ended June 30, 2016 and 2015.

NOTE 10. STOCK INCENTIVE PLANS

On August 12, 2011, Bimini Capital's shareholders approved the 2011 Long Term Compensation Plan (the "2011 Plan") to assist the Company in recruiting and retaining employees, directors and other service providers by enabling them to participate in the success of Bimini Capital and to associate their interests with those of the Company and its stockholders.  The 2011 Plan is intended to permit the grant of stock options, stock appreciation rights ("SARs"), stock awards, performance units and other equity-based and incentive awards.  The maximum aggregate number of shares of common stock that may be issued under the 2011 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards and the settlement of incentive awards and performance units is equal to 4,000,000 shares.

Share Awards

During the three months ended March 31, 2016, the Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of service in 2015.  The bonuses consisted of cash of approximately $0.5 million and 258,333 fully vested shares of the Company's Class A Common Stock with an approximate value of $0.2 million, or $0.75 per share.  The shares were issued under the 2011 Plan.  For purposes of these bonuses, shares of the Company's common stock were valued based on the closing price of the Company's Class A Common Stock on January 15, 2016, the bonus date. The expense related to this bonus was accrued at December 31, 2015 and does not affect the results of operations for the six and three months ended June 30, 2016.

Performance Units

The Compensation Committee of the Board of Directors (the "Committee") may issue Performance Units under the 2011 Plan to certain officers and employees. "Performance Units" represent the participant's right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied. The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals. Performance goals may relate to the Company's financial performance or the participant's performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below. If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.

The following table presents the activity related to Performance Units during the six months ended June 30, 2016 and 2015:

	Six Months Ended
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	77,500	$1.22	31,500	$1.78
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	77,500	$1.22	31,500	$1.78

Compensation expense during the period		$16		$9
Unrecognized compensation expense at period end		$59		$46
Weighted-average remaining vesting term (in years)		2.0		2.5
Intrinsic value of unvested shares at period end		$107		$88

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at June 30, 2016.

NOTE 12. INCOME TAXES

The total income tax provision recorded for the six and three months ended June 30, 2016 was $0.7 million and $0.4 million, respectively, on consolidated pre-tax book income (loss) of $1.7 million and $1.0 million in the six and three months ended June 30, 2016, respectively. The total income tax provision recorded for the six and three months ended June 30, 2015 was $0.6 million and $0.3 million, respectively, on consolidated pre-tax book losses of $2.3 million and $1.2 million in the six and three months ended June 30, 2015, respectively.

The consolidated loss for the six months ended June 30, 2015 consisted of a loss of approximately $5.9 million attributed to Bimini Capital and income of approximately $3.6 million attributed to the operations of Bimini Advisors and MortCo.  The consolidated loss for the three months ended June 30, 2015 consisted of a loss of approximately $2.9 million attributed to Bimini Capital and income of approximately $1.7 million attributed to the operations of Bimini Advisors and MortCo.  At June 30, 2015, the Company anticipated Bimini Capital would retain its Real Estate Investment Trust exemption under the Internal Revenue Code of 1986 for the full year 2015; therefore, no income tax benefit was accrued related to the loss attributed to its operations.

The Company's tax provision is based on projected effective rate based annualized amounts and includes the expected realization of a portion of the tax benefits of the federal and state net operating losses carryforwards ("NOLs") in 2016. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

NOTE 13. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2016 and 2015.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2016 and 2015.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2016. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities. The average number of dividend eligible stock incentive plan shares that were anti-dilutive and not included in diluted earnings per share for both the six and three months ended June 30, 2015 was 31,600.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2016 and 2015.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$1,045	$(2,886)	$600	$(1,500)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,346	12,632	12,346
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	78	-	78	-
Effect of weighting	(22)	(7)	(1)	-
Weighted average shares-basic and diluted	12,688	12,339	12,709	12,346
Income (loss) per Class A common share:
Basic and diluted	$0.08	$(0.23)	$0.05	$(0.12)

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$3	$(7)	$2	$(4)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.08	$(0.23)	$0.05	$(0.12)

NOTE 14. FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) as opposed to the price that would be paid to acquire the asset or received to assume the liability (an entry price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:


Level 1 valuations, where the valuation is based on quoted market prices for identical assets or liabilities traded in active markets (which include exchanges and over-the-counter markets with sufficient volume),


Level 2 valuations, where the valuation is based on quoted market prices for similar instruments traded in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market, and


Level 3 valuations, where the valuation is generated from model-based techniques that use significant assumptions not observable in the market, but observable based on Company-specific data. These unobservable assumptions reflect the Company's own estimates for assumptions that market participants would use in pricing the asset or liability. Valuation techniques typically include option pricing models, discounted cash flow models and similar techniques, but may also include the use of market prices of assets or liabilities that are not directly comparable to the subject asset or liability.

The Company's MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our MBS positions determined by either an independent third-party or do so internally.

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during the six and three months ended June 30, 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Mortgage-backed securities	$110,838	$-	$110,838	$-
Margin posted on derivative agreements	563	563	-	-
Orchid Island Capital, Inc. common stock	14,355	14,355	-	-
Retained interests	1,359	-	-	1,359
December 31, 2015
Mortgage-backed securities	$83,988	$-	$83,988	$-
Margin posted on derivative agreements	402	402	-	-
Orchid Island Capital, Inc. common stock	13,853	13,853	-	-
Retained interests	1,124	-	-	1,124

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015:

(in thousands)
	Retained Interests
	2016	2015
Balances, January 1	$1,124	$1,900
Gain included in earnings	1,080	2,539
Collections	(845)	(2,298)
Balances, June 30	$1,359	$2,141

During the six months ended June 30, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach. These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of June 30, 2016.

Retained interests fair value (in thousands)				$1,359
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)		Range Of Loss Timing
Real Estate Owned	100%	33%		Next 10 Months
Loans in Foreclosure	100%	33%		Month 4 - 13
Loans 90 Day Delinquent	100%	45%		Month 11-28
Loans 60 Day Delinquent	85%	45%		Month 11-28
Loans 30 Day Delinquent	75%	45%		Month 11-28
Current Loans	3.1%	45%		Month 29 and Beyond
		Remaining Life Range		Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)		(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	0.2 - 15.1	(11.2)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 2.6	(1.3)	27.50% (27.50%)

NOTE 15. RELATED PARTY TRANSACTIONS

Management Agreement

Upon completion of its initial public offering, Orchid became externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. Bimini Advisors receives a monthly management fee in the amount of:

	One-twelfth of 1.5% of the first $250 million of the Orchid's equity, as defined in the management agreement,
	One-twelfth of 1.25% of the Orchid's equity that is greater than $250 million and less than or equal to $500 million, and
	One-twelfth of 1.00% of the Orchid's equity that is greater than $500 million.

Orchid is obligated to reimburse the Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors Orchid's pro rata portion of certain overhead costs set forth in the management agreement.  Should the Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2016 and 2015.

($ in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Management fee	$1,916	$1,869	$945	$1,014
Allocated overhead	626	514	329	274
Total	$2,542	$2,383	$1,274	$1,288

At June 30, 2016 and December 31, 2015, the net amount due from Orchid was approximately $0.5 million and $0.5 million, respectively, and is included in "other assets" in the consolidated balance sheets.  Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.4 million and $0.2 million during the six and three months ended June 30, 2016, respectively, and $0.3 million and $0.2 million during the six and three months ended June 30, 2015, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

At June 30, 2016 and December 31, 2015, the Company owned 1,395,036 shares of Orchid common stock, including share purchases that settled after December 31, 2015, representing approximately 6.2% and 6.4% of the outstanding shares, respectively.  The Company received dividends on this common stock investment of approximately $1.2 million and $0.6 million during the six and three months ended June 30, 2016, respectively, and $1.1 million and $0.5 million during the six and three months ended June 30, 2015, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and owns shares of common stock of Orchid. Also, Hunter Haas, the Chief Financial Officer, Chief Investment Officer and Treasurer of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid's Board of Directors and owns shares of common stock of Orchid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") was formed in September 2003 to invest primarily in residential mortgage-backed securities ("MBS") issued and guaranteed by a federally chartered corporation or agency ("Agency MBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS ("PT MBS") and (ii) structured Agency MBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS.

As described more fully below under "Outlook/Tax Matters", the Company no longer operates as a Real Estate Investment Trust ("REIT") and possesses significant net operating loss carryforwards ("NOL"), as does its wholly-owned subsidiary, MortCo TRS, LLC ("MortCo"). In order to more effectively utilize the NOLs the Company began the process of transferring MBS assets from the Company to MortCo in late 2015 and continued to do so during the six months  ended June 30, 2016. The Company plans to ultimately transfer all or substantially all of the existing MBS assets to MortCo and to grow the MBS portfolio at MortCo over time in order to utilize NOLs at MortCo before their expiration. After such transfer is complete the MBS portfolio management operations will be conducted at MortCo and not at the Company.

In 2013, the Company also began to serve as the external manager of the portfolio of Orchid Island Capital, Inc. ("Orchid"), through its wholly owned subsidiary, Bimini Advisors Holdings, LLC ("Bimini Advisors").  From this arrangement, the Company receives management fees and expense reimbursements.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. In addition, the Company receives dividends from its investment in Orchid common shares.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

	interest rate trends;
	the difference between Agency MBS yields and our funding and hedging costs;
	competition for investments in Agency MBS;
	actions taken by the Federal Reserve and the U.S. Treasury;
	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

	our degree of leverage;
	our access to funding and borrowing capacity;
	our borrowing costs;
	our hedging activities;
	the market value of our investments; and
	the requirements to qualify for a registration exemption under the Investment Company Act; and
 our ability to utilize net operating loss carryforwards and capital loss carryforwards to reduce our taxable income.

Results of Operations

Described below are the Company's results of operations for the six and three months ended June 30, 2016, as compared to the six and three months ended June 30, 2015.

Net Income (Loss) Summary

Consolidated net income for the six months ended June 30, 2016 was $1.0 million, or $0.08 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $2.9 million, or $0.23 basic and diluted loss per share of Class A Common Stock, for the six months ended June 30, 2015.

Consolidated net income for the three months ended June 30, 2016 was $0.6 million, or $0.05 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $1.5 million, or $0.12 basic and diluted loss per share of Class A Common Stock, for the three months ended June 30, 2015.

The components of net income (loss) for the six and three months ended June 30, 2016 and 2015, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Net portfolio interest	$1,541	$2,083	$(542)	$851	$976	$(125)
Interest expense on junior subordinated notes	(540)	(491)	(49)	(276)	(248)	(28)
Losses on MBS and derivative instruments	(1,846)	(1,207)	(639)	(490)	(1,021)	531
Net portfolio (loss) income	(845)	385	(1,230)	85	(293)	378
Other income	5,297	4,175	1,122	2,282	878	1,404
Expenses, including income taxes	(3,404)	(7,453)	4,049	(1,765)	(2,089)	324
Net income (loss)	$1,048	$(2,893)	$3,941	$602	$(1,504)	$2,106

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

To date, the Company has used derivatives, specifically interest rate futures contracts, such as Eurodollar and Treasury Note ("T-Note") futures contracts, to hedge a portion of the interest rate risk on its repurchase agreements and junior subordinate notes in a rising rate environment. Each interest rate futures contract covers a specific three month period, but the Company typically has many contracts in place at any point in time — usually covering several years in the aggregate.

The Company has not elected to designate its derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the "FASB"), Accounting Standards Codification, ("ASC"), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in the Company's consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments. In the future, the Company may use other derivative instruments to hedge its interest expense and/or elect to designate its derivative holdings for hedge accounting treatment.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of June 30, 2016, the Company has Eurodollar futures contracts in place through 2021. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

However, because the Company has not elected hedging treatment under ASC Topic 815, the gains or losses on all of the Company's derivative instruments held during the period are reflected in our consolidated statements of operations. This presentation includes gains or losses on all contracts in effect during the reporting period, including those covering both the current period as well as future periods.

The Company believes that economic interest expense and economic net interest income provides meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help the Company to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of its current investment portfolio or operations. The realized and unrealized gains or losses presented in the Company's consolidated statements of operations are not necessarily representative of the total interest rate expense that the Company will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses the Company ultimately realizes, and which will affect the Company's total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

The Company's presentation of the economic value of its hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the Company calculates them. Second, while the Company believes that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of the Company's investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, losses on derivative instruments, calculated in accordance with GAAP for the six months ended June 30, 2016 and for each quarter in 2016 and 2015.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2016	$(353)	$(404)	$(757)
March 31, 2016	(787)	(513)	(1,300)
December 31, 2015	426	197	623
September 30, 2015	(676)	(315)	(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2016	$(1,140)	$(917)	$(2,057)
June 30, 2015	(680)	(329)	(1,009)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2016	$(60)	$(77)	$(137)
March 31, 2016	(45)	(80)	(125)
December 31, 2015	(31)	(80)	(111)
September 30, 2015	(20)	(74)	(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2016	$(105)	$(157)	$(262)
June 30, 2015	(10)	(118)	(128)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2016	$(293)	$(327)	$(620)
March 31, 2016	(742)	(433)	(1,175)
December 31, 2015	457	277	734
September 30, 2015	(656)	(241)	(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
Consolidated
June 30, 2016	$(1,035)	$(760)	$(1,795)
June 30, 2015	(670)	(211)	(881)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2016	$1,025	$174	$(60)	$234	$851	$791
March 31, 2016	817	127	(45)	172	690	645
December 31, 2015	1,035	120	(31)	151	915	884
September 30, 2015	996	107	(20)	127	889	869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2016	$1,842	$301	$(105)	$406	$1,541	$1,436
June 30, 2015	2,281	198	(10)	208	2,083	2,073

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
June 30, 2016	$851	$791	$276	$(77)	$353	$575	$438
March 31, 2016	690	645	264	(80)	344	426	301
December 31, 2015	915	884	255	(80)	335	660	549
September 30, 2015	889	869	252	(74)	326	637	543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
June 30, 2016	$1,541	$1,436	$540	$(157)	$697	$1,001	$739
June 30, 2015	2,083	2,073	491	(118)	609	1,592	1,464

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the six months ended June 30, 2016, the Company generated $1.5 million of net portfolio interest income, consisting of $1.8 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2015, the Company generated $2.1 million of net portfolio interest income, consisting of $2.3 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  The $0.5 million decrease in interest income for the six months ended June 30, 2016 was due to a combination of a 43 basis point decrease in yields earned on the portfolio and the $10.9 million decrease in average MBS balances.

The Company's economic interest expense on repurchase liabilities for the six months ended June 30, 2016 and 2015 was $0.4 million and $0.2 million, respectively, resulting in $1.4 million and $2.1 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2016, the Company generated $0.8 million of net portfolio interest income, consisting of $1.0 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities. For the three months ended June 30, 2015, the Company generated $1.0 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities. The $0.1 million decrease in interest income for the six months ended June 30, 2016 was due to a combination of a 12 basis point decrease in yields earned on the portfolio and the $1.7 million decrease in average MBS balances.

The Company's economic interest expense on repurchase liabilities for the three months ended June 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively, resulting in $0.8 million and $1.0 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2016 and 2015 and each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2016	$110,017	$1,025	3.73%	$103,259	$174	$234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	172	0.57%	0.77%
December 31, 2015	103,551	1,035	4.00%	95,456	120	151	0.50%	0.63%
September 30, 2015	115,437	996	3.45%	107,442	107	127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
June 30, 2016	$103,305	$1,842	3.57%	$96,637	$301	$406	0.62%	0.84%
June 30, 2015	114,192	2,281	4.00%	105,939	198	208	0.37%	0.39%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
June 30, 2016	$851	$791	3.06%	2.82%
March 31, 2016	690	645	2.82%	2.62%
December 31, 2015	915	884	3.50%	3.37%
September 30, 2015	889	869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
June 30, 2016	$1,541	$1,436	2.95%	2.73%
June 30, 2015	2,083	2,073	3.63%	3.61%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 31-33 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 32 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by Average MBS Held.
(4)	Economic Net Interest Spread is calculated by subtracting Average Economic Cost of Funds from Yield on Average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $1.8 million for the six months ended June 30, 2016 and $2.3 million for the six months ended June 30, 2015.  Average MBS holdings were $103.3 million and $114.2 million for the six months ended June 30, 2016 and 2015, respectively. The $0.5 million decrease in interest income was due to combination of a 43 basis point decrease in yields and a $10.9 million decrease in average MBS holdings.

Interest income for the Company was $1.0 million for the three months ended June 30, 2016 and $1.1 million for the three months ended June 30, 2015. Average MBS holdings were $110.0 million and $111.7 million for the three months ended June 30, 2016 and 2015, respectively. The $0.1 million decrease in interest income was due to combination of a 12 basis point decrease in yields and a $1.7 million decrease in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS ("PT MBS") for the six months ended June 30, 2016 and 2015 and for each quarter during 2016 and 2015.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
June 30, 2016	$106,653	$3,364	$110,017	$1,008	$17	$1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%
December 31, 2015	98,585	4,966	103,551	1,057	(22)	1,035	4.29%	(1.82)%	4.00%
September 30, 2015	109,582	5,855	115,437	1,038	(42)	996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Six Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
June 30, 2016	$99,509	$3,796	$103,305	$1,791	$51	$1,842	3.60%	2.72%	3.57%
June 30, 2015	108,202	5,990	114,192	2,121	160	2,281	3.92%	5.36%	4.00%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $96.6 million and $105.9 million, generating interest expense of $0.3 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively.  Our average cost of funds was 0.62% and 0.37% for six months ended June 30, 2016 and 2015, respectively.  There was a 25 basis point increase in the average cost of funds and a $9.3 million decrease in average outstanding repurchase agreements during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The Company's economic interest expense was $0.4 million and $0.2 million for the six months ended June 30, 2016 and 2015, respectively. There was a 45 basis point increase in the average economic cost of funds to 0.84% for the six months ended June 30, 2016 from 0.39% for the six months ended June 30, 2015.  The $0.2 million increase in economic interest expense was due to the increase in the economic cost of funds rate, partially offset by the $9.3 million decrease in average outstanding repurchase agreements during the six months ended June 30, 2016.

Average outstanding repurchase agreements for the Company were $103.3 million and $103.7 million, generating interest expense of $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively.  Our average cost of funds was 0.67% and 0.38% for three months ended June 30, 2016 and 2015, respectively.  There was a 29 basis point increase in the average cost of funds and a $0.5 million decrease in average outstanding repurchase agreements during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The Company's economic interest expense was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively. There was a 50 basis point increase in the average economic cost of funds to 0.91% for the three months ended June 30, 2016 from 0.41% for the three months ended June 30, 2015.  The $0.1 million increase in economic interest expense was due to the increase in the economic cost of funds rate, partially offset by the $0.5 million decrease in average outstanding repurchase agreements during the three months ended June 30, 2016.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. The Company's average cost of funds calculated on a GAAP basis was 23 basis points above the average one-month LIBOR and 25 basis points below the average six-month LIBOR for the quarter ended June 30, 2016. The Company's average economic cost of funds was 47 basis points above the average one-month LIBOR and 1 basis points below the average six-month LIBOR for the quarter ended June 30, 2016. The average term to maturity of the outstanding repurchase agreements increased from 17 days at December 31, 2015 to 29 days at June 30, 2016.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2016 and 2015 and each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
June 30, 2016	$103,259	$174	$234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%
December 31, 2015	95,456	120	151	0.50%	0.63%
September 30, 2015	107,442	107	127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
June 30, 2016	$96,637	$301	$406	0.62%	0.84%
June 30, 2015	105,939	198	208	0.37%	0.39%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%
December 31, 2015	0.28%	0.65%	0.22%	(0.15)%	0.35%	(0.02)%
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Six Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
June 30, 2016	0.42%	0.88%	0.20%	(0.26)%	0.42%	(0.04)%
June 30, 2015	0.18%	0.38%	0.19%	(0.01)%	0.21%	0.01%

Junior Subordinated Notes

Interest expense on the Company's junior subordinated debt securities was $0.5 million for each of the six months ended June 30, 2016 and 2015.  The average rate of interest paid for the six months ended June 30, 2016 was 4.11% compared to 3.76% for the comparable period in 2015.

Interest expense on the Company's junior subordinated debt securities was $0.3 million and $0.2 million for the three month periods ended June 30, 2016 and 2015, respectively.  The average rate of interest paid for the three months ended June 30, 2016 was 4.20% compared to 3.77% for the comparable period in 2015.

The junior subordinated debt securities pay interest at a floating rate. The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. As of June 30, 2016, the interest rate was 4.15%.

Gains or Losses and Other Income

The table below presents the Company's gains or losses and other income for the six and three months ended June 30, 2016 and 2015.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016		2015	Change
Realized gains on sales of MBS	$251	$-	$251	$19		$-	$19
Unrealized (losses) gains on MBS	(39)	(197)	158	249		(1,027)	1,276
Total gains (losses) on MBS	212	(197)	409	268	-	(1,027)	1,295
(Losses) gains on derivative instruments	(2,057)	(1,009)	(1,048)	(758)		6	(764)
Advisory services	2,543	2,382	161	1,274		1,287	(13)
Gains on retained interests	1,080	2,539	(1,459)	534		1,053	(519)
Unrealized gains (losses) on Orchid Island Capital, Inc.	502	(1,806)	2,308	(112)		(1,993)	1,881
Orchid Island Capital, Inc. dividends	1,172	1,060	112	586		530	56

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the six and three months ended June 30, 2016, the Company received proceeds of $41.8 million and $16.0 million from the sales of MBS, respectively. During the six months ended June 30, 2015, the Company did not dispose of any MBS.

The fair value of the Company's MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.
  The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans. During the six and three months ended June 30, 2016, the Company recorded gains on retained interests of $1.1 million and $0.5 million, respectively, compared to gains of $2.5 million and $1.1 million, respectively, for the six and three months ended June 30, 2015.

Advisory Services

Advisory services revenue consist of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.

Operating Expenses

For the six and three months ended June 30, 2016, the Company's total operating expenses were approximately $2.7 million and $1.4 million, respectively, compared to approximately $6.8 million and $1.8 million for the six and three months ended June 30, 2015, respectively. The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2016 and 2015.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Compensation and benefits	$1,551	$1,522	$29	$755	$738	$17
Legal fees	104	712	(608)	40	536	(496)
Accounting, auditing and other professional fees	191	335	(144)	98	177	(79)
Directors' fees and liability insurance	311	343	(32)	156	175	(19)
Settlement of litigation	-	3,500	(3,500)	-	-	-
Other G&A expenses	567	433	134	305	192	113
	$2,724	$6,845	$(4,121)	$1,354	$1,818	$(464)

In May 2015, Bimini Capital agreed to settle a legal action. In connection with the settlement, a loss of $3.5 million was charged to operations for the six months ended June 30, 2015.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2016, the Company's MBS portfolio consisted of $110.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.31%.  During the six months ended June 30, 2016, the Company received principal repayments of $6.1 million compared to $10.9 million for the comparable period ended June 30, 2015.  The average prepayment speeds for the quarters ended June 30, 2016 and 2015 were 12.6% and 15.9%, respectively.

The following table presents the constant prepayment rate ("CPR") experienced on the Company's structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented (including the impact of Orchid for all periods presented prior to Orchid's deconsolidation on December 31, 2014). CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category. Assets that were not owned for the entire quarter have been excluded from the calculation. The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans. The increase in prepayments during the three months ended June 30, 2015 was primarily due to the effects of lower residential mortgage rates in the previous quarter.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3
December 31, 2015	7.9	13.7	10.4
September 30, 2015	13.4	12.4	13.0
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5

The following tables summarize certain characteristics of the Company's PT MBS and structured MBS as of June 30, 2016 and December 31, 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted		Weighted
		of	Weighted	Maturity		Coupon	Average		Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime		Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap		Cap
June 30, 2016
Fixed Rate MBS	$107,751	97.2%	4.30%	333	1-Jul-46	NA	NA		NA
Hybrid Adjustable Rate MBS	115	0.1%	4.00%	307	20-Jan-42	9.03	9.00%		1.00%
Total PT MBS	107,866	97.3%	4.30%	333	1-Jul-46	NA	NA		NA
Interest-Only Securities	1,299	1.2%	2.98%	233	25-Dec-39	NA	n/	a	n/	a
Inverse Interest-Only Securities	1,673	1.5%	6.05%	295	25-Apr-41	NA	6.50%		n/	a
Total Structured MBS	2,972	2.7%	4.71%	268	25-Apr-41	NA	NA		NA
Total Mortgage Assets	$110,838	100.0%	4.31%	331	1-Jul-46	NA	NA		NA
December 31, 2015
Fixed Rate MBS	$79,170	94.3%	4.26%	313	1-Sep-45	NA	NA		NA
Hybrid Adjustable Rate MBS	118	0.1%	4.00%	313	20-Jan-42	15.03	9.00%		1.00%
Total PT MBS	79,288	94.4%	4.26%	313	1-Sep-45	NA	NA		NA
Interest-Only Securities	2,554	3.0%	3.10%	242	25-Dec-39	NA	NA		NA
Inverse Interest-Only Securities	2,146	2.6%	6.12%	301	25-Apr-41	NA	6.53%		NA
Total Structured MBS	4,700	5.6%	4.48%	269	25-Apr-41	NA	NA		NA
Total Mortgage Assets	$83,988	100.0%	4.27%	310	1-Sep-45	NA	NA		NA

($ in thousands)
	June 30, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$81,156	73.2%	$42,065	50.1%
Freddie Mac	29,184	26.3%	40,928	48.7%
Ginnie Mae	498	0.5%	995	1.2%
Total Portfolio	$110,838	100.0%	$83,988	100.0%

	June 30, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$109.42	$107.96
Weighted Average Structured Purchase Price	$6.11	$6.11
Weighted Average Pass-through Current Price	$110.99	$107.86
Weighted Average Structured Current Price	$6.19	$8.45
Effective Duration (1)	2.503	2.326

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.503 indicates that an interest rate increase of 1.0% would be expected to cause a 2.503% decrease in the value of the MBS in the Company's investment portfolio at June 30, 2016. An effective duration of 2.326 indicates that an interest rate increase of 1.0% would be expected to cause a 2.326% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio but do include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company's portfolio assets acquired during the six months ended June 30, 2016 and 2015.

($ in thousands)
	Six Months Ended June 30,
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$74,460	$110.75	2.50%	$-	$-	-
Structured MBS	-	-	-	986	8.18	10.23%

The Company's portfolio of PT MBS is typically comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. The Company generally seeks to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, the Company strives to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying the Company's portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from the Company's investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of the Company's IO and IIO portfolio will vary greatly depending on the structural features of the securities. While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO's may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIO's similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels. As a result, the duration of IIO securities will also vary greatly.

Prepayments on the loans underlying the Company's MBS can alter the timing of the cash flows from the underlying loans to the Company. As a result, the Company gauges the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2016, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Hybrid Adjustable Rate MBS	$115	$2	$(2)	$(3)	1.37%	(1.58)%	(2.58)%
Fixed Rate MBS	107,751	2,097	(4,712)	(10,697)	1.95%	(4.37)%	(9.93)%
Interest-Only MBS	1,299	(545)	590	930	(41.94)%	45.43%	71.61%
Inverse Interest-Only MBS	1,673	(237)	22	(152)	(14.18)%	1.29%	(9.07)%
Total MBS Portfolio	$110,838	$1,317	$(4,102)	$(9,922)	1.19%	(3.70)%	(8.95)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$628,000	$(322)	$1,570	$3,140	(0.21)%	1.01%	2.02%
Junior Subordinated Debt Hedges	572,000	(667)	1,430	2,860	(0.47)%	1.01%	2.02%
	$1,200,000	$(989)	$3,000	$6,000	(0.33)%	1.01%	2.02%

Gross Totals		$328	$(1,102)	$(3,922)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

In addition to changes in interest rates, other factors impact the fair value of the Company's interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of the Company's assets would likely differ from that shown above and such difference might be material and adverse to the Company's stockholders.

Repurchase Agreements

As of June 30, 2016, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with three of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's MBS and cash and bear interest rates that are based on a spread to LIBOR.

As of June 30, 2016, the Company had obligations outstanding under the repurchase agreements of approximately $103.7 million with a net weighted average borrowing cost of 0.69%. The remaining maturity of the Company's outstanding repurchase agreement obligations ranged from 11 to 77 days, with a weighted average maturity of 29 days.  Securing the repurchase agreement obligation as of June 30, 2016 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $109.7 million and a weighted average maturity of 334 months.  Through August 10, 2016, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2016 with maturities through October 25, 2016.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2016	$103,725	$103,259	$466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20	%(1)
December 31, 2015	77,234	95,456	(18,222)	(19.09	)%(2)
September 30, 2015	113,677	107,442	6,235	5.80%
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	106,294	108,129	(1,835)	(1.70)%

(1)
The higher ending balance relative to the average balance during the quarter ended March 31, 2016 reflects the repositioning of the portfolio. During the quarter ended March 31, 2016, the Company's investment in PT MBS increased $26.2 million.

(2)
The lower ending balance relative to the average balance during the quarter ended December 31, 2015 reflects the repositioning of the portfolio. During the quarter ended December 31, 2015, the Company's investment in PT MBS decreased $38.6 million.

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

As discussed above, the Company invests a portion of its capital in structured MBS. We do not apply leverage to this portion of our portfolio. The leverage inherent in the structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market. This structured MBS strategy has been a core element of the Company's overall investment strategy since 2008.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

In future periods we expect to continue to finance our activities through repurchase agreements. As of June 30, 2016, the Company had cash and cash equivalents of $3.9 million. We generated cash flows of $7.8 million from principal and interest payments on our MBS portfolio and $0.8 million from retained interests and had average repurchase agreements outstanding of $96.6 million during the six months ended June 30, 2016. In addition, during the six months ended June 30, 2016, the Company received approximately $2.6 million in management fees and expense reimbursements as manager of Orchid and approximately $1.2 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital agreed to settle a legal action.  A loss of $3.5 million has been charged to operations for the six months ended June 30, 2015 related to this settlement.  Although payments under the settlement agreement will reduce the Company's liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the remaining payment obligations as they come due.

The table below summarizes the effect that certain future contractual obligations existing as of June 30, 2016 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$103,725	$-	$-	$-	$103,725
Interest expense on repurchase agreements(1)	125	-	-	-	125
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,143	2,189	2,192	15,838	21,362
Litigation settlement	250	500	250	-	1,000
Totals	$105,243	$2,689	$2,442	$41,838	$152,212

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2016 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

Outlook

Orchid Island Capital Inc.

To the extent Orchid is able to increase its capital base over time, we will benefit via increased management fees. In addition, Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid's pro rata share of overhead as defined in the management agreement.  As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.

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

Tax Matters

Bimini Capital was taxed as a REIT under the Code until December 31, 2014.  Certain trends and events experienced during 2015 caused Bimini Capital to no longer meet the Code's rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 reduced and may continue to reduce the value of Bimini Capital's assets and revenues generated by our MBS portfolio.  Consequently, the aggregate value of our two TRSs (MortCo and Bimini Advisors) increased in relation to the value of Bimini Capital's assets to a level that exceeds the limits permitted under the Code.

The termination of our REIT status subjects Bimini Capital's taxable income to federal and state corporate income taxes at regular corporate rates.  However, Bimini Capital and its subsidiaries have NOL carryforwards that, subject to various expiration dates, are available to offset taxable income.  Under our current ownership structure, the NOL carryforwards of each entity may generally be applied only to offset the taxable income of that entity. However, management is implementing certain internal restructuring transactions that would maximize our ability to utilize the existing federal NOL carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration.  We currently provide a valuation allowance for a portion of the deferred tax assets.  The valuation allowance relates primarily to the ability to utilize the NOL carryforwards of MortCo in future periods and is based on management's estimated projections of future taxable income.

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

Interest Rates

The second quarter of 2016 was in many respects a continuation of market developments seen in the first quarter.  At the conclusion of the Federal Reserve Open Market Committee meeting in late April, the committee released a statement that was perceived to be dovish by the market.  The committee was seen to be backing away from earlier calls for two to three rate increases in 2016 and more concerned with market turmoil and events abroad.  However, the market reaction was apparently stronger than the committee expected. The committee once again reversed their tone in May, and several governors and committee members returned to their data dependent focus in their public comments – appearing to try to talk the market back into expecting further policy normalization.  This seemed to make sense as the incoming economic data improved and events overseas moderated.  Just as the market was starting to price in a meaningful probability of a rate hike in June, the May non-farm payroll data was released in early June.  The lone stalwart of the expansion, job growth, appeared to slow dramatically.  The market was taken by surprise by the magnitude of the slowdown in job creation. Once again the market reversed course, and the futures market priced out most policy adjustments for the balance of the year.  Later in the month the Federal Reserve conducted their scheduled meeting, and at the press conference Chair Yellen stressed the committee would be even more patient in normalizing rates and needed to see more data on the employment front to determine if the June report was the start of a new trend or an aberration.  The chair also cited the pending referendum in the United Kingdom ("UK") the following week regarding the potential exit of the UK from the European Union ("EU"), referred to as "Brexit", as another reason for patience.  The following week the market was stunned when voters in the UK voted in favor of the referendum and opted to leave the EU, albeit the process could take up to two years.  The initial market reaction was violent, and the futures market priced in a small probability of an easing of monetary policy by the Fed in the months ahead.  The second quarter ended with rates, particularly longer term rates, at or near all-time lows.  In early July Germany issued 10 year bunds with a negative yield for the first time.

This made for a volatile market as expectations for the path of the economy, Federal Reserve monetary policy and the status of the EU changed violently and often over the course of the quarter. This has abated substantially in the third quarter. The impact on the mortgage market was to push spreads wider and heighten prepayment fears. As we move further into the third quarter the market has improved. The economic data, starting with the June non-farm payroll report on July 8th, and again on August 5, 2016 when the July report was issued, strengthened and the June report appears to have been an aberration. The balance of the economic data since – at least data pertaining to the consumer and consumer spending - has been strong and the economy appears to be well on its way to recovering from a slowdown in the first quarter. Gross domestic product growth was less than 1% in the first quarter of 2016, and growth in the second quarter appears to have been slightly over 1%, based on the advanced reading released on July 29th, 2016. Secondly, the fall-out from the "Brexit" as it was dubbed appears to have been minimal. Since the event in late June, the European Central Bank has held a meeting and opted to maintain their current monetary policy as they wait to further assess the impact, if any, from the referendum. The Bank of England announced significant steps recently, involving both a reduction in rates as well as a substantial increase in asset purchases by the central bank. The markets have reacted accordingly as equities, both domestically and in Europe, have returned to levels seen before the vote, and in some cases higher. Interest rates have moved off the extreme lows seen immediately after the vote but have yet to reach pre-Brexit levels, as is the case with the British Pound. Mortgages have tightened, although still trade at slightly wider levels than those seen before the vote. Importantly for most mortgage investors, primary mortgage rates did not react meaningfully to the sharp rally in rates as originators appear to be unable or unwilling to lower rates available to borrowers as much as the move in benchmark rates would suggest. Given the turn in economic data the front end of the curve, and funding levels, have stabilized and are in fact higher than before the UK referendum. This has likely kept originators from lowering primary rates as their margins would just be squeezed further if they lowered rates to borrowers.

When and if the Fed does resume its tightening cycle and raises short term interest rates, a higher cost of capital for the Company could, in the longer-term, lead to narrowing net interest margins and lower yields on existing Agency MBS. Home sales and new single-family home construction remain relatively slow due, in part, to mortgage lending rules implemented under the Wall Street Reform and Consumer Protection Act ("Dodd-Frank") and bank conservatism in efforts to, among other things, prevent future MBS repurchase requests. These factors have created a shortage of mortgage origination, resulting in low Agency MBS issuance. The Fed's purchases of Agency MBS through reinvesting principal and interest payments it receives on its existing Agency MBS portfolio have continued to dominate the Agency MBS markets, where many participants perceive a lack of liquidity. The Fed's purchases have contributed to strong Agency MBS demand and limited new investment opportunities. While the Fed has not indicated when it will cease or reduce its Agency MBS purchases by reinvesting principal and interest payments, private banks have less incentive to purchase Freddie Mac and Fannie Mae MBS, as the Basel III liquidity coverage ratio rules provide lower quality liquid asset credit for such securities on their balance sheets than for cash, U.S. Treasuries and MBS issued by Ginnie Mae.

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

Summary

Over the past quarter the spread between short and long-term interest rates remained volatile as the market reacted to economic data and changing views on future rate hikes by the Federal Reserve. This has marginally affected our net interest margin as spreads between Agency MBS and benchmark interest rates widened during the early stages of the first quarter before tightening during the second quarter. Prepayment rates have increased as longer term rates declined during the second quarter and, to the extent prepayment rates remain elevated, this could put pressure on our net interest margin. The markets' perception of the timing of Federal Reserve increases in interest rates and the growth prospects for the global economy have changed more than once during 2016. Accordingly, economic data, as it is released, continues to have a significant impact in shaping market expectations. These developments are very important to our results as increases in the Federal Funds Rate and LIBOR could significantly increase our financing costs, which could lower our net interest margin.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements.  These consolidated financial statements are prepared in accordance with GAAP. The Company's significant accounting policies are described in Note 1 to the Company's accompanying consolidated financial statements.

GAAP requires the Company's management to make complex and subjective decisions and assessments.  The Company's most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2015.

Capital Expenditures

At June 30, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "evaluation date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the SEC on March 22, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	Instance Document***
101.SCH	Taxonomy Extension Schema Document***
101.CAL	Taxonomy Extension Calculation Linkbase Document***
101.DEF	Additional Taxonomy Extension Definition Linkbase Document***
101.LAB	Taxonomy Extension Label Linkbase Document***
101.PRE	Taxonomy Extension Presentation Linkbase Document***

*	Filed herewith.
**	Furnished herewith
***	Submitted electronically herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BIMINI CAPITAL MANAGEMENT, INC.

Date: August 10, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 10, 2016	By:	/s/ G. Hunter Haas
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)