Form 10-Q
period 2016-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2016-11-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 9, 2016	12,631,627
Class B Common Stock, $0.001 par value	November 9, 2016	31,938
Class C Common Stock, $0.001 par value	November 9, 2016	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$133,015,770	$81,192,199
Unpledged	585,908	2,796,200
Total mortgage-backed securities	133,601,678	83,988,399
Cash and cash equivalents	5,568,127	6,310,683
Restricted cash	572,630	401,800
Orchid Island Capital, Inc. common stock, at fair value	14,536,275	13,852,707
Retained interests in securitizations	1,466,342	1,124,278
Accrued interest receivable	487,409	351,049
Property and equipment, net	3,427,832	3,492,612
Deferred tax assets, net	62,940,974	64,832,242
Other assets	2,928,468	2,701,655
Total Assets	$225,529,735	$177,055,425

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$125,991,032	$77,234,249
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	-	1,859,277
Accrued interest payable	95,957	83,957
Other liabilities	1,654,114	2,533,442
Total Liabilities	154,545,543	108,515,365

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of September 30, 2016 and 2015	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627 shares issued and outstanding as of September 30, 2016 and 12,373,294 shares
issued and outstanding as of December 31, 2015	12,632	12,373
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2016 and December 31, 2015	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2016 and December 31, 2015	32	32
Additional paid-in capital	334,847,210	334,630,263
Accumulated deficit	(263,875,714)	(266,102,640)
Stockholders' equity	70,984,192	68,540,060
Total Liabilities and Stockholders' Equity	$225,529,735	$177,055,425
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Interest income	$2,950,323	$3,277,241	$1,107,783	$995,985
Interest expense	(496,512)	(305,726)	(194,539)	(107,392)
Net interest income, before interest on junior subordinated notes	2,453,811	2,971,515	913,244	888,593
Interest expense on junior subordinated notes	(818,169)	(743,603)	(278,196)	(252,142)
Net interest income	1,635,642	2,227,912	635,048	636,451
Unrealized losses on mortgage-backed securities	(312,987)	(910,896)	(273,830)	(713,497)
Realized gains (losses) on mortgage-backed securities	179,667	(2,108)	(71,306)	(2,108)
(Losses) gains on derivative instruments	(1,549,638)	(1,999,650)	507,838	(990,575)
Net portfolio (loss) income	(47,316)	(684,742)	797,750	(1,069,729)

Other income:
Advisory services	3,930,533	3,702,807	1,387,997	1,320,450
Gains on retained interests in securitizations	2,100,367	2,739,353	1,020,500	200,773
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	683,568	(3,730,327)	181,355	(1,924,063)
Orchid Island Capital, Inc. dividends	1,757,745	1,472,498	585,915	412,299
Other income	892	52,775	432	52,298
Total other income	8,473,105	4,237,106	3,176,199	61,757

Expenses:
Compensation and related benefits	2,273,714	2,237,185	722,697	715,461
Directors' fees and liability insurance	466,573	514,406	155,498	171,703
Audit, legal and other professional fees	452,695	1,281,993	157,545	234,542
Settlement of litigation	-	3,500,000	-	-
Administrative and other expenses	887,982	656,155	321,428	222,600
Total expenses	4,080,964	8,189,739	1,357,168	1,344,306

Net income (loss) before income tax provision	4,344,825	(4,637,375)	2,616,781	(2,352,278)
Income tax provision	2,117,899	902,226	1,437,544	293,915

Net income (loss)	$2,226,926	$(5,539,601)	$1,179,237	$(2,646,193)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.17	$(0.45)	$0.09	$(0.21)
CLASS B COMMON STOCK
Basic and Diluted	$0.17	$(0.45)	$0.09	$(0.21)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,694,762	12,344,613	12,708,464	12,354,951
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2016

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2016	$12,437	$334,630,263	$(266,102,640)	$68,540,060
Net income	-	-	2,226,926	2,226,926
Issuance of Class A common shares for equity plan exercises	259	193,491	-	193,750
Amortization of equity plan compensation	-	23,456	-	23,456

Balances, September 30, 2016	$12,696	$334,847,210	$(263,875,714)	$70,984,192
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,226,926	$(5,539,601)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	217,206	77,982
Depreciation	64,780	69,607
Deferred income tax provision	1,891,268	623,144
Losses on mortgage-backed securities, net	133,320	913,004
Gains on retained interests in securitizations	(2,100,367)	(2,739,353)
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock	(683,568)	3,730,327
Changes in operating assets and liabilities:
Accrued interest receivable	(136,360)	(28,113)
Other assets	(226,813)	92,604
Accrued interest payable	12,000	(25,661)
Other liabilities	(879,328)	1,396,777
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	519,064	(1,429,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(133,099,987)	(26,396,648)
Sales	73,061,443	4,316,964
Principal repayments	10,291,945	15,884,148
Payments received on retained interests in securitizations	1,758,303	3,005,432
(Increase) decrease in restricted cash	(170,830)	286,760
Purchases of Orchid Island Capital, Inc. common stock	(1,859,277)	-
NET CASH USED IN INVESTING ACTIVITIES	(50,018,403)	(2,903,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	712,324,734	748,150,368
Principal repayments on repurchase agreements	(663,567,951)	(744,437,060)
NET CASH PROVIDED BY FINANCING ACTIVITIES	48,756,783	3,713,308

NET DECREASE IN CASH AND CASH EQUIVALENTS	(742,556)	(619,319)
CASH AND CASH EQUIVALENTS, beginning of the period	6,310,683	4,699,059
CASH AND CASH EQUIVALENTS, end of the period	$5,568,127	$4,079,740

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,302,681	$1,074,990
Income taxes	$515,689	$137,001

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, its wholly-owned subsidiaries, Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC).   Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC are collectively referred to as "Bimini Advisors."  Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company maintains cash balances at several banks, and at times these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2016, the Company's cash deposits exceeded federally insured limits by approximately $4.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. Subsequent adjustments to fair value are reflected in earnings. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management's best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2016 and December 31, 2015, due to the short-term nature of these financial instruments.

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

Income Taxes

For the calendar year ended December 31, 2015, Bimini Capital, Bimini Advisors and Royal Palm were separate taxpaying entities for income tax purposes and filed separate Federal income tax returns. Bimini Advisors remained a separate tax paying entity through January 31, 2016; on that date, Bimini Advisors was reorganized to be an LLC wholly-owned by Bimini Capital. Beginning with the tax period starting on February 1, 2016, Bimini Capital and Bimini Advisors will be a single tax paying entity. Royal Palm continues to be treated as a separate tax paying entity for the year ending December 31, 2016.

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

The Company's U.S. federal income tax returns for years ended on or after December 31, 2013 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  Early application is permitted for fiscal periods beginning after December 15, 2018.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 amends existing guidance requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. Early application is permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of September 30, 2016 and December 31, 2015:

(in thousands)
	September 30, 2016	December 31, 2015
Pass-Through MBS:
Fixed-rate Mortgages	$130,955	$79,170
Hybrid Adjustable-rate Mortgages	-	118
Total Pass-Through MBS	130,955	79,288
Structured MBS:
Interest-Only Securities	1,120	2,554
Inverse Interest-Only Securities	1,527	2,146
Total Structured MBS	2,647	4,700
Total	$133,602	$83,988

The following table summarizes the Company's MBS portfolio as of September 30, 2016 and December 31, 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2016	December 31, 2015
Greater than five years and less than ten years	$-	$3
Greater than or equal to ten years	133,602	83,985
Total	$133,602	$83,988

NOTE 3. RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of September 30, 2016 and December 31, 2015:

(in thousands)
Series	Issue Date	September 30, 2016	December 31, 2015
HMAC 2004-2	May 10, 2004	$152	$110
HMAC 2004-3	June 30, 2004	519	453
HMAC 2004-4	August 16, 2004	377	75
HMAC 2004-5	September 28, 2004	163	182
HMAC 2004-6	November 17, 2004	255	304
Total		$1,466	$1,124

NOTE 4. REPURCHASE AGREEMENTS

As of September 30, 2016, the Company had outstanding repurchase agreement obligations of approximately $126.0 million with a net weighted average borrowing rate of 0.74%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $133.5 million.  As of December 31, 2015, the Company had outstanding repurchase agreement obligations of approximately $77.2 million with a net weighted average borrowing rate of 0.61%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $81.5 million.

As of September 30, 2016 and December 31, 2015, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$107,456	$26,020	$-	$133,476
Repurchase agreement liabilities associated with
these securities	$-	$101,912	$24,079	$-	$125,991
Net weighted average borrowing rate	-	0.74%	0.76%	-	0.74%
December 31, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$81,464	$-	$-	$81,464
Repurchase agreement liabilities associated with
these securities	$-	$77,234	$-	$-	$77,234
Net weighted average borrowing rate	-	0.61%	-	-	0.61%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At September 30, 2016 and December 31, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $7.5 million and $3.5 million, respectively. The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at September 30, 2016 or December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker. This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash. The tables below present information related to the Company's Eurodollar futures positions at September 30, 2016 and December 31, 2015.

($ in thousands)
As of September 30, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.77%	0.92%	$(119)
2017	56,000	2.23%	1.00%	(688)
2018	43,000	2.21%	1.13%	(465)
2019	30,000	1.63%	1.27%	(108)
Total / Weighted Average	$44,000	2.05%	1.09%	$(1,380)

($ in thousands)
As of September 30, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	2.00%	0.92%	$(70)
2017	26,000	2.49%	1.00%	(385)
2018	26,000	2.16%	1.14%	(267)
2019	26,000	1.65%	1.27%	(97)
2020	26,000	1.95%	1.43%	(136)
2021	26,000	2.22%	1.60%	(162)
Total / Weighted Average	$26,000	2.09%	1.27%	$(1,117)

($ in thousands)
As of December 31, 2015
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$56,000	1.45%	0.98%	$(264)
2017	56,000	2.23%	1.59%	(362)
2018	56,000	2.65%	1.91%	(207)
Total / Weighted Average	$56,000	2.00%	1.41%	$(833)

($ in thousands)
As of December 31, 2015
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2016	$26,000	1.77%	0.98%	$(205)
2017	26,000	2.49%	1.59%	(234)
2018	26,000	2.94%	1.91%	(134)
Total / Weighted Average	$26,000	2.29%	1.41%	$(573)

(1)	Open equity represents the cumulative losses recorded on open futures positions from inception.

(Losses)/Gains From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2016 and 2015.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Eurodollar futures contracts (short positions)	$(1,550)	$(2,000)	$508	$(991)
Net (losses) gains on derivative instruments	$(1,550)	$(2,000)	$508	$(991)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of September 30, 2016 and December 31, 2015.

($ in thousands)
As of September 30, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$130,956	$-	$130,956
Structured MBS - at fair value	2,060	-	2,060
Accrued interest on pledged securities	460	-	460
Cash	106	467	573
Total	$133,582	$467	$134,049

($ in thousands)
As of December 31, 2015
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$79,288	$-	$79,288
Structured MBS - at fair value	1,904	-	1,904
Accrued interest on pledged securities	272	-	272
Cash	-	402	402
Total	$81,464	$402	$81,866

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions. The Company reports its assets and liabilities subject to these arrangements on a gross basis. The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2016 and December 31, 2015.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2016
Repurchase Agreements	$125,991	$-	$125,991	$(125,885)	$(106)	$-
December 31, 2015
Repurchase Agreements	$77,234	$-	$77,234	$(77,234)	$-	$-

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

As of September 30, 2016 and December 31, 2015, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2016, the interest rate was 4.35%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the nine and three months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Three Months Ended September 30,
Shares Issued Related To:	2016	2015	2016	2015
Directors' compensation	-	30,654	-	8,669
Vested incentive plan shares	258,333	-	-	-
Total shares of Class A Common Stock issued	258,333	30,654	-	8,669

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the nine months ended September 30, 2016 and 2015.

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

Share Awards

During the three months ended March 31, 2016, the Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of service in 2015.  The bonuses consisted of cash of approximately $0.5 million and 258,333 fully vested shares of the Company's Class A Common Stock with an approximate value of $0.2 million, or $0.75 per share.  The shares were issued under the 2011 Plan.  For purposes of these bonuses, shares of the Company's common stock were valued based on the closing price of the Company's Class A Common Stock on January 15, 2016, the bonus date. The expense related to this bonus was accrued at December 31, 2015 and does not affect the results of operations for the nine and three months ended September 30, 2016.

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

The following table presents the activity related to Performance Units during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	77,500	$1.22	31,500	$1.78
Granted	-	-	-	-
Forfeited	(1,000)	0.84	-	-
Vested and issued	-	-	-	-
Unvested, end of period	76,500	$1.23	31,500	$1.78

Compensation expense during the period		$23		$14
Unrecognized compensation expense at period end		$50		$41
Weighted-average remaining vesting term (in years)		1.8		2.3
Intrinsic value of unvested shares at period end		$191		$42

NOTE 11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at September 30, 2016.

NOTE 12. INCOME TAXES

The total income tax provision recorded for the nine and three months ended September 30, 2016 was $2.1 million and $1.4 million, respectively, on consolidated pre-tax book income of $4.3 million and $2.6 million in the nine and three months ended September 30, 2016, respectively. The total income tax provision recorded for the nine and three months ended September 30, 2015 was $0.9 million and $0.3 million, respectively, on consolidated pre-tax book losses of $4.6 million and $2.4 million in the nine and three months ended September 30, 2015, respectively.

The consolidated loss for the nine months ended September 30, 2015 consisted of a loss of approximately $9.0 million attributed to Bimini Capital and income of approximately $4.4 million attributed to the operations of Bimini Advisors and Royal Palm.  The consolidated loss for the three months ended September 30, 2015 consisted of a loss of approximately $3.2 million attributed to Bimini Capital and income of approximately $0.8 million attributed to the operations of Bimini Advisors and Royal Palm.  At September 30, 2015, the Company anticipated Bimini Capital would retain its Real Estate Investment Trust exemption under the Internal Revenue Code of 1986 for the full year 2015; therefore, no income tax benefit was accrued related to the loss attributed to its operations.

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

NOTE 13. EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2016 and 2015.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2016 and 2015.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2016. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities. The average number of dividend eligible stock incentive plan shares that were anti-dilutive and not included in diluted earnings per share for both the nine and three months ended September 30, 2015 was 31,600.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2016 and 2015.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$2,221	$(5,526)	$1,176	$(2,639)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,355	12,632	12,355
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	77	-	77	-
Effect of weighting	(14)	(10)	(1)	-
Weighted average shares-basic and diluted	12,695	12,345	12,708	12,355
Income (loss) per Class A common share:
Basic and diluted	$0.17	$(0.45)	$0.09	$(0.21)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$6	$(14)	$3	$(7)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.17	$(0.45)	$0.09	$(0.21)

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

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during the nine and three months ended September 30, 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets. When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Mortgage-backed securities	$133,602	$-	$133,602	$-
Margin posted on derivative agreements	467	467	-	-
Orchid Island Capital, Inc. common stock	14,536	14,536	-	-
Retained interests	1,466	-	-	1,466
December 31, 2015
Mortgage-backed securities	$83,988	$-	$83,988	$-
Margin posted on derivative agreements	402	402	-	-
Orchid Island Capital, Inc. common stock	13,853	13,853	-	-
Retained interests	1,124	-	-	1,124

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015:

(in thousands)
	Retained Interests
	Nine Months Ended September 30,
	2016	2015
Balances, January 1	$1,124	$1,900
Gain included in earnings	2,100	2,739
Collections	(1,758)	(3,005)
Balances, September 30	$1,466	$1,634

During the nine months ended September 30, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach. These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of September 30, 2016.

Retained interests fair value (in thousands)				$1,466
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)		Range Of Loss Timing
Real Estate Owned	100%	27%		Next 10 Months
Loans in Foreclosure	100%	27%		Month 4 - 13
Loans 90 Day Delinquent	100%	45%		Month 11-28
Loans 60 Day Delinquent	85%	45%		Month 11-28
Loans 30 Day Delinquent	75%	45%		Month 11-28
Current Loans	2.9%	45%		Month 29 and Beyond
		Remaining Life Range		Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)		(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	7.5 - 14.4	(12.0)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.2 - 3.0	(1.6)	27.50% (27.50%)

NOTE 15. RELATED PARTY TRANSACTIONS

Management Agreement

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2016 and 2015.

($ in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Management fee	$2,968	$2,929	$1,052	$1,061
Allocated overhead	963	774	336	259
Total	$3,931	$3,703	$1,388	$1,320

At September 30, 2016 and December 31, 2015, the net amount due from Orchid was approximately $0.5 million and $0.5 million, respectively, and is included in "other assets" in the consolidated balance sheets.  Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.6 million and $0.2 million during the nine and three months ended September 30, 2016, respectively, and $0.5 million and $0.2 million during the nine and three months ended September 30, 2015, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

At September 30, 2016 and December 31, 2015, the Company owned 1,395,036 shares of Orchid common stock, including share purchases that settled after December 31, 2015, representing approximately 5.3% and 6.4% of the outstanding shares, respectively.  The Company received dividends on this common stock investment of approximately $1.8 million and $0.6 million during the nine and three months ended September 30, 2016, respectively, and $1.5 million and $0.4 million during the nine and three months ended September 30, 2015, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and owns shares of common stock of Orchid. In addition, Hunter Haas, the Chief Financial Officer, Chief Investment Officer and Treasurer of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid's Board of Directors and owns shares of common stock of Orchid.

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

As described more fully below under "Outlook/Tax Matters", Bimini Capital no longer operates as a Real Estate Investment Trust ("REIT") and possesses significant net operating loss carryforwards ("NOL"), as does its wholly-owned subsidiary, Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC) ("Royal Palm"). In order to more effectively utilize the NOLs, the Company began the process of transferring MBS assets from the Bimini Capital to Royal Palm in late 2015 and continued to do so during the nine months  ended September 30, 2016.  As of September 30, 2016, the entire MBS portfolio was held at Royal Palm. The Company plans to grow the MBS portfolio at Royal Palm over time in order to utilize NOLs at Royal Palm before their expiration.  After such transfer is complete the MBS portfolio management operations will be conducted at Royal Palm and not at Bimini Capital.

The Company also serves as the external manager of the portfolio of Orchid Island Capital, Inc. ("Orchid"), through its wholly owned subsidiary, Bimini Advisors Holdings, LLC ("Bimini Advisors").  From this arrangement, the Company receives management fees and expense reimbursements.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. In addition, the Company receives dividends from its investment in Orchid common shares.

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

Results of Operations

Described below are the Company's results of operations for the nine and three months ended September 30, 2016, as compared to the nine and three months ended September 30, 2015.

Net Income (Loss) Summary

Consolidated net income for the nine months ended September 30, 2016 was $2.2 million, or $0.17 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $5.5 million, or $0.45 basic and diluted loss per share of Class A Common Stock, for the nine months ended September 30, 2015.

Consolidated net income for the three months ended September 30, 2016 was $1.2 million, or $0.09 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $2.6 million, or $0.21 basic and diluted loss per share of Class A Common Stock, for the three months ended September 30, 2015.

The components of net income (loss) for the nine and three months ended September 30, 2016 and 2015, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Net portfolio interest	$2,454	$2,972	$(518)	$913	$889	$24
Interest expense on junior subordinated notes	(818)	(744)	(74)	(278)	(252)	(26)
(Losses) gains on MBS and derivative instruments	(1,683)	(2,913)	1,230	163	(1,707)	1,870
Net portfolio (loss) income	(47)	(685)	638	798	(1,070)	1,868
Other income	8,473	4,237	4,236	3,176	62	3,114
Expenses, including income taxes	(6,199)	(9,092)	2,893	(2,795)	(1,638)	(1,157)
Net income (loss)	$2,227	$(5,540)	$7,767	$1,179	$(2,646)	$3,825

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of September 30, 2016, the Company has Eurodollar futures contracts in place through 2021. Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, losses on derivative instruments, calculated in accordance with GAAP for the nine months ended September 30, 2016 and for each quarter in 2016 and 2015.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2016	$326	$182	$508
June 30, 2016	(353)	(404)	(757)
March 31, 2016	(787)	(513)	(1,300)
December 31, 2015	426	197	623
September 30, 2015	(676)	(315)	(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2016	$(814)	$(735)	$(1,549)
September 30, 2015	(1,356)	(644)	(2,000)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2016	$(93)	$(55)	$(148)
June 30, 2016	(60)	(77)	(137)
March 31, 2016	(45)	(80)	(125)
December 31, 2015	(31)	(80)	(111)
September 30, 2015	(20)	(74)	(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2016	$(198)	$(212)	$(410)
September 30, 2015	(30)	(192)	(222)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2016	$419	$237	$656
June 30, 2016	(293)	(327)	(620)
March 31, 2016	(742)	(433)	(1,175)
December 31, 2015	457	277	734
September 30, 2015	(656)	(241)	(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
Consolidated
September 30, 2016	$(616)	$(523)	$(1,139)
September 30, 2015	(1,326)	(452)	(1,778)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2016	$1,108	$195	$(92)	$287	$913	$821
June 30, 2016	1,025	174	(60)	234	851	791
March 31, 2016	817	127	(45)	172	690	645
December 31, 2015	1,035	120	(31)	151	915	884
September 30, 2015	996	107	(20)	127	889	869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2016	$2,950	$496	$(197)	$693	$2,454	$2,257
September 30, 2015	3,277	305	(30)	335	2,972	2,942

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
September 30, 2016	$913	$821	$278	$(55)	$333	$635	$488
June 30, 2016	851	791	276	(77)	353	575	438
March 31, 2016	690	645	264	(80)	344	426	301
December 31, 2015	915	884	255	(80)	335	660	549
September 30, 2015	889	869	252	(74)	326	637	543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Consolidated
September 30, 2016	$2,454	$2,257	$818	$(212)	$1,030	$1,636	$1,227
September 30, 2015	2,972	2,942	743	(192)	935	2,229	2,007

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the nine months ended September 30, 2016, the Company generated $2.5 million of net portfolio interest income, consisting of $3.0 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2015, the Company generated $3.0 million of net portfolio interest income, consisting of $3.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  The $0.3 million decrease in interest income for the nine months ended September 30, 2016 was due to a combination of a 22 basis point decrease in yields earned on the portfolio and a $5.0 million decrease in average MBS balances.

The Company's economic interest expense on repurchase liabilities for the nine months ended September 30, 2016 and 2015 was $0.7 million and $0.3 million, respectively, resulting in $2.3 million and $2.9 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2016, the Company generated $0.9 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2015, the Company generated $0.9 million of net portfolio interest income, consisting of $1.0 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities. The $0.1 million increase in interest income for the nine months ended September 30, 2016 was due to a combination of an 18 basis point increase in yields earned on the portfolio and the $6.8 million increase in average MBS balances.

The Company's economic interest expense on repurchase liabilities for the three months ended September 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively, resulting in $0.8 million and $0.9 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2016 and 2015 and each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2016	$122,220	$1,108	3.63%	$114,858	$195	$287	0.68%	1.00%
June 30, 2016	110,017	1,025	3.73%	103,259	174	234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	172	0.57%	0.77%
December 31, 2015	103,551	1,035	4.00%	95,456	120	151	0.50%	0.63%
September 30, 2015	115,437	996	3.45%	107,442	107	127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Consolidated
September 30, 2016	$109,610	$2,950	3.59%	$102,710	$496	$693	0.64%	0.90%
September 30, 2015	114,607	3,277	3.81%	106,440	305	335	0.38%	0.42%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
September 30, 2016	$913	$821	2.95%	2.63%
June 30, 2016	851	791	3.06%	2.82%
March 31, 2016	690	645	2.82%	2.62%
December 31, 2015	915	884	3.50%	3.37%
September 30, 2015	889	869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(2)	Basis	Basis(4)
Consolidated
September 30, 2016	$2,454	$2,257	2.95%	2.69%
September 30, 2015	2,972	2,942	3.43%	3.39%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 31 and 32 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 32 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $3.0 million for the nine months ended September 30, 2016 and $3.3 million for the nine months ended September 30, 2015. Average MBS holdings were $109.6 million and $114.6 million for the nine months ended September 30, 2016 and 2015, respectively. The $0.3 million decrease in interest income was due to combination of a 22 basis point decrease in yields and a $5.0 million decrease in average MBS holdings.

Interest income for the Company was $1.1 million for the three months ended September 30, 2016 and $1.0 million for the three months ended September 30, 2015. Average MBS holdings were $122.2 million and $115.4 million for the three months ended September 30, 2016 and 2015, respectively. The $0.1 million increase in interest income was due to combination of an 18 basis point increase in yields and a $6.8 million increase in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS ("PT MBS") for the nine months ended September 30, 2016 and 2015 and for each quarter during 2016 and 2015.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
September 30, 2016	$119,411	$2,809	$122,220	$1,092	$16	$1,108	3.66%	2.19%	3.63%
June 30, 2016	106,653	3,364	110,017	1,008	17	1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%
December 31, 2015	98,585	4,966	103,551	1,057	(22)	1,035	4.29%	(1.82)%	4.00%
September 30, 2015	109,582	5,855	115,437	1,038	(42)	996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Nine Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Consolidated
September 30, 2016	$106,143	$3,467	$109,610	$2,883	$67	$2,950	3.62%	2.58%	3.59%
September 30, 2015	108,662	5,945	114,607	3,159	118	3,277	3.88%	2.65%	3.81%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $102.7 million and $106.4 million, generating interest expense of $0.5 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Our average cost of funds was 0.64% and 0.38% for nine months ended September 30, 2016 and 2015, respectively.  There was a 26 basis point increase in the average cost of funds and a $3.7 million decrease in average outstanding repurchase agreements during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The Company's economic interest expense was $0.7 million and $0.3 million for the nine months ended September 30, 2016 and 2015, respectively. There was a 48 basis point increase in the average economic cost of funds to 0.90% for the nine months ended September 30, 2016 from 0.42% for the nine months ended September 30, 2015.  The $0.4 million increase in economic interest expense was due to the increase in the economic cost of funds rate, partially offset by the $3.7 million decrease in average outstanding repurchase agreements during the nine months ended September 30, 2016.

Average outstanding repurchase agreements for the Company were $114.9 million and $107.4 million, generating interest expense of $0.2 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.  Our average cost of funds was 0.68% and 0.40% for three months ended September 30, 2016 and 2015, respectively.  There was a 28 basis point increase in the average cost of funds and a $7.4 million increase in average outstanding repurchase agreements during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

The Company's economic interest expense was $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. There was a 53 basis point increase in the average economic cost of funds to 1.00% for the three months ended September 30, 2016 from 0.47% for the three months ended September 30, 2015.  The $0.2 million increase in economic interest expense was due to the increase in the economic cost of funds rate, combined with a the $7.4 million increase in average outstanding repurchase agreements during the three months ended September 30, 2016.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense. The Company's average cost of funds calculated on a GAAP basis was 19 basis points above the average one-month LIBOR and 41 basis points below the average six-month LIBOR for the quarter ended September 30, 2016. The Company's average economic cost of funds was 51 basis points above the average one-month LIBOR and 9 basis points below the average six-month LIBOR for the quarter ended September 30, 2016. The average term to maturity of the outstanding repurchase agreements increased from 17 days at December 31, 2015 to 23 days at September 30, 2016.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2016 and 2015 and each quarter in 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
September 30, 2016	$114,858	$195	$287	0.68%	1.00%
June 30, 2016	103,259	174	234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%
December 31, 2015	95,456	120	151	0.50%	0.63%
September 30, 2015	107,442	107	127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Agreements	Basis	Basis	Basis	Basis
Consolidated
September 30, 2016	$102,710	$496	$693	0.64%	0.90%
September 30, 2015	106,440	305	335	0.38%	0.42%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
September 30, 2016	0.49%	1.09%	0.19%	(0.41)%	0.51%	(0.09)%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%
December 31, 2015	0.28%	0.65%	0.22%	(0.15)%	0.35%	(0.02)%
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Nine Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Consolidated
September 30, 2016	0.44%	0.95%	0.20%	(0.31)%	0.46%	(0.05)%
September 30, 2015	0.18%	0.41%	0.20%	(0.03)%	0.24%	0.01%

Junior Subordinated Notes

Interest expense on the Company's junior subordinated debt securities was $0.8 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.  The average rate of interest paid for the nine months ended September 30, 2016 was 4.13% compared to 3.77% for the comparable period in 2015.

Interest expense on the Company's junior subordinated debt securities was $0.3 million and $0.3 million for the three month periods ended September 30, 2016 and 2015, respectively.  The average rate of interest paid for the three months ended September 30, 2016 was 4.19% compared to 3.79% for the comparable period in 2015.

The junior subordinated debt securities pay interest at a floating rate. The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date. As of September 30, 2016, the interest rate was 4.35%.

Gains or Losses and Other Income

The table below presents the Company's gains or losses and other income for the nine and three months ended September 30, 2016 and 2015.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Realized gains (losses) on sales of MBS	$180	$(2)	$182	$(71)	$(2)	$(69)
Unrealized losses on MBS	(313)	(911)	598	(274)	(713)	439
Total losses on MBS	(133)	(913)	780	(345)	(715)	370
(Losses) gains on derivative instruments	(1,550)	(2,000)	450	508	(991)	1,499
Advisory services	3,931	3,703	228	1,388	1,320	68
Gains on retained interests	2,100	2,739	(639)	1,021	201	820
Unrealized gains (losses) on Orchid Island Capital, Inc.	684	(3,730)	4,414	181	(1,924)	2,105
Orchid Island Capital, Inc. dividends	1,758	1,472	286	586	412	174

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities. However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the nine and three months ended September 30, 2016, the Company received proceeds of $73.1 million and $31.3 million from the sales of MBS, respectively. During the nine and three months ended September 30, 2015, the Company received proceeds of $4.3 million from the sales of MBS.

The fair value of the Company's MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.
  The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization. Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the nine and three months ended September 30, 2016, the Company recorded gains on retained interests of $2.1 million and $1.0 million, respectively, compared to gains of $2.7 million and $0.2 million, respectively, for the nine and three months ended September 30, 2015.

Advisory Services

Advisory services revenue consist of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.

Operating Expenses

For the nine and three months ended September 30, 2016, the Company's total operating expenses were approximately $4.1 million and $1.4 million, respectively, compared to approximately $8.2 million and $1.3 million for the nine and three months ended September 30, 2015, respectively. The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2016 and 2015.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Compensation and benefits	$2,274	$2,237	$37	$723	$715	$8
Legal fees	144	845	(701)	40	133	(93)
Accounting, auditing and other professional fees	308	437	(129)	118	102	16
Directors' fees and liability insurance	467	514	(47)	155	172	(17)
Settlement of litigation	-	3,500	(3,500)	-	-	-
Other G&A expenses	888	657	231	321	222	99
	$4,081	$8,190	$(4,109)	$1,357	$1,344	$13

In May 2015, Bimini Capital agreed to settle a legal action. In connection with the settlement, a loss of $3.5 million was charged to operations for the nine months ended September 30, 2015.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2016, the Company's MBS portfolio consisted of $133.6 million of agency or government MBS at fair value and had a weighted average coupon of 4.25%.  During the nine months ended September 30, 2016, the Company received principal repayments of $10.3 million compared to $15.9 million for the comparable period ended September 30, 2015.  The average prepayment speeds for the quarters ended September 30, 2016 and 2015 were 13.6% and 13.0%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2016	9.4	19.7	13.6
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3
December 31, 2015	7.9	13.7	10.4
September 30, 2015	13.4	12.4	13.0
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5

The following tables summarize certain characteristics of the Company's PT MBS and structured MBS as of September 30, 2016 and December 31, 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
September 30, 2016
Fixed Rate MBS	$130,955	98.0%	4.24%	350	1-Oct-46	NA	NA	NA
Total PT MBS	130,955	98.0%	4.24%	350	1-Oct-46	NA	NA	NA
Interest-Only Securities	1,120	0.9%	2.98%	226	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	1,527	1.1%	6.02%	293	25-Apr-41	NA	6.54%	NA
Total Structured MBS	2,647	2.0%	4.73%	264	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$133,602	100.0%	4.25%	348	1-Oct-46	NA	NA	NA
December 31, 2015
Fixed Rate MBS	$79,170	94.3%	4.26%	313	1-Sep-45	NA	NA	NA
Hybrid Adjustable Rate MBS	118	0.1%	4.00%	313	20-Jan-42	15.03	9.00%	1.00%
Total PT MBS	79,288	94.4%	4.26%	313	1-Sep-45	NA	NA	NA
Interest-Only Securities	2,554	3.0%	3.10%	242	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,146	2.6%	6.12%	301	25-Apr-41	NA	6.53%	NA
Total Structured MBS	4,700	5.6%	4.48%	269	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$83,988	100.0%	4.27%	310	1-Sep-45	NA	NA	NA

($ in thousands)
	September 30, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$123,322	92.3%	$42,065	50.1%
Freddie Mac	9,990	7.5%	40,928	48.7%
Ginnie Mae	290	0.2%	995	1.2%
Total Portfolio	$133,602	100.0%	$83,988	100.0%

	September 30, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$110.31	$107.96
Weighted Average Structured Purchase Price	$5.91	$6.11
Weighted Average Pass-through Current Price	$110.92	$107.86
Weighted Average Structured Current Price	$6.00	$8.45
Effective Duration (1)	2.927	2.326

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates. An effective duration of 2.927 indicates that an interest rate increase of 1.0% would be expected to cause a 2.927% decrease in the value of the MBS in the Company's investment portfolio at September 30, 2016.  An effective duration of 2.326 indicates that an interest rate increase of 1.0% would be expected to cause a 2.326% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio but do include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company's portfolio assets acquired during the nine months ended September 30, 2016 and 2015.

($ in thousands)
	Nine Months Ended September 30,
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$133,100	$110.31	2.42%	$25,410	$109.45	2.49%
Structured MBS	-	-	-	987	8.18	10.23%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2016, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	130,955	2,973	(6,118)	(13,903)	2.27%	(4.67)%	(10.62)%
Interest-Only MBS	1,120	(455)	434	690	(40.68)%	38.80%	61.64%
Inverse Interest-Only MBS	1,527	(227)	28	(142)	(14.85)%	1.82%	(9.31)%
Total MBS Portfolio	$133,602	$2,291	$(5,656)	$(13,355)	1.71%	(4.23)%	(10.00)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$572,000	$(335)	$1,430	$2,860	(0.24)%	1.01%	2.02%
Junior Subordinated Debt Hedges	546,000	(567)	1,365	2,730	(0.42)%	1.01%	2.03%
	$1,118,000	$(902)	$2,795	$5,590	(0.33)%	1.01%	2.02%

Gross Totals		$1,389	$(2,861)	$(7,765)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of September 30, 2016, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with three of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's MBS.

As of September 30, 2016, the Company had obligations outstanding under the repurchase agreements of approximately $126.0 million with a net weighted average borrowing cost of 0.74%. The remaining maturity of the Company's outstanding repurchase agreement obligations ranged from 11 to 59 days, with a weighted average maturity of 23 days. Securing the repurchase agreement obligation as of September 30, 2016 are MBS with an estimated fair value, including accrued interest and receivable for securities sold, of $133.5 million and a weighted average maturity of 349 months.  Through November 9, 2016, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2016 with maturities through January 23, 2017.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2016	$125,991	$114,858	$11,133	9.69%
June 30, 2016	103,725	103,259	466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20	%(1)
December 31, 2015	77,234	95,456	(18,222)	(19.09	)%(2)
September 30, 2015	113,677	107,442	6,235	5.80%
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	106,294	108,129	(1,835)	(1.70)%

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

In future periods we expect to continue to finance our activities through repurchase agreements. As of September 30, 2016, the Company had cash and cash equivalents of $5.6 million. We generated cash flows of $13.1 million from principal and interest payments on our MBS portfolio and $1.8 million from retained interests and had average repurchase agreements outstanding of $102.7 million during the nine months ended September 30, 2016. In addition, during the nine months ended September 30, 2016, the Company received approximately $3.9 million in management fees and expense reimbursements as manager of Orchid and approximately $1.8 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital settled a legal action.  A loss of $3.5 million was charged to operations for the nine months ended September 30, 2015.  Although the remaining payments $750,000 due under the settlement agreement will reduce the Company's liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the remaining payment obligations as they come due.

The table below summarizes the effect that certain future contractual obligations existing as of September 30, 2016 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$125,991	$-	$-	$-	$125,991
Interest expense on repurchase agreements(1)	103	-	-	-	103
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,197	2,294	2,297	16,303	22,091
Litigation settlement	250	500	-	-	750
Totals	$127,541	$2,794	$2,297	$42,303	$174,935

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2016 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end our ability to collect management fees and share overhead costs. Should Orchid terminate the management agreement without cause, it will pay us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the current automatic renewal term.

Tax Matters

Bimini Capital was taxed as a REIT under the Code until December 31, 2014.  Certain trends and events experienced during 2015 caused Bimini Capital to no longer meet the Code's rules and regulations to be taxed as a REIT, effective January 1, 2015.  In particular, additional offerings of common stock by Orchid in 2015 increased revenue attributable to management fees received from Orchid by Bimini Advisors. In addition, payments that have been and will be made by Bimini Capital pursuant to a litigation settlement agreement entered into in 2015 reduced and may continue to reduce the value of Bimini Capital's assets and revenues generated by our MBS portfolio.  Consequently, the aggregate value of our two TRSs (Royal Palm and Bimini Advisors) increased in relation to the value of Bimini Capital's assets to a level that exceeds the limits permitted under the Code.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration.  We currently provide a valuation allowance for a portion of the deferred tax assets.  The valuation allowance relates primarily to the ability to utilize the NOL carryforwards of Royal Palm in future periods and is based on management's estimated projections of future taxable income.

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

Interest Rates

The economic trends in place over the course of the first and second quarters of 2016 reversed in the third quarter and into the fourth. The broadest measure of economic growth in the United States, gross domestic product, or "GDP", appears to have rebounded back to around 2%, the level widely considered to be at or slightly above trend growth in the United States since the Great Recession.  Interest rates, after falling precipitously early in the year and again after passage of the referendum in the United Kingdom known as "Brexit", have since stabilized and, earlier this month, moved back above levels seen just before the Brexit vote on June 23, 2016.  In fact, the yield on the 10 year US Treasury reached an all-time low yield shortly after the Brexit vote.  However, while the slow growth witnessed in the US over the first half of the year has ended, economic growth is by no means robust. Many of the drags on growth, predominantly in the manufacturing and energy sectors, have stabilized but have not recovered meaningfully.  The strongest sectors of the economy, the housing, consumer and labor markets, continue to perform relatively well and drive economic growth.  However, the net of all this activity appears to be modest growth accompanied by increasing, but not excessive inflation.  These conditions should allow the Federal Reserve (the "Fed") to remove accommodation at a very gradual pace. To wit, the market now expects the Fed to raise rates before year-end, probably at its December meeting.  Public comments by various Fed governors and committee members have been consistent in supporting this expectation. Assuming incoming economic data remains supportive and financial conditions do not deteriorate, we expect the Fed to move rates higher by 25 basis points ("bps") at its December meeting.  Nonetheless, it is equally likely, in the eyes of the most market participants, that the Fed will not raise rates aggressively in 2017 and beyond.  Public comments by the Fed officials described above are also consistent with this expectation.  Accordingly, we expect the level of the U.S. Federal Funds rate ("Fed Funds"), and funding levels generally, only to move modestly higher over the next few years.

With this backdrop in the economy and rates market, the mortgage market has performed well over the course of the third quarter of 2016.  From a price perspective, the slight increase in rates over the course of the third quarter – the US treasury curve flattened modestly as two year yields increased by approximately 17.5 bps while the ten year treasury yields increased by approximately 12.5 bps – coupled with expectations that prepayment speeds would moderate, enabled 30 year fixed rate mortgages to tighten in spread to comparable duration treasuries. In fact, with rates up, prices of 30 year fixed rate 3% through 4.5% securities increased. The same is true of higher coupon 15 year, fixed rate securities, although to a lesser extent. From a prepayment perspective, speeds accelerated into the late summer post-Brexit and appear to have peaked in August, based on the report issued in early September.  However, speeds moderated only modestly in September – based on the report issued in early October.  Going forward the combination of higher rates – the MBA survey rate issued on October 20, 2016 was the highest since just before the Brexit vote – coupled with the seasonal slowdown in prepayments should cause prepayment rates to decrease further.  This in turn should be supportive of mortgage valuations.  In addition, the Fed appears intent on continuing the reinvestment of pay-downs on its MBS holdings, and banks, particularly large banks, continue to add to their MBS holdings, both in securitized and whole-loan form.  Both of these trends are supportive of mortgage valuations as well.  A potential pitfall would be if the Fed, in an effort to steepen the curve, terminated, or significantly reduced, its reinvestment of pay-downs. Governor Eric Rosengren of the Boston Fed recently hinted at this possibility, although Fed leadership, Chair Yellen, Vice Chair Fischer and NY Fed governor Dudley, have not.

A second consideration for mortgage valuations is pay-up premiums on call-protected securities.  Orchid has a significant allocation of its portfolio in these securities.  In spite of the increase in rates during the third quarter, and continuing into the fourth quarter, such pay-up premiums remain elevated, consistent with prepayment speeds. Going forward, if prepayment speeds moderate further, call-protected security pay-up premiums could diminish.  The Company has reduced exposure to such securities gradually over the course of the third quarter and to date in the fourth quarter, while weighing the potential risks of continued pay-up premium erosion versus the need for prepayment protection as speeds have moderated only modestly so far.

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

Effects on our borrowing costs

We leverage our pass-through Agency MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Fed Funds Rate and LIBOR. An increase in the Fed Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

Over the past quarter, volatility in the rates market moderated and financial conditions stabilized, particularly as fears over the UK Brexit Referendum appear to have been over-done, at least for the short to medium term.  As interest rates stopped decreasing and eventually increased slightly during the third quarter, mortgage securities performed well, especially higher coupon, fixed rate securities. These developments have positively affected our book value as the spread between Agency MBS and benchmark interest rates narrowed during the third quarter. Prepayment rates increased during the third quarter as longer term rates declined during the second quarter and early third quarter, but have since begun to moderate. The markets' expectations of the timing of Fed increases in interest rates have coalesced around a 25 bps hike at the December Federal Open Market Committee meeting. Nonetheless, economic data, as it is released, will continue to have a significant impact in shaping market expectations. These developments are very important to our results as increases in the Fed Funds Rate and LIBOR could increase our financing costs, which could lower our net interest margin.

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

Capital Expenditures

At September 30, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: November 9, 2016	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 9, 2016	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)