Form 10-K
period 2017-01-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2017-03-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Title of Each Class
Class A Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2016:
Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,693,781	$12,000,000 (a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2016.
(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 8, 2017	12,631,627
Class B Common Stock, $0.001 par value	March 8, 2017	31,938
Class C Common Stock, $0.001 par value	March 8, 2017	31,938

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10K.

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "intend," "should," "may," "plans," "projects," "will," or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

	our business and investment strategy;
	our expected operating results;
	our ability to acquire investments on attractive terms;
	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy or interest rates;
	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
	the effect of increased prepayment rates on the value of our assets;
	our ability to access the capital markets;
	our ability to obtain future financing arrangements;
	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;

the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government;

	our ability to make distributions to our stockholders in the future;
	mortgage loan modification programs and future legislative action;
	our understanding of our competition and our ability to compete effectively;
	our ability to quantify risk based on historical experience;

the termination of our status as a Real Estate Investment Trust for federal income tax purposes effective January 1, 2015 and our ability to use net operating loss ("NOLs")carryforwards to reduce our taxable income;


our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs to offset future taxable income, including whether our recently adopted shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such losses;

	the impact of possible future changes in tax laws;
	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
	market trends;
	expected capital expenditures; and
	the impact of technology on our operations and business.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ''Risk Factors'' in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.  If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation ("Bimini Capital" and, collectively with its subsidiaries, the "Company," "we", "us" or "our") is a specialty finance company that primarily invests in mortgage-backed securities ("MBS"), for both our own portfolio and as the external manager of Orchid Island Capital, Inc. ("Orchid").  In both cases, the principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation, ("Freddie Mac") or the Government National Mortgage Association ("Ginnie Mae" and, collectively with Fannie Mae and Freddie Mac, "GSEs") and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. The investment strategy focuses on, and the portfolios consist of, two categories of Agency MBS: (i) traditional pass-through Agency MBS and (ii) structured Agency MBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS. References to the general management of the Company's portfolio of MBS refer to the operations Bimini Capital and its wholly-owned subsidiary, Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC) ("Royal Palm").

Beginning in 2013, and as noted above, the Company, through its wholly-owned subsidiary, Bimini Advisors Holdings, LLC ("Bimini Advisors"), began to serve as the external manager of Orchid and from this arrangement the Company receives management fees and expense reimbursements.  In addition, the Company receives dividends from its investment in Orchid common shares.  The Company is self-managed and self-advised.

The Investment and Capital Allocation Strategy

Investment Strategy

With respect to both our own portfolio and Orchid's portfolio, the business objective is to provide attractive risk-adjusted total returns to our investors over the long term through a combination of capital appreciation and the payment of regular monthly distributions. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on the leveraged pass-through Agency MBS portfolio and the leveraged portion of the structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, the portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management.

We fund the pass-through Agency MBS and certain of the structured Agency MBS, such as fixed and floating rate tranches of CMOs and POs, through repurchase agreements. However, we generally do not employ leverage on the structured Agency MBS that have no principal balance, such as IOs and IIOs. We may pledge a portion of these assets to increase the cash balance, but we do not intend to invest the cash derived from pledging the assets. Otherwise, we do not use leverage in these instances because the securities contain structural leverage.

The target asset categories and principal assets in which we intend to invest are as follows:

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

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-income securities, when interest rates rise, the value of Agency MBS generally declines. The rate of prepayments on underlying mortgages will affect the price and volatility of Agency MBS and may shorten or extend the effective maturity of the security beyond what was anticipated at the time of purchase. If interest rates rise, our holdings of Agency MBS may experience reduced spreads over our funding costs if the borrowers of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as "extension" risk.

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:


Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as "final maturity dates") have become common in recent years. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.


ARMs. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as "traditional" ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.


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


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


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


IIOs. IIOs represent the stream of interest payments on a pool of mortgages, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, London Interbank Offered Rate ("LIBOR") and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.


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


investing in pass-through Agency MBS and certain structured Agency MBS, such as fixed and floating rate tranches of CMOs and POs, on a leveraged basis to increase returns on the capital allocated to this portfolio;


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

	investing in Agency MBS in order to minimize credit risk;
	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

We allocate our capital between two sub-portfolios. The pass-through Agency MBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency MBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders' equity at the end of each period. The amount of leverage will be a function of the capital allocated to the pass-through Agency MBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency MBS portfolio is high, the leverage ratio will be high since more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower since our lenders will lend less against the value of the capital deployed to the pass-through Agency MBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:


The relative durations of the respective portfolios — We generally seek to have a combined duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio to achieve a combined duration close to zero.


The relative attractiveness of pass-through securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject to the caveat that its combined duration remains at or near zero.


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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the value of our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and Treasury Note ("T-Note") futures contracts and options to enter into interest rate swaps ("interest rate swaptions"), but may enter into other transactions in the future.

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

We may purchase a portion of our Agency RMBS through forward settling transactions, including "to-be-announced" ("TBA") securities transactions.  We account for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if we cannot assert that it is probable at the inception of the TBA transaction, and throughout its term, that we will take physical delivery of the Agency RMBS for a long position, or make delivery of the Agency RMBS for a short position, upon settlement of the trade. However, we have not entered into these TBA securities transactions as a hedge of our interest rate risk.

Prepayment Risk Management

The risk of mortgage prepayments is another significant risk to our portfolio. When prevailing interest rates fall below the coupon rate of a mortgage, mortgage prepayments are likely to increase. Conversely, when prevailing interest rates increase above the coupon rate of a mortgage, mortgage prepayments are likely to decrease.

When prepayment rates increase, we may not be able to reinvest the money received from prepayments at yields comparable to those of the securities prepaid. Also, some ARMs and hybrid ARMs which back our Agency MBS may bear initial "teaser" interest rates that are lower than their fully-indexed interest rates. If these mortgages are prepaid during this "teaser" period, we may lose the opportunity to receive interest payments at the higher, fully-indexed rate over the expected life of the security. Additionally, some of our structured Agency MBS, such as IOs and IIOs, may be negatively affected by an increase in prepayment rates because their value is wholly contingent on the underlying mortgage loans having an outstanding principal balance.

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

Liquidity Management Strategy

Because of our use of leverage, we manage liquidity to meet our lenders' margin calls by maintaining cash balances or unencumbered assets well in excess of anticipated margin calls; and making margin calls on our lenders when we have an excess of collateral pledged against our borrowings.

We also attempt to minimize the number of margin calls we receive by:

	Deploying capital from our leveraged Agency MBS portfolio to our unleveraged Agency MBS portfolio;

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


Obtaining funding arrangements which defer or waive prepayment-related margin requirements in exchange for payments to the lender tied to the dollar amount of the collateral deficiency and a predetermined interest rate; and

	Reducing our overall amount of leverage.

To the extent we are unable to adequately manage our interest rate exposure and are subjected to substantial margin calls, we may be forced to sell assets at an inopportune time which in turn could impair our liquidity and reduce our borrowing capacity and book value.

Management of Orchid

Orchid is externally managed and advised by our wholly-owned subsidiary, Bimini Advisors, and its MBS investment team pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.  Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors, of which a majority of the members are independent, and is only permitted to perform such functions delegated by Orchid's Board.

Bimini Advisors receives a monthly management fee in the amount of:

	One-twelfth of 1.5% of the first $250 million of the Orchid's equity, as defined in the management agreement,
	One-twelfth of 1.25% of the Orchid's equity that is greater than $250 million and less than or equal to $500 million, and
	One-twelfth of 1.00% of the Orchid's equity that is greater than $500 million.

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf.  In addition, Bimini Advisors  allocates to Orchid its pro rata portion of certain overhead costs as set forth in the management agreement.  Should Orchid terminate the management agreement without cause, it shall pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

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

Employees

As of December 31, 2016, we had 7 full-time employees.

Competition

Our net income depends on our ability to acquire Agency MBS for our portfolio at favorable spreads over our borrowing costs. Our net income also depends on our ability to execute the same investment strategy for the Orchid portfolio, for which we receive management fees and expense reimbursement payments. When we invest in Agency MBS and other investment assets, we compete with a variety of institutional investors, including mortgage REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets, the Federal Reserve Bank and other governmental entities or government sponsored entities. Many of these investors have greater financial resources and access to lower costs of capital than we do. The existence of these competitive entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of mortgage related securities, resulting in higher prices and lower yields on assets.

Available Information

Our investor relations website is www.biminicapital.com.  We make available on the website under "Financial Information/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  All reports filed with the SEC may also be read and copied at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. Further information regarding the operation of the public reference room may be obtained by calling 1-800-SEC-0330.  In addition, all of our filed reports can be obtained at the SEC's website at www.sec.gov.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash available for distribution to our stockholders. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy and the Federal Reserve's recent increase and future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations and our ability to pay distributions to our stockholders could be materially adversely affected.

An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency MBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency MBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency MBS or Agency MBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income and pay dividends, our business, financial condition and results of operations, and our ability to pay distributions to our stockholders may be materially adversely affected.

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

We cannot predict the impact, if any, on our earnings or cash available for distributions to our stockholders of the proposed restructuring of the Federal Housing Finance Agency (the "FHFA"), Fannie Mae, Freddie Mac and Ginnie Mae to align the standards and practices of these entities.

On February 21, 2012, the FHFA released its Strategic Plan for Enterprise Conservatorships, which set forth three objectives for the next phase of the Fannie Mae and Freddie Mac conservatorships:  (i) build a new infrastructure for the secondary mortgage market, (ii) gradually contract Fannie Mae and Freddie Mac's presence in the marketplace while simplifying and shrinking their operations, and (iii) maintain foreclosure prevention activities and credit availability for new and refinanced mortgages.  On October 4, 2012, the FHFA released its white paper entitled Building a New Infrastructure for the Secondary Mortgage Market, which proposes a new Fannie Mae and Freddie Mac infrastructure built around two principles.

First, replace Fannie Mae and Freddie Mac's current infrastructures with a common infrastructure that efficiently aligns the standards and practices of the two entities, beginning with overlapping core functions such as issuance, master servicing, bond administration, collateral management and data integration.  The FHFA has taken steps to establish a common securitization platform ("CSP") for residential mortgage-backed securities reflecting feedback from a broad cross-section of industry participants.  In July 2016, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. Developing the CSP is a key goal of FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which details the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In December 2016, the FHFA announced that Release 1 of the CSP was successfully implemented on November 21, 2016.  This means that Freddie Mac now uses the CSP for data acceptance, issuance support, and bond administration activities related to current single-class, fixed-rate, mortgage-backed securities.  The FHFA continues to review and plans to announce a timeframe for Release 2, which involves issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security.  FHFA expects to announce a timeframe for implementation of Release 2 in the first quarter of 2017.   Second, establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes challenges faced in these formative stages which may or may not be surmountable, such as the absence of meaningful secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae.  As a result, there is significant uncertainty regarding the terms on which these proposals may be enacted. As a result, we cannot be certain what the effects of the enactment will have on our book value, earnings or cash available for distribution to stockholders.

Increased levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

In the case of residential mortgages, there are seldom any restrictions on borrowers' ability to prepay their loans.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to PT Agency MBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders in various ways, including the following:


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

	If we are unable to acquire new Agency MBS to replace the prepaid Agency MBS, our returns on capital may be lower than if we were able to quickly acquire new Agency MBS.

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

We may enter into interest rate cap or swap agreements or pursue other hedging strategies, including the purchase of puts, calls or other options and futures contracts in order to hedge the interest rate risk of our portfolio. In general, our hedging strategy depends on our view of our entire portfolio consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal prepayments, the type of Agency MBS we hold and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

	hedging can be expensive, particularly during periods of rising and volatile interest rates;
	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
	the duration of the hedge may not match the duration of the related liability;
	certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;
	the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
	the counterparty in the hedging transaction may default on its obligation to pay.

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

All valuation models rely on correct market data input. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, "model prices" will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

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

Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our PT Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders' estimates of the stability of our portfolio's cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender's margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operation and our ability to pay distributions to our stockholders. For example, our repurchase agreement borrowings are secured by our PT Agency MBS and may be secured by a portion of our structured Agency MBS under repurchase agreements. A decline in the market value of the PT Agency MBS or structured Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

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

Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our investment under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes.

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

We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders' equity.

In October 2005, Bimini Capital completed a private offering of trust preferred securities of Bimini Capital Trust II, of which $26.8 million are still outstanding.  The Company must pay interest on these junior subordinated notes on a quarterly basis at a rate equal to current three month LIBOR rate plus 3.5%.  To the extent the Company's does not generate sufficient earnings to cover the interest payments on the debt, our earnings and stockholders' equity may be negatively impacted.

The Company considers the junior subordinated notes as part of its long-term capital base.  Therefore, for purposes of all disclosure in this report concerning our capital or leverage, the Company considers both stockholders' equity and the $26.8 million of junior subordinated notes to constitute capital.

The Company has also elected to account for its investments in MBS under the fair value option and, therefore, will report MBS on our financial statements at fair value with unrealized gains and losses included in earnings.  Changes in the value of the MBS do not impact the outstanding balance of the junior subordinated notes but rather our stockholders' equity.  Therefore, changes in the value of our MBS will be absorbed solely by our stockholders' equity.  Because our stockholders equity is small in relation to our total capital, such changes may result in significant changes in our stockholders' equity.

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

No assurance can be given that the actions taken by a new administration of the U.S. Government for the purpose of seeking to stimulate the economy will achieve their intended effect or will benefit our business, and further, government or market developments could adversely affect us.

The incoming administration of the U.S. Government has announced that it may implement initiatives intended to stimulate the U.S. economy. No assurance can be given that these initiatives will beneficially impact the economy or our business. To the extent the markets respond favorably to these initiatives, if these initiatives do not function as intended or interest rates increase as a result of these initiatives, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

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

Orchid is externally managed and advised by Bimini Advisors. As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel.

In exchange for these services, Bimini Advisors receives a monthly management fee.  In addition, Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and Bimini Advisors allocates to Orchid its pro rata portion of certain overhead costs. The significance of these management fees and overhead reimbursements has increased, and is expected to continue to increase, as Orchid's capital base continues to grow. If Orchid were to terminate the management agreement without cause, it would be obligated to pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.  The loss of these revenues, if it were to occur, would have a severe and immediate impact on the Company.

We may be subject to adverse legislative or regulatory changes that could reduce the market price of our common stock.

At any time, laws or regulations, or the administrative interpretations of those laws or regulations, which impact our business and Maryland corporations may be amended. In addition, the markets for MBS and derivatives, including interest rate swaps, have been the subject of intense scrutiny in recent years. We cannot predict when or if any new law, regulation or administrative interpretation, or any amendment to any existing law, regulation or administrative interpretation, will be adopted or promulgated or will become effective. Additionally, revisions to these laws, regulations or administrative interpretations could cause us to change our investments. We could be materially adversely affected by any such change to any existing, or any new, law, regulation or administrative interpretation, which could reduce the market price of our common stock.

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock and our ability to pay distributions to our stockholders.

We have operated and intend to continue to operate our business so as to be exempt from registration under the Investment Company Act, because we are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." Specifically, we invest and intend to continue to invest so that at least 55% of the assets that we own on an unconsolidated basis consist of qualifying mortgages and other liens and interests in real estate, which are collectively referred to as "qualifying real estate assets," and so that at least 80% of the assets we own on an unconsolidated basis consist of real estate-related assets (including our qualifying real estate assets). We treat Fannie Mae, Freddie Mac and Ginnie Mae whole-pool residential mortgage pass-through securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate assets based on no-action letters issued by the SEC. To the extent that the SEC publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption.

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

The Dodd-Frank Act established a comprehensive new regulatory framework for derivative contracts commonly referred to as "swaps." As a result, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators (in some cases the fund's directors) to be regulated as "commodity pool operators," ("CPOs").  Under new rules adopted by the U.S. Commodity Futures Trading Commission, (the "CFTC"), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the "NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct.

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

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. For example, the CFTC may suspend or revoke the registration of or the no-action relief afforded to a person who fails to comply with commodities laws and regulations, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. In the event that the CFTC asserts that we are not entitled to the no-action letter relief claimed, we may be obligated to furnish additional disclosures and reports, among other things. Further, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event that we fail to comply with statutory requirements relating to derivatives or with the CFTC's rules thereunder, including the no-action letter described above, we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could have a materially adverse effect on our business, financial condition and results of operations.

Our Rights Plan could inhibit a change in our control that would otherwise be favorable to our stockholders.

In December 2015, our Board of Directors adopted a Rights Agreement (the "Rights Plan") in an effort to protect against a possible limitation on our ability to use our net operating losses "(NOLs") and net capital losses ("NCLs") by discouraging investors from aggregating ownership of our Class A Common Stock and triggering an "ownership change" for purposes of Sections 382 and 383 of the Code.  Under the terms of the Rights Plan, in general, if a person or group acquires ownership of 4.9% or more of the outstanding shares of our Class A Common Stock without the consent of our Board of Directors (an "Acquiring Person"), all of our other stockholders will have the right to purchase securities from us at a discount to such securities' fair market value, thus causing substantial dilution to the Acquiring Person.  As a result, the Rights Plan may have the effect of inhibiting or impeding a change in control not approved by our Board of Directors and, notwithstanding its purpose, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction.  In addition, because our Board of Directors may consent to certain transactions, the Rights Plan gives our Board of Directors significant discretion over whether a potential acquirer's efforts to acquire a large interest in us will be successful.  There can be no assurance that the Rights Plan will prevent an "ownership change" within the meaning of Sections 382 and 383 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

	actual receipt of an improper benefit or profit in money, property or services; or
	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

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

Certain provisions of the Maryland General Corporation Law ( the "MGCL"), may have the effect of inhibiting a third party from making a proposal to acquire us or impeding a change of control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of our common stock, including:


"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested stockholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder became an interested stockholder, and thereafter require two supermajority stockholder votes to approve any such combination; and


"control share" provisions that provide that a holder of "control shares" of the Company (defined as voting shares of stock which, when aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), entitle the acquiror to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares," subject to certain exceptions) generally has no voting rights with respect to the control shares except to the extent approved by our stockholders by the affirmative vote of two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

We must have taxable income or net capital gains to benefit from these net operating loss and net capital loss carryovers, as well as certain other tax attributes. Although we believe that a significant portion of our NOLs will be available to use to offset the future taxable income of Bimini Capital and Royal Palm, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

In addition, our NOL and NCL carryovers may be limited by Sections 382 and 383 of the Code if we undergo an "ownership change." Generally, an "ownership change" occurs if certain persons or groups increase their aggregate ownership in our company by more than 50 percentage points looking back over the relevant testing period. If an ownership change occurs, our ability to use our NOLs and NCLs to reduce our taxable income in a future year would be limited to a Section 382 limitation equal to the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. In the event of an ownership change, NOLs and NCLs that exceed the Section 382 limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period and such losses can be used to offset taxable income for years within the carryforward period subject to the Section 382 limitation in each year. However, if the carryforward period for any NOL or NCL were to expire before that loss had been fully utilized, the unused portion of that loss would be lost. The carryforward period for NOLs is 20 years from the year in which the losses giving rise to the NOLs were incurred, and the carryforward period for NCL is five years from the year in which the losses giving rise to the NCL were incurred. Our use of new NOLs or NCLs arising after the date of an ownership change would not be affected by the Section 382 limitation (unless there were another ownership change after those new losses arose).

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

Changes in tax laws could adversely affect our future results.

We have recorded a deferred tax asset in the consolidated balance sheet based on the differences between the financial statement and income tax bases of assets using enacted tax rates.  If U.S. corporate income tax rates are changed, we would be required to reevaluate our deferred tax assets using the new tax rate.  A decrease in enacted tax rates would require an adjustment to reduce the carrying value of our deferred tax assets with a corresponding charge to earnings in the period of the tax rate change.  Based on the size of our deferred tax assets, the adjustment could be significant.

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

If Bimini Capital recognize excess inclusion income and that is allocated to its stockholders, this income cannot be offset by net operating losses of its stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent Bimini Capital's stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, it may incur a corporate level tax at the highest applicable corporate tax rate on the portion of our excess inclusion income that is allocable to such disqualified organizations.

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

Because many of Bimini Capital's targeted assets are typically available only in specified quantities and because many of our targeted assets are also targeted assets for Orchid, we may not be able to buy as much of any given asset as required to satisfy the needs of both Bimini Capital and Orchid. In these cases, the Investment Allocation Agreement will require the allocation of such assets to both accounts in proportion to their needs and available capital. The Investment Allocation Agreement will permit departure from such proportional allocation when (i) allocating purchases of whole-pool Agency MBS, because those securities cannot be divided into multiple parts to be allocated among various accounts, and (ii) such allocation would result in an inefficiently small amount of the security being purchased for an account. In that case, the Investment Allocation Agreement allows for a protocol of allocating assets so that, on an overall basis, each account is treated equitably.

There are conflicts of interest in our relationships with Orchid, which could result in decisions that are not in the best interests of Bimini Capital's stockholders.

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

Mr. Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid and owns shares of common stock of Orchid at the time of this filing and may continue to hold shares in the future. Mr. Haas, our Chief Financial Officer, Chief Investment Officer and President, is a member of the Board of Directors of Orchid, serves as the Chief Financial Officer, Chief Investment Officer and Treasurer of Orchid and owns shares of common stock of Orchid at the time of this filing and may continue to hold shares in the future.  Mr. Dwyer and Mr. Jaumot, the two independent members of our Board of Directors, own shares of common stock of Orchid at the time of this filing and may continue to own shares in the future.  Accordingly, Messrs. Cauley, Haas, Dwyer and Jaumot may have a conflict of interest with respect to actions by Bimini Capital or Bimini Advisors that relate to Orchid as its Manager.

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

Orchid may elect not to renew the management agreement without cause which may adversely affect our business, financial condition and results of operations.

Orchid may elect not to renew the management agreement, even without cause. The management agreement is automatically renewed in accordance with the terms of the agreement, each year, on February 20. However, with the consent of the majority of their independent directors, and upon providing 180-days' prior written notice, Orchid may elect not to renew the management agreement. If Orchid elects to not renew the agreement because of a decision by its Board of Directors that the management fee is unfair, Bimini Advisors will have the right to renegotiate a mutually agreeable management fee. If Orchid elects to not renew the management agreement without cause, it is required to pay Bimini Advisors a termination fee equal to three times the average annual management fee incurred during the prior 24-month period immediately preceding the most recently completed calendar quarter prior to the effective date of termination. Notwithstanding the termination fee, nonrenewal of the management agreement may adversely affect our business, financial condition and results of operations.

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

Since November 5, 2007, our Class A Common Stock has traded on the OTC bulletin board under the symbol "BMNM".  We may apply to list our Class A Common Stock on a national securities market in the future; however, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.   Accordingly, no assurance can be given as to:

	the likelihood that an actual market for our common stock will develop, or be continued once developed;
	the liquidity of any such market;
	the ability of any holder to sell shares of our common stock; or
	the prices that may be obtained for our common stock.

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

The market value of shares of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

	actual or anticipated variations in our operating results or distributions;
	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
	increases in market interest rates that affect the value of our MBS portfolios;
	changes in our book value;
	changes in market valuations of similar companies;
	adverse market reaction to any increased indebtedness we incur in the future;
	departures of key management personnel;
	actions by institutional stockholders;
	speculation in the press or investment community; and
	general market and economic conditions.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol "BMNM.OB".  As of February 14, 2017, we had 12,631,627 shares of Class A Common Stock issued and outstanding, which were held by 372 shareholders of record and 1,549 beneficial owners whose shares were held in "street name" by brokers and depository institutions.

The following table is a summary of historical prices of our Class A Common Stock.

	High	Low	Close	Dividends Declared
2016
First quarter	$1.88	$0.59	$1.64	$-
Second quarter	1.74	1.07	1.38	-
Third quarter	2.70	1.26	2.50	-
Fourth quarter	2.70	1.69	2.62	-
2015				.
First quarter	$1.90	$1.48	$1.75	$-
Second quarter	2.98	1.51	2.80	-
Third quarter	2.94	1.21	1.33	-
Fourth quarter	1.45	0.66	0.80	-

As of December 31, 2016, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

We have not made a distribution to stockholders since 2011. Any distributions we make will be authorized by and at the discretion of our Board of Directors based upon a variety of factors deemed relevant by our directors, which may include:

	actual results of operations;
	our financial condition;
	our level of retained cash flows;
	our capital requirements;
	any debt service requirements;
	our taxable income;
	the availability of tax net operating loss carryforwards;
	applicable provisions of Maryland law; and
	other factors that our Board of Directors may deem relevant.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital's shareholders approved the 2011 Long Term Compensation Plan (the "Plan").  The Plan is intended to permit the grant of stock options, stock appreciation rights ("SARs"), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares, subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2016 concerning shares of our common stock authorized for issuance under the Plan.

Number of securities
remaining available for
	Total number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
by security holders	70,000	-	2,621,667 (2)
Equity compensation plans not approved
by security holders(1)	-	-	-
Total	70,000	-	2,621,667

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.
(2)	Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the three months ended December 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") was formed in September 2003 to invest primarily in residential mortgage-backed securities ("MBS") issued and guaranteed by a federally chartered corporation or agency ("Agency MBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS ("PT MBS") and (ii) structured Agency MBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS.  Bimini Capital was operated and taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, through December 31, 2014.  Status as a REIT was terminated as of January 1, 2015.

Bimini Capital possesses significant net operating loss carryforwards ("NOL"), as does its wholly-owned subsidiary, Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC) ("Royal Palm"). In order to more effectively utilize the NOLs, the Company began the process of transferring MBS assets from the Bimini Capital to Royal Palm in late 2015 and continued to do so during the year ended December 31, 2016.  As of December 31, 2016, the Company's entire MBS portfolio was held at Royal Palm. The Company plans to grow the MBS portfolio at Royal Palm over time in order to utilize NOLs at Royal Palm before their expiration.  All future MBS portfolio management operations are expected to be conducted at Royal Palm and not at Bimini Capital.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

	interest rate trends;
	the difference between Agency MBS yields and our funding and hedging costs;
	competition for investments in Agency MBS;
	actions taken by the Federal Reserve and the U.S. Treasury;
	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
	the equity markets and the ability of Orchid to raise additional capital; and
	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

	our degree of leverage;
	our access to funding and borrowing capacity;
	our borrowing costs;
	our hedging activities;
	the market value of our investments;
	the requirements to qualify for a registration exemption under the Investment Company Act;
	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
	the impact of possible future changes in tax laws; and
	Our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company's results of operations for the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Net Income Summary

Consolidated net income for the year ended December 31, 2016 was $3.4 million, or $0.27 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $59.2 million, or $4.77 basic and diluted income per share of Class A Common Stock, for the year ended December 31, 2015.   The higher net income for the year ended December 31, 2015 included the reversal of a valuation allowance on deferred tax assets in the amount of $52.1 million due to projected future revenues from MBS operations and the establishment of a deferred tax asset in the amount $9.2 million in connection with the termination of Bimini Capital's REIT status.

The components of net income for the years ended December 31, 2016 and 2015, along with the changes in those components are presented in the table below:

(in thousands)
	2016	2015	Change
Net portfolio interest income	$3,488	$3,887	$(399)
Interest expense on junior subordinated notes	(1,109)	(998)	(111)
Losses on MBS and derivative instruments	(3,622)	(3,400)	(222)
Net portfolio loss	(1,243)	(511)	(732)
Other income	11,514	6,991	4,523
Expenses	(5,743)	(9,699)	3,956
Income (loss) before income tax provision (benefit)	4,528	(3,219)	7,747
Income tax provision (benefit)	1,142	(62,450)	63,592
Net income	$3,386	$59,231	$(55,845)

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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. As of December 31, 2016, the Company has Eurodollar futures contracts in place through 2021.  Adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2016 and 2015 and for each quarter during 2016 and 2015.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
December 31, 2016	$496	$1,037	$1,533
September 30, 2016	326	182	508
June 30, 2016	(353)	(404)	(757)
March 31, 2016	(787)	(513)	(1,300)
December 31, 2015	426	197	623
September 30, 2015	(676)	(315)	(991)
June 30, 2015	7	(1)	6
March 31, 2015	(687)	(328)	(1,015)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
December 31, 2016	$(318)	$302	$(16)
December 31, 2015	(930)	(447)	(1,377)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
December 31, 2016	$(122)	$(57)	$(179)
September 30, 2016	(93)	(55)	(148)
June 30, 2016	(60)	(77)	(137)
March 31, 2016	(45)	(80)	(125)
December 31, 2015	(31)	(80)	(111)
September 30, 2015	(20)	(74)	(94)
June 30, 2015	(9)	(64)	(73)
March 31, 2015	(1)	(54)	(55)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
December 31, 2016	$(320)	$(269)	$(589)
December 31, 2015	(61)	(272)	(333)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
December 31, 2016	$618	$1,094	$1,712
September 30, 2016	419	237	656
June 30, 2016	(293)	(327)	(620)
March 31, 2016	(742)	(433)	(1,175)
December 31, 2015	457	277	734
September 30, 2015	(656)	(241)	(897)
June 30, 2015	16	63	79
March 31, 2015	(686)	(274)	(960)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
December 31, 2016	$2	$571	$573
December 31, 2015	(869)	(175)	(1,044)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis
December 31, 2016	$1,285	$251	$(122)	$373	$1,034	$912
September 30, 2016	1,108	195	(92)	287	913	821
June 30, 2016	1,025	174	(60)	234	851	791
March 31, 2016	817	127	(45)	172	690	645
December 31, 2015	1,035	120	(31)	151	915	884
September 30, 2015	996	107	(20)	127	889	869
June 30, 2015	1,074	98	(9)	107	976	967
March 31, 2015	1,207	100	(1)	101	1,107	1,106

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Years Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis
December 31, 2016	$4,235	$747	$(319)	$1,066	$3,488	$3,169
December 31, 2015	4,312	425	(61)	486	3,887	3,826

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2016	$1,034	$912	$291	$(57)	$348	$743	$564
September 30, 2016	913	821	278	(55)	333	635	488
June 30, 2016	851	791	276	(77)	353	575	438
March 31, 2016	690	645	264	(80)	344	426	301
December 31, 2015	915	884	255	(80)	335	660	549
September 30, 2015	889	869	252	(74)	326	637	543
June 30, 2015	976	967	248	(64)	312	728	655
March 31, 2015	1,107	1,106	243	(54)	297	864	809

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Years Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis
December 31, 2016	$3,488	$3,169	$1,109	$(269)	$1,378	$2,379	$1,791
December 31, 2015	3,887	3,826	998	(272)	1,270	2,889	2,556

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the year ended December 31, 2016, the Company generated $3.5 million of net portfolio interest income, consisting of $4.2 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities.  For the year ended December 31, 2015, the Company generated $3.9 million of net portfolio interest income, consisting of $4.3 million of interest income from MBS assets offset by $0.4 million of interest expense on repurchase liabilities.  The $0.1 million decrease in interest income for the year ended December 31, 2016 was due to a 18 basis point decrease in yields earned on the portfolio, partially offset by a $3.4 million increase in average MBS balances.  The $0.3 million increase in interest expense for the year ended December 31, 2016 was due to a combination of a $4.3 million increase in average repurchase liabilities and a 28 basis point increase in cost of funds.

The Company's economic interest expense on repurchase liabilities for the years ended December 31, 2016 and 2015 was $1.1 million and $0.5 million, respectively, resulting in $3.2 million and $3.8 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2016 and 2015 and for the years ended December 31, 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2016	$131,952	$1,285	3.89%	$123,909	$251	$373	0.81%	1.20%
September 30, 2016	122,220	1,108	3.63%	114,858	195	287	0.68%	1.00%
June 30, 2016	110,017	1,025	3.73%	103,259	174	234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	172	0.57%	0.77%
December 31, 2015	103,551	1,035	4.00%	95,456	120	151	0.50%	0.63%
September 30, 2015	115,437	996	3.45%	107,442	107	127	0.40%	0.47%
June 30, 2015	111,674	1,074	3.85%	103,750	98	107	0.38%	0.41%
March 31, 2015	116,709	1,207	4.14%	108,129	100	101	0.37%	0.37%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2016	$115,195	$4,235	3.68%	$108,010	$747	$1,066	0.69%	0.99%
December 31, 2015	111,843	4,312	3.86%	103,694	425	486	0.41%	0.47%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2016	$1,034	$912	3.08%	2.69%
September 30, 2016	913	821	2.95%	2.63%
June 30, 2016	851	791	3.06%	2.82%
March 31, 2016	690	645	2.82%	2.62%
December 31, 2015	915	884	3.50%	3.37%
September 30, 2015	889	869	3.05%	2.98%
June 30, 2015	976	967	3.47%	3.44%
March 31, 2015	1,107	1,106	3.77%	3.77%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Years Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2016	$3,488	$3,169	2.99%	2.69%
December 31, 2015	3,887	3,826	3.45%	3.39%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 43 and 44 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 44 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $4.2 million for the year ended December 31, 2016 and $4.3 million for year ended December 31, 2015. Average MBS holdings were $115.2 million and $111.8 million for the years ended December 31, 2016 and 2015, respectively. The $0.1 million decrease in interest income was due to a 18 basis point decrease in yields, partially offset by a $3.4 million increase in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS ("PT MBS").

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2016	$127,627	$4,325	$131,952	$1,238	$47	$1,285	3.88%	4.32%	3.89%
September 30, 2016	119,411	2,809	122,220	1,092	16	1,108	3.66%	2.19%	3.63%
June 30, 2016	106,653	3,364	110,017	1,008	17	1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%
December 31, 2015	98,585	4,966	103,551	1,057	(22)	1,035	4.29%	(1.82)%	4.00%
September 30, 2015	109,582	5,855	115,437	1,038	(42)	996	3.79%	(2.90)%	3.45%
June 30, 2015	105,368	6,306	111,674	1,031	43	1,074	3.91%	2.75%	3.85%
March 31, 2015	111,035	5,674	116,709	1,090	117	1,207	3.93%	8.25%	4.14%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Years Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2016	$111,514	$3,681	$115,195	$4,121	$114	$4,235	3.70%	3.09%	3.68%
December 31, 2015	106,143	5,700	111,843	4,216	96	4,312	3.97%	1.67%	3.86%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding repurchase agreements for the Company were $108.0 million and $103.7 million, generating interest expense of $0.7 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively.  Our average cost of funds was 0.69% and 0.41% for years ended December 31, 2016 and 2015, respectively.  There was a 28 basis point increase in the average cost of funds and a $4.3 million increase in average outstanding repurchase agreements during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

The Company's economic interest expense was $1.1 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. There was a 52 basis point increase in the average economic cost of funds to 0.99% for the year ended December 31, 2016 from 0.47% for the previous year.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company's average cost of funds calculated on a GAAP basis was 19 basis points above average one-month LIBOR and 47 basis points below average six-month LIBOR for the quarter ended December 31, 2016.  The Company's average economic cost of funds was 58 basis points above average one-month LIBOR and 8 basis points below average six-month LIBOR for the quarter ended December 31, 2016. The average term to maturity of the outstanding repurchase agreements increased from 17 days at December 31, 2015 to 40 days at December 31, 2016.

The tables below present the consolidated average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2016 and 2015 and for the years ended December 31, 2016 and 2015 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2016	$123,909	$251	$373	0.81%	1.20%
September 30, 2016	114,858	195	287	0.68%	1.00%
June 30, 2016	103,259	174	234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%
December 31, 2015	95,456	120	151	0.50%	0.63%
September 30, 2015	107,442	107	127	0.40%	0.47%
June 30, 2015	103,750	98	107	0.38%	0.41%
March 31, 2015	108,129	100	101	0.37%	0.37%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2016	$108,010	$747	1,066	0.69%	0.99%
December 31, 2015	103,694	425	486	0.41%	0.47%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2016	0.62%	1.28%	0.19%	(0.47)%	0.58%	(0.08)%
September 30, 2016	0.49%	1.09%	0.19%	(0.41)%	0.51%	(0.09)%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%
December 31, 2015	0.28%	0.65%	0.22%	(0.15)%	0.35%	(0.02)%
September 30, 2015	0.19%	0.49%	0.21%	(0.09)%	0.28%	(0.02)%
June 30, 2015	0.18%	0.40%	0.20%	(0.02)%	0.23%	0.01%
March 31, 2015	0.17%	0.35%	0.20%	0.02%	0.20%	0.02%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Years Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2016	0.49%	1.03%	0.20%	(0.34)%	0.50%	(0.04)%
December 31, 2015	0.21%	0.47%	0.20%	(0.06)%	0.26%	(0.00)%

Junior Subordinated Notes

Interest expense on the Company's junior subordinated debt securities was approximately $1.1 million and $1.0 for the years ended December 31, 2016 and 2015, respectively.  The average rate of interest paid for the year ended December 31, 2016 was 4.19% compared to 3.79% for the year ended December 31, 2015.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2016, the interest rate was 4.46%.

Gains or Losses and Other Income

The table below presents the Company's gains or losses and other income for the years ended December 31, 2016 and 2015.

(in thousands)
	2016	2015	Change
Realized gains (losses) on sales of MBS	$180	$(79)	$259
Unrealized losses on MBS	(3,786)	(1,944)	(1,842)
Total losses on MBS	(3,606)	(2,023)	(1,583)
Losses on derivative instruments	(16)	(1,377)	1,361
Advisory services	5,489	5,042	447
Gains on retained interests	2,425	2,962	(537)
Unrealized gains (losses) on Orchid Island Capital, Inc.	1,256	(2,961)	4,217
Orchid Island Capital, Inc. dividends	2,344	1,894	450

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2016, the Company received proceeds of $73.1 million from the sales of MBS compared to $37.5 million and for the year ended December 31, 2015.

The table below presents historical interest rate data as of each quarter end during 2016 and 2015.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%
December 31, 2015	1.76%	2.27%	3.21%	3.96%	0.54%
September 30, 2015	1.38%	2.06%	3.10%	3.89%	0.33%
June 30, 2015	1.63%	2.34%	3.19%	3.98%	0.28%
March 31, 2015	1.38%	1.93%	3.04%	3.77%	0.27%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.
        The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the year ended December 31, 2016, the Company recorded gains on retained interests of $2.4 million compared to gains of $3.0 million for the year ended December 31, 2015.

Advisory Services

Advisory services revenue consist of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.

Operating Expenses

For the year ended December 31, 2016, the Company's total operating expenses were approximately $5.7 million compared to approximately $9.7 million for the year ended December 31, 2015. The table below presents a breakdown of operating expenses for the years ended December 31, 2016 and 2015.

(in thousands)
	2016	2015	Change
Compensation and benefits	$3,325	$2,907	$418
Legal fees	210	1,051	(841)
Accounting, auditing and other professional fees	389	574	(185)
Directors' fees and liability insurance	622	670	(48)
Direct operating expenses	306	282	24
Settlement of litigation	-	3,500	(3,500)
Other G&A expenses	892	715	177
	$5,744	$9,699	$(3,955)

In May 2015, Bimini Capital agreed to settle a legal action as more fully described in Note 13 to the consolidated financial statements.  In connection with the settlement, a loss of $3.5 million was charged to operations for the year ended December 31, 2015.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2016, the Company's MBS portfolio consisted of $130.3 million of agency or government MBS at fair value and had a weighted average coupon of 4.26%.  During the year ended December 31, 2016, the Company received principal repayments of $13.1 million compared to $20.7 million for the year ended December 31, 2015.  The average prepayment speeds for the quarters ended December 31, 2016 and 2015 were 11.1% and 10.4%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2016	5.5	27.3	11.1
September 30, 2016	9.4	19.7	13.6
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3
December 31, 2015	7.9	13.7	10.4
September 30, 2015	13.4	12.4	13.0
June 30, 2015	16.2	15.3	15.9
March 31, 2015	9.6	12.3	10.5

The following tables summarize certain characteristics of the Company's PT MBS and structured MBS as of December 31, 2016 and 2015:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
December 31, 2016
Fixed Rate MBS	$124,299	95.4%	4.24%	347	1-Oct-46	NA	NA	NA
Total PT MBS	124,299	95.4%	4.24%	347	1-Oct-46	NA	NA	NA
Interest-Only Securities	2,654	2.0%	3.48%	245	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	3,349	2.6%	5.52%	325	25-Dec-46	NA	3.25%	NA
Total Structured MBS	6,003	4.6%	4.62%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$130,302	100.0%	4.26%	344	25-Dec-46	NA	NA	NA
December 31, 2015
Fixed Rate MBS	$79,170	94.3%	4.26%	313	1-Sep-45	NA	NA	NA
Hybrid Adjustable Rate MBS	118	0.1%	4.00%	313	20-Jan-42	15.03	9.00%	1.00%
Total PT MBS	79,288	94.4%	4.26%	313	1-Sep-45	NA	NA	NA
Interest-Only Securities	2,554	3.0%	3.10%	242	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	2,146	2.6%	6.12%	301	25-Apr-41	NA	6.53%	NA
Total Structured MBS	4,700	5.6%	4.48%	269	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$83,988	100.0%	4.27%	310	1-Sep-45	NA	NA	NA

($ in thousands)
	December 31, 2016		December 31, 2015
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$120,961	92.8%	$42,065	50.1%
Freddie Mac	8,870	6.8%	40,928	48.7%
Ginnie Mae	471	0.4%	995	1.2%
Total Portfolio	$130,302	100.0%	$83,988	100.0%

	December 31, 2016	December 31, 2015
Weighted Average Pass-through Purchase Price	$110.31	$107.96
Weighted Average Structured Purchase Price	$6.74	$6.11
Weighted Average Pass-through Current Price	$107.54	$107.86
Weighted Average Structured Current Price	$10.4	$8.45
Effective Duration (1)	4.769	2.326

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 4.769 indicates that an interest rate increase of 1.0% would be expected to cause a 4.769% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2016.  An effective duration of 2.326 indicates that an interest rate increase of 1.0% would be expected to cause a 2.326% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2015. These figures include the structured securities in the portfolio but do include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company's portfolio assets acquired during the years ended December 31, 2016 and 2015.

($ in thousands)
	2016			2015
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$133,100	$110.31	2.42%	$25,410	$109.45	2.49%
Structured MBS	2,993	11.43	5.15%	987	8.18	10.23%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2016, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	124,299	5,442	(7,306)	(15,400)	4.38%	(5.88)%	(12.39)%
Interest-Only MBS	2,654	(932)	622	998	(35.12)%	23.44%	37.60%
Inverse Interest-Only MBS	3,349	84	(449)	(1,058)	2.51%	(13.41)%	(31.59)%
Total MBS Portfolio	$130,302	$4,594	$(7,133)	$(15,460)	3.53%	(5.47)%	(11.86)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,200,000	$(2,461)	$3,000	$6,000	(0.84)%	1.02%	2.04%
Junior Subordinated Debt Hedges	520,000	(1,067)	1,300	2,600	(0.84)%	1.02%	2.04%
	$1,720,000	$(3,528)	$4,300	$8,600	(0.84)%	1.02%	2.04%

Gross Totals		$1,066	$(2,833)	$(6,860)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of December 31, 2016, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with four of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's MBS and cash.

As of December 31, 2016, the Company had obligations outstanding under the repurchase agreements of approximately $121.8 million with a net weighted average borrowing cost of 0.99%. The remaining maturity of the Company's outstanding repurchase agreement obligations ranged from 11 to 93 days, with a weighted average maturity of 40 days.  Securing the repurchase agreement obligation as of December 31, 2016 are MBS with an estimated fair value, including accrued interest, of $130.1 million and a weighted average maturity of 346 months, and cash posted as collateral of $456,000.  Through March 8, 2017, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at December 31, 2016 with maturities through May 22, 2017.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2016 and 2015.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2016	$121,828	$123,909	$(2,081)	(1.68)%
September 30, 2016	125,991	114,858	11,133	9.69%
June 30, 2016	103,725	103,259	466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20%(1)
December 31, 2015	77,234	95,456	(18,222)	(19.09)%(2)
September 30, 2015	113,677	107,442	6,235	5.80%
June 30, 2015	101,206	103,750	(2,544)	(2.45)%
March 31, 2015	106,294	108,129	(1,835)	(1.70)%

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

As discussed above, we invest a portion of our capital in structured MBS.  We do not apply leverage to this portion of our portfolio. The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company's overall investment strategy since 2008.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

In future periods we expect to continue to finance our activities through repurchase agreements.  As of December 31, 2016, the Company had cash and cash equivalents of $4.4 million.  We generated cash flows of $17.2 million from principal and interest payments on our MBS portfolio and $2.4 million from retained interests and had average repurchase agreements outstanding of $108.0 million during the year ended December 31, 2016.  In addition, during the year ended December 31, 2016, the Company received approximately $5.5 million in management fees and expense reimbursements as manager of Orchid and approximately $2.3 million in dividends from its investment in Orchid common shares.

In May 2015, Bimini Capital settled a legal action.  A loss of $3.5 million was charged to operations for the year ended December 31, 2015. Although the remaining payments of $750,000 due under the settlement agreement will reduce the Company's liquidity, management believes that the Company will be able to generate sufficient cash from its operations to meet the remaining payment obligations as they come due.

The table below summarizes the effect that certain future contractual obligations existing as of December 31, 2016 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$121,828	$-	$-	$-	$121,828
Interest expense on repurchase agreements(1)	190	-	-	-	190
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,231	2,353	2,356	16,431	22,371
Litigation settlement	250	500	-	-	750
Totals	$123,499	$2,853	$2,356	$42,431	$171,139

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2016 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates and the MBS Market

The markets and the outlook for the economy were dominated by a single event as Donald Trump won the Presidential election on November 8th. The markets reacted quickly and violently as the markets were caught by surprise, not only by the Trump victory, but by the fact the Republican Party retained control of both the House and Senate.  This opened the door for the market to anticipate a significant change in the direction of the economy, the regulatory landscape, fiscal policy and, by extension, monetary policy.  The markets now anticipate a strengthening in economic growth and inflation, spurred by looser fiscal policy, which will likely lead to more interest rate hikes than anticipated before the election.  Interest rates in the U.S. increased significantly in the aftermath of the election as the yield on the 10 year U.S. treasury rate increased by 61.8 bps from November 7th, the day before the election, to December 31, 2016.  Shorter term rates also increased as the yield on the 2 year U.S. treasury increased by 37 bps over the same period.  The Federal Reserve increased the Federal Funds target rate by 25 bps at their meeting on December 31, 2016.  The rate increase by the Federal Reserve (or "Fed") was the result of both the election outcome and incoming economic data, which generally was both strong and above market expectations.

The mortgage market was not materially affected by the initial increase in rates after the election, but this performance did not hold up after the Federal Reserve announced their rate increase.  At the press conference following their announcement, the Fed Chairwoman was quite hawkish in her outlook for the economy and interest rates.  The Fed's summary of economic projections, or "SEP", reflected three more rate hikes in 2017.  The market has yet to price these hikes into the Fed Funds futures market, but public comments by Fed officials since the December hike have not backed down from this forecast.  With the increase in market rates in the aftermath of the election, the Mortgage Bankers survey rate for 30 year, fixed rate mortgages increased by approximately 62 bps.  Prepayment speeds have reacted to higher rates. The January 2017 speed report released in early February revealed that speeds on 30-year fixed rate mortgages had declined by approximately 31%.  The market expects these prepayment speeds to decline further in March, when the February 2017 report is issued.  The seasonal slowdown in refinancing and turnover activity has exacerbated the slowdown.

A potential development on the horizon for the mortgage market is the potential for the Fed to slow or stop their practice of reinvesting pay-downs on their MBS holdings.  Currently this practice represents a significant source of demand for Agency MBS and if it were to decline or terminate this would likely have a negative impact on MBS prices.  A second potential development is the new administration's plans for the GSE's and their conservatorship (Fannie Mae and Freddie Mac).  The market is unclear what, if anything, might happen to the structure of both the GSE's themselves and the Agency MBS market. These developments have the potential to materially impact the MBS market and the Company's portfolio and financial performance.

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates affect us in many ways, including the following:

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

Effects on our borrowing costs

We leverage our pass-through Agency MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Fed Funds Rate and LIBOR. An increase in the Fed Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.  We currently have ample borrowing capacity.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The outlook for the economy, interest rates and the Federal Reserve changed dramatically during the fourth quarter of 2016 as Donald Trump unexpectedly won the Presidential election.  The Republican Party retained both houses of Congress, which was also a shock to the markets.  The markets reacted strongly to these developments and interest rates moved significantly higher.  The market expects the Fed to follow a more aggressive policy in removing accommodation from the economy, as evidenced by comments by the Fed chair at the conclusion of their December meeting, at which they hiked the Fed Funds target rate by 25 bps. These developments adversely impacted the MBS market and the Company's portfolio declined in value, net of the effect of hedges. However, with interest rates higher, prepayment rates on Agency MBS should slow.  The potential for even higher rates and funding levels could put downward pressure on the values of levered MBS portfolios such as the Company's, as well as the net interest income and earnings potential for the Company.  Slower prepayments will mitigate the impact on earnings.  As we move through the first quarter of 2017, the market is still awaiting what the Trump administration will bring for the economy and markets.  As developments unfold over the course of the year and beyond, the markets will continue to react, especially to the extent these developments are consistent with, or counter to, current market expectations.  At this point, there is no way of predicting this outcome.  Over the near term the combination of higher rates and slower prepayment speeds should be supportive of the earnings power of the Company's portfolio. This could be offset by additional rate hikes by the Fed to the extent yields on the Company's assets do not rise in tandem.

These developments did not prevent Orchid from raising additional capital and increasing its capital base, thereby increasing the management fees payable to the Company.  To the extent these developments are beneficial to portfolios such as those held by the Company and Orchid, Orchid may be able to continue to raise additional capital.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, its wholly-owned subsidiaries, Bimini Advisors and Royal Palm. All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Mortgage-Backed Securities

Our investments in MBS are accounted for under the fair value option. We acquire our MBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities accounted for under the fair value option are reflected as part of our net income or loss in our consolidated statement of operations, as opposed to a component of other comprehensive income in our consolidated statement of stockholder's equity if they were instead reclassified as available-for-sale securities. We elected to account for all of our MBS under the fair value option in order to reflect changes in the fair value of our MBS in our consolidated statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period. GAAP requires the use of a three-level valuation hierarchy to disclose the classification of fair value measurements used for determining the fair value of our MBS. These levels include:

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


First, the Company obtains fair values from subscription-based independent pricing services. These prices are used by both the Company as well as our repurchase agreement counterparty on a daily basis to establish margin requirements for our borrowings.


Second, the Company requests non-binding quotes from one to four broker-dealers for certain MBS in order to validate the values obtained by the pricing service. The Company requests these quotes from broker-dealers that actively trade and make markets in the respective asset class for which the quote is requested.

	Third, the Company reviews the values obtained by the pricing source and the broker-dealers for consistency across similar assets.


Finally, if the data from the pricing services and broker-dealers is not homogenous or if the data obtained is inconsistent with management's market observations, the Company makes a judgment to determine which price appears the most consistent with observed prices from similar assets and selects that price. To the extent management believes that none of the prices are consistent with observed prices for similar assets, which is typically the case for only an immaterial portion of our portfolio each quarter, the Company  may use a third price that is consistent with observed prices for identical or similar assets. In the case of assets that have quoted prices such as Agency MBS backed by fixed-rate mortgages, the Company generally uses the quoted or observed market price. For assets such as Agency MBS backed by ARMs or structured Agency MBS, the Company may determine the price based on the yield or spread that is identical to an observed transaction or a similar asset for which a dealer mark or subscription-based price has been obtained.

Management believes its pricing methodology to be consistent with the definition of fair value described in FASB ASC 820, Fair Value Measurements.

Investment in Orchid Island Capital, Inc.

The Company has elected the fair value option for its investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations.  We estimate the fair value of our investment in Orchid on a market approach using "Level 1" inputs based on the quoted market price of Orchid's common stock on the NYSE. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

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

Capital Expenditures

At December 31, 2016, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements.

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
Vero Beach, Florida
We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida March 8, 2017	/s/ BDO USA, LLP Certified Public Accountants

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 and 2015

	2016	2015
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$129,582,386	$81,192,199
Unpledged	719,603	2,796,200
Total mortgage-backed securities	130,301,989	83,988,399
Cash and cash equivalents	4,429,459	6,310,683
Restricted cash	1,221,978	401,800
Investment in Orchid Island Capital, Inc. common stock, at fair value	15,108,240	13,852,707
Retained interests in securitizations	1,113,736	1,124,278
Accrued interest receivable	512,760	351,049
Property and equipment, net	3,407,040	3,492,612
Deferred tax assets, net	63,833,063	64,832,242
Other assets	2,942,139	2,701,655
Total Assets	$222,870,404	$177,055,425

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$121,827,586	$77,234,249
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Payable for unsettled securities purchased	-	1,859,277
Accrued interest payable	114,199	83,957
Other liabilities	1,977,281	2,533,442
Total Liabilities	150,723,506	108,515,365

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of December 31, 2016 and 2015	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627 shares issued and outstanding as of December 31, 2016 and 12,373,294 shares
issued and outstanding as of December 31, 2015	12,632	12,373
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2016 and 2015	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2016 and 2015	32	32
Additional paid-in capital	334,850,838	334,630,263
Accumulated deficit	(262,716,636)	(266,102,640)
Total Stockholders' Equity	72,146,898	68,540,060
Total Liabilities and Equity	$222,870,404	$177,055,425
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015

	2016	2015
Interest income	$4,235,081	$4,312,063
Interest expense	(747,374)	(425,107)
Net interest income, before interest on junior subordinated notes	3,487,707	3,886,956
Interest expense on junior subordinated notes	(1,108,610)	(997,812)
Net interest income	2,379,097	2,889,144
Unrealized losses on mortgage-backed securities	(3,785,939)	(1,944,186)
Realized gains (losses) on mortgage-backed securities	179,667	(78,850)
Losses on derivative instruments	(15,638)	(1,376,963)
Net portfolio loss	(1,242,813)	(510,855)

Other income:
Advisory services	5,488,691	5,041,692
Gains on retained interests in securitizations	2,425,190	2,962,158
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	1,255,533	(2,960,771)
Orchid Island Capital, Inc. dividends	2,343,660	1,894,480
Other income	1,125	53,172
Total other income	11,514,199	6,990,731

Expenses:
Compensation and related benefits	3,324,955	2,907,186
Directors' fees and liability insurance	621,873	669,944
Audit, legal and other professional fees	599,243	1,624,822
Settlement of litigation	-	3,500,000
Administrative and other expenses	1,197,593	996,886
Total expenses	5,743,664	9,698,838

Net income (loss) before income tax provision (benefit)	4,527,722	(3,218,962)
Income tax provision (benefit)	1,141,718	(62,449,791)

Net income	3,386,004	59,230,829

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.27	$4.77
CLASS B COMMON STOCK
Basic and Diluted	$0.27	$4.77
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,698,122	12,385,938
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2016 and 2015

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2015	$12,388	$334,522,850	$(325,333,469)	$9,201,769
Net income	-	-	59,230,829	59,230,829
Issuance of Class A common shares pursuant to stock
based compensation plans	49	88,186	-	88,235
Amortization of stock based compensation	-	19,227	-	19,227

Balances, December 31, 2015	12,437	334,630,263	(266,102,640)	68,540,060
Net income	-	-	3,386,004	3,386,004
Issuance of Class A common shares pursuant to stock
based compensation plans	259	193,491	-	193,750
Amortization of stock based compensation	-	27,084	-	27,084

Balances, December 31, 2016	$12,696	$334,850,838	$(262,716,636)	$72,146,898
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,386,004	$59,230,829
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation and equity plan amortization	220,834	107,462
Depreciation	85,572	91,991
Deferred income tax provision (benefit)	999,179	(62,932,178)
Losses on mortgage-backed securities	3,606,272	2,023,036
Gains on retained interests in securitizations	(2,425,190)	(2,962,158)
Fair value adjustment on Investment in Orchid Island Capital, Inc.	(1,255,533)	2,960,771
Changes in operating assets and liabilities:
Accrued interest receivable	(161,711)	109,277
Other assets	(240,484)	258,387
Accrued interest payable	30,242	(10,440)
Other liabilities	(556,161)	1,718,845
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,689,024	595,822
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(136,092,749)	(26,396,648)
Sales	73,061,443	37,545,348
Principal repayments	13,111,444	20,670,897
Payments received on retained interests in securitizations	2,435,732	3,737,564
(Increase) decrease in restricted cash	(820,178)	331,860
Purchases of Orchid Island Capital, Inc. common stock	(1,859,277)	(2,143,473)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(50,163,585)	33,745,548
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,041,580,945	1,010,947,179
Principal repayments on repurchase agreements	(996,987,608)	(1,043,676,925)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	44,593,337	(32,729,746)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,881,224)	1,611,624
CASH AND CASH EQUIVALENTS, beginning of the year	6,310,683	4,699,059
CASH AND CASH EQUIVALENTS, end of the year	$4,429,459	$6,310,683

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,825,742	$1,433,359
Income taxes	$540,627	$137,001
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Securities acquisitions settled in later period	$-	$1,859,277
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business Description

Bimini Capital Management, Inc., a Maryland corporation ("Bimini Capital"), was formed in September 2003 for the purpose of creating and managing a leveraged investment portfolio consisting of residential mortgage-backed securities ("MBS").  In addition, the Company manages an MBS portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services.

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, its wholly-owned subsidiaries, Bimini Advisors Holdings, LLC (formerly known as Bimini Advisors, Inc.) and Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC).   Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC are collectively referred to as "Bimini Advisors."  Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."  All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, requires the consolidation of a variable interest entity ("VIE") by an enterprise if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE, an ongoing assessment of whether an enterprise is the primary beneficiary of a VIE, and additional disclosures for entities that have variable interests in VIEs. As further described in Note 10, Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. Pursuant to ASC 810, management has concluded that, while the trust is a VIE, Bimini Capital's common share investment in the trust is not a variable interest. Therefore, the trust has not been consolidated in the financial statements of Bimini Capital, and accordingly, this investment has been accounted for on the equity method.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP"). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included and are of a normal and recurring nature.

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

The Company maintains cash balances at several banks, and, at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2016, the Company's cash deposits exceeded federally insured limits by approximately $3.0 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Orchid Island Capital, Inc. Common Stock

The Company has elected the fair value option for its investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in other income in the consolidated statements of operations for the year ended December 31, 2016.  We estimate the fair value of our investment in Orchid on a market approach using "Level 1" inputs based on the quoted market price of Orchid's common stock on a national stock exchange. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are T-Note and Eurodollar futures contracts, but the Company may enter into other derivatives in the future.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock, Eurodollar futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 16 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of December 31, 2016 and December 31, 2015, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company's junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount, effective interest rate and maturity date for these instruments is presented in Note 10 to the consolidated financial statements.

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

Income Taxes

For the calendar year ended December 31, 2015, Bimini Capital, Bimini Advisors, Inc. and Royal Palm were separate taxpaying entities for income tax purposes and filed separate Federal income tax returns. Bimini Advisors, Inc. remained a separate tax paying entity through January 31, 2016; on that date, Bimini Advisors, Inc. was reorganized (as Bimini Advisors Holdings, LLC) to be an LLC wholly-owned by Bimini Capital. Beginning with the tax period starting on February 1, 2016, Bimini Capital and Bimini Advisors are combined as a single tax paying entity. Royal Palm continues to be treated as a separate tax paying entity for the year ending December 31, 2016.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company currently presents net changes in restricted cash as a component of investing activities; therefore, the application of this ASU will represent a change in the Company's consolidated cash flow presentation.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that all deferred tax liabilities and tax assets be classified as non-current in a classified balance sheet, rather than separating such deferred taxes into current and non-current amounts, as is required under current guidance.  ASU 2015-17 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2016 and may be applied either prospectively or retrospectively. The ASU is not expected to materially impact the Company's consolidated financial statements.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of December 31, 2016 and 2015:

(in thousands)
	2016	2015
Pass-Through MBS:
Fixed-rate Mortgages	$124,299	$79,170
Hybrid Adjustable-rate Mortgages	-	118
Total Pass-Through MBS	124,299	79,288
Structured MBS:
Interest-Only Securities	2,654	2,554
Inverse Interest-Only Securities	3,349	2,146
Total Structured MBS	6,003	4,700
Total	$130,302	$83,988

The following table summarizes the Company's MBS portfolio as of December 31, 2016 and 2015, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	December 31, 2016	December 31, 2015
Greater than five years and less than ten years	$-	$3
Greater than or equal to ten years	130,302	83,985
Total	$130,302	$83,988

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of December 31, 2016 and 2015:

(in thousands)
Series	Issue Date	2016	2015
HMAC 2004-2	May 10, 2004	$143	$110
HMAC 2004-3	June 30, 2004	364	453
HMAC 2004-4	August 16, 2004	463	75
HMAC 2004-5	September 28, 2004	144	182
HMAC 2004-6	November 17, 2004	-	304
Total		$1,114	$1,124

NOTE 4.  PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2016 and 2015 follows:

(in thousands)
	2016	2015
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	177	187
Office furniture and equipment	180	227
Total cost	4,431	4,488
Less accumulated depreciation and amortization	1,024	995
Property and equipment, net	$3,407	$3,493

Depreciation of property and equipment totaled approximately $86,000 and $92,000 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5.  OTHER ASSETS

The composition of other assets at December 31, 2016 and 2015 follows:

(in thousands)
	2016	2015
Prepaid expenses	$756	$499
Servicing advances	245	546
Servicing sale receivable, including accrued interest	309	308
Investment in Bimini Capital Trust II	804	804
Due from affiliates	566	465
Other	262	80
Total other assets	$2,942	$2,702

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments, if any. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  As of December 31, 2016 and 2015, management determined that no allowance for doubtful accounts was necessary.  Collections on amounts previously written off are included in income as received.

NOTE 6.   REPURCHASE AGREEMENTS

As of December 31, 2016, the Company had outstanding repurchase agreement obligations of approximately $121.8 million with a net weighted average borrowing rate of 0.99%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $130.1 million, and cash pledged to counterparty of approximately $0.5 million .  As of December 31, 2015, the Company had outstanding repurchase agreement obligations of approximately $77.2 million with a net weighted average borrowing rate of 0.61%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $81.5 million.

As of December 31, 2016 and December 31, 2015, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$71,565	$41,334	$17,172	$130,071
Repurchase agreement liabilities associated with
these securities	$-	$66,919	$38,733	$16,176	$121,828
Net weighted average borrowing rate	-	1.01%	0.96%	0.98%	0.99%
December 31, 2015
Fair value of securities pledged, including accrued
interest receivable	$-	$81,464	$-	$-	$81,464
Repurchase agreement liabilities associated with
these securities	$-	$77,234	$-	$-	$77,234
Net weighted average borrowing rate	-	0.61%	-	-	0.61%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2016 and December 31, 2015, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $8.4 million and $3.5 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at December 31, 2016 and 2015.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

In connection with its interest rate risk management strategy, the Company economically hedges a portion of the cost of its repurchase agreement funding and junior subordinated notes by entering into derivatives and other hedging contracts.  To date, the Company has entered into Eurodollar and T-Note futures contracts, but may enter into other contracts in the future.  The Company has not elected hedging treatment under GAAP, and as such all gains or losses (realized and unrealized) on these instruments are reflected in earnings for all periods presented.

As of December 31, 2016 and 2015, such instruments were comprised entirely of Eurodollar futures contracts.  During the year ended December 31, 2015, the Company entered into, and settled before the end of the year, a T-Note futures contract.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar futures positions at December 31, 2016 and December 31, 2015.

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.32%	1.28%	$(26)
2018	60,000	1.90%	1.82%	(49)
2019	60,000	2.32%	2.21%	(69)
2020	60,000	2.60%	2.45%	(88)
2021	60,000	2.80%	2.64%	(93)
Total / Weighted Average	$60,000	2.19%	2.08%	$(325)

($ in thousands)
Eurodollar Futures Positions
As of December 31, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	1.93%	1.28%	$(169)
2018	26,000	1.84%	1.82%	(6)
2019	26,000	1.63%	2.21%	150
2020	26,000	1.95%	2.45%	132
2021	26,000	2.22%	2.64%	110
Total / Weighted Average	$26,000	1.91%	2.08%	$217

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

Losses From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2016 and 2015.

(in thousands)
	Consolidated
	2016	2015
Eurodollar futures contracts (short positions) - Repurchase agreement funding hedges	$(318)	$(930)
Eurodollar futures contracts (short positions)- Junior subordinated debt funding hedges	302	(447)
Net losses on derivative instruments	$(16)	$(1,377)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk in several ways. For instruments which are not centrally cleared on a registered exchange, the Company limits it counterparties to major financial institutions with acceptable credit ratings, and by monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements, and may have difficulty obtaining its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company's derivative instruments are included in restricted cash on the consolidated balance sheets.

NOTE 8. PLEDGED ASSETS

Assets Pledged to Counterparties

The tables below summarize our assets pledged as collateral under our repurchase agreements and derivative agreements as of December 31, 2016 and 2015.

($ in thousands)
As of December 31, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$124,298	$-	$124,298
Structured MBS - at fair value	5,284	-	5,284
Accrued interest on pledged securities	489	-	489
Cash	456	766	1,222
Total	$130,527	$766	$131,293

($ in thousands)
As of December 31, 2015
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$79,288	$-	$79,288
Structured MBS - at fair value	1,904	-	1,904
Accrued interest on pledged securities	272	-	272
Cash	-	402	402
Total	$81,464	$402	$81,866

NOTE 9. OFFSETTING ASSETS AND LIABILITIES

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2016 and 2015.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2016
Repurchase Agreements	$121,828	$-	$121,828	$(121,372)	$(456)	$-
December 31, 2015
Repurchase Agreements	$77,234	$-	$77,234	$(77,234)	$-	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Note 8 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

NOTE 10.  TRUST PREFERRED SECURITIES

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

As of December 31, 2016 and 2015, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2016, the interest rate was 4.46%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 11.  CAPITAL STOCK

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

Common Stock

Of the 100,000,000 authorized shares of common stock, 98,000,000 shares were designated as Class A common stock, 1,000,000 shares were designated as Class B common stock and 1,000,000 shares were designated as Class C common stock. Holders of shares of common stock have no sinking fund or redemption rights and have no pre-emptive rights to subscribe for any of the Company's securities. All common shares have a $0.001 par value.

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

Preferred Stock

General

There are 10,000,000 authorized shares of preferred stock, with a $0.001 par value per share. The Company's Board of Directors has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of any series of preferred stock previously authorized by the Board of Directors.  Prior to issuance of shares of each class or series of preferred stock, the Board of Directors is required by the Company's charter to fix the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each such class or series.

Classified and Designated Shares

Pursuant to the Company's supplementary amendment of its charter, effective November 3, 2005, and by resolutions adopted on September 29, 2005, the Company's Board of Directors classified and designated 1,800,000 shares of the authorized but unissued preferred stock, $0.001 par value, as Class A Redeemable Preferred Stock and 2,000,000 shares of the authorized but unissued preferred stock as Class B Redeemable Preferred Stock.

Preferred Stock

The Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock rank equal to each other and shall have the same preferences, rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms; provided, however that the redemption provisions of the Class A Redeemable Preferred Stock and the Class B Redeemable Preferred Stock differ.  Each outstanding share of Class A Redeemable Preferred Stock and Class B Redeemable Preferred Stock shall have one-fifth of a vote on all matters submitted to a vote of stockholders (or such lesser fraction of a vote as would be required to comply with the rules and regulations of the NYSE relating to the Company's right to issue securities without obtaining a stockholder vote). Holders of shares of preferred stock shall vote together with holders of shares of common stock as one class in all matters that would be subject to a vote of stockholders.

The previously outstanding shares of Class A Redeemable Preferred Stock were converted into Class A common stock on April 28, 2006. No shares of the Class B Redeemable Preferred Stock have ever been issued.

In 2015 the Board approved Articles Supplementary to the Company's charter reclassifying and designating 1,800,000 shares of authorized but unissued Class A Redeemable Preferred Stock and 2,000,000 shares of authorized but unissued Class B Redeemable Preferred Stock into undesignated preferred stock, par value $0.001 per share, of the Company ("Preferred Stock"). After giving effect to the reclassification and designation of the shares of Class A Preferred Stock and Class B Preferred Stock, the Company has authority to issue 10,000,000 shares of undesignated Preferred Stock and no shares of Class A Preferred Stock or Class B Preferred Stock. The Articles Supplementary were filed with the State Department of Assessments and Taxation of Maryland (the "SDAT") and became effective upon filing on December 21, 2015.

In 2015 the Board approved Articles Supplementary to the Company's charter creating a new series of Preferred Stock designated as Series A Junior Preferred Stock, par value $0.001 per share, of the Company (the "Series A Preferred Stock"). The Articles Supplementary were filed with the SDAT and became effective upon filing on December 21, 2015.

Rights Plan

On December 21, 2015 the Board adopted a rights agreement and declared a distribution of one preferred stock purchase right ("Right") for each outstanding share of the Company's Class A common stock, Class B common stock, and Class C common stock. The distribution was payable to stockholders of record as of the close of business on December 21, 2015.

The Rights. Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would initially represent the right to purchase from the Company one ten-thousandth of a share of Series A Preferred Stock for a purchase price of $4.76, subject to adjustment in accordance with the terms of the Rights Plan (the "Purchase Price"). If issued, each fractional share of Series A Preferred Stock would give the stockholder approximately the same distribution, voting and liquidation rights as does one share of the Company's Class A common stock. However, prior to exercise, a Right does not give its holder any rights as a stockholder of the Company, including without limitation any distribution, voting or liquidation rights.

Exercisability. The Rights will generally not be exercisable until the earlier of (i) 10 business days after a public announcement by the Company that a person or group has acquired 4.9% or more of the outstanding Class A common stock without the approval of the Board of Directors (an "Acquiring Person") and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group for 4.9% or more of the Class A common stock.

The date that the Rights may first become exercisable is referred to as the "Distribution Date." Until the Distribution Date, the Class A common stock, Class B common stock and Class C common stock certificates will represent the Rights and will contain a notation to that effect. Any transfer of shares of Class A common stock, Class B common stock and/or Class C common stock prior to the Distribution Date will constitute a transfer of the associated Rights. After the Distribution Date, the Rights may be transferred other than in connection with the transfer of the underlying shares of Class A common stock, Class B common stock or Class C common stock.

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

Exchange. After the Distribution Date and following a determination by the Board that a person or group is an Acquiring Person, the Board may exchange the Rights (other than Rights owned by such an Acquiring Person which will have become void), in whole or in part, at an exchange ratio of one share of Class A common stock, Class B common stock or Class C common stock, as the case may be, or a fractional share of Series A Preferred Stock (or of a share of a similar class or series of the Company's preferred stock having similar Rights, preferences and privileges) of equivalent value, per Right (subject to adjustment).

Expiration. The Rights and the Rights Plan will expire on the earliest of (i) December 21, 2025, (ii) the time at which the Rights are redeemed pursuant to the Rights Plan, (iii) the time at which the Rights are exchanged pursuant to the Rights Plan, (iv) the repeal of Section 382 of the Code or any successor statute if the Board determines that the Rights Plan is no longer necessary for the preservation of the applicable tax benefits, (v) the beginning of a taxable year of the Company to which the Board determines that no applicable tax benefits may be carried forward and (vi) the close of business on June 30, 2016 if approval of the Rights Plan by the Company's stockholders has not been obtained.

Redemption. At any time prior to the time an Acquiring Person becomes such, the Board may redeem the Rights in whole, but not in part, at a price of $0.001 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

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

Anti-Takeover Effects. While this was not the purpose of the Board when adopting the Rights Plan, the Rights will have certain anti-takeover effects. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Board. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company even if such acquisition may be favorable to the interests of the Company's stockholders. Because the Board can redeem the Rights, the Rights should not interfere with a merger or other business combination approved by the Board.

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

Issuances of Common Stock

The table below presents information related to the Company's Class A Common Stock issued during the years ended December 31, 2016 and 2015.

Shares Issued Related To:	2016	2015
Directors' compensation	-	48,903
Incentive plan shares	258,333	-
Total shares of Class A Common Stock issued	258,333	48,903

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2016 and 2015.

NOTE 12.    STOCK INCENTIVE PLANS

Bimini Capital

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

Share Awards

During 2016, the Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of service in 2015.  The bonuses consisted of cash of approximately $0.5 million and 258,333 fully vested shares of the Company's Class A Common Stock with an approximate value of $0.2 million, or $0.75 per share.  The shares were issued under the 2011 Plan. For purposes of these bonuses, shares of the Company's common stock were valued based on the closing price of the Company's Class A Common Stock on January 15, 2016, the bonus date. The expense related to this bonus was accrued at December 31, 2015 and does not affect the results of operations for the year ended December 31, 2016.

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

The following table presents the activity related to Performance Units during the years ended December 31, 2016 and December 31, 2015:

	2016		2015
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	77,500	$1.22	31,500	$1.78
Granted during the year	-	-	46,000	0.84
Forfeited during the period	(7,500)	1.15	-	-
Nonvested, at December 31	70,000	$1.23	77,500	$1.22

($ in thousands)
	2016	2015
Compensation expense recognized during the year	$27	$19
Unrecognized compensation expense at year end	$39	$75
Weighted-average remaining vesting term (in years)	1.5	2.5
Intrinsic value of unvested shares at year end	$183	$62

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at December 31, 2016.

As previously disclosed, a complaint, filed by Hildene Capital Management, LLC and Hildene Opportunities Fund, Ltd. ("Hildene"), alleged that Hildene suffered losses as a result of Bimini Capital's repurchase of all outstanding fixed/floating rate capital securities of Bimini Capital Trust II for less than par value from PreTSL XX in October 2009.

On May 15, 2015, Hildene and Bimini Capital agreed to settle the case, and on July 10, 2015, a Stipulation of Discontinuance was filed dismissing all claims and counterclaims between and among Hildene and Bimini Capital.  In connection with the settlement and in accordance with GAAP, a loss of $3.5 million was accrued at March 31, 2015 and was charged to operations for the year ended December 31, 2015.   During the years ended December 31, 2016 and 2015, payments totaling $0.5 million and $2.25 million, respectively, were made as required by the settlement agreement. The remaining $0.75 million is scheduled to be paid in installments through July 2019 and is included in other liabilities in the December 31, 2016 consolidated balance sheet.

NOTE 14.  INCOME TAXES

The income tax provision (benefit) included in the consolidated statements of operations consists of the following for the years ended December 31, 2016 and 2015:

(in thousands)
	2016	2015
Current	$143	$482
Deferred	999	(62,932)
Income tax provision (benefit)	$1,142	$(62,450)

The income tax provision (benefit) differs from the amount computed by applying the federal income tax statutory rate of 34 percent on income before income tax expense.  A reconciliation of income tax at the statutory rate to income tax provision (benefit) for the years ended December 31, 2016 and 2015 is presented in the table below.

(in thousands)
	2016	2015
Federal tax based on statutory rate	$1,539	$(1,094)
State income tax	245	(194)
Adjustment to record beginning deferred taxes due to change to taxable status	-	(9,187)
Reduction of deferred tax asset valuation allowance	(780)	(52,135)
Other	138	160
Income tax provision (benefit)	$1,142	$(62,450)

Deferred tax assets consisted of the following as of December 31, 2016 and 2015:

(in thousands)
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$96,500	$99,106
Orchid Island Capital, Inc. common stock	3,291	3,787
MBS	1,425	(379)
Management agreement	1,267	1,267
Tax hedges	366	591
Accrued expenses	330	528
Other	697	756
	103,876	105,656
Valuation allowance	(40,043)	(40,824)
Net deferred tax assets	$63,833	$64,832

As of December 31, 2016 and 2015, Bimini Capital had tax capital loss carryforwards of approximately $0.3 million and $0.7 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2018.  In addition, as of December 31, 2016 and 2015, Bimini Capital had estimated federal NOL carryforwards of approximately $19.1 million and $19.1 million, respectively, and estimated Florida NOL carryforwards of $18.4 million and $18.4 million, respectively.  The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2028.

As of December 31, 2016, Royal Palm had estimated federal NOL carryforwards of approximately $257.0 million and estimated available Florida NOLs of approximately $29.5 million. As of December 31, 2015, Royal Palm had estimated federal NOL carryforwards of approximately $261.3 million and estimated available Florida NOLs of approximately $33.9 million.  These NOLs can be used to offset future taxable income and will begin to expire in 2025.

In connection with Orchid's 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at December 31, 2016 and 2015 total approximately $1.3 million.

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

Royal Palm holds residual interests in various real estate mortgage investment conduits ("REMICs"), some of which generate excess inclusion income ("EII"), a type of taxable income pursuant to specific provisions of the Code.  During 2010 (as part of the filing of its 2009 tax returns), Royal Palm reached a tax filing position related to the EII taxable income that was different from what was reported in previous periods, and included a notice of inconsistent treatment in its tax returns.  Royal Palm continues to file its tax returns following its 2009 tax filing position, and it continues to include a notice of inconsistent treatment in each return.

The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

NOTE 15.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2016 and 2015.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2016 and 2015.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2016 and 2015. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares would not be included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2016	2015
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$3,378	$59,079
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,373
Unvested dividend-eligible share based compensation
outstanding at the balance sheet date	70	78
Effect of weighting	(4)	(65)
Weighted average shares-basic and diluted	12,698	12,386
Income per Class A common share:
Basic and diluted	$0.27	$4.77

(in thousands, except per-share information)
	2016	2015
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$8	$152
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income per Class B common share:
Basic and diluted	$0.27	$4.77

NOTE 16.   FAIR VALUE

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

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during 2016 and 2015. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Mortgage-backed securities	$130,302	$-	$130,302	$-
Margin on derivative agreements	766	766	-	-
Orchid Island Capital, Inc. common stock	15,108	15,108	-	-
Retained interests	1,114	-	-	1,114
December 31, 2015
Mortgage-backed securities	$83,988	$-	$83,988	$-
Margin on derivative agreements	402	402	-	-
Orchid Island Capital, Inc. common stock	13,853	13,853	-	-
Retained interests	1,124	-	-	1,124

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015:

(in thousands)
	Retained Interests
	2016	2015
Balances, January 1	$1,124	$1,900
Gain included in earnings	2,425	2,962
Collections	(2,435)	(3,738)
Balances, December 31	$1,114	$1,124

During the years ended December 31, 2016 and 2015, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of December 31, 2016.

Retained interest fair value ($ in thousands)			$1,114
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	30.5%	Next 10 Months
Loans in Foreclosure	100%	30.5%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.6%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	12.3 - 14.5 (12.7)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.7 - 2.3 (1.3)	27.50% (27.50%)

NOTE 17. RELATED PARTY TRANSACTIONS

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. Should the Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2016 and 2015.

(in thousands)
	2016	2015
Management fee	$4,188	$3,978
Allocated overhead	1,301	1,064
Total	$5,489	$5,042

At December 31, 2016 and 2015, the net amount due from Orchid was approximately $0.6 million and $0.5 million, respectively.  These amounts are included in "other assets" in the consolidated balance sheets.  During the years ended December 31, 2016 and 2015, Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.8 million and $0.6, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

The Company owned 1,395,036 shares of Orchid common stock at both December 31, 2016 and 2015, representing approximately 4.2% and 6.4%, respectively, of the outstanding shares.  During the years ended December 31, 2016 and 2015, the Company received dividends on this common stock investment of approximately $2.3 million and $1.9 million, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report (the "evaluation date"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("the CEO") and Chief Financial Officer ("the CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

Changes in Internal Controls over Financial Reporting

      There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report of Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company's management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management's assessment, the Company's management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2017 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2016 (the "Proxy Statement").

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

       The following information is filed as part of this Form 10-K:

b. Financial Statement Schedules.
Not applicable.

c. Exhibits.

Exhibit No

3.1	Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form S-11/A, filed with the SEC on April 29, 2004
3.2	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated November 3, 2005, filed with the SEC on November 8, 2005
3.3	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated February 10, 2006, filed with the SEC on February 15, 2006
3.4	Articles of Amendment, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
3.5	Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated January 28, 2008, filed with the SEC on February 1, 2008
3.6
Articles Supplementary, reclassifying shares of Class A Preferred Stock and Class B Preferred Stock into Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015

3.7
Articles Supplementary, creating the Series A Preferred Stock, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.

3.8	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, dated September 24, 2007, filed with the SEC on September 24, 2007
4.1
Rights Plan, dated as of December 21, 2015, between the Company and Broadridge Corporate Issuer Solutions, Inc. incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 21, 2015, filed with the SEC on December 21, 2015.

10.1
Bimini Capital Management, Inc. 2011 Long Term Incentive Compensation Plan, incorporated by reference to Exhibit 10.23 to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2011*

10.2
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC date February 20, 2013, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.

10.3
Investment Allocation Agreement among the Company, Orchid Island Capital, Inc. and Bimini Advisors, LLC dated February 20, 2013, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013.*

21.1	Subsidiaries of the Registrant**
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002**
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002**
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002***
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the SarbanesOxley Act of 2002***

101.INS	Instance Document****
101.SCH	Taxonomy Extension Schema Document****
101.CAL	Taxonomy Extension Calculation Linkbase Document****
101.DEF	Additional Taxonomy Extension Definition Linkbase Document****
101.LAB	Taxonomy Extension Label Linkbase Document****
101.PRE	Taxonomy Extension Presentation Linkbase Document****

*	Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**	Filed herewith.
***	Furnished herewith
****	Submitted electronically herewith.

ITEM 16. Form 10-K Summary.

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BIMINI CAPITAL MANAGEMENT, INC.

Date: March 8, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 8, 2017	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2017.
Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board, Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director