Form 10-Q
period 2017-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2017-05-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 9, 2017	12,631,627
Class B Common Stock, $0.001 par value	May 9, 2017	31,938
Class C Common Stock, $0.001 par value	May 9, 2017	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$125,207,641	$129,582,386
Unpledged	685,981	719,603
Total mortgage-backed securities	125,893,622	130,301,989
Cash and cash equivalents	4,179,120	4,429,459
Restricted cash	1,142,960	1,221,978
Orchid Island Capital, Inc. common stock, at fair value	15,185,160	15,108,240
Retained interests in securitizations	501,025	1,113,736
Accrued interest receivable	490,831	512,760
Property and equipment, net	3,396,832	3,407,040
Deferred tax assets, net	63,977,430	63,833,063
Other assets	3,255,052	2,942,139
Total Assets	$218,022,032	$222,870,404

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$118,048,957	$121,827,586
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	190,072	114,199
Other liabilities	1,038,710	1,977,281
Total Liabilities	146,082,179	150,723,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627 shares issued and outstanding as of March 31, 2017 and 12,631,627 shares
issued and outstanding as of December 31, 2016	12,632	12,632
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2017 and December 31, 2016	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2017 and December 31, 2016	32	32
Additional paid-in capital	334,858,010	334,850,838
Accumulated deficit	(262,930,853)	(262,716,636)
Stockholders' equity	71,939,853	72,146,898
Total Liabilities and Stockholders' Equity	$218,022,032	$222,870,404
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016

	2017	2016
Interest income	$1,292,676	$817,464
Interest expense	(283,194)	(127,903)
Net interest income, before interest on junior subordinated notes	1,009,482	689,561
Interest expense on junior subordinated notes	(292,184)	(263,611)
Net interest income	717,298	425,950
Unrealized losses on mortgage-backed securities	(437,113)	(288,244)
Realized (losses) gains on mortgage-backed securities	(689)	231,847
Gains (losses) on derivative instruments	21,500	(1,299,863)
Net portfolio income (loss)	300,996	(930,310)

Other income:
Advisory services	1,670,001	1,269,019
(Losses) gains on retained interests in securitizations	(193,942)	546,020
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(1,127,315)	613,816
Orchid Island Capital, Inc. dividends	603,415	585,915
Other income	455	230
Total other income	952,614	3,015,000

Expenses:
Compensation and related benefits	935,911	795,710
Directors' fees and liability insurance	167,175	155,538
Audit, legal and other professional fees	137,124	157,073
Administrative and other expenses	359,333	261,624
Total expenses	1,599,543	1,369,945

Net (loss) income before income tax (benefit) provision	(345,933)	714,745
Income tax (benefit) provision	(131,716)	268,754

Net (loss) income	$(214,217)	$445,991

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.02)	$0.04
CLASS B COMMON STOCK
Basic and Diluted	$(0.02)	$0.04
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,631,627	12,666,545
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2017

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2017	$12,696	$334,850,838	$(262,716,636)	$72,146,898
Net loss	-	-	(214,217)	(214,217)
Amortization of stock based compensation	-	7,172	-	7,172

Balances, March 31, 2017	$12,696	$334,858,010	$(262,930,853)	$71,939,853
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(214,217)	$445,991
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock based compensation	7,172	201,643
Depreciation	20,508	22,242
Deferred income tax (benefit) provision	(144,367)	185,339
Losses on mortgage-backed securities, net	437,802	56,397
Losses (gains) on retained interests in securitizations	193,942	(546,020)
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock	1,127,315	(613,816)
Changes in operating assets and liabilities:
Accrued interest receivable	21,929	(79,400)
Other assets	(312,913)	(200,410)
Accrued interest payable	75,873	(9,744)
Other liabilities	(938,571)	(1,226,464)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	274,473	(1,764,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	-	(53,818,309)
Sales	1,654,834	25,799,167
Principal repayments	2,315,731	2,754,808
Payments received on retained interests in securitizations	418,769	428,452
Purchases of property and equipment	(10,300)	-
Purchases of Orchid Island Capital, Inc. common stock	(1,204,235)	(1,859,277)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,174,799	(26,695,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	184,776,630	211,634,019
Principal repayments on repurchase agreements	(188,555,259)	(186,074,709)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,778,629)	25,559,310

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(329,357)	(2,900,091)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	5,651,437	6,712,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,322,080	$3,812,392

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$499,505	$401,258
Income taxes	$105,137	$473,700

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

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

Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, requires the consolidation of a variable interest entity ("VIE") by an enterprise if it is deemed the primary beneficiary of the VIE. Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. See Note 8 for a description of the accounting used for this VIE.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

(in thousands)
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$4,179,120	$4,429,459
Restricted cash	1,142,960	1,221,978
Total cash, cash equivalents and restricted cash	$5,322,080	$5,651,437

The Company maintains cash balances at several banks, and at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2017, the Company's cash deposits exceeded federally insured limits by approximately $3.2 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note ("T-Note") and Eurodollar futures contracts, but the Company may enter into other transactions in the future.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, payable for unsettled securities purchased, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2017 and December 31, 2016, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company's junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount and effective interest rate for these instruments is presented in Note 8 to the consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company adopted the ASU beginning with the first quarter of 2017. The prior period consolidated statement of cash flows has been retrospectively adjusted to conform to this presentation.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of March 31, 2017 and December 31, 2016:

(in thousands)
	March 31, 2017	December 31, 2016
Pass-Through MBS:
Fixed-rate Mortgages	$122,028	$124,299
Total Pass-Through MBS	122,028	124,299
Structured MBS:
Interest-Only Securities	2,352	2,654
Inverse Interest-Only Securities	1,514	3,349
Total Structured MBS	3,866	6,003
Total	$125,894	$130,302

The following table summarizes the Company's MBS portfolio as of March 31, 2017 and December 31, 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	March 31, 2017	December 31, 2016
Greater than or equal to ten years	$125,894	$130,302
Total	$125,894	$130,302

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of March 31, 2017 and December 31, 2016:

(in thousands)
Series	Issue Date	March 31, 2017	December 31, 2016
HMAC 2004-2	May 10, 2004	$98	$143
HMAC 2004-3	June 30, 2004	171	364
HMAC 2004-4	August 16, 2004	229	463
HMAC 2004-5	September 28, 2004	3	144
Total		$501	$1,114

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2017, the Company had outstanding repurchase agreement obligations of approximately $118.0 million with a net weighted average borrowing rate of 0.98%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $125.7 million.  As of December 31, 2016, the Company had outstanding repurchase agreement obligations of approximately $121.8 million with a net weighted average borrowing rate of 0.99%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $130.1 million.

As of March 31, 2017 and December 31, 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$68,268	$57,409	$-	$125,677
Repurchase agreement liabilities associated with
these securities	$-	$64,274	$53,775	$-	$118,049
Net weighted average borrowing rate	-	0.99%	0.98%	-	0.98%
December 31, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$71,565	$41,334	$17,172	$130,071
Repurchase agreement liabilities associated with
these securities	$-	$66,919	$38,733	$16,176	$121,828
Net weighted average borrowing rate	-	1.01%	0.96%	0.98%	0.99%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At March 31, 2017 and December 31, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $9.3 million and $8.4 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at March 31, 2017 or December 31, 2016.

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

As of March 31, 2017 and December 31, 2016, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

The tables below present information related to the Company's Eurodollar futures positions at March 31, 2017 and December 31, 2016.

($ in thousands)
As of March 31, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.41%	1.42%	$6
2018	60,000	1.90%	1.83%	(40)
2019	60,000	2.32%	2.20%	(76)
2020	60,000	2.60%	2.44%	(99)
2021	60,000	2.80%	2.61%	(111)
Total / Weighted Average	$60,000	2.25%	2.14%	$(320)

($ in thousands)
As of March 31, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	2.01%	1.42%	$(114)
2018	26,000	1.84%	1.83%	$(2)
2019	26,000	1.63%	2.20%	$147
2020	26,000	1.95%	2.44%	$127
2021	26,000	2.22%	2.61%	$102
Total / Weighted Average	$26,000	1.93%	2.14%	$260

($ in thousands)
As of December 31, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.32%	1.28%	$(26)
2018	60,000	1.90%	1.82%	$(49)
2019	60,000	2.32%	2.21%	$(69)
2020	60,000	2.60%	2.45%	$(88)
2021	60,000	2.80%	2.64%	$(93)
Total / Weighted Average	$60,000	2.19%	2.08%	$(325)

($ in thousands)
As of December 31, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	1.93%	1.28%	$(169)
2018	26,000	1.84%	1.82%	$(6)
2019	26,000	1.63%	2.21%	$150
2020	26,000	1.95%	2.45%	$132
2021	26,000	2.22%	2.64%	$110
Total / Weighted Average	$26,000	1.91%	2.08%	$217

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Gains or (Losses) From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2017 and 2016.

(in thousands)
	Three Months Ended March 31,
	2017	2016
Eurodollar futures contracts (short positions)	$22	$(1,300)
Net gains (losses) on derivative instruments	$22	$(1,300)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of March 31, 2017 and December 31, 2016.

($ in thousands)
As of March 31, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$122,028	$-	$122,028
Structured MBS - at fair value	3,180	-	3,180
Accrued interest on pledged securities	468	-	468
Cash	338	805	1,143
Total	$126,014	$805	$126,819

($ in thousands)
As of December 31, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$124,298	$-	$124,298
Structured MBS - at fair value	5,284	-	5,284
Accrued interest on pledged securities	489	-	489
Cash	456	766	1,222
Total	$130,527	$766	$131,293

Assets Pledged from Counterparties

The table below summarizes assets pledged to us from counterparties under our repurchase agreements as of March 31, 2017 and December 31, 2016. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	March 31, 2017	December 31, 2016
Cash	$2	$-
Total	$2	$-

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2017 and December 31, 2016.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2017
Repurchase Agreements	$118,049	$-	$118,049	$(117,711)	$(338)	$-
December 31, 2016
Repurchase Agreements	$121,828	$-	$121,828	$(121,372)	$(456)	$-

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

As of March 31, 2017 and December 31, 2016, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2017, the interest rate was 4.63%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over BCTII's activities. Since Bimini Capital's investment in BCTII's common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Shares Issued Related To:	2017	2016
Vested incentive plan shares	-	258,333
Total shares of Class A Common Stock issued	-	258,333

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2017 and 2016.

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

The following table presents the activity related to Performance Units during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	70,000	$1.23	77,500	$1.22
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	70,000	$1.23	77,500	$1.22

Compensation expense during the period		$7		$8
Unrecognized compensation expense at period end		$32		$67
Weighted-average remaining vesting term (in years)		1.3		2.3
Intrinsic value of unvested shares at period end		$186		$127

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at March 31, 2017.

NOTE 12.  INCOME TAXES

The total income tax (benefit) provision recorded for the three months ended March 31, 2017 and 2016 was $(0.1) million and $0.3 million, respectively, on consolidated pre-tax book (loss) income of $(0.3) million and $0.7 million in the three months ended March 31, 2017 and 2016, respectively.

The Company's tax provision is based on a projected effective rate based annualized amounts and includes the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards ("NOLs"). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2017 and 2016.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2017 and 2016.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2017. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities. The average number of dividend eligible stock incentive plan shares that were anti-dilutive and not included in diluted earnings per share for the three months ended March 31, 2017 was 70,000.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2017 and 2016.

(in thousands, except per-share information)
	2017	2016
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(213)	$445
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,632
Unvested dividend-eligible incentive plan shares
outstanding at the balance sheet date	-	78
Effect of weighting	-	(43)
Weighted average shares-basic and diluted	12,632	12,667
(Loss) income per Class A common share:
Basic and diluted	$(0.02)	$0.04

(in thousands, except per-share information)
	2017	2016
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(1)	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.02)	$0.04

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

The Company's MBS are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of its MBS positions determined by either an independent third-party or could do so internally.

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during the three months ended March 31, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Mortgage-backed securities	$125,894	$-	$125,894	$-
Margin posted on derivative agreements	805	805	-	-
Orchid Island Capital, Inc. common stock	15,185	15,185	-	-
Retained interests	501	-	-	501
December 31, 2016
Mortgage-backed securities	$130,302	$-	$130,302	$-
Margin posted on derivative agreements	766	766	-	-
Orchid Island Capital, Inc. common stock	15,108	15,108	-	-
Retained interests	1,114	-	-	1,114

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016:

(in thousands)
	Retained Interests
	Three Months Ended March 31,
	2017	2016
Balances, January 1	$1,114	$1,124
(Loss) gain included in earnings	(194)	546
Collections	(419)	(428)
Balances, March 31	$501	$1,242

During the three months ended March 31, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2017.

Retained interests fair value (in thousands)			$501
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	48.9%	Next 10 Months
Loans in Foreclosure	100%	48.9%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	2.6%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	13.0 - 17.8 (13.4)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.7 - 17.3 (1.8)	27.50% (27.50%)

NOTE 15. RELATED PARTY TRANSACTIONS

Management Agreement

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Orchid's equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Orchid's equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Orchid's equity that is greater than $500 million.

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 20, 2018 and provides for automatic one-year extension options thereafter.  Should Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the current automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2017 and 2016.

(in thousands)
	Three Months Ended March 31,
	2017	2016
Management fee	$1,302	$971
Allocated overhead	368	298
Total	$1,670	$1,269

At March 31, 2017 and December 31, 2016, the net amount due from Orchid was approximately $0.8 million and $0.6 million, respectively, and such amounts are included in "other assets" in the consolidated balance sheets.  Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $12,000 and $195,000 during the three months ended March 31, 2017 and 2016, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

At March 31, 2017 and December 31, 2016, the Company owned 1,520,036  and 1,395,036 shares of Orchid common stock, respectively, representing approximately 4.4% and 4.2% of the outstanding shares, respectively.  The Company received dividends on this common stock investment of approximately $0.6 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively.

Robert Cauley, the Chief Executive Officer and Chairman of the Board of Directors of the Company, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, receives compensation from Orchid, and owns shares of common stock of Orchid.  In addition, Hunter Haas, the Chief Financial Officer, Chief Investment Officer and Treasurer of the Company, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid's Board of Directors, receives compensation from Orchid, and owns shares of common stock of Orchid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to those statements included in Item 1 of this Form 10-Q. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under "Risk Factors" in our most recent Annual Report on Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the new presidential administration, the Federal Reserve (the "Fed") and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company's results of operations for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016.

Net (Loss) Income Summary

Consolidated net loss for the three months ended March 31, 2017 was $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net income of $0.4 million, or $0.04 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2016. The components of net (loss) income for the three months ended March 31, 2017 and 2016, along with the changes in those components are presented in the table below.

(in thousands)
	2017	2016	Change
Net portfolio interest	$1,009	$690	$319
Interest expense on junior subordinated notes	(292)	(264)	(28)
Losses on MBS and derivative agreements	(416)	(1,356)	940
Net portfolio income (loss)	301	(930)	1,231
Other income	953	3,015	(2,062)
Expenses, including income taxes	(1,468)	(1,639)	171
Net (loss) income	$(214)	$446	$(660)

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note ("T-Note") futures contracts, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment. We have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board, (the "FASB"), Accounting Standards Codification, ("ASC"), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized gains or losses on specific derivative instruments that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on all derivative instruments would not accurately reflect our economic interest expense for these periods. For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income. This presentation includes gains or losses on all contracts in effect during the reporting period, covering the current period as well as periods in the future.

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our consolidated statements of operations are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

Our presentation of the economic value of our hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the way we calculate them. Second, while we believe that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2017 and 2016.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2017	$15	$7	$22
December 31, 2016	496	1,037	1,533
September 30, 2016	326	182	508
June 30, 2016	(353)	(404)	(757)
March 31, 2016	(787)	(513)	(1,300)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2017	$(116)	$(60)	$(176)
December 31, 2016	(122)	(57)	(179)
September 30, 2016	(93)	(55)	(148)
June 30, 2016	(60)	(77)	(137)
March 31, 2016	(45)	(80)	(125)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
	Agreements	Debt	Total
Three Months Ended
March 31, 2017	$131	$67	$198
December 31, 2016	618	1,094	1,712
September 30, 2016	419	237	656
June 30, 2016	(293)	(327)	(620)
March 31, 2016	(742)	(433)	(1,175)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements
			(Losses) on
			Derivative
			Instruments		Net Portfolio
			Attributed		Interest Income
	Interest	GAAP	to Current	Economic	GAAP	Economic
	Income	Basis	Period(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2017	$1,293	$283	$(116)	$399	$1,009	$894
December 31, 2016	1,285	251	(122)	373	1,034	912
September 30, 2016	1,108	195	(92)	287	913	821
June 30, 2016	1,025	174	(60)	234	851	791
March 31, 2016	817	127	(45)	172	690	645

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
			Interest Expense on Junior Subordinated Notes
				(Losses) on
				Derivative
	Net Portfolio			Instruments
	Interest Income			Attributed		Net Interest Income
	GAAP	Economic	GAAP	to Current	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Period(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
March 31, 2017	$1,009	$894	$292	$(60)	$352	$717	$542
December 31, 2016	1,034	912	291	(57)	348	743	564
September 30, 2016	913	821	278	(55)	333	635	488
June 30, 2016	851	791	276	(77)	353	575	438
March 31, 2016	690	645	264	(80)	344	426	301

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the three months ended March 31, 2017, the Company generated $1.0 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2016, the Company generated $0.7 million of net portfolio interest income, consisting of $0.8 million of interest income from MBS assets offset by $0.1 million of interest expense on repurchase liabilities.

The Company's economic interest expense on repurchase liabilities for the three months ended March 31, 2017 and 2016 was $0.4 million and $0.2 million, respectively, resulting in $0.9 million and $0.6 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2017 and for each quarter in 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2017	$128,098	$1,293	4.04%	119,938	$283	$399	0.94%	1.33%
December 31, 2016	131,952	1,285	3.89%	123,909	251	373	0.81%	1.20%
September 30, 2016	122,220	1,108	3.63%	114,858	195	287	0.68%	1.00%
June 30, 2016	110,017	1,025	3.73%	103,259	174	234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	172	0.57%	0.77%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2017	$1,009	$894	3.10%	2.71%
December 31, 2016	1,034	912	3.08%	2.69%
September 30, 2016	913	821	2.95%	2.63%
June 30, 2016	851	791	3.06%	2.82%
March 31, 2016	690	645	2.82%	2.62%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on page 28 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Earning Asset Yield

Interest income for the Company was $1.3 million for the three months ended March 31, 2017 and $0.8 million for the three months ended March 31, 2016.  Average MBS holdings were $128.1 million and $96.6 million for the three months ended March 31, 2017 and 2016, respectively. The $0.5 million increase in interest income was due to a $31.5 million increase in average MBS holdings, combined with a 65 basis point increase in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS ("PT MBS").

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
March 31, 2017	$123,163	$4,935	$128,098	$1,210	$83	$1,293	3.93%	6.67%	4.04%
December 31, 2016	127,627	4,325	131,952	1,238	47	1,285	3.88%	4.32%	3.89%
September 30, 2016	119,411	2,809	122,220	1,092	16	1,108	3.66%	2.19%	3.63%
June 30, 2016	106,653	3,364	110,017	1,008	17	1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding balances under repurchase agreements for the Company were $119.9 million and $90.0 million, generating interest expense of $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.  Our average cost of funds was 0.94% and 0.57% for three months ended March 31, 2017 and 2016, respectively.  There was a 37 basis point increase in the average cost of funds and a $29.9 million increase in average outstanding balances under repurchase agreements during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  The Company's average cost of funds calculated on a GAAP basis was 12 basis points above the average one-month LIBOR and 43 basis points below the average six-month LIBOR for the quarter ended March 31, 2017.  The Company's average economic cost of funds was 51 basis points above the average one-month LIBOR and 4 basis points below the average six-month LIBOR for the quarter ended March 31, 2017. The average term to maturity of the outstanding repurchase agreements decreased from 40 days at December 31, 2016 to 35 days at March 31, 2017.

The tables below present the average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the three months ended March 31, 2017 and for each quarter in 2016 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2017	$119,938	$283	$399	0.94%	1.33%
December 31, 2016	123,909	251	373	0.81%	1.20%
September 30, 2016	114,858	195	287	0.68%	1.00%
June 30, 2016	103,259	174	234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%
December 31, 2016	0.62%	1.28%	0.19%	(0.47)%	0.58%	(0.08)%
September 30, 2016	0.49%	1.09%	0.19%	(0.41)%	0.51%	(0.09)%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%

Junior Subordinated Notes

Interest expense on the Company's junior subordinated debt securities was approximately $0.3 million for the three month period ended March 31, 2017, compared to $0.3 for the same period in 2016.  The average rate of interest paid for the three months ended March 31, 2017 was 4.50% compared to 4.01% for the comparable period in 2016. The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2017, the interest rate was 4.63%.

Gains or Losses and Other Income

The table below presents the Company's gains or losses and other income for the three months ended March 31, 2017 and 2016.

(in thousands)
	2017	2016	Change
Realized (losses) gains on sales of MBS	$(1)	$232	$(233)
Unrealized losses on MBS	(437)	(288)	(149)
Total losses on MBS	(438)	(56)	(382)
Gains (losses) on derivative instruments	22	(1,300)	1,322
Advisory services	1,670	1,269	401
(Losses) gains on retained interests	(194)	546	(740)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(1,127)	614	(1,741)
Orchid Island Capital, Inc. dividends	603	586	17

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the three months ended March 31, 2017 and 2016, the Company received proceeds of $1.7 million and $25.8 million from the sales of MBS.

The fair value of the Company's MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2017 and 2016.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the three months ended March 31, 2017, the Company recorded losses on retained interests of $0.2 million compared to gains of $0.5 million for the three months ended March 31, 2016.  The lower value in the current period is primarily due to lower projected future cash flows and a longer projected weighted average life.

Advisory Services

Advisory services revenue consists of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.  The primary driver of the management fee is Orchid's adjusted book value, as defined in the management agreement.  Orchid's average adjusted book value for the three months ended March 31, 2017 was $367.1 million, compared to $261.4 million for the three months ended March 31, 2016.

Operating Expenses

For the three months ended March 31, 2017, the Company's total operating expenses were approximately $1.6 million compared to approximately $1.4 million for the three months ended March 31, 2016.

(in thousands)
	2017	2016	Change
Compensation and benefits	$936	$796	$140
Legal fees	28	64	(36)
Accounting, auditing and other professional fees	110	93	17
Directors' fees and liability insurance	167	156	11
Other G&A expenses	359	261	98
	$1,600	$1,370	$230

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2017, the Company's MBS portfolio consisted of $125.9 million of agency or government MBS at fair value and had a weighted average coupon of 4.24%.  During the three months ended March 31, 2017, the Company received principal repayments of $2.3 million compared to $2.8 million for the comparable period ended March 31, 2016.  The average prepayment speeds for the quarters ended March 31, 2017 and 2016 were 8.8% and 14.3%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2017	4.8	18.8	8.8
December 31, 2016	5.5	27.3	11.1
September 30, 2016	9.4	19.7	13.6
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3

The following tables summarize certain characteristics of the Company's PT MBS and structured MBS as of March 31, 2017 and December 31, 2016:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
March 31, 2017
Fixed Rate MBS	$122,028	96.9%	4.24%	344	1-Oct-46	NA	NA	NA
Total PT MBS	122,028	96.9%	4.24%	344	1-Oct-46	NA	NA	NA
Interest-Only Securities	2,352	1.9%	3.46%	241	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	1,514	1.2%	5.57%	287	25-Apr-41	NA	6.54%	NA
Total Structured MBS	3,866	3.1%	4.28%	259	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$125,894	100.0%	4.24%	341	1-Oct-46	NA	NA	NA
December 31, 2016
Fixed Rate MBS	$124,299	95.4%	4.24%	347	1-Oct-46	NA	NA	NA
Total PT MBS	124,299	95.4%	4.24%	347	1-Oct-46	NA	NA	NA
Interest-Only Securities	2,654	2.0%	3.48%	245	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	3,349	2.6%	5.52%	325	25-Dec-46	NA	3.25%	NA
Total Structured MBS	6,003	4.6%	4.62%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$130,302	100.0%	4.26%	344	25-Dec-46	NA	NA	NA

($ in thousands)
	March 31, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$116,741	92.7%	$120,961	92.8%
Freddie Mac	8,783	7.0%	8,870	6.8%
Ginnie Mae	370	0.3%	471	0.4%
Total Portfolio	$125,894	100.0%	$130,302	100.0%

	March 31, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$110.31	$110.31
Weighted Average Structured Purchase Price	$6.02	$6.74
Weighted Average Pass-through Current Price	$107.39	$107.54
Weighted Average Structured Current Price	$8.41	$10.40
Effective Duration (1)	4.692	4.769

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 4.692 indicates that an interest rate increase of 1.0% would be expected to cause a 4.692% decrease in the value of the MBS in the Company's investment portfolio at March 31, 2017.  An effective duration of 4.769 indicates that an interest rate increase of 1.0% would be expected to cause a 4.769% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio but do include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company's portfolio assets acquired during the three months ended March 31, 2017 and 2016.

($ in thousands)
	Three Months Ended March 31,
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$-	$-	-	$53,818	$111.36	2.51%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2017, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	122,028	5,325	(7,248)	(15,238)	4.36%	(5.94)%	(12.49)%
Interest-Only MBS	2,352	(813)	522	814	(34.58)%	22.19%	34.62%
Inverse Interest-Only MBS	1,514	(86)	(133)	(396)	(5.67)%	(8.77)%	(26.16)%
Total MBS Portfolio	$125,894	$4,426	$(6,859)	$(14,820)	3.52%	(5.45)%	(11.77)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,174,000	$(2,409)	$2,935	$5,870	(0.84)%	1.02%	2.04%
Junior Subordinated Debt Hedges	520,000	(1,072)	1,300	2,600	(0.84)%	1.02%	2.04%
	$1,694,000	$(3,481)	$4,235	$8,470	(0.84)%	1.02%	2.04%

Gross Totals		$945	$(2,624)	$(6,350)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of March 31, 2017, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with four of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's MBS.

As of March 31, 2017, the Company had obligations outstanding under the repurchase agreements of approximately $118.0 million with a net weighted average borrowing cost of 0.98%. The remaining maturity of the Company's outstanding repurchase agreement obligations ranged from 3 to 73 days, with a weighted average maturity of 35 days.  Securing the repurchase agreement obligation as of March 31, 2017 are MBS with an estimated fair value, including accrued interest, of $125.7 million and a weighted average maturity of 343 months.  Through May 9, 2017, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at March 31, 2017 with maturities through June 12, 2017.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2017	$118,049	$119,938	$(1,889)	(1.57)%
December 31, 2016	121,828	123,909	(2,081)	(1.68)%
September 30, 2016	125,991	114,858	11,133	9.69%
June 30, 2016	103,725	103,259	466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20	%(1)

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of March 31, 2017, the Company had cash and cash equivalents of $4.2 million.  We generated cash flows of $3.6 million from principal and interest payments on our MBS portfolio and $0.4 million from retained interests and had average repurchase agreements outstanding of $119.9 million during the three months ended March 31, 2017.  In addition, during the three months ended March 31, 2017, the Company received approximately $1.8 million in management fees and expense reimbursements as manager of Orchid and approximately $0.6 million in dividends from its investment in Orchid common shares.

The table below summarizes the effect that certain future contractual obligations existing as of March 31, 2017 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$118,049	$-	$-	$-	$118,049
Interest expense on repurchase agreements(1)	244	-	-	-	244
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,278	2,445	2,442	16,747	22,912
Litigation settlement	250	500	-	-	750
Totals	$119,821	$2,945	$2,442	$42,747	$167,955

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2017 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates and the MBS Market

As the year 2017 unfolded, risk markets, and particularly the equity markets, were buoyed by optimism surrounding developments in Washington surrounding the incoming Trump administration.  The President-elect made every effort to let the world and markets know that a Trump administration was going to be very pro-business, and pursue an aggressive agenda that encompassed health-care reform, tax reform, infrastructure projects and regulatory relief. As various cabinet nominations were announced, most of which were from the business world, and the new President continuously met with leaders of most major industries, the equity and risk markets continued to rally, setting new all-time highs in the case of the Dow Industrials and S&P 500 in early March.  Optimism was so high that when public comments from various Fed members hinted strongly at another rate increase at the March meeting, the markets took the prospect of another hike in stride.  The Fed did in fact raise the Fed Funds rate by 25 bps at their March meeting, and the markets reacted calmly.  However, things started to change shortly thereafter.  The markets were caught by surprise when the Trump administration failed to pass its first legislative measure – the repeal and replacement of the Affordable Care Act.  This dealt a major blow to both the early momentum of the Trump administration and the markets' expectations of the extent and timing of future legislative successes.

Following the failure of the Affordable Care Act's repeal and replacement, the markets traded sideways for the balance of the quarter.  By quarter-end, the treasury curve in the US was close to unchanged from year-end 2016 levels.  The 10-year point of the curve was less than 5 bps lower in yield and short rates were slightly higher – approximately 6.5 bps in the case of the 2 year note and just over 30 bps in the case of the 1 month bill. However, market conditions changed materially shortly after quarter-end. On Thursday, April 6th, the U.S. Navy launched a missile strike against Syria in retaliation for an apparent gas attack on civilians.  This was followed by inflammatory rhetoric between the U.S. and North Korea that caused risk markets to sell off and safe haven assets to rally in an apparent flight to quality move.  Further fueling the market rally was the incoming data for March, which was almost universally weak and pointed to a very low growth rate for GDP in the first quarter. With the diminished outlook for the Trump administration's legislative agenda, geo-political risk and incoming economic data casting doubt on the growth prospects of the U.S. economy, the 10-year U.S. Treasury note rallied nearly 40 bps, and market pricing in the Fed Funds futures market implied the market had drastically reduced anticipated future rate hikes.  Further, the market grew very skeptical of comments from various Fed members concerning the initial steps to be taken in reducing the Fed's balance sheet and the timing of such moves.

The events in the various risk markets and U.S. treasury markets – coupled with the potential for reduced purchases of agency MBS assets by the Fed at some point in the not too distant future – caused agency MBS assets to cheapen to comparable duration treasuries.  Further, the flattening of the U.S. treasury curve described above was not conducive to MBS asset valuations either, as the prospects for net interest income from owning the assets diminished.  Prepayment speeds continued to moderate with the combination of the typical seasonal slowdown coupled with substantially higher mortgage rates versus levels prior to the election.  Prepayment speeds appear to have hit their trough in February – based on the report released in March – before picking up again slightly in March – released in April.

Recent Regulatory Developments

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2017 and reducing the Fed's holdings of RMBS. At this time, the direction and extent of these potential policy changes cannot be foreseen.

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

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency MBS with shorter durations, such as short-term fixed and floating rate CMOs. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than PT MBS, particularly PT MBS backed by fixed-rate mortgages.

Effects on our borrowing costs

We leverage our PT MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Fed Funds Rate and LIBOR. An increase in the Fed Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change. We believe that we have sufficient borrowing capacity to support our MBS portfolio.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The first quarter of 2017 was a very strong quarter for risk assets as the Trump administration took office and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the administration made bold promises, it has yet to deliver much and the markets have grown skeptical as we entered the second quarter.  Geo-political events surfaced in early April, and the US government faced a potential shut-down that was narrowly averted when Congress and the Trump administration passed a continuing resolution to fund the government through the end of the current fiscal year. Compounding the sudden change in the outlook for markets and the economy was weak economic data for March followed by news that GDP growth in the first quarter was only 0.7%.  The market may be at a crossroads and economic data in the second quarter will determine the direction markets head from here.  The Trump administration will also play a lead role in shaping this outcome to the extent it succeeds in making good on its bold promises to date.  The MBS market will, as is usually the case, take its cue from the broader market and the rates market in particular.  There is also the specter of an eventual reduction in reinvestment of pay-downs on the Fed's MBS portfolio.  As these events unfold over the balance of 2017 they likely will drive the extent and timing of a tapering of the Fed's reinvestments.

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

GAAP requires the Company's management to make complex and subjective decisions and assessments.  The Company's most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2016.

Capital Expenditures

At March 31, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the SEC on March 8, 2017.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: May 9, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 9, 2017	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)