Form 10-Q
period 2017-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2017-08-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 8, 2017	12,631,627
Class B Common Stock, $0.001 par value	August 8, 2017	31,938
Class C Common Stock, $0.001 par value	August 8, 2017	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$141,900,146	$129,582,386
Unpledged	582,829	719,603
Total mortgage-backed securities	142,482,975	130,301,989
Cash and cash equivalents	6,398,651	4,429,459
Restricted cash	588,620	1,221,978
Orchid Island Capital, Inc. common stock, at fair value	14,987,555	15,108,240
Retained interests in securitizations	644,128	1,113,736
Accrued interest receivable	541,201	512,760
Property and equipment, net	3,378,086	3,407,040
Deferred tax assets, net	63,596,315	63,833,063
Other assets	2,861,511	2,942,139
Total Assets	$235,479,042	$222,870,404

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$134,632,521	$121,827,586
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	120,968	114,199
Other liabilities	1,324,713	1,977,281
Total Liabilities	162,882,642	150,723,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627
shares issued and outstanding as of June 30, 2017 and December 31, 2016	12,632	12,632
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2017 and December 31, 2016	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2017 and December 31, 2016	32	32
Additional paid-in capital	334,865,181	334,850,838
Accumulated deficit	(262,281,477)	(262,716,636)
Stockholders' equity	72,596,400	72,146,898
Total Liabilities and Stockholders' Equity	$235,479,042	$222,870,404
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Interest income	$2,561,649	$1,842,540	$1,268,974	$1,025,076
Interest expense	(606,755)	(301,973)	(323,561)	(174,069)
Net interest income, before interest on junior subordinated notes	1,954,894	1,540,567	945,413	851,007
Interest expense on junior subordinated notes	(597,879)	(539,972)	(305,695)	(276,361)
Net interest income	1,357,015	1,000,595	639,718	574,646
Unrealized (losses) gains on mortgage-backed securities	(464,037)	(39,157)	(26,924)	249,087
Realized (losses) gains on mortgage-backed securities	(689)	250,973	-	19,126
Losses on derivative instruments	(810,013)	(2,057,475)	(831,513)	(757,613)
Net portfolio income (loss)	82,276	(845,064)	(218,719)	85,246

Other income:
Advisory services	3,458,044	2,542,536	1,788,043	1,273,517
Gains on retained interests in securitizations	304,117	1,079,867	498,059	533,847
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(1,324,920)	502,213	(197,605)	(111,603)
Orchid Island Capital, Inc. dividends	1,241,830	1,171,830	638,415	585,915
Other income	857	460	402	230
Total other income	3,679,928	5,296,906	2,727,314	2,281,906

Expenses:
Compensation and related benefits	1,814,948	1,551,017	879,037	755,307
Directors' fees and liability insurance	333,100	311,075	165,925	155,538
Audit, legal and other professional fees	226,580	295,150	89,456	138,078
Administrative and other expenses	658,317	566,556	298,987	304,930
Total expenses	3,032,945	2,723,798	1,433,405	1,353,853

Net income before income tax provision	729,259	1,728,044	1,075,190	1,013,299
Income tax provision	294,100	680,355	425,816	411,601

Net income	$435,159	$1,047,689	$649,374	$601,698

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.03	$0.08	$0.05	$0.05
CLASS B COMMON STOCK
Basic and Diluted	$0.03	$0.08	$0.05	$0.05
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,701,627	12,687,836	12,701,627	12,709,127
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2017

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2017	$12,696	$334,850,838	$(262,716,636)	$72,146,898
Net income	-	-	435,159	435,159
Amortization of stock based compensation	-	14,343	-	14,343

Balances, June 30, 2017	$12,696	$334,865,181	$(262,281,477)	$72,596,400
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$435,159	$1,047,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	14,343	209,536
Depreciation	39,253	43,988
Deferred income tax provision	236,748	531,878
Losses (gains) on mortgage-backed securities, net	464,726	(211,816)
Gains on retained interests in securitizations	(304,117)	(1,079,867)
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock	1,324,920	(502,213)
Changes in operating assets and liabilities:
Accrued interest receivable	(28,441)	(74,956)
Other assets	80,628	(220,035)
Accrued interest payable	6,769	35,022
Other liabilities	(652,568)	(887,770)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,617,420	(1,108,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(19,219,818)	(74,459,950)
Sales	1,654,834	41,767,104
Principal repayments	4,919,272	6,055,058
Payments received on retained interests in securitizations	773,725	844,870
Purchases of property and equipment	(10,299)	-
Purchases of Orchid Island Capital, Inc. common stock	(1,204,235)	(1,859,277)
NET CASH USED IN INVESTING ACTIVITIES	(13,086,521)	(27,652,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	488,295,370	424,489,350
Principal repayments on repurchase agreements	(475,490,435)	(397,998,869)
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,804,935	26,490,481

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,335,834	(2,270,258)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	5,651,437	6,712,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,987,271	$4,442,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,197,865	$806,923
Income taxes	$209,916	$515,433

See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

(in thousands)
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$6,398,651	$4,429,459
Restricted cash	588,620	1,221,978
Total cash, cash equivalents and restricted cash	$6,987,271	$5,651,437

The Company maintains cash balances at several banks, and at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2017, the Company's cash deposits exceeded federally insured limits by approximately $4.6 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2017 and December 31, 2016, due to the short-term nature of these financial instruments.

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

Income Taxes

For the calendar year ended December 31, 2015, Bimini Capital, Bimini Advisors, Inc. and Royal Palm were separate taxpaying entities for income tax purposes and filed separate Federal income tax returns. Bimini Advisors, Inc. remained a separate tax paying entity through January 31, 2016; on that date, Bimini Advisors, Inc. was reorganized (as Bimini Advisors Holdings, LLC) to be an LLC wholly-owned by Bimini Capital. Beginning with the tax period starting on February 1, 2016, Bimini Capital and Bimini Advisors are combined as a single tax paying entity. Royal Palm continues to be treated as a separate tax paying entity.

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

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of June 30, 2017 and December 31, 2016:

(in thousands)
	June 30, 2017	December 31, 2016
Pass-Through MBS:
Fixed-rate Mortgages	$139,010	$124,299
Total Pass-Through MBS	139,010	124,299
Structured MBS:
Interest-Only Securities	2,061	2,654
Inverse Interest-Only Securities	1,412	3,349
Total Structured MBS	3,473	6,003
Total	$142,483	$130,302

The following table summarizes the Company's MBS portfolio as of June 30, 2017 and December 31, 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	June 30, 2017	December 31, 2016
Greater than or equal to ten years	$142,483	$130,302
Total	$142,483	$130,302

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of June 30, 2017 and December 31, 2016:

(in thousands)
Series	Issue Date	June 30, 2017	December 31, 2016
HMAC 2004-2	May 10, 2004	$17	$143
HMAC 2004-3	June 30, 2004	158	364
HMAC 2004-4	August 16, 2004	381	463
HMAC 2004-5	September 28, 2004	88	144
Total		$644	$1,114

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2017, the Company had outstanding repurchase agreement obligations of approximately $134.6 million with a net weighted average borrowing rate of 1.32%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $142.4 million.  As of December 31, 2016, the Company had outstanding repurchase agreement obligations of approximately $121.8 million with a net weighted average borrowing rate of 0.99%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $130.1 million.

As of June 30, 2017 and December 31, 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$80,613	$50,367	$11,441	$142,421
Repurchase agreement liabilities associated with
these securities	$-	$76,479	$47,283	$10,871	$134,633
Net weighted average borrowing rate	-	1.34%	1.29%	1.34%	1.32%
December 31, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$71,565	$41,334	$17,172	$130,071
Repurchase agreement liabilities associated with
these securities	$-	$66,919	$38,733	$16,176	$121,828
Net weighted average borrowing rate	-	1.01%	0.96%	0.98%	0.99%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2017 and December 31, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $7.7 million and $8.4 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at June 30, 2017 or December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

The tables below present information related to the Company's Eurodollar futures positions at June 30, 2017 and December 31, 2016.

($ in thousands)
As of June 30, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.49%	1.42%	$(23)
2018	60,000	1.90%	1.68%	(134)
2019	60,000	2.32%	1.95%	(226)
2020	60,000	2.60%	2.17%	(261)
2021	60,000	2.80%	2.37%	(259)
Total / Weighted Average	$60,000	2.30%	1.97%	$(903)

($ in thousands)
As of June 30, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	2.08%	1.42%	$(86)
2018	26,000	1.84%	1.68%	$(43)
2019	26,000	1.63%	1.95%	$82
2020	26,000	1.95%	2.17%	$57
2021	26,000	2.22%	2.37%	$38
Total / Weighted Average	$26,000	1.93%	1.97%	$48

($ in thousands)
As of December 31, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.32%	1.28%	$(26)
2018	60,000	1.90%	1.82%	$(49)
2019	60,000	2.32%	2.21%	$(69)
2020	60,000	2.60%	2.45%	$(88)
2021	60,000	2.80%	2.64%	$(93)
Total / Weighted Average	$60,000	2.19%	2.08%	$(325)

($ in thousands)
As of December 31, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	1.93%	1.28%	$(169)
2018	26,000	1.84%	1.82%	$(6)
2019	26,000	1.63%	2.21%	$150
2020	26,000	1.95%	2.45%	$132
2021	26,000	2.22%	2.64%	$110
Total / Weighted Average	$26,000	1.91%	2.08%	$217

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Losses From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Eurodollar futures contracts (short positions)	$(810)	$(2,057)	$(831)	$(757)
Losses on derivative instruments	$(810)	$(2,057)	$(831)	$(757)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of June 30, 2017 and December 31, 2016.

($ in thousands)
As of June 30, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$139,010	$-	$139,010
Structured MBS - at fair value	2,890	-	2,890
Accrued interest on pledged securities	521	-	521
Cash	15	574	589
Total	$142,436	$574	$143,010

($ in thousands)
As of December 31, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$124,298	$-	$124,298
Structured MBS - at fair value	5,284	-	5,284
Accrued interest on pledged securities	489	-	489
Cash	456	766	1,222
Total	$130,527	$766	$131,293

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2017 and December 31, 2016.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2017
Repurchase Agreements	$134,633	$-	$134,633	$(134,618)	$(15)	$-
December 31, 2016
Repurchase Agreements	$121,828	$-	$121,828	$(121,372)	$(456)	$-

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

As of June 30, 2017 and December 31, 2016, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2017, the interest rate was 4.75%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment of all present and future senior indebtedness.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the six and three months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Three Months Ended June 30,
Shares Issued Related To:	2017	2016	2017	2016
Vested incentive plan shares	-	258,333	-	-
Total shares of Class A Common Stock issued	-	258,333	-	-

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the six months ended June 30, 2017 and 2016.

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

The following table presents the activity related to Performance Units during the six months ended June 30, 2017 and 2016:

($ in thousands, except per share data)
	Six Months Ended June 30,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested, beginning of period	70,000	$1.23	77,500	$1.22
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	70,000	$1.23	77,500	$1.22

Compensation expense during the period		$14		$16
Unrecognized compensation expense at period end		$25		$59
Weighted-average remaining vesting term (in years)		1.0		2.0
Intrinsic value of unvested shares at period end		$196		$107

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at June 30, 2017.

NOTE 12.  INCOME TAXES

The total income tax provision recorded for the six months ended June 30, 2017 and 2016 was $0.3 million and $0.7 million, respectively, on consolidated pre-tax book income of $0.7 million and $1.7 million in the six months ended June 30, 2017 and 2016, respectively. The total income tax provision recorded for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.4 million, respectively, on consolidated pre-tax book income of $1.1 million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively.

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

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2017 and 2016.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2017 and 2016.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2017. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2017 and 2016.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$434	$1,045	$647	$600
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,632	12,632	12,632
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	70	78	70	78
Effect of weighting	-	(22)	-	(1)
Weighted average shares-basic and diluted	12,702	12,688	12,702	12,709
Income per Class A common share:
Basic and diluted	$0.03	$0.08	$0.05	$0.05

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$1	$3	$2	$2
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income per Class B common share:
Basic and diluted	$0.03	$0.08	$0.05	$0.05

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

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during the six and three months ended June 30, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Mortgage-backed securities	$142,483	$-	$142,483	$-
Margin posted on derivative agreements	574	574	-	-
Orchid Island Capital, Inc. common stock	14,988	14,988	-	-
Retained interests	644	-	-	644
December 31, 2016
Mortgage-backed securities	$130,302	$-	$130,302	$-
Margin posted on derivative agreements	766	766	-	-
Orchid Island Capital, Inc. common stock	15,108	15,108	-	-
Retained interests	1,114	-	-	1,114

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016:

(in thousands)
	Retained Interests
	Six Months Ended June 30,
	2017	2016
Balances, January 1	$1,114	$1,124
Gain included in earnings	304	1,080
Collections	(774)	(845)
Balances, June 30	$644	$1,359

During the six months ended June 30, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of June 30, 2017.

Retained interests fair value (in thousands)				$644
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)		Range Of Loss Timing
Real Estate Owned	100%	33.5%		Next 10 Months
Loans in Foreclosure	100%	33.5%		Month 4 - 13
Loans 90 Day Delinquent	100%	45%		Month 11-28
Loans 60 Day Delinquent	85%	45%		Month 11-28
Loans 30 Day Delinquent	75%	45%		Month 11-28
Current Loans	2.8%	45%		Month 29 and Beyond
		Remaining Life Range		Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)		(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	12.2 - 15.6	(12.9)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	1.3 - 15.2	(2.5)	27.50% (27.50%)

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Management fee	$2,702	$1,916	$1,400	$945
Allocated overhead	756	626	388	329
Total	$3,458	$2,542	$1,788	$1,274

At June 30, 2017 and December 31, 2016, the net amount due from Orchid was approximately $0.7 million and $0.6 million, respectively, and such amounts are included in "other assets" in the consolidated balance sheets.  Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.2 million and $0.2 million during the six and three months ended June 30, 2017, respectively and $0.4 million and $0.2 million during the six and three months ended June 30, 2016, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

At June 30, 2017 and December 31, 2016, the Company owned 1,520,036  and 1,395,036 shares of Orchid common stock, respectively, representing approximately 3.4% and 4.2% of the outstanding shares, respectively.  The Company received dividends on this common stock investment of approximately $1.2 million and $0.6 million during the six and three months ended June 30, 2017, respectively, and approximately $1.2 million and $0.6 million during the six and three months ended June 30, 2016, respectively.

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

Results of Operations

Described below are the Company's results of operations for the six and three months ended June 30, 2017, as compared to the six and three months ended June 30, 2016.

Net Income Summary

Consolidated net income for the six months ended June 30, 2017 was $0.4 million, or $0.03 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $1.0 million, or $0.08 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2016.

Consolidated net income for the three months ended June 30, 2017 was $0.6 million, or $0.05 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.6 million, or $0.05 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2016.

The components of net income for the six and three months ended June 30, 2017 and 2016, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Net portfolio interest	$1,955	$1,541	$414	$945	$851	$94
Interest expense on junior subordinated notes	(598)	(540)	(58)	(306)	(276)	(30)
Losses on MBS and derivative instruments	(1,275)	(1,846)	571	(858)	(490)	(368)
Net portfolio income (loss)	82	(845)	927	(219)	85	(304)
Other income	3,680	5,297	(1,617)	2,727	2,282	445
Expenses, including income taxes	(3,327)	(3,404)	77	(1,859)	(1,765)	(94)
Net income	$435	$1,048	$(613)	$649	$602	$47

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
June 30, 2017	$(581)	$(251)	$(832)
March 31, 2017	15	7	22
December 31, 2016	496	1,037	1,533
September 30, 2016	326	182	508
June 30, 2016	(353)	(404)	(757)
March 31, 2016	(787)	(513)	(1,300)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
June 30, 2017	$(566)	$(244)	$(810)
June 30, 2016	(1,140)	(917)	(2,057)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
June 30, 2017	$(152)	$(37)	$(189)
March 31, 2017	(116)	(60)	(176)
December 31, 2016	(122)	(57)	(179)
September 30, 2016	(92)	(55)	(147)
June 30, 2016	(60)	(77)	(137)
March 31, 2016	(45)	(80)	(125)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
June 30, 2017	$(268)	$(97)	$(365)
June 30, 2016	(105)	(157)	(262)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
June 30, 2017	$(429)	$(214)	$(643)
March 31, 2017	131	67	198
December 31, 2016	618	1,094	1,712
September 30, 2016	418	237	655
June 30, 2016	(293)	(327)	(620)
March 31, 2016	(742)	(433)	(1,175)

(in thousands)
		Junior
	Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total
June 30, 2017	$(298)	$(147)	$(445)
June 30, 2016	(1,035)	(760)	(1,795)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2017	$1,269	$324	$(152)	$476	$945	$793
March 31, 2017	1,293	283	(116)	399	1,010	894
December 31, 2016	1,285	251	(122)	373	1,034	912
September 30, 2016	1,108	195	(92)	287	913	821
June 30, 2016	1,025	174	(60)	234	851	791
March 31, 2016	817	127	(45)	172	690	645

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2017	$2,562	$607	$(268)	$875	$1,955	$1,687
June 30, 2016	1,842	301	(105)	406	1,541	1,436

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2017	$945	$793	$306	$(37)	$343	$639	$450
March 31, 2017	1,010	894	292	(60)	352	718	542
December 31, 2016	1,034	912	291	(57)	348	743	564
September 30, 2016	913	821	278	(55)	333	635	488
June 30, 2016	851	791	276	(77)	353	575	438
March 31, 2016	690	645	264	(80)	344	426	301

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2017	$1,955	$1,687	$598	$(97)	$695	$1,357	$992
June 30, 2016	1,541	1,436	540	(157)	697	1,001	739

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Net Portfolio Income

During the six months ended June 30, 2017, the Company generated $2.0 million of net portfolio interest income, consisting of $2.6 million of interest income from MBS assets offset by $0.6 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2016, the Company generated $1.5 million of net portfolio interest income, consisting of $1.8 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.

The Company's economic interest expense on repurchase liabilities for the six months ended June 30, 2017 and 2016 was $0.9 million and $0.4 million, respectively, resulting in $1.7 million and $1.4 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2017, the Company generated $0.9 million of net portfolio interest income, consisting of $1.2 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2016, the Company generated $0.8 million of net portfolio interest income, consisting of $1.0 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

The Company's economic interest expense on repurchase liabilities for the three months ended June 30, 2017 and 2016 was $0.5 million and $0.2 million, respectively, resulting in $0.8 million and $0.8 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2017 and 2016 and each quarter in 2017 and 2016 on both a GAAP and economic basis.
($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2017	$134,188	$1,269	3.78%	$126,341	$324	$476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	399	0.94%	1.33%
December 31, 2016	131,952	1,285	3.89%	123,909	251	373	0.81%	1.20%
September 30, 2016	122,220	1,108	3.63%	114,858	195	287	0.68%	1.00%
June 30, 2016	110,017	1,025	3.73%	103,259	174	234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	172	0.57%	0.77%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2017	$131,143	$2,562	3.91%	$123,140	$607	$875	0.99%	1.42%
June 30, 2016	103,305	1,842	3.57%	96,637	301	406	0.62%	0.84%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2017	$945	$793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%
December 31, 2016	1,034	912	3.08%	2.69%
September 30, 2016	913	821	2.95%	2.63%
June 30, 2016	851	791	3.06%	2.82%
March 31, 2016	690	645	2.82%	2.62%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2017	$1,955	$1,687	2.92%	2.49%
June 30, 2016	1,541	1,436	2.95%	2.73%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 30 and 31 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 31 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Interest income for the Company was $2.6 million for the six months ended June 30, 2017 and $1.8 million for the six months ended June 30, 2016.  Average MBS holdings were $131.1 million and $103.3 million for the six months ended June 30, 2017 and 2016, respectively. The $0.8 million increase in interest income was due to combination of a 34 basis point increase in yields and a $27.8 million increase in average MBS holdings.

Interest income for the Company was $1.2 million for the three months ended June 30, 2017 and $1.0 million for the three months ended June 30, 2016.  Average MBS holdings were $134.2 million and $110.0 million for the three months ended June 30, 2017 and 2016, respectively. The $0.2 million increase in interest income was due to combination of a 5 basis point increase in yields and a $24.2 million increase in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the six months ended June 30, 2017 and 2016, and for each quarter during 2017 and 2016.
($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2017	$130,519	$3,669	$134,188	$1,220	$49	$1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%
December 31, 2016	127,627	4,325	131,952	1,238	47	1,285	3.88%	4.32%	3.89%
September 30, 2016	119,411	2,809	122,220	1,092	16	1,108	3.66%	2.19%	3.63%
June 30, 2016	106,653	3,364	110,017	1,008	17	1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Six Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2017	$126,841	$4,302	$131,143	$2,430	$132	$2,562	3.83%	6.10%	3.91%
June 30, 2016	99,509	3,796	103,305	1,791	51	1,842	3.60%	2.72%	3.57%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding balances under repurchase agreements for the Company were $123.1 million and $96.6 million, generating interest expense of $0.6 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.  Our average cost of funds was 0.99% and 0.62% for six months ended June 30, 2017 and 2016, respectively.  There was a 37 basis point increase in the average cost of funds and a $26.5 million increase in average outstanding repurchase agreements during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.

The Company's economic interest expense was $0.9 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively. There was a 58 basis point increase in the average economic cost of funds to 1.42% for the six months ended June 30, 2017 from 0.84% for the six months ended June 30, 2016.  The $0.5 million increase in economic interest expense was due to the $26.5 million increase in average outstanding repurchase agreements during the six months ended June 30, 2017, combined with the negative performance of our derivative agreements attributed to the current period.

Average outstanding balances under repurchase agreements for the Company were $126.3 million and $103.3 million, generating interest expense of $0.3 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively.  Our average cost of funds was 1.02% and 0.67% for three months ended June 30, 2017 and 2016, respectively.  There was a 35 basis point increase in the average cost of funds and a $23.1 million increase in average outstanding repurchase agreements during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

The Company's economic interest expense was $0.5 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively. There was a 60 basis point increase in the average economic cost of funds to 1.51% for the three months ended June 30, 2017 from 0.91% for the three months ended June 30, 2016.  The $0.3 million increase in economic interest expense was due to the $23.1 million increase in average outstanding repurchase agreements during the three months ended June 30, 2017, combined with the negative performance of our derivative agreements attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company's average cost of funds calculated on a GAAP basis was 3 basis points below the average one-month LIBOR and 41 basis points below the average six-month LIBOR for the quarter ended June 30, 2017.  The Company's average economic cost of funds was 46 basis points above the average one-month LIBOR and 8 basis points above the average six-month LIBOR for the quarter ended June 30, 2017. The average term to maturity of the outstanding repurchase agreements increased from 40 days at December 31, 2016 to 43 days at June 30, 2017.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2017 and 2016, and for each quarter in 2017 and 2016, on both a GAAP and economic basis.
($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2017	$126,341	$324	$476	1.02%	1.51%
March 31, 2017	119,938	283	399	0.94%	1.33%
December 31, 2016	123,909	251	373	0.81%	1.20%
September 30, 2016	114,858	195	287	0.68%	1.00%
June 30, 2016	103,259	174	234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2017	$123,140	$607	$875	0.99%	1.42%
June 30, 2016	96,637	301	406	0.62%	0.84%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%
December 31, 2016	0.62%	1.28%	0.19%	(0.47)%	0.58%	(0.08)%
September 30, 2016	0.49%	1.09%	0.19%	(0.41)%	0.51%	(0.09)%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Six Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2017	0.94%	1.40%	0.05%	(0.41)%	0.48%	0.02%
June 30, 2016	0.42%	0.88%	0.20%	(0.26)%	0.42%	(0.04)%

Junior Subordinated Notes

Interest expense on the Company's junior subordinated debt securities was $0.6 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.  The average rate of interest paid for the six months ended June 30, 2017 was 4.57% compared to 4.11% for the comparable period in 2016.

Interest expense on the Company's junior subordinated debt securities was $0.3 million and $0.3 million for the three month periods ended June 30, 2017 and 2016, respectively.  The average rate of interest paid for the three months ended June 30, 2017 was 4.65% compared to 4.20% for the comparable period in 2016.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of June 30, 2017, the interest rate was 4.75%.

Gains or Losses and Other Income

The table below presents the Company's gains or losses and other income for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Realized (losses) gains on sales of MBS	$(1)	$251	$(252)	$-	$19	$(19)
Unrealized (losses) gains on MBS	(464)	(39)	(425)	(27)	249	(276)
Total (losses) gains on MBS	(465)	212	(677)	(27)	268	(295)
Losses on derivative instruments	(810)	(2,057)	1,247	(832)	(758)	(74)
Advisory services	3,458	2,543	915	1,788	1,274	514
Gains on retained interests	304	1,080	(776)	498	534	(36)
Unrealized (losses) gains on
Orchid Island Capital, Inc. Common Stock	(1,325)	502	(1,827)	(198)	(112)	(86)
Orchid Island Capital, Inc. dividends	1,242	1,172	70	638	586	52

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the six months ended June 30, 2017, the Company received proceeds of $1.7 million from the sales of MBS.  There were no sales of MBS during the three months ended June 30, 2017. During the six and three months ended June 30, 2016, the Company received proceeds of $41.8 million and $16.0 million from the sales of MBS, respectively.

The fair value of the Company's MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2017 and 2016.
			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the six and three months ended June 30, 2017, the Company recorded gains on retained interests of $0.3 million and $0.5 million, respectively, compared to gains of $1.1 million and $0.5 million, respectively, for the six and three months ended June 30, 2016.

Advisory Services

Advisory services revenue consists of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.

Operating Expenses

For the six and three months ended June 30, 2017, the Company's total operating expenses were approximately $3.0 million and $1.4 million, respectively, compared to approximately $2.7 million and $1.4 million for the six and three months ended June 30, 2016, respectively.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2017 and 2016.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Compensation and related benefits	$1,815	$1,551	$264	$879	$755	$124
Legal fees	40	104	(64)	13	40	(27)
Accounting, auditing and other professional fees	186	191	(5)	77	98	(21)
Directors' fees and liability insurance	333	311	22	166	156	10
Administrative and other expenses	659	567	92	298	305	(7)
	$3,033	$2,724	$309	$1,433	$1,354	$79

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2017, the Company's MBS portfolio consisted of $142.5 million of agency or government MBS at fair value and had a weighted average coupon of 4.27%.  During the six months ended June 30, 2017, the Company received principal repayments of $4.9 million compared to $6.1 million for the comparable period ended June 30, 2016.  The average prepayment speeds for the quarters ended June 30, 2017 and 2016 were 9.9% and 12.6%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8
December 31, 2016	5.5	27.3	11.1
September 30, 2016	9.4	19.7	13.6
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3

The following tables summarize certain characteristics of the Company's PT MBS and structured MBS as of June 30, 2017 and December 31, 2016:

($ in thousands)
				Weighted		Weighted
		Percentage		Average		Average	Weighted	Weighted
		of	Weighted	Maturity		Coupon	Average	Average
	Fair	Entire	Average	in	Longest	Reset in	Lifetime	Periodic
Asset Category	Value	Portfolio	Coupon	Months	Maturity	Months	Cap	Cap
June 30, 2017
Fixed Rate MBS	$139,010	97.6%	4.27%	343	1-Jul-47	NA	NA	NA
Total PT MBS	139,010	97.6%	4.27%	343	1-Jul-47	NA	NA	NA
Interest-Only Securities	2,061	1.4%	3.47%	238	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	1,412	1.0%	5.34%	284	25-Apr-41	NA	6.55%	NA
Total Structured MBS	3,473	2.4%	4.23%	256	25-Apr-41	NA	NA	NA
Total Mortgage Assets	$142,483	100.0%	4.27%	341	1-Jul-47	NA	NA	NA
December 31, 2016
Fixed Rate MBS	$124,299	95.4%	4.24%	347	1-Oct-46	NA	NA	NA
Total PT MBS	124,299	95.4%	4.24%	347	1-Oct-46	NA	NA	NA
Interest-Only Securities	2,654	2.0%	3.48%	245	25-Dec-39	NA	NA	NA
Inverse Interest-Only Securities	3,349	2.6%	5.52%	325	25-Dec-46	NA	3.25%	NA
Total Structured MBS	6,003	4.6%	4.62%	290	25-Dec-46	NA	NA	NA
Total Mortgage Assets	$130,302	100.0%	4.26%	344	25-Dec-46	NA	NA	NA

($ in thousands)
	June 30, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$130,327	91.5%	$120,961	92.8%
Freddie Mac	11,821	8.3%	8,870	6.8%
Ginnie Mae	335	0.2%	471	0.4%
Total Portfolio	$142,483	100.0%	$130,302	100.0%

	June 30, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$110.22	$110.31
Weighted Average Structured Purchase Price	$6.02	$6.74
Weighted Average Pass-through Current Price	$107.88	$107.54
Weighted Average Structured Current Price	$8.26	$10.40
Effective Duration (1)	3.859	4.769

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.859 indicates that an interest rate increase of 1.0% would be expected to cause a 3.859% decrease in the value of the MBS in the Company's investment portfolio at June 30, 2017.  An effective duration of 4.769 indicates that an interest rate increase of 1.0% would be expected to cause a 4.769% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio but do include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company's portfolio assets acquired during the six months ended June 30, 2017 and 2016.

($ in thousands)
	Six Months Ended June 30,
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$19,220	$109.62	2.68%	$74,460	$110.75	2.50%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2017, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$139,010	$4,889	$(7,457)	$(16,077)	3.52%	(5.36)%	(11.57)%
Interest-Only MBS	2,061	(825)	614	958	(40.03)%	29.79%	46.49%
Inverse Interest-Only MBS	1,412	(191)	(32)	(269)	(13.51)%	(2.25)%	(19.06)%
Total MBS Portfolio	$142,483	$3,873	$(6,875)	$(15,388)	2.72%	(4.83)%	(10.80)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,080,000	$(1,768)	$2,700	$5,400	(0.67)%	1.02%	2.04%
Junior Subordinated Debt Hedges	468,000	(766)	1,170	2,340	(0.67)%	1.02%	2.04%
	$1,548,000	$(2,534)	$3,870	$7,740	(0.67)%	1.02%	2.04%

Gross Totals		$1,339	$(3,005)	$(7,648)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of June 30, 2017, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's MBS.

As of June 30, 2017, the Company had obligations outstanding under the repurchase agreements of approximately $134.6 million with a net weighted average borrowing cost of 1.32%. The remaining maturity of the Company's outstanding repurchase agreement obligations ranged from 12 to 91 days, with a weighted average maturity of 43 days.  Securing the repurchase agreement obligation as of June 30, 2017 are MBS with an estimated fair value, including accrued interest, of $142.4 million and a weighted average maturity of 342 months.  Through August 8, 2017, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at June 30, 2017 with maturities through October 27, 2017.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2017	$134,633	$126,341	$8,292	6.56%
March 31, 2017	118,049	119,938	(1,889)	(1.57)%
December 31, 2016	121,828	123,909	(2,081)	(1.68)%
September 30, 2016	125,991	114,858	11,133	9.69%
June 30, 2016	103,725	103,259	466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20	%(1)

(1)
The higher ending balance relative to the average balance during the quarter ended March 31, 2016 reflects the repositioning of the portfolio. During the quarter ended March 31, 2016, the Company's investment in PT MBS increased $26.2 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our principal immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio, and from cash flows received from the retained interests and the collection of servicing advances.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings, (c) the payment of overhead and operating expenses, and (d) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of June 30, 2017, the Company had cash and cash equivalents of $6.4 million.  We generated cash flows of $7.5 million from principal and interest payments on our MBS portfolio and $0.8 million from retained interests and had average repurchase agreements outstanding of $123.1 million during the six months ended June 30, 2017.  In addition, during the six months ended June 30, 2017, the Company received approximately $3.4 million in management fees and expense reimbursements as manager of Orchid and approximately $1.2 million in dividends from its investment in Orchid common shares.

The table below summarizes the effect that certain future contractual obligations existing as of June 30, 2017 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$134,633	$-	$-	$-	$134,633
Interest expense on repurchase agreements(1)	270	-	-	-	270
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,306	2,505	2,502	16,849	23,162
Litigation settlement	250	500	-	-	750
Totals	$136,459	$3,005	$2,502	$42,849	$184,815

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2017 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates and the MBS Market

The developments that began to unfold during the first quarter and early second quarter of 2017 continued during the balance of the second quarter and early third quarter.  Economic data – particularly inflation data – softened significantly. The Trump administration (the "Administration") appears to have lost most, if not all, of its momentum with respect to its legislative agenda.  The Administration's attempts to repeal and replace the Affordable Care Act thus far have failed and the Administration will now likely face a political battle over the budget and debt ceiling early this fall.  The Administration continues to deal with the ongoing investigation into potential collusion with Russian officials in the 2016 presidential election.  The Federal Reserve (the "Fed"), in spite of the fact it raised rates by another 25 basis points in June and may announce a tapering of its asset purchases in September, has turned more dovish of late, particularly the Chairwoman of the Fed.

The equity markets were flush with optimism as we entered 2017 and with a pro-business administration taking the reins in Washington, risk assets generally rallied. The stock market has continued to rally into the second  and early third quarter, although not for the reasons anticipated.  The economic data has been generally soft.  Inflation data in particular has made a significant reversal, and now all measures of consumer inflation are well below levels seen at the end of 2016.  Initially the Fed, in particular the Chairwoman, discounted the softness due to short-term, transitory causes such as cellular phone and prescription drug cost declines that were viewed as unsustainable.  This rhetoric has reversed.  The market – especially the Euro Dollar and U.S. treasury futures markets, including Fed Funds futures – have priced out most future Fed rate hikes.  Current pricing implies at most one more rate hike by the end of 2018.  This is in sharp contrast to projections by the Fed, which call for one more rate hike this year and three next year and a terminal rate near 3 percent.  While the market still expects the Fed to announce a tapering of their re-investment of maturing U.S. treasury and MBS holdings – likely after the conclusion of its September meeting – the market views any such actions as likely to suppress already low inflation, and the interest rate curve flattened.  During the second quarter, the spread between the 5-year and 30-year U.S. treasuries declined from approximately 110 basis points at the beginning of the second quarter to less than 95 basis points at quarter end.  The absence of meaningful inflationary pressures is pervasive – as both Europe and Asia are experiencing subdued inflation as well.  The equity markets have rallied with the prospects of less Fed rate hiking and low inflation, and, therefore lower long-term rates are expected to persist for the short to medium term.  Yields on benchmark U.S. treasury securities were slightly higher on the curve out to 4 years – reflecting the 25 basis point hike in June.  Yields beyond the 4 year point of the curve declined modestly.

The mortgage market had mixed results for the second quarter.  Current coupon, 30-year mortgages traded at slightly tighter spreads to comparable duration U.S. treasuries at the end of the quarter, tightening approximately 1 to 2 basis points, and tightening another 3 or 4 basis points since the end of the quarter.  Higher coupon mortgages underperformed comparable duration U.S. treasuries and lower coupon mortgages.  Prepayment speeds remained subdued in spite of the rally in longer maturities of the U.S. treasury curve.

Recent Regulatory Developments

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate over the balance of 2017 and beyond.  The Fed has also strongly hinted that it will begin to reduce its holdings of Agency MBS and U.S. treasuries, probably shortly after its September meeting.

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates as well as loan modification programs affect us in many ways, including the following:

Effects on our Assets

A change in or elimination of the guarantee structure of Agency MBS may increase our costs or require us to change our investment strategy altogether. For example, an increase in guarantee fees would increase our costs.  In addition, the elimination of the guarantee structure of Agency MBS may cause us to change our investment strategy to focus on non-Agency MBS, which in turn would require us to significantly increase our monitoring of the credit risks of our investments in addition to interest rate and prepayment risks.

If prepayment levels increase, the value of our Agency MBS affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency MBS, which would shorten the period during which an investor would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, it may not be possible to reinvest prepayment proceeds in similar-yielding assets. Agency MBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. IOs and IIOs, however, may be the types of Agency MBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the discount accretion on those assets and increase the yields earned, which would increase our net income.

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

If Fannie Mae and Freddie Mac were to modify or end their repurchase programs, our investment portfolio could be negatively impacted.

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

Summary

As we entered the first quarter of 2017 risk assets were performing very well as the Trump administration took office and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the Administration made bold promises, it has yet to deliver on many of these promises, and the markets have essentially assumed little, if any, of these initiatives will occur this year.  Geopolitical events surfaced in early April, particularly in the Middle East and on the Korean peninsula.  Incoming economic data throughout the second quarter was generally below expectations and inflation data meaningfully reversed.  In the case of the core Consumer Price Index ("CPI") measure, the year over year figure moved from 2.3% in January 2017 to 1.7% by May.  The market has materially reduced its expectations of future rate hikes and now – based on Fed funds and U.S. treasury futures pricing – expects at most one more rate hike by the end of 2018.  The market does expect the Fed to announce its tapering program – of reinvesting maturing U.S. treasury and MBS holdings – soon, probably in September.  We believe that these steps would keep already low inflationary pressures from becoming a problem.  Equity markets have rallied and the U.S. treasury curve has flattened.  The RMBS market had mixed results in the second quarter, with lower/current coupon, 30-year mortgages trading to slightly tighter spreads to comparable duration treasuries, and even tighter since quarter end.  Higher coupon, 30-year mortgages widened and were essentially unchanged in price for the quarter in spite of longer maturity U.S. treasury yields decreasing approximately 8 basis points.  Assuming the Fed does indeed reduce the reinvestment of its MBS pay-downs as the market expects, we believe that a material widening of spreads to comparable duration U.S. treasuries is unlikely, as this action has been communicated to the markets very effectively by the Fed and the market has had ample opportunity to price this into security prices.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our consolidated financial statements.  These condensed consolidated financial statements are prepared in accordance with GAAP. The Company's significant accounting policies are described in Note 1 to the Company's accompanying consolidated financial statements.

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

Capital Expenditures

At June 30, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: August 8, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 8, 2017	By:	/s/ G. Huner Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)