Form 10-Q
period 2017-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2017-11-03
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 3, 2017	12,631,627
Class B Common Stock, $0.001 par value	November 3, 2017	31,938
Class C Common Stock, $0.001 par value	November 3, 2017	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$197,515,121	$129,582,386
Unpledged	475,282	719,603
Total mortgage-backed securities	197,990,403	130,301,989
Cash and cash equivalents	5,211,532	4,429,459
Restricted cash	936,420	1,221,978
Orchid Island Capital, Inc. common stock, at fair value	15,489,167	15,108,240
Retained interests in securitizations	557,659	1,113,736
Accrued interest receivable	711,030	512,760
Property and equipment, net	3,378,516	3,407,040
Deferred tax assets, net	62,632,660	63,833,063
Other assets	2,921,694	2,942,139
Total Assets	$289,829,081	$222,870,404

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$187,373,780	$121,827,586
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	247,596	114,199
Other liabilities	1,298,472	1,977,281
Total Liabilities	215,724,288	150,723,506

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,631,627
shares issued and outstanding as of September 30, 2017 and December 31, 2016	12,632	12,632
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2017 and December 31, 2016	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2017 and December 31, 2016	32	32
Additional paid-in capital	334,872,353	334,850,838
Accumulated deficit	(260,780,256)	(262,716,636)
Stockholders' Equity	74,104,793	72,146,898
Total Liabilities and Stockholders' Equity	$289,829,081	$222,870,404
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Interest income	$4,075,160	$2,950,323	$1,513,511	$1,107,783
Interest expense	(1,110,387)	(496,512)	(503,632)	(194,539)
Net interest income, before interest on junior subordinated notes	2,964,773	2,453,811	1,009,879	913,244
Interest expense on junior subordinated notes	(914,055)	(818,169)	(316,176)	(278,196)
Net interest income	2,050,718	1,635,642	693,703	635,048
Unrealized (losses) gains on mortgage-backed securities	(296,002)	(312,987)	168,034	(273,830)
Realized (losses) gains on mortgage-backed securities	(689)	179,667	-	(71,306)
(Losses) gains on derivative instruments, net	(828,825)	(1,549,638)	(18,813)	507,838
Net portfolio income (loss)	925,202	(47,316)	842,924	797,750

Other income:
Advisory services	5,398,019	3,930,533	1,939,974	1,387,997
Gains on retained interests in securitizations	389,568	2,100,367	85,451	1,020,500
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(823,308)	683,568	501,612	181,355
Orchid Island Capital, Inc. dividends	1,880,245	1,757,745	638,415	585,915
Other income	1,223	892	366	432
Total other income	6,845,747	8,473,105	3,165,818	3,176,199

Expenses:
Compensation and related benefits	2,683,872	2,273,714	868,924	722,697
Directors' fees and liability insurance	498,140	466,573	165,040	155,498
Audit, legal and other professional fees	346,999	452,695	120,419	157,545
Administrative and other expenses	1,022,377	887,982	364,058	321,428
Total expenses	4,551,388	4,080,964	1,518,441	1,357,168

Net income before income tax provision	3,219,561	4,344,825	2,490,301	2,616,781
Income tax provision	1,283,181	2,117,899	989,081	1,437,544

Net income	$1,936,380	$2,226,926	$1,501,220	$1,179,237

Basic and Diluted Net Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.15	$0.17	$0.12	$0.09
CLASS B COMMON STOCK
Basic and Diluted	$0.15	$0.17	$0.12	$0.09
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,701,627	12,694,762	12,701,627	12,708,464
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2017

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2017	$12,696	$334,850,838	$(262,716,636)	$72,146,898
Net income	-	-	1,936,380	1,936,380
Amortization of stock based compensation	-	21,515	-	21,515

Balances, September 30, 2017	$12,696	$334,872,353	$(260,780,256)	$74,104,793
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,936,380	$2,226,926
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	21,515	217,206
Depreciation	57,903	64,780
Deferred income tax provision	1,200,403	1,891,268
Losses on mortgage-backed securities, net	296,691	133,320
Gains on retained interests in securitizations	(389,568)	(2,100,367)
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock	823,308	(683,568)
Changes in operating assets and liabilities:
Accrued interest receivable	(198,270)	(136,360)
Other assets	20,445	(226,813)
Accrued interest payable	133,397	12,000
Other liabilities	(678,809)	(879,328)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,223,395	519,064

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(77,294,851)	(133,099,987)
Sales	1,654,834	73,061,443
Principal repayments	7,654,912	10,291,945
Payments received on retained interests in securitizations	945,645	1,758,303
Purchases of property and equipment	(29,379)	-
Purchases of Orchid Island Capital, Inc. common stock	(1,204,235)	(1,859,277)
NET CASH USED IN INVESTING ACTIVITIES	(68,273,074)	(49,847,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	762,398,624	712,324,734
Principal repayments on repurchase agreements	(696,852,430)	(663,567,951)
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,546,194	48,756,783

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	496,515	(571,726)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	5,651,437	6,712,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,147,952	$6,140,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,891,045	$1,302,681
Income taxes	$261,492	$515,689

See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

(in thousands)
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$5,211,532	$4,429,459
Restricted cash	936,420	1,221,978
Total cash, cash equivalents and restricted cash	$6,147,952	$5,651,437

The Company maintains cash balances at several banks, and at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2017, the Company's cash deposits exceeded federally insured limits by approximately $3.3 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2017 and December 31, 2016, due to the short-term nature of these financial instruments.

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

The Company's U.S. federal income tax returns for years ended on or after December 31, 2014 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 2.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of September 30, 2017 and December 31, 2016:

(in thousands)
	September 30, 2017	December 31, 2016
Pass-Through MBS:
Fixed-rate Mortgages	$195,151	$124,299
Total Pass-Through MBS	195,151	124,299
Structured MBS:
Interest-Only Securities	1,643	2,654
Inverse Interest-Only Securities	1,196	3,349
Total Structured MBS	2,839	6,003
Total	$197,990	$130,302

The following table summarizes the Company's MBS portfolio as of September 30, 2017 and December 31, 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	September 30, 2017	December 31, 2016
Greater than or equal to ten years	$197,990	$130,302
Total	$197,990	$130,302

NOTE 3.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of September 30, 2017 and December 31, 2016:

(in thousands)
Series	Issue Date	September 30, 2017	December 31, 2016
HMAC 2004-2	May 10, 2004	$20	$143
HMAC 2004-3	June 30, 2004	148	364
HMAC 2004-4	August 16, 2004	290	463
HMAC 2004-5	September 28, 2004	100	144
Total		$558	$1,114

NOTE 4.   REPURCHASE AGREEMENTS

As of September 30, 2017, the Company had outstanding repurchase agreement obligations of approximately $187.4 million with a net weighted average borrowing rate of 1.35%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $198.2 million.  As of December 31, 2016, the Company had outstanding repurchase agreement obligations of approximately $121.8 million with a net weighted average borrowing rate of 0.99%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $130.1 million.

As of September 30, 2017 and December 31, 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$75,619	$122,589	$-	$198,208
Repurchase agreement liabilities associated with
these securities	$-	$71,261	$116,113	$-	$187,374
Net weighted average borrowing rate	-	1.35%	1.34%	-	1.35%
December 31, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$71,565	$41,334	$17,172	$130,071
Repurchase agreement liabilities associated with
these securities	$-	$66,919	$38,733	$16,176	$121,828
Net weighted average borrowing rate	-	1.01%	0.96%	0.98%	0.99%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At September 30, 2017 and December 31, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $11.0 million and $8.4 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at September 30, 2017 or December 31, 2016.

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

As of September 30, 2017 and December 31, 2016, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

The tables below present information related to the Company's Eurodollar futures positions at September 30, 2017 and December 31, 2016.

($ in thousands)
As of September 30, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.58%	1.48%	$(14)
2018	60,000	1.90%	1.73%	(100)
2019	60,000	2.32%	1.98%	(207)
2020	60,000	2.60%	2.14%	(278)
2021	60,000	2.80%	2.29%	(306)
Total / Weighted Average	$60,000	2.36%	2.00%	$(905)

($ in thousands)
As of September 30, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	2.15%	1.48%	$(43)
2018	26,000	1.84%	1.73%	$(28)
2019	26,000	1.63%	1.98%	$90
2020	26,000	1.95%	2.14%	$50
2021	26,000	2.22%	2.29%	$18
Total / Weighted Average	$26,000	1.92%	2.00%	$87

($ in thousands)
As of December 31, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.32%	1.28%	$(26)
2018	60,000	1.90%	1.82%	$(49)
2019	60,000	2.32%	2.21%	$(69)
2020	60,000	2.60%	2.45%	$(88)
2021	60,000	2.80%	2.64%	$(93)
Total / Weighted Average	$60,000	2.19%	2.08%	$(325)

($ in thousands)
As of December 31, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	1.93%	1.28%	$(169)
2018	26,000	1.84%	1.82%	$(6)
2019	26,000	1.63%	2.21%	$150
2020	26,000	1.95%	2.45%	$132
2021	26,000	2.22%	2.64%	$110
Total / Weighted Average	$26,000	1.91%	2.08%	$217

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

(Losses) Gains On Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2017 and 2016.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Eurodollar futures contracts (short positions)	$(829)	$(1,550)	$(19)	$508
(Losses) gains on derivative instruments	$(829)	$(1,550)	$(19)	$508

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The tables below summarize our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of September 30, 2017 and December 31, 2016.

($ in thousands)
As of September 30, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$195,151	$-	$195,151
Structured MBS - at fair value	2,364	-	2,364
Accrued interest on pledged securities	693	-	693
Cash	391	545	936
Total	$198,599	$545	$199,144

($ in thousands)
As of December 31, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$124,298	$-	$124,298
Structured MBS - at fair value	5,284	-	5,284
Accrued interest on pledged securities	489	-	489
Cash	456	766	1,222
Total	$130,527	$766	$131,293

Assets Pledged from Counterparties

The table below summarizes assets pledged to us from counterparties under our repurchase agreements as of September 30, 2017 and December 31, 2016. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	September 30, 2017	December 31, 2016
Cash	$8	$-
Total	$8	$-

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2017 and December 31, 2016.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2017
Repurchase Agreements	$187,374	$-	$187,374	$(186,983)	$(391)	$-
December 31, 2016
Repurchase Agreements	$121,828	$-	$121,828	$(121,372)	$(456)	$-

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

As of September 30, 2017 and December 31, 2016, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2017, the interest rate was 4.82%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the nine and three months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Three Months Ended September 30,
Shares Issued Related To:	2017	2016	2017	2016
Vested incentive plan shares	-	258,333	-	-
Total shares of Class A Common Stock issued	-	258,333	-	-

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the nine months ended September 30, 2017 and 2016.

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

The following table presents the activity related to Performance Units during the nine months ended September 30, 2017 and 2016:

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2017		2016
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	70,000	$1.23	77,500	$1.22
Granted	-	-	-	-
Forfeited	-	-	(1,000)	0.84
Vested and issued	-	-	-	-
Unvested, end of period	70,000	$1.23	76,500	$1.23

Compensation expense during the period		$22		$23
Unrecognized compensation expense at period end		$17		$50
Weighted-average remaining vesting term (in years)		0.8		1.8
Intrinsic value of unvested shares at period end		$195		$191

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at September 30, 2017.

NOTE 12.  INCOME TAXES

The total income tax provision recorded for the nine months ended September 30, 2017 and 2016 was $1.3 million and $2.1 million, respectively, on consolidated pre-tax book income of $3.2 million and $4.3 million in the nine months ended September 30, 2017 and 2016, respectively. The total income tax provision recorded for the three months ended September 30, 2017 and 2016 was $1.0 million and $1.4 million, respectively, on consolidated pre-tax book income of $2.5 million and $2.6 million in the three months ended September 30, 2017 and 2016, respectively.

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

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2017 and 2016.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2017 and 2016.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2017. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2017 and 2016.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted EPS per Class A common share:
Income attributable to Class A common shares:
Basic and diluted	$1,931	$2,221	$1,497	$1,176
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,632	12,632	12,632	12,632
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	70	77	70	77
Effect of weighting	-	(14)	-	(1)
Weighted average shares-basic and diluted	12,702	12,695	12,702	12,708
Income per Class A common share:
Basic and diluted	$0.15	$0.17	$0.12	$0.09

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted EPS per Class B common share:
Income attributable to Class B common shares:
Basic and diluted	$5	$6	$4	$3
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income per Class B common share:
Basic and diluted	$0.15	$0.17	$0.12	$0.09

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

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during the nine and three months ended September 30, 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2017
Mortgage-backed securities	$197,990	$-	$197,990	$-
Orchid Island Capital, Inc. common stock	15,489	15,489	-	-
Retained interests in securitizations	558	-	-	558
December 31, 2016
Mortgage-backed securities	$130,302	$-	$130,302	$-
Orchid Island Capital, Inc. common stock	15,108	15,108	-	-
Retained interests in securitizations	1,114	-	-	1,114

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016:

(in thousands)
	Retained Interests in Secuitizations
	Nine Months Ended September 30,
	2017	2016
Balances, January 1	$1,114	$1,124
Gain included in earnings	390	2,100
Collections	(946)	(1,758)
Balances, September 30	$558	$1,466

During the nine months ended September 30, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of September 30, 2017.

Retained interests in securitzations, at fair value (in thousands)				$558
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)		Range Of Loss Timing
Real Estate Owned	100%	25.5%		Next 10 Months
Loans in Foreclosure	100%	25.5%		Month 4 - 13
Loans 90 Day Delinquent	100%	45%		Month 11-28
Loans 60 Day Delinquent	85%	45%		Month 11-28
Loans 30 Day Delinquent	75%	45%		Month 11-28
Current Loans	3.1%	45%		Month 29 and Beyond
		Remaining Life Range		Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)		(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	12.2 - 15.3	(13.2)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	1.3 - 14.2	(3.8)	27.50% (27.50%)

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2017 and 2016.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Management fee	$4,230	$2,968	$1,528	$1,052
Allocated overhead	1,168	963	412	336
Total	$5,398	$3,931	$1,940	$1,388

At September 30, 2017 and December 31, 2016, the net amount due from Orchid was approximately $0.8 million and $0.6 million, respectively, and such amounts are included in "other assets" in the consolidated balance sheets.  Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.4 million and $0.2 million during the nine and three months ended September 30, 2017, respectively and $0.6 million and $0.2 million during the nine and three months ended September 30, 2016, respectively.  This compensation is not included in the consolidated statements of operations.

Other Relationships with Orchid

At September 30, 2017 and December 31, 2016, the Company owned 1,520,036  and 1,395,036 shares of Orchid common stock, respectively, representing approximately 3.4% and 4.2% of the outstanding shares, respectively.  The Company received dividends on this common stock investment of approximately $1.9 million and $0.6 million during the nine and three months ended September 30, 2017, respectively, and approximately $1.8 million and $0.6 million during the nine and three months ended September 30, 2016, respectively.

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

Results of Operations

Described below are the Company's results of operations for the nine and three months ended September 30, 2017, as compared to the nine and three months ended September 30, 2016.

Net Income Summary

Consolidated net income for the nine months ended September 30, 2017 was $1.9 million, or $0.15 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $2.2 million, or $0.17 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2016.

Consolidated net income for the three months ended September 30, 2017 was $1.5 million, or $0.12 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $1.2 million, or $0.09 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2016.

The components of net income for the nine and three months ended September 30, 2017 and 2016, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Net portfolio interest	$2,965	$2,454	$511	$1,010	$913	$97
Interest expense on junior subordinated notes	(914)	(818)	(96)	(316)	(278)	(38)
(Losses) gains on MBS and derivative instruments	(1,126)	(1,683)	557	149	163	(14)
Net portfolio income (loss)	925	(47)	972	843	798	45
Other income	6,846	8,473	(1,627)	3,166	3,176	(10)
Expenses, including income taxes	(5,835)	(6,199)	364	(2,508)	(2,795)	287
Net income	$1,936	$2,227	$(291)	$1,501	$1,179	$322

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
September 30, 2017	$(13)	$(6)	$(19)
June 30, 2017	(581)	(251)	(832)
March 31, 2017	15	7	22
December 31, 2016	496	1,037	1,533
September 30, 2016	326	182	508
June 30, 2016	(353)	(404)	(757)
March 31, 2016	(787)	(513)	(1,300)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
September 30, 2017	$(579)	$(250)	$(829)
September 30, 2016	(814)	(735)	(1,549)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
September 30, 2017	$(162)	$(40)	$(202)
June 30, 2017	(152)	(37)	(189)
March 31, 2017	(116)	(60)	(176)
December 31, 2016	(122)	(57)	(179)
September 30, 2016	(92)	(55)	(147)
June 30, 2016	(60)	(77)	(137)
March 31, 2016	(45)	(80)	(125)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
September 30, 2017	$(430)	$(137)	$(567)
September 30, 2016	(197)	(212)	(409)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
September 30, 2017	$149	$34	$183
June 30, 2017	(429)	(214)	(643)
March 31, 2017	131	67	198
December 31, 2016	618	1,094	1,712
September 30, 2016	418	237	655
June 30, 2016	(293)	(327)	(620)
March 31, 2016	(742)	(433)	(1,175)

(in thousands)
		Junior
	Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total
September 30, 2017	$(149)	$(113)	$(262)
September 30, 2016	(617)	(523)	(1,140)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2017	$1,514	$504	$(162)	$666	$1,010	$848
June 30, 2017	1,269	324	(152)	476	945	793
March 31, 2017	1,293	283	(116)	399	1,010	894
December 31, 2016	1,285	251	(122)	373	1,034	912
September 30, 2016	1,108	195	(92)	287	913	821
June 30, 2016	1,025	174	(60)	234	851	791
March 31, 2016	817	127	(45)	172	690	645

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2017	$4,076	$1,111	$(430)	$1,541	$2,965	$2,535
September 30, 2016	2,950	496	(197)	693	2,454	2,257

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2017	$1,010	$847	$316	$(40)	$356	$694	$491
June 30, 2017	945	793	306	(37)	343	639	450
March 31, 2017	1,010	894	292	(60)	352	718	542
December 31, 2016	1,034	912	291	(57)	348	743	564
September 30, 2016	913	821	278	(55)	333	635	488
June 30, 2016	851	791	276	(77)	353	575	438
March 31, 2016	690	645	264	(80)	344	426	301

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2017	$2,965	$2,534	$914	$(137)	$1,051	$2,051	$1,483
September 30, 2016	2,454	2,257	818	(212)	1,030	1,636	1,227

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP net interest income.

Net Portfolio Income

During the nine months ended September 30, 2017, the Company generated $3.0 million of net portfolio interest income, consisting of $4.1 million of interest income from MBS assets offset by $1.1 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2016, the Company generated $2.5 million of net portfolio interest income, consisting of $3.0 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.

The Company's economic interest expense on repurchase liabilities for the nine months ended September 30, 2017 and 2016 was $1.5 million and $0.7 million, respectively, resulting in $2.5 million and $2.3 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2017, the Company generated $1.0 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2016, the Company generated $0.9 million of net portfolio interest income, consisting of $1.1 million of interest income from MBS assets offset by $0.2 million of interest expense on repurchase liabilities.

The Company's economic interest expense on repurchase liabilities for the three months ended September 30, 2017 and 2016 was $0.7 million and $0.3 million, respectively, resulting in $0.8 million and $0.8 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2017 and 2016 and each quarter in 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2017	$170,237	$1,514	3.56%	$161,003	$504	$666	1.25%	1.66%
June 30, 2017	134,188	1,269	3.78%	126,341	324	476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	399	0.94%	1.33%
December 31, 2016	131,952	1,285	3.89%	123,909	251	373	0.81%	1.20%
September 30, 2016	122,220	1,108	3.63%	114,858	195	287	0.68%	1.00%
June 30, 2016	110,017	1,025	3.73%	103,259	174	234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	172	0.57%	0.77%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2017	$144,174	$4,076	3.77%	$135,761	$1,111	$1,541	1.09%	1.51%
September 30, 2016	109,610	2,950	3.59%	102,710	496	693	0.64%	0.90%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2017	$1,010	$847	2.31%	1.90%
June 30, 2017	945	793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%
December 31, 2016	1,034	912	3.08%	2.69%
September 30, 2016	913	821	2.95%	2.63%
June 30, 2016	851	791	3.06%	2.82%
March 31, 2016	690	645	2.82%	2.62%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2017	$2,965	$2,534	2.68%	2.26%
September 30, 2016	2,454	2,257	2.95%	2.69%

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

Interest Income and Average Earning Asset Yield

Interest income for the Company was $4.1 million for the nine months ended September 30, 2017 and $3.0 million for the nine months ended September 30, 2016.  Average MBS holdings were $144.2 million and $109.6 million for the nine months ended September 30, 2017 and 2016, respectively. The $1.1 million increase in interest income was due to combination of a 18 basis point increase in yields and a $34.6 million increase in average MBS holdings.

Interest income for the Company was $1.5 million for the three months ended September 30, 2017 and $1.1 million for the three months ended September 30, 2016.  Average MBS holdings were $170.2 million and $122.2 million for the three months ended September 30, 2017 and 2016, respectively. The $0.4 million increase in interest income was due to a $48.0 million increase in average MBS holdings, partially offset by a 7 basis point decrease in yields.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the nine months ended September 30, 2017 and 2016, and for each quarter during 2017 and 2016.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2017	$167,081	$3,156	$170,237	$1,524	$(10)	$1,514	3.65%	(1.28)%	3.56%
June 30, 2017	130,519	3,669	134,188	1,220	49	1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%
December 31, 2016	127,627	4,325	131,952	1,238	47	1,285	3.88%	4.32%	3.89%
September 30, 2016	119,411	2,809	122,220	1,092	16	1,108	3.66%	2.19%	3.63%
June 30, 2016	106,653	3,364	110,017	1,008	17	1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Nine Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2017	$140,254	$3,920	$144,174	$3,954	$122	$4,076	3.76%	4.12%	3.77%
September 30, 2016	106,143	3,467	109,610	2,883	67	2,950	3.62%	2.58%	3.59%

Interest Expense on Repurchase Agreements and the Cost of Funds

Average outstanding balances under repurchase agreements for the Company were $135.8 million and $102.7 million, generating interest expense of $1.1 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Our average cost of funds was 1.09% and 0.64% for nine months ended September 30, 2017 and 2016, respectively.  There was a 45 basis point increase in the average cost of funds and a $33.1 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.

The Company's economic interest expense was $1.5 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. There was a 61 basis point increase in the average economic cost of funds to 1.51% for the nine months ended September 30, 2017 from 0.90% for the nine months ended September 30, 2016.  The $0.8 million increase in economic interest expense was due to the $33.1 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2017, combined with the negative performance of our derivative holdings attributed to the current period.

Average outstanding balances under repurchase agreements for the Company were $161.0 million and $114.9 million, generating interest expense of $0.5 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively.  Our average cost of funds was 1.25% and 0.68% for three months ended September 30, 2017 and 2016, respectively.  There was a 57 basis point increase in the average cost of funds and a $46.1 million increase in average outstanding repurchase agreements during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

The Company's economic interest expense was $0.7 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. There was a 66 basis point increase in the average economic cost of funds to 1.66% for the three months ended September 30, 2017 from 1.00% for the three months ended September 30, 2016.  The $0.4 million increase in economic interest expense was due to the $46.1 million increase in average outstanding repurchase agreements during the three months ended September 30, 2017, combined with the negative performance of our derivative agreements attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  The Company's average cost of funds calculated on a GAAP basis was 5 basis points above the average one-month LIBOR and 20 basis points below the average six-month LIBOR for the quarter ended September 30, 2017.  The Company's average economic cost of funds was 46 basis points above the average one-month LIBOR and 21 basis points above the average six-month LIBOR for the quarter ended September 30, 2017. The average term to maturity of the outstanding repurchase agreements increased from 40 days at December 31, 2016 to 48 days at September 30, 2017.

The tables below present the consolidated average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2017 and 2016, and for each quarter in 2017 and 2016, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2017	$161,003	$504	$666	1.25%	1.66%
June 30, 2017	126,341	324	476	1.02%	1.51%
March 31, 2017	119,938	283	399	0.94%	1.33%
December 31, 2016	123,909	251	373	0.81%	1.20%
September 30, 2016	114,858	195	287	0.68%	1.00%
June 30, 2016	103,259	174	234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2017	$135,761	$1,111	$1,541	1.09%	1.51%
September 30, 2016	102,710	496	693	0.64%	0.90%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2017	1.20%	1.45%	0.05%	(0.20)%	0.46%	0.21%
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%
December 31, 2016	0.62%	1.28%	0.19%	(0.47)%	0.58%	(0.08)%
September 30, 2016	0.49%	1.09%	0.19%	(0.41)%	0.51%	(0.09)%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Nine Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2017	1.03%	1.42%	0.06%	(0.33)%	0.48%	0.09%
September 30, 2016	0.44%	0.95%	0.20%	(0.31)%	0.46%	(0.05)%

Junior Subordinated Notes

Interest expense on the Company's junior subordinated debt securities was $0.9 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.  The average rate of interest paid for the nine months ended September 30, 2017 was 4.64% compared to 4.13% for the comparable period in 2016.

Interest expense on the Company's junior subordinated debt securities was $0.3 million and $0.3 million for the three month periods ended September 30, 2017 and 2016, respectively.  The average rate of interest paid for the three months ended September 30, 2017 was 4.76% compared to 4.19% for the comparable period in 2016.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of September 30, 2017, the interest rate was 4.82%.

Gains or Losses and Other Income

The table below presents the Company's gains or losses and other income for the nine and three months ended September 30, 2017 and 2016.
(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Realized (losses) gains on sales of MBS	$(1)	$180	$(181)	$-	$(71)	$71
Unrealized (losses) gains on MBS	(296)	(313)	17	168	(274)	442
Total (losses) gains on MBS	(297)	(133)	(164)	168	(345)	513
(Losses) gains on derivative instruments	(829)	(1,550)	721	(19)	508	(527)
Advisory services	5,398	3,931	1,467	1,940	1,388	552
Gains on retained interests in securitizations	390	2,100	(1,710)	85	1,021	(936)
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock	(823)	684	(1,507)	502	181	321
Orchid Island Capital, Inc. dividends	1,880	1,758	122	638	586	52

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the nine months ended September 30, 2017, the Company received proceeds of $1.7 million from the sales of MBS.  There were no sales of MBS during the three months ended September 30, 2017. During the nine and three months ended September 30, 2016, the Company received proceeds of $73.1 million and $31.3 million from the sales of MBS, respectively.

The fair value of the Company's MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2017 and 2016.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the nine and three months ended September 30, 2017, the Company recorded gains on retained interests of $0.4 million and $0.1 million, respectively, compared to gains of $2.1 million and $1.0 million, respectively, for the nine and three months ended September 30, 2016.

Advisory Services

Advisory services revenue consists of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement.

Operating Expenses

For the nine and three months ended September 30, 2017, the Company's total operating expenses were approximately $4.6 million and $1.5 million, respectively, compared to approximately $4.1 million and $1.4 million for the nine and three months ended September 30, 2016, respectively.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2017 and 2016.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Compensation and related benefits	$2,684	$2,274	$410	$869	$723	$146
Legal fees	81	144	(63)	40	40	-
Accounting, auditing and other professional fees	266	308	(42)	80	118	(38)
Directors' fees and liability insurance	498	467	31	165	155	10
Administrative and other expenses	1,022	888	134	364	321	43
	$4,551	$4,081	$470	$1,518	$1,357	$161

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2017, the Company's MBS portfolio consisted of $198.0 million of agency or government MBS at fair value and had a weighted average coupon of 4.23%.  During the nine months ended September 30, 2017, the Company received principal repayments of $7.7 million compared to $10.3 million for the comparable period ended September 30, 2016.  The average prepayment speeds for the quarters ended September 30, 2017 and 2016 were 8.3% and 13.6%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2017	5.2	18.8	8.3
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8
December 31, 2016	5.5	27.3	11.1
September 30, 2016	9.4	19.7	13.6
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3

The following tables summarize certain characteristics of the Company's PT MBS and structured MBS as of September 30, 2017 and December 31, 2016:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2017
Fixed Rate MBS	$195,151	98.6%	4.23%	326	1-Sep-47
Total PT MBS	195,151	98.6%	4.23%	326	1-Sep-47
Interest-Only Securities	1,643	0.8%	3.44%	232	25-Dec-39
Inverse Interest-Only Securities	1,196	0.6%	5.32%	281	25-Apr-41
Total Structured MBS	2,839	1.4%	4.23%	253	25-Apr-41
Total MBS	$197,990	100.0%	4.23%	325	1-Sep-47
December 31, 2016
Fixed Rate MBS	$124,299	95.4%	4.24%	347	1-Oct-46
Total PT MBS	124,299	95.4%	4.24%	347	1-Oct-46
Interest-Only Securities	2,654	2.0%	3.48%	245	25-Dec-39
Inverse Interest-Only Securities	3,349	2.6%	5.52%	325	25-Dec-46
Total Structured MBS	6,003	4.6%	4.62%	290	25-Dec-46
Total MBS	$130,302	100.0%	4.26%	344	25-Dec-46

($ in thousands)
	September 30, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$171,565	86.7%	$120,961	92.8%
Freddie Mac	26,201	13.2%	8,870	6.8%
Ginnie Mae	224	0.1%	471	0.4%
Total Portfolio	$197,990	100.0%	$130,302	100.0%

	September 30, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$109.33	$110.31
Weighted Average Structured Purchase Price	$6.02	$6.74
Weighted Average Pass-through Current Price	$108.00	$107.54
Weighted Average Structured Current Price	$7.38	$10.40
Effective Duration (1)	3.867	4.769

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.867 indicates that an interest rate increase of 1.0% would be expected to cause a 3.867% decrease in the value of the MBS in the Company's investment portfolio at September 30, 2017.  An effective duration of 4.769 indicates that an interest rate increase of 1.0% would be expected to cause a 4.769% decrease in the value of the MBS in the Company's investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio but do include the effect of the Company's funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of the Company's portfolio assets acquired during the nine months ended September 30, 2017 and 2016.

($ in thousands)
	Nine Months Ended September 30,
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$77,295	$107.68	2.70%	$133,100	$110.31	2.42%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2017, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$195,151	$6,177	$(10,066)	$(22,189)	3.17%	(5.16)%	(11.37)%
Interest-Only MBS	1,643	(621)	465	735	(37.77)%	28.31%	44.75%
Inverse Interest-Only MBS	1,196	(134)	(51)	(256)	(11.17)%	(4.27)%	(21.37)%
Total MBS Portfolio	$197,990	$5,422	$(9,652)	$(21,710)	2.74%	(4.88)%	(10.96)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,020,000	$(1,701)	$2,550	$5,100	(0.68)%	1.02%	2.04%
Junior Subordinated Debt Hedges	442,000	(737)	1,105	2,210	(0.68)%	1.02%	2.04%
	$1,462,000	$(2,438)	$3,655	$7,310	(0.68)%	1.02%	2.04%

Gross Totals		$2,984	$(5,997)	$(14,400)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of September 30, 2017, the Company had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by the Company's MBS.

As of September 30, 2017, the Company had obligations outstanding under the repurchase agreements of approximately $187.4 million with a net weighted average borrowing cost of 1.35%. The remaining maturity of the Company's outstanding repurchase agreement obligations ranged from 11 to 89 days, with a weighted average maturity of 48 days.  Securing the repurchase agreement obligation as of September 30, 2017 are MBS with an estimated fair value, including accrued interest, of $198.2 million and a weighted average maturity of 326 months.  Through November 3, 2017, the Company has been able to maintain its repurchase facilities with comparable terms to those that existed at September 30, 2017 with maturities through January 29, 2018.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2017	$187,374	$161,003	$26,371	16.38	%(1)
June 30, 2017	134,633	126,341	8,292	6.56%
March 31, 2017	118,049	119,938	(1,889)	(1.57)%
December 31, 2016	121,828	123,909	(2,081)	(1.68)%
September 30, 2016	125,991	114,858	11,133	9.69%
June 30, 2016	103,725	103,259	466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20	%(2)

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2017 reflects the growth of the portfolio, on a leveraged basis. During the quarter ended September 30, 2017, the Company's investment in PT MBS increased $56.1 million.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of September 30, 2017, the Company had cash and cash equivalents of $5.2 million.  We generated cash flows of $11.5 million from principal and interest payments on our MBS portfolio and $0.9 million from retained interests and had average repurchase agreements outstanding of $135.8 million during the nine months ended September 30, 2017.  In addition, during the nine months ended September 30, 2017, the Company received approximately $5.3 million in management fees and expense reimbursements as manager of Orchid and approximately $1.9 million in dividends from its investment in Orchid common stock.

The table below summarizes the effect that certain future contractual obligations existing as of September 30, 2017 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$187,374	$-	$-	$-	$187,374
Interest expense on repurchase agreements(1)	521	-	-	-	521
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,326	2,545	2,541	16,793	23,205
Litigation settlement	250	250	-	-	500
Totals	$189,471	$2,795	$2,541	$42,793	$237,600

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2017 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates and the MBS Market

In many respects the third quarter was a repeat of the first and second. Economic and market developments continued the trend in place since March.  Inflation data continued to come in below market expectations.  Optimism stemming from the surprise outcome of the U.S. Presidential election last November and the markets' expectations for progress on health care, regulatory and tax reform, infrastructure spending, etc. were not realized.  In contrast, events in Washington were chaotic at times as the Trump Administration struggled with a Republican party rife with internal struggles and political infighting inside the White House itself.  Efforts to repeal and replace the Affordable Care Act seemed to come to an end and the continued in-fighting among Republicans called into question the ability of the Trump Administration to accomplish anything meaningful. The Federal Reserve (the "Fed") raised their target for the Federal Funds rate in March and June, and announced a tapering of their asset purchases in September. However, the market remained skeptical the Fed would be able to follow through with as many additional hikes as the Fed was expecting as core inflation readings continued to show year over year declines, with many of the elements of the index exhibiting persistent weakness.  Geopolitical events – particularly with respect to North Korea – keep the world and markets on edge.  The yield on the 10-year US Treasury rate hit its year to date low on September 7, 2017, closing at 2.04%, and nearly broke below the psychologically important 2% level intra-day. Mother nature had a hand in shaping developments in the markets as well, as three major hurricanes made landfall – one each in Texas, Florida and Puerto Rico. In the case of Texas, Hurricane Harvey caused unprecedented flooding and disrupted the Nation's oil refining capacity for several days.

However, there was a perceptible change in market sentiment in early September, and the market reversed course into the end of the third quarter and early fourth quarter. Geo-political events calmed down, removing the flight-to-quality induced demand for safe-haven assets, and economic news strengthened.  Events in Washington turned mildly positive as the Trump Administration pivoted away from health care reform to tax reform, with what the market perceived to be slightly better prospects for success. Inflation data finally met expectations and showed signs of reversing its decline when the August data was released on September 14th.    Finally, on September 20th, Fed Chairwomen Yellen sounded quite hawkish and reiterated her belief that recent inflation data represented temporary or transitory effects and would reverse soon enough back towards their 2% target.  It was quite clear the Fed intended to raise the Federal Funds rate again in December. The market responded as Fed Funds futures pricing implied a 70-80% probability of a 25 basis point increase in the Federal Funds rate in December.  The September economic data released in early October has also been very strong, and the anticipated short-term effects of the hurricanes appear to have been less than feared. Further, the repair work associated with the hurricanes should put even more upward pressure on economic activity.

As we move into the fourth quarter, market pricing of additional policy accommodation removal is far less than the Fed anticipates. The latest reads on inflation returned to its aforementioned string of below expectations readings.  The perceived lack of meaningful inflation, coupled with a hawkish Fed, has caused the U.S. Treasury curve to flatten, as the spread between 5-year Treasury Notes and 30-year Treasury Bonds is at multi-year lows.  The market is also faced with uncertainty surrounding President Trump's appointment of the next Fed chair, with many of the leading candidates perceived to be more hawkish by the markets than the current chairwoman, even though she remains a candidate herself.  Regardless of the uncertainty in the bond market, the equity markets, and risk markets generally, continue to hit all-time high closes almost daily, and the combination of robust economic data, low inflation and the prospects for tax reform make for an ideal environment for risk assets.

The mortgage market closed the quarter with the current coupon, 30-year fixed rate Agency MBS trading at the tightest spread to comparable duration U.S. Treasuries since early 2014.  As has been the case for much of the year, lower coupon MBS outperformed high coupon MBS versus their comparable duration U.S. Treasury benchmarks.  As we approach the winter months and the seasonal slowdown in prepayment activity, coupled with the increase in rates that began in early September, speeds should continue to moderate

Recent Regulatory Developments

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate over the balance of 2017 and beyond.  The Fed also announced that it will begin to reduce its holdings of Agency MBS and U.S. treasuries.

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

Summary

As we entered the first quarter of 2017, risk assets were performing very well as the Trump administration took office and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the Administration made bold promises, there has been very little delivered.  Market optimism was quickly replaced with pessimism.  Political infighting among the Administration and congressional republicans has generally been the cause, as has turmoil within the White House itself.   Geopolitical events surfaced in early April, specifically the Korean peninsula.  These events kept the market on edge and induced sporadic flight to quality rallies as headlines hit the market from time to time. Incoming inflation  data since March  was below expectations.  In the case of the core Consumer Price Index, ("CPI") measure, the year over year figure moved from 2.3% in January 2017 to 1.7% by May and has stayed there through September.  Despite these readings, the Federal Reserve remains convinced these readings are being driven by temporary or transitory phenomenon and that inflation will reverse and head back towards their two percent target over the medium term.  To wit, the Fed appears as if they will hike their target rate again at the December meeting baring surprise outcomes to the downside.  The market accepts this outcome as highly likely – as reflected in Fed Funds futures pricing.  However, using the same measure, the market does not expect the Fed to raise rates in 2018 and beyond to the extent the Fed expects to.  As a result, the combination of benign inflation readings currently coupled with hawkish Fed expectation has caused the yield curve to flatten significantly – to multi-year lows.  A second order effect of these developments has occurred in the equity and risk markets as they continue to perform exceedingly well.  The major equity indices in the US make record new highs almost daily.

The MBS market has performed well in this environment as the resulting low volatility, tight trading spreads across most comparable asset classes and with demand from asset managers and REIT's easily replacing the lost demand expected from the Fed's tapering of their asset purchases. Current coupon, 30-year fixed rate mortgage are trading at their tightest spread to comparable duration treasuries since early 2014.   If these conditions persist we do not believe that the market will be likely to suffer a material widening of spreads to comparable duration U.S. treasuries, even as the Fed has started to trim their asset purchases.  The risk to this outcome appears to be inflation exceeding market expectations which should allow the Fed to carry out their professed intentions to raise rates three times in 2018 and more so in the years after. This would also put upward pressure on volatility and longer-term rates, both negatively impacting MBS performance.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based on the amounts reported in our condensed consolidated financial statements.  These condensed consolidated financial statements are prepared in accordance with GAAP. The Company's significant accounting policies are described in Note 1 to the Company's accompanying condensed consolidated financial statements.

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

Capital Expenditures

At September 30, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: November 3, 2017	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 3, 2017	By:	/s/ G. Hunter Hass, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)