Form 10-K
period 2017-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2018-03-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Title of Each Class
Class A Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐Smaller Reporting Company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2017:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,673,781	$24,300,000	(a)
Class B Common Stock, $0.001 par value	20,760	$1,000	(b)
Class C Common Stock, $0.001 par value	31,938	$1,500	(b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2017.
(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 9, 2018	12,743,959
Class B Common Stock, $0.001 par value	March 9, 2018	31,938
Class C Common Stock, $0.001 par value	March 9, 2018	31,938

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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

•	the impact of possible future changes in tax laws;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	market trends;
•	expected capital expenditures; and
•	the impact of technology on our operations and business.

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

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation ("Bimini Capital" and, collectively with its subsidiaries, the "Company," "we", "us" or "our") is a specialty finance company that operates in two business segments: investing in mortgage-backed securities ("MBS") in our own portfolio, and serving as the external manager of Orchid Island Capital, Inc. ("Orchid") which also invests in MBS.  In both cases, the principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation, ("Freddie Mac") or the Government National Mortgage Association ("Ginnie Mae" and, collectively with Fannie Mae and Freddie Mac, "GSEs") and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. The investment strategy focuses on, and the portfolios consist of, two categories of Agency MBS: (i) traditional pass-through Agency MBS and (ii) structured Agency MBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS. The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The investment portfolio segment includes the investment activities conducted at Bimini Capital and its wholly-owned subsidiary, Royal Palm Capital, LLC ("Royal Palm"). The investment portfolio segment receives revenue in the form of interest and dividend income on its investments. The investment portfolio is internally managed by Bimini Capital's wholly-owned subsidiary, Bimini Advisors Holdings, LLC ("Bimini Advisors) pursuant to the terms of a management agreement. References to the general management of the Company's portfolio of MBS refer to the operations of Bimini Capital and Royal Palm.

The Company, through Bimini Advisors, serves as the external manager of Orchid and from this arrangement the Company receives management fees and expense reimbursements.  The asset management segment includes these investment advisory services provided by Bimini Advisors to Orchid.

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

The Investment and Capital Allocation Strategy

Investment Strategy

With respect to our own portfolio, the business objective is to provide attractive risk-adjusted total returns to our investors over the long term through a combination of capital appreciation. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on the leveraged pass-through Agency MBS portfolio and the leveraged portion of the structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, the portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management.

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

The target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency MBS

We invest in pass-through securities, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the servicer or guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

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

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as "final maturity dates") are quite common. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

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

Mortgage REIT Common Stock

We also maintain an investment in the common stock of Orchid.  Because Orchid is a mortgage REIT that invests primarily in similar assets of the Company, we consider this investment as a proxy for our overall investment strategy.  We do not currently invest in other REIT common stock, but may do so in the future.

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

•	investing in Agency MBS in order to minimize credit risk;
•	investing in REIT common stock;
•	investing in assets that will cause us to maintain our exclusion from regulation as an investment company under the Investment Company Act.

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

We may purchase a portion of our Agency MBS through forward settling transactions, including "to-be-announced" ("TBA") securities transactions.  We account for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if we cannot assert that it is probable at the inception of the TBA transaction, and throughout its term, that we will take physical delivery of the Agency MBS for a long position, or make delivery of the Agency MBS for a short position, upon settlement of the trade.

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

•	Investing in REIT common stock; and
•	Reducing our overall amount of leverage.

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

Employees

As of December 31, 2017, we had 8 full-time employees.

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

Risks Related to Our Business

Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses.

Under a normal yield curve, an investment in Agency MBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. While Fannie Mae, Freddie Mac or Ginnie Mae guarantee the principal and interest payments related to the Agency MBS we own, these guarantees do not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and cash available to fund our operations.

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, many countries in Europe have experienced inverted yield curves in recent months. Given the volatile nature of the U.S. economy and the Federal Reserve's recent increase and future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations.

An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency MBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans may affect the volume of Agency MBS available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause Agency MBS that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of Agency MBS or Agency MBS with a yield that exceeds our borrowing costs, our ability to satisfy our investment objectives and to generate income, our business, financial condition and results of operations.

Interest rate mismatches between our Agency MBS and our borrowings may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations.

Our portfolio includes Agency MBS backed by ARMs and fixed-rate mortgages, and the mix of these securities in the portfolio may be increased or decreased over time. Additionally, the interest rates on ARMs and hybrid ARMs may vary over time based on changes in a short-term interest rate index, of which there are many.

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

Differences in the stated maturity of our fixed rate assets, or in the timing of interest rate adjustments on our adjustable-rate assets, and our borrowings may adversely affect our profitability.

We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable rate assets with interest rates that vary over time based upon changes in an objective index, such as LIBOR or the U.S. Treasury rate. These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event, our borrowing costs may exceed our interest income and we could incur operating losses.

We cannot predict the impact, if any, on our earnings or cash available for distributions to our stockholders, to the extent we make any, of the proposed restructuring of the Federal Housing Finance Agency (the "FHFA"), Fannie Mae, Freddie Mac and Ginnie Mae to align the standards and practices of these entities.

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

First, replace Fannie Mae and Freddie Mac's current infrastructures with a common infrastructure that efficiently aligns the standards and practices of the two entities, beginning with overlapping core functions such as issuance, master servicing, bond administration, collateral management and data integration.  The FHFA has taken steps to establish a common securitization platform ("CSP") for residential mortgage-backed securities reflecting feedback from a broad cross-section of industry participants.  In July 2016, the FHFA released an update on the CSP, detailing progress made in the development of a new infrastructure for the securitization of single-family mortgages by Fannie Mae and Freddie Mac. Developing the CSP is a key goal of FHFA's 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which details the organizational structure of Common Securitization Solutions, LLC, a joint venture company that was established by Fannie Mae and Freddie Mac to lead the work on this project. In December 2016, the FHFA announced that Release 1 of the CSP was successfully implemented on November 21, 2016.  This means that Freddie Mac now uses the CSP for data acceptance, issuance support, and bond administration activities related to current single-class, fixed-rate, mortgage-backed securities.  The FHFA continues to review Release 2, which involves issuance by Freddie Mac and Fannie Mae of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security.  FHFA anticipates implementation of Release 2 in the second quarter of 2019.   Second, establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes challenges faced in these formative stages which may or may not be surmountable, such as the absence of meaningful secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae.  As a result, there is significant uncertainty regarding the terms on which these proposals may be enacted. As a result, we cannot be certain what the effects of the enactment will have on our book value, earnings or cash.

The reduction in the pace of purchases and sales of Agency MBS by the Fed may adversely affect the price and return associated with Agency RMBS.

The Federal Reserve (the "Fed") owns approximately $1.7 trillion of Agency MBS as of December 31, 2017. The Fed's former policy was to reinvest principal payments from its holdings of Agency MBS into new Agency MBS purchases. During its meeting in September 2017, the FOMC directed the Open Market Trading Desk (the "Desk") at the Fed Bank of New York to gradually reduce the reinvestment of principal payments from the Fed's securities holdings commencing in October 2017. Specifically, the FOMC directed the Desk to reinvest each month's principal payments from Treasury securities, agency debt, and Agency MBS only to the extent that such payments exceed gradually rising caps. The Fed also announced at the September 2017 meeting that it would be reducing its holdings of Treasury bonds and mortgage-backed securities, starting in October 2017.

While we cannot predict the impact of these actions by the Fed on the prices and liquidity of Agency MBS, we expect that during periods in which the Fed purchases significant volumes of Agency MBS, yields on Agency MBS may be lower and refinancing volumes may be higher than they would have been absent their large scale purchases. As a result, returns on Agency MBS may be adversely affected. There is also a risk that as the Fed reduces its purchases of Agency MBS or if it decides to sell some or all of its holdings of Agency MBS, the pricing of our Agency MBS portfolio may be adversely affected.

Increased levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations.

In the case of residential mortgages, there are seldom any restrictions on borrowers' ability to prepay their loans.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to PT Agency MBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations in various ways, including the following:

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

When we acquire structured Agency MBS, we anticipate that the underlying mortgages will prepay at a projected rate, generating an expected yield. When the prepayment rates on the mortgages underlying our structured Agency MBS are higher than expected, our returns on those securities may be materially adversely affected. For example, the value of our IOs and IIOs are extremely sensitive to prepayments because holders of these securities do not have the right to receive any principal payments on the underlying mortgages. Therefore, if the mortgage loans underlying our IOs and IIOs are prepaid, such securities would cease to have any value, which, in turn, could materially adversely affect our business, financial condition and results of operations.

While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment or other such risks.

A decrease in prepayment rates on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations.

Certain of our structured Agency MBS may be adversely affected by a decrease in prepayment rates. For example, because POs are similar to zero-coupon bonds, our expected returns on such securities will be contingent on our receiving the principal payments of the underlying mortgage loans at expected intervals that assume a certain prepayment rate. If prepayment rates are lower than expected, we will not receive principal payments as quickly as we anticipated and, therefore, our expected returns on these securities will be adversely affected, which, in turn, could materially adversely affect our business, financial condition and results of operations.

While we seek to minimize prepayment risk, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment or other such risks.

Interest rate caps on the ARMs and hybrid ARMs backing our Agency MBS may reduce our net interest margin during periods of rising interest rates, which could materially adversely affect our business, financial condition and results of operations.

ARMs and hybrid ARMs are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of the loan. Our borrowings typically are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, our financing costs could increase without limitation while caps could limit the interest we earn on the ARMs and hybrid ARMs backing our Agency MBS. This problem is magnified for ARMs and hybrid ARMs that are not fully indexed because such periodic interest rate caps prevent the coupon on the security from fully reaching the specified rate in one reset. Further, some ARMs and hybrid ARMs may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on Agency MBS backed by ARMs and hybrid ARMs than necessary to pay interest on our related borrowings. Interest rate caps on Agency MBS backed by ARMs and hybrid ARMs could reduce our net interest margin if interest rates were to increase beyond the level of the caps, which could materially adversely affect our business, financial condition and results of operations.

Failure to procure adequate repurchase agreement financing, or to renew or replace existing repurchase agreement financing as it matures, could materially adversely affect our business, financial condition and results of operations.

We intend to maintain master repurchase agreements with several counterparties. We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Any decline in the value of Agency MBS, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. We may be unable to diversify the credit risk associated with our lenders. In the event that we cannot obtain sufficient funding on acceptable terms, our business, financial condition and results of operations.

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

Adverse market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets were insufficient to meet these collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices, which could materially adversely affect our business, financial condition and results of operations.

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of Agency MBS, might reduce the market value of our portfolio, which might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate Agency MBS generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our Agency MBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial condition and results of operations.

Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect our business, financial condition and results of operations.

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

Because of the foregoing risks, our hedging activity could materially adversely affect our business, financial condition and results of operations.

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

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing Agency MBS securities. TBA contracts enable us to purchase or sell, for future delivery, Agency MBS with certain principal and interest terms and certain types of collateral, but the particular Agency MBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll." The Agency MBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency MBS for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest income earned from carrying the underlying Agency MBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions and such forward purchases of Agency MBS represent a form of off-balance sheet financing and increase our "at risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency MBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency MBS for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency MBS or declines in purchases of Agency MBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts. Further, our Master Securities Forward Transaction Agreements ("MSFTAs") may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions and adversely affect our financial condition and results of operations.

Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase a substantial portion of our Agency MBS through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency MBS, or (ii) a TBA, or to-be-issued, Agency MBS with certain terms. As with any forward purchase contract, the value of the underlying Agency MBS may decrease between the contract date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency MBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.

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

All valuation models rely on correct market data input. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, "model prices" will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations.

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

Because the assets that we acquire might experience periods of illiquidity, we might be prevented from selling our Agency MBS at favorable times and prices, which could materially adversely affect our business, financial condition and results of operations.

Agency MBS generally experience periods of illiquidity. Such conditions are more likely to occur for structured Agency MBS because such securities are generally traded in markets much less liquid than the PT Agency MBS market. As a result, we may be unable to dispose of our Agency MBS at advantageous times and prices or in a timely manner. The lack of liquidity might result from the absence of a willing buyer or an established market for these assets as well as legal or contractual restrictions on resale. The illiquidity of Agency MBS could materially adversely affect our business, financial condition and results of operations.

Our use of leverage could materially adversely affect our business, financial condition and results of operations.

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

If we experience losses as a result of our use of leverage, such losses could materially adversely affect our business, results of operations and financial condition.

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

If a repurchase agreement counterparty defaults on their obligations, or if the value of the Agency MBS has declined by the end of the repurchase transaction term or if we default on our obligations under the repurchase transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations.

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have increased their haircuts in the past and may do so again in the future. If these haircuts are increased, we will be required to post additional cash or securities as collateral for our Agency MBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities had declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could materially adversely affect our business, financial condition and results of operations.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as Eurodollar and Treasury Note futures contracts, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

Competition might prevent us from acquiring Agency MBS at favorable yields, which could materially adversely affect our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire Agency MBS at favorable spreads over our borrowing costs. In acquiring Agency MBS, we compete with a variety of institutional investors, including mortgage REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency MBS, the Federal Reserve, other governmental entities and government-sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Additionally, many of our competitors are required to maintain an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments. Furthermore, competition for investments in Agency MBS may lead the price of such investments to increase, which may further limit our ability to generate desired returns. As a result, we may not be able to acquire sufficient Agency MBS at favorable spreads over our borrowing costs, which would materially adversely affect our business, financial condition and results of operations.

We are highly dependent on communications and information systems operated by third parties, and systems failures could significantly disrupt our business, which may, in turn, adversely affect our business, financial condition and results of operations.

Our business is highly dependent on communications and information systems that allow us to monitor, value, buy, sell, finance and hedge our investments. These systems are operated by third parties and, as a result, we have limited ability to ensure their continued operation. In the event of a systems failure or interruption, we will have limited ability to affect the timing and success of systems restoration. Any failure or interruption of our systems could cause delays or other problems in our securities trading activities, including Agency MBS trading activities, which could have a material adverse effect on our business, financial condition and results of operations.

We depend primarily on two individuals to operate our business, and the loss of one or both of such persons could materially adversely affect our business, financial condition and results of operations.

We depend substantially on two individuals, Robert E. Cauley, our Chairman and Chief Executive Officer, and G. Hunter Haas, our President, Chief Investment Officer and Chief Financial Officer, to manage our business.  We depend on the diligence, experience and skill of Mr. Cauley and Mr. Haas in managing all aspects of our business, including the selection, acquisition, structuring and monitoring of securities portfolios and associated borrowings. Although we have entered into contracts and compensation arrangements with Mr. Cauley and Mr. Haas that encourage their continued employment, those contracts may not prevent either Mr. Cauley or Mr. Haas from leaving our company. The loss of either of them could materially adversely affect our business, financial condition and results of operations.

If we issue debt securities, our operations may be restricted and we will be exposed to additional risk.

If we decide to issue debt securities in the future, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Class A Common Stock. We, and indirectly our stockholders, will bear the cost of issuing and servicing such securities. Holders of debt securities may be granted specific rights, including but not limited to, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the indenture, rights to restrict dividend payments, and rights to approve the sale of assets. Such additional restrictive covenants and operating restrictions could have a material adverse effect on our business, financial condition and results of operations.

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

Our investment in Orchid Island Capital, Inc. or other mortgage REIT common stock may fluctuate in value which materially adversely affect our business, financial condition and results of operations.

Investments in the securities of companies that own Agency MBS will be subject to all of the risks associated with the direct ownership of Agency MBS discussed above that could adversely affect the market price of the investment and the ability of the REIT to pay dividends. In addition, the market value of the common stock could be affected by market conditions beyond the Company's control. A decrease in the dividend payment rate or the market value of the common stock could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Organization and Structure

Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock.

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

The Dodd-Frank Act established a comprehensive regulatory framework for derivative contracts commonly referred to as "swaps." As a result, any investment fund that trades in swaps may be considered a "commodity pool," which would cause its operators (in some cases the fund's directors) to be regulated as "commodity pool operators," ("CPOs").  Under new rules adopted by the U.S. Commodity Futures Trading Commission, (the "CFTC"), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the "NFA"). Registration requires compliance with the CFTC's regulations and the NFA's rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct.

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

Our ability to use net operating loss ("NOL") carryovers and net capital loss ("NCL") carryovers to reduce our taxable income may be limited.

We must have taxable income or net capital gains to benefit from our NOL and NCL, as well as certain other tax attributes. Although we believe that a significant portion of our NOLs will be available to use to offset the future taxable income of Bimini Capital and Royal Palm, no assurance can be provided that we will have taxable income or gains in the future to apply against our remaining NOLs and NCLs.

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

We have recorded a deferred tax asset in the consolidated balance sheet based on the differences between the financial statement and income tax bases of assets using enacted tax rates.  When U.S. corporate income tax rates change, we are required to reevaluate our deferred tax assets using the new tax rate.  Changes in enacted tax rates require an adjustment to the carrying value of our deferred tax assets with a corresponding charge or benefit to earnings in the period of the tax rate change.  Based on the size of our deferred tax assets, any such adjustment could be significant.

We adjusted the carrying value of our deferred tax assets in connection with the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act"), which was signed into law on December 22, 2017.  The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. Generally Accepted Accounting Principles require that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, we recorded an income tax provision of $19.4 million for the year ended December 31, 2017, including a charge of $25.9 million during the fourth quarter due to a re-measurement of deferred tax assets and liabilities to reflect the lower corporate tax rate.

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

Our Class A Common Stock trades on the OTCQB under the symbol "BMNM".  We may apply to list our Class A Common Stock on a national securities market in the future; however, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on another national securities market, our ability to raise capital through the sale of additional securities may be limited.  Accordingly, no assurance can be given as to:

•	the likelihood that an actual market for our common stock will develop, or be continued once developed;
•	the liquidity of any such market;
•	the ability of any holder to sell shares of our common stock; or
•	the prices that may be obtained for our common stock.

We have not made distributions to our stockholders since 2011.

Our Board of Directors has not authorized the payment of any cash dividends to our stockholders since 2011.  All distributions will be made at the discretion of our Board of Directors out of funds legally available therefor and will depend on our earnings, our financial condition and such other factors as our Board of Directors may deem relevant from time to time. As a result of the termination of our REIT status effective as of January 1, 2015, we are planning to retain any available funds and future earnings to fund the development and growth of our business. As a result, for the foreseeable future, we do not expect to make distributions.

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

The market value of shares of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results or distributions;
•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
•	increases in market interest rates that affect the value of our MBS portfolios;
•	changes in our book value;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963, in an office building which Bimini Capital owns. This facility is shared with our subsidiaries and Orchid. This property is suitable and adequate for our business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol "BMNM".  As of February 7, 2018, we had 12,743,959 shares of Class A Common Stock issued and outstanding, which were held by 147 shareholders of record and 1,484 beneficial owners whose shares were held in "street name" by brokers and depository institutions.

The following table is a summary of historical prices of our Class A Common Stock.

	High	Low	Close	Dividends Declared
2017
First quarter	$3.00	$2.41	$2.65	$-
Second quarter	3.00	2.55	2.80	-
Third quarter	2.95	2.60	2.79	-
Fourth quarter	2.79	2.54	2.61	-
2016				.
First quarter	$1.88	$0.59	$1.64	$-
Second quarter	1.74	1.07	1.38	-
Third quarter	2.70	1.26	2.50	-
Fourth quarter	2.70	1.69	2.62	-

As of December 31, 2017, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

We have not made a distribution to stockholders since 2011. We are planning to retain any available funds and future earnings to fund the development and growth of our business, so future distributions should not be expected.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital's shareholders approved the 2011 Long Term Compensation Plan (the "Plan").  The Plan is intended to permit the grant of stock options, stock appreciation rights ("SARs"), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date), subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2017 concerning shares of our common stock authorized for issuance under the Plan.

Number of securities
remaining available for
	Total number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
by security holders	41,000	-	2,621,667	(2)
Equity compensation plans not approved
by security holders(1)	-	-	-
Total	41,000	-	2,621,667

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.
(2)
Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan irrespective of the 10% limitation described above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2017, no shares are available for future issuance under the terms of the Incentive Plan as of December 31, 2017.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during the three months ended December 31, 2017.

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

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") is a holding company that was formed in September 2003.   The Company's principal operating subsidiaries are Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC. We operate in two business segments: the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid, and the investment portfolio segment, which includes the investment activities conducted by Bimini Capital and Royal Palm.

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (a registered investment advisor), are collectively referred to as "Bimini Advisors."  Bimini Advisors serves as the external manager of the portfolio of Orchid Island Capital, Inc. ("Orchid"). From this arrangement, the Company receives management fees and expense reimbursements.  As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. In addition, the Company receives dividends from its investment in Orchid common shares.

Royal Palm Capital, LLC (collectively with its wholly-owned subsidiaries referred to as "Royal Palm") maintains an investment portfolio, consisting primarily of residential mortgage-backed securities ("MBS") issued and guaranteed by a federally chartered corporation or agency ("Agency MBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS ("PT MBS") and (ii) structured Agency MBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the presidential administration, the Federal Reserve and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Change in Tax Law

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Reform Act should be used, if determinable. U.S. Generally Accepted Accounting Principles ("GAAP") requires that the impact of tax legislation be recognized in the period in which the law was enacted. As such, we recorded an income tax provision of $19.4 million for the year ended December 31, 2017, including a charge of $25.9 million during the fourth quarter due to a remeasurement of deferred tax assets and liabilities to reflect the lower corporate tax rate. The year 2017 tax provision represents the Company's current best estimate based on management's current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Results of Operations

Described below are the Company's results of operations for the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Net (Loss) Income Summary

Consolidated net loss for the year ended December 31, 2017 was $16.5 million, or $1.30 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $3.4 million, or $0.27 basic and diluted income per share of Class A Common Stock, for the year ended December 31, 2016.

The components of net (loss) income for the years ended December 31, 2017 and 2016, along with the changes in those components are presented in the table below:

(in thousands)
	2017	2016	Change
Revenues	$16,004	$12,067	$3,937
Interest expense	(3,033)	(1,856)	(1,177)
Net revenues	12,971	10,211	2,760
Other (expense) income	(3,673)	60	(3,733)
Expenses	(6,403)	(5,743)	(660)
Net income before income tax provision	2,895	4,528	(1,633)
Income tax provision	19,378	1,142	18,236
Net (loss) income	$(16,483)	$3,386	$(19,869)

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note ("T-Note") futures contracts, to hedge a portion of the interest rate risk on our repurchase agreements and junior subordinate notes in a rising rate environment.

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

For each period presented, we have combined the effects of the derivative financial instruments in place for the respective period with the actual interest expense incurred on our borrowings to reflect total economic interest expense for the applicable period. Interest expense, including the effect of derivative instruments for the period, is referred to as economic interest expense. Net interest income, when calculated to include the effect of derivative instruments for the period, is referred to as economic net interest income.

We believe that economic interest expense and economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio or operations. The gains or losses on derivative instruments presented in our consolidated statements of operations are not necessarily representative of the total interest rate expense that we will ultimately realize. This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest rate expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

Our presentation of the economic value of our hedging strategy has important limitations. First, other market participants may calculate economic interest expense and economic net interest income differently than the way we calculate them. Second, while the we believe that the calculation of the economic value of our hedging strategy described above helps to present our financial position and performance, it may be of limited usefulness as an analytical tool. Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for interest expense and net interest income computed in accordance with GAAP.

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2017 and 2016 and for each quarter during 2017 and 2016.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
December 31, 2017	$546	$237	$783
September 30, 2017	(13)	(6)	(19)
June 30, 2017	(581)	(251)	(832)
March 31, 2017	15	7	22
December 31, 2016	496	1,037	1,533
September 30, 2016	326	182	508
June 30, 2016	(353)	(404)	(757)
March 31, 2016	(787)	(513)	(1,300)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
December 31, 2017	$(33)	$(13)	$(46)
December 31, 2016	(318)	302	(16)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
December 31, 2017	$(170)	$(42)	$(212)
September 30, 2017	(162)	(40)	(202)
June 30, 2017	(152)	(37)	(189)
March 31, 2017	(116)	(60)	(176)
December 31, 2016	(122)	(57)	(179)
September 30, 2016	(93)	(55)	(148)
June 30, 2016	(60)	(77)	(137)
March 31, 2016	(45)	(80)	(125)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
December 31, 2017	$(600)	$(179)	$(779)
December 31, 2016	(320)	(269)	(589)

Gains (Losses) on Derivative Instruments - Attributed to Future Periods (Non-GAAP)
(in thousands)
		Junior
	Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total
December 31, 2017	$716	$279	$995
September 30, 2017	149	34	183
June 30, 2017	(429)	(214)	(643)
March 31, 2017	131	67	198
December 31, 2016	618	1,094	1,712
September 30, 2016	419	237	656
June 30, 2016	(293)	(327)	(620)
March 31, 2016	(742)	(433)	(1,175)

(in thousands)
		Junior
	Repurchase	Subordinated
Years Ended	Agreements	Debt	Total
December 31, 2017	$567	$166	$733
December 31, 2016	2	571	573

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
December 31, 2017	$1,978	$685	$(170)	$855	$1,293	$1,123
September 30, 2017	1,514	504	(162)	666	1,010	848
June 30, 2017	1,269	324	(152)	476	945	793
March 31, 2017	1,293	283	(116)	399	1,010	894
December 31, 2016	1,285	251	(122)	373	1,034	912
September 30, 2016	1,108	195	(92)	287	913	821
June 30, 2016	1,025	174	(60)	234	851	791
March 31, 2016	817	127	(45)	172	690	645

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Years Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
December 31, 2017	$6,054	$1,796	$(600)	$2,396	$4,258	$3,658
December 31, 2016	4,235	747	(319)	1,066	3,488	3,169

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2017	$1,293	$1,123	$324	$(42)	$366	$969	$757
September 30, 2017	1,010	848	316	(40)	356	694	492
June 30, 2017	945	793	306	(37)	343	639	450
March 31, 2017	1,010	894	292	(60)	352	718	542
December 31, 2016	1,034	912	291	(57)	348	743	564
September 30, 2016	913	821	278	(55)	333	635	488
June 30, 2016	851	791	276	(77)	353	575	438
March 31, 2016	690	645	264	(80)	344	426	301

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Years Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2017	$4,258	$3,658	$1,238	$(179)	$1,417	$3,020	$2,241
December 31, 2016	3,488	3,169	1,109	(269)	1,378	2,379	1,791

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  Segment information for the years ended December 31, 2017 and 2016 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$7,431	$-	$-		$-	$7,431
Advisory services, other operating segments(1)	207	-	-		(207)	-
Interest and dividend income	-	8,572	1		-	8,573
Interest expense	-	(1,796)	(1,237	)(2)	-	(3,033)
Net revenues	7,638	6,776	(1,236)		(207)	12,971
Other income	-	(4,306)	634	(3)	-	(3,672)
Operating expenses(4)	(3,016)	(3,387)	-		-	(6,403)
Intercompany expenses(1)	-	(207)	-		207	-
Income (loss) before income taxes	$4,622	$(1,124)	$(602)		$-	$2,896
Assets	$1,632	$267,429	$15,528		$-	$284,589

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2016
Advisory services, external customers	$5,489	$-	$-		$-	$5,489
Advisory services, other operating segments(1)	94	-	-		(94)	-
Interest and dividend income	-	6,576	2		-	6,578
Interest expense	-	(747)	(1,109	)(2)	-	(1,856)
Net revenues	5,583	5,829	(1,107)		(94)	10,211
Other income	-	(2,675)	2,735	(3)	-	60
Operating expenses(4)	(2,640)	(3,103)	-		-	(5,743)
Intercompany expenses(1)	-	(94)	-		94	-
Income (loss) before income taxes	$2,943	$(43)	$1,628		$-	$4,528
Assets	$1,856	$199,883	$21,131		$-	$222,870

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues.

Asset Management Segment

Advisory Services Revenue

Advisory services revenue consist of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement. We receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Orchid's equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Orchid's equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Orchid's equity that is greater than $500 million.

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2018 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2017 and 2016 and each quarter during 2017 and 2016.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2017	$3,837,575	$459,322	$1,625	$408	$2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670
December 31, 2016	2,761,836	341,236	1,220	338	1,558
September 30, 2016	2,362,377	280,421	1,052	336	1,388
June 30, 2016	2,100,151	251,648	945	329	1,274
March 31, 2016	2,067,527	266,806	971	298	1,269

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Years Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2017	$3,578,419	$419,650	$5,855	$1,576	$7,431
December 31, 2016	2,322,973	285,028	4,188	1,301	5,489

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the year ended December 31, 2017, we generated $4.3 million of net portfolio interest income, consisting of $6.1 million of interest income from MBS assets offset by $1.8 million of interest expense on repurchase liabilities.  For the year ended December 31, 2016, we generated $3.5 million of net portfolio interest income, consisting of $4.2 million of interest income from MBS assets offset by $0.7 million of interest expense on repurchase liabilities.  The $1.9 million increase in interest income for the year ended December 31, 2017 was due to a 13 basis point increase in yields earned on the portfolio, combined with a $43.9 million increase in average MBS balances.  The $1.0 million increase in interest expense for the year ended December 31, 2017 was due to a combination of a $42.3 million increase in average repurchase liabilities and a 51 basis point increase in cost of funds.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2017 and 2016 was $2.4 million and $1.1 million, respectively, resulting in $3.7 million and $3.2 million of economic net portfolio interest income, respectively.

The tables below provide consolidated information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2017 and 2016 and for the years ended December 31, 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2017	$203,841	$1,978	3.88%	$193,778	$685	$855	1.41%	1.77%
September 30, 2017	170,237	1,514	3.56%	161,003	504	666	1.25%	1.66%
June 30, 2017	134,188	1,269	3.78%	126,341	324	476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	398	0.94%	1.33%
December 31, 2016	131,952	1,285	3.89%	123,909	251	373	0.81%	1.20%
September 30, 2016	122,220	1,108	3.63%	114,858	195	287	0.68%	1.00%
June 30, 2016	110,017	1,025	3.73%	103,259	174	234	0.67%	0.91%
March 31, 2016	96,592	817	3.39%	90,014	127	173	0.57%	0.77%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2017	$159,091	$6,054	3.81%	$150,265	$1,796	$2,395	1.20%	1.59%
December 31, 2016	115,195	4,235	3.68%	108,010	747	1,067	0.69%	0.99%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2017	$1,293	$1,123	2.47%	2.11%
September 30, 2017	1,010	848	2.31%	1.90%
June 30, 2017	945	793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%
December 31, 2016	1,034	912	3.08%	2.69%
September 30, 2016	913	821	2.95%	2.63%
June 30, 2016	851	791	3.06%	2.82%
March 31, 2016	690	644	2.82%	2.62%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Years Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2017	$4,258	$3,658	2.61%	2.22%
December 31, 2016	3,488	3,168	2.99%	2.69%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 43 and 44 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 43 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $6.1 million for the year ended December 31, 2017 and $4.2 million for year ended December 31, 2016. Average MBS holdings were $159.1 million and $115.2 million for the years ended December 31, 2017 and 2016, respectively. The $1.9 million increase in interest income was due to a 13 basis point increase in yields, combined with a $43.9 million increase in average MBS holdings.

The tables below present the consolidated average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS ("PT MBS").

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2017	$201,165	$2,676	$203,841	$1,955	$23	$1,978	3.89%	3.55%	3.88%
September 30, 2017	167,081	3,156	170,237	1,524	(10)	1,514	3.65%	(1.28)%	3.56%
June 30, 2017	130,519	3,669	134,188	1,220	49	1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%
December 31, 2016	127,627	4,325	131,952	1,238	47	1,285	3.88%	4.32%	3.89%
September 30, 2016	119,411	2,809	122,220	1,092	16	1,108	3.66%	2.19%	3.63%
June 30, 2016	106,653	3,364	110,017	1,008	17	1,025	3.78%	2.05%	3.73%
March 31, 2016	92,365	4,227	96,592	783	34	817	3.39%	3.25%	3.39%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Years Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2017	$155,482	$3,609	$159,091	$5,909	$145	$6,054	3.80%	4.01%	3.81%
December 31, 2016	111,514	3,681	115,195	4,121	114	4,235	3.70%	3.09%	3.68%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding repurchase agreements were $150.3 million and $108.0 million, generating interest expense of $1.8 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively.  Our average cost of funds was 1.20% and 0.69% for years ended December 31, 2017 and 2016, respectively.  There was a 51 basis point increase in the average cost of funds and a $42.3 million increase in average outstanding repurchase agreements during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Our economic interest expense was $2.4 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. There was an 60 basis point increase in the average economic cost of funds to 1.59% for the year ended December 31, 2017 from 0.99% for the previous year. The $1.3 million increase in economic interest expense was due to the $42.3 million increase in average outstanding repurchase agreements during the year ended December 31, 2017, combined with the negative performance of our derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  Our average cost of funds calculated on a GAAP basis was 5 basis points above average one-month LIBOR and 21 basis points below average six-month LIBOR for the quarter ended December 31, 2017.  Our average economic cost of funds was 41 basis points above average one-month LIBOR and 15 basis points above average six-month LIBOR for the quarter ended December 31, 2017. The average term to maturity of the outstanding repurchase agreements decreased from 40 days at December 31, 2016 to 38 days at December 31, 2017.

The tables below present the consolidated average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2017 and 2016 and for the years ended December 31, 2017 and 2016 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2017	$193,778	$685	$855	1.41%	1.77%
September 30, 2017	161,003	504	666	1.25%	1.66%
June 30, 2017	126,341	324	476	1.02%	1.51%
March 31, 2017	119,938	283	398	0.94%	1.33%
December 31, 2016	123,909	251	373	0.81%	1.20%
September 30, 2016	114,858	195	287	0.68%	1.00%
June 30, 2016	103,259	174	234	0.67%	0.91%
March 31, 2016	90,014	127	172	0.57%	0.77%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2017	$150,265	$1,796	2,395	1.20%	1.59%
December 31, 2016	108,010	747	1,066	0.69%	0.99%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2017	1.36%	1.62%	0.05%	(0.21)%	0.41%	0.15%
September 30, 2017	1.20%	1.45%	0.05%	(0.20)%	0.46%	0.21%
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%
December 31, 2016	0.62%	1.28%	0.19%	(0.47)%	0.58%	(0.08)%
September 30, 2016	0.49%	1.09%	0.19%	(0.41)%	0.51%	(0.09)%
June 30, 2016	0.44%	0.92%	0.23%	(0.25)%	0.47%	(0.01)%
March 31, 2016	0.40%	0.84%	0.17%	(0.27)%	0.37%	(0.07)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Years Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2017	1.11%	1.47%	0.09%	(0.27)%	0.48%	0.12%
December 31, 2016	0.49%	1.03%	0.20%	(0.34)%	0.50%	(0.04)%

Dividend Income

At December 31, 2017 and 2016, we owned 1,520,036 and 1,395,036 shares of Orchid common stock, respectively.  Orchid paid total dividends of $1.68 per share during both 2017 and 2016.  During the years ended December 31, 2017 and 2016, we received dividends on this common stock investment of approximately $2.5 million and $2.3 million, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was approximately $1.2 million and $1.1 for the years ended December 31, 2017 and 2016, respectively.  The average rate of interest paid for the year ended December 31, 2017 was 4.69% compared to 4.19% for the year ended December 31, 2016.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2017, the interest rate was 5.09%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2017 and 2016.

(in thousands)
	2017	2016	Change
Realized (losses) gains on sales of MBS	$(1)	$180	$(181)
Unrealized losses on MBS	(2,066)	(3,786)	1,720
Total losses on MBS	(2,067)	(3,606)	1,539
Losses on derivative instruments	(46)	(16)	(30)
Gains on retained interests	645	2,425	(1,780)
Unrealized (losses) gains on Orchid Island Capital, Inc.	(2,207)	1,256	(3,463)

We invest in MBS with the intent to earn net income from the realized yield on those assets over the related funding and hedging costs, and not for purposes of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2017, we received proceeds of $1.7 million from the sales of MBS compared to $73.1 million for the year ended December 31, 2016.

The table below presents historical interest rate data as of each quarter end during 2017 and 2016.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%
December 31, 2016	1.93%	2.45%	3.43%	4.20%	0.98%
September 30, 2016	1.16%	1.61%	2.76%	3.46%	0.85%
June 30, 2016	1.01%	1.49%	2.84%	3.57%	0.65%
March 31, 2016	1.22%	1.79%	2.97%	3.69%	0.63%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the year ended December 31, 2017, we recorded gains on retained interests of $0.6 million compared to gains of $2.4 million for the year ended December 31, 2016.

Operating Expenses

For the year ended December 31, 2017, our total operating expenses were approximately $6.4 million compared to approximately $5.7 million for the year ended December 31, 2016. The table below presents a breakdown of operating expenses for the years ended December 31, 2017 and 2016.

(in thousands)
	2017	2016	Change
Compensation and benefits	$3,852	$3,325	$527
Legal fees	111	210	(99)
Accounting, auditing and other professional fees	344	389	(45)
Directors' fees and liability insurance	659	622	37
Other G&A expenses	1,437	1,198	239
	$6,403	$5,744	$659

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2017, our MBS portfolio consisted of $209.7 million of agency or government MBS at fair value and had a weighted average coupon of 4.21%.  During the year ended December 31, 2017, we received principal repayments of $12.5 million compared to $13.1 million for the year ended December 31, 2016.  The average prepayment speeds for the quarters ended December 31, 2017 and 2016 were 8.8% and 11.1%, respectively.

The following table presents the constant prepayment rate ("CPR") experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2017	7.2	16.9	8.8
September 30, 2017	5.2	18.8	8.3
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8
December 31, 2016	5.5	27.3	11.1
September 30, 2016	9.4	19.7	13.6
June 30, 2016	7.8	20.4	12.6
March 31, 2016	11.8	16.6	14.3

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2017 and 2016:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2017
Fixed Rate PT MBS	$207,179	98.8%	4.21%	321	1-Dec-47
Interest-Only Securities	1,476	0.7%	3.43%	229	25-Dec-39
Inverse Interest-Only Securities	1,037	0.5%	5.01%	278	25-Apr-41
Total Mortgage Assets	$209,692	100.0%	4.21%	320	1-Dec-47
December 31, 2016
Fixed Rate PT MBS	$124,299	95.4%	4.24%	347	1-Oct-46
Interest-Only Securities	2,654	2.0%	3.48%	245	25-Dec-39
Inverse Interest-Only Securities	3,349	2.6%	5.52%	325	25-Dec-46
Total Mortgage Assets	$130,302	100.0%	4.26%	344	25-Dec-46

($ in thousands)
	December 31, 2017		December 31, 2016
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$178,581	85.2%	$120,961	92.8%
Freddie Mac	30,896	14.7%	8,870	6.8%
Ginnie Mae	215	0.1%	471	0.4%
Total Portfolio	$209,692	100.0%	$130,302	100.0%

	December 31, 2017	December 31, 2016
Weighted Average Pass-through Purchase Price	$109.06	$110.31
Weighted Average Structured Purchase Price	$6.02	$6.74
Weighted Average Pass-through Current Price	$107.13	$107.54
Weighted Average Structured Current Price	$7.06	$10.40
Effective Duration (1)	3.832	4.769

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.832 indicates that an interest rate increase of 1.0% would be expected to cause a 3.832% decrease in the value of the MBS in our investment portfolio at December 31, 2017.  An effective duration of 4.769 indicates that an interest rate increase of 1.0% would be expected to cause a 4.769% decrease in the value of the MBS in our investment portfolio at December 31, 2016. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2017 and 2016.

($ in thousands)
	2017			2016
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$95,585	$107.37	2.74%	$133,100	$110.31	2.42%
Structured MBS	-	-	-	2,993	11.43	5.15%

Our portfolio of PT MBS is typically comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages and loan payoffs in connection with home sales.

The duration of our IO and IIO portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO's may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIO's similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) cause their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

Prepayments on the loans underlying our MBS can alter the timing of the cash flows received by us. As a result, we gauge the interest rate sensitivity of its assets by measuring their effective duration. While modified duration measures the price sensitivity of a bond to movements in interest rates, effective duration captures both the movement in interest rates and the fact that cash flows to a mortgage related security are altered when interest rates move. Accordingly, when the contract interest rate on a mortgage loan is substantially above prevailing interest rates in the market, the effective duration of securities collateralized by such loans can be quite low because of expected prepayments.

We face the risk that the market value of our PT MBS assets will increase or decrease at different rates than that of our structured MBS or liabilities, including our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration and effective duration using various third party models or obtain these quotes from third parties.  However, empirical results and various third-party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2017, assuming rates instantaneously fall 100 basis points ("bps"), rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$207,179	$5,989	$(10,427)	$(22,982)	2.89%	(5.03)%	(11.09)%
Interest-Only MBS	1,476	(619)	358	617	(41.90)%	24.27%	41.75%
Inverse Interest-Only MBS	1,037	(132)	(84)	(280)	(12.76)%	(8.12)%	(27.03)%
Total MBS Portfolio	$209,692	$5,238	$(10,153)	$(22,645)	2.50%	(4.84)%	(10.80)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$960,000	$(1,343)	$2,400	$4,800	(0.57)%	1.02%	2.05%
Junior Subordinated Debt Hedges	416,000	(582)	1,040	2,080	(0.57)%	1.02%	2.05%
	$1,376,000	$(1,925)	$3,440	$6,880	(0.57)%	1.02%	2.05%

Gross Totals		$3,313	$(6,713)	$(15,765)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

In addition to changes in interest rates, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to the our stockholders.

Repurchase Agreements

As of December 31, 2017, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2017, we had obligations outstanding under the repurchase agreements of approximately $200.2 million with a net weighted average borrowing cost of 1.52%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 16 to 72 days, with a weighted average maturity of 38 days.  Securing the repurchase agreement obligation as of December 31, 2017 are MBS with an estimated fair value, including accrued interest, of $210.0 million and a weighted average maturity of 321 months, and cash posted as collateral of $2,208,000.  Through March 9, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2017 with maturities through April 2, 2018.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2017 and 2016.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
December 31, 2017	$200,183	$193,778	$6,405	3.31%
September 30, 2017	187,374	161,003	26,371	16.38	%(1)
June 30, 2017	134,633	126,341	8,292	6.56%
March 31, 2017	118,049	119,938	(1,889)	(1.57)%
December 31, 2016	121,828	123,909	(2,081)	(1.68)%
September 30, 2016	125,991	114,858	11,133	9.69%
June 30, 2016	103,725	103,259	466	0.45%
March 31, 2016	102,794	90,014	12,780	14.20	%(2)

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2017 reflects the growth of the portfolio. During the quarter ended September 30, 2017, the Company's investment in PT MBS increased $56.1 million.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of December 31, 2017, we had cash and cash equivalents of $6.1 million.  We generated cash flows of $18.3 million from principal and interest payments on our MBS portfolio and $1.1 million from retained interests and had average repurchase agreements outstanding of $150.3 million during the year ended December 31, 2017.  In addition, during the year ended December 31, 2017, we received approximately $7.3 million in management fees and expense reimbursements as manager of Orchid and approximately $2.5 million in dividends from our investment in Orchid common shares.

The table below summarizes the effect that certain future contractual obligations existing as of December 31, 2017 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$200,183	$-	$-	$-	$200,183
Interest expense on repurchase agreements(1)	603	-	-	-	603
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,404	2,686	2,683	17,390	24,163
Settlement obligation	250	250	-	-	500
Totals	$202,440	$2,936	$2,683	$43,390	$251,449

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2017 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates and the MBS Market

The fourth quarter of 2017 marked a reversal of the trend in place for the first nine months of the year. The shifts that occurred were numerous.  Perhaps the most significant from a long-term perspective was the surprise success the Trump administration had in passing a substantive tax package – The Tax Cuts and Jobs Act of 2017 (the "Act").  The significance of the Act was two-fold.  On the one hand, its passage ended the Trump administration's string of legislative failures, and on the other, we believe the legislation should be stimulative for the economy.  Passage of the Act coincided with continuing strong economic data and contributed to the "risk on" sentiment in the markets.  The result was a continuation of the ever-increasing levels in the equity markets, particularly the domestic equity markets, as well as other risk assets such as commodities, investment grade and sub-investment grade debt.

Some of the clouds on the economic horizon that existed at the end of the third quarter of 2017 did not prove to be troubling.  The three hurricanes that made landfall in the U.S. in August and September 2017 did not impact economic growth in a material way, and President Trump's selection of the new chairman of the Federal Reserve, Jerome Powell, was perceived as a "status quo" selection by the markets, and not a shift in the hawkish direction.

A second significant event that impacted the markets during the fourth quarter of 2017 actually occurred late in the third quarter of 2017.  At the conclusion of the September 2017 meeting of the FOMC, chair Janet Yellen stated that the Fed viewed recent soft inflation data as owing to transitory factors and that they remained confident that inflation would trend towards their 2% target level over the medium term.  This acknowledgement by the Fed that they would look past soft inflation data in the near term, and continue to remove accommodation, forced the market to revisit expectations for additional interest rate hikes.  While there was a substantial gap in the markets pricing for additional Fed rate hikes and the extent of hikes implied in the Fed's "dot plot" prior to the September 2017 meeting, this gap closed markedly by the end of the year.  Fed public comments since the September 2017 meeting, coupled with continued strong data, have reinforced the market's thinking.  The Fed's "dot plot" implies three rate hikes in 2018 and current market pricing is over 2.5 hikes, a meaningful closing of the gap that existed in August and early September 2017 when the 10-year US T-Note flirted with breaking below 2%.  The yield on the 10-year U.S. T-Note reached 2.406% by December 29, 2017 and approached 3.0% in February 2018.

During the fourth quarter of 2017, inflation data was mixed and year over year figures remained below the Fed's 2% target.  The combination of benign inflation readings and a Fed that seems intent on removing accommodation, even more so as strong economic data continues to be released, has caused the yield curve to flatten.  This trend has continued into 2018.  The market is convinced the Fed will be vigilant in staying ahead of inflation, and therefore longer dated treasuries, that are most sensitive to inflation, have increased in yield far less than short term treasuries that are more sensitive to Fed rate increases.  The fact the Fed is ahead of their central bank peers at removing accommodation has allowed yield spreads between U.S. rates and sovereign debt rates across Europe and Japan to remain large, helping to keep additional downward pressure on longer term rates in the U.S.

The mortgage market was impacted by these events in a positive way.  The strong "risk on" tone of the markets continued to drive spreads available in the various investment grade and sub-investment grade markets tighter.  This enabled spreads available in the Agency MBS market to appear relatively attractive and continue to tighten over the course of the quarter.  In early January 2018, the spread of the 30-year, fixed rate conventional mortgage to the 10-year U.S. T-Note hit its tightest level since early 2013 in early January 2018.  This spread has since widened as longer-term rates continue to inch higher, causing extension fears to enter the market – the fear that mortgage cash flows will extend materially as prepayment activity is driven lower by higher prevailing mortgage rates available to borrowers. The flattening of the yield  curve tends to hurt fixed income markets generally as spreads on these assets relative to funding levels are compressed.  However, in the case of the Agency MBS market, we believe this effect is off-set somewhat by the seasonal slow-down in prepayment activity that occurs around year end and into the first quarter.  Going forward, the balance between slower prepayment activity, and thus mortgage origination levels, and reduced purchases by the Fed, will be critical for Agency MBS performance.  The shape of the yield curve will also be important for the relative performance of higher versus lower coupon mortgages, as a flatter yield curve tends to cause lower coupon mortgages to out-perform higher coupon mortgages - since higher coupon mortgages are more sensitive to prepayment rates and a flatter yield curve usually does not slow prepayment behavior materially.

Recent Regulatory Developments

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance, these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2018 and beyond.

At its September 2017 meeting, the FOMC agreed to start the program for gradually reducing the Fed's holdings of Agency MBS and U.S. Treasuries, starting in October 2017, as part of its overall approach to monetary policy normalization, by reducing its reinvestment of Agency MBS and U.S. Treasuries held in the System Open Market Account.

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

If prepayment levels increase, the value of our Agency MBS affected by such prepayments may decline. This is because a principal prepayment accelerates the effective term of an Agency MBS, which would shorten the period during which we would receive above-market returns (assuming the yield on the prepaid asset is higher than market yields). Also, we may not be able to reinvest prepayment proceeds in similar-yielding assets. Agency MBS backed by mortgages with high interest rates are more susceptible to prepayment risk because holders of those mortgages are most likely to refinance to a lower rate. IOs and IIOs, however, may be the types of Agency MBS most sensitive to increased prepayment rates. Because the holder of an IO or IIO receives no principal payments, the values of IOs and IIOs are entirely dependent on the existence of a principal balance on the underlying mortgages. If the principal balance is eliminated due to prepayment, IOs and IIOs essentially become worthless. Although increased prepayment rates can negatively affect the value of our IOs and IIOs, they have the opposite effect on POs. Because POs act like zero-coupon bonds, meaning they are purchased at a discount to their par value and have an effective interest rate based on the discount and the term of the underlying loan, an increase in prepayment rates would reduce the effective term of our POs and accelerate the yields earned on those assets, which would increase our net income.

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increase, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments the Company uses to hedge our Agency MBS assets, such as Eurodollar futures, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  For this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increase, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency MBS.

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off- or not be re-invested – starting in October 2017.  Previously the Fed re-invested all of the principal repayments it received each month on the Agency MBS assets it had acquired during their quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Pursuant to the September 2017 announcement, the cap would eventually reach $20 billion per month by the end of 2018.  At the time of the Fed's announcement, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs by the end of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond 2018, the removal of this source of demand could negatively impact Agency MBS prices.  The extent to which this negatively impacts the Agency MBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Effects on our borrowing costs

We leverage our PT MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by market levels of both the Federal Funds Rate and LIBOR. An increase in the Federal Funds Rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which effectively convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The market direction changed appreciably during the fourth quarter of 2017.  As we entered 2017, risk assets were performing very well as the Trump administration took office in late January and appeared to be very pro-business.  The markets looked forward to a roll back of recently expanding regulations across many industries, a new and hopefully improved health care act, tax reform and possibly much needed infrastructure spending to refurbish the nation's aging roads, highways, bridges and airports.  While the administration made bold promises, there was little delivered.  Market optimism was quickly replaced with pessimism.  Geopolitical events surfaced in April, specifically the Korean peninsula.  These events kept the market on edge and induced sporadic flight to quality rallies as headlines hit the market from time to time. Starting in March, incoming inflation data was consistently below expectations.  In the case of the core Consumer Price Index ("CPI") measure, the year over year figure moved from 2.3% in January 2017 to 1.7% by May and has not moved back above 1.8% since.  The Fed remains convinced these readings are being driven by temporary or transitory phenomenon, and that inflation will reverse and head back towards their 2% target over the medium term. This was a significant development and it marked a clear change in the bias of the Fed from a dovish to a more hawkish, or aggressive stance.  Over the course of the fourth quarter of 2017 and into early 2018, the market has grown to accept this outcome - as reflected in Fed Funds futures pricing.

Late in the fourth quarter of 2017, the Trump administration had its first major legislative success when the Tax Cuts and Jobs Act of 2017 was passed.  The legislation was viewed as very pro-growth and it added to the high-level of animal spirits and "risk on" tone in the markets. Risk markets performed very well into year end and incoming economic data was consistently strong. These developments drove the markets to price in a more aggressive Fed going forward. More importantly, the combination of benign inflation readings, coupled with hawkish Fed expectations, caused the yield curve to flatten significantly in 2017, to multi-year lows.

The Agency MBS market has performed well in this environment, resulting in low volatility and tight trading spreads across most comparable asset classes. In early January 2018, current coupon, 30-year fixed rate mortgages traded at their tightest spread to comparable duration treasuries since early 2013. Going forward, the balance between prepayment activity, and thus mortgage origination levels, and reduced purchases by the Fed, will be critical for Agency MBS performance.  The shape of the yield curve will also be important for the relative performance of higher versus lower coupon mortgages, as a flatter yield curve tends to cause lower coupon mortgages to out-perform higher coupon mortgages, our core holding.  On the other hand, if incoming inflation data were to exceed market expectations, not only would the Fed be very likely to carry out their professed intentions to raise rates three times in 2018 and more so in the years after, but this would also put upward pressure on longer-term rates and volatility, both negatively impacting Agency MBS performance.

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company's evaluation, it is more likely than not that they will not be realized. A majority of the Company's net deferred tax assets, which consist primarily of NOLs, are expected to be realized over an extended number of years. Management's conclusion is supported by the revenue forecasts of management fees, Orchid dividends and net interest income, and the subsequent reinvestment of those amounts into the MBS portfolio over the extended period to carry forward NOLs. However, a material change in those estimates could lead management to reassess its valuation allowance conclusions.

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

Capital Expenditures

At December 31, 2017, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Bimini Capital Management, Inc.
Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the "Company") and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company's auditor since 2008.

West Palm Beach, Florida
March 9, 2018

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 and 2016

	2017	2016
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$209,269,791	$129,582,386
Unpledged	422,341	719,603
Total mortgage-backed securities	209,692,132	130,301,989
Cash and cash equivalents	6,103,250	4,429,459
Restricted cash	2,649,610	1,221,978
Investment in Orchid Island Capital, Inc. common stock, at fair value	14,105,934	15,108,240
Retained interests in securitizations	653,380	1,113,736
Accrued interest receivable	746,121	512,760
Property and equipment, net	3,359,312	3,407,040
Deferred tax assets, net	44,524,584	63,833,063
Other assets	2,754,474	2,942,139
Total Assets	$284,588,797	$222,870,404

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$200,182,751	$121,827,586
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	346,444	114,199
Other liabilities	1,562,914	1,977,281
Total Liabilities	228,896,549	150,723,506

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of December 31, 2017 and 2016	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,660,627 shares issued and outstanding as of December 31, 2017 and 12,631,627 shares
issued and outstanding as of December 31, 2016	12,661	12,632
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2017 and 2016	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2017 and 2016	32	32
Additional paid-in capital	334,878,779	334,850,838
Accumulated deficit	(279,199,256)	(262,716,636)
Stockholders' Equity	55,692,248	72,146,898
Total Liabilities and Equity	$284,588,797	$222,870,404
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017 and 2016

	2017	2016
Revenues:
Advisory services	$7,431,359	$5,488,691
Interest income	6,054,381	4,235,081
Dividend income from Orchid Island Capital, Inc. common stock	2,518,660	2,343,660
Total revenues	16,004,400	12,067,432
Interest expense:
Repurchase agreements	(1,795,753)	(747,374)
Junior subordinated notes	(1,237,614)	(1,108,610)
Net revenues	12,971,033	10,211,448

Other (expense) income:
Unrealized losses on mortgage-backed securities	(2,066,256)	(3,785,939)
Realized (losses) gains on mortgage-backed securities	(689)	179,667
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(2,206,541)	1,255,533
Losses on derivative instruments	(46,031)	(15,638)
Gains on retained interests in securitizations	645,221	2,425,190
Other income	1,578	1,125
Total other (expense) income	(3,672,718)	59,938

Expenses:
Compensation and related benefits	3,851,925	3,324,955
Directors' fees and liability insurance	658,752	621,873
Audit, legal and other professional fees	455,167	599,243
Administrative and other expenses	1,436,941	1,197,593
Total expenses	6,402,785	5,743,664

Net income before income tax provision	2,895,530	4,527,722
Income tax provision	19,378,150	1,141,718

Net (loss) income	$(16,482,620)	$3,386,004

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(1.30)	$0.27
CLASS B COMMON STOCK
Basic and Diluted	$(1.30)	$0.27
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,633,216	12,698,122
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2017 and 2016

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2016	$12,437	$334,630,263	$(266,102,640)	$68,540,060
Net income	-	-	3,386,004	3,386,004
Issuance of Class A common shares pursuant to stock
based compensation plans	259	193,491	-	193,750
Amortization of stock based compensation	-	27,084	-	27,084

Balances, December 31, 2016	12,696	334,850,838	(262,716,636)	72,146,898
Net loss	-	-	(16,482,620)	(16,482,620)
Issuance of Class A common shares pursuant to stock
based compensation plans	29	(29)	-	-
Amortization of stock based compensation	-	27,970	-	27,970

Balances, December 31, 2017	$12,725	$334,878,779	$(279,199,256)	$55,692,248
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,482,620)	$3,386,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation and equity plan amortization	27,970	220,834
Depreciation	77,107	85,572
Deferred income tax provision	19,308,479	999,179
Losses on mortgage-backed securities	2,066,945	3,606,272
Gains on retained interests in securitizations	(645,221)	(2,425,190)
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock	2,206,541	(1,255,533)
Changes in operating assets and liabilities:
Accrued interest receivable	(233,361)	(161,711)
Other assets	187,665	(240,484)
Accrued interest payable	232,245	30,242
Other liabilities	(414,367)	(556,161)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,331,383	3,689,024
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(95,585,190)	(136,092,749)
Sales	1,654,834	73,061,443
Principal repayments	12,473,268	13,111,444
Payments received on retained interests in securitizations	1,105,577	2,435,732
Purchases of Orchid Island Capital, Inc. common stock	(1,204,235)	(1,859,277)
Purchases of property and equipment	(29,379)	-
NET CASH USED IN INVESTING ACTIVITIES	(81,585,125)	(49,343,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,028,157,893	1,041,580,945
Principal repayments on repurchase agreements	(949,802,728)	(996,987,608)
NET CASH PROVIDED BY FINANCING ACTIVITIES	78,355,165	44,593,337

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,101,423	(1,061,046)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	5,651,437	6,712,483
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$8,752,860	$5,651,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,801,122	$1,825,742
Income taxes	$295,943	$540,627
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation ("Bimini Capital" or the "Company") formed in September 2003, is a holding company.  The Company's principal operating subsidiaries are Bimini Advisors Holdings, LLC (formerly known as Bimini Advisors, Inc.) and Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC).

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (a registered investment advisor), are collectively referred to as "Bimini Advisors."  Bimini Advisors manages a residential mortgage-backed securities ("MBS") portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services.

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of MBS investments, for its own benefit. Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."

Consolidation

The accompanying consolidated financial statements include the accounts of Bimini Capital, Bimini Advisors and Royal Palm.   All inter-company accounts and transactions have been eliminated from the consolidated financial statements.

Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, requires the consolidation of a variable interest entity ("VIE") by an enterprise if it is deemed the primary beneficiary of the VIE. Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. See Note 11 for a description of the accounting used for this VIE.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares, derivatives and retained interests, and determining the amounts of asset valuation allowances and the level of deferred tax asset allowances recorded for each accounting period. As described in more detail in Note 15, estimates used for the deferred tax assets and associated asset allowances are numerous and the projection periods extend over the remaining lives of the net operating losses, to 2029 in the case of Royal Palm and 2036 in the case of Bimini.  Such estimates can change materially from year to year as market conditions change or Orchid Island Capital grows through the issuance of new equity.

Statement of Comprehensive Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income.  Comprehensive income is the same as net income (loss) for all periods presented.

Segment Reporting

The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company's accounting policies described in this note with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 18.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company's cash, cash equivalents and restricted cash as of December 31, 2017 and 2016.

(in thousands)
	2017	2016
Cash and cash equivalents	$6,103,250	$4,429,459
Restricted cash	2,649,610	1,221,978
Total cash, cash equivalents and restricted cash	$8,752,860	$5,651,437

The Company maintains cash balances at several banks, and, at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2017, the Company's cash deposits exceeded federally insured limits by approximately $3.8 million. Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Orchid Island Capital, Inc. Common Stock

The Company has elected the fair value option for its investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in the consolidated statements of operations for the year ended December 31, 2017.  We estimate the fair value of our investment in Orchid on a market approach using "Level 1" inputs based on the quoted market price of Orchid's common stock on a national stock exchange. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. Subsequent adjustments to fair value are reflected in the consolidated statements of operations. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on the present value of expected future cash flows using management's best estimates of key assumptions, which include expected credit losses, prepayment speeds, weighted-average life, and discount rates commensurate with the inherent risks of the asset.

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note ("T-Note") and Eurodollar futures contracts, but the Company may enter into other derivatives in the future.

The Company has elected not to treat any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option election. FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in the consolidated statements of operations for each period.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock, Eurodollar futures contracts, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 17 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of December 31, 2017 and December 31, 2016, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company's junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount and effective interest rate for these instruments is presented in Note 11 to the consolidated financial statements.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act") was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Reform Act should be used, if determinable. The Company has accounted for the effects of the Tax Reform Act using reasonable estimates based on currently available information and its interpretations thereof. This accounting may change due to, among other things, changes in interpretations the Company has made and the issuance of new tax or accounting guidance. GAAP requires that the effects of a change in tax rate on the value of deferred tax assets and deferred tax liabilities be recognized upon enactment. See Note 15 for further details of the impact of the Tax Reform Act on the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company adopted the ASU beginning with the first quarter of 2017.  The prior period consolidated statement of cash flows has been retroactively adjusted to conform to this presentation.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 will be effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. A significant amount of the Company's revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 2. ADVISORY SERVICES

Bimini Advisors serves as the manager and advisor for Orchid pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Orchid's equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Orchid's equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Orchid's equity that is greater than $500 million.

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2019 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2017 and 2016.

(in thousands)
	2017	2016
Management fee	$5,855	$4,188
Allocated overhead	1,576	1,301
Total	$7,431	$5,489

At December 31, 2017 and 2016, the net amount due from Orchid was approximately $0.8 million and $0.6 million, respectively.  These amounts are included in "other assets" in the consolidated balance sheets.  During the years ended December 31, 2017 and 2016, Orchid accrued cash and equity compensation payable to officers and employees of Bimini of $0.6 million and $0.8, respectively.  This compensation is not included in the consolidated statements of operations.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of December 31, 2017 and 2016:

(in thousands)
	2017	2016
Pass-Through MBS:
Fixed-rate Mortgages	$207,179	$124,299
Total Pass-Through MBS	207,179	124,299
Structured MBS:
Interest-Only Securities	1,476	2,654
Inverse Interest-Only Securities	1,037	3,349
Total Structured MBS	2,513	6,003
Total	$209,692	$130,302

The following table summarizes the Company's MBS portfolio as of December 31, 2017 and 2016, according to the contractual maturities of the securities in the portfolio. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

(in thousands)
	2017	2016
Greater than or equal to ten years	$209,692	$130,302
Total	$209,692	$130,302

NOTE 4.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of December 31, 2017 and 2016:

(in thousands)
Series	Issue Date	2017	2016
HMAC 2004-2	May 10, 2004	$-	$143
HMAC 2004-3	June 30, 2004	177	364
HMAC 2004-4	August 16, 2004	386	463
HMAC 2004-5	September 28, 2004	90	144
Total		$653	$1,114

NOTE 5.  PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2017 and 2016 follows:

(in thousands)
	2017	2016
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	165	177
Office furniture and equipment	198	180
Total cost	4,437	4,431
Less accumulated depreciation and amortization	1,078	1,024
Property and equipment, net	$3,359	$3,407

Depreciation of property and equipment totaled approximately $77,000 and $86,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6.  OTHER ASSETS

The composition of other assets at December 31, 2017 and 2016 follows:

(in thousands)
	2017	2016
Prepaid expenses	$468	$756
Servicing advances	243	245
Servicing sale receivable, including accrued interest	222	309
Investment in Bimini Capital Trust II	804	804
Due from affiliates	797	566
Other	220	262
Total other assets	$2,754	$2,942

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments, if any. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  As of December 31, 2017 and 2016, management determined that no allowance for doubtful accounts was necessary.  Collections on amounts previously written off are included in income as received.

NOTE 7.   REPURCHASE AGREEMENTS

As of December 31, 2017, the Company had outstanding repurchase agreement obligations of approximately $200.2 million with a net weighted average borrowing rate of 1.52%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $210.0 million, and cash pledged to counterparty of approximately $2.2 million. As of December 31, 2016, the Company had outstanding repurchase agreement obligations of approximately $121.8 million with a net weighted average borrowing rate of 0.99%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $130.1 million, and cash pledged to counterparty of approximately $0.5 million.

As of December 31, 2017 and December 31, 2016, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$94,649	$115,350	$-	$209,999
Repurchase agreement liabilities associated with
these securities	$-	$90,686	$109,497	$-	$200,183
Net weighted average borrowing rate	-	1.47%	1.56%	-	1.52%
December 31, 2016
Fair value of securities pledged, including accrued
interest receivable	$-	$71,565	$41,334	$17,172	$130,071
Repurchase agreement liabilities associated with
these securities	$-	$66,919	$38,733	$16,176	$121,828
Net weighted average borrowing rate	-	1.01%	0.96%	0.98%	0.99%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2017 and December 31, 2016, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $11.7 million and $8.4 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at December 31, 2017 and 2016.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

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

As of December 31, 2017 and 2016, such instruments were comprised entirely of Eurodollar futures contracts.  Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains or losses credited or charged to the Company's account on a daily basis and reflected in earnings as they occur. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The Company is exposed to the changes in value of the futures by the amount of margin held by the broker.  This margin represents the collateral the Company has posted for its open positions and is recorded on the consolidated balance sheets as part of restricted cash.

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar futures positions at December 31, 2017 and December 31, 2016.

($ in thousands)
As of December 31, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$60,000	1.90%	1.97%	$41
2019	60,000	2.32%	2.27%	(31)
2020	60,000	2.60%	2.36%	(145)
2021	60,000	2.80%	2.42%	(230)
Total / Weighted Average	$60,000	2.41%	2.25%	$(365)

($ in thousands)
As of December 31, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.84%	1.97%	$33
2019	26,000	1.63%	2.27%	166
2020	26,000	1.95%	2.36%	107
2021	26,000	2.22%	2.42%	51
Total / Weighted Average	$26,000	1.91%	2.25%	$357

($ in thousands)
As of December 31, 2016
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$60,000	1.32%	1.28%	$(26)
2018	60,000	1.90%	1.82%	(49)
2019	60,000	2.32%	2.21%	(69)
2020	60,000	2.60%	2.45%	(88)
2021	60,000	2.80%	2.64%	(93)
Total / Weighted Average	$60,000	2.19%	2.08%	$(325)

($ in thousands)
As of December 31, 2016
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2017	$26,000	1.93%	1.28%	$(169)
2018	26,000	1.84%	1.82%	(6)
2019	26,000	1.63%	2.21%	150
2020	26,000	1.95%	2.45%	132
2021	26,000	2.22%	2.64%	110
Total / Weighted Average	$26,000	1.91%	2.08%	$217
(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

Losses From Derivative Instruments, Net

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2017 and 2016.

(in thousands)
	Consolidated
	2017	2016
Eurodollar futures contracts (short positions) - Repurchase agreement funding hedges	$(32)	$(318)
Eurodollar futures contracts (short positions)- Junior subordinated debt funding hedges	(14)	302
Net losses on derivative instruments	$(46)	$(16)

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

NOTE 9. PLEDGED ASSETS

Assets Pledged to Counterparties

The tables below summarize our assets pledged as collateral under our repurchase agreements and derivative agreements as of December 31, 2017 and 2016.

($ in thousands)
As of December 31, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$207,179	$-	$207,179
Structured MBS - at fair value	2,091	-	2,091
Accrued interest on pledged securities	730	-	730
Cash	2,208	442	2,650
Total	$212,208	$442	$212,650

($ in thousands)
As of December 31, 2016
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$124,298	$-	$124,298
Structured MBS - at fair value	5,284	-	5,284
Accrued interest on pledged securities	489	-	489
Cash	456	766	1,222
Total	$130,527	$766	$131,293

NOTE 10. OFFSETTING ASSETS AND LIABILITIES

The Company's repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2017 and 2016.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2017
Repurchase Agreements	$200,183	$-	$200,183	$(197,975)	$(2,208)	$-
December 31, 2016
Repurchase Agreements	$121,828	$-	$121,828	$(121,372)	$(456)	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Note 9 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

NOTE 11.  TRUST PREFERRED SECURITIES

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

As of December 31, 2017 and 2016, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2017, the interest rate was 5.09%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have adequate decision making ability over BCTII's activities. Since Bimini Capital's investment in BCTII's common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements and this investment is accounted for on the equity method.

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

Issuances of Common Stock

The table below presents information related to the Company's Class A Common Stock issued during the years ended December 31, 2017 and 2016.

Shares Issued Related To:	2017	2016
Incentive plan shares	29,000	258,333
Total shares of Class A Common Stock issued	29,000	258,333

On January 12, 2018, Robert Cauley and Hunter Haas each purchased 41,666 shares of the Company's Class A Common Stock at a price of $2.40 per share directly from the Company.  These newly issued shares are not reflected in the consolidated balance sheet as of December 31, 2017.

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2017 and 2016.

NOTE 13.    STOCK INCENTIVE PLANS

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

Share Awards

During 2016, the Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") approved certain performance bonuses for members of management.  These bonuses were awarded primarily in recognition of service in 2015.  The bonuses consisted of cash of approximately $0.5 million and 258,333 fully vested shares of the Company's Class A Common Stock with an approximate value of $0.2 million, or $0.75 per share.  The shares were issued under the 2011 Plan. For purposes of these bonuses, shares of the Company's common stock were valued based on the closing price of the Company's Class A Common Stock on January 15, 2016, the bonus date. The expense related to this bonus was accrued at December 31, 2015 and it did not affect the results of operations for the year ended December 31, 2016.  There were no share awards during the year ended December 31, 2017.

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

The following table presents the activity related to Performance Units during the years ended December 31, 2017 and December 31, 2016:

	2017		2016
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	70,000	$1.23	77,500	$1.22
Vested during the period	(29,000)	1.78	-	-
Forfeited during the period	-	-	(7,500)	1.15
Nonvested, at December 31	41,000	$0.84	70,000	$1.23

($ in thousands)
	2017	2016
Compensation expense recognized during the year	$28	$27
Unrecognized compensation expense at year end	$11	$39
Weighted-average remaining vesting term (in years)	0.9	1.5
Intrinsic value of unvested shares at year end	$107	$183

NOTE 14.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at December 31, 2017.

NOTE 15.  INCOME TAXES

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Reform Act should be used, if determinable. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company recorded an income tax provision of $19.4 million for the year ended December 31, 2017, including a charge of $25.9 million due to a remeasurement of deferred tax assets and liabilities resulting from the tax rate reduction. The year 2017 tax provision represents the Company's current best estimate based on management's current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

The income tax provision included in the consolidated statements of operations consists of the following for the years ended December 31, 2017 and 2016:

(in thousands)
	2017	2016
Current	$70	$143
Deferred	19,308	999
Income tax provision	$19,378	$1,142

The income tax provision differs from the amount computed by applying the federal income tax statutory rate of 35 percent on income before income tax expense.  A reconciliation of income tax at the statutory rate to income tax provision for the years ended December 31, 2017 and 2016 is presented in the table below.

(in thousands)
	2017	2016
Federal tax based on statutory rate applicable for each year	$984	$1,539
State income tax	157	245
Reduction of deferred tax asset due to enacted decrease in future tax rates	25,852	-
Reduction of deferred tax asset valuation allowance	(7,628)	(780)
Other	13	138
Income tax provision	$19,378	$1,142

Deferred tax assets consisted of the following as of December 31, 2017 and 2016:

(in thousands)
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$59,691	$96,500
Orchid Island Capital, Inc. common stock	2,349	3,291
MBS	1,038	1,425
Management agreement	813	1,267
Tax hedges	49	366
Accrued expenses	148	330
Other	661	697
	64,749	103,876
Valuation allowance	(20,224)	(40,043)
Net deferred tax assets	$44,525	$63,833

As of December 31, 2017 and 2016, Bimini Capital had tax capital loss carryforwards of approximately $0.3 million and $0.3 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2019.  In addition, as of December 31, 2017 and 2016, Bimini Capital had estimated federal NOL carryforwards of approximately $19.1 million and $19.3 million, respectively, and estimated Florida NOL carryforwards of $18.5 million and $18.6 million, respectively.  The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2028.

As of December 31, 2017, Royal Palm had tax capital loss carryforwards of approximately $0.1 million which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2022. In addition, as of December 31, 2017, Royal Palm had estimated federal NOL carryforwards of approximately $253.5 million and estimated available Florida NOLs of approximately $26.0 million. As of December 31, 2016, Royal Palm had estimated federal NOL carryforwards of approximately $257.0 million and estimated available Florida NOLs of approximately $29.5 million.  These NOLs can be used to offset future taxable income and will begin to expire in 2025.

In connection with Orchid's 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at December 31, 2017 and 2016 totaled approximately$0.8 million and $1.3 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration.  The valuation allowance relates primarily to the ability to utilize the NOL carryforwards of Bimini Capital and Royal Palm in future periods and is based on management's estimated projections of future taxable income. With respect to the utilization of NOL carryforwards at Bimini, management must estimate the dividends the Company will receive on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio at Royal Palm, management makes estimates of various metrics such as the yields on the assets it will acquire, its future funding costs, future prepayment speeds and net interest margin, among others.  Management must also estimate the dividends it will receive on its Orchid shares and the cash flows it will receive on the retained interests. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies.  These estimates and assumptions may change from year to year to the extent Orchid grows, thus increasing projected management fees and overhead sharing payments, and/or market conditions change such that estimates with respect to the portfolio metrics warrant revisions.

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

NOTE 16.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2017 and 2016.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2017 and 2016.

The Company has dividend eligible stock incentive plan shares that were outstanding during the years ended December 31, 2017 and 2016. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares would not be included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2017	2016
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(16,441)	$3,378
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,661	12,632
Unvested dividend-eligible share based compensation
outstanding at the balance sheet date	-	70
Effect of weighting	(28)	(4)
Weighted average shares-basic and diluted	12,633	12,698
(Loss) income per Class A common share:
Basic and diluted	$(1.30)	$0.27

(in thousands, except per-share information)
	2017	2016
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(42)	$8
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(1.30)	$0.27

NOTE 17.   FAIR VALUE

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

The Company's MBS are valued using Level 2 valuations, and such valuations are determined by the Company based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of its MBS positions determined by either an independent third-party or could do so internally.

MBS, Orchid common stock, retained interests and futures contracts were all recorded at fair value on a recurring basis during 2017 and 2016. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2017
Mortgage-backed securities	$209,692	$-	$209,692	$-
Orchid Island Capital, Inc. common stock	14,106	14,106	-	-
Retained interests	653	-	-	653
December 31, 2016
Mortgage-backed securities	$130,302	$-	$130,302	$-
Orchid Island Capital, Inc. common stock	15,108	15,108	-	-
Retained interests	1,114	-	-	1,114

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

(in thousands)
	Retained Interests
	2017	2016
Balances, January 1	$1,114	$1,124
Gain included in earnings	645	2,425
Collections	(1,106)	(2,435)
Balances, December 31	$653	$1,114

During the years ended December 31, 2017 and 2016, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of December 31, 2017.

Retained interest fair value ($ in thousands)			$653
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity Range
Default Assumptions	Probability of Default	(Weighted Average)	Range Of Loss Timing
Real Estate Owned	100%	22.7%	Next 10 Months
Loans in Foreclosure	100%	22.7%	Month 4 - 13
Loans 90 Day Delinquent	100%	45%	Month 11-28
Loans 60 Day Delinquent	85%	45%	Month 11-28
Loans 30 Day Delinquent	75%	45%	Month 11-28
Current Loans	3.3%	45%	Month 29 and Beyond
		Remaining Life Range	Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)	(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	11.5 - 14.5 (12.1)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	1.0 - 3.3 (2.4)	27.50% (27.50%)

NOTE 18. SEGMENT INFORMATION

The Company's operations are classified into two principal reportable segments; the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenue received under this management agreement for the years ended December 31, 2017 and 2016, were approximately $7.4 million and $5.5 million, respectively, accounting for approximately 46% and 45% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the years ended December 31, 2017 and 2016 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2017
Advisory services, external customers	$7,431	$-	$-	$-	$7,431
Advisory services, other operating segments(1)	207	-	-	(207)	-
Interest and dividend income	-	8,572	1	-	8,573
Interest expense	-	(1,796)	(1,237)(2)	-	(3,033)
Net revenues	7,638	6,776	(1,236)	(207)	12,971
Other income	-	(4,306)	634 (3)	-	(3,672)
Operating expenses(4)	(3,016)	(3,387)	-	-	(6,403)
Intercompany expenses(1)	-	(207)	-	207	-
Income (loss) before income taxes	$4,622	$(1,124)	$(602)	$-	$2,896
Assets	$1,632	$267,429	$15,528	$-	$284,589

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2016
Advisory services, external customers	$5,489	$-	$-	$-	$5,489
Advisory services, other operating segments(1)	94	-	-	(94)	-
Interest and dividend income	-	6,576	2	-	6,578
Interest expense	-	(747)	(1,109)(2)	-	(1,856)
Net revenues	5,583	5,829	(1,107)	(94)	10,211
Other income	-	(2,675)	2,735 (3)	-	60
Operating expenses(4)	(2,640)	(3,103)	-	-	(5,743)
Intercompany expenses(1)	-	(94)	-	94	-
Income (loss) before income taxes	$2,943	$(43)	$1,628	$-	$4,528
Assets	$1,856	$199,883	$21,131	$-	$222,870

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues.

NOTE 19. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At December 31, 2017 and 2016, the Company owned 1,520,036 and 1,395,036 shares of Orchid common stock, respectively, representing approximately 2.9% and 4.2% of Orchid's outstanding common stock. During the years ended December 31, 2017 and 2016, the Company received dividends on this common stock investment of approximately $2.5 million and $2.3 million, respectively.

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, receives compensation from Orchid, and owns shares of common stock of Orchid.  Also, Hunter Haas, our Chief Financial Officer, Chief Investment Officer and Treasurer, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid's Board of Directors, receives compensation from Orchid, and owns shares of common stock of Orchid.  Robert J. Dwyer and Frank E. Jaumot, our independent directors, each own shares of common stock of Orchid.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company's management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management's assessment, the Company's management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company's 2018 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2017 (the "Proxy Statement").

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

21.1	Subsidiaries of the Registrant**
31.1	Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
31.2	Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002**
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002***

101.INS	Instance Document****
101.SCH	Taxonomy Extension Schema Document****
101.CAL	Taxonomy Extension Calculation Linkbase Document****
101.DEF	Additional Taxonomy Extension Definition Linkbase Document****
101.LAB	Taxonomy Extension Label Linkbase Document****
101.PRE	Taxonomy Extension Presentation Linkbase Document****

*	Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**	Filed herewith.
***	Furnished herewith
****	Submitted electronically herewith.

ITEM 16. Form 10-K Summary.

None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BIMINI CAPITAL MANAGEMENT, INC.

Date: March 9, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 9, 2018	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2018.
Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director