Form 10-Q
period 2018-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2018-05-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 8, 2018	12,732,059
Class B Common Stock, $0.001 par value	May 8, 2018	31,938
Class C Common Stock, $0.001 par value	May 8, 2018	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$204,728,276	$209,269,791
Unpledged	100,670	422,341
Total mortgage-backed securities	204,828,946	209,692,132
Cash and cash equivalents	4,976,440	6,103,250
Restricted cash	908,530	2,649,610
Orchid Island Capital, Inc. common stock, at fair value	11,202,665	14,105,934
Retained interests in securitizations	271,738	653,380
Accrued interest receivable	739,221	746,121
Property and equipment, net	3,355,256	3,359,312
Deferred tax assets, net	45,421,066	44,524,584
Other assets	3,265,193	2,754,474
Total Assets	$274,969,055	$284,588,797

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$193,819,649	$200,182,751
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	178,976	346,444
Other liabilities	1,544,642	1,562,914
Total Liabilities	222,347,707	228,896,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,743,959 shares issued and outstanding as of March 31, 2018 and 12,660,627 shares issued
and outstanding as of December 31, 2017	12,744	12,661
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2018 and December 31, 2017	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2018 and December 31, 2017	32	32
Additional paid-in capital	335,081,562	334,878,779
Accumulated deficit	(282,473,022)	(279,199,256)
Stockholders' Equity	52,621,348	55,692,248
Total Liabilities and Stockholders' Equity	$274,969,055	$284,588,797

See Notes to Condensed Consolidated Financial Statements
BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Revenues:
Advisory services	$2,093,465	$1,670,001
Interest income	2,080,266	1,292,676
Dividend income from Orchid Island Capital, Inc. common stock	471,211	603,415
Total revenues	4,644,942	3,566,092
Interest expense
Repurchase agreements	(809,266)	(283,194)
Junior subordinated notes	(337,333)	(292,184)
Net revenues	3,498,343	2,990,714

Other expense:
Unrealized losses on mortgage-backed securities	(4,879,806)	(437,113)
Realized losses on mortgage-backed securities	-	(689)
Unrealized losses on Orchid Island Capital, Inc. common stock	(2,903,269)	(1,127,315)
Gains on derivative instruments	1,740,712	21,500
Losses on retained interests in securitizations	(82,664)	(193,942)
Other income	606	455
Total other expense	(6,124,421)	(1,737,104)

Expenses:
Compensation and related benefits	1,066,455	935,911
Directors' fees and liability insurance	160,613	167,175
Audit, legal and other professional fees	175,752	137,124
Administrative and other expenses	336,158	359,333
Total expenses	1,738,978	1,599,543

Net loss before income tax benefit	(4,365,056)	(345,933)
Income tax benefit	(1,091,290)	(131,716)

Net loss	$(3,273,766)	$(214,217)

Basic and Diluted Net loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.26)	$(0.02)
CLASS B COMMON STOCK
Basic and Diluted	$(0.26)	$(0.02)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,730,070	12,631,627
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2018

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	(3,273,766)	(3,273,766)
Class A common shares sold directly to employees	83	199,914	-	199,997
Amortization of stock based compensation	-	2,869	-	2,869

Balances, March 31, 2018	$12,808	$335,081,562	$(282,473,022)	$52,621,348
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,273,766)	$(214,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	2,869	7,172
Depreciation	19,449	20,508
Deferred income tax benefit	(896,482)	(144,367)
Losses on mortgage-backed securities, net	4,879,806	437,802
Losses on retained interests in securitizations	82,664	193,942
Unrealized losses on Orchid Island Capital, Inc. common stock	2,903,269	1,127,315
Realized and unrealized losses on TBA securities	523,438	-
Changes in operating assets and liabilities:
Accrued interest receivable	6,900	21,929
Other assets	(510,719)	(312,913)
Accrued interest payable	(167,468)	75,873
Other liabilities	(541,710)	(938,571)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,028,250	274,473

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(5,080,712)	-
Sales	-	1,654,834
Principal repayments	5,064,092	2,315,731
Payments received on retained interests in securitizations	298,978	418,769
Purchases of property and equipment	(15,393)	(10,300)
Purchases of Orchid Island Capital, Inc. common stock	-	(1,204,235)
NET CASH PROVIDED BY INVESTING ACTIVITIES	266,965	3,174,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	439,403,535	184,776,630
Principal repayments on repurchase agreements	(445,766,637)	(188,555,259)
Class A common shares sold directly to employees	199,997	-
NET CASH USED IN FINANCING ACTIVITIES	(6,163,105)	(3,778,629)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,867,890)	(329,357)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	8,752,860	5,651,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,884,970	$5,322,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,314,067	$499,505
Income taxes	$281,808	$105,137
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

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

Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 810, Consolidation, requires the consolidation of a variable interest entity ("VIE") by an enterprise if it is deemed the primary beneficiary of the VIE. Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. See Note 9 for a description of the accounting used for this VIE.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares, derivatives and retained interests, determining the amounts of asset valuation allowances, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

Statement of Comprehensive Income

In accordance with ASC Topic 220, Comprehensive Income, a statement of comprehensive income has not been included as the Company has no items of other comprehensive income (loss).  Comprehensive loss is the same as net loss for all periods presented.

Segment Reporting

The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company's accounting policies described in this note with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 16.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company's cash, cash equivalents and restricted cash as of March 31, 2018 and December 31, 2017.

(in thousands)
	March 31, 2018	December 31, 2017
Cash and cash equivalents	$4,976,440	$6,103,250
Restricted cash	908,530	2,649,610
Total cash, cash equivalents and restricted cash	$5,884,970	$8,752,860

The Company maintains cash balances at several banks and, at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2018, the Company's cash deposits exceeded federally insured limits by approximately $4.3 million. The Company also maintains excess margin in accounts with derivative exchanges.  Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Orchid Island Capital, Inc. Common Stock

The Company has elected the fair value option for its investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in the consolidated statements of operations.  We estimate the fair value of our investment in Orchid on a market approach using "Level 1" inputs based on the quoted market price of Orchid's common stock on a national stock exchange. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management's view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note ("T-Note") and Eurodollar futures contracts, and "to-be-announced" ("TBA") securities transactions, but it may enter into other derivatives in the future.

The Company purchases a portion of its MBS through forward settling transactions, including TBA securities transactions.  At times when market conditions are conducive, the Company may choose to move the settlement of these TBA securities transactions out to a later date by entering into an offsetting short position, which is then net settled for cash, and simultaneously entering into a substantially similar TBA securities trade for a later settlement date.  Such a set of transactions is referred to as a TBA "dollar roll" transaction.  The TBA securities purchased at the later settlement date are typically priced at a discount to securities for settlement in the current month.  This difference is referred to as the "price drop."  The price drop represents compensation to the Company for foregoing net interest margin and is referred to as TBA "dollar roll income."

The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception of the TBA transaction, or throughout its term, that it will take physical delivery of the MBS for a long position, or make delivery of the MBS for a short position, upon settlement of the trade. The Company accounts for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with TBA securities transactions and dollar roll transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.  The fair value of TBA securities is estimated based on similar methods used to value MBS securities.

The Company has elected not to treat any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option.  FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in the consolidated operations for each period.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2018 and December 31, 2017, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company's junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Information regarding carrying amount and effective interest rate for these instruments is presented in Note 9 to the consolidated financial statements.

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

Share-Based Compensation

The Company follows the provisions of ASC Topic 718, Compensation – Stock Compensation, to account for stock and stock-based awards.  For stock and stock-based awards issued to employees, a compensation charge is recorded against earnings over the vesting period based on the fair value of the award.  The Company applies a zero forfeiture rate for its equity based awards, as such awards have been granted to a limited number of employees and historical forfeitures have been minimal.  A significant forfeiture, or an indication that significant forfeitures may occur, would result in a revised forfeiture rate which would be accounted for prospectively as a change in an estimate. For transactions with non-employees in which services are performed in exchange for the Company's common stock or other equity instruments, the transactions are recorded on the basis of the fair value of the service received or the fair value of the equity instruments issued, whichever is more readily measurable at the date of the issuance of the common stock.

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

Outstanding shares of Class B Common Stock, participating and convertible into Class A Common Stock, are entitled to receive dividends in an amount equal to the dividends declared, if any, on each share of Class A Common Stock. Accordingly, shares of the Class B Common Stock are included in the computation of basic EPS using the two-class method and, consequently, are presented separately from Class A Common Stock.

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

The Company's U.S. federal income tax returns for years ended on or after December 31, 2014 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and Bimini Advisors are consolidated as a single tax paying entity.  Royal Palm files as a separate tax paying entity.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company early adopted the ASU beginning with the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company's adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company's adoption of this ASU did not have a material impact on its consolidated financial statements. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Interest income from MBS and dividend income for investment in Orchid are scoped out of the new revenue recognition standard. Management fee income is within the scope of the new revenue recognition standard. As a result of the new revenue recognition standard there is no change to the recognition of management fees revenue as management fees are still recognized on a pro-rata basis during the period which the service is provided. Therefore the adoption of this ASU did not have a material impact on its consolidated financial statements.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 20, 2019 and provides for automatic one-year extension options thereafter.  Should Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the current automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2018 and 2017.

(in thousands)
	Three Months Ended March 31,
	2018	2017
Management fee	$1,712	$1,302
Allocated overhead	381	368
Total	$2,093	$1,670

At March 31, 2018 and December 31, 2017, the net amount due from Orchid was approximately $0.8 million and $0.8 million, respectively. These amounts are included in "other assets" in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of March 31, 2018 and December 31, 2017:

(in thousands)
	March 31, 2018	December 31, 2017
Pass-Through MBS:
Fixed-rate Mortgages	$202,393	$207,179
Total Pass-Through MBS	202,393	207,179
Structured MBS:
Interest-Only Securities	1,525	1,476
Inverse Interest-Only Securities	911	1,037
Total Structured MBS	2,436	2,513
Total	$204,829	$209,692

At March 31, 2018 and December 31, 2017, the portfolio consisted entirely of securities with contractual maturities in excess of ten years.  Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 4.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of March 31, 2018 and December 31, 2017:

(in thousands)
Series	Issue Date	March 31, 2018	December 31, 2017
HMAC 2004-3	June 30, 2004	$3	$177
HMAC 2004-4	August 16, 2004	235	386
HMAC 2004-5	September 28, 2004	34	90
Total		$272	$653

NOTE 5.   REPURCHASE AGREEMENTS

As of March 31, 2018, the Company had outstanding repurchase agreement obligations of approximately $193.8 million with a net weighted average borrowing rate of 1.94%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $205.5 million, and cash pledged to counterparties of approximately $0.1 million.  As of December 31, 2017, the Company had outstanding repurchase agreement obligations of approximately $200.2 million with a net weighted average borrowing rate of 1.52%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $210.0 million, and cash pledged to counterparties of approximately $2.2 million..

As of March 31, 2018 and December 31, 2017, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$159,408	$46,055	$-	$205,463
Repurchase agreement liabilities associated with
these securities	$-	$150,261	$43,559	$-	$193,820
Net weighted average borrowing rate	-	1.96%	1.88%	-	1.94%
December 31, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$94,649	$115,350	$-	$209,999
Repurchase agreement liabilities associated with
these securities	$-	$90,686	$109,497	$-	$200,183
Net weighted average borrowing rate	-	1.47%	1.56%	-	1.52%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At March 31, 2018 and December 31, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $11.8 million and $11.7 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at March 31, 2018 or December 31, 2017.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

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

In addition, the Company utilizes TBA securities as a means of investing in and financing MBS or as a means of reducing its exposure to MBS. The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception and throughout the term of the TBA securities that it will take physical delivery of the MBS for a long position, or make delivery of the MBS for a short position, upon settlement of the trade.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2018	December 31, 2017
Liabilities
TBA Securities	Other liabilities	$523	$-
Total derivative liabilities, at fair value		$523	$-

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$561	$442
TBA securities	Restricted cash	281	-
Total margin balances on derivative contracts		$842	$442

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar positions at March 31, 2018 and December 31, 2017.

($ in thousands)
As of March 31, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$73,333	2.03%	2.41%	$206
2019	100,000	2.41%	2.69%	284
2020	100,000	2.64%	2.81%	166
2021	100,000	2.80%	2.84%	39
Total / Weighted Average	$94,667	2.53%	2.72%	$695

($ in thousands)
As of March 31, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.71%	2.39%	$133
2019	26,000	1.63%	2.69%	276
2020	26,000	1.95%	2.81%	225
2021	26,000	2.22%	2.84%	162
Total / Weighted Average	$26,000	1.89%	2.70%	$796

($ in thousands)
As of December 31, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$60,000	1.90%	1.97%	$41
2019	60,000	2.32%	2.27%	(31)
2020	60,000	2.60%	2.36%	(145)
2021	60,000	2.80%	2.42%	(230)
Total / Weighted Average	$60,000	2.41%	2.25%	$(365)

($ in thousands)
As of December 31, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.84%	1.97%	$33
2019	26,000	1.63%	2.27%	$166
2020	26,000	1.95%	2.36%	$107
2021	26,000	2.22%	2.42%	$51
Total / Weighted Average	$26,000	1.91%	2.25%	$357

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$48,180	$47,657	$(523)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency RMBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency RMBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency RMBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gains On Derivative Instruments

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2018 and 2017.

(in thousands)
	Three Months Ended March 31,
	2018	2017
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$1,090	$15
Junior subordinated debt funding hedges	415	7
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	759	-
Net TBA securities	(523)	-
Gains on derivative instruments	$1,741	$22

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk in several ways.  For instruments which are not centrally cleared on a registered exchange, the Company limits its counterparties to major financial institutions with acceptable credit ratings, and by monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements, and may have difficulty recovering its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company's derivative instruments are included in restricted cash on the consolidated balance sheets.

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The tables below summarize our assets pledged as collateral under our repurchase agreements and derivative agreements pledged related to securities sold but not yet settled, as of March 31, 2018 and December 31, 2017.

($ in thousands)
As of March 31, 2018
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$202,393	$-	$202,393
Structured MBS - at fair value	2,335	-	2,335
Accrued interest on pledged securities	735	-	735
Restricted cash	67	842	909
Total	$205,530	$842	$206,372

($ in thousands)
As of December 31, 2017
	Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total
PT MBS - at fair value	$207,179	$-	$207,179
Structured MBS - at fair value	2,091	-	2,091
Accrued interest on pledged securities	730	-	730
Restricted cash	2,208	442	2,650
Total	$212,208	$442	$212,650

Assets Pledged from Counterparties

The table below summarizes assets pledged to us from counterparties under our repurchase agreements as of March 31, 2018 and December 31, 2017. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	March 31, 2018	December 31, 2017
PT MBS - at fair value	$174	$-
Cash	26	-
Total	$200	$-

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2018 and December 31, 2017.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2018
Repurchase Agreements	$193,820	$-	$193,820	$(193,753)	$(67)	$-
TBA securities	523	-	523	-	281	804
	$194,343	$-	$194,343	$(193,753)	$214	$804
December 31, 2017
Repurchase Agreements	$200,183	$-	$200,183	$(197,975)	$(2,208)	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Note 7 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

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

As of March 31, 2018 and December 31, 2017, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2018, the interest rate was 5.62%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

NOTE 10.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
Shares Issued Related To:	2018	2017
Shares sold directly to employees	83,332	-
Total shares of Class A Common Stock issued	83,332	-

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2018 and 2017.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the "Company") approved a Stock Repurchase Plan ("Repurchase Plan").  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares, and it expires on November 15, 2018.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company's Board of Directors in its discretion at any time.

Through March 31, 2018, the Company had not repurchased any shares under the Repurchase Plan.  Subsequent to that date, and through May 8, 2018, the Company has repurchased 11,900 shares for a net cost of approximately $26,000 and a weighted average price of $2.20 per share.

NOTE 11.    STOCK INCENTIVE PLANS

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

Performance Units

The Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") may issue Performance Units under the 2011 Plan to certain officers and employees.  "Performance Units" represent the participant's right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company's financial performance or the participant's performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.

The following table presents the activity related to Performance Units during the three months ended March 31, 2018 and 2017:

($ in thousands, except per share data)
	Three Months Ended March 31,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	41,000	$0.84	70,000	$1.23
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	41,000	$0.84	70,000	$1.23

Compensation expense during the period		$3		$7
Unrecognized compensation expense at period end		$8		$32
Weighted-average remaining vesting term (in years)		0.7		1.3
Intrinsic value of unvested shares at period end		$96		$186

NOTE 12.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at March 31, 2018.

NOTE 13.  INCOME TAXES

The total income tax benefit recorded for the three months ended March 31, 2018 and 2017 was $1.1 million and $0.1 million, respectively, on consolidated pre-tax book loss of $4.4 million and $0.3 million in the three months ended March 31, 2018 and 2017, respectively.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Reform Act should be used, if determinable. The tax provision for the three months ended March 31, 2018 represents the Company's current best estimate based on management's current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

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

NOTE 14.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2018 and 2017.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2018 and 2017.

The Company has dividend eligible stock incentive plan shares that were outstanding during the three months ended March 31, 2018. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2018 and 2017.

(in thousands, except per-share information)
	2018	2017
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(3,266)	$(213)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,744	12,632
Effect of weighting	(14)	-
Weighted average shares-basic and diluted	12,730	12,632
Loss per Class A common share:
Basic and diluted	$(0.26)	$(0.02)

(in thousands, except per-share information)
	2018	2017
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(8)	$(1)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(0.26)	$(0.02)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the three months ended March 31, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Mortgage-backed securities	$204,829	$-	$204,829	$-
Orchid Island Capital, Inc. common stock	11,203	11,203	-	-
TBA securities	(523)	-	(523)	-
Retained interests in securitizations	272	-	-	272
December 31, 2017
Mortgage-backed securities	$209,692	$-	$209,692	$-
Orchid Island Capital, Inc. common stock	14,106	14,106	-	-
Retained interests in securitizations	653	-	-	653

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017:

(in thousands)
	Retained Interests in Securitizations
	Three Months Ended March 31,
	2018	2017
Balances, January 1	$653	$1,114
Loss included in earnings	(83)	(194)
Collections	(298)	(419)
Balances, March 31	$272	$501

During the three months ended March 31, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

Our retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

The following table summarizes the significant quantitative information about our level 3 fair value measurements as of March 31, 2018.

Retained interests in securitzations, at fair value (in thousands)				$272
		CPR Range
Prepayment Assumption		(Weighted Average)
Constant Prepayment Rate		10% (10%)
		Severity
Default Assumptions	Probability of Default	(Weighted Average)		Range Of Loss Timing
Real Estate Owned	100%	30.3%		Next 10 Months
Loans in Foreclosure	100%	30.3%		Month 4 - 13
Loans 90 Day Delinquent	100%	45%		Month 11-28
Loans 60 Day Delinquent	85%	45%		Month 11-28
Loans 30 Day Delinquent	75%	45%		Month 11-28
Current Loans	3.9%	45%		Month 29 and Beyond
		Remaining Life Range		Discount Rate Range
Cash Flow Recognition	Valuation Technique	(Weighted Average)		(Weighted Average)
Nominal Cash Flows	Discounted Cash Flow	11.9 - 16.5	(12.3)	27.50% (27.50%)
Discounted Cash Flows	Discounted Cash Flow	0.8 - 16.2	(2.6)	27.50% (27.50%)

NOTE 16.   SEGMENT INFORMATION

The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the three months ended March 31, 2018 and 2017, were approximately $2.1 million and $1.7 million, respectively, accounting for approximately 45% and 47% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the three months ended March 31, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$2,093	$-	$-		$-	$2,093
Advisory services, other operating segments(1)	58	-	-		(58)	-
Interest and dividend income	-	2,551	-		-	2,551
Interest expense	-	(809)	(337	)(2)	-	(1,146)
Net revenues	2,151	1,742	(337)		(58)	3,498
Other income	-	(6,457)	333	(3)	-	(6,124)
Operating expenses(4)	(761)	(978)	-		-	(1,739)
Intercompany expenses(1)	-	(58)	-		58	-
Income (loss) before income taxes	$1,390	$(5,751)	$(4)		$-	$(4,365)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$1,670	$-	$-		$-	$1,670
Advisory services, other operating segments(1)	50	-	-		(50)	-
Interest and dividend income	-	1,896	-		-	1,896
Interest expense	-	(283)	(292	)(2)	-	(575)
Net revenues	1,720	1,613	(292)		(50)	2,991
Other income	-	(1,550)	(187	)(3)	-	(1,737)
Operating expenses(4)	(747)	(852)	-		-	(1,599)
Intercompany expenses(1)	-	(50)	-		50	-
Income (loss) before income taxes	$973	$(839)	$(479)		$-	$(345)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues..

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2018	$1,761	$258,286	$14,922	$274,969
December 31, 2017	1,632	267,429	15,528	284,589
March 31, 2017	2,249	195,915	19,859	218,023

NOTE 17. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both March 31, 2018 and December 31, 2017, the Company owned 1,520,036  shares of Orchid common stock, representing approximately 2.9% of the outstanding shares.  The Company received dividends on this common stock investment of approximately $0.5 million and $0.6 million during the three months ended March 31, 2018 and 2017, respectively.

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

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the "Company") approved a Stock Repurchase Plan ("Repurchase Plan").  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares, and it expires on November 15, 2018.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company's Board of Directors in its discretion at any time.

Through March 31, 2018, the Company had not repurchased any shares under the Repurchase Plan.  Subsequent to that date, and through May 8, 2018, the Company has repurchased 11,900 shares for a net cost of approximately $26,000 and a weighted average price of $2.20 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the "Fed"), the Federal Open Market Committee (the "FOMC") and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company's results of operations for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.

Net Loss Summary

Consolidated net loss for the three months ended March 31, 2018 was $3.3 million, or $0.26 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net loss of $0.2 million, or $0.02 basic and diluted loss per share of Class A Common Stock, for the three months ended March 31, 2017. The components of net loss for the three months ended March 31, 2018 and 2017, along with the changes in those components are presented in the table below.

(in thousands)
	2018	2017	Change
Advisory services revenues	$2,093	$1,670	$423
Interest and dividend income	2,551	1,896	655
Interest expense	(1,146)	(575)	(571)
Net revenues	3,498	2,991	507
Other expense	(6,124)	(1,737)	(4,387)
Expenses	(1,739)	(1,600)	(139)
Net loss before income tax benefit	(4,365)	(346)	(4,019)
Income tax benefit	(1,091)	(132)	(959)
Net loss	$(3,274)	$(214)	$(3,060)

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note ("T-Note") futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment under the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification ("ASC"), Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2018 and 2017.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in		Funding Hedges
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
	(GAAP)	Income (Loss)	Agreements	Debt
Three Months Ended
March 31, 2018	$1,741	$(523)	$1,849	$415
December 31, 2017	783	-	546	237
September 30, 2017	(19)	-	(13)	(6)
June 30, 2017	(832)	-	(581)	(251)
March 31, 2017	22	-	15	7

Losses on Derivative Instruments
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
	Agreements	Debt	Total	Agreements	Debt	Total
Three Months Ended
March 31, 2018	$(154)	$(33)	$(187)	$2,003	$448	$2,451
December 31, 2017	(170)	(42)	(212)	716	279	995
September 30, 2017	(162)	(40)	(202)	149	34	183
June 30, 2017	(152)	(37)	(189)	(429)	(214)	(643)
March 31, 2017	(115)	(60)	(175)	130	67	197

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2018	$2,080	$809	$(154)	$963	$1,271	$1,117
December 31, 2017	1,978	685	(170)	855	1,293	1,123
September 30, 2017	1,514	504	(162)	666	1,010	848
June 30, 2017	1,269	324	(152)	476	945	793
March 31, 2017	1,293	283	(115)	398	1,010	895

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
March 31, 2018	$1,271	$1,117	$337	$(33)	$370	$934	$747
December 31, 2017	1,293	1,123	324	(42)	366	969	757
September 30, 2017	1,010	848	316	(40)	356	694	492
June 30, 2017	945	793	306	(37)	343	639	450
March 31, 2017	1,010	895	292	(60)	352	718	543

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  Segment information for the three months ended March 31, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$2,093	$-	$-		$-	$2,093
Advisory services, other operating segments(1)	58	-	-		(58)	-
Interest and dividend income	-	2,551	-		-	2,551
Interest expense	-	(809)	(337	)(2)	-	(1,146)
Net revenues	2,151	1,742	(337)		(58)	3,498
Other income	-	(6,457)	333	(3)	-	(6,124)
Operating expenses(4)	(761)	(978)	-		-	(1,739)
Intercompany expenses(1)	-	(58)	-		58	-
Income (loss) before income taxes	$1,390	$(5,751)	$(4)		$-	$(4,365)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$1,670	$-	$-		$-	$1,670
Advisory services, other operating segments(1)	50	-	-		(50)	-
Interest and dividend income	-	1,896	-		-	1,896
Interest expense	-	(283)	(292	)(2)	-	(575)
Net revenues	1,720	1,613	(292)		(50)	2,991
Other income	-	(1,550)	(187	)(3)	-	(1,737)
Operating expenses(4)	(747)	(852)	-		-	(1,599)
Intercompany expenses(1)	-	(50)	-		50	-
Income (loss) before income taxes	$973	$(839)	$(479)		$-	$(345)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues..

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2018	$1,761	$258,286	$14,922	$274,969
December 31, 2017	1,632	267,429	15,528	284,589
March 31, 2017	2,249	195,915	19,859	218,023

Asset Management Segment

Advisory Services Revenue

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

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2018	$3,745,298	$488,948	$1,712	$381	$2,093
December 31, 2017	3,837,575	459,322	1,625	408	2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the three months ended March 31, 2018, we generated $1.3 million of net portfolio interest income, consisting of $2.1 million of interest income from MBS assets offset by $0.8 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2017, we generated $1.0 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities. The $0.8 million increase in interest income for the year ended March 31, 2018 was due to a $79.2 million increase in average MBS balances, offset by a 3 basis point decrease in yields earned on the portfolio.  The $0.5 million increase in interest expense for the year ended March 31, 2018 was due to a combination of a $77.1 million increase in average repurchase liabilities and a 70 basis point increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2018 and 2017 was $1.0 million and $0.4 million, respectively, resulting in $1.1 million and $0.9 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2018 and for each quarter in 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2018	$207,261	$2,080	4.01%	197,001	$809	$963	1.64%	1.96%
December 31, 2017	203,841	1,978	3.88%	193,778	685	855	1.41%	1.77%
September 30, 2017	170,237	1,514	3.56%	161,003	504	666	1.25%	1.66%
June 30, 2017	134,188	1,269	3.78%	126,341	324	476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	398	0.94%	1.33%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2018	$1,271	$1,117	2.37%	2.05%
December 31, 2017	1,293	1,123	2.47%	2.11%
September 30, 2017	1,010	848	2.31%	1.90%
June 30, 2017	945	793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%

(1)
Portfolio yields and costs of borrowings presented in the table above, below and on page 33 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the tables on page 33 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic Net Interest Spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $2.1 million for the three months ended March 31, 2018 and $1.3 million for the three months ended March 31, 2017.  Average MBS holdings were $207.3 million and $128.1 million for the three months ended March 31, 2018 and 2017, respectively. The $0.8 million increase in interest income was due to a $79.2 million increase in average MBS holdings, partially offset by a 3 basis point decrease in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS ("PT MBS").

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
March 31, 2018	$204,786	$2,475	$207,261	$2,054	$26	$2,080	4.01%	4.29%	4.01%
December 31, 2017	201,165	2,676	203,841	1,955	23	1,978	3.89%	3.55%	3.88%
September 30, 2017	167,081	3,156	170,237	1,524	(10)	1,514	3.65%	(1.28)%	3.56%
June 30, 2017	130,519	3,669	134,188	1,220	49	1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $197.0 million and $119.9 million, generating interest expense of $0.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.  Our average cost of funds was 1.64% and 0.94% for three months ended March 31, 2018 and 2017, respectively.  There was a 70 basis point increase in the average cost of funds and a $77.1 million increase in average outstanding balances under repurchase agreements during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

 Our economic interest expense was $1.0 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. There was a 63 basis point increase in the average economic cost of funds to 1.96% for the three months ended March 31, 2018 from 1.33% for the three months ended March 31, 2017.  The $0.6 million increase in economic interest expense was due to the $77.1 million increase in average outstanding repurchase agreements during the three months ended March 31, 2018, combined with the negative performance of our derivative holdings attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  The Company's average cost of funds calculated on a GAAP basis was 5 basis points below the average one-month LIBOR and 47 basis points below the average six-month LIBOR for the quarter ended March 31, 2018.  The Company's average economic cost of funds was 27 basis points above the average one-month LIBOR and 15 basis points below the average six-month LIBOR for the quarter ended March 31, 2018. The average term to maturity of the outstanding repurchase agreements decreased from 38 days at December 31, 2017 to 33 days at March 31, 2018.

The tables below present the average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the three months ended March 31, 2018 and for each quarter in 2017 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2018	$197,001	$809	$963	1.64%	1.96%
December 31, 2017	193,778	685	855	1.41%	1.77%
September 30, 2017	161,003	504	666	1.25%	1.66%
June 30, 2017	126,341	324	476	1.02%	1.51%
March 31, 2017	119,938	283	398	0.94%	1.33%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%
December 31, 2017	1.36%	1.62%	0.05%	(0.21)%	0.41%	0.15%
September 30, 2017	1.20%	1.45%	0.05%	(0.20)%	0.46%	0.21%
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%

Dividend Income

At December 31, 2016, we owned 1,395,036 shares of Orchid common stock.  We acquired 125,000 additional shares in March 2017, bringing the total number of shares owned to 1,520,036 at March 31, 2017, December 31, 2017 and March 31, 2018.  Orchid paid total dividends of $0.31 per share and $0.42 per share during the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017, we received dividends on this common stock investment of approximately $0.5 and $0.6 million, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was approximately $0.3 million for the three month period ended March 31, 2018, compared to approximately $0.3 million for the same period in 2017.  The average rate of interest paid for the three months ended March 31, 2018 was 5.19% compared to 4.50% for the comparable period in 2017. The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2018, the interest rate was 5.62%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2018 and 2017.

(in thousands)
	2018	2017	Change
Realized losses on sales of MBS	$-	$(1)	$1
Unrealized losses on MBS	(4,880)	(437)	(4,443)
Total losses on MBS	(4,880)	(438)	(4,442)
Gains on derivative instruments	1,741	22	1,719
Losses on retained interests	(83)	(194)	111
Unrealized losses on Orchid Island Capital, Inc. common stock	(2,903)	(1,127)	(1,776)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  We did not sell any MBS during the three months ended March 31, 2018. During the three months ended March 31, 2017, we received proceeds of $1.7 million from the sales of MBS.

The table below presents historical interest rate data for each quarter end during 2018 and 2017.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 Year and 10 U.S. Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the three months ended March 31, 2018, the Company recorded losses on retained interests of $(0.1) million compared to losses of $(0.2) million for the three months ended March 31, 2017.  The lower value in the current period is primarily due to lower projected future cash flows.

Operating Expenses

For the three months ended March 31, 2018, our total operating expenses were approximately $1.7 million compared to approximately $1.6 million for the three months ended March 31, 2017.

(in thousands)
	2018	2017	Change
Compensation and benefits	$1,066	$936	$130
Legal fees	66	28	38
Accounting, auditing and other professional fees	110	110	-
Directors' fees and liability insurance	161	167	(6)
Other G&A expenses	336	359	(23)
	$1,739	$1,600	$139

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2018, our MBS portfolio consisted of $204.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.20%.  During the three months ended March 31, 2018, we received principal repayments of $5.1 million compared to $2.3 million for the comparable period ended March 31, 2017.  The average prepayment speeds for the quarters ended March 31, 2018 and 2017 were 8.6% and 8.8%, respectively.

The following table presents the 3-month constant prepayment rate ("CPR") experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2018	7.2	16.8	8.6
December 31, 2017	7.2	16.9	8.8
September 30, 2017	5.2	18.8	8.3
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2018 and December 31, 2017:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2018
Fixed Rate MBS	$202,393	98.8%	4.20%	319	1-Jan-48
Interest-Only MBS	1,525	0.8%	3.45%	227	25-Dec-39
Inverse Interest-Only MBS	911	0.4%	4.70%	276	25-Apr-41
Total MBS Portfolio	$204,829	100.0%	4.20%	318	1-Jan-48
December 31, 2017
Fixed Rate MBS	$207,179	98.8%	4.21%	321	1-Dec-47
Interest-Only MBS	1,476	0.7%	3.43%	229	25-Dec-39
Inverse Interest-Only MBS	1,037	0.5%	5.01%	278	25-Apr-41
Total Structured MBS	2,513	1.2%	4.08%	249	25-Apr-41
Total MBS Portfolio	$209,692	100.0%	4.21%	320	1-Dec-47

($ in thousands)
	March 31, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$179,874	87.8%	$178,581	85.2%
Freddie Mac	24,729	12.1%	30,896	14.7%
Ginnie Mae	226	0.1%	215	0.1%
Total Portfolio	$204,829	100.0%	$209,692	100.0%

	March 31, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$109.00	$109.06
Weighted Average Structured Purchase Price	$6.02	$6.02
Weighted Average Pass-through Current Price	$104.68	$107.13
Weighted Average Structured Current Price	$7.42	$7.06
Effective Duration (1)	4.712	3.832

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 4.712 indicates that an interest rate increase of 1.0% would be expected to cause a 4.712% decrease in the value of the MBS in our investment portfolio at March 31, 2018.  An effective duration of 3.832 indicates that an interest rate increase of 1.0% would be expected to cause a 3.832% decrease in the value of the MBS in our investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the three months ended March 31, 2018 and 2017.

($ in thousands)
	Three Months Ended March 31,
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$5,081	$106.17	2.65%	$-	$-	0.00%

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

The duration of our IO and IIO portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO's may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the durations of IIO's similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) causes their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

We face the risk that the market value of our PT MBS assets will increase or decrease at different rates than that of our structured MBS or liabilities, including our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration and effective duration using various third-party models or obtain these quotes from third parties.  However, empirical results and various third-party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2018, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$202,393	$7,984	$(11,307)	$(24,119)	3.94%	(5.59)%	(11.92)%
Interest-Only MBS	1,525	(473)	299	501	(31.02)%	19.64%	32.85%
Inverse Interest-Only MBS	911	(36)	(115)	(305)	(3.98)%	(12.64)%	(33.48)%
Total MBS Portfolio	$204,829	$7,475	$(11,123)	$(23,923)	3.65%	(5.43)%	(11.68)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,500,000	$(1,468)	$3,750	$7,500	(0.40)%	1.03%	2.06%
Junior Subordinated Debt Hedges	390,000	(382)	975	1,950	(0.40)%	1.03%	2.06%
TBA Contracts	50,000	(2,498)	3,507	7,234	(5.13)%	7.20%	14.85%
	$1,940,000	$(4,348)	$8,232	$16,684	(0.22)%	0.42%	0.86%

Gross Totals		$3,127	$(2,891)	$(7,239)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

In addition to changes in interest rates, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our stockholders.

Repurchase Agreements

As of March 31, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2018, we had obligations outstanding under the repurchase agreements of approximately $193.8 million with a net weighted average borrowing cost of 1.94%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 75 days, with a weighted average maturity of 33 days.  Securing the repurchase agreement obligation as of March 31, 2018 are MBS with an estimated fair value, including accrued interest, of $205.5 million and a weighted average maturity of 319 months.  Through May 8, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2018 with maturities through June 14, 2018.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
March 31, 2018	193,820	197,001	(3,181)	(1.61)%
December 31, 2017	200,183	193,778	6,405	3.31%
September 30, 2017	187,374	161,003	26,371	16.38	%(1)
June 30, 2017	134,633	126,341	8,292	6.56%
March 31, 2017	118,049	119,938	(1,889)	(1.57)%

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2017 reflects the growth of the portfolio, on a leveraged basis. During the quarter ended September 30, 2017, our investment in PT MBS increased $56.1 million.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of March 31, 2018, we had cash and cash equivalents of $5.0 million.  We generated cash flows of $7.2 million from principal and interest payments on our MBS portfolio and $0.3 million from retained interests and had average repurchase agreements outstanding of $197.0 million during the three months ended March 31, 2018.  In addition, during the three months ended March 31, 2018, we received approximately $2.1 million in management fees and expense reimbursements as manager of Orchid and approximately $0.5 million in dividends from our investment in Orchid common stock.

The table below summarizes the effect that certain future contractual obligations existing as of March 31, 2018 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$193,820	$-	$-	$-	$193,820
Interest expense on repurchase agreements(1)	441	-	-	-	441
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,552	2,969	2,965	18,856	26,342
Litigation settlement	250	250	-	-	500
Totals	$196,063	$3,219	$2,965	$44,856	$247,103

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2018 and the remaining term of liabilities existing at that date.
(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

Outlook

Orchid Island Capital Inc.

To the extent Orchid is able to increase its capital base over time, we will benefit via increased management fees.  In addition, Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid's pro rata share of overhead as defined in the management agreement.  As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.  Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid.

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

Interest Rates and the MBS Market

The beginning of 2018 was punctuated by two key events that impacted the rates and risk asset markets.  The first of these to occur, which took place early in the quarter, was a combination of strong economic data – pointing to a potential outbreak to the upside in inflation – coupled with strong rhetoric from various Federal Reserve ("Fed") officials hinting at rate hikes in line with prior guidance.  The significance of these statements lies in the degree to which the market had ignored these projections until now.  Market pricing in the Fed funds futures markets implied a path of rate hikes well below those of the Fed.  Adding to the markets' concern with the emerging inflation data was the federal government's passage of a budget deal during the quarter that is expected to increase deficit spending by approximately $300 billion over the next two years.  This is in addition to the Tax Cuts and Jobs Act passed in late 2017 that is projected to add $1.5 trillion to the deficit over the next ten years – or approximately $150 billion per year on average. Finally, in early February, the January non-farm payroll report indicated average hourly earnings were starting to accelerate at close to a 3% year over year rate. In response, the yield on the 10-year U.S. treasury note moved from just over 2.4% at year-end 2017 to nearly 3% by mid-February – its highest level since early 2017.

These developments had many ramifications. Market volatility, benign for the latter half of 2017, spiked.  This was the case for both interest rate volatility and equity market volatility. The U.S. treasury curve steepened as long rates moved higher. All of this occurred as the federal government was about to run progressively higher deficits over the next several years, which would necessitate higher borrowing needs and U.S. treasury issuances.  Exacerbating this development was the Fed simultaneously reducing asset purchases – a process put in place in October 2017 – and dissipating a major source of demand for U.S. treasuries.

The U.S. Treasury responded to the need for higher borrowing needs by increasing U.S. treasury bill issuances.  This put immediate pressure on funding levels such as LIBOR – still the primary benchmark for short-term funding instruments. Another source of upward pressure on LIBOR was the repatriation of corporate cash balances - triggered by the tax legislation passed late in 2017 -  that reduced the supply of funds available to borrowers in the short-term funding markets such as prime money market funds.

The developments in the rates market impacted the equity markets and triggered sporadic sell-offs and increased volatility. For a while the rate and equity markets became highly, negatively correlated. As rates would move higher, the equity market would drop in response to the prospect of higher funding markets for corporations.  When the equity market moved lower, the rates market would respond with a risk off/flight to quality rally, which in turn would allow the equity market to stabilize.  This condition persisted for several weeks mid-quarter.

This all started to change when the Trump administration announced potential tariffs on aluminum and steel imports to the U.S.  This announcement drew immediate responses and counter-threats by trading partners across the globe – Mexico, Canada, the E.U. and China.  This was also followed by additional threats of tariffs on other goods, with the same counter-threats following shortly thereafter.  This caused the equity markets to move lower and interest rates to rally to lower yields. By early April, the yield on the 10-year U.S. treasury note had moved form 2.951% on February 21, 2018 to less than 2.75%.  The threat of a global trade war was viewed as a threat to the economic expansion underway.  Fed public pronouncements noted the potential negative impact on their growth outlook.  Since the end of the first quarter, these tensions appear to have diminished meaningfully, and the equity market has stabilized.

As trade war fears ebbed and the economic data releases remained strong, the Fed felt comfortable raising rates again at their March meeting and appear to be intent on raising rates three times in 2018, even though the market is only expecting two, with a modest probability of a third.  This was still enough impetus for the curve steepening that occurred into mid-February to reverse dramatically, and the curve has flattened to new multi-year lows in May. LIBOR and other short-term rates remain elevated, and the 10-year U.S. treasury rate, having reversed direction in early April, surpassed the February 21, 2018 high and moved closer to 3%.

With the exception of equities, risk assets had a poor performance in the first quarter of 2018.  The 30-year, fixed rate current coupon mortgage, which had traded at the tightest level to the 10-year U.S. treasury note in many years in early January, traded at a spread of nearly 0.74% above the U.S. treasury note – versus approximately 0.56% on January 3, 2018.  Whereas mortgages benefitted from the strong performance of other risk assets in the fourth quarter of 2017 (investment and sub-investment grade corporates, non-agency mortgages and other structured products), the exact opposite was true during the first quarter of 2018.  During the fourth quarter of 2017, mortgages appeared slightly cheap to these other risk assets, and thus appealing on a relative value basis. In the first quarter of 2018, these other assets cheapened, and mortgages appeared relatively expensive on a relative value basis.  Buyers disappeared and mortgages performed poorly.  Since the start of the second quarter this trend has reversed to some extent and mortgages have outperformed comparable duration treasuries and the 10-year U.S. treasury note.  The higher rates have significantly reduced both prepayment activity and expectations for prepayment activity in the future.  Yield oriented fixed income investors have begun buying mortgages again, although only when rates appear to have stabilized.  With rates higher, the supply of new mortgages has decreased and the feared impact of reduced purchases by the Fed has become less of a concern for mortgage investors.  Going forward, the continued flattening of the yield curve and additional rate hikes by the Fed will act as a meaningful headwind to the mortgage asset class as returns available will likely deteriorate.

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

In September 2017 meeting, the FOMC agreed to start the program for gradually reducing the Fed's holdings of Agency MBS and U.S. Treasuries, starting in October 2017, as part of its overall approach to monetary policy normalization, by reducing its reinvestment of Agency MBS and U.S. Treasuries held in the System Open Market Account.

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

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments the Company uses to hedge our Agency MBS assets, such as Euro Dollar futures, swaps, interest rate futures and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency MBS.

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed's September 2017 announcement, the cap would eventually reach $20 billion per month by the end of 2018.  At the time of the Fed's announcement, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs by the end of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond 2018, the removal of this source of demand could negatively impact Agency MBS prices.  The extent this negatively impacts the Agency MBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Summary

The market environment changed in the first quarter of 2018.  Starting in January, the specter of inflation may have finally appeared, and the rates market reacted forcefully.  Evidence of pricing pressures in the economic data and federal legislation that will add materially to the budget deficit over the next few years caught the market by surprise and interest rates rose quickly over the first six weeks of the quarter.  The 10-year U.S. treasury came within a few basis points of 3% for the first time since early 2014.  The U.S. treasury curve steepened and market participants reconsidered their expectations for future rate hikes by the Fed.  For their part, Fed officials were very consistent in support of continued gradual rate hikes.  While last Labor Day the 10-year U.S. treasury was close to 2%, and the market was only expecting one more rate hike by the end of 2018, the outlook was much different in February 2018.  As reflected in Fed funds futures, the market expects two more rate hikes in 2018, in addition to the hike in March. Funding pressures in the short-term funding markets emerged and LIBOR, the primary floating rate index, moved from less than 1.70% (3-month LIBOR) at the end of 2017 to approximately 2.31% by March 31, 2018.

The sell-off in the rates market reversed in late February/early March as the Trump administration announced potential tariffs on imported steel and aluminum. This was followed in short order by counter-threats from essentially all U.S. trading partners and, in turn, more threats from the administration.  The latter were met with even more counter-threats.  The prospect of a meaningful trade war spooked the markets, and equities sold off as interest rates rallied.  These fears diminished meaningfully in April and the markets have stabilized.  With these fears reduced, coupled with a brief flair up in Syria that was short lived, the market has once again focused on the economic data.  The data remains generally very strong and public pronouncements by Fed officials support market expectations of at least two more rate hikes in 2018.  Equity markets have recovered and with early first quarter earnings announcements coming in quite strong, fear has left the market.  Volatility – both in the equity market and rates market – spiked mid-quarter, but has since come back down, and in a substantial way in the case of the rates market.

The mortgage market suffered throughout the quarter and most agency mortgages performed far worse than comparable duration U.S. treasuries.  While the fourth quarter of 2017 was a great quarter for agency MBS, as other risk assets appeared quite rich on a relative basis and mortgages benefitted, this trend reversed in the first quarter of 2018.  Going forward, prepayment fears are very benign and the resulting drop-off in the supply of new mortgages should help off-set reduced purchases by the Fed.  However, as the yield curve continues to flatten, driven by progressively higher funding rates for levered mortgage investors, returns in the mortgage market are likely to remain weak.

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

GAAP requires the Company's management to make complex and subjective decisions and assessments.  The Company's most critical accounting policies involve decisions and assessments which could significantly affect reported assets and liabilities, as well as reported revenues and expenses. The Company believes that all of the decisions and assessments upon which its financial statements are based were reasonable at the time made based upon information available to it at that time. There have been no changes to our critical accounting policies as discussed in our annual report on Form 10-K for the year ended December 31, 2017.

Capital Expenditures

At March 31, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the "evaluation date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC's rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2018, the Company's executive officers received cash bonuses totaling $1,200,000 which, at each officers' election, could be used to purchase newly issued shares directly from the Company. Under this election, the officers purchased a total of 83,332 shares of the Company's common stock for total consideration of $200,000.  The securities described above were issued in reliance on the exemption from registration set forth in Securities Act of 1933, as amended, contained in Section 4(a)(2) thereto.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: May 8, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 8, 2018	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)