Form 10-Q
period 2018-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2018-08-03
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 3, 2018	12,704,598
Class B Common Stock, $0.001 par value	August 3, 2018	31,938
Class C Common Stock, $0.001 par value	August 3, 2018	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$184,436,105	$209,269,791
Unpledged	89,470	422,341
Total mortgage-backed securities	184,525,575	209,692,132
Cash and cash equivalents	6,589,041	6,103,250
Restricted cash	2,203,070	2,649,610
Orchid Island Capital, Inc. common stock, at fair value	11,430,671	14,105,934
Retained interests in securitizations	-	653,380
Accrued interest receivable	670,212	746,121
Property and equipment, net	3,335,803	3,359,312
Deferred tax assets, net	45,334,086	44,524,584
Other assets	2,992,400	2,754,474
Total Assets	$257,080,858	$284,588,797

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$175,422,479	$200,182,751
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	320,860	346,444
Other liabilities	1,759,929	1,562,914
Total Liabilities	204,307,708	228,896,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,712,687 shares issued and outstanding as of June 30, 2018 and 12,660,627 shares issued
and outstanding as of December 31, 2017	12,713	12,661
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2018 and December 31, 2017	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2018 and December 31, 2017	32	32
Additional paid-in capital	335,011,115	334,878,779
Accumulated deficit	(282,250,742)	(279,199,256)
Stockholders' Equity	52,773,150	55,692,248
Total Liabilities and Stockholders' Equity	$257,080,858	$284,588,797
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Advisory services	$4,060,459	$3,458,044	$1,966,994	$1,788,043
Interest income	4,080,776	2,561,649	2,000,510	1,268,974
Dividend income from Orchid Island Capital, Inc. common stock	881,621	1,241,830	410,410	638,415
Total revenues	9,022,856	7,261,523	4,377,914	3,695,432
Interest expense
Repurchase agreements	(1,746,554)	(606,755)	(937,288)	(323,561)
Junior subordinated notes	(709,485)	(597,879)	(372,152)	(305,695)
Net revenues	6,566,817	6,056,889	3,068,474	3,066,176

Other expense:
Unrealized losses on mortgage-backed securities	(6,813,783)	(464,037)	(1,933,977)	(26,924)
Realized losses on mortgage-backed securities	(103,356)	(689)	(103,356)	-
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(2,675,263)	(1,324,920)	228,005	(197,605)
Gains (losses) on derivative instruments	2,610,422	(810,013)	869,710	(831,513)
(Losses) gains on retained interests in securitizations	(251,831)	304,117	(169,167)	498,059
Other income	915	857	308	402
Total other expense	(7,232,896)	(2,294,685)	(1,108,477)	(557,581)

Expenses:
Compensation and related benefits	2,102,531	1,814,948	1,036,076	879,037
Directors' fees and liability insurance	321,225	333,100	160,613	165,925
Audit, legal and other professional fees	298,506	226,580	122,754	89,456
Administrative and other expenses	667,455	658,317	331,295	298,987
Total expenses	3,389,717	3,032,945	1,650,738	1,433,405

Net (loss) income before income tax (benefit) provision	(4,055,796)	729,259	309,259	1,075,190
Income tax (benefit) provision	(1,004,310)	294,100	86,980	425,816

Net (loss) income	$(3,051,486)	$435,159	$222,279	$649,374

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.24)	$0.03	$0.02	$0.05
CLASS B COMMON STOCK
Basic and Diluted	$(0.24)	$0.03	$0.02	$0.05
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,729,666	12,701,627	12,770,265	12,701,627
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six Months Ended June 30, 2018

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	(3,051,486)	(3,051,486)
Class A common shares sold directly to employees	83	199,914	-	199,997
Class A common shares repurchased and retired	(31)	(73,316)	-	(73,347)
Amortization of stock based compensation	-	5,738	-	5,738

Balances, June 30, 2018	$12,777	$335,011,115	$(282,250,742)	$52,773,150
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,051,486)	$435,159
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	5,738	14,343
Depreciation	38,901	39,253
Deferred income tax (benefit) provision	(809,502)	236,748
Losses on mortgage-backed securities, net	6,917,139	464,726
Losses (gains) on retained interests in securitizations	251,831	(304,117)
Unrealized losses on Orchid Island Capital, Inc. common stock	2,675,263	1,324,920
Realized and unrealized losses on TBA securities	330,078	-
Changes in operating assets and liabilities:
Accrued interest receivable	75,909	(28,441)
Other assets	(237,926)	80,628
Accrued interest payable	(25,584)	6,769
Other liabilities	(146,735)	(652,568)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,023,626	1,617,420

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(5,080,712)	(19,219,818)
Sales	9,089,456	1,654,834
Principal repayments	14,240,674	4,919,272
Payments received on retained interests in securitizations	401,549	773,725
Purchases of property and equipment	(15,392)	(10,299)
Net settlement of forward settling TBA contracts	13,672	-
Purchases of Orchid Island Capital, Inc. common stock	-	(1,204,235)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,649,247	(13,086,521)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	848,802,237	488,295,370
Principal repayments on repurchase agreements	(873,562,509)	(475,490,435)
Class A common shares repurchased and retired	(73,347)	-
Class A common shares sold directly to employees	199,997	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,633,622)	12,804,935

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	39,251	1,335,834
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	8,752,860	5,651,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$8,792,111	$6,987,271

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,481,623	$1,197,865
Income taxes	$303,458	$209,916
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation ("Bimini Capital" or the "Company") formed in September 2003, is a holding company.  The Company operates in two business segments through its principal operating subsidiaries, Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC.

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (a registered investment advisor), are collectively referred to as "Bimini Advisors."  Bimini Advisors manages a residential mortgage-backed securities ("MBS") portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services. Bimini Advisors also manages the MBS portfolio of Royal Palm Capital, LLC.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Segment Reporting

The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company's accounting policies with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 16.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company's cash, cash equivalents and restricted cash as of June 30, 2018 and December 31, 2017.

(in thousands)
	June 30, 2018	December 31, 2017
Cash and cash equivalents	$6,589,041	$6,103,250
Restricted cash	2,203,070	2,649,610
Total cash, cash equivalents and restricted cash	$8,792,111	$8,752,860

The Company maintains cash balances at several banks and, at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2018, the Company's cash deposits exceeded federally insured limits by approximately $5.3 million. The Company also maintains excess margin in accounts with derivative exchanges.  Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains on MBS in the consolidated statements of operations.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset's carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

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

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. Subsequent adjustments to fair value are reflected in the consolidated statements of operations. Quoted market prices for these assets are generally not available, so the Company estimates fair value based on Level 3 inputs, as further discussed in Note 15.

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

The Company does not account for any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option.  FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in the consolidated operations for each period.

Holding derivatives creates exposure to credit risk related to the potential for failure by counterparties to honor their commitments.  In addition, the Company may be required to post collateral based on any declines in the market value of the derivatives.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement.  To mitigate this risk, the Company uses only well-established commercial banks as counterparties.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2018 and December 31, 2017, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company's junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Further Information regarding these instruments is presented in Note 9 to the consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company's adoption of this ASU did not have a material impact on its consolidated financial statements. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which implements a common revenue standard and clarifies the principles used for recognizing revenue. The amendments in the ASU clarify that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 became effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Interest income from MBS and dividend income from the investment in Orchid are scoped out of the new revenue recognition standard. Management fee income is within the scope of the new revenue recognition standard. As a result of the new revenue recognition standard there is no change to the recognition of management fees revenue as management fees are still recognized on a pro-rata basis during the period which the service is provided. Therefore the adoption of this ASU did not have a material impact on its consolidated financial statements.

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2018 and 2017.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Management fee	$3,318	$2,702	$1,606	$1,400
Allocated overhead	742	756	361	388
Total	$4,060	$3,458	$1,967	$1,788

At June 30, 2018 and December 31, 2017, the net amount due from Orchid was approximately $0.7 million and $0.8 million, respectively. These amounts are included in "other assets" in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of June 30, 2018 and December 31, 2017:

(in thousands)
	June 30, 2018	December 31, 2017
Pass-Through MBS:
Fixed-rate Mortgages	$182,342	$207,179
Total Pass-Through MBS	182,342	207,179
Structured MBS:
Interest-Only Securities	1,407	1,476
Inverse Interest-Only Securities	777	1,037
Total Structured MBS	2,184	2,513
Total	$184,526	$209,692

At June 30, 2018 and December 31, 2017, the portfolio consisted entirely of securities with contractual maturities in excess of ten years.  Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 4.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of June 30, 2018 and December 31, 2017. The retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Based on projected future cash flows, management has determined that the retained interests had no remaining fair value at June 30, 2018. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

(in thousands)
Series	Issue Date	June 30, 2018	December 31, 2017
HMAC 2004-3	June 30, 2004	$-	$177
HMAC 2004-4	August 16, 2004	-	386
HMAC 2004-5	September 28, 2004	-	90
Total		$-	$653

The Company is pursuing a potential transaction whereby certain securitizations associated with its retained interest positions would be terminated via the exercise of the optional early termination rights for such securitizations that the Company possesses.  If such early termination transaction is executed the Company would likely receive distributions on the class C Certificates that support the retained interests.  Such distributions are expected to be greater than the carrying value of the retained interests on the Company's balance sheet at June 30, 2018.  If the transaction is consummated, these distributions could result in the Company recording gains on the retained interests, and such gains could be material.  There are a number of conditions that must be met before such transaction can occur, many of which are beyond the Company's control.  As a result, there is no assurance the transaction will be completed.

NOTE 5.   REPURCHASE AGREEMENTS

As of June 30, 2018, the Company had outstanding repurchase agreement obligations of approximately $175.4 million with a net weighted average borrowing rate of 2.13%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $185.1 million, and cash pledged to counterparties of approximately $1.2 million.  As of December 31, 2017, the Company had outstanding repurchase agreement obligations of approximately $200.2 million with a net weighted average borrowing rate of 1.52%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $210.0 million, and cash pledged to counterparties of approximately $2.2 million..

As of June 30, 2018 and December 31, 2017, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$90,638	$94,464	$-	$185,102
Repurchase agreement liabilities associated with
these securities	$-	$86,247	$89,175	$-	$175,422
Net weighted average borrowing rate	-	2.10%	2.16%	-	2.13%
December 31, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$94,649	$115,350	$-	$209,999
Repurchase agreement liabilities associated with
these securities	$-	$90,686	$109,497	$-	$200,183
Net weighted average borrowing rate	-	1.47%	1.56%	-	1.52%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2018 and December 31, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $10.6 million and $11.7 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at June 30, 2018 or December 31, 2017.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2018	December 31, 2017
Liabilities
TBA Securities	Other liabilities	$344	$-
Total derivative liabilities, at fair value		$344	$-

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$617	$442
TBA securities	Restricted cash	375	-
Total margin balances on derivative contracts		$992	$442

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar positions at June 30, 2018 and December 31, 2017.

($ in thousands)
As of June 30, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$80,000	2.11%	2.57%	$185
2019	100,000	2.41%	2.88%	465
2020	100,000	2.64%	2.98%	335
2021	100,000	2.80%	2.97%	167
Total / Weighted Average	$97,143	2.56%	2.90%	$1,152

($ in thousands)
As of June 30, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.39%	2.55%	$151
2019	26,000	1.63%	2.88%	323
2020	26,000	1.95%	2.98%	268
2021	26,000	2.22%	2.97%	195
Total / Weighted Average	$26,000	1.85%	2.88%	$937

($ in thousands)
As of December 31, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$60,000	1.90%	1.97%	$41
2019	60,000	2.32%	2.27%	(31)
2020	60,000	2.60%	2.36%	(145)
2021	60,000	2.80%	2.42%	(230)
Total / Weighted Average	$60,000	2.41%	2.25%	$(365)

($ in thousands)
As of December 31, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.84%	1.97%	$33
2019	26,000	1.63%	2.27%	$166
2020	26,000	1.95%	2.36%	$107
2021	26,000	2.22%	2.42%	$51
Total / Weighted Average	$26,000	1.91%	2.25%	$357

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$48,063	$47,719	$(344)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gains (Losses) On Derivative Instruments

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2018 and 2017.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$1,624	$(565)	$534	$(580)
Junior subordinated debt funding hedges	557	(245)	142	(251)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	759	-	-	-
Net TBA securities	(330)	-	194	-
Gains (losses) on derivative instruments	$2,610	$(810)	$870	$(831)

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

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The tables below summarize Bimini's assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2018 and December 31, 2017.

($ in thousands)
	June 30, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$182,342	$-	$182,342	$207,179	$-	$207,179
Structured MBS - at fair value	2,094	-	2,094	2,091	-	2,091
Accrued interest on pledged securities	666	-	666	730	-	730
Restricted cash	1,211	992	2,203	2,208	442	2,650
Total	$186,313	$992	$187,305	$212,208	$442	$212,650

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under our repurchase agreements as of June 30, 2018 and December 31, 2017. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	June 30, 2018	December 31, 2017
Cash	$270	$-
Total	$270	$-

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2018 and December 31, 2017.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2018
Repurchase Agreements	$175,422	$-	$175,422	$(174,211)	$(1,211)	$-
TBA securities	344	-	344	-	(344)	-
	$175,766	$-	$175,766	$(174,211)	$(1,555)	$-
December 31, 2017
Repurchase Agreements	$200,183	$-	$200,183	$(197,975)	$(2,208)	$-

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

As of June 30, 2018 and December 31, 2017, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2018, the interest rate was 5.84%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

NOTE 10.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the six and three months ended June 30, 2018 and 2017.

	Six Months Ended June 30,		Three Months Ended June 30,
Shares Issued Related To:	2018	2017	2018	2017
Shares sold directly to employees	83,332	-	-	-
Total shares of Class A Common Stock issued	83,332	-	-	-

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the six months ended June 30, 2018 and 2017.

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

Through June 30, 2018, the Company repurchased a total of 31,272 shares at an aggregate cost of approximately $73,000, including commissions and fees, for a weighted average price of $2.35 per share.  Subsequent to that date, and through August 3, 2018, the Company has repurchased 8,089 shares for a net cost of approximately $20,000 and a weighted average price of $2.50 per share.

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

The following table presents the activity related to Performance Units during the six months ended June 30, 2018 and 2017:

($ in thousands, except per share data)
	Six Months Ended June 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	41,000	$0.84	70,000	$1.23
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	41,000	$0.84	70,000	$1.23

Compensation expense during the period		$6		$14
Unrecognized compensation expense at period end		$5		$25
Weighted-average remaining vesting term (in years)		0.5		1.0
Intrinsic value of unvested shares at period end		$97		$196

NOTE 12.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at June 30, 2018.

NOTE 13.  INCOME TAXES

The total income tax (benefit) provision recorded for the six months ended June 30, 2018 and 2017 was $(1.0) million and $0.3 million, respectively, on consolidated pre-tax book (loss) income of $(4.1) million and $0.7 million in the six months ended June 30, 2018 and 2017, respectively. The total income tax provision recorded for the three months ended June 30, 2018 and 2017 was $0.1 million and $0.4 million, respectively, on consolidated pre-tax book income of $0.3 million and $1.1 million in the three months ended June 30, 2018 and 2017, respectively.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Reform Act should be used, if determinable. The tax provision for the six and three months ended June 30, 2018 represents the Company's current best estimate based on management's current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

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

NOTE 14.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2018 and 2017.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2018 and 2017.

The Company has dividend eligible stock incentive plan shares that were outstanding during the six and three months ended June 30, 2018. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2018 and 2017.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(3,043)	$434	$221	$647
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,713	12,632	12,713	12,632
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	70	41	70
Effect of weighting	17	-	16	-
Weighted average shares-basic and diluted	12,730	12,702	12,770	12,702
(Loss) income per Class A common share:
Basic and diluted	$(0.24)	$0.03	$0.02	$0.05

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(8)	$1	$1	$2
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.24)	$0.03	$0.02	$0.05

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the six and three months ended June 30, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Mortgage-backed securities	$184,526	$-	$184,526	$-
Orchid Island Capital, Inc. common stock	11,431	11,431	-	-
TBA securities	(344)	-	(344)	-
December 31, 2017
Mortgage-backed securities	$209,692	$-	$209,692	$-
Orchid Island Capital, Inc. common stock	14,106	14,106	-	-
Retained interests in securitizations	653	-	-	653

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017:

(in thousands)
	Retained Interests in Securitizations
	Six Months Ended June 30,
	2018	2017
Balances, January 1	$653	$1,114
(Loss) gain included in earnings	(252)	304
Collections	(401)	(774)
Balances, June 30	$-	$644

During the six months ended June 30, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

The retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Based on projected future cash flows, management has determined that the retained interests had no remaining fair value at June 30, 2018. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

As discussed in Note 4, the Company is pursuing a potential transaction whereby certain securitizations associated with its retained interest positions would be terminated via the exercise of the optional early termination rights for such securitizations that the Company possesses.  If such early termination transaction is executed the Company would likely receive distributions on the class C Certificates that support the retained interests.  Such distributions are expected to be greater than the carrying value of the retained interests on the Company's balance sheet at June 30, 2018.  If the transaction is consummated, these distributions could result in the Company recording gains on the retained interests, and such gains could be material.  There are a number of conditions that must be met before such transaction can occur, many of which are beyond the Company's control.  As a result, there is no assurance the transaction will be completed.

NOTE 16.   SEGMENT INFORMATION

The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the six months ended June 30, 2018 and 2017, were approximately $4.1 million and $3.5 million, respectively, accounting for approximately 45% and 48% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the six months ended June 30, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2018
Advisory services, external customers	$4,060	$-	$-	$-	$4,060
Advisory services, other operating segments(1)	120	-	-	(120)	-
Interest and dividend income	-	4,962	-	-	4,962
Interest expense	-	(1,746)	(709)(2)	-	(2,455)
Net revenues	4,180	3,216	(709)	(120)	6,567
Other	-	(7,539)	306 (3)	-	(7,233)
Operating expenses(4)	(1,498)	(1,892)	-	-	(3,390)
Intercompany expenses(1)	-	(120)	-	120	-
Income (loss) before income taxes	$2,682	$(6,335)	$(403)	$-	$(4,056)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2017
Advisory services, external customers	$3,458	$-	$-	$-	$3,458
Advisory services, other operating segments(1)	94	-	-	(94)	-
Interest and dividend income	-	3,803	1	-	3,804
Interest expense	-	(607)	(598)(2)	-	(1,205)
Net revenues	3,552	3,196	(597)	(94)	6,057
Other	-	(2,355)	60 (3)	-	(2,295)
Operating expenses(4)	(1,444)	(1,589)	-	-	(3,033)
Intercompany expenses(1)	-	(94)	-	94	-
Income (loss) before income taxes	$2,108	$(842)	$(537)	$-	$729

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2018	$1,578	$241,110	$14,393	$257,081
December 31, 2017	1,632	267,429	15,528	284,589
June 30, 2017	2,067	212,752	20,659	235,478

NOTE 17. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both June 30, 2018 and December 31, 2017, the Company owned 1,520,036  shares of Orchid common stock, representing approximately 2.9% of the outstanding shares.  The Company received dividends on this common stock investment of approximately $0.9 million and $0.4 million during the six and three months ended June 30, 2018, respectively, and approximately $1.2 million and $0.6 million during the six and three months ended June 30, 2017, respectively.

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

Through June 30, 2018, the Company repurchased a total of 31,272 shares at an aggregate cost of approximately $73,000, including commissions and fees, for a weighted average price of $2.35 per share.  Subsequent to that date, and through August 3, 2018, the Company has repurchased 8,089 shares for a net cost of approximately $20,000 and a weighted average price of $2.50 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the "Fed"), the Federal Open Market Committee (the :FOMC") and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company's results of operations for the six and three months ended June 30, 2018, as compared to the six and three months ended June 30, 2017.

Net (Loss) Income Summary

Consolidated net loss for the six months ended June 30, 2018 was $3.1 million, or $0.24 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.4 million, or $0.03 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2017.

Consolidated net income for the three months ended June 30, 2018 was $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $0.6 million, or $0.05 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2017.

The components of net (loss) income for the six and three months ended June 30, 2018 and 2017, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Advisory services revenues	$4,060	$3,458	$602	$1,967	$1,788	$179
Interest and dividend income	4,962	3,804	1,158	2,411	1,907	504
Interest expense	(2,455)	(1,205)	(1,250)	(1,310)	(629)	(681)
Net revenues	6,567	6,057	510	3,068	3,066	2
Other expense	(7,233)	(2,295)	(4,938)	(1,108)	(558)	(550)
Expenses	(3,390)	(3,033)	(357)	(1,651)	(1,433)	(218)
Net (loss) income before income tax (benefit) provision	(4,056)	729	(4,785)	309	1,075	(766)
Income tax (benefit) provision	(1,005)	294	(1,299)	87	426	(339)
Net (loss) income	$(3,051)	$435	$(3,486)	$222	$649	$(427)

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Three Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
June 30, 2018	$870	$194	$534	$142
March 31, 2018	1,741	(523)	1,849	415
December 31, 2017	783	-	546	237
September 30, 2017	(19)	-	(13)	(6)
June 30, 2017	(832)	-	(581)	(251)
March 31, 2017	22	-	15	7

(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Six Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
June 30, 2018	$2,610	$(329)	$2,383	$557
June 30, 2017	(810)	-	(566)	(244)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
June 30, 2018	$(108)	$(19)	$(127)	$642	$161	$803
March 31, 2018	(154)	(33)	(187)	2,003	448	2,451
December 31, 2017	(170)	(42)	(212)	716	279	995
September 30, 2017	(162)	(40)	(202)	149	34	183
June 30, 2017	(152)	(37)	(189)	(429)	(214)	(643)
March 31, 2017	(115)	(60)	(175)	130	67	197

(in thousands)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
June 30, 2018	$(262)	$(52)	$(314)	$2,645	$609	$3,254
June 30, 2017	(267)	(97)	(364)	(299)	(147)	(446)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2018	$2,001	$937	$(108)	$1,045	$1,064	$956
March 31, 2018	2,080	809	(154)	963	1,271	1,117
December 31, 2017	1,978	685	(170)	855	1,293	1,123
September 30, 2017	1,514	504	(162)	666	1,010	848
June 30, 2017	1,269	324	(152)	476	945	793
March 31, 2017	1,293	283	(115)	398	1,010	895

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2018	$4,081	$1,747	$(262)	$2,009	$2,334	$2,072
June 30, 2017	2,562	607	(267)	874	1,955	1,688

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2018	$1,064	$956	$372	$(19)	$391	$692	$565
March 31, 2018	1,271	1,117	337	(33)	370	934	747
December 31, 2017	1,293	1,123	324	(42)	366	969	757
September 30, 2017	1,010	848	316	(40)	356	694	492
June 30, 2017	945	793	306	(37)	343	639	450
March 31, 2017	1,010	895	292	(60)	352	718	543

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2018	$2,334	$2,072	$709	$(52)	$761	$1,625	$1,311
June 30, 2017	1,955	1,688	598	(97)	695	1,357	993

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  Segment information for the six months ended June 30, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2018
Advisory services, external customers	$4,060	$-	$-	$-	$4,060
Advisory services, other operating segments(1)	120	-	-	(120)	-
Interest and dividend income	-	4,962	-	-	4,962
Interest expense	-	(1,746)	(709)(2)	-	(2,455)
Net revenues	4,180	3,216	(709)	(120)	6,567
Other	-	(7,539)	306 (3)	-	(7,233)
Operating expenses(4)	(1,498)	(1,892)	-	-	(3,390)
Intercompany expenses(1)	-	(120)	-	120	-
Income (loss) before income taxes	$2,682	$(6,335)	$(403)	$-	$(4,056)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2017
Advisory services, external customers	$3,458	$-	$-	$-	$3,458
Advisory services, other operating segments(1)	94	-	-	(94)	-
Interest and dividend income	-	3,803	1	-	3,804
Interest expense	-	(607)	(598)(2)	-	(1,205)
Net revenues	3,552	3,196	(597)	(94)	6,057
Other	-	(2,355)	60 (3)	-	(2,295)
Operating expenses(4)	(1,444)	(1,589)	-	-	(3,033)
Intercompany expenses(1)	-	(94)	-	94	-
Income (loss) before income taxes	$2,108	$(842)	$(537)	$-	$729

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues..

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2018	$1,578	$241,110	$14,393	$257,081
December 31, 2017	1,632	267,429	15,528	284,589
June 30, 2017	2,067	212,752	20,659	235,478

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

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2018	$3,717,690	$469,974	$1,606	$361	$1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
December 31, 2017	3,837,575	459,322	1,625	408	2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Six Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2018	3,731,494	479,440	3,318	742	4,060
June 30, 2017	3,321,009	389,043	2,702	756	3,458

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the six months ended June 30, 2018, we generated $2.3 million of net portfolio interest income, consisting of $4.1 million of interest income from MBS assets offset by $1.7 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2017, we generated $2.0 million of net portfolio interest income, consisting of $2.6 million of interest income from MBS assets offset by $0.6 million of interest expense on repurchase liabilities. The $1.5 million increase in interest income for the six months ended June 30, 2018 was due to a $69.9 million increase in average MBS balances, combined with a 15 basis point increase in yields earned on the portfolio.  The $1.1 million increase in interest expense for the six months ended June 30, 2018 was due to a combination of a $67.7 million increase in average repurchase liabilities and a 84 basis point increase in cost of funds.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2018 and 2017 was $2.0 million and $0.9 million, respectively, resulting in $2.1 million and $1.7 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2018, we generated $1.1 million of net portfolio interest income, consisting of $2.0 million of interest income from MBS assets offset by $0.9 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2017, we generated $0.9 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS assets offset by $0.3 million of interest expense on repurchase liabilities.  The $0.7 million increase in interest income for the three months ended June 30, 2018 was due to a $60.5 million increase in average MBS balances, combined with a 33 basis point increase in yields earned on the portfolio.  The $0.6 million increase in interest expense for the three months ended June 30, 2018 was due to a combination of a $58.3 million increase in average repurchase liabilities and a 101 basis point increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended June 30, 2018 and 2017 was $1.0 million and $0.5 million, respectively, resulting in $1.0 million and $0.8 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2018 and 2017 and each quarter in 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2018	$194,677	$2,001	4.11%	$184,621	$937	$1,045	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	809	963	1.64%	1.96%
December 31, 2017	203,841	1,978	3.88%	193,778	685	855	1.41%	1.77%
September 30, 2017	170,237	1,514	3.56%	161,003	504	666	1.25%	1.66%
June 30, 2017	134,188	1,269	3.78%	126,341	324	476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	398	0.94%	1.33%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2018	$200,969	$4,081	4.06%	$190,811	$1,746	$2,008	1.83%	2.11%
June 30, 2017	131,143	2,562	3.91%	123,140	607	874	0.99%	1.42%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2018	$1,064	$956	2.08%	1.84%
March 31, 2018	1,271	1,117	2.37%	2.05%
December 31, 2017	1,293	1,123	2.47%	2.11%
September 30, 2017	1,010	848	2.31%	1.90%
June 30, 2017	945	793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2018	$2,335	$2,073	2.23%	1.95%
June 30, 2017	1,955	1,687	2.92%	2.49%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 34 and 35 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)
Economic interest expense and economic net interest income presented in the tables above and the tables on pages 34 and 35 include the effect of derivative instrument hedges for only the period presented.

(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $4.1 million for the six months ended June 30, 2018 and $2.6 million for the six months ended June 30, 2017.  Average MBS holdings were $201.0 million and $131.1 million for the six months ended June 30, 2018 and 2017, respectively. The $1.5 million increase in interest income was due to combination of a 15 basis point increase in yields and a $69.9 million increase in average MBS holdings.

Our interest income was $2.0 million for the three months ended June 30, 2018 and $1.3 million for the three months ended June 30, 2017.  Average MBS holdings were $194.7 million and $134.2 million for the three months ended June 30, 2018 and 2017, respectively. The $0.7 million increase in interest income was due to a $60.5 million increase in average MBS holdings, combined with a 33 basis point increase in yields.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the six months ended June 30, 2018 and 2017, and for each quarter during 2018 and 2017.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2018	$192,368	$2,309	$194,677	$1,959	$42	$2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%
December 31, 2017	201,165	2,676	203,841	1,955	23	1,978	3.89%	3.55%	3.88%
September 30, 2017	167,081	3,156	170,237	1,524	(10)	1,514	3.65%	(1.28)%	3.56%
June 30, 2017	130,519	3,669	134,188	1,220	49	1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Six Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2018	$198,577	$2,392	$200,969	$4,013	$68	$4,081	4.04%	5.68%	4.06%
June 30, 2017	126,841	4,302	131,143	2,430	132	2,562	3.83%	6.10%	3.91%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $190.8 million and $123.1 million, generating interest expense of $1.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  Our average cost of funds was 1.83% and 0.99% for six months ended June 30, 2018 and 2017, respectively.  There was a 84 basis point increase in the average cost of funds and a $67.7 million increase in average outstanding repurchase agreements during the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Our economic interest expense was $2.0 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. There was a 69 basis point increase in the average economic cost of funds to 2.11% for the six months ended June 30, 2018 from 1.42% for the six months ended June 30, 2017.  The $1.1 million increase in economic interest expense was due to the $67.7 million increase in average outstanding repurchase agreements during the six months ended June 30, 2018, combined with the negative performance of our derivative holdings attributed to the current period.

Our average outstanding balances under repurchase agreements were $184.6 million and $126.3 million, generating interest expense of $0.9 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively.  Our average cost of funds was 2.03% and 1.02% for three months ended June 30, 2018 and 2017, respectively.  There was a 101 basis point increase in the average cost of funds and a $58.3 million increase in average outstanding repurchase agreements during the three months ended June 30, 2018, compared to the three months ended June 30, 2017.

Our economic interest expense was $1.0 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. There was a 76 basis point increase in the average economic cost of funds to 2.27% for the three months ended June 30, 2018 from 1.51% for the three months ended June 30, 2017.  The $0.5 million increase in economic interest expense was due to the $58.3 million increase in average outstanding repurchase agreements during the three months ended June 30, 2018, combined with the negative performance of our derivative agreements attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  Our average cost of funds calculated on a GAAP basis was 4 basis points above the average one-month LIBOR and 45 basis points below the average six-month LIBOR for the quarter ended June 30, 2018. Our average economic cost of funds was 28 basis points above the average one-month LIBOR and 21 basis points below the average six-month LIBOR for the quarter ended June 30, 2018. The average term to maturity of the outstanding repurchase agreements increased from 38 days at December 31, 2017 to 46 days at June 30, 2018.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2018 and 2017, and for each quarter in 2018 and 2017, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2018	$184,621	$937	$1,045	2.03%	2.27%
March 31, 2018	197,001	809	963	1.64%	1.96%
December 31, 2017	193,778	685	855	1.41%	1.77%
September 30, 2017	161,003	504	666	1.25%	1.66%
June 30, 2017	126,341	324	476	1.02%	1.51%
March 31, 2017	119,938	283	398	0.94%	1.33%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2018	$190,811	$1,747	$2,008	1.83%	2.11%
June 30, 2017	123,140	607	874	0.99%	1.42%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%
December 31, 2017	1.36%	1.62%	0.05%	(0.21)%	0.41%	0.15%
September 30, 2017	1.20%	1.45%	0.05%	(0.20)%	0.46%	0.21%
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Six Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2018	1.84%	2.30%	(0.01)%	(0.47)%	0.27%	(0.19)%
June 30, 2017	0.94%	1.40%	0.05%	(0.41)%	0.48%	0.02%

Dividend Income

At December 31, 2016, we owned 1,395,036 shares of Orchid common stock.  We acquired 125,000 additional shares in March 2017, bringing the total number of shares owned to 1,520,036 at June 30, 2017, December 31, 2017 and June 30, 2018.  Orchid paid total dividends of $0.58 per share and $0.27 per share during the six and three months ended June 30, 2018, respectively, and  $0.84 per share and $0.42 per share during the six and three months ended June 30, 2017, respectively.  During the six and three months ended June 30, 2018, we received dividends on this common stock investment of approximately $0.9 million and $0.4 million, respectively, compared to $1.2 million and $0.6 million during the six and three months ended June 30, 2017, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was $0.7 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  The average rate of interest paid for the six months ended June 30, 2018 was 5.43% compared to 4.57% for the comparable period in 2017.

Interest expense on our junior subordinated debt securities was $0.4 million and $0.3 million for the three month periods ended June 30, 2018 and 2017, respectively.  The average rate of interest paid for the three months ended June 30, 2018 was 5.66% compared to 4.65% for the comparable period in 2017.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of June 30, 2018, the interest rate was 5.84%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the six and three months ended June 30, 2018 and 2017.
(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Realized losses on sales of MBS	$(103)	$(1)	$(102)	$(103)	$-	$(103)
Unrealized losses on MBS	(6,814)	(464)	(6,350)	(1,934)	(27)	(1,907)
Total losses on MBS	(6,917)	(465)	(6,452)	(2,037)	(27)	(2,010)
Gains (losses) on derivative instruments	2,610	(810)	3,420	870	(832)	1,702
(Losses) gains on retained interests in securitizations	(252)	304	(556)	(169)	498	(667)
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock	(2,675)	(1,325)	(1,350)	228	(197)	425

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the six and three months ended June 30, 2018, the Company received proceeds of $9.1 million from the sales of MBS.   During the six months ended June 30, 2017, the Company received proceeds of $1.7 million. There were no sales of MBS during the three months ended June 30, 2017.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2018 and 2017.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the six and three months ended June 30, 2018, we recorded losses on retained interests of $0.3 million and $0.2 million, respectively, compared to gains of $0.3 million and $0.5 million, respectively, for the six and three months ended June 30, 2017. The lower value in the current period is primarily due to lower projected future cash flows.

Operating Expenses

For the six and three months ended June 30, 2018, our total operating expenses were approximately $3.4 million and $1.7 million, respectively, compared to approximately $3.0 million and $1.4 million for the six and three months ended June 30, 2017, respectively.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2018 and 2017.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Compensation and related benefits	$2,103	$1,815	$288	$1,036	$879	$157
Legal fees	106	40	66	40	13	27
Accounting, auditing and other professional fees	193	186	7	83	77	6
Directors' fees and liability insurance	321	333	(12)	161	166	(5)
Administrative and other expenses	667	659	8	331	298	33
	$3,390	$3,033	$357	$1,651	$1,433	$218

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2018, our MBS portfolio consisted of $184.5 million of agency or government MBS at fair value and had a weighted average coupon of 4.18%.  During the six months ended June 30, 2018, we received principal repayments of $14.2 million compared to $4.9 million for the comparable period ended June 30, 2017.  The average prepayment speeds for the quarters ended June 30, 2018 and 2017 were 13.1% and 9.9%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6
December 31, 2017	7.2	16.9	8.8
September 30, 2017	5.2	18.8	8.3
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2018 and December 31, 2017:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2018
Fixed Rate MBS	$182,342	98.8%	4.18%	314	1-Jan-48
Interest-Only MBS	1,407	0.8%	3.45%	224	25-Dec-39
Inverse Interest-Only MBS	777	0.4%	4.47%	272	25-Apr-41
Total MBS Portfolio	$184,526	100.0%	4.18%	313	1-Jan-48
December 31, 2017
Fixed Rate MBS	$207,179	98.8%	4.21%	321	1-Dec-47
Interest-Only MBS	1,476	0.7%	3.43%	229	25-Dec-39
Inverse Interest-Only MBS	1,037	0.5%	5.01%	278	25-Apr-41
Total MBS Portfolio	$209,692	100.0%	4.21%	320	1-Dec-47

($ in thousands)
	June 30, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$161,197	87.4%	$178,581	85.2%
Freddie Mac	23,131	12.5%	30,896	14.7%
Ginnie Mae	198	0.1%	215	0.1%
Total Portfolio	$184,526	100.0%	$209,692	100.0%

	June 30, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$108.98	$109.06
Weighted Average Structured Purchase Price	$6.02	$6.02
Weighted Average Pass-through Current Price	$103.78	$107.13
Weighted Average Structured Current Price	$7.09	$7.06
Effective Duration (1)	4.975	3.832

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 4.975 indicates that an interest rate increase of 1.0% would be expected to cause a 4.975% decrease in the value of the MBS in our investment portfolio at June 30, 2018.  An effective duration of 3.832 indicates that an interest rate increase of 1.0% would be expected to cause a 3.832% decrease in the value of the MBS in our investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the six months ended June 30, 2018 and 2017.

($ in thousands)
	Six Months Ended June 30,
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$5,081	$106.17	2.65%	$19,220	$109.62	2.68%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2018, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$182,342	$7,782	$(10,462)	$(22,071)	4.27%	(5.74)%	(12.10)%
Interest-Only MBS	1,407	(391)	231	393	(27.84)%	16.40%	27.95%
Inverse Interest-Only MBS	777	2	(123)	(294)	0.30%	(15.82)%	(37.80)%
Total MBS Portfolio	$184,526	$7,393	$(10,354)	$(21,972)	4.01%	(5.61)%	(11.91)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,360,000	$(1,852)	$3,400	$6,800	(0.56)%	1.03%	2.06%
Junior Subordinated Debt Hedges	364,000	(484)	910	1,820	(0.55)%	1.03%	2.06%
TBA Contracts	50,000	(2,676)	3,530	7,220	(5.71)%	7.53%	15.41%
	$1,774,000	$(5,012)	$7,840	$15,840	(0.26)%	0.40%	0.82%

Gross Totals		$2,381	$(2,514)	$(6,132)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of June 30, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2018, we had obligations outstanding under the repurchase agreements of approximately $175.4 million with a net weighted average borrowing cost of 2.13%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 86 days, with a weighted average maturity of 46 days.  Securing the repurchase agreement obligation as of June 30, 2018 are MBS with an estimated fair value, including accrued interest, of $185.1 million and a weighted average maturity of 314 months.  Through August 3, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2018 with maturities through October 23, 2018.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
June 30, 2018	$175,422	$184,621	$(9,199)	(4.98)%
March 31, 2018	193,820	197,001	(3,181)	(1.61)%
December 31, 2017	200,183	193,778	6,405	3.31%
September 30, 2017	187,374	161,003	26,371	16.38	%(1)
June 30, 2017	134,633	126,341	8,292	6.56%
March 31, 2017	118,049	119,938	(1,889)	(1.57)%

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of June 30, 2018, we had cash and cash equivalents of $6.6 million.  We generated cash flows of $18.4 million from principal and interest payments on our MBS portfolio and $0.4 million from retained interests and had average repurchase agreements outstanding of $190.8 million during the six months ended June 30, 2018.  In addition, during the six months ended June 30, 2018, we received approximately $4.1 million in management fees and expense reimbursements as manager of Orchid and approximately $0.9 million in dividends from our investment in Orchid common stock.

The table below summarizes the effect that certain future contractual obligations existing as of June 30, 2018 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$175,422	$-	$-	$-	$175,422
Interest expense on repurchase agreements(1)	726	-	-	-	726
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,607	3,084	3,079	19,197	26,967
Other	250	250	-	-	500
Totals	$178,005	$3,334	$3,079	$45,197	$229,615

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2018 and the remaining term of liabilities existing at that date.
(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

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

Interest Rates and the MBS Market

The domestic economy of the United States during the second quarter of 2018, and the first half of 2018 generally, has been quite strong.  The economy had clear momentum in late 2017 before the Tax Cuts and Jobs Act of 2017 was passed in December, and the Bipartisan Budget Act of 2018 was signed into law on February 9, 2018.  The latter is projected to increase deficit spending by approximately $300 billion over the next two years.  This is in addition to the Tax Cuts and Jobs Act that is projected to add $1.5 trillion to the deficit over the next ten years – or approximately $150 billion per year on average.  Combined, these two acts represent a significant source of fiscal stimulus for the economy.  Economic data released year to date points to broad based strength as various measures of employment, business fixed investment, consumer spending and business activity are at very high levels.  Continued strong growth will likely keep the Federal Reserve (the "Fed") on track to continue to remove monetary stimulus from the economy in an effort to engineer a soft landing.   Per the Fed's own forecasts, as evidenced by their "dot plot" released after the June 2018 FOMC meeting, the Fed expects to raise rates twice more in 2018 and three times in 2019.  On July 17, 2018, the Fed Chairman spoke to the Senate financial services committee in what used to be referred to as the semi-annual Humphry-Hawkins testimony.  The Chairman reiterated the Fed's view that gradual rate hikes appeared to be the appropriate path of monetary policy for now.  If the markets were affected by the current strength of the economy alone, movements in interest rates and risk markets would be easy to predict.  However, that is not the case.  The first half of 2018, and the second quarter specifically, have been impacted by a host of factors that have outweighed the economy in their ability to drive the markets.

One of the factors countering the positive developments in the economy has been the specter of a global trade war.  This first emerged in the first quarter but intensified during the second.  President Trump, having fulfilled a significant campaign promise when the Tax Cuts and Job Act was passed, has shifted the administration's focus to trade.  The President has long held that the United States has been taken advantage of by our various trading partners, whether it be Mexico or Canada in the case of NAFTA, or China and the European Union.  The administration initiated its effort to meaningfully change the trading relationships the U.S. has with its major trading partners during the first quarter.  As these efforts did not seem to bring about sufficient progress, the administration has increased its efforts, not just the rhetoric, but also the size of tariffs that will be imposed.  Like the initial tariffs announced – which were quite small and mostly symbolic – the latest announcements have been met with counter threats and/or additional tariffs.  It is clear the administration is eager to make progress on trade and reconfigure the trade landscape, eliminating practices that it sees as disadvantaging the U.S.  The markets initially appeared to see through the threats as negotiating ploys and doubted they would ever come to fruition, or if they did, not be permanent.  The market appears to be wavering on this view.  The rates and risk assets markets have reacted to these developments negatively and interest rates retreated after moving above three percent in mid-May.  Developments on the trade front often come via Twitter messages from President Trump, and occur without warning and at almost any time of day or the week.  The markets appear to react in a "risk off" fashion when the events occur, as interest rates decrease as risk assets are sold and safe-haven assets are acquired.

Another development to impact the markets is a byproduct of the strong U.S. economy.  As the Fed raises rates and frequent public pronouncements by Fed officials indicate rate hikes will continue, the dollar has strengthened.  This has caused the currencies of many emerging economies to weaken versus the dollar.  This impacts the economies of these countries in multiple ways.  To the extent they have issued debt denominated in dollars, the cost to repay this debt, in local currency terms, has increased.  Also, to the extent these nations export domestically produced goods to the U.S., these goods now bring back fewer dollars to their respective local economies.  In either case, the securities markets in these nations have been negatively impacted.

In late May 2018, elections in Italy brought a Populists government to power, and the markets feared the new government would fulfill their campaign promises to either leave the EU or deviate from Italy's previously professed commitment to fiscal austerity and discipline.  The rates market reacted substantially to these developments as the 10-year U.S. treasury yield decreased from over 3.112% on May 17, 2018 to below 2.80% on May 29, 2018.

As we entered the third quarter, the sum of the developments discussed above appeared to be outweighing the consistently strong economic data and has kept interest rates rangebound with a flattening bias.  The 10-year U.S. treasury traded between 2.80% and 2.95% since initially breaking below 2.80% in late May.  The spread between the 2-year U.S. treasury and 10-year U.S treasury continued to compress as the Fed is perceived to be intent on continuing to raise short-term rates while a potential trade war or other developments in Europe or emerging economies could slow growth and act to contain inflation – thus preventing longer-term rates from moving higher.  In late July it appeared there may have been some progress with the trade negotiations – in this case with the European Union – and the market appears relieved with the prospect a trade war may be averted.  This has allowed longer term rates to move back towards 3.00% in the case of the ten-year U.S. treasury note and the curve to re-steepen modestly.  The market will likely remain focused on developments on the trade front going forward.

Volatility in the market has subsided as the rates market has become range-bound and risk markets continue to trade within year-to-date ranges as well.  Another positive development for levered investors has been a reversal in the pressures seen in the short-term funding markets earlier in the year.  Both LIBOR and repurchase agreement funding rates have stabilized, albeit at higher levels as the Fed has increased the target range for the Federal Funds rate twice so far this year.

The Agency MBS market had a small positive return for the second quarter while the spread between the current coupon, thirty-year fixed rate mortgage and a comparable duration U.S. treasury widened slightly from approximately 72 bps to approximately 74 bps. The Bloomberg Agency MBS index had a total return of approximately (1.0%) for the first six months of 2018 and 0.24% for the second quarter.  The Fed continues to taper its reinvestment of pay-downs from its MBS portfolio, but this reduced supply has been mostly offset by reduced supply of new mortgages owing to higher rates and strong home price appreciation, muting demand somewhat as affordability becomes a problem for many borrowers.  The price appreciation is driven to some extent by insufficient supply of both new and existing homes.  Refinancing activity has dropped to multi-year lows and does not appear to respond to the modest decreases in market rates seen during the second quarter.

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

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed's reinvestment of U.S. Treasuries and Agency MBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. During the January 2018 meeting, the FOMC reaffirmed this plan.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed's September 2017 announcement, the cap would eventually reach $20 billion per month by the end of 2018.  At the time of the Fed's announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs by the end of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond 2018, the removal of this source of demand could negatively impact Agency MBS prices.  The extent this negatively impacts the Agency MBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Summary

The U.S. economy appears to be very strong.  Growth in the second quarter of 2018 exceeded 4% on an annualized basis and, given the extent of fiscal stimulus introduced by the Tax Cuts and Jobs Act of 2017 and the Bipartisan Budget Act of 2018, is likely to remain strong for the next few quarters.  The Fed expects to continue to remove accommodation by raising the target range for the Federal Funds rate two more times in 2018 and three more times in 2019.  By any measure, economic activity is robust and the employment market in particular appears to be overheating.  Importantly, while inflation has returned to, or near, the Fed target level of 2%, it does not appear to be at risk of meaningfully exceeding this level in the near term.  This should keep the Fed from raising rates beyond their current gradual pace.

One threat to the economy the market fears is a meaningful trade war.  The Trump administration appears determined to reverse what the President sees as years of unfair trade that has weakened the United States.  The administration has aggressively introduced tariffs in an apparent attempt to force our various trading counter-parties to agree to more even trade terms.  It remains to be seen if the administration's tactics will work and market fears of a protracted trade war will likely remain until a resolution is found or the trade war escalates meaningfully.  Developments with our trading partners will also impact the flattening of the yield curve that has taken place over the last few quarters.  Fear of a trade war and the anticipated negative impact it would have on economic activity has kept longer term rates from rising meaningfully and, coupled with consistent rate increases by the Federal Reserve, driven the spread between long and short rates lower.  This appears likely to continue.

The Agency MBS market has generated a modest positive return of 0.24% for the second quarter and (1.0%) for 2018 to date.  The reduction in asset purchases by the Fed has been offset by reduced supply of Agency MBS, negating the negative effect of the former on the performance of the asset class.  A continued slowing of prepayment behavior has benefited higher coupon mortgages as well, further negating the effect of reduced purchases by the Fed.  Going forward, the continued compression of the yield curve should put downward pressure on both returns for Agency MBS as well as demand for the asset class.

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

Capital Expenditures

At June 30, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K filed with the SEC on March 9, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended June 30, 2018.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased	Per Share	Programs	the Authorization(1)
April	11,000	$2.20	11,000	489,000
May	5,400	2.35	5,400	483,600
June	14,872	2.45	14,872	468,728
Totals / Weighted Average	31,272	$2.35	31,272	468,728

(1)
On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. Unless modified or extended by the Board, the authorization expires on November 15, 2018.

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2018.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 3, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 3, 2018	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)