Form 10-Q
period 2018-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2018-11-02
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 2, 2018	12,682,445
Class B Common Stock, $0.001 par value	November 2, 2018	31,938
Class C Common Stock, $0.001 par value	November 2, 2018	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$212,116,707	$209,269,791
Unpledged	92,098	422,341
Total mortgage-backed securities	212,208,805	209,692,132
Cash and cash equivalents	6,153,586	6,103,250
Restricted cash	3,750,730	2,649,610
Orchid Island Capital, Inc. common stock, at fair value	11,020,261	14,105,934
Retained interests in securitizations	-	653,380
Accrued interest receivable	775,127	746,121
Property and equipment, net	3,316,852	3,359,312
Derivative assets, at fair value	242,188	-
Deferred tax assets, net	45,005,351	44,524,584
Other assets	4,069,979	2,754,474
Total Assets	$286,542,879	$284,588,797

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$203,742,239	$200,182,751
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	474,958	346,444
Other liabilities	1,946,894	1,562,914
Total Liabilities	232,968,531	228,896,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,684,245 shares issued and outstanding as of September 30, 2018 and 12,660,627 shares issued
and outstanding as of December 31, 2017	12,684	12,661
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2018 and December 31, 2017	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2018 and December 31, 2017	32	32
Additional paid-in capital	334,938,851	334,878,779
Accumulated deficit	(281,377,251)	(279,199,256)
Stockholders' Equity	53,574,348	55,692,248
Total Liabilities and Stockholders' Equity	$286,542,879	$284,588,797
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Advisory services	$5,933,461	$5,398,019	$1,873,002	$1,939,974
Interest income	6,135,025	4,075,160	2,054,249	1,513,511
Dividend income from Orchid Island Capital, Inc. common stock	1,261,630	1,880,245	380,009	638,415
Total revenues	13,330,116	11,353,424	4,307,260	4,091,900
Interest expense
Repurchase agreements	(2,795,728)	(1,110,387)	(1,049,174)	(503,632)
Junior subordinated notes	(1,097,497)	(914,055)	(388,012)	(316,176)
Net revenues	9,436,891	9,328,982	2,870,074	3,272,092

Other (expense) income:
Unrealized (losses) gains on mortgage-backed securities	(8,407,020)	(296,002)	(1,593,237)	168,034
Realized losses on mortgage-backed securities	(576,521)	(689)	(473,165)	-
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(3,085,673)	(823,308)	(410,410)	501,612
Gains (losses) on derivative instruments	3,558,272	(828,825)	947,850	(18,813)
Gains on retained interests in securitizations	1,105,056	389,568	1,356,887	85,451
Other income	1,047	1,223	133	366
Total other (expense) income	(7,404,839)	(1,558,033)	(171,942)	736,650

Expenses:
Compensation and related benefits	3,071,203	2,683,872	968,672	868,924
Directors' fees and liability insurance	481,838	498,140	160,613	165,040
Audit, legal and other professional fees	347,385	346,999	48,879	120,419
Administrative and other expenses	985,196	1,022,377	317,743	364,058
Total expenses	4,885,622	4,551,388	1,495,907	1,518,441

Net (loss) income before income tax (benefit) provision	(2,853,570)	3,219,561	1,202,225	2,490,301
Income tax (benefit) provision	(675,575)	1,283,181	328,735	989,081

Net (loss) income	$(2,177,995)	$1,936,380	$873,490	$1,501,220

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.17)	$0.15	$0.07	$0.12
CLASS B COMMON STOCK
Basic and Diluted	$(0.17)	$0.15	$0.07	$0.12
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,718,667	12,701,627	12,732,812	12,701,627
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine Months Ended September 30, 2018

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	(2,177,995)	(2,177,995)
Class A common shares sold directly to employees	83	199,914	-	199,997
Class A common shares repurchased and retired	(60)	(143,760)	-	(143,820)
Amortization of stock based compensation	-	3,918	-	3,918

Balances, September 30, 2018	$12,748	$334,938,851	$(281,377,251)	$53,574,348
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,177,995)	$1,936,380
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock based compensation	3,918	21,515
Depreciation	57,853	57,903
Deferred income tax (benefit) provision	(480,767)	1,200,403
Losses on mortgage-backed securities, net	8,983,541	296,691
Gains on retained interests in securitizations	(1,105,056)	(389,568)
Unrealized losses on Orchid Island Capital, Inc. common stock	3,085,673	823,308
Realized and unrealized gains on TBA securities	(19,297)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(29,006)	(198,270)
Other assets	(1,315,505)	20,445
Accrued interest payable	128,514	133,397
Other liabilities	383,980	(678,809)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,515,853	3,223,395

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(91,578,375)	(77,294,851)
Sales	60,431,192	1,654,834
Principal repayments	19,646,969	7,654,912
Payments received on retained interests in securitizations	426,414	945,645
Proceeds from termination of retained interests	4,968,740	-
Costs associated with termination of retained interests	(3,636,718)	-
Purchases of property and equipment	(15,393)	(29,379)
Net settlement of forward settling TBA contracts	(222,891)	-
Purchases of Orchid Island Capital, Inc. common stock	-	(1,204,235)
NET CASH USED IN INVESTING ACTIVITIES	(9,980,062)	(68,273,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,233,087,584	762,398,624
Principal repayments on repurchase agreements	(1,229,528,096)	(696,852,430)
Class A common shares repurchased and retired	(143,820)	-
Class A common shares sold directly to employees	199,997	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,615,665	65,546,194

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,151,456	496,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	8,752,860	5,651,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$9,904,316	$6,147,952

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,764,711	$1,891,045
Income taxes	$1,418,880	$261,492
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company's cash, cash equivalents and restricted cash as of September 30, 2018 and December 31, 2017.

(in thousands)
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$6,153,586	$6,103,250
Restricted cash	3,750,730	2,649,610
Total cash, cash equivalents and restricted cash	$9,904,316	$8,752,860

The Company maintains cash balances at several banks and, at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2018, the Company's cash deposits exceeded federally insured limits by approximately $4.8 million. The Company also maintains excess margin in accounts with derivative exchanges.  Restricted cash balances are uninsured, but are held in separate customer accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and derivative counterparties and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. Subsequent adjustments to fair value were reflected in the consolidated statements of operations.

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

The Company accounts for TBA securities as derivative instruments if either the TBA securities do not settle in the shortest period of time possible or if the Company cannot assert that it is probable at inception of the TBA transaction, or throughout its term, that it will take physical delivery of the MBS for a long position, or make delivery of the MBS for a short position, upon settlement of the trade. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock, derivative assets, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 15 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2018 and December 31, 2017, due to the short-term nature of these financial instruments.

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

The Company's U.S. federal income tax returns for years ended on or after December 31, 2015 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and Bimini Advisors are consolidated as a single tax paying entity.  Royal Palm files as a separate tax paying entity.

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2018 and 2017.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Management fee	$4,800	$4,230	$1,482	$1,528
Allocated overhead	1,133	1,168	391	412
Total	$5,933	$5,398	$1,873	$1,940

At September 30, 2018 and December 31, 2017, the net amount due from Orchid was approximately $0.6 million and $0.8 million, respectively. These amounts are included in "other assets" in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company's MBS portfolio as of September 30, 2018 and December 31, 2017:

(in thousands)
	September 30, 2018	December 31, 2017
Fixed-rate MBS	$210,267	$207,179
Interest-Only MBS	1,223	1,476
Inverse Interest-Only MBS	719	1,037
Total	$212,209	$209,692

At September 30, 2018 and December 31, 2017, the portfolio consisted entirely of securities with contractual maturities in excess of ten years.  Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 4.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company's retained interests in asset backed securities as of September 30, 2018 and December 31, 2017.  The retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Based on projected future cash flows, management determined, during the reporting quarter ended June 30, 2018, that the retained interests had no remaining fair value. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

(in thousands)
Series	Issue Date	September 30, 2018	December 31, 2017
HMAC 2004-3	June 30, 2004	$-	$177
HMAC 2004-4	August 16, 2004	-	386
HMAC 2004-5	September 28, 2004	-	90
Total		$-	$653

During the three months ended September 30, 2018, the Company completed a transaction whereby certain securitizations associated with its retained interest positions were terminated by exercising the Company's optional early termination rights.  As part of the early termination, the Company received net distributions of approximately $1.4 million, resulting in a gain of that amount.

NOTE 5.   REPURCHASE AGREEMENTS

As of September 30, 2018, the Company had outstanding repurchase agreement obligations of approximately $203.7 million with a net weighted average borrowing rate of 2.26%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $212.9 million, and cash pledged to counterparties of approximately $3.2 million.  As of December 31, 2017, the Company had outstanding repurchase agreement obligations of approximately $200.2 million with a net weighted average borrowing rate of 1.52%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $210.0 million, and cash pledged to counterparties of approximately $2.2 million.

As of September 30, 2018 and December 31, 2017, the Company's repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2018
Fair value of securities pledged, including accrued
interest receivable	$1,084	$137,102	$74,702	$-	$212,888
Repurchase agreement liabilities associated with
these securities	$828	$132,039	$70,875	$-	$203,742
Net weighted average borrowing rate	2.58%	2.22%	2.32%	-	2.26%
December 31, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$94,649	$115,350	$-	$209,999
Repurchase agreement liabilities associated with
these securities	$-	$90,686	$109,497	$-	$200,183
Net weighted average borrowing rate	-	1.47%	1.56%	-	1.52%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At September 30, 2018 and December 31, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $11.9 million and $11.7 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company's equity at September 30, 2018 or December 31, 2017.

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets
TBA Securities	Derivative assets, at fair value	$242	$-
Total derivative assets, at fair value		$242	$-

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$549	$442
TBA securities	Other liabilities	(438)	-
Total margin balances on derivative contracts		$111	$442

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company's cash accounts on a daily basis. A minimum balance, or "margin", is required to be maintained in the account on a daily basis. The tables below present information related to the Company's Eurodollar positions at September 30, 2018 and December 31, 2017.

($ in thousands)
As of September 30, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$100,000	2.41%	3.01%	$603
2020	100,000	2.64%	3.17%	523
2021	100,000	2.80%	3.13%	328
Total / Weighted Average	$100,000	2.62%	3.10%	$1,454

($ in thousands)
As of September 30, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.63%	3.01%	$359
2020	26,000	1.95%	3.17%	317
2021	26,000	2.22%	3.13%	237
Total / Weighted Average	$26,000	1.93%	3.10%	$913

($ in thousands)
As of December 31, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$60,000	1.90%	1.97%	$41
2019	60,000	2.32%	2.27%	(31)
2020	60,000	2.60%	2.36%	(145)
2021	60,000	2.80%	2.42%	(230)
Total / Weighted Average	$60,000	2.41%	2.25%	$(365)

($ in thousands)
As of December 31, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.84%	1.97%	$33
2019	26,000	1.63%	2.27%	$166
2020	26,000	1.95%	2.36%	$107
2021	26,000	2.22%	2.42%	$51
Total / Weighted Average	$26,000	1.91%	2.25%	$357

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The following table summarizes our contracts to purchase and sell TBA securities as of September 30, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$48,078	$48,320	$242

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Gains (Losses) On Derivative Instruments

The table below presents the effect of the Company's derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2018 and 2017.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$2,101	$(578)	$478	$(13)
Junior subordinated debt funding hedges	679	(251)	121	(6)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	759	-	-	-
Net TBA securities	19	-	349	-
Gains (losses) on derivative instruments	$3,558	$(829)	$948	$(19)

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

NOTE 7. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini's assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2018 and December 31, 2017.

($ in thousands)
	September 30, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$210,267	$-	$210,267	$207,179	$-	$207,179
Structured MBS - at fair value	1,850	-	1,850	2,091	-	2,091
Accrued interest on pledged securities	771	-	771	730	-	730
Restricted cash	3,202	549	3,751	2,208	442	2,650
Total	$216,090	$549	$216,639	$212,208	$442	$212,650

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under our derivative agreements as of September 30, 2018 and December 31, 2017. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	September 30, 2018	December 31, 2017
Cash	$438	$-
Total	$438	$-

NOTE 8. OFFSETTING ASSETS AND LIABILITIES

The Company's derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2018 and December 31, 2017.

(in thousands)
Offsetting of Assets
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Assets	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Received as	Received as	Net
	Assets	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2018
TBA securities	$242	$-	$242	$-	$(242)	$-

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2018
Repurchase Agreements	$203,742	$-	$203,742	$(200,540)	$(3,202)	$-
December 31, 2017
Repurchase Agreements	$200,183	$-	$200,183	$(197,975)	$(2,208)	$-

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

As of September 30, 2018 and December 31, 2017, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2018, the interest rate was 5.83%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

NOTE 10.  COMMON STOCK

The table below presents information related to Bimini Capital's Class A Common Stock issued during the nine and three months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,		Three Months Ended September 30,
Shares Issued Related To:	2018	2017	2018	2017
Shares sold directly to employees	83,332	-	-	-
Total shares of Class A Common Stock issued	83,332	-	-	-

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the nine months ended September 30, 2018 and 2017.

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

Through September 30, 2018, the Company repurchased a total of 59,714 shares at an aggregate cost of approximately $144,000, including commissions and fees, for a weighted average price of $2.41 per share.  Subsequent to that date, and through November 2, 2018, the Company has repurchased 1,800 shares for a net cost of approximately $4,000 and a weighted average price of $2.32 per share.

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

The following table presents the activity related to Performance Units during the nine months ended September 30, 2018 and 2017:

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2018		2017
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	41,000	$0.84	70,000	$1.23
Granted	-	-	-	-
Forfeited	(6,000)	0.84	-	-
Vested and issued	-	-	-	-
Unvested, end of period	35,000	$0.84	70,000	$1.23

Compensation expense during the period		$4		$22
Unrecognized compensation expense at period end		$2		$17
Weighted-average remaining vesting term (in years)		0.2		0.8
Intrinsic value of unvested shares at period end		$79		$195

NOTE 12.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at September 30, 2018.

NOTE 13.  INCOME TAXES

The total income tax (benefit) provision recorded for the nine months ended September 30, 2018 and 2017 was $(0.7) million and $1.3 million, respectively, on consolidated pre-tax book (loss) income of $(2.8) million and $3.2 million in the nine months ended September 30, 2018 and 2017, respectively. The total income tax provision recorded for the three months ended September 30, 2018 and 2017 was $0.3 million and $1.0 million, respectively, on consolidated pre-tax book income of $1.2 million and $2.5 million in the three months ended September 30, 2018 and 2017, respectively.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Reform Act should be used, if determinable. The tax provision for the nine and three months ended September 30, 2018 represents the Company's current best estimate based on management's current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

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

NOTE 14.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2018 and 2017.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2018 and 2017.

The Company has dividend eligible stock incentive plan shares that were outstanding during the nine and three months ended September 30, 2018. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Because there is no such obligation, the incentive plan shares are not included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2018 and 2017.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(2,173)	$1,931	$871	$1,497
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,684	12,632	12,684	12,632
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	70	35	70
Effect of weighting	35	-	14	-
Weighted average shares-basic and diluted	12,719	12,702	12,733	12,702
(Loss) income per Class A common share:
Basic and diluted	$(0.17)	$0.15	$0.07	$0.12

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(5)	$5	$2	$4
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.17)	$0.15	$0.07	$0.12

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the nine and three months ended September 30, 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

 The Company's MBS and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company's securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the treasury curve or spread to a benchmark such as a TBA security), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and the volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Mortgage-backed securities	$212,209	$-	$212,209	$-
Orchid Island Capital, Inc. common stock	11,020	11,020	-	-
TBA securities	242	-	242	-
December 31, 2017
Mortgage-backed securities	$209,692	$-	$209,692	$-
Orchid Island Capital, Inc. common stock	14,106	14,106	-	-
Retained interests in securitizations	653	-	-	653

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017:

(in thousands)
	Retained Interests in Securitizations
	Nine Months Ended September 30,
	2018	2017
Balances, January 1	$653	$1,114
Gain included in earnings	1,105	390
Collections	(1,758)	(946)
Balances, September 30	$-	$558

During the nine months ended September 30, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

The retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates.  Based on projected future cash flows, management determined, during the reporting quarter ended June 30, 2018, that the retained interests had no remaining fair value. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

NOTE 16.   SEGMENT INFORMATION

The Company's operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the nine months ended September 30, 2018 and 2017, were approximately $5.9 million and $5.4 million, respectively, accounting for approximately 45% and 48% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the nine months ended September 30, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$5,933	$-	$-		$-	$5,933
Advisory services, other operating segments(1)	185	-	-		(185)	-
Interest and dividend income	-	7,396	1		-	7,397
Interest expense	-	(2,796)	(1,097	)(2)	-	(3,893)
Net revenues	6,118	4,600	(1,096)		(185)	9,437
Other	-	(9,190)	1,785	(3)	-	(7,405)
Operating expenses(4)	(2,174)	(2,712)	-		-	(4,886)
Intercompany expenses(1)	-	(185)	-		185	-
Income (loss) before income taxes	$3,944	$(7,487)	$689		$-	$(2,854)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$5,398	$-	$-		$-	$5,398
Advisory services, other operating segments(1)	146	-	-		(146)	-
Interest and dividend income	-	5,955	-		-	5,955
Interest expense	-	(1,110)	(914	)(2)	-	(2,024)
Net revenues	5,544	4,845	(914)		(146)	9,329
Other	-	(1,698)	140	(3)	-	(1,558)
Operating expenses(4)	(2,539)	(2,012)	-		-	(4,551)
Intercompany expenses(1)	-	(146)	-		146	-
Income (loss) before income taxes	$3,005	$989	$(774)		$-	$3,220

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2018	$1,500	$269,186	$15,857	$286,543
December 31, 2017	1,632	267,429	15,528	284,589
September 30, 2017	2,095	267,004	20,730	289,829

NOTE 17. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both September 30, 2018 and December 31, 2017, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 2.9% of the outstanding shares.  The Company received dividends on this common stock investment of approximately $1.3 million and $0.4 million during the nine and three months ended September 30, 2018, respectively, and approximately $1.9 million and $0.6 million during the nine and three months ended September 30, 2017, respectively.

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

Through September 30, 2018, the Company repurchased a total of 59,714 shares at an aggregate cost of approximately $144,000, including commissions and fees, for a weighted average price of $2.41 per share.  Subsequent to that date, and through November 2, 2018, the Company has repurchased 1,800 shares for a net cost of approximately $4,000 and a weighted average price of $2.32 per share.

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

Results of Operations

Described below are the Company's results of operations for the nine and three months ended September 30, 2018, as compared to the nine and three months ended September 30, 2017.

Net (Loss) Income Summary

Consolidated net loss for the nine months ended September 30, 2018 was $2.2 million, or $0.17 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $1.9 million, or $0.15 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2017.

Consolidated net income for the three months ended September 30, 2018 was $0.9 million, or $0.07 basic and diluted income per share of Class A Common Stock, as compared to consolidated net income of $1.5 million, or $0.12 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2017.

The components of net (loss) income for the nine and three months ended September 30, 2018 and 2017, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Advisory services revenues	$5,933	$5,398	$535	$1,873	$1,940	$(67)
Interest and dividend income	7,397	5,955	1,442	2,434	2,152	282
Interest expense	(3,893)	(2,024)	(1,869)	(1,437)	(820)	(617)
Net revenues	9,437	9,329	108	2,870	3,272	(402)
Other expense	(7,405)	(1,558)	(5,847)	(172)	737	(909)
Expenses	(4,886)	(4,551)	(335)	(1,496)	(1,518)	22
Net (loss) income before income tax (benefit) provision	(2,854)	3,220	(6,074)	1,202	2,491	(1,289)
Income tax (benefit) provision	(676)	1,284	(1,960)	329	990	(661)
Net (loss) income	$(2,178)	$1,936	$(4,114)	$873	$1,501	$(628)

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Three Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
September 30, 2018	$948	$349	$478	$121
June 30, 2018	870	194	534	142
March 31, 2018	1,741	(523)	1,849	415
December 31, 2017	783	-	546	237
September 30, 2017	(19)	-	(13)	(6)
June 30, 2017	(832)	-	(581)	(251)
March 31, 2017	22	-	15	7

(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Nine Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
September 30, 2018	$3,558	$20	$2,861	$678
September 30, 2017	(829)	-	(579)	(250)

Losses on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
September 30, 2018	$(35)	$11	$(24)	$513	$110	$623
June 30, 2018	(108)	(19)	(127)	642	161	803
March 31, 2018	(154)	(33)	(187)	2,003	448	2,451
December 31, 2017	(170)	(42)	(212)	716	279	995
September 30, 2017	(162)	(40)	(202)	149	34	183
June 30, 2017	(152)	(37)	(189)	(429)	(214)	(643)
March 31, 2017	(115)	(60)	(175)	130	67	197

(in thousands)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
September 30, 2018	$(297)	$(41)	$(338)	$3,158	$719	$3,877
September 30, 2017	(429)	(137)	(566)	(150)	(113)	(263)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2018	$2,054	$1,049	$(35)	$1,084	$1,005	$970
June 30, 2018	2,001	937	(108)	1,045	1,064	$956
March 31, 2018	2,080	809	(154)	963	1,271	1,117
December 31, 2017	1,978	685	(170)	855	1,293	1,123
September 30, 2017	1,514	504	(162)	666	1,010	848
June 30, 2017	1,269	324	(152)	476	945	793
March 31, 2017	1,293	283	(115)	398	1,010	895

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2018	$6,135	$2,796	$(297)	$3,093	$3,339	$3,042
September 30, 2017	4,076	1,111	(429)	1,540	2,965	2,536

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2018	$1,005	$970	$388	$11	$377	$617	$593
June 30, 2018	1,064	956	372	(19)	391	692	$565
March 31, 2018	1,271	1,117	337	(33)	370	934	747
December 31, 2017	1,293	1,123	324	(42)	366	969	757
September 30, 2017	1,010	848	316	(40)	356	694	492
June 30, 2017	945	793	306	(37)	343	639	450
March 31, 2017	1,010	895	292	(60)	352	718	543

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2018	$3,339	$3,042	$1,097	$(41)	$1,138	$2,242	$1,904
September 30, 2017	2,965	2,536	914	(137)	1,051	2,051	1,485

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Bimini Capital and Royal Palm.  Segment information for the nine months ended September 30, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$5,933	$-	$-		$-	$5,933
Advisory services, other operating segments(1)	185	-	-		(185)	-
Interest and dividend income	-	7,396	1		-	7,397
Interest expense	-	(2,796)	(1,097	)(2)	-	(3,893)
Net revenues	6,118	4,600	(1,096)		(185)	9,437
Other	-	(9,190)	1,785	(3)	-	(7,405)
Operating expenses(4)	(2,174)	(2,712)	-		-	(4,886)
Intercompany expenses(1)	-	(185)	-		185	-
Income (loss) before income taxes	$3,944	$(7,487)	$689		$-	$(2,854)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$5,398	$-	$-		$-	$5,398
Advisory services, other operating segments(1)	146	-	-		(146)	-
Interest and dividend income	-	5,955	-		-	5,955
Interest expense	-	(1,110)	(914	)(2)	-	(2,024)
Net revenues	5,544	4,845	(914)		(146)	9,329
Other	-	(1,698)	140	(3)	-	(1,558)
Operating expenses(4)	(2,539)	(2,012)	-		-	(4,551)
Intercompany expenses(1)	-	(146)	-		146	-
Income (loss) before income taxes	$3,005	$989	$(774)		$-	$3,220

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment's proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2018	$1,500	$269,186	$15,857	$286,543
December 31, 2017	1,632	267,429	15,528	284,589
September 30, 2017	2,095	267,004	20,730	289,829

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

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2018	$3,601,776	$431,962	$1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	$361	$1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
December 31, 2017	3,837,575	459,322	1,625	408	2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Nine Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2018	3,688,255	463,614	4,800	1,133	5,933
September 30, 2017	3,492,033	406,426	4,230	1,168	5,398

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the nine months ended September 30, 2018, we generated $3.3 million of net portfolio interest income, consisting of $6.1 million of interest income from MBS assets offset by $2.8 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2017, we generated $3.0 million of net portfolio interest income, consisting of $4.1 million of interest income from MBS assets offset by $1.1 million of interest expense on repurchase liabilities. The $2.0 million increase in interest income for the nine months ended September 30, 2018 was due to a $55.9 million increase in average MBS balances, combined with a 32 basis point increase in yields earned on the portfolio.  The $1.7 million increase in interest expense for the nine months ended September 30, 2018 was due to a combination of a $54.6 million increase in average repurchase liabilities and an 87 basis point increase in cost of funds.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2018 and 2017 was $3.1 million and $1.5 million, respectively, resulting in $3.0 million and $2.5 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2018, we generated $1.0 million of net portfolio interest income, consisting of $2.1 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2017, we generated $1.0 million of net portfolio interest income, consisting of $1.5 million of interest income from MBS assets offset by $0.5 million of interest expense on repurchase liabilities.  The $0.6 million increase in interest income for the three months ended September 30, 2018 was due to a $28.2 million increase in average MBS balances, combined with a 58 basis point increase in yields earned on the portfolio.  The $0.5 million increase in interest expense for the three months ended September 30, 2018 was due to a combination of a $28.6 million increase in average repurchase liabilities and a 96 basis point increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended September 30, 2018 and 2017 was $1.1 million and $0.7 million, respectively, resulting in $1.0 million and $0.8 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2018 and 2017 and each quarter in 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2018	$198,367	$2,054	4.14%	$189,582	$1,049	$1,084	2.21%	2.29%
June 30, 2018	194,677	2,001	4.11%	184,621	937	1,045	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	809	963	1.64%	1.96%
December 31, 2017	203,841	1,978	3.88%	193,778	685	855	1.41%	1.77%
September 30, 2017	170,237	1,514	3.56%	161,003	504	666	1.25%	1.66%
June 30, 2017	134,188	1,269	3.78%	126,341	324	476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	398	0.94%	1.33%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2018	$200,102	$6,135	4.09%	$190,402	$2,796	$3,092	1.96%	2.17%
September 30, 2017	144,174	4,076	3.77%	135,761	1,110	1,540	1.09%	1.51%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2018	$1,005	$970	1.93%	1.85%
June 30, 2018	1,064	956	2.08%	1.84%
March 31, 2018	1,271	1,117	2.37%	2.05%
December 31, 2017	1,293	1,123	2.47%	2.11%
September 30, 2017	1,010	848	2.31%	1.90%
June 30, 2017	945	793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2018	$3,340	$3,043	2.13%	1.92%
September 30, 2017	2,965	2,535	2.68%	2.26%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on page 34 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 34 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $6.1 million for the nine months ended September 30, 2018 and $4.1 million for the nine months ended September 30, 2017.  Average MBS holdings were $200.1 million and $144.2 million for the nine months ended September 30, 2018 and 2017, respectively. The $2.0 million increase in interest income was due to combination of a 32 basis point increase in yields and a $55.9 million increase in average MBS holdings.

Our interest income was $2.1 million for the three months ended September 30, 2018 and $1.5 million for the three months ended September 30, 2017.  Average MBS holdings were $198.4 million and $170.2 million for the three months ended September 30, 2018 and 2017, respectively. The $0.6 million increase in interest income was due to a $28.2 million increase in average MBS holdings, combined with a 58 basis point increase in yields.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the nine months ended September 30, 2018 and 2017, and for each quarter during 2018 and 2017.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2018	$196,305	$2,062	$198,367	$2,008	$46	$2,054	4.09%	8.94%	4.14%
June 30, 2018	192,368	2,309	194,677	1,959	42	2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%
December 31, 2017	201,165	2,676	203,841	1,955	23	1,978	3.89%	3.55%	3.88%
September 30, 2017	167,081	3,156	170,237	1,524	(10)	1,514	3.65%	(1.28)%	3.56%
June 30, 2017	130,519	3,669	134,188	1,220	49	1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Nine Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2018	$197,820	$2,282	$200,102	$6,021	$114	$6,135	4.06%	6.66%	4.09%
September 30, 2017	140,254	3,920	144,174	3,954	122	4,075	3.76%	4.12%	3.77%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $190.4 million and $135.8 million, generating interest expense of $2.8 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.  Our average cost of funds was 1.96% and 1.09% for nine months ended September 30, 2018 and 2017, respectively.  There was an 87 basis point increase in the average cost of funds and a $54.6 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Our economic interest expense was $3.1 million and $1.5 million for the nine months ended September 30, 2018 and 2017, respectively. There was a 66 basis point increase in the average economic cost of funds to 2.17% for the nine months ended September 30, 2018 from 1.51% for the nine months ended September 30, 2017.  The $1.6 million increase in economic interest expense was due to the $54.6 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2018, combined with the negative performance of our derivative holdings attributed to the current period.

Our average outstanding balances under repurchase agreements were $189.6 million and $161.0 million, generating interest expense of $1.0 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively.  Our average cost of funds was 2.21% and 1.25% for three months ended September 30, 2018 and 2017, respectively.  There was a 96 basis point increase in the average cost of funds and a $28.6 million increase in average outstanding repurchase agreements during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

Our economic interest expense was $1.1 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively. There was a 63 basis point increase in the average economic cost of funds to 2.29% for the three months ended September 30, 2018 from 1.66% for the three months ended September 30, 2017.  The $0.4 million increase in economic interest expense was due to the $28.6 million increase in average outstanding repurchase agreements during the three months ended September 30, 2018, combined with the negative performance of our derivative agreements attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  Our average cost of funds calculated on a GAAP basis was 4 basis points above the average one-month LIBOR and 34 basis points below the average six-month LIBOR for the quarter ended September 30, 2018. Our average economic cost of funds was 12 basis points above the average one-month LIBOR and 26 basis points below the average six-month LIBOR for the quarter ended September 30, 2018. The average term to maturity of the outstanding repurchase agreements decreased from 38 days at December 31, 2017 to 27 days at September 30, 2018.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2018 and 2017, and for each quarter in 2018 and 2017, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2018	$189,582	$1,049	$1,084	2.21%	2.29%
June 30, 2018	184,621	937	1,045	2.03%	2.27%
March 31, 2018	197,001	809	963	1.64%	1.96%
December 31, 2017	193,778	685	855	1.41%	1.77%
September 30, 2017	161,003	504	666	1.25%	1.66%
June 30, 2017	126,341	324	476	1.02%	1.51%
March 31, 2017	119,938	283	398	0.94%	1.33%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2018	$190,402	$2,796	$3,092	1.96%	2.17%
September 30, 2017	135,761	1,110	1,540	1.09%	1.51%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2018	2.17%	2.55%	0.04%	(0.34)%	0.12%	(0.26)%
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%
December 31, 2017	1.36%	1.62%	0.05%	(0.21)%	0.41%	0.15%
September 30, 2017	1.20%	1.45%	0.05%	(0.20)%	0.46%	0.21%
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Nine Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2018	1.95%	2.38%	0.01%	(0.42)%	0.22%	(0.21)%
September 30, 2017	1.03%	1.42%	0.06%	(0.33)%	0.48%	0.09%

Dividend Income

At December 31, 2016, we owned 1,395,036 shares of Orchid common stock.  We acquired 125,000 additional shares in March 2017, bringing the total number of shares owned to 1,520,036 at September 30, 2017, December 31, 2017 and September 30, 2018.  Orchid paid total dividends of $0.83 per share and $0.25 per share during the nine and three months ended September 30, 2018, respectively, and  $0.1.26 per share and $0.42 per share during the nine and three months ended September 30, 2017, respectively.  During the nine and three months ended September 30, 2018, we received dividends on this common stock investment of approximately $1.3 million and $0.4 million, respectively, compared to $1.9 million and $0.6 million during the nine and three months ended September 30, 2017, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was $1.1 million and $0.9 million for the nine months ended September 30, 2018 and 2017, respectively.  The average rate of interest paid for the nine months ended September 30, 2018 was 5.57% compared to 4.64% for the comparable period in 2017.

Interest expense on our junior subordinated debt securities was $0.4 million and $0.3 million for the three month periods ended September 30, 2018 and 2017, respectively.  The average rate of interest paid for the three months ended September 30, 2018 was 5.84% compared to 4.76% for the comparable period in 2017.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of September 30, 2018, the interest rate was 5.83%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2018 and 2017.
(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Realized losses on sales of MBS	$(577)	$(1)	$(576)	$(473)	$-	$(473)
Unrealized (losses) gains on MBS	(8,407)	(296)	(8,111)	(1,593)	168	(1,761)
Total (losses) gains on MBS	(8,984)	(297)	(8,687)	(2,066)	168	(2,234)
Gains (losses) on derivative instruments	3,558	(829)	4,387	947	(19)	966
Gains on retained interests in securitizations	1,105	390	715	1,357	85	1,272
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock	(3,086)	(823)	(2,263)	(410)	501	(911)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the nine months ended September 30, 2018, the Company received proceeds of $60.4 million from the sales of MBS.   During the nine months ended September 30, 2017, the Company received proceeds of $1.7 million. There were no sales of MBS during the three months ended September 30, 2018 or 2017.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2018 and 2017.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac's Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the nine and three months ended September 30, 2018, we recorded gains on retained interests of $1.1 million and $1.4 million, respectively, compared to $0.4 million and $0.1 million, respectively, for the nine and three months ended September 30, 2017. During the three months ended September 30, 2018, the Company completed a transaction whereby certain securitizations associated with its retained interest positions were terminated by exercising the Company's optional early termination rights. As part of the early termination, the Company received net distributions of approximately $1.4 million, resulting in a gain of that amount.

Operating Expenses

For the nine and three months ended September 30, 2018, our total operating expenses were approximately $4.9 million and $1.5 million, respectively, compared to approximately $4.6 million and $1.5 million for the nine and three months ended September 30, 2017, respectively.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2018 and 2017.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Compensation and related benefits	$3,071	$2,684	$387	$969	$869	$100
Legal fees	71	81	(10)	(35)	40	(75)
Accounting, auditing and other professional fees	276	266	10	84	80	4
Directors' fees and liability insurance	482	498	(16)	161	165	(4)
Administrative and other expenses	986	1,022	(36)	317	364	(47)
	$4,886	$4,551	$335	$1,496	$1,518	$(22)

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2018, our MBS portfolio consisted of $212.2 million of agency or government MBS at fair value and had a weighted average coupon of 4.25%.  During the nine months ended September 30, 2018, we received principal repayments of $19.6 million compared to $7.7 million for the comparable period ended September 30, 2017.  The average prepayment speeds for the quarters ended September 30, 2018 and 2017 were 9.5% and 8.3%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2018	8.6	13.5	9.5
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6
December 31, 2017	7.2	16.9	8.8
September 30, 2017	5.2	18.8	8.3
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of September 30, 2018 and December 31, 2017:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2018
Fixed Rate MBS	$210,267	99.1%	4.26%	325	1-Aug-48
Interest-Only MBS	1,223	0.6%	3.43%	220	25-Dec-39
Inverse Interest-Only MBS	719	0.3%	4.47%	269	25-Apr-41
Total MBS Portfolio	$212,209	100.0%	4.25%	324	1-Aug-48
December 31, 2017
Fixed Rate MBS	$207,179	98.8%	4.21%	321	1-Dec-47
Interest-Only MBS	1,476	0.7%	3.43%	229	25-Dec-39
Inverse Interest-Only MBS	1,037	0.5%	5.01%	278	25-Apr-41
Total MBS Portfolio	$209,692	100.0%	4.21%	320	1-Dec-47

($ in thousands)
	September 30, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$194,782	91.8%	$178,581	85.2%
Freddie Mac	17,285	8.1%	30,896	14.7%
Ginnie Mae	142	0.1%	215	0.1%
Total Portfolio	$212,209	100.0%	$209,692	100.0%

	September 30, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$106.84	$109.06
Weighted Average Structured Purchase Price	$6.02	$6.02
Weighted Average Pass-through Current Price	$103.20	$107.13
Weighted Average Structured Current Price	$6.80	$7.06
Effective Duration (1)	4.839	3.832

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 4.839 indicates that an interest rate increase of 1.0% would be expected to cause a 4.839% decrease in the value of the MBS in our investment portfolio at September 30, 2018.  An effective duration of 3.832 indicates that an interest rate increase of 1.0% would be expected to cause a 3.832% decrease in the value of the MBS in our investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the nine months ended September 30, 2018 and 2017.

($ in thousands)
	Nine Months Ended September 30,
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$91,578	$104.72	3.67%	$77,295	$107.68	2.70%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2018, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS' effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$210,267	$8,354	$(11,724)	$(24,755)	3.97%	(5.58)%	(11.77)%
Interest-Only MBS	1,223	(309)	169	254	(25.31)%	13.82%	20.80%
Inverse Interest-Only MBS	719	(26)	(106)	(278)	(3.67)%	(14.68)%	(38.71)%
Total MBS Portfolio	$212,209	$8,019	$(11,661)	$(24,779)	3.78%	(5.50)%	(11.68)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$1,200,000	$(2,251)	$3,000	$6,000	(0.77)%	1.03%	2.06%
Junior Subordinated Debt Hedges	312,000	(585)	780	1,560	(0.77)%	1.03%	2.06%
TBA Contracts	50,000	(2,752)	3,394	6,873	(5.75)%	7.10%	14.37%
	$1,562,000	$(5,588)	$7,174	$14,433	(0.36)%	0.46%	0.92%

Gross Totals		$2,431	$(4,487)	$(10,346)

(1)	Represents the total cumulative contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of September 30, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2018, we had obligations outstanding under the repurchase agreements of approximately $203.7 million with a net weighted average borrowing cost of 2.26%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 54 days, with a weighted average maturity of 27 days.  Securing the repurchase agreement obligation as of September 30, 2018 are MBS with an estimated fair value, including accrued interest, of $212.9 million and a weighted average maturity of 325 months.  Through November 2, 2018, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2018 with maturities through January 18, 2019.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
			Difference Between Ending
	Ending Balance	Average Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Amount	Percent
September 30, 2018	$203,742	$189,582	$14,160	7.47%
June 30, 2018	175,422	184,621	(9,199)	(4.98)%
March 31, 2018	193,820	197,001	(3,181)	(1.61)%
December 31, 2017	200,183	193,778	6,405	3.31%
September 30, 2017	187,374	161,003	26,371	16.38	%(1)
June 30, 2017	134,633	126,341	8,292	6.56%
March 31, 2017	118,049	119,938	(1,889)	(1.57)%

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2017 reflects the growth of the portfolio, on a leveraged basis. During the quarter ended September 30, 2017, our investment in PT MBS increased $56.1 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our principal immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio. As further described in Note 4 to the financial statements, during the three months ended September 30, 2018, certain securitizations associated with our retained interest positions were terminated for a net distribution of approximately $1.4 million.  Historically, the ongoing regular cash flows from these retained interest positions provided the Company with liquidity, however, the predictability of such cash flows diminished in recent months which contributed to the decision to terminate and collect a one-time final distribution.  Future cash flows from the remaining unterminated positions is expected to be negligible.  Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings, (c) the payment of overhead and operating expenses, and (d) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of September 30, 2018, we had cash and cash equivalents of $6.2 million.  We generated cash flows of $25.8 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $190.4 million during the nine months ended September 30, 2018.  In addition, during the nine months ended September 30, 2018, we received approximately $6.0 million in management fees and expense reimbursements as manager of Orchid and approximately $1.3 million in dividends from our investment in Orchid common stock. As discussed above, during the quarter ended September 30, 2018, we received approximately $1.4 million in connection with the termination of certain securitizations associated with our retained interests.  We do not expect to generate cash in similar transactions in future periods.

The table below summarizes the effect that certain future contractual obligations existing as of September 30, 2018 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$203,742	$-	$-	$-	$203,742
Interest expense on repurchase agreements(1)	755	-	-	-	755
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,597	3,080	3,076	18,788	26,541
Other	250	-	-	-	250
Totals	$206,344	$3,080	$3,076	$44,788	$257,288

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2018 and the remaining term of liabilities existing at that date.
(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

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

Interest Rates and the MBS Market

The economy of the United States grew by over 4% during the second quarter of 2018 and likely grew by 3% or more during the third quarter.  Economic growth that handily exceeds what most economists estimate as the sustainable growth rate of the economy may generate price pressure in the economy.  Inflation, running below the target level of the Federal Reserve (the "Fed") for most of the past several years, reached the Fed's 2% target level during the third quarter. On October 5, 2018, the Bureau of Labor Statistics reported the U3 unemployment rate reached 3.7% in September, the lowest level since December 1969.  The unemployment rate appears to be headed lower given strength of job gains year to date.

During the second quarter of 2018 the interest rate and equity markets appeared to be driven by external factors more than the performance of the economy.  The specter of a trade war, or wars, with our various trading partners was a constant source of concern to market participants.  The Trump administration did not appear to be making any progress with our trading partners even as it announced new tariffs on several occasions.  A regime change in Italy also impacted the markets as a new threat to the stability of the European Union appeared to emerge.  The new Italian government coalition threatened to leave the European Union and bring back the Lire during the campaign leading up to its victory in late May.  The economic data reported over the course of the second quarter was consistently strong, but the markets reacted more to these external factors.  This changed during the third quarter.  Several factors led to this change.

The Trump administration finally had a breakthrough on the trade front when it reached an agreement in principle with Mexico.  By the end of September, the Trump administration also reached an agreement with Canada, thus averting the demise of NAFTA that was widely feared.  The new agreement, the United States Mexico Canada Agreement, or "USMCA" as it will be called, will now move through the ratification process over approximately the next six months.  These developments seemed to calm the markets and demonstrate that the Trump administration could reach agreements with our trading partners.  Tensions with China over trade have not subsided and new tariffs were implemented during the third quarter.  However, the tariffs were set at 10%, versus the 25% level the market feared, and will not go into effect until January 2019.  The tariffs on $50 billion of goods imported from China each year threatened by the Trump administration earlier this year did go into effect during the quarter, but the impact of these tariffs is not expected to be material.

Developments in Italy are on-going, but the threat of Italy leaving the European Union appears to be gone for now.  What remains to be resolved is Italy's compliance, or lack thereof, with the various budget and deficit guidelines of the European Union and European Central Bank.  There is also the threat of a ratings downgrade later this month, a potential source of an adverse market reaction.

The difference between the second quarter and the third is the market now takes its direction from the economy versus the external developments described above. The trade wars are not perceived to be the threat they once were, or their effect will likely be less than feared.  Developments in Italy are not as bad as feared.  Finally, the economy continued to appear very strong in the third quarter, and the Fed has acknowledged as much through its public comments.  On September 7, 2018, the Bureau of Labor Statistics released the August employment data and the average hourly earnings number exceeded market expectations and triggered a sell-off in the rates market.  The ten-year U.S. Treasury note rates eventually broke out of the trading range in place since late May of 2.80% - 3.00% and began moving steadily higher.  In fact, the 10-year U.S. Treasury rate closed higher 22 times during the 30-day period from August 24, 2018 through October 5, 2018. This was the first time that the 10-year U.S. Treasury rate increased this many times in a 30-day period since 1984, when rates were close to 14%. These increases caused the yield on the 10-year U.S. Treasury rate to increase by over 40 basis points in just 30 days, setting a new year-to-date high yield, as did the 30-year U.S. Treasury (increasing 42 basis points during the same period).  In fact, many short-term U.S. Treasury rates are at their highest level since the financial crisis began.

At its quarterly meeting that concluded on September 26, 2018, the Fed acknowledged the economy was strong and the summary of economic projections reflected their optimism.  The so-called "dot plot", or summary of committee member forecasts for the Federal Funds rate, reflected expectations for one more rate hike in 2018, three in 2019 and possibly one more hike in 2020.

The Agency MBS market was impacted by several factors during the quarter.  The performance drivers were the movement in interest rates, the continued decline in the Fed's reinvestments of its monthly pay-downs – which hit its cap in mid-October, and the relative attractiveness of the Agency MBS asset class. As interest rates moved steadily higher starting in late August, prepayment expectations were not materially affected. This is because refinancing activity had already been on a steady decline and the MBA's refinance index was at multi-year lows.  As the cap on the Fed's reinvestment of its their pay-downs hit in mid-October, which limits re-investments of monthly pay-downs only to the extent they exceed $20 billion per month, an important source of demand for the Agency MBS asset class is essentially gone. However, the rise in rates over the course of the period, and in fact the last two years, mitigated this problem as the supply of Agency MBS declined. The third driver of performance was the attractiveness of the Agency MBS asset class on a relative return basis with other asset classes.  However, recent production of Agency MBS has frequently had characteristics that negatively impact the anticipated total returns of the securities.  In this case the spread between the weighted average coupon of the underlying mortgage loans and the net rate received by the investor is quite high.  This leads to higher prepayment activity for the given coupon versus more typical spreads.  Also, average loan balances appear higher than what market participants are accustomed to and average FICO scores are higher as well.  All three of these factors tend to increase prepayment expectations and negatively impact expected returns for the securities.  This has negatively impacted the relative attractiveness of the MBS asset class and has manifested itself in the relative performance versus investment and sub-investment grade corporate securities, various non-Agency RMBS, commercial mortgage backed securities and asset-backed securities.  The spread of the 30-year, current coupon Agency MBS has traded between 70 and 74 basis points above the 10-year U.S. treasury during the quarter but has traded as high as 78 basis points in October.  For the quarter the Bloomberg Agency MBS index had a slightly negative return of -0.12%, a year-to-date return through the end of the third quarter of -1.07% and a negative 0.63% return in the fourth quarter to date. When interest rates broke through previous year-to-date high levels in early October, Agency MBS performed poorly as investors feared the duration extension of the securities and sold them, a phenomenon referred to as convexity related selling.

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

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed's reinvestment of payments received on its U.S. Treasuries and Agency MBS holdings. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. In October 2018, the Fed reached its terminal cap of $20 billion per month.  Going forward, the Fed will only purchase Agency MBS to the extent paydowns on the Fed's holdings exceed $20 billion in any given month.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed's September 2017 announcement, the cap reached $20 billion per month in October of 2018.  At the time of the Fed's announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October of 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond October of 2018, the removal of this source of demand could negatively impact Agency MBS prices.  The extent this negatively impacts the Agency MBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed.

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

Summary

By most estimates the U.S. economy had fully recovered from the financial crisis of 2008 when the Trump administration passed the Tax Cuts and Jobs Act of 2017 and the Bipartisan Budget Act of 2018, which added a significant source of fiscal stimulation to the economy.  As expected, growth has accelerated, reaching 4% annualized in the second quarter of 2018 and likely over 3% in the third quarter.  The economic data has in many cases reached multi-year or, in some cases, multi-decade levels.  The economy appears to have considerable momentum as it enters the fourth quarter.  Up until the third quarter, it appeared the markets had a muted reaction to these developments, being driven by external factors like the threat of a trade war escalation and/or developments in Italy and various emerging markets.  During the third quarter, the Trump administration finally had a break-through on the trade front and is close to finalizing a revised NAFTA agreement with Mexico and Canada, to be named the USMCA.  The markets took this as a sign that the Trump administration was capable of agreements with its major trading partners and the threat of a material trade war disrupting the domestic economy faded.  The Fed raised the Federal Funds rate at its September meeting and indicated it expects to continue their gradual pace of rate hikes into 2020.

The Agency MBS market generated a slight negative return of - 0.12% as interest rates increased significantly during the third quarter of 2018.  Year-to-date through the end of the third quarter of 2018, the Agency MBS market has generated a -1.07% return. The returns in the preceding sentences are as reported by the Bloomberg Agency MBS Index. Given the extent by which interest rates had risen through the end of the third quarter this was a commendable performance. However, when interest rates broke through previous year-to-date high levels in early October, Agency MBS performed poorly as investors feared the duration extension of the securities and sold them, a phenomenon often referred to as convexity related selling. The return of the Bloomberg Agency MBS index in the fourth quarter to date is -0.63%.

For the past several years, a significant source of demand for Agency MBS, the Fed, through reinvestment of its monthly pay-downs, essentially exited the market as of mid-October. Going forward, the relative performance of the Agency MBS asset class will be driven by demand from banks and money managers, historically core investors in the Agency MBS asset class, and the relative attractiveness of the Agency MBS asset class.

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

Capital Expenditures

At September 30, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents share repurchase activity for the three months ended September 30, 2018.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased	Per Share	Programs(2)	the Authorization(1)
July	6,589	$2.51	6,589	462,139
August	19,100	2.48	19,100	443,039
September	2,753	2.36	2,753	440,286
Totals / Weighted Average	28,442	$2.48	28,442	440,286

(1)
On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. Unless modified or extended by the Board, the authorization expires on November 15, 2018.

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2018.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: November 2, 2018	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 2, 2018	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)