Form 10-K
period 2018-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2019-03-20
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐Smaller Reporting Company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2018:

Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,631,809	$20,500,000 (a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2018.
(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 20, 2019	12,708,555
Class B Common Stock, $0.001 par value	March 20, 2019	31,938
Class C Common Stock, $0.001 par value	March 20, 2019	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K.

BIMINI CAPITAL MANAGEMENT, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this annual report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “should,” “may,” “plans,” “projects,” “will,” or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the following subjects are forward-looking by their nature:

•	our business and investment strategy;
•	our expected operating results;
•	our ability to acquire investments on attractive terms;
•	the effect of actual or proposed actions of the U.S. Federal Reserve with respect to monetary policy or interest rates;
•	the effect of rising interest rates on unemployment, inflation and mortgage supply and demand;
•	the effect of prepayment rates on the value of our assets;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
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

•	the impact of possible future changes in tax laws;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	market trends;
•	expected capital expenditures;
•	the impact of technology on our operations and business, and
•	the eventual phase-out of the LIBOR index and its impact on our LIBOR sensitive assets, liabilities and funding hedges

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

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: investing in mortgage-backed securities (“MBS”) in our own portfolio, and serving as the external manager of Orchid Island Capital, Inc. (“Orchid”) which also invests in MBS.  In both cases, the principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. The investment strategy focuses on, and the portfolios consist of, two categories of Agency MBS: (i) traditional pass-through Agency MBS and (ii) structured Agency MBS, such as collateralized mortgage obligations (“CMOs”), interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency MBS. The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The investment portfolio segment includes the investment activities conducted at Bimini Capital’s wholly-owned subsidiary, Royal Palm Capital, LLC (“Royal Palm”). The investment portfolio segment receives revenue in the form of interest and dividend income on its investments. The investment portfolio is internally managed by Bimini Capital’s wholly-owned subsidiary, Bimini Advisors Holdings, LLC (“Bimini Advisors) pursuant to the terms of a management agreement. References to the general management of the Company’s portfolio of MBS refer to the operations of Royal Palm.

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

The Investment and Capital Allocation Strategy

Investment Strategy

With respect to our own portfolio, the business objective is to provide attractive risk-adjusted total returns to our investors over the long term through a combination of capital appreciation and interest income. We intend to achieve this objective by investing in and strategically allocating capital between pass-through Agency MBS and structured Agency MBS. We seek to generate income from (i) the net interest margin on the leveraged pass-through Agency MBS portfolio and the leveraged portion of the structured Agency MBS portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to minimize the volatility of both the net asset value of, and income from, the portfolio through a process which emphasizes capital allocation, asset selection, liquidity and active interest rate risk management.

We fund the pass-through Agency MBS and certain of the structured Agency MBS, such as fixed and floating rate tranches of CMOs and POs, through repurchase agreements. However, we generally do not employ leverage on the structured Agency MBS that have no principal balance, such as IOs and IIOs, because those securities contain structured leverage. We may pledge a portion of these assets to increase the cash balance, but we do not intend to invest the cash derived from pledging the assets.

The target asset categories and principal assets in which we intend to invest are as follows:

Pass-through Agency MBS

We invest in pass-through securities, which are securities secured by residential real property in which payments of both interest and principal on the securities are generally made monthly. In effect, these securities pass through the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the loan servicer and the guarantor of the securities. Pass-through certificates can be divided into various categories based on the characteristics of the underlying mortgages, such as the term or whether the interest rate is fixed or variable.

The payment of principal and interest on mortgage pass-through securities issued by Ginnie Mae, but not the market value, is guaranteed by the full faith and credit of the federal government. Payment of principal and interest on mortgage pass-through certificates issued by Fannie Mae and Freddie Mac, but not the market value, is guaranteed by the respective agency issuing the security.

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, foreclosure or accelerated amortization by the borrower. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

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

The mortgage loans underlying pass-through certificates can generally be classified into the following three categories:

•
Fixed-Rate Mortgages. Fixed-rate mortgages are those where the borrower pays an interest rate that is constant throughout the term of the loan. Traditionally, most fixed-rate mortgages have an original term of 30 years. However, shorter terms (also referred to as “final maturity dates”) are also common. Because the interest rate on the loan never changes, even when market interest rates change, there can be a divergence between the interest rate on the loan and current market interest rates over time. This in turn can make fixed-rate mortgages price-sensitive to market fluctuations in interest rates. In general, the longer the remaining term on the mortgage loan, the greater the price sensitivity to movements in interest rates and, therefore, the likelihood for greater price variability.

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

•
CMOs. CMOs are a type of MBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities issued directly by or under the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally, fixed-rate MBS are used to collateralize CMOs. However, the CMO tranches need not all have fixed-rate coupons. Some CMO tranches have floating rate coupons that adjust based on market interest rates, subject to some limitations. Such tranches, often called “CMO floaters,” can have relatively low price sensitivity to interest rates.

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie MBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, London Interbank Offered Rate (“LIBOR”) and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

We allocate our capital between two sub-portfolios. The pass-through Agency MBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency MBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage typically will be a function of the capital allocated to the pass-through Agency MBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency MBS portfolio is high, we expect that the leverage ratio will be high because more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower because our lenders will lend less against the value of the capital deployed to the pass-through Agency MBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

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

•
Liquidity — We seek to maintain adequate cash and unencumbered securities relative to our repurchase agreement borrowings well in excess of anticipated price or prepayment related margin calls from our lenders. To the extent we feel price or prepayment related margin calls will be higher/lower, we will typically allocate less/more capital to the pass-through Agency MBS portfolio. Our pass-through Agency MBS portfolio likely will be our only source of price or prepayment related margin calls because we generally will not apply leverage to our structured Agency MBS portfolio. From time to time we may pledge a portion of our structured securities and retain the cash derived so it can be used to enhance our liquidity.

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

Agency MBS Backed by Fixed-Rate Mortgages. As interest rates rise, our borrowing costs increase; however, the income on our Agency MBS backed by fixed-rate mortgages remains unchanged. We may seek to limit increases to our borrowing costs through the use of interest rate swap or cap agreements, options, put or call agreements, futures contracts, forward rate agreements or similar financial instruments to economically convert our floating-rate borrowings into fixed-rate borrowings.

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but we may enter into other derivatives in the future.

A futures contract is a legally binding agreement to buy or sell a financial instrument in a designated future month at a price agreed upon at the initiation of the contract by the buyer and seller.  A futures contract differs from an option in that an option gives one of the counterparties a right, but not the obligation, to buy or sell, while a futures contract represents an obligation of both counterparties to buy or sell a financial instrument at a specified price.

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

We treat whole-pool pass-through Agency MBS as qualifying real estate assets based on no-action letters issued by the staff of the SEC. In August 2011, the SEC, through a concept release, requested comments on interpretations of Section 3(c)(5)(C). To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may fail to qualify for this exemption. We manage our pass-through Agency MBS portfolio such that we have sufficient whole-pool pass-through Agency MBS to ensure we maintain our exemption from registration under the Investment Company Act. At present, we generally do not expect that our investments in structured Agency MBS will constitute qualifying real estate assets, but will constitute real estate-related assets for purposes of the Investment Company Act.

Employees

As of December 31, 2018, we had 7 full-time employees.

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

Under a normal yield curve, an investment in Agency MBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. While Fannie Mae, Freddie Mac or Ginnie Mae guarantee the principal and interest payments related to the Agency MBS we own, this guarantee does not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and cash available to fund our operations.

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, the U.S. and many countries in Europe have experienced inverted yield curves. Given the volatile nature of the U.S. economy and the Fed’s recent increase and possible future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations.

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

We cannot predict the impact, if any, on our earnings of the proposed restructuring of the Federal Housing Finance Agency (the “FHFA”) to Fannie Mae’s and Freddie Mac’s existing infrastructures to align the standards and practices of these entities.

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

Commencing June 3, 2019, Freddie Mac and Fannie Mae will commence use of a common, single mortgage-backed security, which will be known as the Uniform Mortgage-Backed Security (“UMBS”).  Once implemented, Fannie Mae and Freddie Mac pools will be eligible for conversion into UMBS pools. The conversion is not mandatory, and some pools will likely not be converted. UMBS is intended to enhance liquidity in the TBA market as the two GSE’s floats are combined, eliminate or reduce the market pricing subsidy that Freddie Mac currently provides to lenders to pool their loans with Freddie Mac instead of Fannie Mae, and pave the way for future GSE reform by allowing new participants to enter the MBS guarantee market. However, there are risks associated with the implementation of the UMBS as well.

The current float of Gold Participation Certificates (“Gold PCs”) issued by Freddie Mac is materially smaller than the float of Fannie Mae securities.  To the extent Gold PCs are converted into UMBS, the float would contract further. A further decline could impact the liquidity of Gold PCs not converted into UMBS.  Secondly, the TBA deliverable could deteriorate as the Fannie Mae and Freddie Mac pools with the worst prepayment characteristics are delivered into new TBA securities, concentrating the poorest pools into the TBA deliverable, which would negatively impact their performance.  To the extent investors recognize the relative performance of Fannie Mae or Freddie Mac pools over the other, they may stipulate that they only wish to be delivered TBA securities with pools from the better performing GSE.  Bifurcating the TBA deliverable could negativley impact, liquidity in the TBA market.

The second principle of the October 2012 white paper is to establish an operating framework for Fannie Mae and Freddie Mac that is consistent with housing finance reform progress that encourages and accommodates increased participation of private capital in assuming credit risk associated with the secondary mortgage market.

The FHFA recognizes the challenges faced in these formative stages which may or may not be surmountable, such as the absence of meaningful secondary mortgage market mechanisms beyond Fannie Mae, Freddie Mac and Ginnie Mae. In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations for announcing a framework for the development of a policy for comprehensive housing finance reform soon. At this time, however, no decisions have been made on any reform plan. As a result, it is uncertain if the proposals will be enacted, what exactly will be enacted, and how they will be enacted.  As a result, we cannot be certain what the effects of the enactment will have on our book value, earnings or cash available for distribution to stockholders.

Purchases and sales of Agency MBS by the Fed may adversely affect the price and return associated with Agency MBS.

The Fed owned approximately $1.6 trillion of Agency MBS as of December 31, 2018. The Fed's former policy was to reinvest principal payments from its holdings of Agency MBS into new Agency MBS purchases. During its meeting in September 2017, the FOMC directed the Open Market Trading Desk (the "Desk") at the Fed Bank of New York to initiate, in October 2017, the program to gradually reduce the reinvestment of principal payments from the Fed’s securities holdings. Specifically, the FOMC directed the Desk to reinvest each month’s principal payments from Treasury securities, agency debt, and Agency MBS only to the extent that such payments exceed gradually rising caps. The Fed also announced at the September 2017 meeting that it would be reducing its holdings of U.S. Treasury bonds and mortgage-backed securities, starting in October 2017. These steps have been referred to as the Fed’s “balance sheet normalization”. Fed Chairman Jerome Powell made statements following the January 2019 meeting that the Fed is evaluating the appropriate timing for the end of the Fed’s balance sheet normalization and will finalize its plan to do so at a later meeting. In its January 30, 2019 release, the Fed said that the FOMC is prepared to adjust any of the details for completing balance sheet normalization in light of economic and financial developments.

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

In the case of residential mortgages, there are seldom any restrictions on borrowers’ ability to prepay their loans.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Prepayment rates also may be affected by other factors, including, without limitation, conditions in the housing and financial markets, governmental action, general economic conditions and the relative interest rates on ARMs, hybrid ARMs and fixed-rate mortgage loans. With respect to pass-through Agency MBS, faster-than-expected prepayments could also materially adversely affect our business, financial condition and results of operations in various ways, including, if we are unable to quickly acquire new Agency MBS that generate comparable returns to replace the prepaid Agency MBS.

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

We intend to maintain master repurchase agreements with several counterparties. We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Any decline in the value of Agency MBS, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with the terms of any financing arrangements already in place. We may be unable to diversify the credit risk associated with our lenders. In the event that we cannot obtain sufficient funding on acceptable terms, our business, financial condition and results of operations may be adversely affected.

Furthermore, because we intend to rely primarily on short-term borrowings to fund our acquisition of Agency MBS, our ability to achieve our investment objective will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.

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

To the extent that our hedging instruments are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, exchange and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if any of these issues causes a counterparty to fail to perform under a derivative agreement we could incur a significant loss.

For example, if a swap exchange utilized in an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the exchange becomes insolvent or files for bankruptcy. Similarly, if an interest rate swaption counterparty fails to perform under the terms of the interest rate swaption agreement, in addition to not being able to exercise or otherwise cash settle the agreement, we could also incur a loss for the premium paid for that swaption.

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

We may utilize TBA dollar roll transactions as a means of investing in and financing Agency MBS securities. TBA contracts enable us to purchase or sell, for future delivery, Agency MBS with certain principal and interest terms and certain types of collateral, but the particular Agency MBS to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll." The Agency MBS purchased for a forward settlement date under the TBA contract are typically priced at a discount to Agency MBS for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest income earned from carrying the underlying Agency MBS over the roll period (interest income less implied financing cost). Consequently, dollar roll transactions and such forward purchases of Agency MBS represent a form of off-balance sheet financing and increase our "at risk" leverage.

Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency MBS purchased for a forward settlement date under the TBA contract are priced at a premium to Agency MBS for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency MBS or declines in purchases of Agency MBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation, we are subject to margin calls on our TBA contracts. Further, our clearing and custody agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions and adversely affect our financial condition and results of operations.

Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty risks.

We purchase some of our Agency MBS through forward settling transactions, including TBAs. In a forward settling transaction, we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency MBS, or (ii) a TBA, or to-be-issued, Agency MBS with certain terms. As with any forward purchase contract, the value of the underlying Agency MBS may decrease between the trade date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency MBS at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.

We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

We rely on analytical models, and information and other data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and in connection with our asset management activities. If our models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks.

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

All valuation models rely on correct market data input. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations could be materially adversely affected.

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

We calculate our leverage ratio by dividing our total liabilities by total equity at the end of each period. Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operations. For example, our repurchase agreement borrowings are secured by our pass-through Agency MBS and may be secured by a portion of our structured Agency MBS under repurchase agreements. A decline in the market value of the pass-through Agency MBS or structured Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

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

If a repurchase agreement counterparty defaults on their obligations to resell the Agency MBS back to us at the end ot the repurchase term, or if the value of the Agency MBS has declined by the end of the repurchase transaction term or if we default on our obligations under the repurchase transaction, we will lose money on these transactions, which, in turn, may materially adversely affect our business, financial condition and results of operations.

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

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our focus on mitigating the risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

The current administration of the U.S. government has announced that it may implement initiatives intended to stimulate the U.S. economy. No assurance can be given that these initiatives will beneficially impact the economy or our business. To the extent the markets respond favorably to these initiatives, if these initiatives do not function as intended or interest rates increase as a result of these initiatives, the pricing, supply, liquidity and value of our assets and the availability of financing on attractive terms may be materially adversely affected.

The Basel III standards and other supplementary regulatory standards may negatively impact our access to financing or affect the terms of our future financing arrangements.

In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States, adopted the Basel III standards several years ago. U.S. regulators have elected to implement substantially all of the Basel III standards. These new standards, including the Supplementary Leverage Ratio imposed by the Federal Reserve Board, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency, require banks to hold more capital, predominantly in the form of common equity, than under the prior capital framework. These increased bank capital requirements may constrain our ability to obtain attractive future financings and increase the cost of such financings if they are obtained.

U.S. regulators adopted rules requiring enhanced supplementary leverage ratio standards that impose capital requirements more stringent than those of the Basel III standards for the most systematically significant banking organizations in the U.S. Adoption and implementation of the Basel III standards and the supplemental regulatory standards adopted by U.S. regulators may negatively impact our access to financing or affect the terms of our future financing arrangements.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations.

The development of alternative reference rates is complex.  In the United States, a committee was formed in 2014 to study the process and develop an alternative reference rate. The Alternative Reference Rate Committee (the “ARRC”) selected the Secured Overnight Financing Rate (“SOFR”), an overnight secured U.S. Treasury repo rate as the new rate and adopted a Paced Transition Plan (“PTP”), which provides a framework for the transition from USD LIBOR to SOFR. SOFR is published daily at 8:00 a.m. EST by the NY Federal Reserve Bank for the previous business day’s trades. However, since SOFR is an overnight rate and many forms of loans or instruments used for hedging have much longer terms, there is a need for a term structure for the new reference rate. Various central banks, including the Fed, and the ARRC, are in the process of developing term rates to support cash markets that currently use LIBOR. Examples of the cash market would be floating rate notes, syndicated and bilateral corporate loans, securitizations, secured funding transactions and various mortgage and consumer loans – including many of the securities the Company owns from time to time such as IIOs.  The Company also uses derivative securities tied to LIBOR to hedge its funding costs.  Development of term rates for derivatives is being conducted by the International Swaps and Derivatives Association (“ISDA”).  However, ARRC and ISDA may utilize different mechanisms to develop term rates which may cause potential mismatches between cash products or assets of the Company and hedge instruments.  The process for determining term rates by both ARRC and ISDA is not finalized at this time.

More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

Our investment in Orchid Island Capital, Inc. or other mortgage REIT common stock may fluctuate in value which materially adversely affect our business, financial condition and results of operations.

Investments in the securities of companies that own Agency MBS will be subject to all of the risks associated with the direct ownership of Agency MBS discussed above that could adversely affect the market price of the investment and the ability of the REIT to pay dividends. In addition, the market value of the common stock could be affected by market conditions beyond the Company’s control. A decrease in the dividend payment rate or the market value of the common stock could have a material adverse effect on our business, financial condition and results of operations.

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

In exchange for these services, Bimini Advisors receives a monthly management fee.  In addition, Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and Bimini Advisors allocates to Orchid its pro rata portion of certain overhead costs. The significance of these management fees and overhead reimbursements has increased, and is expected to continue to increase, as Orchid’s capital base continues to grow. If Orchid were to terminate the management agreement without cause, it would be obligated to pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the initial term or automatic renewal term.  The loss of these revenues, if it were to occur, would have a severe and immediate impact on the Company.

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

The Dodd-Frank Act established a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” As a result, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators (in some cases the fund’s directors) to be regulated as “commodity pool operators,” (“CPOs”).  Under new rules adopted by the U.S. Commodity Futures Trading Commission, (the “CFTC”), those funds that become commodity pools solely because of their use of swaps must register with the National Futures Association (the “NFA”). Registration requires compliance with the CFTC’s regulations and the NFA’s rules with respect to capital raising, disclosure, reporting, recordkeeping and other business conduct.

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

This summary of certain tax risks is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal and state income tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. Management strongly urges shareholders to seek advice based on their particular circumstances from their tax advisor concerning the effects of federal, state and local income tax law on an investment in our common stock.

Our ability to use net operating loss (“NOL”) carryovers and net capital loss (“NCL”) carryovers to reduce our taxable income may be limited.

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

We adjusted the carrying value of our deferred tax assets in connection with the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”), which was signed into law on December 22, 2017.  The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. U.S. Generally Accepted Accounting Principles require that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, we recorded an income tax provision of $19.4 million for the year ended December 31, 2017, including a charge of $25.9 million during the fourth quarter due to a re-measurement of deferred tax assets and liabilities to reflect the lower corporate tax rate.

Bimini Capital may recognize excess inclusion income that would increase the tax liability of its stockholders.

If Bimini Capital recognizes excess inclusion income and that is allocated to its stockholders, this income cannot be offset by net operating losses of its stockholders. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, such income would be subject to federal income tax withholding without reduction or exemption pursuant to any otherwise applicable income tax treaty. In addition, to the extent Bimini Capital’s stock is owned by tax-exempt "disqualified organizations," such as government-related entities that are not subject to tax on unrelated business taxable income, although Treasury regulations have not yet been drafted to clarify the law, it may incur a corporate level tax at the highest applicable corporate tax rate on the portion of our excess inclusion income that is allocable to such disqualified organizations.

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

Our Class A Common Stock trades on the OTCQB under the symbol “BMNM”.  We may apply to list our Class A Common Stock on a national securities market if, in the future, we qualify for such a listing. However, even if listed on a national securities market, the ability to buy and sell our Class A Common Stock may be limited due to our small public float, and significant sales may depress or result in a decline in the market price of our Class A Common Stock.  Additionally, until such time that our Class A Common Stock is approved for listing on a national securities market, our ability to raise capital through the sale of additional securities may be limited.  Accordingly, no assurance can be given as to:

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”.  As of February 7, 2019, we had 12,708,555 shares of Class A Common Stock issued and outstanding, which were held by 161 shareholders of record and 1,314 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 20, 2019, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “Plan”).  The Plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date), subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2018 concerning shares of our common stock authorized for issuance under the Plan.

Number of securities
remaining available for
	Total number of securities	Weighted-average	future issuance under
	to be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)
Equity compensation plans approved by
by security holders	-	-	2,621,667	(2)
Equity compensation plans not approved
by security holders(1)	-	-	-
Total	-	-	2,621,667

(1)	We do not have any equity compensation plans that have not been approved by our stockholders.
(2)
Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan irrespective of the 10% limitation described above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2018, no shares are available for future issuance under the terms of the Incentive Plan as of December 31, 2018.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The table below presents share repurchase activity for the three months ended December 31, 2018.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased	Per Share	Programs	the Authorization(1)
October	1,800	$2.32	1,800	438,486
November	2,576	2.15	2,576	435,910
December	5,600	2.12	5,600	430,310
Totals / Weighted Average	9,976	$2.17	9,976	430,310

(1)
On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The authorization originally expired on November 15, 2018, but was extended by the Board of Directors until November 15, 2019.

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

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") is a holding company that was formed in September 2003.   The Company’s principal operating subsidiaries are Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC. We operate in two business segments: the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid, and the investment portfolio segment, which includes the investment activities conducted by Bimini Capital and Royal Palm.

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (a registered investment advisor), are collectively referred to as “Bimini Advisors.”  Bimini Advisors serves as the external manager of the portfolio of Orchid Island Capital, Inc. ("Orchid"). From this arrangement, the Company receives management fees and expense reimbursements.  As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. In addition, the Company receives dividends from its investment in Orchid common shares.

Royal Palm Capital, LLC (collectively with its wholly-owned subsidiaries referred to as “Royal Palm”) maintains an investment portfolio, consisting primarily of residential mortgage-backed securities ("MBS") issued and guaranteed by a federally chartered corporation or agency ("Agency MBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS ("PT MBS") and (ii) structured Agency MBS, such as collateralized mortgage obligations ("CMOs"), interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares.  The Repurchase Plan was originally set to expire on November 15, 2018, but was extended by the Board of Directors until November 15, 2019. The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

Through December 31, 2018, the Company repurchased a total of 69,690 shares at an aggregate cost of approximately $165,000, including commissions and fees, for a weighted average price of $2.37 per share.  Subsequent to that date, and through March 20, 2019, the Company has repurchased 714 shares for a net cost of approximately $1,500 and a weighted average price of $2.16 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for investments in Agency MBS;
•	actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

Net Loss Summary

Consolidated net loss for the year ended December 31, 2018 was $26.8 million, or $2.10 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net loss of $16.5 million, or $1.30 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2017.

The components of net loss for the years ended December 31, 2018 and 2017, along with the changes in those components are presented in the table below:

(in thousands)
	2018	2017	Change
Advisory services revenue	$7,771	$7,431	$340
Interest and dividend income	9,988	8,573	1,415
Interest expense	(5,520)	(3,033)	(2,487)
Net revenues	12,239	12,971	(732)
Other expense	(11,448)	(3,673)	(7,775)
Expenses	(6,442)	(6,403)	(39)
Net (loss) income before income tax provision	(5,651)	2,895	(8,546)
Income tax provision	21,127	19,378	1,749
Net loss	$(26,778)	$(16,483)	$(10,295)

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts, interest rate swaps and swaptions, to hedge a portion of the interest rate risk on our repurchase agreements and junior subordinate notes in a rising rate environment.

We have not elected to designate our derivative holdings for hedge accounting treatment under ASC Topic 815, Derivatives and Hedging. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest expense has been adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses that pertain to each period presented. We believe that adjusting our interest expense for the periods presented by the gains or losses on these derivative instruments would not accurately reflect our economic interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not just the current period. Any realized or unrealized gains or losses on the instruments reflect the change in market value of the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, not just the current period.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2018 and 2017 and for each quarter during 2018 and 2017.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Three Months Ended	(GAAP)	Income (Loss)	Contracts
December 31, 2018	$(3,835)	$(1,214)	$(2,621)
September 30, 2018	948	349	599
June 30, 2018	870	194	676
March 31, 2018	1,741	(523)	2,264
December 31, 2017	783	-	783
September 30, 2017	(19)	-	(19)
June 30, 2017	(832)	-	(832)
March 31, 2017	22	-	22
Years Ended
December 31, 2018	$(276)	$(1,194)	$918
December 31, 2017	(46)	-	(46)

Gains (Losses) on Futures Contracts
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior		Statement
	Repurchase	Subordinated		Repurchase	Subordinated		of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
December 31, 2018	$134	$68	$202	$(2,318)	$(505)	$(2,823)	$(2,621)
September 30, 2018	(35)	11	(24)	513	110	623	599
June 30, 2018	(108)	(19)	(127)	642	161	803	676
March 31, 2018	(154)	(33)	(187)	2,003	448	2,451	2,264
December 31, 2017	(170)	(42)	(212)	716	279	995	783
September 30, 2017	(162)	(40)	(202)	149	34	183	(19)
June 30, 2017	(152)	(37)	(189)	(429)	(214)	(643)	(832)
March 31, 2017	(115)	(60)	(175)	130	67	197	22
Years Ended
December 31, 2018	$(163)	$27	$(136)	$840	$214	$1,054	$918
December 31, 2017	(599)	(179)	(778)	566	166	732	(46)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
December 31, 2018	$2,227	$1,235	$134	$1,101	$992	$1,126
September 30, 2018	2,054	1,049	(35)	1,084	1,005	970
June 30, 2018	2,001	938	(108)	1,046	1,063	955
March 31, 2018	2,080	808	(154)	962	1,272	1,118
December 31, 2017	1,978	685	(170)	855	1,293	1,123
September 30, 2017	1,514	504	(162)	666	1,010	848
June 30, 2017	1,269	324	(152)	476	945	793
March 31, 2017	1,293	283	(116)	399	1,010	894
Years Ended
December 31, 2018	$8,362	$4,030	$(163)	$4,193	$4,332	$4,169
December 31, 2017	6,054	1,796	(600)	2,396	4,258	3,658

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2018	$992	$1,126	$393	$68	$325	$599	$801
September 30, 2018	1,005	970	388	11	377	617	593
June 30, 2018	1,063	955	372	(19)	391	691	564
March 31, 2018	1,272	1,118	337	(33)	370	935	748
December 31, 2017	1,293	1,123	324	(42)	366	969	757
September 30, 2017	1,010	848	316	(40)	356	694	492
June 30, 2017	945	793	306	(37)	343	639	450
March 31, 2017	1,010	894	292	(60)	352	718	542
Years Ended
December 31, 2018	$4,332	$4,169	$1,490	$27	$1,463	$2,842	$2,706
December 31, 2017	4,258	3,658	1,238	(179)	1,417	3,020	2,241

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$7,771	$-	$-		$-	$7,771
Advisory services, other operating segments(1)	251	-	-		(251)	-
Interest and dividend income	-	9,986	2		-	9,988
Interest expense	-	(4,029)	(1,491	)(2)	-	(5,520)
Net revenues	8,022	5,957	(1,489)		(251)	12,239
Other (expense) income	-	(12,794)	1,346	(3)	-	(11,448)
Operating expenses(4)	(2,822)	(3,620)	-		-	(6,442)
Intercompany expenses(1)	-	(251)	-		251	-
Income (loss) before income taxes	$5,200	$(10,708)	$(143)		$-	$(5,651)
Assets	$1,488	$245,866	$12,046		$-	$259,400

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$7,431	$-	$-		$-	$7,431
Advisory services, other operating segments(1)	207	-	-		(207)	-
Interest and dividend income	-	8,572	1			8,573
Interest expense	-	(1,796)	(1,237	)(2)		(3,033)
Net revenues	7,638	6,776	(1,236)		(207)	12,971
Other (expense) income	-	(4,306)	634	(3)		(3,672)
Operating expenses(4)	(3,016)	(3,387)	-			(6,403)
Intercompany expenses(1)	-	(207)	-		207	-
Income (loss) before income taxes	$4,622	$(1,124)	$(602)		$-	$2,896
Assets	$1,632	$267,429	$15,528		$-	$284,589

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2020 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2018 and 2017 and each quarter during 2018 and 2017.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2018	$3,264,230	$395,911	$1,404	$434	$1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
December 31, 2017	3,837,575	459,322	1,625	408	2,033
September 30, 2017	3,834,083	441,193	1,528	412	1,940
June 30, 2017	3,499,922	406,395	1,400	388	1,788
March 31, 2017	3,142,095	371,691	1,302	368	1,670
Years Ended
December 31, 2018	$3,582,249	$446,615	$6,204	$1,567	$7,771
December 31, 2017	3,578,419	419,650	5,855	1,576	7,431

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the year ended December 31, 2018, we generated $4.3 million of net portfolio interest income, consisting of $8.4 million of interest income from MBS assets offset by $4.0 million of interest expense on repurchase liabilities.  For the year ended December 31, 2017, we generated $4.3 million of net portfolio interest income, consisting of $6.1 million of interest income from MBS assets offset by $1.8 million of interest expense on repurchase liabilities.  The $2.3 million increase in interest income for the year ended December 31, 2018 was due to a 31 basis point ("bp") increase in yields earned on the portfolio, combined with a $44.1 million increase in average MBS balances.  The $2.2 million increase in interest expense for the year ended December 31, 2018 was due to a combination of a $43.1 million increase in average repurchase liabilities and, more significantly, an 88 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2018 and 2017 was $4.2 million and $2.4 million, respectively, resulting in $4.2 million and $3.7 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2018 and 2017 and for the years ended December 31, 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2018	$212,317	$2,227	4.20%	$202,069	$1,235	$1,101	2.44%	2.18%
September 30, 2018	198,367	2,054	4.14%	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	194,677	2,001	4.11%	184,621	938	1,046	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	808	962	1.64%	1.96%
December 31, 2017	203,841	1,978	3.88%	193,778	685	855	1.41%	1.77%
September 30, 2017	170,237	1,514	3.56%	161,003	504	666	1.25%	1.66%
June 30, 2017	134,188	1,269	3.78%	126,341	324	476	1.02%	1.51%
March 31, 2017	128,098	1,293	4.04%	119,938	283	399	0.94%	1.33%
Years Ended
December 31, 2018	$203,155	$8,362	4.12%	$193,318	$4,030	$4,193	2.08%	2.17%
December 31, 2017	159,091	6,054	3.81%	150,265	1,796	2,396	1.20%	1.59%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2018	$992	$1,126	1.76%	2.02%
September 30, 2018	1,005	970	1.93%	1.85%
June 30, 2018	1,063	955	2.08%	1.84%
March 31, 2018	1,272	1,118	2.37%	2.05%
December 31, 2017	1,293	1,123	2.47%	2.11%
September 30, 2017	1,010	848	2.31%	1.90%
June 30, 2017	945	793	2.76%	2.27%
March 31, 2017	1,010	894	3.10%	2.71%
Years Ended
December 31, 2018	$4,332	$4,169	2.04%	1.95%
December 31, 2017	4,258	3,658	2.61%	2.22%

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

Interest Income and Average Earning Asset Yield

Our interest income was $8.4 million for the year ended December 31, 2018 and $6.1 million for year ended December 31, 2017. Average MBS holdings were $203.2 million and $159.1 million for the years ended December 31, 2018 and 2017, respectively. The $2.3 million increase in interest income was due to a 31 bp increase in yields, combined with a $44.1 million increase in average MBS holdings. Interest rates were generally higher in 2018 than in 2017.  This pertains not only to yields on U.S. Treasury notes and bonds, but also on Agency MBS as well.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”).

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2018	$209,971	$2,346	$212,317	$2,181	$46	$2,227	4.15%	7.85%	4.20%
September 30, 2018	196,305	2,062	198,367	2,008	46	2,054	4.09%	8.94%	4.14%
June 30, 2018	192,368	2,309	194,677	1,959	42	2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%
December 31, 2017	201,165	2,676	203,841	1,955	23	1,978	3.89%	3.55%	3.88%
September 30, 2017	167,081	3,156	170,237	1,524	(10)	1,514	3.65%	(1.28)%	3.56%
June 30, 2017	130,519	3,669	134,188	1,220	49	1,269	3.74%	5.33%	3.78%
March 31, 2017	123,163	4,935	128,098	1,210	83	1,293	3.93%	6.67%	4.04%
Years Ended
December 31, 2018	$200,858	$2,297	$203,155	$8,202	$160	$8,362	4.08%	6.97%	4.12%
December 31, 2017	155,482	3,609	159,091	5,909	145	6,054	3.80%	4.01%	3.81%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding repurchase agreements were $193.3 million and $150.3 million, generating interest expense of $4.0 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively.  Our average cost of funds was 2.08% and 1.20% for years ended December 31, 2018 and 2017, respectively.  There was an 88 bp increase in the average cost of funds and a $43.1 million increase in average outstanding repurchase agreements during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Our economic interest expense was $4.2 million and $2.4 million for the years ended December 31, 2018 and 2017, respectively. There was a 58 bp increase in the average economic cost of funds to 2.17% for the year ended December 31, 2018 from 1.59% for the previous year. The $1.8 million increase in economic interest expense was due to the $43.1 million increase in average outstanding repurchase agreements during the year ended December 31, 2018, offset by the favorable performance of our derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  Our average cost of funds calculated on a GAAP basis was 5 bps above average one-month LIBOR and 30 bps below average six-month LIBOR for the quarter ended December 31, 2018.  Our average economic cost of funds was 21 bps below average one-month LIBOR and 56 bps below average six-month LIBOR for the quarter ended December 31, 2018. The average term to maturity of the outstanding repurchase agreements decreased from 38 days at December 31, 2017 to 31 days at December 31, 2018.

The tables below present the average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2018 and 2017 and for the years ended December 31, 2018 and 2017 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2018	$202,069	$1,235	$1,101	2.44%	2.18%
September 30, 2018	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	184,621	938	1,046	2.03%	2.27%
March 31, 2018	197,001	808	962	1.64%	1.96%
December 31, 2017	193,778	685	855	1.41%	1.77%
September 30, 2017	161,003	504	666	1.25%	1.66%
June 30, 2017	126,341	324	476	1.02%	1.51%
March 31, 2017	119,938	283	399	0.94%	1.33%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2018	$193,318	$4,030	4,193	2.08%	2.17%
December 31, 2017	150,265	1,796	2,396	1.20%	1.59%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2018	2.39%	2.74%	0.05%	(0.30)%	(0.21)%	(0.56)%
September 30, 2018	2.17%	2.55%	0.04%	(0.34)%	0.12%	(0.26)%
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%
December 31, 2017	1.36%	1.62%	0.05%	(0.21)%	0.41%	0.15%
September 30, 2017	1.20%	1.45%	0.05%	(0.20)%	0.46%	0.21%
June 30, 2017	1.05%	1.43%	(0.03)%	(0.41)%	0.46%	0.08%
March 31, 2017	0.82%	1.37%	0.12%	(0.43)%	0.51%	(0.04)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Years Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2018	2.06%	2.47%	0.02%	(0.39)%	0.11%	(0.30)%
December 31, 2017	1.11%	1.47%	0.09%	(0.27)%	0.48%	0.12%

Dividend Income

At both December 31, 2018 and 2017, we owned 1,520,036 shares of Orchid common stock.  Orchid paid total dividends of $1.07 per share during 2018 and $1.68 per share during 2017.  During the years ended December 31, 2018 and 2017, we received dividends on this common stock investment of approximately $1.6 million and $2.5 million, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was approximately $1.5 million and $1.2 for the years ended December 31, 2018 and 2017, respectively.  The average rate of interest paid for the year ended December 31, 2018 was 5.65% compared to 4.69% for the year ended December 31, 2017.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2018, the interest rate was 6.29%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2018 and 2017.

(in thousands)
	2018	2017	Change
Realized losses on sales of MBS	$(577)	$(1)	$(576)
Unrealized losses on MBS	(7,307)	(2,066)	(5,241)
Total losses on MBS	(7,884)	(2,067)	(5,817)
Losses on derivative instruments	(276)	(46)	(230)
Gains on retained interests in securitizations	1,103	645	458
Unrealized losses on Orchid Island Capital, Inc. common stock	(4,393)	(2,207)	(2,186)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2018, we received proceeds of $60.4 million from the sales of MBS compared to $1.7 million for the year ended December 31, 2017.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data as of each quarter end during 2018 and 2017.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
December 31, 2017	2.21%	2.40%	3.39%	3.95%	1.61%
September 30, 2017	1.93%	2.33%	3.11%	3.81%	1.32%
June 30, 2017	1.88%	2.30%	3.17%	3.90%	1.26%
March 31, 2017	1.93%	2.40%	3.41%	4.20%	1.13%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

The retained interests in securitizations represent the residual net interest spread remaining after payments on the notes issued through the securitization.  Fluctuations in value of retained interests are primarily driven by projections of future interest rates (the forward LIBOR curve), the discount rate used to determine the present value of the residual cash flows and prepayment and loss estimates on the underlying mortgage loans.  During the year ended December 31, 2018, we recorded gains on retained interests of $1.1 million compared to gains of $0.6 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company exercised its optional early termination rights and received net distributions of approximately $1.4 million. That distribution, along with the cash flow of approximately $0.4 million received prior to the exercise, resulted in a gain of $1.1 million for the year that was recorded in gains on retained interests in securitizations on the Consolidated Statements of Operations.

Operating Expenses

For the year ended December 31, 2018, our total operating expenses were approximately $6.4 million compared to approximately $6.4 million for the year ended December 31, 2017. The table below presents a breakdown of operating expenses for the years ended December 31, 2018 and 2017.

(in thousands)
	2018	2017	Change
Compensation and benefits	$4,011	$3,852	$159
Legal fees	93	111	(18)
Accounting, auditing and other professional fees	359	344	15
Directors’ fees and liability insurance	642	659	(17)
Administrative and other expenses	1,338	1,437	(99)
	$6,443	$6,403	$40

In 2018, we recorded an income tax provision of $21.1 million, including a $22.5 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2018, of the Company’s ability to realize tax net operating losses to offset future taxable income. During 2018, Orchid’s book value and monthly dividend decreased significantly, which caused decreases in management fee revenue and dividend income on Orchid stock. Because of this decrease in cash flows, management has revised its estimated utilization of NOL carryforwards in future periods, resulting in an increase in the deferred tax valuation asset allowance.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted, so accordingly, we recorded an income tax provision of $19.4 million for the year ended December 31, 2017, including a charge of $25.9 million due to a remeasurement of deferred tax assets and liabilities resulting from the tax rate reduction.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2018, our MBS portfolio consisted of $212.4 million of agency or government MBS at fair value and had a weighted average coupon of 4.25%.  During the year ended December 31, 2018, we received principal repayments of $23.5 million compared to $12.5 million for the year ended December 31, 2017.  The average prepayment speeds for the quarters ended December 31, 2018 and 2017 were 6.6% and 8.8%, respectively.

The following table presents the 3-month constant prepayment rate (“CPR”) experienced on our structured and PT MBS sub-portfolios, on an annualized basis, for the quarterly periods presented.  CPR is a method of expressing the prepayment rate for a mortgage pool that assumes that a constant fraction of the remaining principal is prepaid each month or year. Specifically, the CPR in the chart below represents the three month prepayment rate of the securities in the respective asset category.  Assets that were not owned for the entire quarter have been excluded from the calculation.  The exclusion of certain assets during periods of high trading activity can create a very high, and often volatile, reliance on a small sample of underlying loans.

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2018	5.5	11.7	6.6
September 30, 2018	8.6	13.5	9.5
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6
December 31, 2017	7.2	16.9	8.8
September 30, 2017	5.2	18.8	8.3
June 30, 2017	5.9	20.4	9.9
March 31, 2017	4.8	18.8	8.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2018 and 2017:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2018
Fixed Rate PT MBS	$209,675	98.7%	4.26%	327	1-Aug-48
Interest-Only Securities	2,021	1.0%	3.69%	293	15-Jul-48
Inverse Interest-Only Securities	728	0.3%	4.06%	272	25-Apr-41
Total Mortgage Assets	$212,424	100.0%	4.25%	327	1-Aug-48
December 31, 2017
Fixed Rate PT MBS	$207,179	98.8%	4.21%	321	1-Dec-47
Interest-Only Securities	1,476	0.7%	3.43%	229	25-Dec-39
Inverse Interest-Only Securities	1,037	0.5%	5.01%	278	25-Apr-41
Total Mortgage Assets	$209,692	100.0%	4.21%	320	1-Dec-47

($ in thousands)
	December 31, 2018		December 31, 2017
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$193,437	91.1%	$178,581	85.2%
Freddie Mac	18,881	8.9%	30,896	14.7%
Ginnie Mae	106	0.0%	215	0.1%
Total Portfolio	$212,424	100.0%	$209,692	100.0%

	December 31, 2018	December 31, 2017
Weighted Average Pass-through Purchase Price	$106.81	$109.06
Weighted Average Structured Purchase Price	$6.39	$6.02
Weighted Average Pass-through Current Price	$103.87	$107.13
Weighted Average Structured Current Price	$8.67	$7.06
Effective Duration (1)	3.935	3.832

(1)
Effective duration is the approximate percentage change in price for a 100 bp change in rates.  An effective duration of 3.935 indicates that an interest rate increase of 1.0% would be expected to cause a 3.935% decrease in the value of the MBS in our investment portfolio at December 31, 2018.  An effective duration of 3.832 indicates that an interest rate increase of 1.0% would be expected to cause a 3.832% decrease in the value of the MBS in our investment portfolio at December 31, 2017. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2018 and 2017.

($ in thousands)
	2018			2017
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$93,381	$104.67	3.67%	$95,585	$107.37	2.74%
Structured MBS	1,136	22.73	7.43%	-	-	-

Our portfolio of PT MBS is typically comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages, loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2018, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$209,675	$7,100	$(10,146)	$(21,973)	3.39%	(4.84)%	(10.48)%
Interest-Only MBS	2,021	(536)	384	572	(26.51)%	18.99%	28.32%
Inverse Interest-Only MBS	728	(32)	(67)	(228)	(4.41)%	(9.23)%	(31.30)%
Total MBS Portfolio	$212,424	$6,532	$(9,829)	$(21,629)	3.08%	(4.63)%	(10.18)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	125,000	$(715)	$3,750	$7,500	(0.20)%	1.03%	2.05%
Junior Subordinated Debt Hedges	26,000	(148)	780	1,560	(0.19)%	1.03%	2.05%
TBA Contracts	50,000	(2,174)	3,021	6,380	(4.46)%	6.19%	13.08%
	$201,000	$(3,037)	$7,551	$15,440	(0.16)%	0.41%	0.83%

Gross Totals		$3,495	$(2,278)	$(6,189)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of December 31, 2018, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2018, we had obligations outstanding under the repurchase agreements of approximately $200.4 million with a net weighted average borrowing cost of 2.56%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 9 to 50 days, with a weighted average maturity of 31 days.  Securing the repurchase agreement obligation as of December 31, 2018 are MBS with an estimated fair value, including accrued interest, of $213.1 million and a weighted average maturity of 322 months, and cash posted as collateral of $230,000.  Through March 20, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2018 with maturities through June 7, 2019.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2018 and 2017.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
December 31, 2018	$200,396	$203,746	$202,069	$(1,673)	(0.83)%
September 30, 2018	203,742	204,988	189,582	14,160	7.47%
June 30, 2018	175,422	193,753	184,621	(9,199)	(4.98)%
March 31, 2018	193,820	204,998	197,001	(3,181)	(1.61)%
December 31, 2017	200,183	201,291	193,778	6,405	3.31%
September 30, 2017	187,374	187,505	161,003	26,371	16.38	%(1)
June 30, 2017	134,633	134,669	126,341	8,292	6.56%
March 31, 2017	118,049	121,877	119,938	(1,889)	(1.57)%

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2017 reflects the growth of the portfolio. During the quarter ended September 30, 2017, the Company’s investment in PT MBS increased $56.1 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our principal immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our balance sheet also generates liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio. As further described in Note 4 to the financial statements, during the year ended December 31, 2018, the Company exercised its optional early termination rights and received net distributions of approximately $1.4 million. That distribution, along with the cash flow of approximately $0.4 million received prior to the exercise, resulted in a gain of $1.1 million for the year that was recorded in gains on retained interests in securitizations on the Consolidated Statements of Operations. Historically, the ongoing regular cash flows from these retained interest positions provided the Company with liquidity, however, the predictability of such cash flows diminished during 2018 which contributed to the decision to terminate and collect a one-time final distribution.  Future cash flows from the remaining unterminated positions is expected to be negligible. Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings, (c) the payment of overhead and operating expenses, and the payment of other accrued obligations.

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

As discussed above, we invest a portion of our capital in structured MBS.  We generally do not apply leverage to this portion of our portfolio. The leverage inherent in structured securities replaces the leverage obtained by acquiring PT securities and funding them in the repurchase market.  This structured MBS strategy has been a core element of the Company’s overall investment strategy since 2008.  However, we have and may continue to pledge a portion of our structured MBS in order to raise our cash levels, but generally will not pledge these securities in order to acquire additional assets.

In future periods we expect to continue to finance our activities through repurchase agreements.  As of December 31, 2018, we had cash and cash equivalents of $4.9 million.  We generated cash flows of $31.8 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $193.3 million during the year ended December 31, 2018.  In addition, during the year ended December 31, 2018, we received approximately $7.8 million in management fees and expense reimbursements as manager of Orchid and approximately $1.6 million in dividends from our investment in Orchid common stock.  As discussed above, during the year ended December 31, 2018, we received approximately $1.4 million in connection with the termination of certain securitizations associated with our retained interests.  We do not expect to generate cash in similar transactions in future periods.

The table below summarizes the effect that certain future contractual obligations existing as of December 31, 2018 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$200,396	$-	$-	$-	$200,396
Interest expense on repurchase agreements(1)	1,031	-	-	-	1,031
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,726	3,320	3,315	19,833	28,194
Other	250	-	-	-	250
Totals	$203,403	$3,320	$3,315	$45,833	$255,871

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of December 31, 2018 and the remaining term of liabilities existing at that date.
(2)	The Company holds a common equity interest in Bimini Capital Trust II. The amount presented represents the net cash outlay of the Company.

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

Interest Rates and the MBS Market

The fourth quarter of 2018 was pivotal.  The trajectory of the growth rate of the U.S. economy, the level of interest rates, and expectations for monetary policy on the part of the Federal Reserve (the “Fed”) changed dramatically during the quarter.  In early October, the Dow Jones Industrial Average (the “Dow”) hit an all-time high level, West Texas Intermediate (“WTI”) crude hit a multi-year high, the unemployment rate dropped to a 49-year low and the yield on the 10-year U.S. Treasury note hit a multi-year high yield.  The Fed appeared fully committed to extending its rate hike regime as Chairman Powell stated “the Fed was a long way from neutral at this point,” and that “we may go past neutral.” The market fully expected the Fed to continue its gradual rate hikes into 2019 at that point, although market pricing reflected two additional rate hikes in 2019 versus the three reflected in the Fed’s “Dot Plots.” Over the course of the quarter, the outlook changed dramatically.

Over the first two months of the fourth quarter conditions that had previously been supportive of this outlook changed.  Growth rates in a few countries in Europe were slightly negative in Q3 of 2018.  Industrial production, the primary engine of growth for key export-oriented countries in the European Union, turned negative on a year-over-year basis during the quarter. Growth in China slowed over the course of the year as each successive quarter was lower than the last, finally hitting 6.4% for the fourth quarter of 2018. China’s growth rate for the entire year was the lowest in 28 years.  Earnings reports released by many large US corporations for the third quarter, released in October and November, contained generally down-beat forward guidance. Management teams frequently referenced both the effects of tariffs imposed on imports during 2018 and slowing growth in Europe, China and the balance of global markets.  Domestic economic data – outside of labor market related data – softened, especially the ISM data released in early December (for the month of November), which showed one of the sharpest declines in many years.  The final development that shook the markets was the partial government shutdown, which lasted a record 5 weeks. As the year came to a close all risk markets performed very badly. The equity markets in the US, as measured by the broad indices – the Dow, S&P 500 and Nasdaq – erased essentially all of their year-to-date gains and entered bear-market territory.  Commodity prices declined, with WTI crude oil decreasing by over 43% (peak to trough) during the quarter. Liquidity in risk markets – typically low over the course of the last two weeks of the year due to holiday absences – was acutely poor in late 2018. Funding levels over the turn of the year were abnormally high – and in extreme instances more than double levels seen earlier in the year. The yield on the 10-year US treasury note rallied by over 68 bps – peak to trough – during the quarter. By the end of the year market pricing – as reflected in Fed funds futures – was for a cut in rates from the current level at some point over 2019 and 2020.

The Fed took notice of the material change in market sentiment that occurred over the course of the quarter.  The Fed did raise rates at its December meeting – the ninth increase for the current cycle which began in December of 2015.  However, the tone of the Fed, as reflected in both its press release issued at the conclusion of the meeting and during Chairman Powell’s press conference – seemed to have changed.  The Chairman stated that the Fed now saw the current level of the overnight Fed funds rate as being at the bottom end of the range of what it considered neutral.  The Chairman acknowledged the FOMC’s awareness of ongoing market events.  Finally, at its January 2019 meeting, the Fed stated its policy rate is now in the range of the FOMC’s estimate of neutral.  More importantly, the FOMC now viewed itself as data dependent and that market conditions would determine its next move, whether that be a rate hike or cut.  This represented a dramatic shift in the Fed policy outlook and was perceived as quite dovish by the markets.  Risk markets quickly rallied and have continued to do so in early 2019.

As we enter 2019, the outlook is far different than it was at the end of the third quarter.  The risks to the economic outlook – at least in the eyes of the market – are now clearly to the downside. Risks include a potential hard “Brexit” for the United Kingdom from the European Union, very weak growth in Europe and China, the trade dispute between the U.S. and China, and the prospect that all of these factors will cause growth in the U.S. to slow materially.  The market now sees at most one more Fed rate hike in 2019 and likely cuts by the end of 2020.

The Agency MBS market reacted to market developments during the fourth quarter of 2018 negatively before the market turmoil became severe during the last five weeks of the quarter.  The current coupon, 30-year fixed rate Agency MBS traded at a spread of approximately 0.74% to the U.S. 10-year Treasury note on October 3, 2018, but then widened to spread just above 0.90% on November 23, 2018.  As the market turmoil intensified and interest rates began a sharp rally in late November, the current coupon Agency MBS performed well and ended the quarter at a spread to the same U.S. Treasury benchmark of approximately 0.82% and eventually reached 0.75% by the end of January 2019.  For the quarter, the Bloomberg Agency MBS index returned 2.08%, and 0.99% for the full year of 2018.  However, the performance was very uneven among the various coupons and maturities of the index.  Lower coupon securities performed much better than higher coupon securities owing to the worse convexity and increased prepayment expectations of higher coupon securities.  As was the case at the end of the third quarter of 2018, recent production of Agency MBS has frequently had characteristics that negatively impact the anticipated total returns of the securities.  In this case the spread between the weighted average coupon of the underlying mortgage loans and the net rate received by the investor is quite high.  This leads to higher prepayment activity for the given coupon versus more typical spreads.  Also, average loan balances appear higher than what market participants are accustomed to and average FICO scores are higher as well.  All three of these factors tend to increase prepayment expectations and negatively impact expected returns for the securities. This concern was heightened as the Mortgage Bankers Association’s refi index, after declining during the fourth quarter from approximately 950 at the beginning of the quarter to below 750 at the end of the quarter, increased dramatically to near 1180 during January 2019.  Going forward, with prevailing mortgage rates available to borrowers now below 4.5%, versus 4.94% for the week of November 8, 2018, combined with the fact seasonal refinancing activity is due to increase in the coming months, we believe that the prepayment characteristics of various securities will be the driver of relative performance.

Recent Regulatory Developments

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency MBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. In October 2018, the Fed reached its terminal cap of $20 billion per month.  Going forward, the Fed will only purchase Agency MBS to the extent paydowns on the Fed’s holdings exceed $20 billion in any given month. These steps have been referred to as the Fed’s “balance sheet normalization.” Fed Chairman Jerome Powell made statements following the January 2019 meeting that the Fed is evaluating the appropriate timing for the end of the balance sheet normalization and will finalize its plan to do so at a later meeting. In its January 30, 2019 release, the Fed said that the FOMC is prepared to adjust any of the details for completing balance sheet normalization in light of economic and financial developments.

In 2017, policymakers announced that LIBOR will be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new SOFR, a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Fed and the Treasury’s Office of Financial Research. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will likely become the new benchmark for hedges and a range of interest rate investments.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. At this time, however, no decisions have been made on any reform plan.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2019 and beyond.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Pursuant to the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it is reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand could negatively impact Agency MBS prices.  The extent this negatively impacts the Agency MBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed. Fed Chairman Jerome Powell made statements following the January 2019 meeting that the Fed is evaluating the appropriate timing for the end of the balance sheet normalization and will finalize its plan to do so at a later meeting. In its January 30, 2019 release, the Fed said that the FOMC is prepared to adjust any of the details for completing balance sheet normalization in light of economic and financial developments.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The U.S. economy appears to have fully recovered from the financial crisis of 2008.  Growth has accelerated, reaching 4% annualized in the second quarter of 2018 and 3.4% in the third quarter.  The economic data has in many cases reached multi-year or, in some cases, multi-decade levels.  The economy appeared to have considerable momentum as it entered the fourth quarter.  The Fed raised rates for the ninth time at its December meeting and, up until then, seemed intent on continuing to do so into 2020.  This trajectory abruptly changed during the fourth quarter due to a combination of factors.  Growth in Europe and China slowed significantly throughout 2018 and hit a recent trough late in the year.  Great Britain is faced with the potential for a hard “Brexit” from the European Union, the federal government had a five week partial shutdown around the turn of the year and domestic economic data, at least non-labor market related data, has softened.  Financial markets in the U.S. and globally experienced significant turmoil during the fourth quarter with returns for the year generally erased entirely.  Interest rates, after hitting multi-year highs early in the quarter, declined by over 60 bps in the case of the 10-year U.S. Treasury note. The policy stance of the Fed has changed to a balanced outlook, with data dependency the driver of further rate decisions – whether up or down.

The Bloomberg Agency MBS index generated a return of 2.08% for the quarter, although this return number masks the fact the performance of the sector was very uneven, both in time and across the various securities that make up the index. The Agency MBS market performed poorly though the end of November, as the spread of the 30-year, current coupon Agency MBS widened in spread to the 10-year U.S. treasury note by over 0.15%.  However, as the market turmoil became more severe and rates rallied close to 2.50% in the case of the 10-year note – versus above 3.20% at the beginning of the quarter - Agency MBS did very well (as an index).  However, with the decline in rates prepayment fears and convexity concerns intensified, resulting in very uneven performance for the index.  Longer duration, lower coupon securities performed very well, while higher coupon, shorter duration securities performed quite badly. Given the new rate environment and lack of concern surrounding future rate hikes, we believe that the mortgage market will be driven by prepayment characteristics going forward.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. Management has identified its most critical accounting estimates:

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized. A majority of the Company’s net deferred tax assets, which consist primarily of NOLs, are expected to be realized over an extended number of years. Management’s conclusion is supported by the revenue forecasts of management fees, Orchid dividends and net interest income, and the subsequent reinvestment of those amounts into the MBS portfolio over the extended period to carry forward NOLs. However, a material change in those estimates could lead management to reassess its valuation allowance conclusions.

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

Capital Expenditures

At December 31, 2018, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

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
Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

West Palm Beach, Florida
March 20, 2019

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 and 2017

	2018	2017
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$212,349,874	$209,269,791
Unpledged	74,318	422,341
Total mortgage-backed securities	212,424,192	209,692,132
Cash and cash equivalents	4,947,801	6,103,250
Restricted cash	1,292,687	2,649,610
Investment in Orchid Island Capital, Inc. common stock, at fair value	9,713,030	14,105,934
Retained interests in securitizations	-	653,380
Accrued interest receivable	780,535	746,121
Property and equipment, net	3,298,067	3,359,312
Deferred tax assets, at fair value	23,202,821	44,524,584
Other assets	3,740,543	2,754,474
Total Assets	$259,399,676	$284,588,797

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$200,396,000	$200,182,751
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	678,262	346,444
Other liabilities	2,566,353	1,562,914
Total Liabilities	230,445,055	228,896,549

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of December 31, 2018 and 2017	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,709,269 shares issued and outstanding as of December 31, 2018 and 12,660,627 shares
issued and outstanding as of December 31, 2017	12,709	12,661
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2018 and 2017	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2018 and 2017	32	32
Additional paid-in capital	334,919,265	334,878,779
Accumulated deficit	(305,977,417)	(279,199,256)
Stockholders' Equity	28,954,621	55,692,248
Total Liabilities and Equity	$259,399,676	$284,588,797
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018 and 2017

	2018	2017
Revenues:
Advisory services	$7,770,761	$7,431,359
Interest income	8,361,808	6,054,381
Dividend income from Orchid Island Capital, Inc. common stock	1,626,439	2,518,660
Total revenues	17,759,008	16,004,400
Interest expense:
Repurchase agreements	(4,029,766)	(1,795,753)
Junior subordinated notes	(1,490,061)	(1,237,614)
Net revenues	12,239,181	12,971,033

Other income (expense)
Unrealized losses on mortgage-backed securities	(7,306,786)	(2,066,256)
Realized losses on mortgage-backed securities	(576,521)	(689)
Unrealized losses on Orchid Island Capital, Inc. common stock	(4,392,904)	(2,206,541)
Losses on derivative instruments	(276,209)	(46,031)
Gains on retained interests in securitizations	1,103,466	645,221
Other income	1,400	1,578
Other expense, net	(11,447,554)	(3,672,718)

Expenses:
Compensation and related benefits	4,011,255	3,851,925
Directors' fees and liability insurance	642,454	658,752
Audit, legal and other professional fees	451,615	455,167
Administrative and other expenses	1,337,509	1,436,941
Total expenses	6,442,833	6,402,785

Net (loss) income before income tax provision	(5,651,206)	2,895,530
Income tax provision	21,126,955	19,378,150

Net loss	$(26,778,161)	$(16,482,620)

Basic and Diluted Net Loss Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(2.10)	$(1.30)
CLASS B COMMON STOCK
Basic and Diluted	$(2.10)	$(1.30)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,711,101	12,633,216
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2018 and 2017

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2017	$12,696	$334,850,838	$(262,716,636)	$72,146,898
Net loss	-	-	(16,482,620)	(16,482,620)
Issuance of Class A common shares pursuant to stock
based compensation plans	29	(29)	-	-
Amortization of stock based compensation	-	27,970	-	27,970

Balances, December 31, 2017	12,725	334,878,779	(279,199,256)	55,692,248
Net loss	-	-	(26,778,161)	(26,778,161)
Issuance of Class A common shares pursuant to stock
based compensation plans	35	(35)	-	-
Class A common shares sold directly to employees	83	199,914	-	199,997
Class A common shares repurchased and retired	(70)	(165,353)	-	(165,423)
Amortization of stock based compensation	-	5,960	-	5,960

Balances, December 31, 2018	$12,773	$334,919,265	$(305,977,417)	$28,954,621
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,778,161)	$(16,482,620)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation and equity plan amortization	5,960	27,970
Depreciation	76,637	77,107
Deferred income tax provision	21,321,763	19,308,479
Losses on mortgage-backed securities	7,883,307	2,066,945
Gains on retained interests in securitizations	(1,103,466)	(645,221)
Realized Gains on forward settling to-be-announced securities	1,193,984	-
Unrealized losses on Orchid Island Capital, Inc. common stock	4,392,904	2,206,541
Changes in operating assets and liabilities:
Accrued interest receivable	(34,414)	(233,361)
Other assets	(986,069)	187,665
Accrued interest payable	331,818	232,245
Other liabilities	65,939	(414,367)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,370,202	6,331,383
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(94,517,053)	(95,585,190)
Sales	60,431,192	1,654,834
Principal repayments	23,470,494	12,473,268
Payments received on retained interests in securitizations	426,414	1,105,577
Proceeds from termination of retained interests	4,968,740	-
Costs associated with termination of retained interests	(3,638,308)	-
Net settlement of forward settling TBA contracts	(256,484)	-
Purchases of Orchid Island Capital, Inc. common stock	-	(1,204,235)
Purchases of property and equipment	(15,392)	(29,379)
NET CASH USED IN INVESTING ACTIVITIES	(9,130,397)	(81,585,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,557,896,426	1,028,157,893
Principal repayments on repurchase agreements	(1,557,683,177)	(949,802,728)
Class A common shares sold directly to employees	199,997	-
Class A common shares repurchased and retired	(165,423)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	247,823	78,355,165

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,512,372)	3,101,423
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	8,752,860	5,651,437
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$6,240,488	$8,752,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$5,188,009	$2,801,122
Income taxes	$955,128	$295,943
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company’s principal operating subsidiaries are Bimini Advisors Holdings, LLC (formerly known as Bimini Advisors, Inc.) and Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC).

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (a registered investment advisor), are collectively referred to as "Bimini Advisors."  Bimini Advisors manages a residential mortgage-backed securities (“MBS”) portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services.  Bimini Advisors also manages the MBS portfolio of Royal Palm Capital, LLC.

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

Variable Interest Entities (VIEs)

We obtain interests in VIEs through our investments in mortgage-backed securities. Our interests in these VIEs are passive in nature and are not expected to result in us obtaining a controlling financial interest in these VIEs in the future. As a result, we do not consolidate these VIEs and we account for our interests in these VIEs as mortgage-backed securities. See Note 3 for additional information regarding our investments in mortgage-backed securities. Our maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities.

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

Segment Reporting

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company’s accounting policies described in this note with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 18.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2018 and 2017.

(in thousands)
	2018	2017
Cash and cash equivalents	$4,947,801	$6,103,250
Restricted cash	1,292,687	2,649,610
Total cash, cash equivalents and restricted cash	$6,240,488	$8,752,860

The Company maintains cash balances at several banks, and, at times, these balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At December 31, 2018, the Company’s cash deposits exceeded federally insured limits by approximately $4.3 million. Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

Advisory Services

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement. Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf. Revenue from management fees is recognized over the period of time in which the service is performed.

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

Orchid Island Capital, Inc. Common Stock

The Company has elected the fair value option for its investment in Orchid common shares.  The change in the fair value of this investment and dividends received on this investment are reflected in the consolidated statements of operations.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock on a national stock exchange. Electing the fair value option requires the Company to record changes in fair value in the consolidated statements of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with how the investment is managed.

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. Subsequent adjustments to fair value were reflected in the consolidated statements of operations.

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”) and Eurodollar futures contracts, and “to-be-announced” (“TBA”) securities, but it may enter into other derivatives in the future.

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

FASB ASC Topic 815, Derivatives and Hedging, requires that all derivative instruments be carried at fair value.  Changes in fair value are recorded in the consolidated statements of operations for each period. The Company does not designate any of its derivative financial instruments as hedges in order to align the accounting treatment of its derivative instruments with the treatment of its portfolio assets under the fair value option election.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock, derivative assets and liabilities, interest rate swaptions and retained interests in securitization transactions are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 17 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Further information regarding these instruments is presented in Note 11 to the consolidated financial statements.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. GAAP requires that the effects of a change in tax rate on the value of deferred tax assets and deferred tax liabilities be recognized upon enactment. See Note 15 for further details of the impact of the Tax Reform Act on the Company.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows – (Topic 230): Restricted Cash. ASU 2016-18 requires that restricted cash and restricted cash equivalents be included as components of total cash and cash equivalents as presented on the statement of cash flows. ASU 2016-18 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company adopted the ASU beginning with the first quarter of 2017.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017.  Early application is permitted.  The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities.  ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach.  Early application is permitted for certain provisions.  The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements.

NOTE 2. ADVISORY SERVICES

Bimini Advisors serves as the manager and advisor for Orchid pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of the Orchid’s month-end equity, as defined in the management agreement,
•	One-twelfth of 1.25% of the Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of the Orchid’s month-end equity that is greater than $500 million.

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 20, 2020 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2018 and 2017.

(in thousands)
	2018	2017
Management fee	$6,204	$5,855
Allocated overhead	1,567	1,576
Total	$7,771	$7,431

At December 31, 2018 and 2017, the net amount due from Orchid was approximately $0.7 million and $0.8 million, respectively.  These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2018 and 2017:

(in thousands)
	2018	2017
Fixed-rate Mortgages	$209,675	$207,179
Interest-Only Securities	2,021	1,476
Inverse Interest-Only Securities	728	1,037
Total	$212,424	$209,692

At December 31, 2018 and 2017, the portfolio consisted entirely of securities with contractual maturities in excess of ten years. Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 4.  RETAINED INTERESTS IN SECURITIZATIONS

The following table summarizes the estimated fair value of the Company’s retained interests in asset backed securities as of December 31, 2018 and 2017. The retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

(in thousands)
Series	Issue Date	2018	2017
HMAC 2004-3	June 30, 2004	$-	$177
HMAC 2004-4	August 16, 2004	-	386
HMAC 2004-5	September 28, 2004	-	90
Total		$-	$653

During the year ended December 31, 2018, the Company exercised its optional early termination rights and received net distributions of approximately $1.4 million. That distribution, along with the cash flow of approximately $0.4 million received prior to the exercise, resulted in a gain of $1.1 million for the year that was recorded in gains on retained interests in securitizations on the Consolidated Statements of Operations.

NOTE 5.  PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2018 and 2017 follows:

(in thousands)
	2018	2017
Land	$2,247	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	181	165
Office furniture and equipment	198	198
Total cost	4,453	4,437
Less accumulated depreciation and amortization	1,155	1,078
Property and equipment, net	$3,298	$3,359

Depreciation of property and equipment totaled approximately $77,000 and $77,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6.  OTHER ASSETS

The composition of other assets at December 31, 2018 and 2017 follows:

(in thousands)
	2018	2017
Prepaid expenses	$299	$468
Refundable income taxes withheld	1,430	-
Servicing advances	207	243
Servicing sale receivable, including accrued interest	223	222
Investment in Bimini Capital Trust II	804	804
Due from affiliates	654	797
Other	124	220
Total other assets	$3,741	$2,754

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments, if any. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  As of December 31, 2018 and 2017, management determined that no allowance for doubtful accounts was necessary.  Collections on amounts previously written off are included in income as received.

NOTE 7.   REPURCHASE AGREEMENTS

As of December 31, 2018, the Company had outstanding repurchase agreement obligations of approximately $200.4 million with a net weighted average borrowing rate of 2.56%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $213.1 million, and cash pledged to counterparty of approximately $0.2 million. As of December 31, 2017, the Company had outstanding repurchase agreement obligations of approximately $200.2 million with a net weighted average borrowing rate of 1.52%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $210.0 million, and cash pledged to counterparty of approximately $2.2 million.

As of December 31, 2018 and December 31, 2017, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$107,876	$105,251	$-	$213,127
Repurchase agreement liabilities associated with
these securities	$-	$101,327	$99,069	$-	$200,396
Net weighted average borrowing rate	-	2.56%	2.56%	-	2.56%
December 31, 2017
Fair value of securities pledged, including accrued
interest receivable	$-	$94,649	$115,350	$-	$209,999
Repurchase agreement liabilities associated with
these securities	$-	$90,686	$109,497	$-	$200,183
Net weighted average borrowing rate	-	1.47%	1.56%	-	1.52%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2018 and December 31, 2017, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $12.4 million and $11.7 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2018 is presented in the table below. The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2017.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
ED&F Man Capital Markets Inc.	$4,037	13.9%	17
Mirae Asset Securities (USA) Inc.	3,506	12.1%	40

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

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2018 and December 31, 2017.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	December 31, 2018	December 31, 2017
Liabilities
TBA Securities	Other liabilities	$938	$-
Total derivative liabilities, at fair value		$938	$-

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$520	$442
TBA securities	Restricted cash	543	-
Total margin balances on derivative contracts		$1,063	$442

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar futures positions at December 31, 2018 and December 31, 2017.

($ in thousands)
As of December 31, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$125,000	2.56%	2.67%	$139
2020	150,000	2.84%	2.49%	(523)
2021	100,000	2.80%	2.46%	(346)
Total / Weighted Average	$125,000	2.74%	2.54%	$(730)

($ in thousands)
As of December 31, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.63%	2.68%	$271
2020	26,000	1.95%	2.49%	142
2021	26,000	2.22%	2.46%	61
Total / Weighted Average	$26,000	1.93%	2.54%	$474

($ in thousands)
As of December 31, 2017
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$60,000	1.90%	1.97%	$41
2019	60,000	2.32%	2.27%	(31)
2020	60,000	2.60%	2.36%	(145)
2021	60,000	2.80%	2.42%	(230)
Total / Weighted Average	$60,000	2.41%	2.25%	$(365)

($ in thousands)
As of December 31, 2017
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2018	$26,000	1.84%	1.97%	$33
2019	26,000	1.63%	2.27%	166
2020	26,000	1.95%	2.36%	107
2021	26,000	2.22%	2.42%	51
Total / Weighted Average	$26,000	1.91%	2.25%	$357

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$(47,844)	$(48,782)	$(938)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Losses From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2018 and 2017.

(in thousands)
	2018	2017
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(82)	$(32)
Junior subordinated debt funding hedges	241	(14)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	759	-
Net TBA securities	(1,194)	-
Losses on derivative instruments	$(276)	$(46)

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

NOTE 9. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2018 and 2017.

($ in thousands)
	December 31, 2018			December 31, 2017
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$209,675	$-	$209,675	$207,179	$-	$207,179
Structured MBS - at fair value	2,675	-	2,675	2,091	-	2,091
Accrued interest on pledged securities	777	-	777	730	-	730
Cash	230	1,063	1,293	2,208	442	2,650
Total	$213,357	$1,063	$214,420	$212,208	$442	$212,650

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2018 and 2017.

($ in thousands)
Assets Pledged to Bimini	December 31, 2018	December 31, 2017
Cash	$371	$-
Total	$371	$-

Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

NOTE 10. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2018 and 2017.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2018
Repurchase Agreements	$200,396	$-	$200,396	$(200,166)	$(230)	$-
TBA securities	938	-	938	-	(543)	395
	$201,334	$-	$201,334	$(200,166)	$(773)	$395
December 31, 2017
Repurchase Agreements	$200,183	$-	$200,183	$(197,975)	$(2,208)	$-

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero in accordance with ASC 210-20-50.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Note 9 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

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

As of December 31, 2018 and 2017, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2018, the interest rate was 6.29%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued during the years ended December 31, 2018 and 2017.

Shares Issued Related To:	2018	2017
Incentive plan shares	35,000	29,000
Shares sold directly to employees	83,332	-
Total shares of Class A Common Stock issued	118,332	29,000

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2018 and 2017.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but was extended by the Board of Directors until November 15, 2019.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

Through December 31, 2018, the Company repurchased a total of 69,690 shares at an aggregate cost of approximately $165,000, including commissions and fees, for a weighted average price of $2.37 per share.  Subsequent to that date, and through March 20, 2019, the Company has repurchased 714 shares for a net cost of approximately $1,500 and a weighted average price of $2.16 per share.

NOTE 13.    STOCK INCENTIVE PLANS

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

Performance Units

The Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) may issue Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.

The following table presents the activity related to Performance Units during the years ended December 31, 2018 and December 31, 2017:

	2018		2017
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	41,000	$0.84	70,000	$1.23
Vested during the period	(35,000)	0.84	(29,000)	1.78
Forfeited during the period	(6,000)	0.84	-	-
Nonvested, at December 31	-	$-	41,000	$0.84

($ in thousands)
	2018	2017
Compensation expense recognized during the year	$6	$28
Unrecognized compensation expense at year end	$-	$11
Weighted-average remaining vesting term (in years)	-	0.9
Intrinsic value of unvested shares at year end	$-	$107

NOTE 14.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at December 31, 2018.

NOTE 15.  INCOME TAXES

In 2018, the Company recorded an income tax provision of $21.1 million, including a $22.5 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2018, of the Company’s ability to realize tax net operating losses to offset future taxable income. During 2018, Orchid’s book value and monthly dividend decreased significantly, which caused decreases in management fee revenue and dividend income on Orchid stock. Because of this decrease in cash flows, management has revised its estimated utilization of NOL carryforwards in future periods, resulting in an increase in the deferred tax valuation asset allowance.

On December 22, 2017, the Tax Reform Act was signed into law by President Trump. The Tax Reform Act significantly revised the U.S. corporate income tax code by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted, so accordingly, the Company recorded an income tax provision of $19.4 million for the year ended December 31, 2017, including a charge of $25.9 million due to a remeasurement of deferred tax assets and liabilities resulting from the tax rate reduction.

The income tax (benefit) provision included in the consolidated statements of operations consists of the following for the years ended December 31, 2018 and 2017:

(in thousands)
	2018	2017
Current	$(195)	$70
Deferred	21,322	19,308
Income tax provision, net	$21,127	$19,378

The net income tax provision differs from the amount computed by applying the federal income tax statutory rate (21 percent for 2018 and 35 percent for 2017) on income or loss before income tax expense.  A reconciliation for the years ended December 31, 2018 and 2017 is presented in the table below.

(in thousands)
	2018	2017
Federal (benefit) tax based on statutory rate applicable for each year	$(1,187)	$984
State income (benefit) tax	(311)	157
Reduction of deferred tax asset due to enacted decrease in future tax rates	-	25,852
Increase (decrease) of deferred tax asset valuation allowance	22,512	(7,628)
Other	113	13
Income tax provision	$21,127	$19,378

Deferred tax assets consisted of the following as of December 31, 2018 and 2017:

(in thousands)
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$58,737	$59,691
Orchid Island Capital, Inc. common stock	3,318	2,349
MBS	1,976	1,038
Capital loss carryforwards	875	107
Management agreement	813	813
Other	219	751
	65,938	64,749
Valuation allowance	(42,735)	(20,224)
Net deferred tax assets	$23,203	$44,525

As of December 31, 2018 and 2017, Bimini Capital had tax capital loss carryforwards of approximately $0.3 million and $0.3 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2019.  In addition, as of December 31, 2018 and 2017, Bimini Capital had estimated federal NOL carryforwards of approximately $18.8 million and $19.1 million, respectively, and estimated Florida NOL carryforwards of $18.1 million and $18.4 million, respectively.  The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2030.

As of December 31, 2018 and 2017, Royal Palm had tax capital loss carryforwards of approximately $3.2 million and $0.1 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2022. In addition, as of December 31, 2018, Royal Palm had estimated federal NOL carryforwards of approximately $250.2 million and estimated available Florida NOLs of approximately $22.8 million. As of December 31, 2017, Royal Palm had estimated federal NOL carryforwards of approximately $253.5 million and estimated available Florida NOLs of approximately $26.0 million.  These NOLs can be used to offset future taxable income and will begin to expire in 2025.

In connection with Orchid’s 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at December 31, 2018 and 2017 totaled approximately $0.8 million and $0.8 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration.  The valuation allowance relates primarily to the ability to utilize the NOL carryforwards of Bimini Capital and Royal Palm in future periods and is based on management’s estimated projections of future taxable income. With respect to the utilization of NOL carryforwards at Bimini, management must estimate the dividends the Company will receive on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio at Royal Palm, management makes estimates of various metrics such as the yields on the assets it will acquire, its future funding costs, future prepayment speeds and net interest margin, among others.  Management must also estimate the dividends it will receive on its Orchid shares and the cash flows it will receive on the retained interests. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies.  These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

Royal Palm holds residual interests in various real estate mortgage investment conduits (“REMICs”), some of which generate excess inclusion income (“EII”), a type of taxable income pursuant to specific provisions of the Code.  During 2010 (as part of the filing of its 2009 tax returns), Royal Palm reached a tax filing position related to the EII taxable income that was different from what was reported in previous periods, and included a notice of inconsistent treatment in its tax returns.  Royal Palm continues to file its tax returns following its 2009 tax filing position, and it continues to include a notice of inconsistent treatment in each return.

During 2018, the Company completed a transaction whereby certain securitizations associated with its REMIC positions were terminated by exercising the Company’s optional early termination rights.  However, the tax filing position which began in 2009 will continue with respect to the remaining securitizations.

The Company does not believe it has any unrecognized tax benefits included in its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities, nor has it recognized tax benefits as a result of a lapse of the applicable statute of limitations.

NOTE 16.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2018 and 2017.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2018 and 2017.

The Company has dividend eligible stock incentive plan shares that were outstanding during the year ended December 31, 2017. The basic and diluted per share computations include these unvested incentive plan shares if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares would not be included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2018	2017
Basic and diluted EPS per Class A common share:
Loss attributable to Class A common shares:
Basic and diluted	$(26,711)	$(16,441)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,709	12,661
Effect of weighting	2	(28)
Weighted average shares-basic and diluted	12,711	12,633
Loss per Class A common share:
Basic and diluted	$(2.10)	$(1.30)

(in thousands, except per-share information)
	2018	2017
Basic and diluted EPS per Class B common share:
Loss attributable to Class B common shares:
Basic and diluted	$(67)	$(42)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Loss per Class B common share:
Basic and diluted	$(2.10)	$(1.30)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during 2018 and 2017. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

The Company's MBS and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the treasury curve or spread to a benchmark such as a TBA security), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and the volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2018
Mortgage-backed securities	$212,424	$-	$212,424	$-
Orchid Island Capital, Inc. common stock	9,713	9,713	9,713	-
TBA securities	(938)	-	(938)	-
December 31, 2017
Mortgage-backed securities	$209,692	$-	$209,692	$-
Orchid Island Capital, Inc. common stock	14,106	14,106	-	-
Retained interests	653	-	-	653

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017:

(in thousands)
	Retained Interests
	2018	2017
Balances, January 1	$653	$1,114
Gain included in earnings	1,103	645
Collections	(1,756)	(1,106)
Balances, December 31	$-	$653

During the years ended December 31, 2018 and 2017, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

The retained interests are valued based on a discounted cash flow approach.  These values are sensitive to changes in unobservable inputs, including: estimated prepayment speeds, default rates and loss severity, weighted-average life, and discount rates. Significant increases or decreases in any of these inputs may result in significantly different fair value measurements.

During the year ended December 31, 2018, the Company exercised its optional early termination rights and received net distributions of approximately $1.4 million. That distribution, along with the cash flow of approximately $0.4 million received prior to the exercise, resulted in a gain of $1.1 million for the year that was recorded in gains on retained interests in securitizations on the Consolidated Statements of Operations.

NOTE 18. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments; the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenue received under this management agreement for the years ended December 31, 2018 and 2017, were approximately $7.8 million and $7.4 million, respectively, accounting for approximately 44% and 46% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the years ended December 31, 2018 and 2017 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$7,771	$-	$-		$-	$7,771
Advisory services, other operating segments(1)	251	-	-		(251)	-
Interest and dividend income	-	9,986	2		-	9,988
Interest expense	-	(4,029)	(1,491	)(2)	-	(5,520)
Net revenues	8,022	5,957	(1,489)		(251)	12,239
Other (expense) income	-	(12,794)	1,346	(3)	-	(11,448)
Operating expenses(4)	(2,822)	(3,620)	-		-	(6,442)
Intercompany expenses(1)	-	(251)	-		251	-
Income (loss) before income taxes	$5,200	$(10,708)	$(143)		$-	$(5,651)
Assets	$1,488	$245,866	$12,046		$-	$259,400

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2017
Advisory services, external customers	$7,431	$-	$-		$-	$7,431
Advisory services, other operating segments(1)	207	-	-		(207)	-
Interest and dividend income	-	8,572	1		-	8,573
Interest expense	-	(1,796)	(1,237	)(2)	-	(3,033)
Net revenues	7,638	6,776	(1,236)		(207)	12,971
Other (expense) income	-	(4,306)	634	(3)	-	(3,672)
Operating expenses(4)	(3,016)	(3,387)	-		-	(6,403)
Intercompany expenses(1)	-	(207)	-		207	-
Income (loss) before income taxes	$4,622	$(1,124)	$(602)		$-	$2,896
Assets	$1,632	$267,429	$15,528		$-	$284,589

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

NOTE 19. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At both December 31, 2018 and 2017, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 3.1% and 2.9% of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2018 and 2017, the Company received dividends on this common stock investment of approximately $1.6 million and $2.5 million, respectively.

Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and Chairman of the Board of Directors of Orchid, receives compensation from Orchid, and owns shares of common stock of Orchid.  Also, Hunter Haas, our Chief Financial Officer, Chief Investment Officer and Treasurer, also serves as Chief Financial Officer, Chief Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, receives compensation from Orchid, and owns shares of common stock of Orchid.  Robert J. Dwyer and Frank E. Jaumot, our independent directors, each own shares of common stock of Orchid.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2019 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2018 (the "Proxy Statement").

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: March 20, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 20, 2019	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2019.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director