Form 10-Q
period 2019-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2019-05-10
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 10, 2019	12,708,555
Class B Common Stock, $0.001 par value	May 10, 2019	31,938
Class C Common Stock, $0.001 par value	May 10, 2019	31,938

BIMINI CAPITAL MANAGEMENT, INC.

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	1
Condensed Consolidated Balance Sheets (unaudited)	1
Condensed Consolidated Statements of Operations (unaudited)	2
Condensed Consolidated Statement of Stockholders’ Equity (unaudited)	3
Condensed Consolidated Statements of Cash Flows (unaudited)	4
Notes to Condensed Consolidated Financial Statements	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	44
ITEM 4. Controls and Procedures	44

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	45
ITEM 1A. Risk Factors	45
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 3. Defaults Upon Senior Securities	45
ITEM 4. Mine Safety Disclosures	45
ITEM 5. Other Information	45
ITEM 6. Exhibits	56
SIGNATURES	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$211,581,999	$212,349,874
Unpledged	59,359	74,318
Total mortgage-backed securities	211,641,358	212,424,192
Cash and cash equivalents	5,003,253	4,947,801
Restricted cash	1,783,440	1,292,687
Orchid Island Capital, Inc. common stock, at fair value	10,001,837	9,713,030
Accrued interest receivable	764,511	780,535
Property and equipment, net	3,279,616	3,298,067
Deferred tax assets, at fair value	22,445,722	23,202,821
Other assets	3,873,179	3,740,543
Total Assets	$258,792,916	$259,399,676

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$199,146,000	$200,396,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	434,865	678,262
Other liabilities	1,835,929	2,566,353
Total Liabilities	228,221,234	230,445,055

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,708,555 shares issued and outstanding as of March 31, 2019 and 12,709,269 shares issued
and outstanding as of December 31, 2018	12,709	12,709
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2019 and December 31, 2018	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2019 and December 31, 2018	32	32
Additional paid-in capital	334,917,723	334,919,265
Accumulated deficit	(304,358,814)	(305,977,417)
Stockholders’ Equity	30,571,682	28,954,621
Total Liabilities and Stockholders' Equity	$258,792,916	$259,399,676
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Revenues:
Advisory services	$1,607,320	$2,093,465
Interest income	2,190,416	2,080,266
Dividend income from Orchid Island Capital, Inc. common stock	364,809	471,211
Total revenues	4,162,545	4,644,942
Interest expense
Repurchase agreements	(1,312,865)	(809,266)
Junior subordinated notes	(406,555)	(337,333)
Net revenues	2,443,125	3,498,343

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	3,052,235	(4,879,806)
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	288,807	(2,903,269)
(Losses) gains on derivative instruments	(2,257,411)	1,740,712
Gains (losses) on retained interests in securitizations	275,115	(82,664)
Other income	246	606
Total other income (expense)	1,358,992	(6,124,421)

Expenses:
Compensation and related benefits	1,070,781	1,066,455
Directors' fees and liability insurance	160,641	160,613
Audit, legal and other professional fees	138,632	175,752
Administrative and other expenses	250,972	336,158
Total expenses	1,621,026	1,738,978

Net income (loss) before income tax provision (benefit)	2,181,091	(4,365,056)
Income tax provision (benefit)	562,488	(1,091,290)

Net income (loss)	$1,618,603	$(3,273,766)

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.13	$(0.26)
CLASS B COMMON STOCK
Basic and Diluted	$0.13	$(0.26)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,708,618	12,730,070
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	(3,273,766)	(3,273,766)
Class A common shares sold directly to employees	83	199,914	-	199,997
Amortization of stock based compensation	-	2,869	-	2,869

Balances, March 31, 2018	$12,808	$335,081,562	$(282,473,022)	$52,621,348

Balances, January 1, 2019	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	1,618,603	1,618,603
Class A common shares repurchased and retired	-	(1,542)	-	(1,542)

Balances, March 31, 2019	$12,773	$334,917,723	$(304,358,814)	$30,571,682
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,618,603	$(3,273,766)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	-	2,869
Depreciation	18,451	19,449
Deferred income tax provision (benefit)	757,099	(896,482)
(Gains) losses on mortgage-backed securities, net	(3,052,235)	4,879,806
(Gains) losses on retained interests in securitizations	(275,115)	82,664
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock	(288,807)	2,903,269
Realized and unrealized losses on forward settling TBA securities	1,067,686	523,438
Changes in operating assets and liabilities:
Accrued interest receivable	16,024	6,900
Other assets	(132,636)	(510,719)
Accrued interest payable	(243,397)	(167,468)
Other liabilities	(856,704)	(541,710)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,371,031)	3,028,250

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	-	(5,080,712)
Principal repayments	3,835,069	5,064,092
Payments received on retained interests in securitizations	-	298,978
Proceeds from termination of retained interests	275,115	-
Purchases of property and equipment	-	(15,393)
Net settlement of forward settling TBA contracts	(941,406)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,168,778	266,965

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	348,756,000	439,403,535
Principal repayments on repurchase agreements	(350,006,000)	(445,766,637)
Class A common shares repurchased and retired	(1,542)	-
Class A common shares sold directly to employees	-	199,997
NET CASH USED IN FINANCING ACTIVITIES	(1,251,542)	(6,163,105)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	546,205	(2,867,890)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	6,240,488	8,752,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,786,693	$5,884,970

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$1,962,817	$1,314,067
Income taxes	$(46,700)	$281,808
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company operates in two business segments through its principal wholly-owned operating subsidiaries, Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC.

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

Variable Interest Entities (“VIEs”)

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

The Company obtains interests in VIEs through its investments in mortgage-backed securities.  The interests in these VIEs are passive in nature and are not expected to result in the Company obtaining a controlling financial interest in these VIEs in the future.  As a result, the Company does not consolidate these VIEs and accounts for the interest in these VIEs as mortgage-backed securities.  See Note 3 for additional information regarding the Company’s investments in mortgage-backed securities.  The maximum exposure to loss for these VIEs is the carrying value of the mortgage-backed securities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Segment Reporting

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company’s accounting policies with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 15.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2019 and December 31, 2018.

(in thousands)
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$5,003,253	$4,947,801
Restricted cash	1,783,440	1,292,687
Total cash, cash equivalents and restricted cash	$6,786,693	$6,240,488

The Company maintains cash balances at several banks and excess margin with an exchange clearing member. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At March 31, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $3.7 million. The Company also maintains excess margin in accounts with derivative exchanges.  Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

Advisory Services

Orchid is externally managed and advised by Bimini Advisors pursuant to the terms of a management agreement.  Under the terms of the management agreement, Orchid is obligated to pay Bimini Advisors a monthly management fee and a pro rata portion of certain overhead costs and to reimburse the Company for any direct expenses incurred on its behalf. Revenues from management fees are recognized over the period of time in which the service is performed.

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) certificates, collateralized mortgage obligations (“CMOs”), and interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. Any cash received from the retained interests are reflected in the consolidated statement of cash flows. Realized gains and subsequent adjustments to fair value are reflected in the consolidated statements of operations.

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”) and Eurodollar futures contracts, and “to-be-announced” (“TBA”) securities transactions, but it may enter into other derivatives in the future.

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

Financial Instruments

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 14 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2019 and December 31, 2018, due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Further Information regarding these instruments is presented in Note 8 to the consolidated financial statements.

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

NOTE 2. ADVISORY SERVICES

Bimini Advisors serves as the manager and advisor for Orchid pursuant to the terms of a management agreement.  As Manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations. Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. Bimini Advisors receives a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of Orchid’s month-end equity, as defined in the management agreement,
•	One-twelfth of 1.25% of Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of Orchid’s month-end equity that is greater than $500 million.

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 20, 2020 and provides for automatic one-year extension options thereafter.  Should Orchid terminate the management agreement without cause, it will be obligated to pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the current automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018
Management fee	$1,285	$1,712
Allocated overhead	322	381
Total	$1,607	$2,093

At March 31, 2019 and December 31, 2018, the net amount due from Orchid was approximately $0.5 million and $0.8 million, respectively. These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2019 and December 31, 2018:

(in thousands)
	March 31, 2019	December 31, 2018
Fixed-rate MBS	$209,262	$209,675
Interest-Only MBS	1,703	2,021
Inverse Interest-Only MBS	676	728
Total	$211,641	$212,424

At March 31, 2019 and December 31, 2018, the portfolio consisted entirely of securities with contractual maturities in excess of ten years.  Actual maturities of MBS investments are generally shorter than stated contractual maturities and are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.

NOTE 4.   REPURCHASE AGREEMENTS

As of March 31, 2019, the Company had outstanding repurchase agreement obligations of approximately $199.1 million with a net weighted average borrowing rate of 2.71%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $212.3 million.  As of December 31, 2018, the Company had outstanding repurchase agreement obligations of approximately $200.4 million with a net weighted average borrowing rate of 2.56%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $213.1 million, and cash pledged to counterparties of approximately $0.2 million.

As of March 31, 2019 and December 31, 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2019
Fair value of securities pledged, including accrued
interest receivable	$1,844	$97,966	$112,534	$-	$212,344
Repurchase agreement liabilities associated with
these securities	$1,374	$91,861	$105,911	$-	$199,146
Net weighted average borrowing rate	2.99%	2.76%	2.66%	-	2.71%
December 31, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$107,876	$105,251	$-	$213,127
Repurchase agreement liabilities associated with
these securities	$-	$101,327	$99,069	$-	$200,396
Net weighted average borrowing rate	-	2.56%	2.56%	-	2.56%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At March 31, 2019 and December 31, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $12.8 million and $12.4 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at March 31, 2019 and December 31, 2018 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
March 31, 2019
ED&F Man Capital Markets Inc.	$4,564	14.9%	25
Mirae Asset Securities (USA) Inc.	3,418	11.2%	43
December 31, 2018
ED&F Man Capital Markets Inc.	$4,037	13.9%	17
Mirae Asset Securities (USA) Inc.	3,506	12.1%	40

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

In addition, the Company utilizes TBA securities as a means of investing in and financing MBS or as a means of reducing its exposure to MBS. The Company accounts for TBA securities as derivative instruments.

Derivative Liabilities, at Fair Value

The table below summarizes fair value information about our derivative liabilities as of March 31, 2019 and December 31, 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2019	December 31, 2018
Liabilities
TBA Securities	Other liabilities	$1,064	$938
Total derivative liabilities, at fair value		$1,064	$938

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$616	$520
TBA securities	Restricted cash	1,167	543
Total margin balances on derivative contracts		$1,783	$1,063

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar positions at March 31, 2019 and December 31, 2018.

($ in thousands)
As of March 31, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$133,333	2.63%	2.47%	$(160)
2020	150,000	2.84%	2.21%	(947)
2021	100,000	2.80%	2.13%	(669)
Total / Weighted Average	$127,273	2.77%	2.26%	$(1,776)

($ in thousands)
As of March 31, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.68%	2.48%	$157
2020	19,500	1.92%	2.23%	60
Total / Weighted Average	$22,286	1.80%	2.35%	$217

($ in thousands)
As of December 31, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$125,000	2.56%	2.67%	$139
2020	150,000	2.84%	2.49%	(523)
2021	100,000	2.80%	2.46%	(346)
Total / Weighted Average	$125,000	2.74%	2.54%	$(730)

($ in thousands)
As of December 31, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.63%	2.68%	$271
2020	26,000	1.95%	2.49%	142
2021	26,000	2.22%	2.46%	61
Total / Weighted Average	$26,000	1.93%	2.54%	$474

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

The following table summarizes our contracts to purchase and sell TBA securities as of March 31, 2019 and December 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
March 31, 2019
30-Year TBA Securities:
3.0%	$(50,000)	$(48,719)	$(49,783)	$(1,064)
December 31, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$(47,844)	$(48,782)	$(938)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

(Losses) Gains On Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(969)	$1,090
Junior subordinated debt funding hedges	(220)	415
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	-	759
Net TBA securities	(1,068)	(523)
(Losses) gains on derivative instruments	$(2,257)	$1,741

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of March 31, 2019 and December 31, 2018.

($ in thousands)
	March 31, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$209,262	$-	$209,262	$209,675	$-	$209,675
Structured MBS - at fair value	2,320	-	2,320	2,675	-	2,675
Accrued interest on pledged securities	762	-	762	777	-	777
Restricted cash	-	1,783	1,783	230	1,063	1,293
Total	$212,344	$1,783	$214,127	$213,357	$1,063	$214,420

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of March 31, 2019 and December 31, 2018. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	March 31, 2019	December 31, 2018
PT MBS - at fair value	$698	$-
Cash	305	371
Total	$1,003	$371

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2019 and December 31, 2018.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2019
Repurchase Agreements	$199,146	$-	$199,146	$(199,146)	$-	$-
TBA securities	1,064	-	1,064	-	(1,167)	(103)
	$200,210	$-	$200,210	$(199,146)	$(1,167)	$(103)
December 31, 2018
Repurchase Agreements	$200,396	$-	$200,396	$(200,166)	$(230)	$-
TBA securities	938	-	938	-	(543)	395
	$201,334	$-	$201,334	$(200,166)	$(773)	$395

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

As of March 31, 2019 and December 31, 2018, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2019, the interest rate was 6.11%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital’s Class A Common Stock issued during the three months ended March 31, 2019 and 2018.

Shares Issued Related To:	2019	2018
Shares sold directly to employees	-	83,332
Total shares of Class A Common Stock issued	-	83,332

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the three months ended March 31, 2019 and 2018.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it was extended by the Board of Directors until November 15, 2019.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

From the inception of the Repurchase Plan through March 31, 2019, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,241, including commissions and fees, for a weighted average price of $2.37 per share.

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

Performance Units

The Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") has issued, and may in the future issue additional, Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.

The following table presents the activity related to Performance Units during the three months ended March 31, 2019 and 2018:

($ in thousands, except per share data)
	Three Months Ended March 31,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	-	$-	41,000	$0.84
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	-	$-	41,000	$0.84

Compensation expense during the period		$-		$3
Unrecognized compensation expense at period end		$-		$8
Weighted-average remaining vesting term (in years)		-		0.7
Intrinsic value of unvested shares at period end		$-		$96

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at March 31, 2019.

NOTE 12.  INCOME TAXES

The total income tax provision (benefit) recorded for the three months ended March 31, 2019 and 2018 was $0.6 million and $(1.1) million, respectively, on consolidated pre-tax book income (loss) of $2.2 million and $(4.4) million in the three months ended March 31, 2019 and 2018, respectively.

The Company’s tax provision is based on actual income to date and includes the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2019 and 2018.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2019 and 2018.

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

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2019 and 2018.

(in thousands, except per-share information)
	2019	2018
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$1,615	$(3,266)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,709	12,744
Effect of weighting	-	(14)
Weighted average shares-basic and diluted	12,709	12,730
Income (loss) per Class A common share:
Basic and diluted	$0.13	$(0.26)

(in thousands, except per-share information)
	2019	2018
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$4	$(8)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.13	$(0.26)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the three months ended March 31, 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions.

 The Company's MBS and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets, spread pricing techniques (option adjusted spread, zero volatility spread, spread to the U.S. Treasury curve or spread to a benchmark such as a TBA security), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Mortgage-backed securities	$211,641	$-	$211,641	$-
Orchid Island Capital, Inc. common stock	10,002	10,002	-	-
TBA securities	(1,064)	-	(1,064)	-
December 31, 2018
Mortgage-backed securities	$212,424	$-	$212,424	$-
Orchid Island Capital, Inc. common stock	9,713	9,713	-	-
TBA securities	(938)	-	(938)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018:

(in thousands)
	Retained Interests in Securitizations
	Three Months Ended March 31,
	2019	2018
Balances, January 1	$-	$653
Gain (loss) included in earnings	275	(83)
Collections	(275)	(298)
Balances, March 31	$-	$272

During the three months ended March 31, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15.   SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the three months ended March 31, 2019 and 2018, were approximately $1.6 million and $2.1 million, respectively, accounting for approximately 39% and 45% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the three months ended March 31, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$1,607	$-	$-		$-	$1,607
Advisory services, other operating segments(1)	68	-	-		(68)	-
Interest and dividend income	-	2,555	-		-	2,555
Interest expense	-	(1,313)	(406	)(2)	-	(1,719)
Net revenues	1,675	1,242	(406)		(68)	2,443
Other	-	1,304	55	(3)	-	1,359
Operating expenses(4)	(630)	(991)	-		-	(1,621)
Intercompany expenses(1)	-	(68)	-		68	-
Income (loss) before income taxes	$1,045	$1,487	$(351)		$-	$2,181

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$2,093	$-	$-		$-	$2,093
Advisory services, other operating segments(1)	58	-	-		(58)	-
Interest and dividend income	-	2,551	-		-	2,551
Interest expense	-	(809)	(337	)(2)	-	(1,146)
Net revenues	2,151	1,742	(337)		(58)	3,498
Other	-	(6,457)	333	(3)	-	(6,124)
Operating expenses(4)	(761)	(978)	-		-	(1,739)
Intercompany expenses(1)	-	(58)	-		58	-
Income (loss) before income taxes	$1,390	$(5,751)	$(4)		$-	$(4,365)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2019	$1,507	$245,045	$12,241	$258,793
December 31, 2018	1,488	245,866	12,046	259,400

NOTE 16. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both March 31, 2019 and December 31, 2018, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 3.0% and 3.1% of Orchid’s outstanding common stock on such dates.  The Company received dividends on this common stock investment of approximately $0.4 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively.

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

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") is a holding company that was formed in September 2003.   The Company’s principal wholly-owned operating subsidiaries are Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC. We operate in two business segments: the asset management segment, which includes the investment advisory services provided by Bimini Advisors to Orchid, and the investment portfolio segment, which includes the investment activities conducted by Bimini Capital and Royal Palm.

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

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it was extended by the Board of Directors until November 15, 2019.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

Through March 31, 2019, the Company repurchased a total of 70,704 shares at an aggregate cost of approximately $166,241, including commissions and fees, for a weighted average price of $2.37 per share.

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Net Income (Loss) Summary

Consolidated net income for the three months ended March 31, 2019 was $1.6 million, or $0.13 basic and diluted income per share of Class A Common Stock, as compared to a consolidated net loss of $3.3 million, or $0.26 basic and diluted loss per share of Class A Common Stock, for the three months ended March 31, 2018. The components of net income (loss) for the three months ended March 31, 2019 and 2018, along with the changes in those components are presented in the table below.

(in thousands)
	Three Months Ended March 31,
	2019	2018	Change
Advisory services revenues	$1,607	$2,093	$(486)
Interest and dividend income	2,555	2,551	4
Interest expense	(1,719)	(1,146)	(573)
Net revenues	2,443	3,498	(1,055)
Other income (expense)	1,359	(6,124)	7,483
Expenses	(1,621)	(1,739)	118
Net income (loss) before income tax provision (benefit)	2,181	(4,365)	6,546
Income tax provision (benefit)	562	(1,091)	1,653
Net income (loss)	$1,619	$(3,274)	$4,893

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts and TBA short positions to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2019 and 2018.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
	(GAAP)	Income (Loss)	Contracts
Three Months Ended
March 31, 2019	$(2,257)	$(1,068)	$(1,189)
December 31, 2018	(3,835)	(1,214)	(2,621)
September 30, 2018	948	349	599
June 30, 2018	870	194	676
March 31, 2018	1,741	(523)	2,264

Gains (Losses) on Derivative Instruments
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
	Agreements	Debt	Total	Agreements	Debt	Total
Three Months Ended
March 31, 2019	$5	$65	$70	$(974)	$(285)	$(1,259)
December 31, 2018	134	68	202	(2,318)	(505)	(2,823)
September 30, 2018	(35)	11	(24)	513	110	623
June 30, 2018	(108)	(19)	(127)	642	161	803
March 31, 2018	(154)	(33)	(187)	2,003	448	2,451

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2019	$2,190	$1,313	$5	$1,308	$877	$882
December 31, 2018	2,227	1,235	134	1,101	992	1,126
September 30, 2018	2,054	1,049	(35)	1,084	1,005	970
June 30, 2018	2,001	938	(108)	1,046	1,063	955
March 31, 2018	2,080	808	(154)	962	1,272	1,118

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
March 31, 2019	$877	$882	$406	$65	$341	$471	$541
December 31, 2018	992	1,126	393	68	325	599	801
September 30, 2018	1,005	970	388	11	377	617	593
June 30, 2018	1,063	955	372	(19)	391	691	564
March 31, 2018	1,272	1,118	337	(33)	370	935	748

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the three months ended March 31, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$1,607	$-	$-		$-	$1,607
Advisory services, other operating segments(1)	68	-	-		(68)	-
Interest and dividend income	-	2,555	-		-	2,555
Interest expense	-	(1,313)	(406	)(2)	-	(1,719)
Net revenues	1,675	1,242	(406)		(68)	2,443
Other	-	1,304	55	(3)	-	1,359
Operating expenses(4)	(630)	(991)	-		-	(1,621)
Intercompany expenses(1)	-	(68)	-		68	-
Income (loss) before income taxes	$1,045	$1,487	$(351)		$-	$2,181

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$2,093	$-	$-		$-	$2,093
Advisory services, other operating segments(1)	58	-	-		(58)	-
Interest and dividend income	-	2,551	-		-	2,551
Interest expense	-	(809)	(337	)(2)	-	(1,146)
Net revenues	2,151	1,742	(337)		(58)	3,498
Other	-	(6,457)	333	(3)	-	(6,124)
Operating expenses(4)	(761)	(978)	-		-	(1,739)
Intercompany expenses(1)	-	(58)	-		58	-
Income (loss) before income taxes	$1,390	$(5,751)	$(4)		$-	$(4,365)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2019	$1,507	$245,045	$12,241	$258,793
December 31, 2018	1,488	245,866	12,046	259,400

Asset Management Segment

Advisory Services Revenue

Advisory services revenue consists of management fees and overhead reimbursements charged to Orchid for the management of its portfolio pursuant to the terms of a management agreement. We receive a monthly management fee in the amount of:

•	One-twelfth of 1.5% of the first $250 million of Orchid’s month-end equity, as defined in the management agreement,
•	One-twelfth of 1.25% of Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
•	One-twelfth of 1.00% of Orchid’s month-end equity that is greater than $500 million.

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2020 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2019 and 2018.

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2019	$3,051,509	$363,204	$1,285	$322	$1,607
December 31, 2018	3,264,230	395,911	1,404	434	1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the three months ended March 31, 2019, we generated $0.9 million of net portfolio interest income, consisting of $2.2 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2018, we generated $1.3 million of net portfolio interest income, consisting of $2.1 million of interest income from MBS assets offset by $0.8 million of interest expense on repurchase liabilities. The $0.1 million increase in interest income for the three months ended March 31, 2019 was due to a $4.7 million increase in average MBS balances, combined with a 12 basis point ("bp") increase in yields earned on the portfolio.  The $0.5 million increase in interest expense for the three months ended March 31, 2019 was due to a combination of a $2.8 million increase in average repurchase liabilities and a 99 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2019 and 2018 was $1.3 million and $1.0 million, respectively, resulting in $0.9 million and $1.1 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2019 and for each quarter in 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2019	$212,033	$2,190	4.13%	199,771	$1,313	$1,308	2.63%	2.62%
December 31, 2018	212,317	2,227	4.20%	202,069	1,235	1,101	2.44%	2.18%
September 30, 2018	198,367	2,054	4.14%	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	194,677	2,001	4.11%	184,621	938	1,046	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	808	962	1.64%	1.96%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2019	$877	$882	1.50%	1.51%
December 31, 2018	992	1,126	1.76%	2.02%
September 30, 2018	1,005	970	1.93%	1.85%
June 30, 2018	1,063	955	2.08%	1.84%
March 31, 2018	1,272	1,117	2.37%	2.05%

(1)
Portfolio yields and costs of borrowings presented in the table above and the tables on page 32 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the tables on page 32 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic Net Interest Spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $2.2 million for the three months ended March 31, 2019 and $2.1 million for the three months ended March 31, 2018.  Average MBS holdings were $212.0 million and $207.3 million for the three months ended March 31, 2019 and 2018, respectively. The $0.1 million increase in interest income was due to a $4.7 million increase in average MBS holdings combined with a 12 basis point ("bp") increase in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the three months ended March 31, 2019 and for each quarter in 2018.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
March 31, 2019	$209,469	$2,564	$212,033	$2,143	$47	$2,190	4.09%	7.42%	4.13%
December 31, 2018	209,971	2,346	212,317	2,181	46	2,227	4.15%	7.85%	4.20%
September 30, 2018	196,305	2,062	198,367	2,008	46	2,054	4.09%	8.94%	4.14%
June 30, 2018	192,368	2,309	194,677	1,959	42	2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $199.8 million and $197.0 million, generating interest expense of $1.3 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.  Our average cost of funds was 2.63% and 1.64% for three months ended March 31, 2019 and 2018, respectively.  There was a 99 bp increase in the average cost of funds and a $2.8 million increase in average outstanding balances under repurchase agreements during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

 Our economic interest expense was $1.3 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. There was a 66 bp increase in the average economic cost of funds to 2.62% for the three months ended March 31, 2019 from 1.96% for the three months ended March 31, 2018.  The $0.3 million increase in economic interest expense was due to the $2.8 million increase in average outstanding repurchase agreements during the three months ended March 31, 2019, combined with the favorable performance of our derivative holdings attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 13 bps above the average one-month LIBOR and 14 bps below the average six-month LIBOR for the quarter ended March 31, 2019.  The Company’s average economic cost of funds was 12 bps above the average one-month LIBOR and 15 bps below the average six-month LIBOR for the quarter ended March 31, 2019. The average term to maturity of the outstanding repurchase agreements increased from 31 days at December 31, 2018 to 37 days at March 31, 2019.

The tables below present the average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the three months ended March 31, 2019 and for each quarter in 2018 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2019	$199,771	$1,313	$1,308	2.63%	2.62%
December 31, 2018	202,069	1,235	1,101	2.44%	2.18%
September 30, 2018	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	184,621	938	1,046	2.03%	2.27%
March 31, 2018	197,001	808	962	1.64%	1.96%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%
December 31, 2018	2.39%	2.74%	0.05%	(0.30)%	(0.21)%	(0.56)%
September 30, 2018	2.17%	2.55%	0.04%	(0.34)%	0.12%	(0.26)%
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%

Dividend Income

At both March 31, 2019 and December 31, 2018, we owned 1,520,036 shares of Orchid common stock.  Orchid paid total dividends of $0.24 per share and $0.31 per share during the three months ended March 31, 2019 and 2018, respectively.  During the three months ended March 31, 2019 and 2018, we received dividends on this common stock investment of approximately $0.3 million and $0.5 million, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was approximately $0.4 million for the three month period ended March 31, 2019, compared to approximately $0.3 million for the same period in 2018.  The average rate of interest paid for the three months ended March 31, 2019 was 6.25% compared to 5.19% for the comparable period in 2018. The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2019, the interest rate was 6.11%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018	Change
Unrealized gains (losses) on MBS	$3,052	$(4,880)	$7,932
(Losses) gains on derivative instruments	(2,257)	1,741	(3,998)
Gains (losses) on retained interests	275	(83)	358
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	289	(2,903)	3,192

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  We did not sell any MBS during the three months ended March 31, 2019 and 2018.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates. The table below presents historical interest rate data as of each quarter end during 2019 and 2018.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%

(1)	Historical 5 Year and 10 U.S. Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the three months ended March 31, 2019, our total operating expenses were approximately $1.6 million compared to approximately $1.7 million for the three months ended March 31, 2018. The table below presents a breakdown of operating expenses for the three months ended March 31, 2019 and 2018.

(in thousands)
	2019	2018	Change
Compensation and benefits	$1,071	$1,066	$5
Legal fees	26	66	(40)
Accounting, auditing and other professional fees	113	110	3
Directors’ fees and liability insurance	161	161	-
Other G&A expenses	250	336	(86)
	$1,621	$1,739	$(118)

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2019, our MBS portfolio consisted of $211.6 million of agency or government MBS at fair value and had a weighted average coupon of 4.25%.  During the three months ended March 31, 2019, we received principal repayments of $3.8 million compared to $5.1 million for the comparable period ended March 31, 2018.  The average prepayment speeds for the quarters ended March 31, 2019 and 2018 were 6.8% and 8.6%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2019	5.7	13.4	6.8
December 31, 2018	5.5	11.7	6.6
September 30, 2018	8.6	13.5	9.5
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2019 and December 31, 2018:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2019
Fixed Rate MBS	$209,262	98.9%	4.26%	318	1-Aug-48
Interest-Only MBS	1,703	0.8%	3.69%	285	15-Jul-48
Inverse Interest-Only MBS	676	0.3%	4.08%	263	25-Apr-41
Total MBS Portfolio	$211,641	100.0%	4.25%	322	1-Aug-48
December 31, 2018
Fixed Rate MBS	$209,675	98.7%	4.26%	327	1-Aug-48
Interest-Only MBS	2,021	1.0%	3.69%	293	15-Jul-48
Inverse Interest-Only MBS	728	0.3%	4.06%	272	25-Apr-41
Total MBS Portfolio	$212,424	100.0%	4.25%	327	1-Aug-48

($ in thousands)
	March 31, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$193,128	91.3%	$193,437	91.1%
Freddie Mac	18,436	8.7%	18,881	8.9%
Ginnie Mae	77	0.0%	106	0.0%
Total Portfolio	$211,641	100.0%	$212,424	100.0%

	March 31, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$106.81	$106.81
Weighted Average Structured Purchase Price	$6.39	$6.39
Weighted Average Pass-through Current Price	$105.57	$103.87
Weighted Average Structured Current Price	$7.92	$8.67
Effective Duration (1)	3.280	3.935

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.280 indicates that an interest rate increase of 1.0% would be expected to cause a 3.280% decrease in the value of the MBS in our investment portfolio at March 31, 2019.  An effective duration of 3.935 indicates that an interest rate increase of 1.0% would be expected to cause a 3.935% decrease in the value of the MBS in our investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the three months ended March 31, 2019 and 2018.

($ in thousands)
	Three Months Ended March 31,
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$-	$-	-	$5,081	$106.17	2.65%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2019, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$209,262	$5,577	$(9,317)	$(20,811)	2.66%	(4.45)%	(9.94)%
Interest-Only MBS	1,703	(538)	456	674	(31.61)%	26.80%	39.55%
Inverse Interest-Only MBS	676	(65)	(16)	(153)	(9.61)%	(2.36)%	(22.67)%
Total MBS Portfolio	$211,641	$4,974	$(8,877)	$(20,290)	2.35%	(4.19)%	(9.59)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$127,273	$314	$3,500	$7,000	0.09%	1.02%	2.05%
Junior Subordinated Debt Hedges	26,000	(1)	390	780	(0.00)%	1.02%	2.05%
TBA Contracts	50,000	(1,802)	2,959	6,361	3.62%	(5.94)%	(12.78)%
	$203,273	$(1,489)	$6,849	$14,141	(0.08)%	0.39%	0.80%

Gross Totals		$3,485	$(2,028)	$(6,149)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of March 31, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2019, we had obligations outstanding under the repurchase agreements of approximately $199.1 million with a net weighted average borrowing cost of 2.71%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 68 days, with a weighted average maturity of 37 days.  Securing the repurchase agreement obligation as of March 31, 2019 are MBS with an estimated fair value, including accrued interest, of $212.3 million and a weighted average maturity of 319 months.  Through May 10, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2019 with maturities through June 30, 2019.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2019 and 2018.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%
December 31, 2018	200,396	203,746	202,069	(1,673)	(0.83)%
September 30, 2018	203,742	204,988	189,582	14,160	7.47%
June 30, 2018	175,422	193,753	184,621	(9,199)	(4.98)%
March 31, 2018	193,820	204,998	197,001	(3,181)	(1.61)%

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

Our hedging strategy typically involves taking short positions in Eurodollar futures, T-Note futures, TBSs or other instruments. Since inception we have primarily used short positions in Eurodollar futures.  When the market causes these short positions to decline in value we are required to meet margin calls with cash.  This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the Eurodollar related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of March 31, 2019, we had cash and cash equivalents of $5.0 million.  We generated cash flows of $6.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $199.8 million during the three months ended March 31, 2019.  In addition, during the three months ended March 31, 2019, we received approximately $1.7 million in management fees and expense reimbursements as manager of Orchid and approximately $0.4 million in dividends from our investment in Orchid common stock.

The table below summarizes the effect that certain future contractual obligations existing as of March 31, 2019 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$199,146	$-	$-	$-	$199,146
Interest expense on repurchase agreements(1)	888	-	-	-	888
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,690	3,222	3,226	18,872	27,010
Other	250	-	-	-	250
Totals	$201,974	$3,222	$3,226	$44,872	$253,294

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of March 31, 2019 and the remaining term of liabilities existing at that date.
(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

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

The independent Board of Directors of Orchid has the ability to terminate the management agreement and thus end our ability to collect management fees and share overhead costs.  Should Orchid terminate the management agreement without cause, it will be obligated to pay us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the current automatic renewal term.

Interest Rates and the MBS Market

The turmoil that swept global markets came to an end during the first quarter of 2019.  The central banks in the United States, the European Union and China, as well as Japan, appear now to be aligned in their monetary policy.  The major central banks across the globe now have an accommodative stance. In the case of the U.S. Federal Reserve (the “Fed”), this meant the bank ended a prolonged tightening cycle in December 2018 and moved to a balanced outlook.  The Fed communicated its pivot away from tightening over the course of the three meetings in December 2018, January 2019 and March 2019.  Public comments by various Fed officials between these meetings reinforced the message.  At the March 2019 meeting, the Fed finally made it definitive that the tightening cycle was over, surprising the market somewhat and leading to a renewed rally lower in interest rates in the U.S. and triggering a further rally in risk assets across the globe. The Fed also announced it intends to slow the reduction of its balance sheet beginning later this year.  This means it will resume reinvestment of principal and interest payments on its portfolio, although reinvestments will be predominantly in U.S. Treasury securities. At the Fed meeting that concluded on May 1, 2019, the Fed reiterated their balanced outlook and stated future shifts in monetary policy will be data dependent.

Growth in the U.S. economy during the first quarter of 2019 surprised the markets when it was reported the economy expanded at an annualized rate of 3.2%. Incoming domestic economic data has generally rebounded as financial conditions have eased and there appear to be green shoots in China and Europe, indicating that the worst may be over in those two very important economies.  The markets now appear comfortable in the assumptions that central banks will respond quickly to signs of economic distress and will not remove accommodation over the foreseeable future.  This outlook has allowed risk assets to perform very well and interest rates to stabilize as volatility recedes.

As the second quarter of 2019 gets underway, signs of the economic recovery across the globe continue to appear and risk assets have continued to perform well.  Interest rates have drifted slightly higher, although, in the case of the U.S., short maturity U.S. Treasury securities, out to the five-year point, remain at or below the effective Federal Funds level of 2.45%.  This is consistent with the notion that there will be no further rate increases from the Fed this cycle.

The Agency MBS market generated a return of 2.3% during the first quarter of 2019 (per ICE Data indices).   This compares with 13.6% for the S&P 500, 7.4% for the high yield corporate index, 5.0% for the investment grade corporate index, and 2.2% for the U.S. Treasury index. Various components of the credit sensitive MBS markets generated returns between 1.0% for floating rate agency credit risk transfer (“CRT”) M1 tranches to 5.4% for longer duration, fixed rate agency CRT B1 tranches.  This relative performance clearly demonstrates the markets’ preference for risky assets during the quarter.  Within the Agency MBS market, returns were generally a function of the duration of the security, with 30-year, fixed rate securities outperforming 15-year, fixed rate securities and lower coupon securities outperforming higher coupon securities. With interest rates still materially below levels seen during the fall of 2018, and seasonal prepayment activity expected to accelerate into the spring and summer, prepayment considerations are paramount in security selection and expected returns.  The reduction of purchases by the Fed represents another source of concern for Agency MBS investors. The market expects refinancing activity and seasonal home turnover to lead to increases in the supply of Agency MBS.  The extent to which sufficient demand materializes to meet the increased supply will likely be the primary driver of Agency MBS performance for the second quarter of 2019, and the rest of the year as well.

Recent Regulatory Developments

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency MBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency MBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency MBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. Beginning in October 2019 principal payments from Agency MBS or agency debt will be reinvested in U.S. Treasury securities subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency MBS.

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

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments the Company uses to hedge our Agency MBS assets, such as Euro Dollar futures, swaps, interest rate futures and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. We believe this makes interest only securities desirable hedge instruments for pass-through Agency MBS.

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it was reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand could negatively impact Agency MBS prices.  The extent this negatively impacts the Agency MBS market will be a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand emerges to replace the Fed. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency MBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency MBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. Beginning in October 2019 principal payments from Agency MBS or agency debt will be reinvested in U.S. Treasury securities subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency MBS.

Because we base our investment decisions on risk management principles rather than anticipated movements in interest rates, in a volatile interest rate environment we may allocate more capital to structured Agency MBS with shorter durations. We believe these securities have a lower sensitivity to changes in long-term interest rates than other asset classes. We may attempt to mitigate our exposure to changes in long-term interest rates by investing in IOs and IIOs, which typically have different sensitivities to changes in long-term interest rates than PT MBS, particularly PT MBS backed by fixed-rate mortgages.

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

Summary

The severe market volatility that began in the fourth quarter of 2018 ended in early January 2019.  The catalyst was a sharp reversal in the monetary policy bias of the Fed.  The Fed ended a multi-year tightening cycle in December 2018, even though the Fed itself had expected to continue tightening into 2020, per its previous guidance.  Coupled with the European Central banks much more modest pivot away from potential tightening in 2019, the Fed’s actions brought all of the world’s major central banks into alignment with respect to their monetary policy.  The market sensed central banks would be there to backstop the global economy should economic weakness emerge, and there would be no further removal of accommodation over the foreseeable future.  This allowed risk assets to recover quickly during the first quarter and into the second quarter of 2019.  Economic data in the U.S. has recovered since December 2018 and January 2019 and, at least for now, appears to have stabilized.  Growth in the U.S. is expected to return to trend growth levels over the course of the year.  In Europe, the situation is a little more precarious, although Germany and the major economies of the European Union appear to have stopped deteriorating.  The People’s Bank of China continues to introduce stimulus into the Chinese economy, and the growth slowdown in China that occurred in 2018 appears to be bottoming out.  Combined, these developments reflect a global economy that is not as bad as feared in late 2018, and it is clear the world’s central banks are ready to supply further accommodation if needed.

The risk on tone to the market during the first quarter of 2019 led to the more credit sensitive sectors of the structured securities market to outperform.  This was consistent with other markets as well, as the S&P 500 generated a 13.6% return, while the high yield corporate and investment grade corporate indices generated returns of 7.4% and 5.0%, respectively.  The Agency MBS index generated a return of 2.3%, as duration was the primary driver of relative performance within the sector.  Returns by agency, maturity tenor and coupon ranged from approximately 1.4% to 2.8%.  Going forward, the Agency MBS market faces potential headwinds as the rally in rates since last fall, coupled with the turn in seasonal housing activity, should lead to a significant increase in the supply of Agency MBS, all in the absence of the largest source of demand, the Fed.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  GAAP requires our management to make some complex and subjective decisions and assessments.  Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. There have been no changes to our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2018.

Capital Expenditures

At March 31, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2019.

			Shares Purchased	Maximum Number
	Total Number	Weighted-Average	as Part of Publicly	of Shares That May Yet
	of Shares	Price Paid	Announced	Be Repurchased Under
	Repurchased	Per Share	Programs(2)	the Authorization(1)
January 1, 2019 - January 31, 2019	714	$2.16	714	429,596
February 1, 2019 - February 28, 2019	-	-	-	429,596
March 1, 2019 - March 31, 2019	-	-	-	429,596
Totals / Weighted Average	714	$2.16	714	429,596

(1)
On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The authorization originally expired on November 15, 2018, but was extended by the Board of Directors until November 15, 2019.

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2019.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: May 10, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 10, 2019	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)