Form 10-Q
period 2019-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2019-08-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 9, 2019	11,608,555
Class B Common Stock, $0.001 par value	August 9, 2019	31,938
Class C Common Stock, $0.001 par value	August 9, 2019	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$211,118,462	$212,349,874
Unpledged	52,000	74,318
Total mortgage-backed securities	211,170,462	212,424,192
Cash and cash equivalents	5,883,398	4,947,801
Restricted cash	2,656,085	1,292,687
Orchid Island Capital, Inc. common stock, at fair value	9,667,429	9,713,030
Accrued interest receivable	750,193	780,535
Property and equipment, net	3,261,351	3,298,067
Deferred tax assets, at fair value	22,603,791	23,202,821
Other assets	3,768,804	3,740,543
Total Assets	$259,761,513	$259,399,676

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$200,656,000	$200,396,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	818,485	678,262
Other liabilities	1,412,628	2,566,353
Total Liabilities	229,691,553	230,445,055

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 12,708,555 shares issued and outstanding as of June 30, 2019 and 12,709,269 shares issued
and outstanding as of December 31, 2018	12,709	12,709
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2019 and December 31, 2018	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2019 and December 31, 2018	32	32
Additional paid-in capital	334,917,723	334,919,265
Accumulated deficit	(304,860,536)	(305,977,417)
Stockholders’ Equity	30,069,960	28,954,621
Total Liabilities and Stockholders' Equity	$259,761,513	$259,399,676
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Advisory services	$3,261,116	$4,060,459	$1,653,796	$1,966,994
Interest income	4,324,093	4,080,776	2,133,677	2,000,510
Dividend income from Orchid Island Capital, Inc. common stock	729,617	881,621	364,809	410,410
Total revenues	8,314,826	9,022,856	4,152,282	4,377,914
Interest expense
Repurchase agreements	(2,652,893)	(1,746,554)	(1,340,029)	(937,288)
Junior subordinated notes	(806,147)	(709,485)	(399,592)	(372,152)
Net revenues	4,855,786	6,566,817	2,412,661	3,068,474

Other expense:
Unrealized gains (losses) on mortgage-backed securities	5,276,251	(6,813,783)	2,224,016	(1,933,977)
Realized losses on mortgage-backed securities	-	(103,356)	-	(103,356)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(45,601)	(2,675,263)	(334,408)	228,005
(Losses) gains on derivative instruments	(5,621,756)	2,610,422	(3,364,345)	869,710
Gains (losses) on retained interests in securitizations	275,115	(251,831)	-	(169,167)
Other income	494	915	248	308
Total other expense	(115,497)	(7,232,896)	(1,474,489)	(1,108,477)

Expenses:
Compensation and related benefits	2,087,625	2,102,531	1,016,844	1,036,076
Directors' fees and liability insurance	321,308	321,225	160,666	160,612
Audit, legal and other professional fees	284,027	298,506	145,395	122,754
Administrative and other expenses	526,029	667,455	275,058	331,295
Total expenses	3,218,989	3,389,717	1,597,963	1,650,737

Net income (loss) before income tax provision (benefit)	1,521,300	(4,055,796)	(659,791)	309,260
Income tax provision (benefit)	404,419	(1,004,310)	(158,069)	86,980

Net income (loss)	$1,116,881	$(3,051,486)	$(501,722)	$222,280

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.09	$(0.24)	$(0.04)	$0.02
CLASS B COMMON STOCK
Basic and Diluted	$0.09	$(0.24)	$(0.04)	$0.02
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,708,587	12,729,666	12,708,555	12,770,265
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2019 and 2018

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	(3,273,766)	(3,273,766)
Class A common shares sold directly to employees	83	199,914	-	199,997
Amortization of stock based compensation	-	2,869	-	2,869
Balances, March 31, 2018	$12,808	$335,081,562	$(282,473,022)	$52,621,348
Net income	-	-	222,280	222,280
Class A common shares repurchased and retired	(31)	(73,316)	-	(73,347)
Amortization of stock based compensation	-	2,869	-	2,869
Balances, June 30, 2018	$12,777	$335,011,115	$(282,250,742)	$52,773,150

Balances, January 1, 2019	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	1,618,603	1,618,603
Class A common shares repurchased and retired	-	(1,542)	-	(1,542)
Balances, March 31, 2019	$12,773	$334,917,723	$(304,358,814)	$30,571,682
Net loss	-	-	(501,722)	(501,722)
Balances, June 30, 2019	$12,773	$334,917,723	$(304,860,536)	$30,069,960
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,116,881	$(3,051,486)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	-	5,738
Depreciation	36,716	38,901
Deferred income tax provision (benefit)	599,030	(809,502)
(Gains) losses on mortgage-backed securities, net	(5,276,251)	6,917,139
(Gains) losses on retained interests in securitizations	(275,115)	251,831
Unrealized losses on Orchid Island Capital, Inc. common stock	45,601	2,675,263
Realized and unrealized losses on forward settling TBA securities	1,801,321	330,078
Changes in operating assets and liabilities:
Accrued interest receivable	30,342	75,909
Other assets	(28,261)	(237,926)
Accrued interest payable	140,223	(25,584)
Other liabilities	(395,183)	(146,735)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,204,696)	6,023,626

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,285,372)	(5,080,712)
Sales	-	9,089,456
Principal repayments	9,815,353	14,240,674
Payments received on retained interests in securitizations	-	401,549
Proceeds from termination of retained interests	275,115	-
Purchases of property and equipment	-	(15,392)
Net settlement of forward settling TBA contracts	(2,559,863)	13,672
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,245,233	18,649,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	574,564,000	848,802,237
Principal repayments on repurchase agreements	(574,304,000)	(873,562,509)
Class A common shares repurchased and retired	(1,542)	(73,347)
Class A common shares sold directly to employees	-	199,997
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	258,458	(24,633,622)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,298,995	39,251
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	6,240,488	8,752,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$8,539,483	$8,792,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$3,318,817	$2,481,623
Income taxes	$(46,700)	$303,458
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company operates in two business segments through its principal wholly-owned operating subsidiaries, Bimini Advisors Holdings, LLC and Royal Palm Capital, LLC.

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as "Bimini Advisors."  Bimini Advisors manages a residential mortgage-backed securities (“MBS”) portfolio for Orchid Island Capital, Inc. ("Orchid") and receives fees for providing these services. Bimini Advisors also manages the MBS portfolio of Royal Palm Capital, LLC.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2019 and December 31, 2018.

(in thousands)
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5,883,398	$4,947,801
Restricted cash	2,656,085	1,292,687
Total cash, cash equivalents and restricted cash	$8,539,483	$6,240,488

The Company maintains cash balances at several banks and excess margin with an exchange clearing member. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At June 30, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $4.5 million. The Company also maintains excess margin in accounts with derivative exchanges.  Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. These retained interests currently have a recorded fair value of zero, but may generate cash flows in the future. Any cash received from the retained interests are reflected in the consolidated statement of cash flows. Realized gains and subsequent adjustments to fair value are reflected in the consolidated statements of operations.

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

Derivative instruments are carried at fair value, and changes in fair value are recorded in the consolidated operations for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2019 and December 31, 2018, due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  Early application is permitted for fiscal periods beginning after December 15, 2018.  The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2019 and 2018.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Management fee	$2,611	$3,318	$1,327	$1,606
Allocated overhead	650	742	327	361
Total	$3,261	$4,060	$1,654	$1,967

At June 30, 2019 and December 31, 2018, the net amount due from Orchid was approximately $0.6 million and $0.7 million, respectively. These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2019 and December 31, 2018:

(in thousands)
	June 30, 2019	December 31, 2018
Fixed-rate MBS	$209,080	$209,675
Interest-Only MBS	1,472	2,021
Inverse Interest-Only MBS	618	728
Total	$211,170	$212,424

NOTE 4.   REPURCHASE AGREEMENTS

As of June 30, 2019, the Company had outstanding repurchase agreement obligations of approximately $200.7 million with a net weighted average borrowing rate of 2.63%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $211.9 million, and cash pledged to counterparties of approximately $1.9 million.  As of December 31, 2018, the Company had outstanding repurchase agreement obligations of approximately $200.4 million with a net weighted average borrowing rate of 2.56%.  These agreements were collateralized by MBS with a fair value, including accrued interest, of approximately $213.1 million, and cash pledged to counterparties of approximately $0.2 million.

As of June 30, 2019 and December 31, 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2019
Fair value of securities pledged, including accrued
interest receivable	$1,692	$89,115	$116,520	$4,540	$211,867
Repurchase agreement liabilities associated with
these securities	$1,146	$84,967	$110,355	$4,188	$200,656
Net weighted average borrowing rate	2.94%	2.64%	2.62%	2.64%	2.63%
December 31, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$107,876	$105,251	$-	$213,127
Repurchase agreement liabilities associated with
these securities	$-	$101,327	$99,069	$-	$200,396
Net weighted average borrowing rate	-	2.56%	2.56%	-	2.56%

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2019 and December 31, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $12.4 million and $12.4 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at June 30, 2019 and December 31, 2018 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
June 30, 2019
ED&F Man Capital Markets Inc.	$5,681	18.9%	29
Mirae Asset Securities (USA) Inc.	3,411	11.3%	51
December 31, 2018
ED&F Man Capital Markets Inc.	$4,037	13.9%	17
Mirae Asset Securities (USA) Inc.	3,506	12.1%	40

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

Derivative Liabilities, at Fair Value

The table below summarizes fair value information about our derivative liabilities as of June 30, 2019 and December 31, 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2019	December 31, 2018
Liabilities
TBA Securities	Other liabilities	$179	$938
Total derivative liabilities, at fair value		$179	$938

Margin Balances Posted to Counterparties
Futures contracts	Restricted cash	$685	$520
TBA securities	Restricted cash	66	543
Total margin balances on derivative contracts		$751	$1,063

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at June 30, 2019 and December 31, 2018.

($ in thousands)
As of June 30, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$150,000	2.71%	1.96%	$(568)
2020	150,000	2.84%	1.61%	(1,849)
2021	100,000	2.80%	1.57%	(1,231)
Total / Weighted Average	$130,000	2.80%	1.68%	$(3,648)

Treasury Note Futures Contracts (Short Position)(2)
September 2019 5-year T-Note futures
(Sep 2019 - Sep 2024 Hedge Period)	$25,000	2.60%	2.15%	$(581)

($ in thousands)
As of June 30, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.72%	1.96%	$31
2020	19,500	1.92%	1.63%	(57)
Total / Weighted Average	$21,667	1.84%	1.76%	$(26)

($ in thousands)
As of December 31, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$125,000	2.56%	2.67%	$139
2020	150,000	2.84%	2.49%	(523)
2021	100,000	2.80%	2.46%	(346)
Total / Weighted Average	$125,000	2.74%	2.54%	$(730)

($ in thousands)
As of December 31, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.63%	2.68%	$271
2020	26,000	1.95%	2.49%	142
2021	26,000	2.22%	2.46%	61
Total / Weighted Average	$26,000	1.93%	2.54%	$474

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $118.16 at June 30, 2019. The notional contract values of the short positions were $29.5 million.

The following table summarizes our contracts to purchase and sell TBA securities as of June 30, 2019 and December 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
June 30, 2019
30-Year TBA Securities:
3.5%	$(65,000)	$(66,280)	$(66,459)	$(179)
December 31, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$(47,844)	$(48,782)	$(938)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

(Losses) Gains On Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2019 and 2018.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,831)	$1,624	$(1,860)	$534
Junior subordinated debt funding hedges	(409)	557	(189)	142
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(581)	759	(581)	-
Net TBA securities	(1,801)	(330)	(734)	194
(Losses) gains on derivative instruments	$(5,622)	$2,610	$(3,364)	$870

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2019 and December 31, 2018.

($ in thousands)
	June 30, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$209,078	$-	$209,078	$209,675	$-	$209,675
Structured MBS - at fair value	2,040	-	2,040	2,675	-	2,675
Accrued interest on pledged securities	748	-	748	777	-	777
Restricted cash	1,905	751	2,656	230	1,063	1,293
Total	$213,771	$751	$214,522	$213,357	$1,063	$214,420

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of June 30, 2019 and December 31, 2018. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	June 30, 2019	December 31, 2018
Cash	$21	$371
Total	$21	$371

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2019 and December 31, 2018.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2019
Repurchase Agreements	$200,656	$-	$200,656	$(198,751)	$(1,905)	$-
TBA securities	179	-	179	-	(66)	113
	$200,835	$-	$200,835	$(198,751)	$(1,971)	$113
December 31, 2018
Repurchase Agreements	$200,396	$-	$200,396	$(200,166)	$(230)	$-
TBA securities	938	-	938	-	(543)	395
	$201,334	$-	$201,334	$(200,166)	$(773)	$395

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

As of June 30, 2019 and December 31, 2018, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2019, the interest rate was 5.91%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have substantive decision making ability over BCTII’s activities. Since Bimini Capital's investment in BCTII’s common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method.

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

NOTE 9.  COMMON STOCK

The table below presents information related to Bimini Capital’s Class A Common Stock issued during the six and three months ended June 30, 2019 and 2018.

	Six Months Ended June 30,		Three Months Ended June 30,
Shares Issued Related To:	2019	2018	2019	2018
Shares sold directly to employees	-	83,332	-	-
Total shares of Class A Common Stock issued	-	83,332	-	-

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the six months ended June 30, 2019 and 2018.

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

From the inception of the Repurchase Plan through June 30, 2019, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

Tender Offer

In July 2019, the Company completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of Bimini Capital’s Class A common stock, which were retired, at a price of $2.00 per share. The financial statement impact of the completion of this tender offer will be reported in our September 30, 2019 quarterly results.

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

The following table presents the activity related to Performance Units during the six months ended June 30, 2019 and 2018:

($ in thousands, except per share data)
	Six Months Ended June 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	-	$-	41,000	$0.84
Granted	-	-	-	-
Vested and issued	-	-	-	-
Unvested, end of period	-	$-	41,000	$0.84

Compensation expense during the period		$-		$6
Unrecognized compensation expense at period end		$-		$5
Weighted-average remaining vesting term (in years)		-		0.5
Intrinsic value of unvested shares at period end		$-		$97

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at June 30, 2019.

NOTE 12.  INCOME TAXES

The total income tax provision (benefit) recorded for the six months ended June 30, 2019 and 2018 was $0.4 million and $(1.0) million, respectively, on consolidated pre-tax book income (loss) of $1.5 million and $(4.1) million in the six months ended June 30, 2019 and 2018, respectively. The total income tax provision (benefit) recorded for the three months ended June 30, 2019 and 2018 was $(0.2) million and $0.1 million, respectively, on consolidated pre-tax book income (loss) of $(0.7) million and $0.3 million in the three months ended June 30, 2019 and 2018, respectively.

The Company’s tax provision is based on a projected effective rate based on annualized amounts applied to actual income to date and includes the expected realization of a portion of the tax benefits of federal and state net operating losses carryforwards (“NOLs”). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The Company currently provides a valuation allowance against a portion of the NOLs since the Company believes that it is more likely than not that some of the benefits will not be realized in the future. The Company will continue to assess the need for a valuation allowance at each reporting date.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2019 and 2018.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2019 and 2018.

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

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2019 and 2018.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$1,114	$(3,043)	$(501)	$221
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	12,709	12,713	12,709	12,713
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	-	-	41
Effect of weighting	-	17	-	16
Weighted average shares-basic and diluted	12,709	12,730	12,709	12,770
Income (loss) per Class A common share:
Basic and diluted	$0.09	$(0.24)	$(0.04)	$0.02

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$3	$(8)	$(1)	$1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.09	$(0.24)	$(0.04)	$0.02

NOTE 14.   FAIR VALUE

Authoritative accounting literature establishes a framework for using fair value to measure assets and liabilities and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the six and three months ended June 30, 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both June 30, 2019 and December 31, 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Mortgage-backed securities	$211,170	$-	$211,170	$-
Orchid Island Capital, Inc. common stock	9,667	9,667	-	-
TBA securities	(179)	-	(179)	-
December 31, 2018
Mortgage-backed securities	$212,424	$-	$212,424	$-
Orchid Island Capital, Inc. common stock	9,713	9,713	-	-
TBA securities	(938)	-	(938)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018:

(in thousands)
	Retained Interests in Securitizations
	Six Months Ended June 30,
	2019	2018
Balances, January 1	$-	$653
Gain (loss) included in earnings	275	(252)
Collections	(275)	(401)
Balances, June 30	$-	$-

During the six months ended June 30, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15.   SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the six months ended June 30, 2019 and 2018, were approximately $3.3 million and $4.1 million, respectively, accounting for approximately 39% and 45% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the six months ended June 30, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$3,261	$-	$-		$-	$3,261
Advisory services, other operating segments(1)	137	-	-		(137)	-
Interest and dividend income	-	5,053	1		-	5,054
Interest expense	-	(2,653)	(806	)(2)	-	(3,459)
Net revenues	3,398	2,400	(805)		(137)	4,856
Other	-	18	(134	)(3)	-	(116)
Operating expenses(4)	(1,272)	(1,947)	-		-	(3,219)
Intercompany expenses(1)	-	(137)	-		137	-
Income (loss) before income taxes	$2,126	$334	$(939)		$-	$1,521

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$4,060	$-	$-		$-	$4,060
Advisory services, other operating segments(1)	120	-	-		(120)	-
Interest and dividend income	-	4,962	-		-	4,962
Interest expense	-	(1,746)	(709	)(2)	-	(2,455)
Net revenues	4,180	3,216	(709)		(120)	6,567
Other	-	(7,539)	306	(3)	-	(7,233)
Operating expenses(4)	(1,498)	(1,892)	-		-	(3,390)
Intercompany expenses(1)	-	(120)	-		120	-
Income (loss) before income taxes	$2,682	$(6,335)	$(403)		$-	$(4,056)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of June 30, 2019 and December 31, 2018 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2019	$1,476	$245,693	$12,593	$259,762
December 31, 2018	1,488	245,866	12,046	259,400

NOTE 16. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both June 30, 2019 and December 31, 2018, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 2.8% and 3.1% of Orchid’s outstanding common stock on such dates.  The Company received dividends on this common stock investment of approximately $0.7 million and $0.4 million during the six and three months ended June 30, 2019, respectively, and approximately $0.9 million and $0.4 million during the six and three months ended June 30, 2018, respectively.

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

Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC (an investment advisor registered with the Securities and Exchange Commission), are collectively referred to as “Bimini Advisors.”  Bimini Advisors serves as the external manager of the portfolio of Orchid Island Capital, Inc. ("Orchid"). From this arrangement, the Company receives management fees and expense reimbursements.  As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations.  Pursuant to the terms of the management agreement, Bimini Advisors provides Orchid with its management team, including its officers, along with appropriate support personnel. Bimini Advisors is at all times subject to the supervision and oversight of Orchid's board of directors and has only such functions and authority as delegated to it. In addition, the Company receives dividends from its investment in Orchid common shares.

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

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of the “Company approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, we may purchase up to 500,000 shares of the Company’s Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it was extended by the Board of Directors until November 15, 2019.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

Through June 30, 2019, we repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

Tender Offer

In July 2019, we completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of our Class A common stock, which were retired, at a price of $2.00 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency MBS;
•	actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury;
•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates; and
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2019, as compared to the six and three months ended June 30, 2018.

Net Income (Loss) Summary

Consolidated net income for the six months ended June 30, 2019 was $1.1 million, or $0.09 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $3.1 million, or $0.24 basic and diluted loss per share of Class A Common Stock, for the six months ended June 30, 2018.

Consolidated net loss for the three months ended June 30, 2019 was $0.5 million, or $0.04 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.2 million, or $0.02 basic and diluted income per share of Class A Common Stock, for the three months ended June 30, 2018.

The components of net income (loss) for the six and three months ended June 30, 2019 and 2018, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Advisory services revenues	$3,261	$4,060	$(799)	$1,654	$1,967	$(313)
Interest and dividend income	5,054	4,962	92	2,498	2,411	87
Interest expense	(3,459)	(2,455)	(1,004)	(1,740)	(1,310)	(430)
Net revenues	4,856	6,567	(1,711)	2,412	3,068	(656)
Other expense	(116)	(7,233)	7,117	(1,474)	(1,108)	(366)
Expenses	(3,219)	(3,390)	171	(1,598)	(1,651)	53
Net income (loss) before income tax provision (benefit)	1,521	(4,056)	5,577	(660)	309	(969)
Income tax provision (benefit)	404	(1,005)	1,409	(158)	87	(245)
Net income (loss)	$1,117	$(3,051)	$4,168	$(502)	$222	$(724)

GAAP and Non-GAAP Reconciliation

Economic Interest Expense and Economic Net Interest Income

We use derivative instruments, specifically Eurodollar and Treasury Note (“T-Note”) futures contracts and TBA short positions to hedge a portion of the interest rate risk on repurchase agreements in a rising rate environment.

We have not designated our derivative financial instruments as hedge accounting relationships, but rather hold them for economic hedging purposes. Changes in fair value of these instruments are presented in a separate line item in our consolidated statements of operations and not included in interest expense. As such, for financial reporting purposes, interest expense and cost of funds are not impacted by the fluctuation in value of the derivative instruments.

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Three Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
June 30, 2019	$(3,364)	$(734)	$(2,441)	$(189)
March 31, 2019	(2,257)	(1,068)	(969)	(220)
December 31, 2018	(3,835)	(1,214)	(2,184)	(437)
September 30, 2018	948	349	478	121
June 30, 2018	870	194	534	142
March 31, 2018	1,741	(523)	1,849	415

(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Six Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
June 30, 2019	$(5,622)	$(1,801)	$(3,412)	$(409)
June 30, 2018	2,610	(330)	2,383	557

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
June 30, 2019	$(226)	$43	$(183)	$(2,215)	$(232)	$(2,447)
March 31, 2019	5	65	70	(974)	(285)	(1,259)
December 31, 2018	134	68	202	(2,318)	(505)	(2,823)
September 30, 2018	(35)	11	(24)	513	110	623
June 30, 2018	(108)	(19)	(127)	642	161	803
March 31, 2018	(154)	(33)	(187)	2,003	448	2,451

(in thousands)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Six Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
June 30, 2019	$(221)	$108	$(113)	$(3,191)	$(517)	$(3,708)
June 30, 2018	(262)	(52)	(314)	2,645	609	3,254

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2019	$2,134	$1,340	$(226)	$1,566	$794	$568
March 31, 2019	2,190	1,313	5	1,308	877	882
December 31, 2018	2,227	1,235	134	1,101	992	1,126
September 30, 2018	2,054	1,049	(35)	1,084	1,005	970
June 30, 2018	2,001	938	(108)	1,046	1,063	955
March 31, 2018	2,080	808	(154)	962	1,272	1,118

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2019	$4,324	$2,653	$(221)	$2,874	$1,671	$1,450
June 30, 2018	4,081	1,746	(262)	2,008	2,335	2,073

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2019	$794	$568	$400	$43	$357	$394	$211
March 31, 2019	877	882	406	65	341	471	541
December 31, 2018	992	1,126	393	68	325	599	801
September 30, 2018	1,005	970	388	11	377	617	593
June 30, 2018	1,063	955	372	(19)	391	691	564
March 31, 2018	1,272	1,118	337	(33)	370	935	748

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2019	$1,671	$1,450	$806	$108	$698	$865	$752
June 30, 2018	2,335	2,073	709	(52)	761	1,626	1,312

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the six months ended June 30, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$3,261	$-	$-		$-	$3,261
Advisory services, other operating segments(1)	137	-	-		(137)	-
Interest and dividend income	-	5,053	1		-	5,054
Interest expense	-	(2,653)	(806	)(2)	-	(3,459)
Net revenues	3,398	2,400	(805)		(137)	4,856
Other	-	18	(134	)(3)	-	(116)
Operating expenses(4)	(1,272)	(1,947)	-		-	(3,219)
Intercompany expenses(1)	-	(137)	-		137	-
Income (loss) before income taxes	$2,126	$334	$(939)		$-	$1,521

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$4,060	$-	$-		$-	$4,060
Advisory services, other operating segments(1)	120	-	-		(120)	-
Interest and dividend income	-	4,962	-		-	4,962
Interest expense	-	(1,746)	(709	)(2)	-	(2,455)
Net revenues	4,180	3,216	(709)		(120)	6,567
Other	-	(7,539)	306	(3)	-	(7,233)
Operating expenses(4)	(1,498)	(1,892)	-		-	(3,390)
Intercompany expenses(1)	-	(120)	-		120	-
Income (loss) before income taxes	$2,682	$(6,335)	$(403)		$-	$(4,056)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2019	$1,476	$245,693	$12,593	$259,762
December 31, 2018	1,488	245,866	12,046	259,400

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

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2019 and 2018.

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2019	$3,307,885	$363,961	$1,327	$327	$1,654
March 31, 2019	3,051,509	363,204	1,285	322	1,607
December 31, 2018	3,264,230	395,911	1,404	434	1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the six months ended June 30, 2019, we generated $1.7 million of net portfolio interest income, consisting of $4.3 million of interest income from MBS assets offset by $2.7 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2018, we generated $2.3 million of net portfolio interest income, consisting of $4.1 million of interest income from MBS assets offset by $1.7 million of interest expense on repurchase liabilities. The $0.2 million increase in interest income for the six months ended June 30, 2019 was due to a $10.7 million increase in average MBS balances, combined with a 2 basis point ("bp") increase in yields earned on the portfolio.  The $0.9 million increase in interest expense for the six months ended June 30, 2019 was due to a combination of a $9.0 million increase in average repurchase liabilities and an 83 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2019 and 2018 was $2.9 million and $2.0 million, respectively, resulting in $1.5 million and $2.1 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2019, we generated $0.8 million of net portfolio interest income, consisting of $2.1 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2018, we generated $1.1 million of net portfolio interest income, consisting of $2.0 million of interest income from MBS assets offset by $0.9 million of interest expense on repurchase liabilities.  The $0.1 million increase in interest income for the three months ended June 30, 2019 was due to a $16.7 million increase in average MBS balances, offset by a 7 bp decrease in yields earned on the portfolio.  The $0.4 million increase in interest expense for the three months ended June 30, 2019 was due to a combination of a $15.3 million increase in average repurchase liabilities and a 65 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended June 30, 2019 and 2018 was $1.6 million and $1.0 million, respectively, resulting in $0.6 million and $1.0 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2019 and 2018 and each quarter in 2019 and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2019	$211,406	$2,134	4.04%	$199,901	$1,340	$1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%
December 31, 2018	212,317	2,227	4.20%	202,069	1,235	1,101	2.44%	2.18%
September 30, 2018	198,367	2,054	4.14%	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	194,677	2,001	4.11%	184,621	938	1,046	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	808	962	1.64%	1.96%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2019	$211,719	$4,324	4.08%	$199,836	$2,653	$2,874	2.66%	2.88%
June 30, 2018	200,969	4,081	4.06%	190,811	1,746	2,008	1.83%	2.11%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2019	$794	$568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%
December 31, 2018	992	1,126	1.76%	2.02%
September 30, 2018	1,005	970	1.93%	1.85%
June 30, 2018	1,063	955	2.08%	1.84%
March 31, 2018	1,272	1,118	2.37%	2.05%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2019	$1,671	$1,450	1.42%	1.20%
June 30, 2018	2,335	2,073	2.23%	1.95%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 33 and 34 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

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

Interest Income and Average Earning Asset Yield

Our interest income was $4.3 million for the six months ended June 30, 2019 and $4.1 million for the six months ended June 30, 2018.  Average MBS holdings were $211.7 million and $201.0 million for the six months ended June 30, 2019 and 2018, respectively. The $0.2 million increase in interest income was due to combination of a 2 bp increase in yields and a $10.7 million increase in average MBS holdings.

Our interest income was $2.1 million for the three months ended June 30, 2019 and $2.0 million for the three months ended June 30, 2018.  Average MBS holdings were $211.4 million and $194.7 million for the three months ended June 30, 2019 and 2018, respectively. The $0.1 million increase in interest income was due to a $16.7 million increase in average MBS holdings, offset by a 7 bp decrease in yields.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the six months ended June 30, 2019 and 2018, and for each quarter during 2019 and 2018.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2019	$209,171	$2,235	$211,406	$2,111	$23	$2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%
December 31, 2018	209,971	2,346	212,317	2,181	46	2,227	4.15%	7.85%	4.20%
September 30, 2018	196,305	2,062	198,367	2,008	46	2,054	4.09%	8.94%	4.14%
June 30, 2018	192,368	2,309	194,677	1,959	42	2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Six Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2019	$209,320	$2,399	$211,719	$4,254	$70	$4,324	4.06%	5.83%	4.08%
June 30, 2018	198,577	2,392	200,969	4,013	68	4,081	4.04%	5.68%	4.06%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $199.8 million and $190.8 million, generating interest expense of $2.7 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively.  Our average cost of funds was 2.66% and 1.83% for six months ended June 30, 2019 and 2018, respectively.  There was an 83 bp increase in the average cost of funds and a $9.0 million increase in average outstanding repurchase agreements during the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Our economic interest expense was $2.9 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. There was a 77 bp increase in the average economic cost of funds to 2.88% for the six months ended June 30, 2019 from 2.11% for the six months ended June 30, 2018.  The $0.9 million increase in economic interest expense was due to the $9.0 million increase in average outstanding repurchase agreements during the six months ended June 30, 2019, combined with the negative performance of our derivative holdings attributed to the current period.

Our average outstanding balances under repurchase agreements were $199.9 million and $184.6 million, generating interest expense of $1.3 million and $0.9 million for the three months ended June 30, 2019 and 2018, respectively.  Our average cost of funds was 2.68% and 2.03% for three months ended June 30, 2019 and 2018, respectively.  There was a 65 bp increase in the average cost of funds and a $15.3 million increase in average outstanding repurchase agreements during the three months ended June 30, 2019, compared to the three months ended June 30, 2018.

Our economic interest expense was $1.6 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively. There was an 86 basis point increase in the average economic cost of funds to 3.13% for the three months ended June 30, 2019 from 2.27% for the three months ended June 30, 2018.  The $0.6 million increase in economic interest expense was due to the $15.3 million increase in average outstanding repurchase agreements during the three months ended June 30, 2019, combined with the negative performance of our derivative agreements attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  Our average cost of funds calculated on a GAAP basis was 23 bps above the average one-month LIBOR and 19 bps above the average six-month LIBOR for the quarter ended June 30, 2019. Our average economic cost of funds was 68 bps above the average one-month LIBOR and 64 bps above the average six-month LIBOR for the quarter ended June 30, 2019. The average term to maturity of the outstanding repurchase agreements increased from 31 days at December 31, 2018 to 37 days at June 30, 2019.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2019 and 2018, and for each quarter in 2019 and 2018, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2019	$199,901	$1,340	$1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%
December 31, 2018	202,069	1,235	1,101	2.44%	2.18%
September 30, 2018	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	184,621	938	1,046	2.03%	2.27%
March 31, 2018	197,001	808	962	1.64%	1.96%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2019	$199,836	$2,653	$2,874	2.66%	2.88%
June 30, 2018	190,811	1,746	2,008	1.83%	2.11%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%
December 31, 2018	2.39%	2.74%	0.05%	(0.30)%	(0.21)%	(0.56)%
September 30, 2018	2.17%	2.55%	0.04%	(0.34)%	0.12%	(0.26)%
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Six Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2019	2.48%	2.63%	0.18%	0.03%	0.40%	0.25%
June 30, 2018	1.84%	2.30%	(0.01)%	(0.47)%	0.27%	(0.19)%

Dividend Income

We have owned 1,520,036 shares of Orchid common stock since March 2017. Orchid paid total dividends of $0.48 per share and $0.24 per share during the six and three months ended June 30, 2019, respectively, and $0.58 per share and $0.27 per share during the six and three months ended June 30, 2018, respectively.  During the six and three months ended June 30, 2019, we received dividends on this common stock investment of approximately $0.7 million and $0.4 million, respectively, compared to $0.9 million and $0.4 million during the six and three months ended June 30, 2018, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was $0.8 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.  The average rate of interest paid for the six months ended June 30, 2019 was 6.17% compared to 5.43% for the comparable period in 2018.

Interest expense on our junior subordinated debt securities was $0.4 million and $0.4 million for the three month periods ended June 30, 2019 and 2018, respectively.  The average rate of interest paid for the three months ended June 30, 2019 was 6.08% compared to 5.66% for the comparable period in 2018.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of June 30, 2019, the interest rate was 5.91%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the six and three months ended June 30, 2019 and 2018.
(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Realized gains (losses) on sales of MBS	$-	$(103)	$103	$-	$(103)	$103
Unrealized gains (losses) on MBS	5,276	(6,814)	12,090	2,224	(1,934)	4,158
Total gains (losses) on MBS	5,276	(6,917)	12,193	2,224	(2,037)	4,261
(Losses) gains on derivative instruments	(5,622)	2,610	(8,232)	(3,364)	870	(4,234)
Gains (losses) on retained interests in securitizations	275	(252)	527	-	(169)	169
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock	(46)	(2,675)	2,629	(334)	228	(562)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. We did not sell any MBS during the six months ended June 30, 2019. During the six and three months ended June 30, 2018, the Company received proceeds of $9.1 million from the sales of MBS.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2019 and 2018.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the six and three months ended June 30, 2019, our total operating expenses were approximately $3.2 million and $1.6 million, respectively, compared to approximately $3.4 million and $1.7 million for the six and three months ended June 30, 2018, respectively.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2019 and 2018.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Compensation and related benefits	$2,088	$2,103	$(15)	$1,017	$1,036	$(19)
Legal fees	96	106	(10)	70	40	30
Accounting, auditing and other professional fees	188	193	(5)	75	83	(8)
Directors’ fees and liability insurance	321	321	-	161	161	-
Administrative and other expenses	526	667	(141)	275	331	(56)
	$3,219	$3,390	$(171)	$1,598	$1,651	$(53)

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2019, our MBS portfolio consisted of $211.2 million of agency or government MBS at fair value and had a weighted average coupon of 4.25%.  During the six months ended June 30, 2019, we received principal repayments of $9.8 million compared to $14.2 million for the comparable period ended June 30, 2018.  The average prepayment speeds for the quarters ended June 30, 2019 and 2018 were 10.5% and 13.1%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8
December 31, 2018	5.5	11.7	6.6
September 30, 2018	8.6	13.5	9.5
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2019 and December 31, 2018:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2019
Fixed Rate MBS	$209,080	99.0%	4.25%	316	1-May-49
Interest-Only MBS	1,472	0.7%	3.69%	908	25-Dec-39
Inverse Interest-Only MBS	618	0.3%	4.16%	260	25-Apr-41
Total MBS Portfolio	$211,170	100.0%	4.25%	320	1-May-49
December 31, 2018
Fixed Rate MBS	$209,675	98.7%	4.26%	327	1-Aug-48
Interest-Only MBS	2,021	1.0%	3.69%	293	15-Jul-48
Inverse Interest-Only MBS	728	0.3%	4.06%	272	25-Apr-41
Total MBS Portfolio	$212,424	100.0%	4.25%	327	1-Aug-48

($ in thousands)
	June 30, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$193,306	91.5%	$193,437	91.1%
Freddie Mac	17,797	8.4%	18,881	8.9%
Ginnie Mae	67	0.1%	106	0.0%
Total Portfolio	$211,170	100.0%	$212,424	100.0%

	June 30, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$106.77	$106.81
Weighted Average Structured Purchase Price	$6.39	$6.39
Weighted Average Pass-through Current Price	$106.89	$103.87
Weighted Average Structured Current Price	$7.54	$8.67
Effective Duration (1)	2.497	3.935

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.497 indicates that an interest rate increase of 1.0% would be expected to cause a 2.497% decrease in the value of the MBS in our investment portfolio at June 30, 2019.  An effective duration of 3.935 indicates that an interest rate increase of 1.0% would be expected to cause a 3.935% decrease in the value of the MBS in our investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the six months ended June 30, 2019 and 2018.

($ in thousands)
	Six Months Ended June 30,
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$3,285	$104.12	3.35%	$5,081	$106.17	2.65%

Our portfolio of PT MBS is typically comprised of adjustable-rate MBS, fixed-rate MBS and hybrid adjustable-rate MBS. We generally seek to acquire low duration assets that offer high levels of protection from mortgage prepayments provided that they are reasonably priced by the market.  Although the duration of an individual asset can change as a result of changes in interest rates, we strive to maintain a hedged PT MBS portfolio with an effective duration of less than 2.0. The stated contractual final maturity of the mortgage loans underlying our portfolio of PT MBS generally ranges up to 30 years. However, the effect of prepayments of the underlying mortgage loans tends to shorten the resulting cash flows from our investments substantially. Prepayments occur for various reasons, including refinancing of underlying mortgages, loan payoffs in connection with home sales, and borrowers paying more than their scheduled loan payments, which accelerates the amortization of the loans.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2019, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$209,080	$4,509	$(8,010)	$(18,866)	2.16%	(3.83)%	(9.02)%
Interest-Only MBS	1,472	(480)	544	862	(32.61)%	36.95%	58.51%
Inverse Interest-Only MBS	618	(65)	24	(69)	(10.44)%	3.82%	(11.12)%
Total MBS Portfolio	$211,170	$3,964	$(7,442)	$(18,073)	1.88%	(3.52)%	(8.56)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$130,000	$(3,250)	$3,250	$6,500	(1.02)%	1.02%	2.03%
Junior Subordinated Debt Hedges	26,000	(325)	325	650	(1.02)%	1.02%	2.04%
Treasury Futures	25,000	(1,158)	1,118	2,198	(4.63)%	4.47%	8.79%
TBA Contracts	65,000	(998)	2,641	6,733	(1.50)%	3.97%	10.13%
	$246,000	$(5,731)	$7,334	$16,081

Gross Totals		$(1,767)	$(108)	$(1,992)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of June 30, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2019, we had obligations outstanding under the repurchase agreements of approximately $200.7 million with a net weighted average borrowing cost of 2.63%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 1 to 101 days, with a weighted average maturity of 37 days.  Securing the repurchase agreement obligation as of June 30, 2019 are MBS with an estimated fair value, including accrued interest, of $211.9 million and a weighted average maturity of 317 months.  Through August 9, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2019 with maturities through October 9, 2019.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2019 and 2018.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
June 30, 2019	$200,656	$200,776	$199,901	$755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%
December 31, 2018	200,396	203,746	202,069	(1,673)	(0.83)%
September 30, 2018	203,742	204,988	189,582	14,160	7.47%
June 30, 2018	175,422	193,753	184,621	(9,199)	(4.98)%
March 31, 2018	193,820	204,998	197,001	(3,181)	(1.61)%

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

Our hedging strategy typically involves taking short positions in Eurodollar futures, T-Note futures, TBAs or other instruments. Since inception we have primarily used short positions in Eurodollar futures.  When the market causes these short positions to decline in value we are required to meet margin calls with cash.  This can reduce our liquidity position to the extent other securities in our portfolio move in price in such a way that we do not receive enough cash through margin calls to offset the Eurodollar related margin calls. If this were to occur in sufficient magnitude, the loss of liquidity might force us to reduce the size of the levered portfolio, pledge additional structured securities to raise funds or risk operating the portfolio with less liquidity.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of June 30, 2019, we had cash and cash equivalents of $5.9 million.  We generated cash flows of $14.2 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $199.8 million during the six months ended June 30, 2019.  In addition, during the six months ended June 30, 2019, we received approximately $3.4 million in management fees and expense reimbursements as manager of Orchid and approximately $0.7 million in dividends from our investment in Orchid common stock.

In July 2019, we completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of our Class A common stock, which were retired, at a price of $2.00 per share. In order to fund the share-repurchase we sold MBS assets with an approximate fair market at time of sale, including accrued interest, of $44.0 million.  We anticipate being able to replenish our RMBS portfolio with available cash beginning in the third quarter of 2019.

The table below summarizes the effect that certain future contractual obligations existing as of June 30, 2019 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$200,656	$-	$-	$-	$200,656
Interest expense on repurchase agreements(1)	1,282	-	-	-	1,282
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,622	3,116	3,120	17,864	25,737
Other	250
Totals	$203,810	$3,116	$3,120	$43,864	$253,910

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of June 30, 2019 and the remaining term of liabilities existing at that date.
(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

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

Interest Rates and the MBS Market

The transition in the outlook for the economy and interest rate policy on the part of the Fed that started during the fourth quarter of 2018 continued during the second quarter of 2019.  After switching from a tightening bias and hiking the Fed Funds rate for the ninth time in December 2018, the Fed shifted to a balanced outlook during the first quarter of 2019. The Fed shifted again during the second quarter of 2019. The domestic economy in the U.S. appeared to be slowing somewhat, mainly as a result of the manufacturing sector slowing from the torrid pace of 2018.  Growth in the consumer/consumption sector remains solid, supported by a still strong job market with greater than 3% wage growth. However, growth overseas is clearly slowing.  These developments, coupled with inflation moving below the Fed’s 2% target, caused the Fed to shift its policy outlook from stable to leaning towards an easing policy.  The Fed did ease the target for the Fed Funds rate at their meeting which concluded on July 31, 2019.

The Fed was not the only central bank to shift its policy outlook.  The European Central Bank (the “ECB”) also adopted a more accommodative outlook at their meeting on June 6, 2019.  The shift in policy on the part of the Fed and the ECB was brought about by several developments.  Central to these developments are the significant risks to the global growth outlook, coupled with declining inflation expectations.  The greatest risk to global growth is in turn the deteriorating trade environment.  Trade talks between the U.S. and China broke down in early May 2019 and were not resurrected, as had been expected, at the G-20 meeting in late June 2019.  Secondly, as part of his efforts to address the immigration crisis at the southern border of the U.S., President Trump surprised the market in late May 2019 with threats to impose significant tariffs on goods imported from Mexico.  Negotiations followed shortly thereafter. The tariffs have been set aside for now, but the impact on market sentiment and risk premiums was significant.  Trade uncertainty is the most frequently cited concern by central bankers across the globe – especially the ECB and the Fed.  The manufacturing side of the global economy has clearly been slowing, as global purchasing manager surveys have declined and are on the verge of breaking below the psychologically important 50 level.  Adding to growth pessimism during the second quarter of 2019, the Prime Minister of the U.K., Theresa May, resigned as her efforts to orchestrate an orderly Brexit from the European Union (the “EU”) floundered.  On Wednesday, July 24, 2019, Boris Johnson became the new Prime Minister; however, the outlook for an orderly Brexit remains uncertain.

The market reaction to the announcement of the possible tariffs on Mexican imported goods was a significant rally as rates declined and the U.S. Treasury curve inverted (as reflected by the spread between 3-month treasury bills and the ten-year U.S. Treasury note), briefly before recovering into positive territory in early July.  As reflected by Fed Funds futures contracts, the market expected the Fed to lower the Fed Funds target range with two or three 25 bp moves over the balance of 2019 as of June 30, 2019. There has been a pronounced shift in the tone of the Fed chairman and the various members of the Federal Open Market Committee (“FOMC”).  Based on their public comments, the chairman and the various other governors appear to be focused on the outlook for trade negotiations, global growth and inflation levels/expectations going forward.  They appear to be willing to look past the current state of growth – which remains solid. This was again the case at the Chairman’s press conference following their meeting on July 31, 2019 after the Fed had lowered the Fed Funds rate by 25 bps.  Shortly thereafter, trade tensions increased significantly when the administration announced potential additional tariffs of 10% on up to $300 billion of additional goods imported from China commencing September 1, 2019.  The Chinese retaliated in the following days and the markets have reacted with a significant “risk off” sell-off in risk assets and corresponding rally in safe haven assets.  The curve has since inverted again.

The Agency MBS market had a positive total return for the second quarter of 2.0% per data provided by Bank of Merrill Lynch/ICE Data Indices. With the decline in interest rates occurring over the course of the quarter, longer duration coupons outperformed shorter duration coupons and 30-year securities outperformed 15-year securities. However, returns versus equivalent duration U.S. Treasuries were negative across the Agency MBS universe.  As interest rates fell, rate volatility rose, both realized and implied, and prepayment fears increased.  Both of these developments are typically bad for MBS securities.  As interest rates settled into a range near the end of the second quarter and into the third quarter, volatility has declined and Agency MBS assets have outperformed comparable duration U.S. Treasuries.

In June 2019 the Uniform MBS (“UMBS”) began trading.  UMBS are passthrough securities representing an interest in a pool of residential mortgages that are issued and guaranteed by either Fannie Mae or Freddie Mac. The UMBS were designed to eliminate differences in underwriting, servicing and trading levels between Fannie Mae and Freddie Mac securities and to increase liquidity in the TBA market.  It remains to be seen how effective the UMBS program will be at accomplishing these objectives.  The other significant development in the Agency MBS market was the continued deterioration in the TBA market.  With lower rates available to borrowers and rates continuing to decline into the third quarter – refinancing activity has increased and all agency loans outside of the specified pool market continue to exhibit very poor prepayment behavior.  The collateral generally has historically high gross weighted average coupons for any given coupon, higher loan balances and higher FICO scores – all consistent with higher prepayment expectations.  This has led to a material increase in premiums charged for pools with more desirable prepayment characteristics.  While these premiums have increased, and are very high for the current level of rates, the all-in price for specified securities is historically low for the level of rates.  This is because the dollar prices for the various TBA securities is very low for the level of rates – reflecting the very poor prepayment characteristics of the TBA collateral.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it was reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand negatively impacted Agency MBS prices.  The extent this negatively impacts the Agency MBS market was a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand was present to replace the Fed. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency MBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency MBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. Beginning in October 2019 principal payments from Agency MBS or agency debt were to be reinvested in U.S. Treasury securities subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency MBS.  The Fed announced at their July 31, 2019 meeting that the end of their balance sheet run-off would be moved up two months to August of 2019.

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

Summary

The turn in the outlook for interest rate policy from the Fed was completed during the second quarter of 2019.  The multi-year tightening cycle that began in late 2015 ended in December of 2018.  After a brief period with a balanced outlook, the Fed lowered the Fed Funds target range at their July 31, 2019 meeting.  The Fed and their outlook for policy is now aligned with the other major central banks.  The strength of the domestic economy alone does not appear to justify the change in policy, at least not yet.  While the manufacturing side of the economy has slowed noticeably from the level observed in 2018, the consumer and consumption side has not.  The job market in the U.S. has not generated the gains seen in prior years, but job gains are still above the level needed to reduce excess slack in the economy, to the extent it exists.  Instead the Fed is focused on international trade – especially trade between the U.S. and China, the threat of escalating tariffs, a global growth deceleration, especially in China and the EU, a potential no-deal Brexit and fading inflation expectations.  The equity markets in the U.S. have performed very well year to date. It appears the markets assume the world’s central banks will intervene in order to sustain the current economic expansion.  Shortly after the Fed meeting on July 31, 2019, trade tensions between the U.S. and China deteriorated further as the administration announced a new round of tariffs on imported Chinese goods that are scheduled to start on September 1, 2019.  The Chinese subsequently retaliated and the markets had a severe negative reaction.  Going forward, the tug of war between a surprisingly resilient domestic economy and rapidly deteriorating conditions abroad will pull at the Fed, leaving the outlook for monetary policy and rates generally clouded, albeit with an inverted curve reflecting the markets expectation of several future rate cuts.

The Agency MBS market generated a positive 2.0% return for the second quarter, although this return lagged that of comparable duration treasury securities.  In the aggregate the Agency MBS sector underperformed comparable duration treasuries by 0.70%. The decline in interest rates stoked fears of increased levels of prepayment activity.  With generic loan characteristics of Agency MBS quite poor, coupled with the seasonal peak in prepayment activity, the decline in rates available to borrowers and subsequent surge in production volumes overwhelmed Agency MBS performance. Heightened levels of volatility also negatively impacted performance.  Since the end of the second quarter, the rates market appears to have settled into a range and volatility has abated, allowing Agency MBS to do quite well, despite still elevated levels of daily production of new loans/securities.

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

Capital Expenditures

At June 30, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “evaluation date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the CEO and CFO concluded our disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information we must disclose in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The maximum remaining number of shares that may be repurchased under this authorization is 429,596 shares. The authorization expires on November 15, 2019. The Company did not repurchase any of its common stock during the three months ended June 30, 2019.

In July 2019, the Company completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of Bimini Capital’s Class A common stock, which were retired, at a price of $2.00 per share.

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2019.

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

BIMINI CAPITAL MANAGEMENT, INC.

Date: August 9, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 9, 2019	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)