Form 10-Q
period 2019-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2019-11-08
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 8, 2019	11,608,555
Class B Common Stock, $0.001 par value	November 8, 2019	31,938
Class C Common Stock, $0.001 par value	November 8, 2019	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$163,178,685	$212,349,874
Unpledged	48,338	74,318
Total mortgage-backed securities	163,227,023	212,424,192
Cash and cash equivalents	7,801,875	4,947,801
Restricted cash	1,089,060	1,292,687
Orchid Island Capital, Inc. common stock, at fair value	8,740,207	9,713,030
Accrued interest receivable	585,983	780,535
Property and equipment, net	2,181,146	3,298,067
Real property held for sale	450,000	-
Deferred tax assets	22,065,846	23,202,821
Other assets	3,838,121	3,740,543
Total Assets	$209,979,261	$259,399,676

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$154,475,000	$200,396,000
Junior subordinated notes due to Bimini Capital Trust II	26,804,440	26,804,440
Accrued interest payable	312,375	678,262
Other liabilities	1,365,667	2,566,353
Total Liabilities	182,957,482	230,445,055

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 11,608,555 shares issued and outstanding as of September 30, 2019 and 12,709,269 shares issued
and outstanding as of December 31, 2018	11,609	12,709
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2019 and December 31, 2018	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2019 and December 31, 2018	32	32
Additional paid-in capital	332,642,758	334,919,265
Accumulated deficit	(305,632,652)	(305,977,417)
Stockholders’ Equity	27,021,779	28,954,621
Total Liabilities and Stockholders' Equity	$209,979,261	$259,399,676
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Advisory services	$5,052,251	$5,933,461	$1,791,135	$1,873,002
Interest income	5,970,482	6,135,025	1,646,389	2,054,249
Dividend income from Orchid Island Capital, Inc. common stock	1,094,426	1,261,630	364,809	380,009
Total revenues	12,117,159	13,330,116	3,802,333	4,307,260
Interest expense
Repurchase agreements	(3,654,675)	(2,795,728)	(1,001,781)	(1,049,174)
Junior subordinated notes	(1,195,690)	(1,097,497)	(389,543)	(388,012)
Net revenues	7,266,794	9,436,891	2,411,009	2,870,074

Other income (expense):
Unrealized gains (losses) on mortgage-backed securities	6,226,586	(8,407,020)	950,334	(1,593,237)
Realized gains (losses) on mortgage-backed securities	23,078	(576,521)	23,078	(473,165)
Unrealized losses on Orchid Island Capital, Inc. common stock	(972,823)	(3,085,673)	(927,222)	(410,410)
(Losses) gains on derivative instruments	(6,105,202)	3,558,272	(483,446)	947,850
Gains on retained interests in securitizations	314,984	1,105,056	39,869	1,356,887
Impairment of real property held for sale	(673,438)	-	(673,438)	-
Other income	32,523	1,047	32,029	133
Total other expense	(1,154,292)	(7,404,839)	(1,038,796)	(171,942)

Expenses:
Compensation and related benefits	3,074,650	3,071,203	987,024	968,672
Directors' fees and liability insurance	490,775	481,838	169,468	160,613
Audit, legal and other professional fees	381,024	347,385	96,996	48,879
Administrative and other expenses	878,924	985,196	352,896	317,742
Total expenses	4,825,373	4,885,622	1,606,384	1,495,906

Net income (loss) before income tax provision (benefit)	1,287,129	(2,853,570)	(234,171)	1,202,226
Income tax provision (benefit)	942,364	(675,575)	537,945	328,735

Net income (loss)	$344,765	$(2,177,995)	$(772,116)	$873,491

Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$0.03	$(0.17)	$(0.07)	$0.07
CLASS B COMMON STOCK
Basic and Diluted	$0.03	$(0.17)	$(0.07)	$0.07
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,370,114	12,718,667	11,704,207	12,732,812
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2019 and 2018

	Stockholders' Equity
	Common	Additional	Accumulated
	Stock	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	(3,273,766)	(3,273,766)
Class A common shares sold directly to employees	83	199,914	-	199,997
Amortization of stock based compensation	-	2,869	-	2,869
Balances, March 31, 2018	$12,808	$335,081,562	$(282,473,022)	$52,621,348
Net income	-	-	222,280	222,280
Class A common shares repurchased and retired	(31)	(73,316)	-	(73,347)
Amortization of stock based compensation	-	2,869	-	2,869
Balances, June 30, 2018	$12,777	$335,011,115	$(282,250,742)	$52,773,150
Net income	-	-	873,491	873,491
Class A common shares repurchased and retired	(29)	(70,444)	-	(70,473)
Amortization of stock based compensation	-	(1,820)	-	(1,820)
Balances, September 30, 2018	$12,748	$334,938,851	$(281,377,251)	$53,574,348

Balances, January 1, 2019	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	1,618,603	1,618,603
Class A common shares repurchased and retired	-	(1,542)	-	(1,542)
Balances, March 31, 2019	$12,773	$334,917,723	$(304,358,814)	$30,571,682
Net loss	-	-	(501,722)	(501,722)
Balances, June 30, 2019	$12,773	$334,917,723	$(304,860,536)	$30,069,960
Net loss	-	-	(772,116)	(772,116)
Class A common shares repurchased and retired	(1,100)	(2,274,965)	-	(2,276,065)
Balances, September 30, 2019	$11,673	$332,642,758	$(305,632,652)	$27,021,779
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$344,765	$(2,177,995)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock based compensation	-	3,918
Depreciation	54,886	57,853
Deferred income tax provision (benefit)	1,136,975	(480,767)
(Gains) losses on mortgage-backed securities, net	(6,249,664)	8,983,541
Gains on retained interests in securitizations	(314,984)	(1,105,056)
Impairment of real property held for sale	673,438	-
Unrealized losses on Orchid Island Capital, Inc. common stock	972,823	3,085,673
Realized and unrealized losses (gains) on forward settling TBA securities	2,005,175	(19,297)
Changes in operating assets and liabilities:
Accrued interest receivable	194,552	(29,006)
Other assets	(158,981)	(1,315,505)
Accrued interest payable	(365,887)	128,514
Other liabilities	(315,920)	383,980
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(2,022,822)	7,515,853

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(3,285,372)	(91,578,375)
Sales	43,975,274	60,431,192
Principal repayments	14,756,931	19,646,969
Payments received on retained interests in securitizations	-	426,414
Proceeds from termination of retained interests	314,984	4,968,740
Costs associated with termination of retained interests	-	(3,636,718)
Purchases of property and equipment	-	(15,393)
Net settlement of forward settling TBA contracts	(2,889,941)	(222,891)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	52,871,876	(9,980,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	860,182,000	1,233,087,584
Principal repayments on repurchase agreements	(906,103,000)	(1,229,528,096)
Class A common shares repurchased and retired	(2,277,607)	(143,820)
Class A common shares sold directly to employees	-	199,997
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(48,198,607)	3,615,665

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,650,447	1,151,456
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	6,240,488	8,752,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$8,890,935	$9,904,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$5,216,252	$3,764,711
Income taxes	$(46,700)	$1,418,880
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2019 and December 31, 2018.

(in thousands)
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$7,801,875	$4,947,801
Restricted cash	1,089,060	1,292,687
Total cash, cash equivalents and restricted cash	$8,890,935	$6,240,488

The Company maintains cash balances at several banks and excess margin with an exchange clearing member. At times, balances may exceed federally insured limits. The Company has not experienced any losses related to these balances. The Federal Deposit Insurance Corporation insures eligible accounts up to $250,000 per depositor at each financial institution. At September 30, 2019, the Company’s cash deposits exceeded federally insured limits by approximately $6.6 million. The Company also maintains excess margin in accounts with derivative exchanges.  Restricted cash balances are uninsured, but are held in separate accounts that are segregated from the general funds of the counterparty.  The Company limits uninsured balances to only large, well-known banks and exchange clearing members and believes that it is not exposed to significant credit risk on cash and cash equivalents or restricted cash balances.

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

Fair value is defined as the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date.  The fair value measurement assumes that the transaction to sell the asset or transfer the liability either occurs in the principal market for the asset or liability, or in the absence of a principal market, occurs in the most advantageous market for the asset or liability. Estimated fair values for MBS are based on independent pricing sources and/or third-party broker quotes, when available.

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

The Company accounts for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed, either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 14 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2019 and December 31, 2018, due to the short-term nature of these financial instruments.

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

Repurchase Agreements

The Company finances the acquisition of the majority of its PT MBS through the use of repurchase agreements under master repurchase agreements. Repurchase agreements are accounted for as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective agreements.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2016 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and Bimini Advisors are consolidated as a single tax paying entity.  Royal Palm files as a separate tax paying entity.

The Company assesses the likelihood, based on their technical merit, that uncertain tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit and is recorded as a liability in the consolidated balance sheets. The Company records income tax-related interest and penalties, if applicable, within the income tax provision.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2019.  The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements because our financial assets are measured at fair value through earnings.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The term of the management agreement is automatically renewed on February 20 of each year for an additional one year term unless terminated by either party. The current term of the management agreement expires February 20, 2020. Orchid did not notify the Company of its intention to not renew the agreement within the prescribed 180 day notice period. Therefore, the agreement will remain in place through February 20, 2021. Should Orchid terminate the management agreement without cause, it will be obligated to pay to Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the current automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Management fee	$4,051	$4,800	$1,440	$1,482
Allocated overhead	1,001	1,133	351	391
Total	$5,052	$5,933	$1,791	$1,873

At September 30, 2019 and December 31, 2018, the net amount due from Orchid was approximately $0.6 million and $0.7 million, respectively. These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2019 and December 31, 2018:

(in thousands)
	September 30, 2019	December 31, 2018
Fixed-rate MBS	$161,538	$209,675
Interest-Only MBS	1,136	2,021
Inverse Interest-Only MBS	553	728
Total	$163,227	$212,424

NOTE 4.   REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2019, the Company had met all margin call requirements.

As of September 30, 2019 and December 31, 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2019
Fair value of securities pledged, including accrued
interest receivable	$-	$162,592	$1,171	$-	$163,763
Repurchase agreement liabilities associated with
these securities	$-	$153,429	$1,046	$-	$154,475
Net weighted average borrowing rate	-	2.34%	2.18%	-	2.34%
December 31, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$107,876	$105,251	$-	$213,127
Repurchase agreement liabilities associated with
these securities	$-	$101,327	$99,069	$-	$200,396
Net weighted average borrowing rate	-	2.56%	2.56%	-	2.56%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.4 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At September 30, 2019 and December 31, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $9.4 million and $12.4 million, respectively.  Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at September 30, 2019 and December 31, 2018 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
September 30, 2019
ED&F Man Capital Markets Inc.	$3,433	12.7%	16
Mirae Asset Securities (USA) Inc.	3,216	11.9%	9
December 31, 2018
ED&F Man Capital Markets Inc.	$4,037	13.9%	17
Mirae Asset Securities (USA) Inc.	3,506	12.1%	40

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

Derivative Liabilities, at Fair Value

The table below summarizes fair value information about our derivative liabilities as of September 30, 2019 and December 31, 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2019	December 31, 2018
Liabilities
TBA Securities	Other liabilities	$53	$938
Total derivative liabilities, at fair value		$53	$938

Margin Balances Posted To (From) Counterparties
Futures contracts	Restricted cash	$690	$520
TBA securities	Restricted cash	-	543
TBA securities	Other liabilities	(91)	-
Total margin balances on derivative contracts		$781	$1,063

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at September 30, 2019 and December 31, 2018.

($ in thousands)
As of September 30, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2019	$120,000	2.83%	1.96%	$(261)
2020	120,000	2.90%	1.54%	(1,632)
2021	80,000	2.80%	1.38%	(1,135)
Total / Weighted Average	$102,222	2.86%	1.54%	$(3,028)

Treasury Note Futures Contracts (Short Position)(2)
December 2019 5-year T-Note futures
(Dec 2019 - Dec 2024 Hedge Period)	$20,000	1.79%	1.96%	$161

($ in thousands)
As of September 30, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.77%	1.96%	$13
2020	19,500	1.92%	1.57%	(69)
Total / Weighted Average	$20,800	1.88%	1.67%	$(56)

($ in thousands)
As of December 31, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$125,000	2.56%	2.67%	$139
2020	150,000	2.84%	2.49%	(523)
2021	100,000	2.80%	2.46%	(346)
Total / Weighted Average	$125,000	2.74%	2.54%	$(730)

($ in thousands)
As of December 31, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.63%	2.68%	$271
2020	26,000	1.95%	2.49%	142
2021	26,000	2.22%	2.46%	61
Total / Weighted Average	$26,000	1.93%	2.54%	$474

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $119.15 at September 30, 2019. The notional contract values of the short positions were $23.8 million.

The following table summarizes our contracts to purchase and sell TBA securities as of September 30, 2019 and December 31, 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
September 30, 2019
30-Year TBA Securities:
3.5%	$(50,000)	$(51,268)	$(51,321)	$(53)
December 31, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$(47,844)	$(48,782)	$(938)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

(Losses) Gains On Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,995)	$2,101	$(164)	$477
Junior subordinated debt funding hedges	(409)	679	-	122
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(696)	759	(115)	-
Net TBA securities	(2,005)	19	(204)	349
(Losses) gains on derivative instruments	$(6,105)	$3,558	$(483)	$948

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2019 and December 31, 2018.

($ in thousands)
	September 30, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$161,538	$-	$161,538	$209,675	$-	$209,675
Structured MBS - at fair value	1,641	-	1,641	2,675	-	2,675
Accrued interest on pledged securities	584	-	584	777	-	777
Restricted cash	399	690	1,089	230	1,063	1,293
Total	$164,162	$690	$164,852	$213,357	$1,063	$214,420

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements and derivative agreements as of September 30, 2019 and December 31, 2018. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	September 30, 2019	December 31, 2018
Repurchase agreements	$172	$371
Derivative agreements	91	-
Total	$263	$371

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2019 and December 31, 2018.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2019
Repurchase Agreements	$154,475	$-	$154,475	$(154,076)	$(399)	$-
TBA securities	53	-	53	-	-	53
	$154,528	$-	$154,528	$(154,076)	$(399)	$53
December 31, 2018
Repurchase Agreements	$200,396	$-	$200,396	$(200,166)	$(230)	$-
TBA securities	938	-	938	-	(543)	395
	$201,334	$-	$201,334	$(200,166)	$(773)	$395

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

As of September 30, 2019 and December 31, 2018, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2019, the interest rate was 5.62%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

NOTE 9.  COMMON STOCK

In January 2018, Bimini sold 83,332 shares of its Class A Common Stock directly to two employees.  There were no other issuances of the Company’s Class A Common stock during the nine and three months ended September 30, 2019 and 2018.

There were no issuances of Bimini Capital's Class B Common Stock and Class C Common Stock during the nine months ended September 30, 2019 and 2018.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended by the Board of Directors until November 15, 2020.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

From the inception of the Repurchase Plan through September 30, 2019, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

Tender Offer

In July 2019, the Company completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of Bimini Capital’s Class A common stock at a price of $2.00 per share.

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

The following table presents the activity related to Performance Units during the nine months ended September 30, 2019 and 2018:

($ in thousands, except per share data)
	Nine Months Ended September 30,
	2019		2018
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
		Fair Value		Fair Value
	Shares	Per Share	Shares	Per Share
Unvested, beginning of period	-	$-	41,000	$0.84
Granted	-	-	-	-
Forfeited	-	-	(6,000)	0.84
Vested and issued	-	-	-	-
Unvested, end of period	-	$-	35,000	$0.84

Compensation expense during the period		$-		$4
Unrecognized compensation expense at period end		$-		$2
Weighted-average remaining vesting term (in years)		-		0.2
Intrinsic value of unvested shares at period end		$-		$79

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at September 30, 2019.

NOTE 12.  INCOME TAXES

The total income tax provision (benefit) recorded for the nine months ended September 30, 2019 and 2018 was $0.9 million and $(0.7) million, respectively, on consolidated pre-tax book income (loss) of $1.3 million and $(2.9) million in the nine months ended September 30, 2019 and 2018, respectively. The total income tax provision recorded for the three months ended September 30, 2019 and 2018 was $0.5 million and $0.3 million, respectively, on consolidated pre-tax book income (loss) of $(0.2) million and $1.2 million in the three months ended September 30, 2019 and 2018, respectively.

In September 2019, the Florida Department of Revenue announced a reduction in the corporate income tax rate from 5.5% to 4.458% retroactive to January 1, 2019. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted, so accordingly, the Company’s tax provision for the nine and three months ended September 30, 2019 included a charge of $0.6 million due to a remeasurement of deferred tax assets and liabilities resulting from the tax rate reduction. The rate reduction is for taxable years beginning on or after January 1, 2019, but before January 1, 2022. Further reduction in the tax rate is possible for taxable years beginning on or after January 1, 2020, and January 1, 2021.

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

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. Following the provisions of FASB ASC 260, the Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2019 and 2018.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2019 and 2018.

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

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2019 and 2018.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$344	$(2,173)	$(770)	$871
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,609	12,684	11,609	12,684
Unvested dividend-eligible stock incentive plan shares
outstanding at the balance sheet date	-	-	-	35
Effect of weighting	761	35	95	14
Weighted average shares-basic and diluted	12,370	12,719	11,704	12,733
Income (loss) per Class A common share:
Basic and diluted	$0.03	$(0.17)	$(0.07)	$0.07

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$1	$(5)	$(2)	$2
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
Income (loss) per Class B common share:
Basic and diluted	$0.03	$(0.17)	$(0.07)	$0.07

NOTE 14.   FAIR VALUE

The framework for using fair value to measure assets and liabilities defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the nine and three months ended September 30, 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both September 30, 2019 and December 31, 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Mortgage-backed securities	$163,227	$-	$163,227	$-
Orchid Island Capital, Inc. common stock	8,740	8,740	-	-
TBA securities	(53)	-	(53)	-
December 31, 2018
Mortgage-backed securities	$212,424	$-	$212,424	$-
Orchid Island Capital, Inc. common stock	9,713	9,713	-	-
TBA securities	(938)	-	(938)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018:

(in thousands)
	Retained Interests in Securitizations
	Nine Months Ended September 30,
	2019	2018
Balances, January 1	$-	$653
Gain included in earnings	315	1,105
Collections	(315)	(1,758)
Balances, September 30	$-	$-

During the nine months ended September 30, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15.   SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the nine months ended September 30, 2019 and 2018, were approximately $5.1 million and $5.9 million, respectively, accounting for approximately 42% and 45% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the nine months ended September 30, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$5,052	$-	$-		$-	$5,052
Advisory services, other operating segments(1)	200	-	-		(200)	-
Interest and dividend income	-	7,064	1		-	7,065
Interest expense	-	(3,655)	(1,195	)(2)	-	(4,850)
Net revenues	5,252	3,409	(1,194)		(200)	7,267
Other	-	(419)	(736	)(3)	-	(1,155)
Operating expenses(4)	(2,019)	(2,806)	-		-	(4,825)
Intercompany expenses(1)	-	(200)	-		200	-
Income (loss) before income taxes	$3,233	$(16)	$(1,930)		$-	$1,287

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$5,933	$-	$-		$-	$5,933
Advisory services, other operating segments(1)	185	-	-		(185)	-
Interest and dividend income	-	7,396	1		-	7,397
Interest expense	-	(2,796)	(1,097	)(2)	-	(3,893)
Net revenues	6,118	4,600	(1,096)		(185)	9,437
Other	-	(9,190)	1,785	(3)	-	(7,405)
Operating expenses(4)	(2,174)	(2,712)	-		-	(4,886)
Intercompany expenses(1)	-	(185)	-		185	-
Income (loss) before income taxes	$3,944	$(7,487)	$689		$-	$(2,854)

Segment information for the three months ended September 30, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$1,791	$-	$-		$-	$1,791
Advisory services, other operating segments(1)	63	-	-		(63)	-
Interest and dividend income	-	2,011	-		-	2,011
Interest expense	-	(1,002)	(389	)(2)	-	(1,391)
Net revenues	1,854	1,009	(389)		(63)	2,411
Other	-	(438)	(601	)(3)	-	(1,039)
Operating expenses(4)	(754)	(852)	-		-	(1,606)
Intercompany expenses(1)	-	(63)	-		63	-
Income (loss) before income taxes	$1,100	$(344)	$(990)		$-	$(234)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$1,873	$-	$-		$-	$1,873
Advisory services, other operating segments(1)	65	-	-		(65)	-
Interest and dividend income	-	2,434	-		-	2,434
Interest expense	-	(1,049)	(388	)(2)	-	(1,437)
Net revenues	1,938	1,385	(388)		(65)	2,870
Other	-	(1,651)	1,478	(3)	-	(173)
Operating expenses(4)	(653)	(842)	-		-	(1,495)
Intercompany expenses(1)	-	(65)	-		65	-
Income (loss) before income taxes	$1,285	$(1,173)	$1,090		$-	$1,202

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of September 30, 2019 and December 31, 2018 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2019	$1,448	$196,886	$11,645	$209,979
December 31, 2018	1,488	245,866	12,046	259,400

NOTE 16. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both September 30, 2019 and December 31, 2018, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 2.4% and 3.1% of Orchid’s outstanding common stock on such dates.  The Company received dividends on this common stock investment of approximately $1.1 million and $0.4 million during the nine and three months ended September 30, 2019, respectively, and approximately $1.3 million and $0.4 million during the nine and three months ended September 30, 2018, respectively.

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

NOTE 17. REAL PROPERTY HELD FOR SALE

In order to generate additional cash to be invested in the MBS portfolio, in August 2019, the Company moved to dispose of one its real estate properties.  The Company expects to complete the sale of this property within one year. The Company has recorded an impairment charge of approximately $0.7 million in the nine and three months ended September 30, 2019.  After the impairment charge, the asset has a carrying value of approximately $0.5 million and is presented separately in the consolidated balance sheets.

NOTE 18. SUBSEQUENT EVENTS

Long-Term Debt Incurred

On October 30, 2019, the Company borrowed $680,000 from a bank. The note is payable in equal monthly installments of approximately $4,500, including interest at 4.89%, through October 30, 2039. The note is secured by a mortgage on the Company’s office building.

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

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of the “Company approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, we may purchase up to 500,000 shares of the Company’s Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended by the Board of Directors until November 15, 2020.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

Through September 30, 2019, we repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

Tender Offer

In July 2019, we completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of our Class A common stock at a price of $2.00 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors may impact our results of operations and financial condition. These factors include:

•	interest rate trends;
•	the difference between Agency MBS yields and our funding and hedging costs;
•	competition for, and supply of, investments in Agency MBS;
•
actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”), the Federal Housing Financing Agency (the “FHFA”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2019, as compared to the nine and three months ended September 30, 2018.

Net Income (Loss) Summary

Consolidated net income for the nine months ended September 30, 2019 was $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $2.2 million, or $0.17 basic and diluted loss per share of Class A Common Stock, for the nine months ended September 30, 2018.

Consolidated net loss for the three months ended September 30, 2019 was $0.8 million, or $0.07 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.9 million, or $0.07 basic and diluted income per share of Class A Common Stock, for the three months ended September 30, 2018.

The components of net income (loss) for the nine and three months ended September 30, 2019 and 2018, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Advisory services revenues	$5,052	$5,933	$(881)	$1,791	$1,873	$(82)
Interest and dividend income	7,065	7,397	(332)	2,011	2,434	(423)
Interest expense	(4,850)	(3,893)	(957)	(1,391)	(1,437)	46
Net revenues	7,267	9,437	(2,170)	2,411	2,870	(459)
Other expense	(1,155)	(7,405)	6,250	(1,039)	(172)	(867)
Expenses	(4,825)	(4,886)	61	(1,606)	(1,496)	(110)
Net income (loss) before income tax provision (benefit)	1,287	(2,854)	4,141	(234)	1,202	(1,436)
Income tax provision (benefit)	942	(676)	1,618	538	329	209
Net income (loss)	$345	$(2,178)	$2,523	$(772)	$873	$(1,645)

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Three Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
September 30, 2019	$(483)	$(204)	$(279)	$-
June 30, 2019	(3,364)	(734)	(2,441)	(189)
March 31, 2019	(2,258)	(1,067)	(971)	(220)
December 31, 2018	(3,835)	(1,214)	(2,184)	(437)
September 30, 2018	948	349	478	121
June 30, 2018	870	194	534	142
March 31, 2018	1,740	(524)	1,849	415

(in thousands)
	Recognized in
	Statement of	TBA		Junior
	Operations	Securities	Repurchase	Subordinated
Nine Months Ended	(GAAP)	Income (Loss)	Agreements	Debt
September 30, 2019	$(6,105)	$(2,005)	$(3,691)	$(409)
September 30, 2018	3,558	19	2,861	678

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
September 30, 2019	$(124)	$61	$(63)	$(155)	$(61)	$(216)
June 30, 2019	(226)	43	(183)	(2,215)	(232)	(2,447)
March 31, 2019	5	65	70	(976)	(285)	(1,261)
December 31, 2018	134	68	202	(2,318)	(505)	(2,823)
September 30, 2018	(35)	11	(24)	513	110	623
June 30, 2018	(108)	(19)	(127)	642	161	803
March 31, 2018	(153)	(33)	(187)	2,002	448	2,451

(in thousands)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated
Nine Months Ended	Agreements	Debt	Total	Agreements	Debt	Total
September 30, 2019	$(345)	$169	$(176)	$(3,348)	$(578)	$(3,926)
September 30, 2018	(296)	(41)	(338)	3,157	719	3,877

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2019	$1,646	$1,002	$(124)	$1,126	$644	$520
June 30, 2019	2,134	1,340	(226)	1,566	794	568
March 31, 2019	2,190	1,313	5	1,308	877	882
December 31, 2018	2,227	1,235	134	1,101	992	1,126
September 30, 2018	2,054	1,049	(35)	1,084	1,005	970
June 30, 2018	2,001	938	(108)	1,046	1,063	955
March 31, 2018	2,080	809	(153)	962	1,271	1,118

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2019	$5,970	$3,655	$(345)	$4,000	$2,315	$1,970
September 30, 2018	6,135	2,796	(296)	3,092	3,339	3,043

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2019	$644	$520	$390	$61	$329	$254	$191
June 30, 2019	794	568	400	43	357	394	211
March 31, 2019	877	882	406	65	341	471	541
December 31, 2018	992	1,126	393	68	325	599	801
September 30, 2018	1,005	970	388	11	377	617	593
June 30, 2018	1,063	955	372	(19)	391	691	564
March 31, 2018	1,271	1,118	337	(33)	370	934	748

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2019	$2,315	$1,970	$1,196	$169	$1,027	$1,119	$943
September 30, 2018	3,339	3,043	1,097	(41)	1,138	2,242	1,905

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the nine months ended September 30, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$5,052	$-	$-		$-	$5,052
Advisory services, other operating segments(1)	200	-	-		(200)	-
Interest and dividend income	-	7,064	1		-	7,065
Interest expense	-	(3,655)	(1,195	)(2)	-	(4,850)
Net revenues	5,252	3,409	(1,194)		(200)	7,267
Other	-	(419)	(736	)(3)	-	(1,155)
Operating expenses(4)	(2,019)	(2,806)	-		-	(4,825)
Intercompany expenses(1)	-	(200)	-		200	-
Income (loss) before income taxes	$3,233	$(16)	$(1,930)		$-	$1,287

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$5,933	$-	$-		$-	$5,933
Advisory services, other operating segments(1)	185	-	-		(185)	-
Interest and dividend income	-	7,396	1		-	7,397
Interest expense	-	(2,796)	(1,097	)(2)	-	(3,893)
Net revenues	6,118	4,600	(1,096)		(185)	9,437
Other	-	(9,190)	1,785	(3)	-	(7,405)
Operating expenses(4)	(2,174)	(2,712)	-		-	(4,886)
Intercompany expenses(1)	-	(185)	-		185	-
Income (loss) before income taxes	$3,944	$(7,487)	$689		$-	$(2,854)

Segment information for the three months ended September 30, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$1,791	$-	$-		$-	$1,791
Advisory services, other operating segments(1)	63	-	-		(63)	-
Interest and dividend income	-	2,011	-		-	2,011
Interest expense	-	(1,002)	(389	)(2)	-	(1,391)
Net revenues	1,854	1,009	(389)		(63)	2,411
Other	-	(438)	(601	)(3)	-	(1,039)
Operating expenses(4)	(754)	(852)	-		-	(1,606)
Intercompany expenses(1)	-	(63)	-		63	-
Income (loss) before income taxes	$1,100	$(344)	$(990)		$-	$(234)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$1,873	$-	$-		$-	$1,873
Advisory services, other operating segments(1)	65	-	-		(65)	-
Interest and dividend income	-	2,434	-		-	2,434
Interest expense	-	(1,049)	(388	)(2)	-	(1,437)
Net revenues	1,938	1,385	(388)		(65)	2,870
Other	-	(1,651)	1,478	(3)	-	(173)
Operating expenses(4)	(653)	(842)	-		-	(1,495)
Intercompany expenses(1)	-	(65)	-		65	-
Income (loss) before income taxes	$1,285	$(1,173)	$1,090		$-	$1,202

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on junior subordinated note.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2019	$1,448	$196,886	$11,645	$209,979
December 31, 2018	1,488	245,866	12,046	259,400

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

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2019 and 2018 and in the nine months ended September 30, 2019 and 2018.

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2019	$3,674,087	$394,788	$1,440	$351	$1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,654
March 31, 2019	3,051,509	363,204	1,285	323	1,607
December 31, 2018	3,264,230	395,911	1,404	434	1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,974	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Nine Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2019	3,344,494	373,984	4,051	1,001	5,052
September 30, 2018	3,688,255	463,517	4,800	1,133	5,933

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the nine months ended September 30, 2019, we generated $2.3 million of net portfolio interest income, consisting of $6.0 million of interest income from MBS assets offset by $3.7 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2018, we generated $3.3 million of net portfolio interest income, consisting of $6.1 million of interest income from MBS assets offset by $2.8 million of interest expense on repurchase liabilities. The $0.1 million decrease in interest income for the nine months ended September 30, 2019 was due to a 18 basis point ("bp") decrease in yields earned on the portfolio, offset by a $3.4 million increase in average MBS balances.  The $0.9 million increase in interest expense for the nine months ended September 30, 2019 was due to a combination of a $2.0 million increase in average repurchase liabilities and an 57 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2019 and 2018 was $4.0 million and $3.1 million, respectively, resulting in $2.0 million and $3.0 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2019, we generated $0.6 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities.  For the three months ended September 30, 2018, we generated $1.0 million of net portfolio interest income, consisting of $2.1 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities.  The $0.5 million decrease in interest income for the three months ended September 30, 2019 was due to a $11.2 million decrease in average MBS balances, combined with a 62 bp decrease in yields earned on the portfolio.

Our economic interest expense on repurchase liabilities for the three months ended September 30, 2019 and 2018 was $1.1 million and $1.1 million, respectively, resulting in $0.5 million and $1.0 million of economic net portfolio interest income, respectively.

There was a decrease of $24.3 million in average MBS balances in the third quarter of 2019, compared to the second quarter of 2019.  In order to fund the share-repurchase, we sold MBS assets with an approximate fair market at time of sale, including accrued interest, of $44.0 million.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2019 and 2018 and each quarter in 2019 and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2019	$187,199	$1,646	3.52%	$177,566	$1,002	$1,126	2.26%	2.54%
June 30, 2019	211,406	2,134	4.04%	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%
December 31, 2018	212,317	2,227	4.20%	202,069	1,235	1,101	2.44%	2.18%
September 30, 2018	198,367	2,054	4.14%	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	194,677	2,001	4.11%	184,621	938	1,046	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	809	962	1.64%	1.96%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2019	$203,546	$5,970	3.91%	$192,413	$3,655	$4,000	2.53%	2.77%
September 30, 2018	200,102	6,135	4.09%	190,402	2,796	3,092	1.96%	2.17%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2019	$644	$520	1.26%	0.98%
June 30, 2019	794	568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%
December 31, 2018	992	1,126	1.76%	2.02%
September 30, 2018	1,005	970	1.93%	1.85%
June 30, 2018	1,063	955	2.08%	1.84%
March 31, 2018	1,271	1,118	2.37%	2.05%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2019	$2,315	$1,970	1.38%	1.14%
September 30, 2018	3,339	3,043	2.13%	1.92%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 35 and 36 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 36 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $6.0 million for the nine months ended September 30, 2019 and $6.1 million for the nine months ended September 30, 2018.  Average MBS holdings were $203.5 million and $200.1 million for the nine months ended September 30, 2019 and 2018, respectively. The $0.1 million decrease in interest income was due to a 18 bp decrease in yields, partially offset by a $3.4 million increase in average MBS holdings.

Our interest income was $1.6 million for the three months ended September 30, 2019 and $2.1 million for the three months ended September 30, 2018.  Average MBS holdings were $187.2 million and $198.4 million for the three months ended September 30, 2019 and 2018, respectively. The $0.5 million decrease in interest income was due to a $11.2 million decrease in average MBS holdings, combined with a 62 bp decrease in yields.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the nine months ended September 30, 2019 and 2018, and for each quarter during 2019 and 2018.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2019	$185,309	$1,890	$187,199	$1,652	$(6)	$1,646	3.57%	(1.15)%	3.52%
June 30, 2019	209,171	2,235	211,406	2,111	23	2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%
December 31, 2018	209,971	2,346	212,317	2,181	46	2,227	4.15%	7.85%	4.20%
September 30, 2018	196,305	2,062	198,367	2,008	46	2,054	4.09%	8.94%	4.14%
June 30, 2018	192,368	2,309	194,677	1,959	42	2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Nine Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2019	$201,316	$2,230	$203,546	$5,906	$64	$5,970	3.91%	3.86%	3.91%
September 30, 2018	197,820	2,282	200,102	6,021	114	6,135	4.06%	6.66%	4.09%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $192.4 million and $190.4 million, generating interest expense of $3.7 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively.  Our average cost of funds was 2.53% and 1.96% for nine months ended September 30, 2019 and 2018, respectively.  There was a 57 bp increase in the average cost of funds and a $2.0 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Our economic interest expense was $4.0 million and $3.1 million for the nine months ended September 30, 2019 and 2018, respectively. There was a 60 bp increase in the average economic cost of funds to 2.77% for the nine months ended September 30, 2019 from 2.17% for the nine months ended September 30, 2018.  The $0.9 million increase in economic interest expense was due to the $2.0 million increase in average outstanding repurchase agreements during the nine months ended September 30, 2019, combined with the negative performance of our derivative holdings attributed to the current period.

Our average outstanding balances under repurchase agreements were $177.6 million and $189.6 million, generating interest expense of $1.0 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively.  Our average cost of funds was 2.26% and 2.21% for three months ended September 30, 2019 and 2018, respectively.  There was a 5 bp increase in the average cost of funds and a $12.0 million decrease in average outstanding repurchase agreements during the three months ended September 30, 2019, compared to the three months ended September 30, 2018.

Our economic interest expense was $1.1 million and $1.1 million for the three months ended September 30, 2019 and 2018, respectively. There was a 25 bp increase in the average economic cost of funds to 2.54% for the three months ended September 30, 2019 from 2.29% for the three months ended September 30, 2018.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  Our average cost of funds calculated on a GAAP basis was 4 bps above the average one-month LIBOR and 8 bps above the average six-month LIBOR for the quarter ended September 30, 2019. Our average economic cost of funds was 32 bps above the average one-month LIBOR and 36 bps above the average six-month LIBOR for the quarter ended September 30, 2019. The average term to maturity of the outstanding repurchase agreements decreased from 31 days at December 31, 2018 to 14 days at September 30, 2019.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2019 and 2018, and for each quarter in 2019 and 2018, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2019	$177,566	$1,002	$1,126	2.26%	2.54%
June 30, 2019	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%
December 31, 2018	202,069	1,235	1,101	2.44%	2.18%
September 30, 2018	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	184,621	938	1,046	2.03%	2.27%
March 31, 2018	197,001	809	962	1.64%	1.96%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2019	$192,413	$3,655	$4,000	2.53%	2.77%
September 30, 2018	190,402	2,796	3,092	1.96%	2.17%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2019	2.22%	2.18%	0.04%	0.08%	0.32%	0.36%
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%
December 31, 2018	2.39%	2.74%	0.05%	(0.30)%	(0.21)%	(0.56)%
September 30, 2018	2.17%	2.55%	0.04%	(0.34)%	0.12%	(0.26)%
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Nine Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2019	2.39%	2.48%	0.14%	0.05%	0.38%	0.29%
September 30, 2018	1.95%	2.38%	0.01%	(0.42)%	0.22%	(0.21)%

Dividend Income

We have owned 1,520,036 shares of Orchid common stock since March 2017. Orchid paid total dividends of $0.72 per share and $0.24 per share during the nine and three months ended September 30, 2019, respectively, and $0.83 per share and $0.25 per share during the nine and three months ended September 30, 2018, respectively.  During the nine and three months ended September 30, 2019, we received dividends on this common stock investment of approximately $1.1 million and $0.4 million, respectively, compared to $1.3 million and $0.4 million during the nine and three months ended September 30, 2018, respectively.

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was $1.2 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.  The average rate of interest paid for the nine months ended September 30, 2019 was 6.06% compared to 5.57% for the comparable period in 2018.

Interest expense on our junior subordinated debt securities was $0.4 million and $0.4 million for the three month periods ended September 30, 2019 and 2018, respectively.  The average rate of interest paid for the three months ended September 30, 2019 was 5.86% compared to 5.84% for the comparable period in 2018.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of September 30, 2019, the interest rate was 5.62%.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Realized gains (losses) on sales of MBS	$23	$(577)	$600	$23	$(473)	$496
Unrealized gains (losses) on MBS	6,227	(8,407)	14,634	950	(1,593)	2,543
Total gains (losses) on MBS	6,250	(8,984)	15,234	973	(2,066)	3,039
(Losses) gains on derivative instruments	(6,105)	3,558	(9,663)	(483)	948	(1,431)
Gains on retained interests in securitizations	315	1,105	(790)	40	1,357	(1,317)
Unrealized losses on
Orchid Island Capital, Inc. common stock	(973)	(3,086)	2,113	(927)	(410)	(517)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2019 and 2018, the Company received proceeds of $44.0 million and $60.4 million from the sales of MBS.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2019 and 2018.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%
(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the nine and three months ended September 30, 2019, our total operating expenses were approximately $4.8 million and $1.6 million, respectively, compared to approximately $4.9 million and $1.5 million for the nine and three months ended September 30, 2018, respectively.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2019 and 2018.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Compensation and related benefits	$3,075	$3,071	$4	$987	$969	$18
Legal fees	120	71	49	24	(35)	59
Accounting, auditing and other professional fees	261	276	(15)	73	84	(11)
Directors’ fees and liability insurance	491	482	9	169	161	8
Administrative and other expenses	878	986	(108)	353	317	36
	$4,825	$4,886	$(61)	$1,606	$1,496	$110

In September 2019, the Florida Department of Revenue announced a reduction in the corporate income tax rate from 5.5% to 4.458% retroactive to January 1, 2019. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted, so accordingly, the Company’s tax provision for the nine and three months ended September 30, 2019 included a charge of $0.6 million due to a remeasurement of deferred tax assets and liabilities resulting from the tax rate reduction.

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2019, our MBS portfolio consisted of $163.2 million of agency or government MBS at fair value and had a weighted average coupon of 4.28%.  During the nine months ended September 30, 2019, we received principal repayments of $14.8 million compared to $19.6 million for the comparable period ended September 30, 2018.  The average prepayment speeds for the quarters ended September 30, 2019 and 2018 were 10.5% and 9.5%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2019	9.5	16.2	10.5
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8
December 31, 2018	5.5	11.7	6.6
September 30, 2018	8.6	13.5	9.5
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6

The following tables summarize certain characteristics of our PT MBS and structured MBS as of September 30, 2019 and December 31, 2018:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2019
Fixed Rate MBS	$161,538	99.0%	4.28%	332	1-May-49
Interest-Only MBS	1,136	0.7%	3.69%	288	15-Jul-48
Inverse Interest-Only MBS	553	0.3%	4.54%	257	25-Apr-41
Total MBS Portfolio	$163,227	100.0%	4.28%	332	1-May-49
December 31, 2018
Fixed Rate MBS	$209,675	98.7%	4.26%	327	1-Aug-48
Interest-Only MBS	2,021	1.0%	3.69%	293	15-Jul-48
Inverse Interest-Only MBS	728	0.3%	4.06%	272	25-Apr-41
Total MBS Portfolio	$212,424	100.0%	4.25%	327	1-Aug-48

($ in thousands)
	September 30, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$148,279	90.8%	$193,437	91.1%
Freddie Mac	14,917	9.1%	18,881	8.9%
Ginnie Mae	31	0.1%	106	0.0%
Total Portfolio	$163,227	100.0%	$212,424	100.0%

	September 30, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$106.50	$106.81
Weighted Average Structured Purchase Price	$6.39	$6.39
Weighted Average Pass-through Current Price	$108.19	$103.87
Weighted Average Structured Current Price	$6.58	$8.67
Effective Duration (1)	2.607	3.935

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 2.607 indicates that an interest rate increase of 1.0% would be expected to cause a 2.607% decrease in the value of the MBS in our investment portfolio at September 30, 2019.  An effective duration of 3.935 indicates that an interest rate increase of 1.0% would be expected to cause a 3.935% decrease in the value of the MBS in our investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the nine months ended September 30, 2019 and 2018.

($ in thousands)
	Nine Months Ended September 30,
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$3,285	$104.12	3.35%	$91,578	$104.72	3.67%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2019, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$161,538	$3,671	$(5,911)	$(13,883)	2.27%	(3.66)%	(8.59)%
Interest-Only MBS	1,136	(291)	362	637	(25.59)%	31.86%	56.01%
Inverse Interest-Only MBS	553	(25)	(6)	(73)	(4.49)%	(1.08)%	(13.18)%
Total MBS Portfolio	$163,227	$3,355	$(5,555)	$(13,319)	2.06%	(3.40)%	(8.16)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	$102,222	$(2,300)	$2,300	$4,600	(1.02)%	1.02%	2.03%
Junior Subordinated Debt Hedges	20,800	(260)	260	520	(1.02)%	1.02%	2.04%
Treasury Futures	20,000	(1,218)	1,056	2,134	(5.11)%	2.09%	4.43%
TBA Contracts	50,000	(496)	1,576	4,357	(0.97)%	3.07%	8.49%
	$193,022	$(4,274)	$5,192	$11,611

Gross Totals		$(919)	$(363)	$(1,708)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of September 30, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2019, we had obligations outstanding under the repurchase agreements of approximately $154.5 million with a net weighted average borrowing cost of 2.34%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 78 days, with a weighted average maturity of 14 days.  Securing the repurchase agreement obligation as of September 30, 2019 are MBS with an estimated fair value, including accrued interest, of $163.8 million and a weighted average maturity of 333 months.  Through November 8, 2019, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2019 with maturities through December 17, 2019.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2019 and 2018.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
September 30, 2019	$154,475	$200,552	$177,566	$(23,091)	(13.00)%
June 30, 2019	200,656	200,776	199,901	755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%
December 31, 2018	200,396	203,746	202,069	(1,673)	(0.83)%
September 30, 2018	203,742	204,988	189,582	14,160	7.47%
June 30, 2018	175,422	193,753	184,621	(9,199)	(4.98)%
March 31, 2018	193,820	204,998	197,001	(3,181)	(1.61)%

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of September 30, 2019, we had cash and cash equivalents of $7.8 million.  We generated cash flows of $20.9 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $192.4 million during the nine months ended September 30, 2019.  In addition, during the nine months ended September 30, 2019, we received approximately $5.1 million in management fees and expense reimbursements as manager of Orchid and approximately $1.1 million in dividends from our investment in Orchid common stock.

In July 2019, we completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of our Class A common stock at a price of $2.00 per share. In order to fund the share-repurchase we sold MBS assets with an approximate fair market at time of sale, including accrued interest, of $44.0 million.

In order to generate additional cash to be invested in our MBS portfolio, on October 30, 2019, we obtained a $680,000 loan secured by a mortgage on the Company’s office property.  The loan is payable in equal monthly installments of approximately $4,500, including interest at 4.89%, through October 30, 2039.  Net loan proceeds were approximately $651,000.  We are also seeking to sell a second real property that is not used in the Company’s business.  As of September 30, 2019, that property had a carrying value of $450,000.  When that property is sold, we intend to invest the net sale proceeds in our MBS portfolio.

The table below summarizes the effect that certain future contractual obligations existing as of September 30, 2019 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$154,475	$-	$-	$-	$154,475
Interest expense on repurchase agreements(1)	381	-	-	-	381
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,546	2,962	2,966	16,609	24,083
Totals	$156,402	$2,962	$2,966	$42,609	$204,939

(1)	Interest expense on repurchase agreements and junior subordinated notes are based on current interest rates as of September 30, 2019 and the remaining term of liabilities existing at that date.
(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

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

Interest Rates and the MBS Market

The third quarter of 2019 was a very volatile period. As 2018 came to a close, the domestic economy of the U.S. was quite strong and the Fed was still removing accommodation from the economy, raising the Federal Funds (the “Fed Funds”) target range 25 bps at their December 2018 meeting.  The trajectory of the economy and Fed monetary policy has changed dramatically since.  The Fed has lowered the Fed Funds target range 25 bps at the July, September, and just last week, the October 2019 meetings. Global growth has continued to decelerate and domestic growth, at least the manufacturing side of the economy, has clearly slowed.  Contributing to the global growth slow down has been the escalating trade war, particularly between the U.S. and China.  The Trump administration has continued to increase both the dollar amount of goods imported from China that will be subject to tariffs and the magnitude of the tariffs that will be imposed.  The most recent increase was announced on August 1st and was the largest in both the dollar amount of goods affected and the rate of the tariffs.  The markets reacted violently, and risk-taking sentiment plummeted.  Global stock markets declined and interest rates across the globe declined.

After a period of relative calm in July 2019, the escalation in the trade war triggered by the new tariff announcement in August brought about several meaningful developments for the global rates markets.  In Germany, the 10-year Bund yield hit a new all-time low of -0.716% on August 28, 2019.  The dollar amount of global debt trading at negative yields hit a new all-time high of $17.037 trillion on August 29, 2019.  Domestically, the 10-year U.S. Treasury term premium reached -1.3273 on August 28, 2019, the 30-year government bond yield declined below 2% for the first time ever during August and the spread between the 3-month U.S. Treasury bill and the 10-year U.S. Treasury reached -0.5044 on August 27, 2019.  In short, it was an unsettling month.  However, the volatility continued through the end of the quarter.

Domestic economic data released in early September was not as bad as feared and the rates markets reversed violently again, with the yield on the 10-year U.S. Treasury rising from a low of 1.458% on September 3, 2019 – within 11 bps of the all-time lowest yield for the 10-year – to just under 1.90% on September 13, 2019. This was a 44 bp move in just 8 trading days.  On September 14th, there was a missile attack on substantial portions of Saudi Arabian oil productions facilities which turned the market around yet again.  Developments during the period were not limited to the equity and rates markets. During September, the House of Representatives launched an impeachment inquiry into President Trump’s dealing with the president of Ukraine.  Finally, on September 16th, disruptions in the over-night funding markets caused the Fed Funds rate to trade outside of the 25 bps band established by the Fed, and over-night repo rates to spike towards 7%.  The spike was caused more by a lack of available funding versus an unwillingness to lend, which would be consistent with credit related fears present in the market.  The Fed intervened rather quickly by initially providing overnight repo facilities and eventually term funding over quarter end to calm markets. The Fed took additional steps in October to address pressures in the over-night funding markets. These steps are described more fully below under “Recent Regulatory Developments”.  In summary, the third quarter was very volatile and as we head into the fourth quarter, the markets are anxious for calm to return.  So far in October, there have been positive developments.  The U.S. and China reached a tentative agreement on October 11, 2019 that, among other things, prevented tariffs on $300 billion of goods from increasing on October 15, 2019 as originally scheduled. There are not many details of the tentative agreement available yet, but the market senses the trade war, while not about to end, will not continue to escalate either, and appears to be thawing somewhat. A potential deal on Brexit has also been reached, which may prevent the United Kingdom from leaving the European Union without a deal. These recent developments led the Fed to announce at the conclusion of their October 30, 2019 meeting that they expect the current policy rate will be appropriate as long as the economy continues to evolve in a manner that is consistent with their outlook.  This means monetary policy will be on hold barring an evolution of the economy above or below the Fed’s outlook for growth and inflation.

In response to these developments, the markets expect continued accommodation on the part of the various central banks and this appears to be what the banks intend to deliver.  The European Central Bank is under new leadership since November 1, 2019, and both the outgoing president and his replacement have made clear their intentions to maintain adequate policy accommodation.  This is the case as well in China and Japan.  In the U.S., the picture is less clear.  The Fed stated at the conclusion of their October 30, 2019 meeting that the current stance of monetary policy is appropriate as long as the economy continues to evolve in a manner consistent with their outlook.  In other words, there will be no further adjustments to the Fed Funds rate absent a change in the performance of the economy or inflation. However, there appears to be a divide within the Fed over both the outlook for the economy and what the focus of the Fed should be.  Domestic data – outside of manufacturing – has remained firm.  Data released in early October indicated this may not be the case for much longer.  However, the data is far from weak.  Outside of the U.S. the picture is far less cloudy.  There is clear evidence of a global growth slow down.  The question that the Fed is grappling with relates to which matters most to the Fed for setting monetary policy.  Is it solely the state of the domestic economy or should the Fed respond to developments abroad, usually manifesting themselves in the rates and equities markets.  The level of inflation and inflation expectations also matter.  Currently, inflation is running below the Fed target of 2%, but has been moving closer to target of late. Inflation consistently below the Fed’s target would justify additional accommodation, but this may not be the case in the near future if inflation continues to move higher. Public comments by the Fed chairman and policy decision voting reveal the lack of consensus.  The markets await resolution of the matter.

The Agency MBS market total return for the quarter was 1.4%, although the return was -0.2% versus equivalent duration swaps and LIBOR per data by Bank of America Merrill Lynch/ICE Data Indices.  With interest rates declining to near all-time low levels, prepayment activity accelerated and is expected to continue to remain high.  The spread of the current-coupon 30-year mortgage to the 10-year U.S. Treasury reached 98.07 bps on August 27, 2019, the highest spread since 2012.  Total returns across the Agency MBS sector followed durations to some extent, as 30-year returns exceeded returns to 15-year MBS and Ginnie Mae securities, although within the coupon stack, this trend did not hold.  As prepayment performance was worst among the 3.5% and 4.0% coupons, these securities generally trailed higher with lower coupons on a total return basis.  With prepayment activity elevated and the continued poor quality of generic, TBA collateral, specified pools continue to outperform.

In June 2019, the Uniform MBS (“UMBS”) began trading.  UMBS are passthrough securities representing an interest in a pool of residential mortgages that are issued and guaranteed by either Fannie Mae or Freddie Mac. The UMBS were designed to eliminate differences in underwriting, servicing and trading levels between Fannie Mae and Freddie Mac securities and to increase liquidity in the TBA market. TBA trades can now be settled through delivery of either Fannie Mae or Freddie Mac UMBS.  Also, resecuritizations of Fannie Mae or Freddie Mac collateral can be commingled, and commingled passthrough securities can be used to settle UMBS TBA trades. It remains to be seen how effective the UMBS program will be at accomplishing these objectives.  As mentioned, the deterioration in the TBA market continues to be a significant obstacle for Agency MBS performance, both on an outright return basis and compared to other sectors of the fixed income universe. Refinancing activity has increased and all agency loans outside of the specified pool market continue to exhibit very poor prepayment behavior.  The collateral generally has historically high gross weighted average coupons for any given coupon, higher loan balances and higher FICO scores – all consistent with higher prepayment expectations.  This has led to a material increase in premiums charged for pools with more desirable prepayment characteristics.  While these premiums have increased, and are very high for the current level of rates, the all-in price for specified securities is historically low for the level of rates.  This is because the dollar prices for the various TBA securities is very low for the level of rates – reflecting the very poor prepayment characteristics of the TBA collateral.

Recent Regulatory Developments

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the previous level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. In October 2019, the Fed began reinvesting principal payments from Agency RMBS or agency debt in U.S. Treasury securities, subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

On October 11, 2019, the Fed commenced purchases of up to $60 billion treasury bills per month through the second quarter of 2020.  The Fed is also conducting overnight repo operations of $75 billion, initially, and 2-week term repo operations of at least $35 billion twice a week through January of 2020.  Their goal is to maintain reserve balances over time at or above the levels that prevailed in early September 2019.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance, many of these potential policy changes will require congressional action.

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

As the economy has rebounded from the financial crisis, the Fed has taken steps to remove the considerable accommodation that was employed to combat the crisis.  At the conclusion of its meeting in September 2017, the Fed announced it would implement caps on the amount of Agency MBS assets it would allow to run off, or not be re-invested, starting in October 2017.  Previously the Fed would re-invest all of the principal repayments it received each month on the Agency MBS assets it had acquired during its quantitative easing programs.  By capping the amount they would allow to run off each month, the Fed was effectively limiting the amount it would re-invest.  Per the Fed’s September 2017 announcement, the cap reached $20 billion per month in October 2018.  At the time of the Fed’s announcement in September 2017, its monthly re-investments were approximately $20 billion per month as well, so this implied the Fed would stop, or nearly stop, re-investing its monthly pay-downs beyond October 2018.  The purchases each month by the Fed have been a significant source of demand in the Agency MBS market and as it was reduced slowly over the course of 2018 and essentially eliminated beyond October 2018, the removal of this source of demand negatively impacted Agency MBS prices.  The extent this negatively impacts the Agency MBS market was a function of the level of supply each month – as the supply/demand balance affects the price of any asset – and whether or not another source of demand was present to replace the Fed. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency MBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasury securities by reducing the cap on monthly redemptions from the previous level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency MBS to decline, consistent with the aim of holding primarily U.S. Treasury securities in the long run. Beginning in October 2019 principal payments from Agency MBS or agency debt were to be reinvested in U.S. Treasury securities subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency MBS.

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

Effects on our borrowing costs

We leverage our PT MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short term interest rate markets.  An increase in the Fed Funds rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar and T-Note futures contracts or interest rate swaptions.

Summary

The third quarter of 2019 proved to be a very turbulent period for the markets.  As the global economy continued its slowdown that started in 2018 and the domestic manufacturing segment continued to cool, the markets expected the Fed would need to ease monetary policy in 2019.  Contributing to the slowdown, both globally and domestically, was the trade war between the U.S. and China.  The trade war was meaningfully escalated when on August 1, 2019, the Trump administration announced substantial increases to both the dollar amount of goods that would be subject to tariffs and the size of the tariffs themselves.  The markets reacted violently and several key market indicators reached new extreme levels – such as the yield on the German 10-year Bund, the 30-year U.S. Treasury yield and many others.  These extreme levels were reached in late August and early September before the market once again pivoted and reversed course, as the yield on the 10-year U.S. Treasury note increased 44 bps in a mere 8 trading days.  Not surprisingly, the markets would reverse a few more times as one development after another buffeted the market – including a major attack on Saudi oil fields, the possible impeachment of President Trump, a major disruption in the over-night funding markets and finally, in October, a potential end to the Brexit crisis and a tentative trade deal between the U.S. and China.  In between all of the events, volatility levels were elevated, risk markets gyrated wildly and Agency MBS assets performed poorly.

The Agency MBS market total return for the quarter was 1.4%, although the return was -0.2% versus equivalent duration swaps and LIBOR (per data by Bank of America Merrill Lynch/ICE Data Indices).  With rates declining to near all-time low levels, prepayment activity accelerated and is expected to continue to remain high.  The spread of the current-coupon 30-year mortgage to the 10-year U.S. Treasury reached 98.07 bps on August 27, 2019, the highest spread since 2012.  Total returns across the Agency MBS universe followed durations to some extent, as 30-year returns exceeded returns to 15-year MBS and Ginnie Mae securities, although within the coupon stack, this trend did not hold.  As prepayment performance was worst among the 3.5% and 4.0% coupons, these securities generally trailed higher with lower coupons on a total return basis.  With prepayment activity elevated and the continued poor quality of generic, TBA collateral, specified pools continue to outperform.  Agency MBS asset performance trailed that of other structured products outside of RMBS and investment grade corporates.  High yield corporates generated returns similar to Agency MBS of 1.2% and -0.1% versus comparable duration swaps and LIBOR.   As we enter the fourth quarter of 2019, Agency MBS performance has been very directional – with poor performance when the rates markets rally (yields lower) and positive performance when rates increase.  Even with the increase in rates since the end of the third quarter, available mortgage rates are still very low by historical standards and prepayment activity is expected to remain elevated.

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

Capital Expenditures

At September 30, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents the Company’s share repurchase activity for the three months ended September 30, 2019.

					Shares Purchased	Maximum Number
	Total Number		Weighted-Average		as Part of Publicly	of Shares That May Yet
	of Shares		Price Paid		Announced	Be Repurchased Under
	Repurchased		Per Share		Programs(2)	the Authorization(2)
July 1, 2019 - July 31, 2019	1,100,000	(1)	$2.00	(1)	-	429,596
August 1, 2019 - August 31, 2019	-		-		-	429,596
September 1, 2019 - September 30, 2019	-		-		-	429,596
Totals / Weighted Average	1,100,000		$2.00		-	429,596

(1)
In July 2019, the Company completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of Bimini Capital’s Class A common stock at a price of $2.00 per share. The tender offer was announced on May 29, 2019.

(2)	On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The authorization expires on November 15, 2020.

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2019.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: November 8, 2019	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 8, 2019	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)