Form 10-K
period 2019-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2020-03-27
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Title of Each Class
Class A Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ◻  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ◻
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ◻
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.
Large accelerated filer ◻ Accelerated filer ◻Non-accelerated filer ◻Smaller Reporting Company ☒
Emerging growth company ◻
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 28, 2019:
Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	8,627,677	$19,600,000 (a)
Class B Common Stock, $0.001 par value	20,760	$1,000 (b)
Class C Common Stock, $0.001 par value	31,938	$1,500 (b)

(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 28, 2019.
(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 27, 2020	11,608,555
Class B Common Stock, $0.001 par value	March 27, 2020	31,938
Class C Common Stock, $0.001 par value	March 27, 2020	31,938

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•
the effect of actual or proposed actions of the U.S. Federal Reserve (the “Fed”), the Federal Housing Finance Agency (the “FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury with respect to monetary policy or interest rates;

•	the effect of changing interest rates on unemployment, inflation and mortgage supply and demand;
•	the effect of prepayment rates on the value of our assets;
•	our ability to access the capital markets;
•	our ability to obtain future financing arrangements;
•	our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
•
the federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to quantify risk based on historical experience;
•	our ability to use net operating loss (“NOLs”)carryforwards to reduce our taxable income;
•
our ability to forecast our tax attributes, which are based upon various facts and assumptions, and our ability to protect and use our NOLs to offset future taxable income, including whether our shareholder rights plan will be effective in preventing an ownership change that would significantly limit our ability to utilize such NOLs;

•	the impact of possible future changes in tax laws or tax rates;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act;
•	market trends;
•	expected capital expenditures;
•	the impact of technology on our operations and business, and
•	the eventual phase-out of the London Interbank Offered Rate (“LIBOR”) index and its impact on our LIBOR sensitive assets, liabilities and funding hedges

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

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: investing in mortgage-backed securities (“MBS”) in our own portfolio, and serving as the external manager of Orchid Island Capital, Inc. (“Orchid”) which also invests in MBS.  In both cases, the principal and interest payments of these MBS are guaranteed by the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation, (“Freddie Mac”) or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. The investment strategy focuses on, and the portfolios consist of, two categories of Agency MBS: (i) traditional pass-through Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs and (ii) structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency MBS. The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The investment portfolio segment includes the investment activities conducted at Bimini Capital’s wholly-owned subsidiary, Royal Palm Capital, LLC (“Royal Palm”). The investment portfolio segment receives revenue in the form of interest and dividend income on its investments. References to the general management of the Company’s portfolio of MBS refer to the operations of Royal Palm.

The Company, through Royal Palm’s wholly-owned subsidiary, Bimini Advisors Holdings, LLC (“Bimini Advisors”), serves as the external manager of Orchid and from this arrangement the Company receives management fees and expense reimbursements.  The asset management segment includes these investment advisory services provided by Bimini Advisors to Orchid.

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

We fund the pass-through Agency MBS and certain of the structured Agency MBS through repurchase agreements. However, we generally do not employ leverage on the structured Agency MBS that have no principal balance, such as IOs and IIOs, because those securities contain structural leverage. We may pledge a portion of these assets to increase the cash balance, but we do not intend to invest the cash derived from pledging the assets.

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

The mortgage loans underlying pass-through certificates can generally be classified into the following four categories:

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

•
IIOs. IIOs represent the stream of interest payments on a pool of mortgages that underlie MBS, either fixed-rate mortgages or hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors, which are prepayments, coupon interest rate (i.e. “LIBOR”), and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is derived from both the coupon interest rate on the underlying pool of mortgages and 30-day LIBOR. IIOs are typically created in conjunction with a floating rate CMO that has a principal balance and which is entitled to receive all of the principal payments on the underlying pool of mortgages. The coupon on the floating rate CMO is also based on 30-day LIBOR. Typically, the coupon on the floating rate CMO and the IIO, when combined, equal the coupon on the pool of underlying mortgages. The coupon on the pool of underlying mortgages typically represents a cap or ceiling on the combined coupons of the floating rate CMO and the IIO. Accordingly, when the value of 30-day LIBOR increases, the coupon of the floating rate CMO will increase and the coupon on the IIO will decrease. When the value of 30-day LIBOR falls, the opposite is true. Accordingly, the value of IIOs are sensitive to the level of 30-day LIBOR and expectations by market participants of future movements in the level of 30-day LIBOR. IIOs are also sensitive to changes in interest rates. An increase in interest rates reduces the present value of future interest payments on a pool of mortgages. On the other hand, an increase in interest rates has a tendency to reduce prepayments, which increases the expected absolute amount of future interest payments.

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

Mortgage REIT Common Stock

We also maintain an investment in the common stock of Orchid.  Because Orchid is a mortgage REIT that invests primarily in assets similar to those in which the Company invests, we consider this investment as a proxy for our overall investment strategy.  We do not currently invest in other REIT common stock, but may do so in the future.

Our investment strategy consists of the following components:

•	investing in pass-through Agency MBS and certain structured Agency MBS on a leveraged basis to increase returns on the capital allocated to this portfolio;
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

Our management team makes investment decisions based on various factors, including, but not limited to, relative value, expected cash yield, supply and demand, costs of hedging, costs of financing, liquidity requirements, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We do not attribute any particular quantitative significance to any of these factors, and the weight we give to these factors depends on market conditions and economic trends.

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

We allocate our capital between two sub-portfolios. The pass-through Agency MBS portfolio will be leveraged generally through repurchase agreement funding. The structured Agency MBS portfolio generally will not be leveraged. The leverage ratio is calculated by dividing our total liabilities by total stockholders’ equity at the end of each period. The amount of leverage typically will be a function of the capital allocated to the pass-through Agency MBS portfolio and the amount of haircuts required by our lenders on our borrowings. When the capital allocation to the pass-through Agency MBS portfolio is high, we expect that the leverage ratio will be high because more capital is being explicitly leveraged and less capital is un-leveraged. If the haircuts required by our lenders on our borrowings are higher, all else being equal, our leverage will be lower because our lenders will lend less against the value of the capital deployed to the pass-through Agency MBS portfolio. The allocation of capital between the two portfolios will be a function of several factors:

•
The relative durations of the respective portfolios — We generally seek to have a combined hedged duration at or near zero. If our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio or hedges to achieve a combined duration close to zero.

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

Derivative Instruments. We enter into derivative instruments to economically hedge against the possibility that rising rates may adversely impact the cost of our repurchase agreement liabilities.  The principal instruments that the Company has used to date are Eurodollar, Fed Funds and Treasury Note (“T-Note”) futures contracts and options to enter into interest rate swaps (“interest rate swaptions”) and “to-be-announced” (“TBA”) securities transactions, but we may enter into other derivatives in the future.

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

We account for TBA securities as derivative instruments. Gains and losses associated with TBA securities transactions are reported in gain (loss) on derivative instruments in the accompanying consolidated statements of operations.

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

Employees

As of December 31, 2019, we had 7 full-time employees.

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

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, the U.S. and many countries in Europe have experienced inverted yield curves. Given the volatile nature of the U.S. economy and the Fed’s possible future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations.

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

We invest in structured Agency MBS, including IOs, IIOs and POs. Although structured Agency MBS are generally subject to the same risks as our pass-through Agency MBS, certain types of risks may be enhanced depending on the type of structured Agency MBS in which we invest.

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

We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable rate assets with interest rates that vary over time based upon changes in an objective index, such as LIBOR, the U.S. Treasury rate or the Secured Overnight Financing Rate (“SOFR”). These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.

The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event, our borrowing costs may exceed our interest income and result in operating losses.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency RMBS.

The interest and principal payments we expect to receive on the Agency RMBS in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Principal and interest payments on Ginnie Mae certificates are directly guaranteed by the U.S. government. Principal and interest payments relating to the securities issued by Fannie Mae and Freddie Mac are only guaranteed by each respective GSE.

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements (“PSPAs”) with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, the FHFA and the U.S. Treasury Department agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency RMBS and could have broad adverse market implications. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency RMBS from these entities, which could adversely affect our business operations.

The implementation of the Single Security Initiative may adversely affect our results and financial condition.

The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac (the “Enterprises”), under the direction of the FHFA, the Enterprises’ regulator and conservator, to develop a common, single mortgage-backed security issued by the Enterprises.

On June 3, 2019, with the implementation of Release 2 of the common securitization platform, Freddie Mac and Fannie Mae commenced use of a common, single mortgage-backed security, known as the Uniform Mortgage-Backed Security (“UMBS”).  Fannie Mae pools are now eligible for conversion into UMBS pools and Freddie Mac pools can be exchanged for UMBS pools. The conversion is not mandatory. UMBS is intended to enhance liquidity in the TBA market as the two GSEs’ floats are combined, eliminating or reducing the market pricing subsidy that Freddie Mac currently provides to lenders to pool their loans with Freddie Mac instead of Fannie Mae, and pave the way for future GSE reform by allowing new entrants to enter the MBS guarantee market.

The current float of Gold Participation Certificates (“Gold PCs”) issued by Freddie Mac is materially smaller than the float of Fannie Mae securities.  To the extent Gold PCs are converted into UMBS, the float will contract further. A further decline could impact the liquidity of Gold PCs not converted into UMBS.  Secondly, the TBA deliverable has appeared to deteriorate as the Fannie Mae and Freddie Mac pools with the worst prepayment characteristics are delivered into new TBA securities, concentrating the poorest pools into the TBA deliverable, which has  negatively impacted their performance.  To the extent investors recognize the relative performance of Fannie Mae or Freddie Mac pools over the other, they may stipulate that they only wish to be delivered TBA securities with pools from the better performing GSE.  By bifurcating the TBA deliverable, liquidity in the TBA market could be negatively impacted.

Our liquidity is typically reduced each month when we receive margin calls related to factor changes, and typically increased each month when we receive payment of principal and interest on Fannie Mae and Freddie Mac securities. Legacy Freddie Mac securities pay principal and interest earlier in the month than Fannie Mae and Uniform Mortgage Backed Securities (“UMBS”), meaning that legacy Freddie Mac positions reduce the period of time between meeting factor-related margin calls and receiving principal and interest. The percentage of legacy Freddie Mac positions in the market and in our portfolio will likely decrease over time as those securities are converted to UMBS or paid off.

The FHFA recently released a Request For Input regarding pooling practices and other topics relating to aligning the prepayment speeds of UMBS issued by each of the Enterprises. There is no certainty about what, if any, changes may result from the Request For Input. Some of the proposals described in the Request For Input, if implemented, could negatively impact the Agency RMBS market and could make it more difficult for us to comply with our exemption from registration under the Investment Company Act.

Purchases and sales of Agency MBS by the Fed may adversely affect the price and return associated with Agency MBS.

The Fed owns approximately $1.4 trillion of Agency RMBS as of December 31, 2019. Starting in October 2017, the Fed began to phase out its policy of reinvesting principal payments from its holdings of Agency RMBS into new Agency RMBS purchases, therefore causing a decline in Fed security holdings over time.  While it is very difficult to predict the impact of the Fed portfolio runoff on the prices and liquidity of Agency RMBS, returns on Agency RMBS may be adversely affected.

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

Furthermore, because we intend to rely primarily on short-term borrowings to fund our acquisition of Agency MBS, our ability to achieve our investment objectives will depend not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we will have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk.

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

We calculate our leverage ratio by dividing our total liabilities by total equity at the end of each period.  Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency RMBS and a portion of our structured Agency RMBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency RMBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operations. For example, our borrowings are secured by our pass-through Agency RMBS and a portion of our structured Agency RMBS under repurchase agreements. A decline in the market value of the pass-through Agency RMBS or structured Agency RMBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency RMBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency RMBS, we would experience losses. If we experience losses as a result of our use of leverage, such losses could materially adversely affect our business, results of operations and financial condition.

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

Our business, financial condition and results of operations could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

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

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments, such as T-Note, Fed Funds and Eurodollar futures contracts, are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

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

The development of alternative reference rates is complex.  In the United States, a committee was formed in 2014 to study the process and develop an alternative reference rate. The Alternative Reference Rate Committee (the “ARRC”) selected the SOFR, an overnight secured U.S. Treasury repo rate, as the new rate and adopted a Paced Transition Plan (“PTP”), which provides a framework for the transition from LIBOR to SOFR. SOFR is published daily at 8:00 a.m. Eastern Time by the NY Federal Reserve Bank for the previous business day’s trades. However, since SOFR is an overnight rate and many forms of loans or instruments used for hedging have much longer terms, there is a need for a term structure for the new reference rate. Various central banks, including the Fed, and the ARRC, are in the process of developing term rates to support cash markets that currently use LIBOR. Examples of the cash market would be floating rate notes, syndicated and bilateral corporate loans, securitizations, secured funding transactions and various mortgage and consumer loans – including many of the securities the Company owns from time to time such as IIOs.  The Company also uses derivative securities tied to LIBOR to hedge its funding costs.  Development of term rates for derivatives is being conducted by the International Swaps and Derivatives Association (“ISDA”).  However, ARRC and ISDA may utilize different mechanisms to develop term rates which may cause potential mismatches between cash products or assets of the Company and hedge instruments.  The process for determining term rates by both ARRC and ISDA is not finalized at this time.

On February 5, 2020, Fannie Mae and Freddie Mac announced that they will stop accepting LIBOR-indexed ARMs by the end of 2020. Additionally, the two GSEs announced that they will soon accept mortgages tied to the SOFR later in 2020.

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

Investments in the securities of companies that own Agency MBS will be subject to all of the risks associated with the direct ownership of Agency MBS discussed above that could adversely affect the market price of the investment and the ability of the REIT to pay dividends. In addition, the market value of the common stock could be affected by market conditions beyond the Company’s control, such as limited liquidity in trading market for the common stock. A decrease in the dividend payment rate or the market value of the common stock could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Company’s ability to dispose of the common stock investment because selling investments in Orchid’s common equity securities may be hindered due to its relationship as Orchid’s manager and the possession of inside information. Also, if we or other significant investors sell or are perceived as intending to sell a substantial number of shares in a short period of time, the market price of our remaining shares could be adversely affected.

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

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic and acts of terrorism.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as coronavirus, or other widespread health emergency (or concerns over the possibility of such an emergency) terrorist attacks could create economic and financial disruptions, and could lead to operational difficulties that could impair our ability to manage our businesses. A coronavirus outbreak occurred in China in late 2019, and during the first quarter of 2020 the outbreak has evolved into a global pandemic.  The coronavirus outbreak and its impact on global markets and Royal Palm's portfolio to date is discussed below in “Item 7. Management’s Discussion and Analysis – Outlook” and in Note 19 to our Consolidated Financial Statements.  At this time we are not able to assess the long-term impact the coronavirus will have on our business.

A coronavirus outbreak occurred in China in late 2019, and during the first quarter of 2020 the outbreak has evolved into a global pandemic and has had a significant impact on financial markets and economic activity.  Interest rates have declined significantly, establishing new all-time low yields across the US Treasury maturity curve. MBS valuations have also declined significantly as investors seek liquidity, causing elevated margin call activity.

We cannot predict the effect that responses from the Federal government will have on the financial markets or when those markets will normalize. To date, the Company has disposed of a significant portion of its MBS portfolio and may have to sell additional assets to meet its cash needs.

The coronavirus outbreak and its impact on global markets and Royal Palm’s portfolio during March 2020 is discussed below in “Item 7. Management’s Discussion and Analysis – Outlook” and in Note 19 to our Consolidated Financial Statements.  At this time we are not able to assess the long-term impact the coronavirus will have on our business.

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

We use hedging instruments in conjunction with our investment portfolio and related borrowings to reduce or mitigate risks associated with changes in interest rates, mortgage spreads, yield curve shapes and market volatility. These hedging instruments may include interest rate swaps, interest rate futures and options on interest rate futures. We do not currently engage in any speculative derivatives activities or other non-hedging transactions using swaps, futures or options on futures. We do not use these instruments for the purpose of trading in commodity interests, and we do not consider the Company or its operations to be a commodity pool as to which CPO registration or compliance is required. We have received a no-action letter from the CFTC for relief from registration as a commodity pool operator and commodity trading advisor.

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

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions that may be considered to be not in your best interests.

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

This summary is limited to the U.S. federal income tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal and state income tax treatment of us or our stockholders.  This summary is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under the Code. Management strongly urges shareholders to seek advice based on their particular circumstances from their tax advisor concerning the effects of federal, state and local income tax law on an investment in our common stock.

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

There are conflicts of interest in our relationships with Orchid, which could result in decisions that may be considered as being not in the best interests of Bimini Capital’s stockholders.

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

Sales of our common stock may harm our share price.

There is very limited liquidity in the trading market for our common stock. Sales of substantial amounts of shares of our common stock, or the perception that these sales could occur, may harm prevailing market prices for our common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”.  As of March 27, 2020, we had 11,608,555 shares of Class A Common Stock issued and outstanding, which were held by 170 shareholders of record and  1,179 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 27, 2020, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

Dividend Distribution Policy

We have not made a distribution to stockholders since 2011. We are planning to retain any available funds and future earnings to fund the development and growth of our business, so future distributions should not be expected.

Preferred Stock

Our charter authorizes us to issue preferred stock that could have a preference over our common stock with respect to distributions. If we were to issue any preferred stock, the distribution preference on the preferred stock could limit our ability to make distributions to the holders of our common stock.

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “Plan”).  The Plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date), subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2019 concerning shares of our common stock authorized for issuance under the Plan.

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
(2)
Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan irrespective of the 10% limitation described above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2019, no shares are available for future issuance under the terms of the Incentive Plan as of December 31, 2019.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The maximum remaining number of shares that may be repurchased under this authorization is 429,596 shares. The authorization expires on November 15, 2020. The Company did not repurchase any of its common stock during the three months ended December 31, 2019.

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

Overview

Bimini Capital Management, Inc. ("Bimini Capital" or the "Company") is a holding company that was formed in September 2003. The Company’s principal wholly-owned operating subsidiary is Royal Palm Capital, LLC. We operate in two business segments: the asset management segment, which includes (a) the investment advisory services provided by Royal Palm’s wholly-owned subsidiary, Bimini Advisors Holdings, LLC, to Orchid, and (b) the investment portfolio segment, which includes the investment activities conducted by Royal Palm.

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

Royal Palm Capital, LLC (collectively with its wholly-owned subsidiaries referred to as “Royal Palm”) maintains an investment portfolio, consisting primarily of residential mortgage-backed securities ("MBS") issued and guaranteed by a federally chartered corporation or agency ("Agency MBS"). Our investment strategy focuses on, and our portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency MBS, such as mortgage pass-through certificates issued by Fannie Mae, Freddie Mac or Ginnie Mae (the “GSEs”) and collateralized mortgage obligations (“CMOs”) issued by the GSEs (“PT MBS”) and (ii) structured Agency MBS, such as interest only securities ("IOs"), inverse interest only securities ("IIOs") and principal only securities ("POs"), among other types of structured Agency MBS. In addition, Royal Palm receives dividends from its investment in Orchid common shares.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, we may purchase up to 500,000 shares of the Company’s Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares.  The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended twice by the Board of Directors, first until November 15, 2019, and then until November 15, 2020. The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

Through December 31, 2019, we repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

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
•
actions taken by the U.S. government, including the presidential administration, the Federal Reserve (the “Fed”), the Federal Open Market Committee (the “FOMC”), The Federal Housing Finance Agency (the “FHFA”) and the U.S. Treasury;

•	prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
•	the equity markets and the ability of Orchid to raise additional capital; and
•	other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These factors include:

•	our degree of leverage;
•	our access to funding and borrowing capacity;
•	our borrowing costs;
•	our hedging activities;
•	the market value of our investments;
•	the requirements to qualify for a registration exemption under the Investment Company Act;
•	our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
•	the impact of possible future changes in tax laws or tax rates; and
•	our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Net Income (Loss) Summary

Consolidated net income for the year ended December 31, 2019 was $13.3 million, or $1.09 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $26.8 million, or $2.10 basic and diluted loss per share of Class A Common Stock, for the year ended December 31, 2018.

The components of net income (loss) for the years ended December 31, 2019 and 2018, along with the changes in those components are presented in the table below:

(in thousands)
	2019	2018	Change
Advisory services revenue	$6,908	$7,771	$(863)
Interest and dividend income	9,328	9,988	(660)
Interest expense	(6,175)	(5,520)	(655)
Net revenues	10,061	12,239	(2,178)
Other expense	(603)	(11,448)	10,845
Expenses	(6,440)	(6,442)	2
Net income (loss) before income tax (benefit) provision	3,018	(5,651)	8,669
Income tax (benefit) provision	(10,282)	21,127	(31,409)
Net income (loss)	$13,300	$(26,778)	$40,078

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2019 and 2018 and for each quarter during 2019 and 2018.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Three Months Ended	(GAAP)	Income (Loss)	Contracts
December 31, 2019	$287	$(192)	$479
September 30, 2019	(483)	(204)	(279)
June 30, 2019	(3,364)	(734)	(2,630)
March 31, 2019	(2,258)	(1,067)	(1,191)
December 31, 2018	(3,834)	(1,213)	(2,621)
September 30, 2018	948	349	599
June 30, 2018	870	194	676
March 31, 2018	1,740	(524)	2,264
Years Ended
December 31, 2019	$(5,818)	$(2,197)	$(3,621)
December 31, 2018	(276)	(1,194)	918

Gains (Losses) on Futures Contracts
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior		Statement
	Repurchase	Subordinated		Repurchase	Subordinated		of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
December 31, 2019	$510	$56	$566	$(50)	$(37)	$(87)	$479
September 30, 2019	(124)	61	(63)	(155)	(61)	(216)	(279)
June 30, 2019	(226)	43	(183)	(2,215)	(232)	(2,447)	(2,630)
March 31, 2019	5	65	70	(976)	(285)	(1,261)	(1,191)
December 31, 2018	133	68	201	(2,317)	(505)	(2,822)	(2,621)
September 30, 2018	(35)	11	(24)	513	110	623	599
June 30, 2018	(108)	(19)	(127)	642	161	803	676
March 31, 2018	(153)	(33)	(186)	2,002	448	2,450	2,264
Years Ended
December 31, 2019	$165	$225	$390	$(3,396)	$(615)	$(4,011)	$(3,621)
December 31, 2018	(163)	27	(136)	840	214	1,054	918

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
December 31, 2019	$1,899	$948	$510	$438	$951	$1,461
September 30, 2019	1,646	1,002	(124)	1,126	644	520
June 30, 2019	2,134	1,340	(226)	1,566	794	568
March 31, 2019	2,190	1,313	5	1,308	877	882
December 31, 2018	2,227	1,234	133	1,101	993	1,126
September 30, 2018	2,054	1,049	(35)	1,084	1,005	970
June 30, 2018	2,001	938	(108)	1,046	1,063	955
March 31, 2018	2,080	809	(153)	962	1,271	1,118
Years Ended
December 31, 2019	$7,869	$4,603	$165	$4,438	$3,266	$3,431
December 31, 2018	8,362	4,030	(163)	4,193	4,332	4,169

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2019	$951	$1,461	$376	$56	$320	$575	$1,141
September 30, 2019	644	520	390	61	329	254	191
June 30, 2019	794	568	400	43	357	394	211
March 31, 2019	877	882	406	65	341	471	541
December 31, 2018	993	1,126	393	68	325	600	801
September 30, 2018	1,005	970	388	11	377	617	593
June 30, 2018	1,063	955	372	(19)	391	691	564
March 31, 2018	1,271	1,118	337	(33)	370	934	748
Years Ended
December 31, 2019	$3,266	$3,431	$1,572	$225	$1,347	$1,694	$2,084
December 31, 2018	4,332	4,169	1,490	27	1,463	2,842	2,706

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$6,908	$-	$-	$-	$6,908
Advisory services, other operating segments(1)	271	-	-	(271)	-
Interest and dividend income	-	9,327	1	-	9,328
Interest expense	-	(4,603)	(1,572)(2)	-	(6,175)
Net revenues	7,179	4,724	(1,571)	(271)	10,061
Other (expense) income	-	112	(715)(3)	-	(603)
Operating expenses(4)	(2,750)	(3,690)	-	-	(6,440)
Intercompany expenses(1)	-	(271)	-	271	-
Income (loss) before income taxes	$4,429	$875	$(2,286)	$-	$3,018
Assets	$1,457	$263,938	$14,809	$-	$280,204

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2018
Advisory services, external customers	$7,771	$-	$-	$-	$7,771
Advisory services, other operating segments(1)	251	-	-	(251)	-
Interest and dividend income	-	9,986	2		9,988
Interest expense	-	(4,029)	(1,491)(2)		(5,520)
Net revenues	8,022	5,957	(1,489)	(251)	12,239
Other (expense) income	-	(12,794)	1,346 (3)		(11,448)
Operating expenses(4)	(2,822)	(3,620)	-		(6,442)
Intercompany expenses(1)	-	(251)	-	251	-
Income (loss) before income taxes	$5,200	$(10,708)	$(143)	$-	$(5,651)
Assets	$1,488	$245,866	$12,046	$-	$259,400

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2021 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2019 and 2018 and each quarter during 2019 and 2018.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2019	$3,705,920	$414,018	$1,477	$379	$1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608
December 31, 2018	3,264,230	395,911	1,404	434	1,838
September 30, 2018	3,601,776	431,962	1,482	391	1,873
June 30, 2018	3,717,690	469,682	1,606	361	1,967
March 31, 2018	3,745,298	488,906	1,712	381	2,093
Years Ended
December 31, 2019	$3,434,850	$383,993	$5,528	$1,380	$6,908
December 31, 2018	3,582,249	446,615	6,204	1,567	7,771

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the year ended December 31, 2019, we generated $3.3 million of net portfolio interest income, consisting of $7.9 million of interest income from MBS assets offset by $4.6 million of interest expense on repurchase liabilities.  For the year ended December 31, 2018, we generated $4.3 million of net portfolio interest income, consisting of $8.4 million of interest income from MBS assets offset by $4.0 million of interest expense on repurchase liabilities.  The $0.5 million decrease in interest income for the year ended December 31, 2019 was due to a 19 basis point ("bp") decrease in yields earned on the portfolio, combined with a $2.9 million decrease in average MBS balances.  The $0.6 million increase in interest expense for the year ended December 31, 2019 was due to a 34 bp increase in cost of funds, partially offset by a $3.5 million decrease in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2019 and 2018 was $4.4 million and $4.2 million, respectively, resulting in $3.4 million and $4.2 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2019 and 2018 and for the years ended December 31, 2019 and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2019	$190,534	$1,899	3.99%	$182,215	$948	$438	2.08%	0.96%
September 30, 2019	187,199	1,646	3.52%	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	211,406	2,134	4.04%	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%
December 31, 2018	212,317	2,227	4.20%	202,069	1,234	1,101	2.44%	2.18%
September 30, 2018	198,367	2,054	4.14%	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	194,677	2,001	4.11%	184,621	938	1,046	2.03%	2.27%
March 31, 2018	207,261	2,080	4.01%	197,001	809	962	1.64%	1.96%
Years Ended
December 31, 2019	$200,293	$7,869	3.93%	$189,863	$4,603	$4,438	2.42%	2.34%
December 31, 2018	203,155	8,362	4.12%	193,318	4,030	4,193	2.08%	2.17%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2019	$951	$1,461	1.91%	3.03%
September 30, 2019	644	520	1.26%	0.98%
June 30, 2019	794	568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%
December 31, 2018	993	1,126	1.76%	2.02%
September 30, 2018	1,005	970	1.93%	1.85%
June 30, 2018	1,063	955	2.08%	1.84%
March 31, 2018	1,271	1,118	2.37%	2.05%
Years Ended
December 31, 2019	$3,266	$3,431	1.51%	1.59%
December 31, 2018	4,332	4,169	2.04%	1.95%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 42 and 43 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented.

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

Interest Income and Average Earning Asset Yield

Our interest income was $7.9 million for the year ended December 31, 2019 and $8.4 million for year ended December 31, 2018. Average MBS holdings were $200.3 million and $203.2 million for the years ended December 31, 2019 and 2018, respectively. The $0.5 million decrease in interest income was due to a 19 bp decrease in yields, combined with a $2.9 million decrease in average MBS holdings.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the years ended December 31, 2019 and 2018 and each quarter during 2019 and 2018.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2019	$188,884	$1,650	$190,534	$1,870	$29	$1,899	3.96%	6.90%	3.99%
September 30, 2019	185,309	1,890	187,199	1,652	(6)	1,646	3.57%	(1.15)%	3.52%
June 30, 2019	209,171	2,235	211,406	2,111	23	2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%
December 31, 2018	209,971	2,346	212,317	2,181	46	2,227	4.15%	7.85%	4.20%
September 30, 2018	196,305	2,062	198,367	2,008	46	2,054	4.09%	8.94%	4.14%
June 30, 2018	192,368	2,309	194,677	1,959	42	2,001	4.07%	7.16%	4.11%
March 31, 2018	204,786	2,475	207,261	2,054	26	2,080	4.01%	4.29%	4.01%
Years Ended
December 31, 2019	$198,208	$2,085	$200,293	$7,776	$93	$7,869	3.92%	4.46%	3.93%
December 31, 2018	200,858	2,297	203,155	8,202	160	8,362	4.08%	6.97%	4.12%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding repurchase agreements were $189.9 million and $193.3 million, generating interest expense of $4.6 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively.  Our average cost of funds was 2.42% and 2.08% for years ended December 31, 2019 and 2018, respectively.  There was an 34 bp increase in the average cost of funds and a $3.5 million decrease in average outstanding repurchase agreements during the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Our economic interest expense was $4.4 million and $4.2 million for the years ended December 31, 2019 and 2018, respectively. There was a 17 bp increase in the average economic cost of funds to 2.34% for the year ended December 31, 2019 from 2.17% for the previous year. The $0.2 million increase in economic interest expense was due to the 34 bp increase in the average cost of funds noted above, offset by the $3.5 million decrease in average outstanding repurchase agreements during the year ended December 31, 2019 and the favorable performance of our derivative agreements attributed to the current period.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  Our average cost of funds calculated on a GAAP basis was 18 bps above average one-month LIBOR and 10 bps above average six-month LIBOR for the quarter ended December 31, 2019.  Our average economic cost of funds was 94 bps below average one-month LIBOR and 102 bps below average six-month LIBOR for the quarter ended December 31, 2019. The average term to maturity of the outstanding repurchase agreements decreased from 31 days at December 31, 2018 to 24 days at December 31, 2019.

The tables below present the average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2019 and 2018 and for the years ended December 31, 2019 and 2018 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2019	$182,215	$948	$438	2.08%	0.96%
September 30, 2019	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%
December 31, 2018	202,069	1,234	1,101	2.44%	2.18%
September 30, 2018	189,582	1,049	1,084	2.21%	2.29%
June 30, 2018	184,621	938	1,046	2.03%	2.27%
March 31, 2018	197,001	809	962	1.64%	1.96%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2019	$189,863	$4,603	4,438	2.42%	2.34%
December 31, 2018	193,318	4,030	4,193	2.08%	2.17%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2019	1.90%	1.98%	0.18%	0.10%	(0.94)%	(1.02)%
September 30, 2019	2.22%	2.18%	0.04%	0.08%	0.32%	0.36%
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%
December 31, 2018	2.39%	2.74%	0.05%	(0.30)%	(0.21)%	(0.56)%
September 30, 2018	2.17%	2.55%	0.04%	(0.34)%	0.12%	(0.26)%
June 30, 2018	1.99%	2.48%	0.04%	(0.45)%	0.28%	(0.21)%
March 31, 2018	1.69%	2.11%	(0.05)%	(0.47)%	0.27%	(0.15)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Years Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2019	2.27%	2.35%	0.15%	0.07%	0.07%	(0.01)%
December 31, 2018	2.06%	2.47%	0.02%	(0.39)%	0.11%	(0.30)%

Dividend Income

At both December 31, 2019 and 2018, we owned 1,520,036 shares of Orchid common stock.  Orchid paid total dividends of $0.96 per share during 2019 and $1.07 per share during 2018.  During the years ended December 31, 2019 and 2018, we received dividends on this common stock investment of approximately $1.5 million and $1.6 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Interest expense on our junior subordinated debt securities was approximately $1.6 million and $1.5 for the years ended December 31, 2019 and 2018, respectively.  The average rate of interest paid for the year ended December 31, 2019 was 5.94% compared to 5.65% for the year ended December 31, 2018.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2019, the interest rate was 5.39%.

Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank. The note is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrues at 4.89% through October 30, 2024. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. The note is secured by a mortgage on the Company’s office building.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2019 and 2018.

(in thousands)
	2019	2018	Change
Realized gains (losses) on sales of MBS	$23	$(577)	$600
Unrealized gains (losses) on MBS	6,338	(7,307)	13,645
Total gains (losses) on MBS	6,361	(7,884)	14,245
Losses on derivative instruments	(5,818)	(276)	(5,542)
Gains on retained interests in securitizations	315	1,103	(788)
Unrealized losses on Orchid Island Capital, Inc. common stock	(821)	(4,393)	3,572

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2019, we received proceeds of $44.0 million from the sales of MBS compared to $60.4 million for the year ended December 31, 2018.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data as of each quarter end during 2019 and 2018.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%
December 31, 2018	2.51%	2.69%	4.09%	4.64%	2.80%
September 30, 2018	2.95%	3.06%	4.08%	4.63%	2.40%
June 30, 2018	2.73%	2.85%	4.04%	4.57%	2.34%
March 31, 2018	2.56%	2.74%	3.91%	4.44%	2.31%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the year ended December 31, 2019, our total operating expenses were approximately $6.4 million compared to approximately $6.4 million for the year ended December 31, 2018. The table below presents a breakdown of operating expenses for the years ended December 31, 2019 and 2018.

(in thousands)
	2019	2018	Change
Compensation and benefits	$4,116	$4,011	$105
Legal fees	148	93	55
Accounting, auditing and other professional fees	342	359	(17)
Directors’ fees and liability insurance	654	642	12
Administrative and other expenses	1,180	1,338	(158)
	$6,440	$6,443	$(3)

In 2019, we recorded an income tax benefit of $10.3 million, including a $11.1 million decrease in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2019, of the Company’s ability to utilize tax net operating losses (“NOLs”) to offset future taxable income. During 2019, Orchid raised capital, which is expected to result in an increase in future management fee revenue. Because of this increase in cash flows, and projections for future growth, management has revised its estimated utilization of NOL carryforwards in future periods, resulting in a decrease in the deferred tax valuation asset allowance as of December 31, 2019.

In 2018, we recorded an income tax provision of $21.1 million, including a $22.5 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2018, of the Company’s ability to utilize NOLs to offset future taxable income. During 2018, Orchid’s book value and monthly dividend decreased, which caused decreases in management fee revenue and dividend income on Orchid stock. Because of this decrease in cash flows in 2018, management revised its estimated utilization of NOL carryforwards in future periods, which resulted in an increase in the deferred tax valuation asset allowance recorded in 2018.

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2019, our MBS portfolio consisted of $217.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.25%.  During the year ended December 31, 2019, we received principal repayments of $22.7 million compared to $23.5 million for the year ended December 31, 2018.  The average prepayment speeds for the quarters ended December 31, 2019 and 2018 were 15.6% and 6.6%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2019	15.6	15.6	15.6
September 30, 2019	9.5	16.2	10.5
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8
December 31, 2018	5.5	11.7	6.6
September 30, 2018	8.6	13.5	9.5
June 30, 2018	13.4	11.6	13.1
March 31, 2018	7.2	16.8	8.6

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2019 and 2018:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2019
Fixed Rate PT MBS	$216,231	99.3%	4.25%	316	1-Nov-49
Interest-Only Securities	1,024	0.4%	3.65%	281	15-Jul-48
Inverse Interest-Only Securities	586	0.3%	4.77%	254	25-Apr-41
Total Mortgage Assets	$217,841	100.0%	4.25%	316	1-Nov-49
December 31, 2018
Fixed Rate PT MBS	$209,675	98.7%	4.26%	327	1-Aug-48
Interest-Only Securities	2,021	1.0%	3.69%	293	15-Jul-48
Inverse Interest-Only Securities	728	0.3%	4.06%	272	25-Apr-41
Total Mortgage Assets	$212,424	100.0%	4.25%	327	1-Aug-48

($ in thousands)
	December 31, 2019		December 31, 2018
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$203,321	93.3%	$193,437	91.1%
Freddie Mac	14,499	6.7%	18,881	8.9%
Ginnie Mae	21	0.0%	106	0.0%
Total Portfolio	$217,841	100.0%	$212,424	100.0%

	December 31, 2019	December 31, 2018
Weighted Average Pass-through Purchase Price	$107.12	$106.81
Weighted Average Structured Purchase Price	$6.39	$6.39
Weighted Average Pass-through Current Price	$108.77	$103.87
Weighted Average Structured Current Price	$6.91	$8.67
Effective Duration (1)	3.196	3.935

(1)
Effective duration is the approximate percentage change in price for a 100 bp change in rates.  An effective duration of 3.196 indicates that an interest rate increase of 1.0% would be expected to cause a 3.196% decrease in the value of the MBS in our investment portfolio at December 31, 2019.  An effective duration of 3.935 indicates that an interest rate increase of 1.0% would be expected to cause a 3.935% decrease in the value of the MBS in our investment portfolio at December 31, 2018. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2019 and 2018.

($ in thousands)
	2019			2018
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$65,781	$108.77	2.73%	$93,381	$104.67	3.67%
Structured MBS	-	-	-	1,136	22.73	7.43%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2019, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$216,230	$5,850	$(8,723)	$(19,500)	2.71%	(4.03)%	(9.02)%
Interest-Only MBS	1,025	(274)	309	526	(26.80)%	30.12%	51.37%
Inverse Interest-Only MBS	586	(34)	(11)	(91)	(5.83)%	(1.82)%	(15.49)%
Total MBS Portfolio	$217,841	$5,542	$(8,425)	$(19,065)	2.54%	(3.87)%	(8.75)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Repurchase Agreement Hedges	100,000	$(2,000)	$2,000	$4,000	(1.02)%	1.02%	2.03%
Junior Subordinated Debt Hedges	19,500	(195)	195	390	(1.02)%	1.02%	2.03%
T-Note Futures Contracts
Repurchase Agreement Hedges	20,000	(1,353)	975	2,071	(1.02)%	1.02%	2.03%
TBA Contracts	100,000	(1,150)	2,999	8,155	1.10%	(2.88)%	(7.83)%
	$239,500	$(4,698)	$6,169	$14,616	(0.47)%	0.62%	1.46%

Gross Totals		$844	$(2,256)	$(4,449)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of December 31, 2019, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2019, we had obligations outstanding under the repurchase agreements of approximately $210.0 million with a net weighted average borrowing cost of 1.98%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 43 days, with a weighted average maturity of 24 days.  Securing the repurchase agreement obligation as of December 31, 2019 are MBS with an estimated fair value, including accrued interest, of $218.5 million and a weighted average maturity of 338 months, and cash posted as collateral of $3.8 million.  Through March 27, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2019 with maturities through May 14, 2020.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2019 and 2018.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
December 31, 2019	$209,954	$239,243	$182,215	$27,739	15.22%
September 30, 2019	154,475	200,552	177,566	(23,091)	(13.00)%
June 30, 2019	200,656	200,776	199,901	755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%
December 31, 2018	200,396	203,746	202,069	(1,673)	(0.83)%
September 30, 2018	203,742	204,988	189,582	14,160	7.47%
June 30, 2018	175,422	193,753	184,621	(9,199)	(4.98)%
March 31, 2018	193,820	204,998	197,001	(3,181)	(1.61)%

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our primary immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our investments also generate liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio. Management believes that we currently have sufficient liquidity and capital resources available for (a) the acquisition of additional investments consistent with the size and nature of our existing MBS portfolio, (b) the repayments on borrowings, (c) the payment of overhead and operating expenses, and (d) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of December 31, 2019, we had cash and cash equivalents of $8.1 million.  We generated cash flows of $30.6 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $189.9 million during the year ended December 31, 2019.  In addition, during the year ended December 31, 2019, we received approximately $6.9 million in management fees and expense reimbursements as manager of Orchid and approximately $1.5 million in dividends from our investment in Orchid common stock.

In July 2019, we completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of our Class A common stock at a price of $2.00 per share. In order to fund the share-repurchase we sold MBS assets with an approximate fair market at time of sale, including accrued interest, of $44.0 million.

In order to generate additional cash to be invested in our MBS portfolio, on October 30, 2019, we obtained a $680,000 loan secured by a mortgage on the Company’s office property.  The loan is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrued at 4.89%, through October 30, 2024. Thereafter, interest accrued based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of five years, plus 3.25%.  Net loan proceeds were approximately $651,000.  In addition. we are also seeking to sell real property that is not used in the Company’s business.  As of December 31, 2019, that property had a carrying value of $450,000.  When that property is sold, we intend to invest the net sale proceeds in our MBS portfolio.

The table below summarizes the effect that certain future contractual obligations existing as of December 31, 2019 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$209,954	$-	$-	$-	$209,954
Interest expense on repurchase agreements(1)	847	-	-	-	847
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,488	2,844	2,848	15,585	22,765
Principal and interest on mortgage loan(1)	54	107	107	803	1,071
Totals	$212,343	$2,951	$2,955	$42,388	$260,637

(1)
Interest expense on repurchase agreements,  junior subordinated notes and mortgage loan are based on current interest rates as of December 31, 2019 and the remaining term of liabilities existing at that date.

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

Interest Rates and the MBS Market

The fourth quarter of 2019 was a period of recovery from the third quarter’s turbulence and market sell-off. While August and early September witnessed the depths of the sell-off and heightened risk aversion, the turn-around was almost as sudden and dramatic.  By the end of 2019, equity markets in the U.S. and around the globe were closing at record highs.  The S&P 500 increased 31.5% for the year ended December 31, 2019.  There were a few key events that led to the recovery.  First and foremost was the Phase One trade deal reached by the Trump administration and China.  The tentative agreement was reached in October 2019 and signed in mid-January of 2020.  This agreement was critical in that it ended the escalation in trade tensions between the two countries which were at the heart of the market turmoil.  Escalation of trade tensions between the two countries in early August 2019 triggered the violent sell-off.  The trade war has materially impacted global growth, global growth prospects and manufacturing activity in the U.S. Fear was mounting that the impact of trade tensions would spread to other sectors of the economy as well.  While there remain substantial tariffs in place and the risk of a re-escalation of trade tensions remain, the truce calmed markets and allowed risk assets to recover.  Other developments helped as well.  The prospect of a “hard” Brexit, whereby the United Kingdom (“UK”) would leave the European Union (“EU”) without any kind of trade agreement in place, or leave the EU at all, were reduced materially when Prime Minister Boris Johnson won an election on December 12, 2019. As the election was viewed as a de facto second referendum on Bresit, by winning the election, and soundly so, the path was cleared for the UK to leave the EU on January 31, 2020.  The UK and the EU gave themselves until the end of 2020 to reach a trade agreement.  This removed, at least temporarily, another source of market fear.  Finally, economic data, especially various measures of manufacturing activity across the globe, appeared to be bottoming out, generating hope that the worst of the global slowdown was behind us. Risk sentiment was aided further by an additional 25 bps cut in the Fed Funds rate at the October FOMC meeting.

The recovery in risk sentiment that occurred over the course of the fourth quarter of 2019 brought with it increases in interest rates across longer dated U.S. Treasuries, breakeven inflation levels in U.S. Treasury Inflation-Protected Securities (“TIPS”) and, the term premium in U.S. Treasuries. The amount of sovereign and other forms of debt trading at negative yields decreased substantially.  All of these movements are consistent with an abatement of fear in the markets.  The final element of fear to be addressed in the market was the turmoil in the over-night funding (or repo) markets that emerged during September 2019.  The Fed took meaningful steps to both inject liquidity into the markets, but also assure the market that it would do so as long as such funding pressures remained.

The positive developments in global markets were also seen in the Agency RMBS markets.  When interest rates approached record low levels in early September 2019, prepayment fears increased substantially and Agency RMBS traded at progressively wider spreads to comparable duration U.S. Treasuries and interest rate swaps.  On October 22, 2019, the current coupon, 30-year, fixed rate Fannie Mae RMBS index reached a spread of 1.0247% above the 10-year U.S. Treasury, the widest such level since early 2012. By the end of 2019, this spread was less than 80 bps.  The spread tightening was evident in returns for the Agency RMBS market for the quarter.  For the fourth quarter of 2019, the Agency RMBS market generated a return of 0.7% and 0.8% above comparable duration interest rate swaps.  For the year, the Agency RMBS sector generated a return of 6.5% and an excess return of 0.2%.  While these returns were impressive, other fixed income sectors did far better, as domestic high-yield debt securities generated returns of 2.6% for the quarter and 14.4% for the year and domestic investment grade securities generated returns of 1.1% for the quarter and 14.2% for the year.  Returns for various types of non-Agency RMBS were comparable to slightly better than their Agency RMBS peers.

In keeping with the volatile nature of 2019 and the last several years, the markets again encountered a significant risk-off movement not long after the new year started when a coronavirus outbreak occurred in China.  While equity markets in the U.S. were not materially impacted initially, over the course of the current quarter the outbreak has evolved into a global pandemic and brought about the quickest bear market in the history of U.S. financial markets. Market turmoil has at least matched what was experienced during the great recession of 2008 and is far from over.  Economic activity across the globe has quickly ground to a halt as various efforts to halt the spread of the virus are put in place. Most if not all markets across the globe are experiencing severe dislocations, including the Agency MBS market. An intense price war has also erupted in the global oil market. The Federal Reserve, as with all of the world’s central banks and most governments, have taken actions to stem the tide of the economic fallout and threat to the health of their citizens.

As a result, Royal Palm has experienced significant margin call activity from its repurchase agreement counterparties.  As of March 26, 2020, we have met all margin calls, but we have disposed of approximately $170.8 million of MBS to generate cash to meet these margin calls and generate additional cash reserves. These sales resulted in realized losses of approximately $5.7 million which will be charged to operations in the first quarter of 2020.  Going forward, margin call activity may continue to be elevated and we may dispose of additional assets and suffer losses on the disposition of those assets. We also may not have access to repurchase agreement funding to the extent we have in the past.  To the extent that the market turmoil adversely affects Orchid Island Capital, Inc., then the amount of management fees we receive through our advisory services segment and potentially the dividends we receive on Orchid stock may be adversely impacted. Also, because we own shares of Orchid common stock, any decline in the market price of that stock would impact the book value of Bimini. As of March 26, 2020, the value of the Company’s Orchid stock investments has decreased $3.3 million from December 31, 2019. In light of these developments, we will re-evaluate our deferred tax asset and corresponding valuation allowance at the end of the first quarter of 2020 and going forward.

Recent Regulatory Developments

In September 2017, the FOMC announced that it would implement a balance sheet normalization policy by gradually decreasing the Fed’s reinvestment of payments received on U.S. Treasuries and Agency RMBS. More specifically, principal payments received by the Fed will be reinvested only to the extent they exceed gradually rising caps until the FOMC determines that the Fed is holding no more securities than necessary to implement monetary policy efficiently and effectively. In October 2017, the FOMC commenced this balance sheet normalization program. At the conclusion of the March 2019 FOMC meeting, the Fed said that the FOMC intends to slow the pace of the decline in its holdings of U.S. Treasuries and Agency RMBS over coming quarters provided that the economy and money market conditions evolve about as expected. The Fed specified that the FOMC intends to reduce the run-off of its holdings of U.S. Treasuries by reducing the cap on monthly redemptions from the current level of $30 billion to $15 billion beginning in May 2019, and continue to allow its holdings of Agency RMBS to decline, consistent with the aim of holding primarily U.S. Treasuries in the long run. In October 2019, the Fed began reinvesting principal payments from Agency RMBS or agency debt in U.S. Treasuries, subject to a maximum of $20 billion per month, with any principal payments in excess of that maximum reinvested in Agency RMBS.

On October 11, 2019, the Fed commenced purchases of up to $60 billion of treasury bills per month through the second quarter of 2020.  The Fed conducted overnight repo operations of $75 billion, initially, and 2-week term repo operations of at least $35 billion twice a week through February 2020.  Their goal is to maintain reserve balances over time at or above the levels that prevailed in early September 2019. With the outbreak of the corona virus mentioned above the Fed has announced additional measures.  Treasury purchases will no longer be exclusively bill purchases but will spread across the curve to match the maturity composition of Treasury securities outstanding.  Purchases will include zero coupon bills, nominal coupon securities – both fixed and floating – as well as inflation protected securities.  The Fed also announced additional repo operations – both overnight and term – as well as increases in existing operations. These changes will remain in effect into the second quarter of 2020 and will be adjusted as needed.

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

On September 30, 2019, FHFA Director Mark Calabria and U.S. Treasury Secretary Steven Mnuchin announced that they have agreed to allow Fannie Mae and Freddie Mac to retain additional capital. The agreements amend the PSPAs both GSEs entered into with the U.S. Treasury as a condition for receiving federal assistance in 2008. Since late 2012, the PSPAs have required both Fannie Mae and Freddie Mac to send the net revenue they generate each quarter to the U.S. Treasury Department as repayment for the assistance they received. This prevented the GSEs from building capital, which would be necessary to exit conservatorship.

Under the new PSPAs, Fannie Mae will be able to keep any net revenue it earns until it has accumulated $25 billion in capital, and Freddie Mac will be able to accumulate $20 billion in capital. To compensate the U.S. Treasury for the dividends it would have received absent these modifications, the U.S. Treasury’s liquidation preferences for its Fannie Mae and Freddie Mac preferred stock will gradually increase by the amount of the additional capital reserves.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve.  Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.  In addition, the Fed has made statements regarding additional increases to the Federal Funds Rate in 2020 and beyond.

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

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar, Fed Funds and T-Note futures contracts or interest rate swaptions.

Summary

The fourth quarter of 2019 was a period of recovery across financial markets and for global growth prospects. While August and early September witnessed the depths of a sudden and severe market sell-off and heightened risk aversion, the turn-around was also sudden and dramatic.  By the end of 2019, equity markets in the U.S. and around the globe were closing at record highs.  The S&P 500 increased 31.5% for the year ended December 31, 2019.  There were a few key events that led to the recovery.  First and foremost was the Phase One trade deal reached by the Trump administration and China.  The tentative agreement was reached in October 2019 and signed in mid-January of 2020.  This agreement was critical in that it ended the escalation in trade tensions between the two countries which were at the heart of the market turmoil.  Escalation of trade tensions between the two countries in early August 2019 triggered the violent sell-off referenced above.  While there remain substantial tariffs in place and the risk of a re-escalation of trade tensions remain, the truce calmed markets and allowed risk assets to recover.  Other developments helped as well.  The prospect of a “hard” Brexit was reduced materially when Prime Minister Boris Johnson won an election on December 12, 2019. By winning the election, and soundly so, the path was cleared for the UK to leave the EU on January 31, 2020.  Economic data, especially various measures of manufacturing activity across the globe, appeared to be bottoming out, generating hope that the worst of the global slowdown was behind us. Finally, risk sentiment was aided further by an additional 25 bps cut in the Fed Funds rate at the October FOMC meeting.

The positive developments in global markets were also seen in the Agency RMBS markets.  When interest rates approached record low levels in early September 2019, prepayment fears increased substantially and Agency RMBS traded at progressively wider spreads to comparable duration U.S. Treasuries and interest rate swaps.  On October 22, 2019, the current coupon, 30-year, fixed rate Fannie Mae RMBS index reached a spread of 1.0247% above the 10-year U.S. Treasury, the widest such level since early 2012. By the end of 2019 this spread was less than 80 bps.  The spread tightening was evident in returns for the Agency RMBS market for the quarter.  For the fourth quarter of 2019, the Agency RMBS market generated a return of 0.7% and positive 0.8% above comparable duration interest rate swaps.  For the year, the Agency RMBS sector generated a return of 6.5% and an excess return of 0.2%.  Returns for various types of non-Agency RMBS were comparable to slightly better than their Agency RMBS peers.

The market experienced a significant risk-off movement not long after the new year started when a coronavirus outbreak occurred in China.  Over the course of the first quarter of 2020 the outbreak in China evolved into a global pandemic. The speed at which the virus spread forced governments across the globe to take ever more severe steps to slow and contain its spread.  These steps are having a severe economic impact, as economic activity in some instances essentially ceases. Financial markets across the globe are experiencing severe dislocations at least equal to what was experienced during the global financial crisis in 2008. On March 12, 2020 equity markets in the U.S. entered a bear market in the fastest such move in the history of U.S. financial markets. The Agency MBS market is included in the list of markets suffering extreme duress.

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

Mortgage-Backed Securities

Our investments in MBS are accounted for at fair value. We acquire our MBS for the purpose of generating long-term returns, and not for the short-term investment of idle capital. Changes in the fair value of securities are reflected as part of our net income or loss in our consolidated statement of operations. We elected to account for all of our MBS at fair value to reflect changes in the fair value of our MBS in our consolidated statement of operations, which we believe more appropriately reflects the results of our operations for a particular reporting period.

Our MBS are valued based on independent pricing sources and/or third party broker quotes when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. Alternatively, the Company could opt to have the value of all of our positions in MBS determined by either an independent third-party or do so internally.  In managing our portfolio, the Company employs the following four-step process at each valuation date to determine the fair value of our MBS.

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized. A majority of the Company’s net deferred tax assets, which consist primarily of NOLs, are expected to be realized over an extended number of years. Management’s conclusion is supported by taxable income projections which include forecasts of management fees, Orchid dividends and net interest income, and the subsequent reinvestment of those amounts into the MBS portfolio. However, a material change in the taxable income projections could lead management to reassess its valuation allowance conclusions.

Capital Expenditures

At December 31, 2019, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements.

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

Stockholders and Board of Directors
Bimini Capital Management, Inc.
Vero Beach, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

 As more fully described in Note 19 to the financial statements, the Company has been negatively impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company's auditor since 2008.

West Palm Beach, Florida
March 27, 2020

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 and 2018

	2019	2018
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$217,793,209	$212,349,874
Unpledged	47,744	74,318
Total mortgage-backed securities	217,840,953	212,424,192
Cash and cash equivalents	8,070,067	4,947,801
Restricted cash	4,315,050	1,292,687
Investment in Orchid Island Capital, Inc. common stock, at fair value	8,892,211	9,713,030
Accrued interest receivable	750,875	780,535
Property and equipment, net	2,162,975	3,298,067
Real property held for sale	450,000	-
Deferred tax asset	33,288,536	23,202,821
Other assets	3,718,281	3,740,543
Total Assets	$279,488,948	$259,399,676

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$209,954,000	$200,396,000
Long-term debt	27,481,121	26,804,440
Accrued interest payable	645,302	678,262
Other liabilities	1,431,534	2,566,353
Total Liabilities	239,511,957	230,445,055

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of December 31, 2019 and 2018	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 11,608,555 shares issued and outstanding as of December 31, 2019 and 12,709,269 shares
issued and outstanding as of December 31, 2018	11,609	12,709
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2019 and 2018	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2019 and 2018	32	32
Additional paid-in capital	332,642,758	334,919,265
Accumulated deficit	(292,677,440)	(305,977,417)
Stockholders' Equity	39,976,991	28,954,621
Total Liabilities and Equity	$279,488,948	$259,399,676
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2019 and 2018

	2019	2018
Revenues:
Advisory services	$6,907,910	$7,770,761
Interest income	7,868,940	8,361,808
Dividend income from Orchid Island Capital, Inc. common stock	1,459,235	1,626,439
Total revenues	16,236,085	17,759,008
Interest expense:
Repurchase agreements	(4,602,837)	(4,029,766)
Long-term debt	(1,572,038)	(1,490,061)
Net revenues	10,061,210	12,239,181

Other income (expense)
Unrealized gains (losses) on mortgage-backed securities	6,338,000	(7,306,786)
Realized gains (losses) on mortgage-backed securities	23,078	(576,521)
Unrealized losses on Orchid Island Capital, Inc. common stock	(820,819)	(4,392,904)
Losses on derivative instruments	(5,817,825)	(276,209)
Gains on retained interests in securitizations	314,984	1,103,466
Impairment of real property held for sale	(673,438)	-
Other income	32,884	1,400
Other expense, net	(603,136)	(11,447,554)

Expenses:
Compensation and related benefits	4,115,743	4,011,255
Directors' fees and liability insurance	653,825	642,454
Audit, legal and other professional fees	489,243	451,615
Administrative and other expenses	1,180,898	1,337,509
Total expenses	6,439,709	6,442,833

Net income (loss) before income tax (benefit) provision	3,018,365	(5,651,206)
Income tax (benefit) provision	(10,281,612)	21,126,955

Net income (loss)	$13,299,977	$(26,778,161)

Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$1.09	$(2.10)
CLASS B COMMON STOCK
Basic and Diluted	$1.09	$(2.10)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	12,178,160	12,711,101
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2019 and 2018

		Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2018	12,660,627	$12,725	$334,878,779	$(279,199,256)	$55,692,248
Net loss	-	-	-	(26,778,161)	(26,778,161)
Issuance of Class A common shares pursuant to stock
based compensation plans	35,000	35	(35)	-	-
Class A common shares sold directly to employees	83,332	83	199,914	-	199,997
Class A common shares repurchased and retired	(69,690)	(70)	(165,353)	-	(165,423)
Amortization of stock based compensation	-	-	5,960	-	5,960

Balances, December 31, 2018	12,709,269	12,773	334,919,265	(305,977,417)	28,954,621
Net income	-	-	-	13,299,977	13,299,977
Class A common shares repurchased and retired	(1,100,714)	(1,100)	(2,276,507)	-	(2,277,607)

Balances, December 31, 2019	11,608,555	$11,673	$332,642,758	$(292,677,440)	$39,976,991
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,299,977	$(26,778,161)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation and equity plan amortization	-	5,960
Depreciation	73,057	76,637
Deferred income tax (benefit) provision	(10,085,715)	21,321,763
(Gains) losses on mortgage-backed securities	(6,361,078)	7,883,307
Gains on retained interests in securitizations	(314,984)	(1,103,466)
Impairment of real property held for sale	673,438	-
Realized losses on forward settling to-be-announced securities	2,196,582	1,193,984
Unrealized losses on Orchid Island Capital, Inc. common stock	820,819	4,392,904
Changes in operating assets and liabilities:
Accrued interest receivable	29,660	(34,414)
Other assets	(39,141)	(986,069)
Accrued interest payable	(32,960)	331,818
Other liabilities	(255,913)	65,939
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,742	6,370,202
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(65,780,690)	(94,517,053)
Sales	43,975,274	60,431,192
Principal repayments	22,749,733	23,470,494
Payments received on retained interests in securitizations	314,984	426,414
Proceeds from termination of retained interests	-	4,968,740
Costs associated with termination of retained interests	-	(3,638,308)
Net settlement of forward settling TBA contracts	(3,075,488)	(256,484)
Purchases of property and equipment	-	(15,392)
NET CASH USED IN INVESTING ACTIVITIES	(1,816,187)	(9,130,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	1,200,646,000	1,557,896,426
Principal repayments on repurchase agreements	(1,191,088,000)	(1,557,683,177)
Proceeds from issuance of long-term debt	680,000	-
Principal repayments on long-term debt	(3,319)	-
Class A common shares sold directly to employees	-	199,997
Class A common shares repurchased and retired	(2,277,607)	(165,423)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,957,074	247,823

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,144,629	(2,512,372)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	6,240,488	8,752,860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$12,385,117	$6,240,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$6,207,835	$5,188,009
Income taxes	$(46,700)	$955,128
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company’s principal operating subsidiary is Royal Palm Capital, LLC (formerly known as MortCo TRS, LLC), which includes its wholly-owned subsidiary, Bimini Advisors Holdings, LLC (formerly known as Bimini Advisors, Inc.).

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

Variable Interest Entities (VIEs)

A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. Bimini Capital has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. See Note 10 for a description of the accounting used for this VIE.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares, derivatives and retained interests, determining the amounts of asset valuation allowances, the impairment for the real property held for sale, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.

Segment Reporting

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company’s accounting policies described in this note with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 17.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2019 and 2018.

(in thousands)
	2019	2018
Cash and cash equivalents	$8,070,067	$4,947,801
Restricted cash	4,315,050	1,292,687
Total cash, cash equivalents and restricted cash	$12,385,117	$6,240,488

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

Mortgage-Backed Securities

The Company invests primarily in pass-through mortgage backed certificates issued by Freddie Mac, Fannie Mae or Ginnie Mae (“MBS”), collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. We refer to MBS and CMOs as PT MBS. We refer to IO and IIO securities as structured MBS. The Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Retained Interests in Securitizations

Retained interests in the subordinated tranches of securities created in securitization transactions were initially recorded at their fair value when issued by Royal Palm. These retained interests currently have a recorded fair value of zero, as the prospect of future cash flows being received is very uncertain, but they may generate cash flows in the future. Any cash received from the retained interests is reflected in the consolidated statement of cash flows. Realized gains and subsequent adjustments to fair value are reflected in the consolidated statements of operations.

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

Derivative instruments are carried at fair value, and changes in fair value are recorded in the consolidated statements of operations for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but rather are used as economic hedges of its portfolio assets and liabilities.

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

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed either in the body of the financial statements or in the accompanying notes. MBS, Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 16 of the consolidated financial statements.

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value due to the short-term nature of these financial instruments.

It is impractical to estimate the fair value of the Company’s junior subordinated notes.  Currently, there is a limited market for these types of instruments and the Company is unable to ascertain what interest rates would be available to the Company for similar financial instruments. Further information regarding these instruments is presented in Note 10 to the consolidated financial statements.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2016 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company.  For tax filing purposes, Bimini Capital and its includable subsidiaries, and Royal Palm and its includable subsidiaries, file as separate tax paying entities.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). ASU 2016-13 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2022, for smaller reporting companies.  The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements as its financial assets are measured at fair value through earnings and Company receivables have not typically experienced credit issues.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 20, 2021 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2019 and 2018.

(in thousands)
	2019	2018
Management fee	$5,528	$6,204
Allocated overhead	1,380	1,567
Total	$6,908	$7,771

At December 31, 2019 and 2018, the net amount due from Orchid was approximately $0.6 million and $0.7 million, respectively.  These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2019 and 2018:

(in thousands)
	2019	2018
Fixed-rate Mortgages	$216,231	$209,675
Interest-Only Securities	1,024	2,021
Inverse Interest-Only Securities	586	728
Total	$217,841	$212,424

NOTE 4.  PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2019 and 2018 follows:

(in thousands)
	2019	2018
Land	$1,185	$2,247
Buildings and improvements	1,827	1,827
Computer equipment and software	181	181
Office furniture and equipment	198	198
Total cost	3,391	4,453
Less accumulated depreciation and amortization	1,228	1,155
Property and equipment, net	$2,163	$3,298

Depreciation of property and equipment totaled approximately $73,000 and $77,000 for the years ended December 31, 2019 and 2018, respectively.

In August 2019, the Company transferred one its real estate properties to held for sale to generate additional cash to be invested in the MBS portfolio.  The Company expects to complete the sale of this property within one year. The Company transferred the property at fair value, which resulted in an impairment charge of approximately $0.7 million during the year ended December 31, 2019.  After the impairment charge, the asset has a carrying value of approximately $0.5 million and is presented separately in the consolidated balance sheets.

NOTE 5.  OTHER ASSETS

The composition of other assets at December 31, 2019 and 2018 follows:

(in thousands)
	2019	2018
Prepaid expenses	$215	$299
Refundable income taxes withheld	1,578	1,430
Servicing advances	205	207
Servicing sale receivable, including accrued interest	159	223
Investment in Bimini Capital Trust II	804	804
Due from affiliates	622	654
Other	135	124
Total other assets	$3,718	$3,741

Receivables are carried at their estimated collectible amounts.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the counterparty to make required payments, if any. Management considers the following factors when determining the collectability of specific accounts: past transaction activity, current economic conditions and changes in payment terms. Amounts that the Company determines are no longer collectible are written off.  As of December 31, 2019 and 2018, management determined that no allowance for doubtful accounts was necessary.  Collections on amounts previously written off are included in income as received.

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

As of December 31, 2019 and December 31, 2018, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2019
Fair value of securities pledged, including accrued
interest receivable	$-	$137,992	$80,550	$-	$218,542
Repurchase agreement liabilities associated with
these securities	$-	$132,573	$77,381	$-	$209,954
Net weighted average borrowing rate	-	2.02%	1.92%	-	1.98%
December 31, 2018
Fair value of securities pledged, including accrued
interest receivable	$-	$107,876	$105,251	$-	$213,127
Repurchase agreement liabilities associated with
these securities	$-	$101,327	$99,069	$-	$200,396
Net weighted average borrowing rate	-	2.56%	2.56%	-	2.56%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $3.8 million and $0.2 million as of December 31, 2019 and 2018, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2019 and December 31, 2018, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $11.8 million and $12.4 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2019. Summary information regarding amounts at risk with individual counterparties greater than 10% of equity at December 31, 2018 is presented in the table below.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
December 31, 2018
Mirae Asset Securities (USA) Inc.	$3,012	13.9%	17
ED&F Man Capital Markets Inc.	2,908	12.1%	40

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2019 and 2018.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	December 31, 2019	December 31, 2018
Liabilities
TBA Securities	Other liabilities	$59	$938
Total derivative liabilities, at fair value		$59	$938

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$537	$520
TBA securities	Restricted cash	-	543
Total margin balances on derivative contracts		$537	$1,063

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at December 31, 2019 and December 31, 2018.

($ in thousands)
As of December 31, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$120,000	2.90%	1.67%	$(1,480)
2021	80,000	2.80%	1.57%	(984)
Total / Weighted Average	$100,000	2.86%	1.63%	$(2,464)
Treasury Note Futures Contracts (Short Positions)(2)
March 2020 5-year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period)	$20,000	1.96%	2.06%	$88

($ in thousands)
As of December 31, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$19,500	1.92%	1.68%	$(46)
Total / Weighted Average	$19,500	1.92%	1.68%	$(46)

($ in thousands)
As of December 31, 2018
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$125,000	2.56%	2.67%	$139
2020	150,000	2.84%	2.49%	(523)
2021	100,000	2.80%	2.46%	(346)
Total / Weighted Average	$125,000	2.74%	2.54%	$(730)

($ in thousands)
As of December 31, 2018
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2019	$26,000	1.63%	2.68%	$271
2020	26,000	1.95%	2.49%	142
2021	26,000	2.22%	2.46%	61
Total / Weighted Average	$26,000	1.93%	2.54%	$474

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $118.61 at December 31, 2019. The contract value of the short positions was $23.7 million.

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019 and 2018.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2019
30-Year TBA Securities:
3.5%	$(50,000)	$(51,414)	$(51,438)	$(24)
4.5%	(50,000)	(52,621)	(52,656)	(35)
Totals	$(100,000)	$(104,035)	$(104,094)	$(59)
December 31, 2018
30-Year TBA Securities:
3.0%	$(50,000)	$(47,844)	$(48,782)	$(938)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Losses From Derivative Instruments, Net

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2019 and 2018.

(in thousands)
	2019	2018
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,709)	$(82)
Junior subordinated debt funding hedges	(390)	241
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(522)	759
Net TBA securities	(2,197)	(1,194)
Losses on derivative instruments	$(5,818)	$(276)

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. The Company attempts to minimize this risk in several ways. For instruments which are not centrally cleared on a registered exchange, the Company limits it counterparties to major financial institutions with acceptable credit ratings, and by monitoring positions with individual counterparties. In addition, the Company may be required to pledge assets as collateral for its derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty, the Company may not receive payments provided for under the terms of its derivative agreements, and may have difficulty recovering its assets pledged as collateral for its derivatives. The cash and cash equivalents pledged as collateral for the Company’s derivative instruments are included in restricted cash on the consolidated balance sheets. It is the Company's policy not to offset assets and liabilities associated with open derivative contracts. However, the Chicago Mercantile Exchange (“CME”) rules characterize variation margin transfers as settlement payments, as opposed to adjustments to collateral. As a result, derivative assets and liabilities associated with centrally cleared derivatives for which the CME serves as the central clearing party are presented as if these derivatives had been settled as of the reporting date.

NOTE 8. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2019 and 2018.

($ in thousands)
	December 31, 2019			December 31, 2018
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$216,231	$-	$216,231	$209,675	$-	$209,675
Structured MBS - at fair value	1,562	-	1,562	2,675	-	2,675
Accrued interest on pledged securities	749	-	749	777	-	777
Cash	3,778	537	4,315	230	1,063	1,293
Total	$222,320	$537	$222,857	$213,357	$1,063	$214,420

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2019 and 2018.

($ in thousands)
Assets Pledged to Bimini	December 31, 2019	December 31, 2018
Repurchase agreements	$-	$371
Total	$-	$371

Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

NOTE 9. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2019 and 2018.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2019
Repurchase Agreements	$209,954	$-	$209,954	$(206,176)	$(3,778)	$-
TBA securities	59	-	59	-	-	59
	$210,013	$-	$210,013	$(206,176)	$(3,778)	$59
December 31, 2018
Repurchase Agreements	$200,396	$-	$200,396	$(200,166)	$(230)	$-
TBA securities	938	-	938	-	(543)	395
	$201,334	$-	$201,334	$(200,166)	$(773)	$395

The amounts disclosed for collateral received by or posted to the same counterparty are limited to the amount sufficient to reduce the asset or liability presented in the consolidated balance sheet to zero.  The fair value of the actual collateral received by or posted to the same counterparty typically exceeds the amounts presented.  See Note 8 for a discussion of collateral posted for, or received against, repurchase obligations and derivative instruments.

NOTE 10.  LONG-TERM DEBT

Long-term debt at December 31, 2019 and 2018 is summarized as follows:

(in thousands)
	2019	2018
Junior subordinated debt	$26,804	$26,804
Note payable	677	-
Total	$27,481	$26,804

Note Payable

On October 30, 2019, the Company borrowed $680,000 from a bank. The note is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrues at 4.89% through October 30, 2024. Thereafter, interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years, plus 3.25%. The note is secured by a mortgage on the Company’s office building.

Junior Subordinated Debt

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

As of December 31, 2019 and 2018, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2019, the interest rate was 5.39%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Year Ending December 31,	Amounts
2020	$21
2021	22
2022	23
2023	24
2024	25
Thereafter	27,366
Total	$27,481

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

Issuances of Common Stock

The table below presents information related to the Company’s Class A Common Stock issued during the years ended December 31, 2019 and 2018.

Shares Issued Related To:	2019	2018
Incentive plan shares	-	35,000
Shares sold directly to employees	-	83,332
Total shares of Class A Common Stock issued	-	118,332

There were no issuances of the Company's Class B Common Stock and Class C Common Stock during the years ended December 31, 2019 and 2018.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended twice by the Board of Directors, first until November 15, 2019, and then until November 15, 2020.  The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

From the inception of the Repurchase Plan through December 31, 2019, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

Tender Offer

In July 2019, the Company completed a “modified Dutch auction” tender offer and paid an aggregate of $2.2 million, excluding fees and related expenses, to repurchase 1.1 million shares of Bimini Capital’s Class A common stock at a price of $2.00 per share.

NOTE 12.    STOCK INCENTIVE PLANS

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

Performance Units

The Compensation Committee of the Board of Directors of Bimini Capital (the “Committee”) has issued, and may in the future issue additional, Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.

The following table presents the activity related to Performance Units during the years ended December 31, 2019 and December 31, 2018:

	2019		2018
		Weighted-		Weighted-
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Nonvested, at January 1	-	$-	41,000	$0.84
Vested during the period	-	-	(35,000)	0.84
Forfeited during the period	-	-	(6,000)	0.84
Nonvested, at December 31	-	$-	-	$-

NOTE 13.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any significant reported or unreported contingencies at December 31, 2019.

NOTE 14.  INCOME TAXES

In 2019, the Company recorded an income tax benefit of $10.3 million, including an $11.1 million decrease in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2019, of the Company’s ability to utilize tax net operating losses (“NOLs”) to offset future taxable income. During 2019, Orchid raised capital, which is expected to result in an increase in future management fee revenue. Because of this increase in cash flows, and projections for future growth, management has revised its estimated utilization of NOL carryforwards in future periods and tax capital loss carryforwards to offset future capital gains, resulting in a decrease in the deferred tax valuation asset allowance at December 31, 2019.

In 2018, the Company recorded an income tax provision of $21.1 million, including a $22.5 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment, as of December 31, 2018, of the Company’s ability to utilize NOLs to offset future taxable income. During 2018, Orchid’s book value and monthly dividend decreased, which caused decreases in management fee revenue and dividend income on Orchid stock. Because of this decrease in cash flows in 2018, management revised its estimated utilization of NOL carryforwards in future periods, which resulted in an increase in the deferred tax valuation asset allowance recorded in 2018.

The income tax (benefit) provision included in the consolidated statements of operations consists of the following for the years ended December 31, 2019 and 2018:

(in thousands)
	2019	2018
Current	$(196)	$(195)
Deferred	(10,086)	21,322
Income tax (benefit) provision, net	$(10,282)	$21,127

The net income tax provision differs from the amount computed by applying the federal income tax statutory rate of 21 percent on income or loss before income tax expense.  A reconciliation for the years ended December 31, 2019 and 2018 is presented in the table below.

(in thousands)
	2019	2018
Federal tax (benefit) based on statutory rate applicable for each year	$634	$(1,187)
State income tax (benefit)	164	(311)
(Decrease) increase of deferred tax asset valuation allowance	(11,109)	22,512
Other	29	113
Income tax (benefit) provision	$(10,282)	$21,127

Deferred tax assets consisted of the following as of December 31, 2019 and 2018:

(in thousands)
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$58,250	$58,737
Orchid Island Capital, Inc. common stock	3,338	3,318
MBS	(377)	1,976
Capital loss carryforwards	1,743	875
Management agreement	813	813
Other	1,148	219
	64,915	65,938
Valuation allowance	(31,626)	(42,735)
Net deferred tax assets	$33,289	$23,203

As of December 31, 2019 and 2018, Bimini Capital had tax capital loss carryforwards of approximately $0.1 million and $0.3 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will expire at December 31, 2020, if they are unused.  In addition, as of December 31, 2019 and 2018, Bimini Capital had estimated federal NOL carryforwards of approximately $19.0 million and $18.8 million, respectively, and estimated Florida NOL carryforwards of $18.4 million and $18.1 million, respectively.  The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2030.

As of December 31, 2019 and 2018, Royal Palm had tax capital loss carryforwards of approximately $6.8 million and $3.2 million, respectively, which can be used to offset future realized tax capital gains.  The capital loss carryforwards will begin to expire in 2022. In addition, as of December 31, 2019, Royal Palm had estimated federal NOL carryforwards of approximately $248.1 million and estimated available Florida NOLs of approximately $20.7 million. As of December 31, 2018, Royal Palm had estimated federal NOL carryforwards of approximately $250.2 million and estimated available Florida NOL carryforwards of approximately $22.8 million.  These NOLs can be used to offset future taxable income and will begin to expire in 2025.

In connection with Orchid’s 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at December 31, 2019 and 2018 totaled approximately $0.8 million and $0.8 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The valuation allowance is based on management’s estimated projections of future taxable income, and the projected ability to utilize the separate NOL carryforwards of Bimini Capital and Royal Palm to offset that projected taxable income before the NOLs expire.  Management has undertaken tax planning strategies in an effort to maximize the potential for future NOL utilization, including the restructuring of certain subsidiaries and assets of the Company.  With respect to the taxable income projections, management must estimate the dividends to be received on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio, management makes estimates of various metrics such as the yields on the assets it will acquire, its future funding and interest costs, future prepayment speeds and net interest margin, among others. Estimates are also made for other assets and expenses.  Changes in the taxable income projections have a direct impact on the amount of the valuation allowance, and the impact in any reporting period may be significant. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies.  These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

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

NOTE 15.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2019 and 2018.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2019 and 2018.

The Company had dividend eligible stock incentive plan shares that were issued during the year ended December 31, 2018. The basic and diluted per share computations include these unvested incentive plan shares only if there is income available to Class A common stock, as they have dividend participation rights. The stock incentive plan shares have no contractual obligation to share in losses. Since there is no such obligation, the incentive plan shares would not be included in the basic and diluted EPS computations when no income is available to Class A common stock even though they are considered participating securities.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2019	2018
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted	$13,265	$(26,711)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,609	12,709
Effect of weighting	569	2
Weighted average shares-basic and diluted	12,178	12,711
Income (loss) per Class A common share:
Basic and diluted	$1.09	$(2.10)

(in thousands, except per-share information)
	2019	2018
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted	$35	$(67)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
Income (loss) per Class B common share:
Basic and diluted	$1.09	$(2.10)

NOTE 16.   FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price). A fair value measure should reflect the assumptions that market participants would use in pricing the asset or liability, including the assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset and the risk of non-performance. Required disclosures include stratification of balance sheet amounts measured at fair value based on inputs the Company uses to derive fair value measurements. These stratifications are:

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during 2019 and 2018. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both December 31, 2019 and 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Mortgage-backed securities	$217,841	$-	$217,841	$-
Orchid Island Capital, Inc. common stock	8,892	8,892	-	-
TBA securities	(59)	-	(59)	-
December 31, 2018
Mortgage-backed securities	$212,424	$-	$212,424	$-
Orchid Island Capital, Inc. common stock	9,713	9,713	-	-
TBA securities	(938)	-	(938)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018:

(in thousands)
	Retained Interests
	2019	2018
Balances, January 1	$-	$653
Gain included in earnings	315	1,103
Collections	(315)	(1,756)
Balances, December 31	$-	$-

During the years ended December 31, 2019 and 2018, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

During the year ended December 31, 2018, the Company exercised its optional early termination rights with respect to certain securitizations and received net distributions of approximately $1.4 million. That distribution, along with the cash flow of approximately $0.4 million received prior to the exercise, resulted in a gain of $1.1 million for the year that was recorded in gains on retained interests in securitizations on the Consolidated Statements of Operations.

NOTE 17. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments; the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenue received under this management agreement for the years ended December 31, 2019 and 2018, were approximately $6.9 million and $7.8 million, respectively, accounting for approximately 43% and 44% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the years ended December 31, 2019 and 2018 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$6,908	$-	$-		$-	$6,908
Advisory services, other operating segments(1)	271	-	-		(271)	-
Interest and dividend income	-	9,327	1		-	9,328
Interest expense	-	(4,603)	(1,572	)(2)	-	(6,175)
Net revenues	7,179	4,724	(1,571)		(271)	10,061
Other (expense) income	-	112	(715	)(3)	-	(603)
Operating expenses(4)	(2,750)	(3,690)	-		-	(6,440)
Intercompany expenses(1)	-	(271)	-		271	-
Income (loss) before income taxes	$4,429	$875	$(2,286)		$-	$3,018
Assets	$1,457	$263,938	$14,809		$-	$280,204

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2018
Advisory services, external customers	$7,771	$-	$-		$-	$7,771
Advisory services, other operating segments(1)	251	-	-		(251)	-
Interest and dividend income	-	9,986	2		-	9,988
Interest expense	-	(4,029)	(1,491	)(2)	-	(5,520)
Net revenues	8,022	5,957	(1,489)		(251)	12,239
Other (expense) income	-	(12,794)	1,346	(3)	-	(11,448)
Operating expenses(4)	(2,822)	(3,620)	-		-	(6,442)
Intercompany expenses(1)	-	(251)	-		251	-
Income (loss) before income taxes	$5,200	$(10,708)	$(143)		$-	$(5,651)
Assets	$1,488	$245,866	$12,046		$-	$259,400

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

NOTE 18. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At both December 31, 2019 and 2018, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 2.4% and 3.1% of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2019 and 2018, the Company received dividends on this common stock investment of approximately $1.5 million and $1.6 million, respectively.

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

NOTE 19. SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. We cannot, reasonably estimate the length or severity of this pandemic and its ultimate effect on the markets.  As of the date of this filing,  this global pandemic has had a significant impact on financial markets and economic activity, in addition to the health of hundreds of thousands of people across the globe. Interest rates have significantly declined, establishing new all-time low yields across the US Treasury maturity curve.  There are concerns in the MBS markets that there may be elevated levels of prepayment activity.  The typical smooth operation of financial markets has become erratic recently, prompting significant policy responses from the Federal Reserve (“Fed”), as well as central banks across the globe.  The Federal government is working on a substantial fiscal stimulus package and it is expected to be signed into law. While all markets have been affected, performance appears to have been highly correlated with the risk or credit profile of the asset in question. High-risk assets generally have performed poorly relative to low risk assets during this recent period of market volatility.  However, the Agency MBS market has been impacted by the broader market turmoil as well.

As a result, Royal Palm has experienced significant margin call activity from its repurchase agreement counterparties.  As of March 26, 2020, we have met all margin calls, but we have disposed of approximately $170.8 million of MBS to generate cash to meet these margin calls and generate additional cash reserves. These sales resulted in realized losses of approximately $5.7 million which will be charged to operations in the first quarter of 2020.  Going forward, margin call activity may continue to be elevated and we may dispose of additional assets and suffer losses on the disposition of those assets. We also may not have access to repurchase agreement funding to the extent we have in the past. To the extent that the market turmoil adversely affects Orchid Island Capital, Inc., then the amount of management fees we receive through our advisory services segment and potentially the dividends we receive on Orchid stock may be adversely impacted. Also, because we own shares of Orchid common stock, any decline in the value of that stock price would impact the book value of Bimini. As of March 26, 2020, the value of the Company’s Orchid stock investments has decreased $3.3 million from December 31, 2019. In light of these developments, we will re-evaluate our deferred tax asset and corresponding valuation allowance at the end of the first quarter of 2020 and going forward.

These developments and their effect on the world’s economy and health will likely continue to play out over the balance of the year, and maybe beyond. At this time, it is too early to tell what the ultimate effect will be on economic activity across the globe and the markets the Company operates in – Agency MBS. Accordingly, the effect on the Company’s consolidated financial position, results of operations and cash flows in 2020 is too uncertain to determine.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no disagreements with our Independent Registered Public Accounting Firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report (the “evaluation date”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“the CEO”) and Chief Financial Officer (“the CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of the evaluation date (1) in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) in providing reasonable assurance that information the Company must disclose in its periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

      There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, Company employees have begun working from home beginning on March 23, 2020. Management has taken measures to ensure that the Company’s internal control over financial reporting are unchanged during this period.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2019 (the "Proxy Statement").

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

4.2	Description of the Company’s Capital Stock**

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: March 27, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 27, 2020	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2020.

Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director