Form 10-Q
period 2020-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2020-05-15
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	May 15, 2020	11,608,555
Class B Common Stock, $0.001 par value	May 15, 2020	31,938
Class C Common Stock, $0.001 par value	May 15, 2020	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$54,406,359	$217,793,209
Unpledged	36,041	47,744
Total mortgage-backed securities	54,442,400	217,840,953
Cash and cash equivalents	5,870,983	8,070,067
Restricted cash	863,775	4,315,050
Orchid Island Capital, Inc. common stock, at fair value	4,484,106	8,892,211
Accrued interest receivable	223,333	750,875
Property and equipment, net	2,145,377	2,162,975
Real property held for sale	450,000	450,000
Deferred tax assets	25,887,684	33,288,536
Other assets	3,743,252	3,718,281
Total Assets	$98,110,910	$279,488,948

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$52,357,397	$209,954,000
Long-term debt	27,476,044	27,481,121
Accrued interest payable	109,568	645,302
Other liabilities	523,857	1,431,534
Total Liabilities	80,466,866	239,511,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 11,608,555 shares issued and outstanding as of March 31, 2020 and 11,608,555 shares issued
and outstanding as of December 31, 2019	11,609	11,609
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2020 and December 31, 2019	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of March 31, 2020 and December 31, 2019	32	32
Additional paid-in capital	332,642,758	332,642,758
Accumulated deficit	(315,010,387)	(292,677,440)
Stockholders’ Equity	17,644,044	39,976,991
Total Liabilities and Stockholders' Equity	$98,110,910	$279,488,948
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
Revenues:
Advisory services	$1,724,597	$1,607,320
Interest income	2,039,994	2,190,416
Dividend income from Orchid Island Capital, Inc. common stock	364,809	364,809
Total revenues	4,129,400	4,162,545
Interest expense
Repurchase agreements	(927,816)	(1,312,865)
Long-term debt	(349,501)	(406,555)
Net revenues	2,852,083	2,443,125

Other income (expense):
Unrealized (losses) gains on mortgage-backed securities	(574,281)	3,052,235
Realized losses on mortgage-backed securities	(5,804,656)	-
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(4,408,105)	288,807
Losses on derivative instruments	(5,290,731)	(2,257,411)
Gains on retained interests in securitizations	-	275,115
Other income	324	246
Total other (expense) income	(16,077,449)	1,358,992

Expenses:
Compensation and related benefits	1,100,044	1,070,781
Directors' fees and liability insurance	164,581	160,641
Audit, legal and other professional fees	159,293	138,632
Administrative and other expenses	282,039	250,972
Total expenses	1,705,957	1,621,026

Net (loss) income before income tax provision	(14,931,323)	2,181,091
Income tax provision	7,401,624	562,488

Net (loss) income	$(22,332,947)	$1,618,603

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(1.92)	$0.13
CLASS B COMMON STOCK
Basic and Diluted	$(1.92)	$0.13
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	11,608,555	12,708,618
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the three Months Ended March 31, 2020 and 2019

		Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2019	12,709,269	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	-	1,618,603	1,618,603
Class A common shares repurchased and retired	(714)	-	(1,542)	-	(1,542)
Balances, March 31, 2019	12,708,555	$12,773	$334,917,723	$(304,358,814)	$30,571,682

Balances, January 1, 2020	11,608,555	$11,673	$332,642,758	$(292,677,440)	$39,976,991
Net loss	-	-	-	(22,332,947)	(22,332,947)
Balances, March 31, 2020	11,608,555	$11,673	$332,642,758	$(315,010,387)	$17,644,044
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(22,332,947)	$1,618,603
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	17,598	18,451
Deferred income tax provision	7,400,852	757,099
Losses (gains) on mortgage-backed securities, net	6,378,937	(3,052,235)
Gains on retained interests in securitizations	-	(275,115)
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock	4,408,105	(288,807)
Realized and unrealized losses on forward settling TBA securities	1,441,406	1,067,686
Changes in operating assets and liabilities:
Accrued interest receivable	527,542	16,024
Other assets	(24,971)	(132,636)
Accrued interest payable	(535,734)	(243,397)
Other liabilities	(849,083)	(856,704)
NET CASH USED IN OPERATING ACTIVITIES	(3,568,295)	(1,371,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(20,823,373)	-
Sales	171,155,249	-
Principal repayments	6,687,740	3,835,069
Proceeds from termination of retained interests	-	275,115
Net settlement of forward settling TBA contracts	(1,500,000)	(941,406)
NET CASH PROVIDED BY INVESTING ACTIVITIES	155,519,616	3,168,778

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	361,393,397	348,756,000
Principal repayments on repurchase agreements	(518,990,000)	(350,006,000)
Principal repayments on long-term debt	(5,077)	-
Class A common shares repurchased and retired	-	(1,542)
NET CASH USED IN FINANCING ACTIVITIES	(157,601,680)	(1,251,542)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,650,359)	546,205
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	12,385,117	6,240,488
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$6,734,758	$6,786,693

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$1,813,051	$1,962,817
Income taxes	$13,465	$(46,700)
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company operates in two business segments through its principal wholly-owned operating subsidiary, Royal Palm Capital LLC, which includes its wholly-owned subsidiary, Bimini Advisors Holdings.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Impact

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values. We timely satisfied all margin calls. The Agency MBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. The following summarizes the impact COVID-19 has had on our financial position and results of operations through March 31, 2020.

•
We sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million. Substantially all of the realized losses sustained in the quarter were a direct result of the adverse MBS market conditions associated with COVID-19.

•	Our MBS portfolio had a fair market value of approximately $54.4 million as of March 31, 2020, compared to $217.8 million as of December 31, 2019.
•	Our outstanding balances under our repurchase agreement borrowings as of March 31, 2020 were approximately $52.4 million, compared to $210.0 million as of December 31, 2019.
•	We recorded an additional valuation allowance against our deferred tax assets of approximately $11.2 million during the three months ended March 31, 2020.
•	Our stockholders’ equity was $17.6 million as of March 31, 2020, compared to $40.0 million as of December 31, 2019.

In response to the Shelter in Place order issued in Florida, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. On April 13, 2020, the Company received $152,000 through the Paycheck Protection Program of the CARES Act in the form of a low interest rate loan.  The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The CARES Act also makes technical corrections to, or modifies on a temporary basis, certain provisions of the U.S. Income Tax Code. Significant income tax impacts of the CARES Act include the ability to carry back an NOL for 5 years and an increase in the interest expense disallowance limitations from 30% to 50% of adjusted taxable income.  The Company is assessing the potential impact of the CARES Act on the Company’s 2019 income tax return to be filed later in 2020, as well as the 2020 tax provision but do not believe that those changes will significantly impact the consolidated financial statements.

The Company has evaluated the other provisions of the CARES Act and does not believe it will have material effect on our financial statements. The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. During the forbearance period the Company will continue to receive scheduled principal and interest each month on its Agency RMBS securities. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares, derivatives and retained interests, determining the amounts of asset valuation allowances, the impairment for the real property held for sale, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact that COVID-19 will have on the global economy generally, and on our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company’s cash, cash equivalents and restricted cash as of March 31, 2020 and December 31, 2019.

(in thousands)
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$5,870,983	$8,070,067
Restricted cash	863,775	4,315,050
Total cash, cash equivalents and restricted cash	$6,734,758	$12,385,117

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

Mortgage-Backed Securities

The Company invests primarily in mortgage pass-through (“PT”) mortgage backed certificates issued by Freddie Mac, Fannie Mae or Ginnie Mae (“MBS”), collateralized mortgage obligations (“CMOs”), interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans. We refer to MBS and CMOs as PT MBS. We refer to IO and IIO securities as structured MBS. The Company has elected to account for its investment in MBS under the fair value option.  Electing the fair value option requires the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of our operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.

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

Derivative Financial Instruments

The Company uses derivative instruments to manage interest rate risk, facilitate asset/liability strategies and manage other exposures, and it may continue to do so in the future. The principal instruments that the Company has used to date are Treasury Note (“T-Note”) and Eurodollar futures contracts, and “to-be-announced” (“TBA”) securities transactions, but it may enter into other derivative instruments in the future.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2020 and December 31, 2019, due to the short-term nature of these financial instruments.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2016 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and its includable subsidiaries, and Royal Palm, and its includable subsidiaries, file as separate tax paying entities.

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

Recent Accounting Pronouncements

In January 2020, we adopted Accounting Standards codification Topic 326, Credit Losses (Topic 326). Topic 326 requires the recognition of credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss (CECL) model). The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements as its financial assets were already measured at fair value through earnings.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2020 and 2019.

(in thousands)
	Three Months Ended March 31,
	2020	2019
Management fee	$1,377	$1,285
Allocated overhead	348	322
Total	$1,725	$1,607

At March 31, 2020 and December 31, 2019, the net amount due from Orchid was approximately $0.5 million and $0.6 million, respectively. These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of March 31, 2020 and December 31, 2019:

(in thousands)
	March 31, 2020	December 31, 2019
Fixed-rate MBS	$53,858	$216,231
Interest-Only MBS	552	1,024
Inverse Interest-Only MBS	32	586
Total	$54,442	$217,841

NOTE 4.   REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of March 31, 2020, the Company had met all margin call requirements.

As of March 31, 2020 and December 31, 2019, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
March 31, 2020
Fair value of securities pledged, including accrued
interest receivable	$-	$46,929	$7,685	$-	$54,614
Repurchase agreement liabilities associated with
these securities	$-	$45,038	$7,319	$-	$52,357
Net weighted average borrowing rate	-	1.17%	1.77%	-	1.26%
December 31, 2019
Fair value of securities pledged, including accrued
interest receivable	$-	$137,992	$80,550	$-	$218,542
Repurchase agreement liabilities associated with
these securities	$-	$132,573	$77,381	$-	$209,954
Net weighted average borrowing rate	-	2.02%	1.92%	-	1.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $0.9 million and $3.8 million as of March 31, 2020 and December 31, 2019, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At March 31, 2020 and December 31, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $3.1 million and $11.8 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at March 31, 2020 and December 31, 2019.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Liabilities, at Fair Value

The table below summarizes fair value information about our derivative liabilities as of March 31, 2020 and December 31, 2019.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	March 31, 2020	December 31, 2019
Liabilities
TBA Securities	Other liabilities	$-	$59
Total derivative liabilities, at fair value		$-	$59

Margin Balances Posted To (From) Counterparties
Futures contracts	Restricted cash	$3	$537
Total margin balances on derivative contracts		$3	$537

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at March 31, 2020 and December 31, 2019.

($ in thousands)
As of March 31, 2020
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$1,000	1.91%	0.53%	$(3)
2021	1,000	1.02%	0.30%	(7)
Total / Weighted Average	$1,000	1.20%	0.35%	$(10)

($ in thousands)
As of December 31, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$120,000	2.90%	1.67%	$(1,480)
2021	80,000	2.80%	1.57%	(984)
Total / Weighted Average	$102,500	2.86%	1.63%	$(2,464)
Treasury Note Futures Contracts
March 2020- 5-year T-Note futures
(Mar 2020 - Mar 2025 Hedge Period)	$20,000	1.96%	2.06%	$88

($ in thousands)
As of December 31, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$19,500	1.92%	1.68%	$(46)
Total / Weighted Average	$19,500	1.92%	1.68%	$(46)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $118.61 at December 31, 2019. The notional contract values of the short positions were $23.7 million.

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019. There were no outstanding TBA securities at March 31, 2020.

($ in thousands)
	Notional			Net
	Amount	Cost	Market	Carrying
	Long (Short)(1)	Basis(2)	Value(3)	Value(4)
December 31, 2019
30-Year TBA Securities:
3.5%	$(50,000)	$(51,414)	$(51,438)	$(24)
4.5%	(50,000)	(52,621)	(52,656)	(35)
	$(100,000)	$(104,035)	$(104,094)	$(59)

(1)	Notional amount represents the par value (or principal balance) of the underlying Agency MBS.
(2)	Cost basis represents the forward price to be paid (received) for the underlying Agency MBS.
(3)	Market value represents the current market value of the TBA securities (or of the underlying Agency MBS) as of period-end.
(4)
Net carrying value represents the difference between the market value and the cost basis of the TBA securities as of period-end and is reported in derivative assets (liabilities), at fair value in our consolidated balance sheets.

Losses On Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019.

(in thousands)
	Three Months Ended March 31,
	2020	2019
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,329)	$(969)
Junior subordinated debt funding hedges	(515)	(220)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(1,006)	-
Net TBA securities	(1,441)	(1,068)
losses on derivative instruments	$(5,291)	$(2,257)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of March 31, 2020 and December 31, 2019.

($ in thousands)
	March 31, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$53,858	$-	$53,858	$216,231	$-	$216,231
Structured MBS - at fair value	549	-	549	1,562	-	1,562
Accrued interest on pledged securities	208	-	208	749	-	749
Restricted cash	861	3	864	3,778	537	4,315
Total	$55,476	$3	$55,479	$222,320	$537	$222,857

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements and derivative agreements as of March 31, 2020 and December 31, 2019. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	March 31, 2020	December 31, 2019
Repurchase agreements	$204	$-
Total	$204	$-

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of March 31, 2020 and December 31, 2019.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
March 31, 2020
Repurchase Agreements	$52,357	$-	$52,357	$(51,496)	$(861)	$-
	$52,357	$-	$52,357	$(51,496)	$(861)	$-
December 31, 2019
Repurchase Agreements	$209,954	$-	$209,954	$(206,176)	$(3,778)	$-
TBA securities	59	-	59	-	-	59
	$210,013	$-	$210,013	$(206,176)	$(3,778)	$59

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

NOTE 8.  LONG-TERM DEBT

Long-term debt at March 31, 2020 and December 31, 2019 is summarized as follows:

(in thousands)
	March 31, 2020	December 31, 2019
Junior subordinated debt	$26,804	$26,804
Note payable	672	677
Total	$27,476	$27,481

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

As of March 31, 2020 and December 31, 2019, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of March 31, 2020, the interest rate was 4.24%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

BCTII is a VIE because the holders of the equity investment at risk do not have substantive decision-making ability over BCTII’s activities. Since Bimini Capital's investment in BCTII’s common equity securities was financed directly by BCTII as a result of its loan of the proceeds to Bimini Capital, that investment is not considered to be an equity investment at risk. Since Bimini Capital's common share investment in BCTII is not a variable interest, Bimini Capital is not the primary beneficiary of BCTII. Therefore, Bimini Capital has not consolidated the financial statements of BCTII into its consolidated financial statements, and this investment is accounted for on the equity method.

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

The table below presents the future scheduled principal payments on the Company’s junior subordinated debt and note payable.

(in thousands)
December 31, 2019
Last nine months of 2020	$16
2021	22
2022	23
2023	24
2024	25
After 2024	27,366
Total	$27,476

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  As discussed in Note 1 – COVID-19, the PPP loans require certain certifications to be forgivable, in whole or in part, and the proceeds need to be used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The loan proceeds from the PPP loan are not reflected in the consolidated balance sheet at March 31, 2020.

NOTE 9.  COMMON STOCK

There were no issuances of Bimini Capital's Class A, Class B Common Stock or Class C Common Stock during the three months ended March 31, 2020 and 2019.

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

From the inception of the Repurchase Plan through March 31, 2020, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share. There were no shares repurchased during the three months ended March 31, 2020.

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

Performance Units

The Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") has issued, and may in the future issue additional, Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.  There were no performance units issued or outstanding during the three months ended March 31, 2020 and 2019.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of March 31, 2020 related to the Citigroup demand.

Management is not aware of any other significant reported or unreported contingencies at March 31, 2020.

NOTE 12.  INCOME TAXES

The total income tax provision recorded for the three months ended March 31, 2020 and 2019 was $7.4 million and $0.6 million, respectively, on consolidated pre-tax book (loss) income of $(14.9) million and $2.2 million in the three months ended March 31, 2020 and 2019, respectively.

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

As a result of adverse economic impacts of COVID-19 on its business, the Company performed an assessment of the need for additional valuation allowances against existing deferred tax assets. Following the more-likely-than-not standard that benefits will not be realized in the future, the Company determined an additional valuation allowance of approximately $11.2 million was necessary for the net operating loss carryforwards and capital loss carryforwards. With the rapidly evolving and changing landscape caused by the pandemic, the Company will continue to closely monitor the impacts of COVID-19 on the Company’s ability to realize its deferred tax assets, and it may increase valuation allowances in the future as new information becomes available.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2020 and 2019.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at March 31, 2020 and 2019.

The table below reconciles the numerator and denominator of EPS for the three months ended March 31, 2020 and 2019.

(in thousands, except per-share information)
	2020	2019
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(22,272)	$1,615
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,609	12,709
Weighted average shares-basic and diluted	11,609	12,709
(Loss) income per Class A common share:
Basic and diluted	$(1.92)	$0.13

(in thousands, except per-share information)
	2020	2019
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(61)	$4
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(1.92)	$0.13

NOTE 14.   FAIR VALUE

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the three months ended March 31, 2020 and 2019. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both March 31, 2020 and December 31, 2018.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Mortgage-backed securities	$54,442	$-	$54,442	$-
Orchid Island Capital, Inc. common stock	4,484	4,484	-	-
December 31, 2019
Mortgage-backed securities	$217,841	$-	$217,841	$-
Orchid Island Capital, Inc. common stock	8,892	8,892	-	-
TBA securities	(59)	-	(59)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019:

(in thousands)
	Retained Interests in Securitizations
	Three Months Ended March 31,
	2020	2019
Balances, January 1	$-	$-
Gain included in earnings	-	275
Collections	-	(275)
Balances, March 31	$-	$-

During the three months ended March 31, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15.   SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the three months ended March 31, 2020 and 2019, were approximately $1.7 million and $1.6 million, respectively, accounting for approximately 42% and 39% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the three months ended March 31, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2020
Advisory services, external customers	$1,725	$-	$-		$-	$1,725
Advisory services, other operating segments(1)	59	-	-		(59)	-
Interest and dividend income	-	2,405	-		-	2,405
Interest expense	-	(928)	(350	)(2)	-	(1,278)
Net revenues	1,784	1,477	(350)		(59)	2,852
Other	-	(15,563)	(514	)(3)	-	(16,077)
Operating expenses(4)	(709)	(997)	-		-	(1,706)
Intercompany expenses(1)	-	(59)	-		59	-
Income (loss) before income taxes	$1,075	$(15,142)	$(864)		$-	$(14,931)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$1,607	$-	$-		$-	$1,607
Advisory services, other operating segments(1)	68	-	-		(68)	-
Interest and dividend income	-	2,555	-		-	2,555
Interest expense	-	(1,313)	(406	)(2)	-	(1,719)
Net revenues	1,675	1,242	(406)		(68)	2,443
Other	-	1,304	55	(3)	-	1,359
Operating expenses(4)	(630)	(991)	-		-	(1,621)
Intercompany expenses(1)	-	(68)	-		68	-
Income (loss) before income taxes	$1,045	$1,487	$(351)		$-	$2,181

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of March 31, 2020 and December 31, 2019 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2020	$1,498	$81,986	$14,627	$98,111
December 31, 2019	1,457	263,223	14,809	279,489

NOTE 16. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both March 31, 2020 and December 31, 2019, the Company owned 1,520,036 shares of Orchid common stock, representing approximately 2.3% and 2.4% of Orchid’s outstanding common stock on such dates.  The Company received dividends on this common stock investment of approximately $0.4 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. In April 2020, the Company purchased an additional 616,543 shares of Orchid common stock at a total cost of approximately $2.2 million.

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

Impact of the COVID-19 Pandemic

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values. We timely satisfied all margin calls. The Agency MBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. The following summarizes the impact COVID-19 has had on our financial position and results of operations through March 31, 2020.

•
We sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million. Substantially all of the realized losses sustained in the quarter were a direct result of the adverse MBS market conditions associated with COVID-19.

•	Our MBS portfolio had a fair market value of approximately $54.4 million as of March 31, 2020, compared to $217.8 million as of December 31, 2019.
•	We recorded an additional valuation allowance against our deferred tax assets of approximately $11.2 million during the three months ended March 31, 2020.
•
Our stockholders’ equity was $17.6 million as of March 31, 2020, compared to $40.0 million as of December 31, 2019.Our outstanding balances under our repurchase agreement borrowings as of March 31, 2020 were approximately $52.4 million, compared to $210.0 million as of December 31, 2019.

In response to the Shelter in Place order issued in Florida, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. On April 13, 2020, the Company received $152,000 through the Paycheck Protection Program of the CARES Act in the form of a low interest loan.  The Company has evaluated the other provisions of the CARES Act and does not believe it will have material effect on our financial statements. The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. During the forbearance period the Company will continue to receive scheduled principal and interest each month on its Agency RMBS securities. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

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

Through March 31, 2020, the Company repurchased a total of 70,704 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

Factors that Affect our Results of Operations and Financial Condition

A variety of industry and economic factors (in addition to those related to the COVID-19 pandemic) may impact our results of operations and financial condition. These factors include:

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

Results of Operations

Described below are the Company’s results of operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

Net (Loss) Income Summary

Consolidated net loss for the three months ended March 31, 2020 was $22.3 million, or $1.92 basic and diluted loss per share of Class A Common Stock, as compared to a consolidated net income of $1.6 million, or $0.13 basic and diluted income per share of Class A Common Stock, for the three months ended March 31, 2019. The components of net (loss) income for the three months ended March 31, 2020 and 2019, along with the changes in those components are presented in the table below.

(in thousands)
	Three Months Ended March 31,
	2020	2019	Change
Advisory services revenues	$1,725	$1,607	$118
Interest and dividend income	2,404	2,555	(150)
Interest expense	(1,277)	(1,719)	442
Net revenues	2,852	2,443	410
Other (expense) income	(16,077)	1,359	(17,436)
Expenses	(1,706)	(1,621)	(85)
Net (loss) income before income tax provision	(14,931)	2,181	(17,111)
Income tax provision	7,402	562	6,841
Net (loss) income	$(22,333)	$1,619	$(23,952)

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2020 and 2019.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
	(GAAP)	Income (Loss)	Contracts
Three Months Ended
March 31, 2020	$(5,291)	$(1,441)	$(3,850)
December 31, 2019	287	(192)	479
September 30, 2019	(483)	(204)	(279)
June 30, 2019	(3,364)	(734)	(2,630)
March 31, 2019	(2,258)	(1,067)	(1,191)

Gains (Losses) on Futures Contracts
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Repurchase	Long-Term		Repurchase	Long-Term		Statement of
	Agreements	Debt	Total	Agreements	Debt	Total	Operations
Three Months Ended
March 31, 2020	$(456)	$(40)	$(496)	$(2,879)	$(475)	$(3,354)	$(3,850)
December 31, 2019	510	56	566	(50)	(37)	(87)	479
September 30, 2019	(124)	61	(63)	(155)	(61)	(216)	(279)
June 30, 2019	(226)	43	(183)	(2,215)	(232)	(2,447)	(2,630)
March 31, 2019	5	65	70	(976)	(285)	(1,261)	(1,191)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2020	$2,040	$928	$(456)	$1,384	$1,112	$656
December 31, 2019	1,899	948	510	438	951	1,461
September 30, 2019	1,646	1,002	(124)	1,126	644	520
June 30, 2019	2,134	1,340	(226)	1,566	794	568
March 31, 2019	2,190	1,313	5	1,308	877	882

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
Three Months Ended
March 31, 2020	$1,112	$656	$350	$(40)	$390	$762	$266
December 31, 2019	951	1,461	376	56	320	575	1,141
September 30, 2019	644	520	390	61	329	254	191
June 30, 2019	794	568	400	43	357	394	211
March 31, 2019	877	882	406	65	341	471	541

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the three months ended March 31, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2020
Advisory services, external customers	$1,725	$-	$-		$-	$1,725
Advisory services, other operating segments(1)	59	-	-		(59)	-
Interest and dividend income	-	2,405	-		-	2,405
Interest expense	-	(928)	(350	)(2)	-	(1,278)
Net revenues	1,784	1,477	(350)		(59)	2,852
Other	-	(15,563)	(514	)(3)	-	(16,077)
Operating expenses(4)	(709)	(997)	-		-	(1,706)
Intercompany expenses(1)	-	(59)	-		59	-
Income (loss) before income taxes	$1,075	$(15,142)	$(864)		$-	$(14,931)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$1,607	$-	$-		$-	$1,607
Advisory services, other operating segments(1)	68	-	-		(68)	-
Interest and dividend income	-	2,555	-		-	2,555
Interest expense	-	(1,313)	(406	)(2)	-	(1,719)
Net revenues	1,675	1,242	(406)		(68)	2,443
Other	-	1,304	55	(3)	-	1,359
Operating expenses(4)	(630)	(991)	-		-	(1,621)
Intercompany expenses(1)	-	(68)	-		68	-
Income (loss) before income taxes	$1,045	$1,487	$(351)		$-	$2,181

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
March 31, 2020	$1,498	$81,986	$14,627	$98,111
December 31, 2019	1,457	263,938	14,809	280,204

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

Orchid has reported its March 31, 2020 stockholders’ equity to be approximately $308.1 million, a decrease of approximately 22% from December 31, 2019.  Because of this decrease, Bimini expects to receive a proportional decrease in its management fee revenue going forward until Orchid is able to grow its equity base.

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2020 and 2019.

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
March 31, 2020	$3,269,859	$356,685	$1,377	$348	$1,725
December 31, 2019	3,705,920	414,018	1,477	379	1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	322	1,607

Investment Portfolio Segment

Net Portfolio Interest Income

Note, owing to the COVID-19 related market developments discussed above, the Company sold a significant portion of the MBS portfolio.  Our outstanding balances under repurchase agreement borrowings declined proportionately as well. As a result, many figures discussed below appear distorted when simple average balances are calculated, such as average MBS held and average outstanding balances under repurchase agreement borrowings. Further, since the sales occurred very late in the quarter, interest income and interest expense amounts reflect balances of both assets and borrowing in place for the majority of the quarter.  The combination of these two factors led to certain metrics such as our yield on average MBS and cost of funds measures to appear higher than they would have been had these large sales not occurred, or occurred earlier in the quarter.  These factors should be kept in mind when reading the discussion of our investment portfolio segment results for the quarter that follow.

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the three months ended March 31, 2020, we generated $1.1 million of net portfolio interest income, consisting of $2.0 million of interest income from MBS assets offset by $0.9 million of interest expense on repurchase liabilities.  For the comparable period ended March 31, 2019, we generated $0.9 million of net portfolio interest income, consisting of $2.2 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities. The $0.2 million decrease in interest income for the three months ended March 31, 2020 was due to a $75.9 million decrease in average MBS balances, partially offset by a 186 basis point ("bp") increase in yields earned on the portfolio.  The $0.4 million decrease in interest expense for the three months ended March 31, 2020 was due to a $68.6 million decrease in average repurchase liabilities, partially offset by a 20 bp increase in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended March 31, 2020 and 2019 was $1.4 million and $1.3 million, respectively, resulting in $0.7 million and $0.9 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the three months ended March 31, 2020 and for each quarter in 2019 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
Three Months Ended
March 31, 2020	$136,142	$2,040	5.99%	$131,156	$928	$1,384	2.83%	4.22%
December 31, 2019	190,534	1,898	3.99%	182,215	948	438	2.08%	0.96%
September 30, 2019	187,199	1,646	3.52%	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	211,406	2,134	4.04%	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
	Basis	Basis(2)	Basis	Basis(4)
Three Months Ended
March 31, 2020	$1,112	$656	3.16%	1.77%
December 31, 2019	951	1,461	1.91%	3.03%
September 30, 2019	644	520	1.26%	0.98%
June 30, 2019	794	568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%

(1)
Portfolio yields and costs of borrowings presented in the table above, below and the tables on page 34 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the quarterly periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the table above and the tables on page 34 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic Net Interest Spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $2.0 million for the three months ended March 31, 2020 and $2.2 million for the three months ended March 31, 2019.  Average MBS holdings were $136.1 million and $212.0 million for the three months ended March 31, 2020 and 2019, respectively. The $0.2 million decrease in interest income was due to a $75.9 million decrease in average MBS holdings, partially offset by a 186 basis point ("bp") increase in yields. Average balances as presented here, and in the table below, are based on beginning and ending outstanding balances and are skewed lower because nearly all of the disposals occurred at the end of March 2020.  If average balances were calculated based on daily balances, average MBS holdings for the three months ended March 31, 2020 would have been $209.7 million and the yield would have been 3.89%.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the three months ended March 31, 2020 and for each quarter in 2019.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
Three Months Ended
March 31, 2020	$135,044	$1,098	$136,142	$2,029	$11	$2,040	6.01%	3.93%	5.99%
December 31, 2019	188,884	1,650	190,534	1,870	28	1,898	3.96%	6.90%	3.99%
September 30, 2019	185,309	1,890	187,199	1,652	(6)	1,646	3.57%	(1.15)%	3.52%
June 30, 2019	209,171	2,235	211,406	2,111	23	2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $131.2 million and $199.8 million, generating interest expense of $0.9 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.  Our average cost of funds was 2.83% and 2.63% for three months ended March 31, 2020 and 2019, respectively.  There was a 20 bp increase in the average cost of funds and a $68.6 million decrease in average outstanding balances under repurchase agreements during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Average balances as presented here, and in the table below, are based on beginning and ending outstanding balances and are skewed lower because nearly all of the deleveraging occurred at the end of March 2020.  If average balances were calculated based on daily balances, average outstanding repurchase agreements for the three months ended March 31, 2020 would have been $198.4 million and the cost of funds would have been 1.87%.

 Our economic interest expense was $1.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. There was a 160 bp increase in the average economic cost of funds to 4.22% for the three months ended March 31, 2020 from 2.62% for the three months ended March 31, 2019.  The $0.1 million increase in economic interest expense was due to a 20 bp increase in the average cost of funds combined with the unfavorable performance of our derivative holdings attributed to the current period.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  The Company’s average cost of funds calculated on a GAAP basis was 149 bps above the average one-month LIBOR and 140 bps above the average six-month LIBOR for the quarter ended March 31, 2020.  The Company’s average economic cost of funds was 288 bps above the average one-month LIBOR and 279 bps above the average six-month LIBOR for the quarter ended March 31, 2020. The average term to maturity of the outstanding repurchase agreements decreased from 24 days at December 31, 2019 to 18 days at March 31, 2020.

The tables below present the average outstanding balances under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the three months ended March 31, 2020 and for each quarter in 2019 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
	Agreements	Basis	Basis	Basis	Basis
Three Months Ended
March 31, 2020	$131,156	$928	$1,384	2.83%	4.22%
December 31, 2019	182,215	948	438	2.08%	0.96%
September 30, 2019	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
Three Months Ended
March 31, 2020	1.34%	1.43%	1.49%	1.40%	2.88%	2.79%
December 31, 2019	1.90%	1.98%	0.18%	0.10%	(0.94)%	(1.02)%
September 30, 2019	2.22%	2.18%	0.04%	0.08%	0.32%	0.36%
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%

Dividend Income

At both March 31, 2020 and December 31, 2019, we owned 1,520,036 shares of Orchid common stock.  Orchid paid total dividends of $0.24 per share during the both the three months ended March 31, 2020 and 2019.  During the three months ended March 31, 2020 and 2019, we received dividends on this common stock investment of approximately $0.3 million and $0.3 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Interest expense on our junior subordinated debt securities was approximately $0.3 million for the three month period ended March 31, 2020, compared to approximately $0.4 million for the same period in 2019.  The average rate of interest paid for the three months ended March 31, 2020 was 5.19% compared to 6.25% for the comparable period in 2019. The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of March 31, 2020, the interest rate was 4.24%.

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

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  The PPP loans require certain certifications to be forgivable, in whole or in part, and the proceeds need to be used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the three months ended March 31, 2020 and 2019.

(in thousands)
	2020	2019	Change
Realized losses on sales of MBS	$(5,805)	$-	$(5,805)
Unrealized (losses) gains on MBS	(574)	$3,052	$(3,626)
Losses on derivative instruments	(5,291)	(2,257)	(3,034)
Gains on retained interests	-	275	(275)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(4,408)	289	(4,697)

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the three months ended March 31, 2020 we received proceeds of approximately $171.2 million from the sales of MBS. Most of these sales occurred during the second half of March 2020 as we sold assets in order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity and reduce risk associated with the market turmoil brought about by COVID-19. We did not sell any MBS during the three months March 31, 2019.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates. The table below presents historical interest rate data as of each quarter end during 2020 and 2019.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
March 31, 2020	0.38%	0.70%	2.89%	3.45%	1.10%
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%

(1)	Historical 5 Year and 10 U.S. Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR is obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the three months ended March 31, 2020, our total operating expenses were approximately $1.7 million compared to approximately $1.6 million for the three months ended March 31, 2019. The table below presents a breakdown of operating expenses for the three months ended March 31, 2020 and 2019.

(in thousands)
	2020	2019	Change
Compensation and benefits	$1,100	$1,071	$29
Legal fees	20	26	(6)
Accounting, auditing and other professional fees	139	113	26
Directors’ fees and liability insurance	165	161	4
Other G&A expenses	282	250	32
	$1,706	$1,621	$85

Income Tax Provision

We recorded  an income tax provision for the three months ended March 31, 2020 of approximately $7.4 million compared to $0.6 million for the three months ended March 31, 2019, on consolidated pre-tax book (loss) income of $(14.9) million and $2.2 million in the three months ended March 31, 2020 and 2019, respectively.

As a result of adverse economic impacts of COVID-19 on our business, management performed an assessment of the need for additional valuation allowances against existing deferred tax assets. Following the more-likely-than-not standard that benefits will not be realized in the future, we determined an additional valuation allowance of approximately $11.2 million was necessary for the net operating loss carryforwards and capital loss carryforwards. With the rapidly evolving and changing landscape caused by the pandemic, we will continue to closely monitor the impacts of COVID-19 on the Company’s ability to realize its deferred tax assets and may increase valuation allowances in the future as new information becomes available.

Financial Condition:

Mortgage-Backed Securities

As of March 31, 2020, our MBS portfolio consisted of $54.4 million of agency or government MBS at fair value and had a weighted average coupon of 4.17%.  During the three months ended March 31, 2020, we received principal repayments of $6.7 million compared to $3.8 million for the comparable period ended March 31, 2019.  The average prepayment speeds for the quarters ended March 31, 2020 and 2019 were 13.7% and 6.8%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
March 31, 2020	11.6	18.1	13.7
December 31, 2019	15.6	15.6	15.6
September 30, 2019	9.5	16.2	10.5
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of March 31, 2020 and December 31, 2019:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
March 31, 2020
Fixed Rate MBS	$53,858	98.9%	4.18%	334	1-Feb-50
Interest-Only MBS	552	1.0%	3.64%	289	15-Jul-48
Inverse Interest-Only MBS	32	0.1%	5.30%	230	15-May-39
Total MBS Portfolio	$54,442	100.0%	4.17%	333	1-Feb-50
December 31, 2019
Fixed Rate MBS	$216,231	99.3%	4.25%	316	1-Nov-49
Interest-Only MBS	1,024	0.5%	3.65%	281	15-Jul-48
Inverse Interest-Only MBS	586	0.2%	4.77%	254	25-Apr-41
Total MBS Portfolio	$217,841	100.0%	4.25%	316	1-Nov-49

($ in thousands)
	March 31, 2020		December 31, 2019
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$42,669	78.4%	$203,321	93.3%
Freddie Mac	11,746	21.6%	14,499	6.7%
Ginnie Mae	7	0.0%	21	0.0%
Total Portfolio	$54,442	100.0%	$217,841	100.0%

	March 31, 2020	December 31, 2019
Weighted Average Pass-through Purchase Price	$108.92	$107.12
Weighted Average Structured Purchase Price	$5.38	$6.39
Weighted Average Pass-through Current Price	$109.75	$108.77
Weighted Average Structured Current Price	$3.46	$6.91
Effective Duration (1)	3.266	3.196

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.266 indicates that an interest rate increase of 1.0% would be expected to cause a 3.266% decrease in the value of the MBS in our investment portfolio at March 31, 2020.  An effective duration of 3.196 indicates that an interest rate increase of 1.0% would be expected to cause a 3.196% decrease in the value of the MBS in our investment portfolio at December 31, 2019. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the three months ended March 31, 2020 and 2019.

($ in thousands)
	Three Months Ended March 31,
	2020			2019
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$20,823	$110.83	2.64%	$-	$-	0.00%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of March 31, 2020, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$53,858	$1,694	$(2,103)	$(4,664)	3.15%	(3.90)%	(8.66)%
Interest-Only MBS	552	(76)	164	330	(13.69)%	29.65%	59.66%
Inverse Interest-Only MBS	32	2	(5)	(9)	7.67%	(14.61)%	(28.73)%
Total MBS Portfolio	$54,442	$1,620	$(1,944)	$(4,343)	2.98%	(3.57)%	(7.98)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Junior Subordinated Debt Hedges	$1,000	$(13)	$13	$25	(1.00)%	1.00%	2.01%
	$1,000	$(13)	$13	$25

Gross Totals		$1,607	$(1,931)	$(4,318)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of March 31, 2020, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with six of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of March 31, 2020, we had obligations outstanding under the repurchase agreements of approximately $52.4 million with a net weighted average borrowing cost of 1.26%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 3 to 44 days, with a weighted average maturity of 18 days.  Securing the repurchase agreement obligation as of March 31, 2020 are MBS with an estimated fair value, including accrued interest, of $54.6 million and a weighted average maturity of 334 months.  Through May 15, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at March 31, 2020 with maturities through July 24, 2020.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2020 and 2019.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
March 31, 2020	$52,357	$224,850	$131,156	$(78,799)	(60.08	)%(1)
December 31, 2019	209,954	239,243	182,215	27,739	15.22	%(2)
September 30, 2019	154,475	200,552	177,566	(23,091)	(13.00	)%(3)
June 30, 2019	200,656	200,776	199,901	755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%

(1)
The lower ending balance relative to the average balance during the quarter ended March 31, 2020 reflects the Company’s response to the COVID-19 pandemic. During the quarter ended March 31, 2020, the Company's investment in PT MBS decreased $162.4 million.

(2)
The higher ending balance relative to the average balance during the quarter ended December 31, 2019 reflects the reinvestment of the portfolio. During the quarter ended December 31, 2019, the Company's investment in PT MBS increased $54.7 million.

(3)
The lower ending balance relative to the average balance during the quarter ended September 31, 2019 reflects the decrease in the portfolio to fund the July 2019 Tender Offer. During the quarter ended September 31, 2019, the Company's investment in PT MBS decreased $47.5 million.

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

The COVID-19 pandemic has adversely affected our liquidity, assets under management and operating results.  As disclosed in detail elsewhere in this report, during March 2020, we significantly reduced our MBS assets to meet margin calls and repay debts.  This reduction in our investment portfolio will impact our ability to generate income in the future.  In addition, we are expecting reduced income from our management of the Orchid portfolio.  However, management believes that we currently have sufficient liquidity and capital resources available for at least one year from the date of issuance of this Form 10-Q for (a) the management of our existing MBS portfolio, (b) to service our management agreement to Orchid, (c) to make all scheduled payments on borrowings, (d) for the payment of overhead and operating expenses, and (e) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of March 31, 2020, we had cash and cash equivalents of $5.9 million.  We generated cash flows of $9.3 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $131.2 million during the three months ended March 31, 2020.  In addition, during the three months ended March 31, 2020, we received approximately $1.8 million in management fees and expense reimbursements as manager of Orchid and approximately $0.4 million in dividends from our investment in Orchid common stock.

In order to generate additional cash to be invested in our MBS portfolio, on October 30, 2019, we obtained a $680,000 loan secured by a mortgage on the Company’s office property.  The loan is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrues at 4.89%, through October 30, 2024. Thereafter, interest accrued based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of five years, plus 3.25%.  Net loan proceeds were approximately $651,000.  In addition. we are also seeking to sell real property that is not used in the Company’s business.  As of March 31, 2020, that property had a carrying value of $450,000.  When that property is sold, we intend to invest the net sale proceeds in our MBS portfolio.

On April 13, 2020, we received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  The PPP loans require certain certifications to be forgivable, in whole or in part, and the proceeds need to be used for payroll and other permitted purposes in accordance with the requirements of the PPP.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.

The table below summarizes the effect that certain future contractual obligations existing as of March 31, 2020 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$52,357	$-	$-	$-	$52,357
Interest expense on repurchase agreements(1)	92	-	-	-	92
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,167	2,236	2,239	11,978	17,620
Principal and interest on mortgage loan(1)	53	107	102	785	1,047
Totals	$53,669	$2,343	$2,341	$38,763	$97,116

(1)
Interest expense on repurchase agreements, junior subordinated notes and mortgage loan are based on current interest rates as of March 31, 2020 and the remaining term of liabilities existing at that date.

(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

Outlook

Orchid Island Capital Inc.

The COVID-19 pandemic discussed above impacted Orchid Island Capital as well.  Recently Orchid reported a decline in its shareholders equity to approximately $308 million as of March 31, 2020 from approximately $396 million at December 31, 2019. In the near term the management fees we receive from Orchid will be proportionately reduced. However, to the extent Orchid is able to increase its capital base over time, we will benefit via increased management fees.  In addition, Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement.  As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.  Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid. Orchid’s share price declined by approximately 49.6% during the quarter ended March 31, 2020.  The Company has acquired an additional 616,543 shares of Orchid since March 31, 2020 as the shares of Orchid were trading at a significant discount to Orchid’s reported book value as of March 31, 2020.

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

Interest Rates and the MBS Market

During the fourth quarter of 2019 a coronavirus emerged in China that was found to cause a potentially severe respiratory condition, which is known as COVID-19.  While initially confined to China, the readily contagious coronavirus quickly spread around the globe and ultimately became a global pandemic.  The effects of the pandemic really took hold in the U.S. in mid-March of 2020. The virus made its way to the United States, and as it spread businesses and all levels of government, federal, state and local, took steps to contain its spread. As the scope and magnitude of the steps that were needed to contain the virus came into focus, it was also clear the impact on the economy would be extremely severe.  Most non-essential businesses, either because they were forced to by government decree or they did so in order to conserve cash in the face of revenues plummeting towards zero, began to shut down and furlough all or most of their employees.  All economic activity outside of critical industries ground to a halt.  On May 8, 2020, the Bureau of Labor Statistics reported the economy lost 20,500,000 jobs in the month of April 2020. The number of jobs lost through the end of April 2020 in the U.S. exceeded the number of jobs added since the end of the 2008 financial crisis.  Examples of the magnitude of the contraction in economic activity are too many to mention and equal or exceed the contraction of the Great Depression of the last century.  All of this occurred in a matter of weeks. Individuals and businesses of all sizes began to hoard cash in anticipation of an extended period without compensation or revenue.  These steps resulted in financial markets seizing as parties were either unable to trade securities at all or did so with exceptionally high bid/ask spreads and poor liquidity.

The rush to raise cash and monetize financial assets led to wide-spread selling.  The resulting downward pressure on prices triggered margin call activity for levered investors.  As is typical, investors, faced with either margin calls in the case of levered investors and/or redemptions in the case of others, looked to sell the most liquid assets or those that were in a gain position (or smaller losses).  The Company, which invests exclusively in Agency MBS assets, was caught up in these events as the Agency MBS market was one of the first asset classes to experience wider-spread selling.  As the selling became pervasive and margin calls followed, the markets began to seize and the typical frictionless, deep liquidity that was the prior norm no longer existed.  The mortgage REIT sector was one of the sectors most severely impacted by the selling, and many REITs were unable to meet all margin calls, resulting in many entering into forbearance agreements with lenders and/or subject to repurchase agreement lenders selling assets to liquidate positions.  As the market became dysfunctional, the Fed intervened on Sunday, March 15th when it announced a $700 billion asset purchase program.  At the same time, the Fed lowered the range on the Fed Funds rate to 0.0% – 0.25%, after already lowering the range 50 basis points on March 3rd. The asset purchase program consisted of $500 billion of U.S. Treasury securities and $200 billion of Agency MBS.  By Friday, March 20th it was clear this would not be enough to settle the markets, so the Fed announced on the morning of Monday, March 23rd a program to purchase U.S. Treasury and Agency MBS in the amounts needed to support smooth market functioning. This program quickly settled the Agency MBS market and assets prices began to recover. Over the course of the next few weeks the Fed announced several additional steps to settle other markets and, ultimately, to provide direct financing to business entities (see below for additional disclosure under “Recent Regulatory Developments”).  Interest rates in the U.S. reached all-time low levels across the curve, with the 10-year U.S. Treasury closing at 0.543% on March 9, 2020 after trading above 1.80% in January while the 30-year U.S. Treasury bond closed at a yield below 1.00% for the first time ever, also on March 9th, closing at 0.997%.  Domestic and global stock markets quickly entered bear market territory – indicative of a 20% or greater decline – in the shortest period of time ever of only a few weeks.

The Federal government also acted to support the economy when the CARES Act was passed on March 27, 2020.  The CARES Act provided many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  Since the CARES Act was signed into law the federal government has continued to take steps to offset the impact of the pandemic on the economy and households.

At this time the economy remains entrenched in a steep contraction and, despite assertions by both the Fed and the Trump administration that they will do whatever it takes to stabilize the economy and markets, there is no assurance that they will be able to do enough.  There remains too much uncertainty at this point to predict when the economy will recover, or to what extent it will recover.  Further, it’s possible there may be future adverse consequences of the actions taken to date and in the future by the Fed and the federal government such as excessive inflation or unsustainable federal budget deficits.

The Agency MBS market performed very well on a relative basis during the first quarter of 2020 and in particular during the early weeks of the COVID-19 crisis.  The Agency MBS market total return for the quarter was 2.8% and -0.9% versus equivalent duration swaps and LIBOR (per data published by Bank of America Merrill Lynch/ICE Data Indices).  This return ranks third on a total return basis versus all other major fixed income sectors and major domestic equity index returns, trailing only U.S. Treasuries and Agency CMBS.  In fact, these three sectors were the only three to post positive returns for the quarter.  On an excess return versus equivalent duration swaps and LIBOR, Agency MBS ranked second behind only U.S. Treasuries.

With interest rates declining to all-time low levels, prepayment activity accelerated and is expected to continue to remain high.  What remains to be seen is the impact of the severe economic contraction and restrictions on activity of all types across the country on the ability of borrowers to refinance their mortgage or remain current on their monthly payments. The CARES Act is expected to lead to many borrowers seeking forbearance on their mortgages for periods of up to 6 months, and with the consent of the GSEs for up to 12 months.  On April 21, 2020 the FHFA released guidance on the servicing of loans collateralizing Agency MBS securities that ensures the market that loans entering into forbearance will remain in their respective pools for at least the duration of the forbearance period and that scheduled principal and interest will continue to be remitted through this period, either by the servicer or the respective GSEs.

The spread of the current-coupon 30-year mortgage to the 10-year U.S. Treasury reached 157.47 bps on March 19, 2020, the highest spread since the financial crisis.  Within the Agency MBS sector returns were generally correlated with the duration of the various coupons and maturities as lower coupon securities generated higher returns on an absolute basis, but lower returns versus equivalent duration U.S. Treasuries or swaps/LIBOR.  Specified pools were severely impacted by the forced selling that occurred as investors de-leveraged or sold assets to meet redemptions.  Premiums of such securities declined materially, if not entirely, beginning in mid-March, although they have since recovered to levels approaching 90% of the levels observed in early March, before the crisis in the fixed income markets began to unfold in mid-March.

Recent Legislative and Regulatory Developments

The Fed has been conducting large scale overnight repo operations since late 2019 to address disruptions in the U.S. Treasury, Agency debt and Agency MBS financing markets. These operations have been increased substantially due to the funding disruptions resulting from the economic crisis and market dislocations resulting from the COVID-19 pandemic.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On Sunday, March 15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency MBS markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%, after having already lowered the Fed Funds rate by 50 bps on March 3, 2020.

The markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis resulting from the actions to contain and minimize the impacts of the COVID-19 pandemic. Many of these markets experienced severe dislocations during the week following March 15, 2020, which resulted in forced selling of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on the morning of Monday, March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the amounts needed to support smooth market functioning. Since that date, the Fed and the FHFA have taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The FHFA has instructed the GSEs on how they will handle servicer advances for loans that back Agency MBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise.

Congress and President Trump have adopted several pieces of legislation in response to the public health and economic impacts resulting from the COVID 19 pandemic. The first two pieces of legislation provided, among other things, emergency funding to develop a vaccine for COVID 19, medical supplies, grants for public health agencies, small business loans, assistance for health systems in other countries, expanded coronavirus testing, paid leave, enhanced unemployment insurance, expanded food security initiatives and increased federal Medicaid funding.

The CARES Act was passed by Congress and signed into law by President Trump on March 27, 2020.  The CARES Act provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), provided funding to hospitals and health providers, provided loans and investments to businesses, states and municipalities and provided grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform.  At this time, however, no decisions have been made on any additional steps to be taken as part of the GSE reform plan. Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.

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

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic and the upcoming presidential and Congressional elections in the United States. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets.

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

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments the Company uses to hedge our Agency MBS assets, such as interest rate futures, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency MBS.

As described above, the Agency MBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency MBS market. If the Fed modifies, reduces or suspends its purchases of Agency MBS, our investment portfolio could be negatively impacted. The guidance issued by the FHFA on April 21, 2020 on the servicing of loans collateralizing Agency MBS securities, as described above, should help ensure that loans entering into forbearance will remain in their respective pools for at least the duration of the forbearance period and that scheduled principal and interest will continue to be remitted through this period, either by the servicer or the respective GSEs. This should limit prepayments during the forbearance period that could have resulted otherwise. If the GSEs do not handle servicer advances for loans entering into forbearance in this way, or if the GSEs modify their guidance, prepayment activity may increase, which may negatively impact the value of our Agency MBS.

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

Effects on our borrowing costs

We leverage our PT MBS portfolio and a portion of our structured Agency MBS with principal balances through the use of short-term repurchase agreement transactions. The interest rates on our debt are determined by the short-term interest rate markets. An increase in the Fed Funds rate or LIBOR would increase our borrowing costs, which could affect our interest rate spread if there is no corresponding increase in the interest we earn on our assets. This would be most prevalent with respect to our Agency MBS backed by fixed rate mortgage loans because the interest rate on a fixed-rate mortgage loan does not change even though market rates may change.

In order to protect our net interest margin against increases in short-term interest rates, we may enter into interest rate swaps, which economically convert our floating-rate repurchase agreement debt to fixed-rate debt, or utilize other hedging instruments such as Eurodollar, Fed Funds and T-Note futures contracts or interest rate swaptions.

Summary

The trajectory of the global and domestic economy changed dramatically during the late stages of the first quarter of 2020.  The global pandemic caused by the coronavirus spread quickly and forced businesses and governments to take steps that nearly shut the economy down outside of the most essential services. The initial impact was felt in the financial markets, starting with the equity market which entered bear market conditions in the shortest period ever (measured as the time the market needed to reach a 20% decline).  Interest rates followed as yields across the curve reached record low levels and the Fed lowered the target range for the Fed Funds rate to 0.00-0.25%.  As it became clear economic activity was on the verge of collapse, businesses and investors moved to raise cash as quickly as possible. The resulting selling of financial assets led to de-leveraging by levered investors as margin calls driven by price declines became numerous.  The most liquid markets or assets in a gain position were the first to be sold.  The Agency MBS market, the sole market the Company invests in, was one such market that witnessed the first wave of selling (in addition to U.S. Treasuries).  The Company sold assets to meet margin calls and retain adequate liquidity levels.  The mortgage REIT sector was one of the sectors most severely impacted by the selling and many REITs were unable to meet all margin calls, resulting in many entering into forbearance agreements with lenders and/or subject to repurchase agreement lenders selling assets to liquidate positions.  Given the importance of the mortgage market to the U.S. economy, particularly the Agency MBS market, the breakdown of the market prompted the Fed to intervene by, among other things, purchasing more U.S. Treasuries and Agency MBS in an effort to stabilize the market.  While the Fed’s initial steps proved inadequate, eventually, on March 23, 2020, the Fed announced an essentially unlimited asset purchase program for U.S. Treasuries and Agency MBS.  The Fed went on to introduce many other facilities to support additional markets over the following days and weeks.  However, the action on March 23rd stabilized the Agency MBS market and asset prices quickly began to recover.  The Company, which does not invest outside of the Agency MBS market, was able to withstand the disruption to its sole market, although it did realize substantial losses on the assets sold and book value was reduced by approximately 56%. At this time, the Company has stabilized and expects to be able to grow its MBS portfolio or holdings of Orchid shares going forward.

The Agency MBS market performed very well on a relative basis during the first quarter of 2020 and in particular, during the early weeks of the COVID-19 crisis.  The Agency MBS market total return for the quarter was 2.8% and -0.9% versus equivalent duration swaps and LIBOR (per data published by Bank of America Merrill Lynch/ICE Data Indices).  This return ranks third on a total return basis versus all other major fixed income sectors and major domestic equity index returns, trailing only U.S. Treasuries and Agency CMBS.  In fact, these three sectors where the only three to post positive returns for the quarter.  On an excess return versus equivalent duration swaps and LIBOR, Agency MBS ranked second behind only U.S. Treasuries.

With respect to the outlook for the economy and financial markets, the economy remains entrenched in a steep contraction and, despite assertions by both the Fed and the Trump administration that they will do whatever it takes to stabilize the economy and markets, there is no assurance that they will be able to do enough.  As of the date of this report, the only funding acquired by the Company under the CARES Act or other legislation adopted by Congress has been a $152,000 low interest loan made under the Paycheck Protection Program (“PPP”) of the CARES Act. There remains too much uncertainty at this point to predict when the economy will recover, or to what extent it will recover.  Further, it’s possible there may be future adverse consequences of the actions taken to date and in the immediate future by the Fed and the federal government such as excessive inflation or unsustainable federal budget deficits.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  GAAP requires our management to make some complex and subjective decisions and assessments.  Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses, and these decisions and assessments can change significantly each reporting period. There have been no changes to the processes used to determine our critical accounting estimates as discussed in our annual report on Form 10-K for the year ended December 31, 2019.

Capital Expenditures

At March 31, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements.

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

Changes in Internal Controls over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of March 31, 2020 related to the Citigroup demand.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A.  RISK FACTORS.

The following risk factors should be read in conjunction with the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020.

 The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The novel coronavirus (“COVID-19”) pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, closing non-essential businesses, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

In light of the deteriorating economic environment related to the COVID-19 outbreak, the Agency MBS market may experience significant volatility, illiquidity and dislocations in the future, which may adversely affect our results of operations and financial condition.

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly in light of ongoing market dislocations resulting from the COVID-19 pandemic.

Our ability to fund our operations, meet financial obligations and finance asset acquisitions is dependent upon our ability to secure and maintain our repurchase agreements with our counterparties. Because repurchase agreements are short-term commitments of capital, lenders may respond to market conditions in ways that make it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have imposed and may continue to impose more onerous terms when rolling such financings. If we are not able to renew our existing repurchase agreements or arrange for new financing on terms acceptable to us, or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the economy and continued functioning of the financial markets. We cannot assure you that these programs will be effective, sufficient or will otherwise have a positive impact on our business.

During the first quarter of 2020, the Fed announced its commitment to purchase unlimited amounts of U.S. Treasuries and Agency MBS and reduced short-term interest rates. The Federal Reserve also announced programs to support other asset classes during the first quarter. In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. The GSEs also issued guidance on how they will handle servicer advances for loans that back Agency MBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. The results of these measures are likely to suppress refinancing activity during the forbearance period, but potentially increase refinancing activity once the forbearance period ends as delinquent loans are repurchased by the GSEs. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets or prepayments on Agency MBS. To the extent the financial or mortgage markets do not respond favorably to any of these actions, such actions do not function as intended, or prepayments increase materially as a result of these actions, our business, results of operations and financial condition may continue to be materially adversely affected.

Measures intended to prevent the spread of COVID-19 may disrupt our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of our employees are currently working remotely. If our employees are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

An adverse outcome in threatened litigation could have a material adverse effect on our business, financial condition and results of operations.

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demand is without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of March 31, 2020 related to the demand.  However, if Citigroup files a lawsuit to pursue its demand, an adverse outcome could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The maximum remaining number of shares that may be repurchased under this authorization is 429,596 shares. The authorization expires on November 15, 2020. The Company did not repurchase any of its common stock during the three months ended March 31, 2020.

The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2020.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: May 15, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: May 15, 2020	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)