Form 10-Q
period 2020-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2020-08-14
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	August 14, 2020	11,608,555
Class B Common Stock, $0.001 par value	August 14, 2020	31,938
Class C Common Stock, $0.001 par value	August 14, 2020	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$52,784,236	$217,793,209
Unpledged	33,281	47,744
Total mortgage-backed securities	52,817,517	217,840,953
Cash and cash equivalents	4,669,314	8,070,067
Restricted cash	1,005,680	4,315,050
Orchid Island Capital, Inc. common stock, at fair value	11,753,131	8,892,211
Accrued interest receivable	194,229	750,875
Property and equipment, net	2,128,064	2,162,975
Real property held for sale	450,000	450,000
Deferred tax assets	24,601,800	33,288,536
Other assets	3,686,271	3,718,281
Total Assets	$101,306,006	$279,488,948

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$51,617,000	$209,954,000
Long-term debt	27,623,161	27,481,121
Accrued interest payable	69,864	645,302
Other liabilities	883,812	1,431,534
Total Liabilities	80,193,837	239,511,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 11,608,555 shares issued and outstanding as of June 30, 2020 and 11,608,555 shares issued
and outstanding as of December 31, 2019	11,609	11,609
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2020 and December 31, 2019	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of June 30, 2020 and December 31, 2019	32	32
Additional paid-in capital	332,642,758	332,642,758
Accumulated deficit	(311,542,262)	(292,677,440)
Stockholders’ Equity	21,112,169	39,976,991
Total Liabilities and Stockholders' Equity	$101,306,006	$279,488,948
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Advisory services	$3,339,680	$3,261,116	$1,615,083	$1,653,796
Interest income	2,563,281	4,324,093	523,287	2,133,677
Dividend income from Orchid Island Capital, Inc. common stock	753,518	729,617	388,709	364,809
Total revenues	6,656,479	8,314,826	2,527,079	4,152,282
Interest expense
Repurchase agreements	(987,417)	(2,652,893)	(59,601)	(1,340,029)
Long-term debt	(631,958)	(806,147)	(282,457)	(399,592)
Net revenues	5,037,104	4,855,786	2,185,021	2,412,661

Other income (expense):
Unrealized gains on mortgage-backed securities	27,855	5,276,251	602,136	2,224,016
Realized losses on mortgage-backed securities	(5,804,656)	-	-	-
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock	(754,792)	(45,601)	3,653,312	(334,408)
Losses on derivative instruments	(5,292,421)	(5,621,756)	(1,690)	(3,364,345)
Gains on retained interests in securitizations	-	275,115	-	-
Other income	642	494	318	248
Total other (expense) income	(11,823,372)	(115,497)	4,254,076	(1,474,489)

Expenses:
Compensation and related benefits	2,146,667	2,087,625	1,046,623	1,016,844
Directors' fees and liability insurance	345,693	321,308	181,112	160,666
Audit, legal and other professional fees	346,641	284,027	187,348	145,395
Administrative and other expenses	552,045	526,029	270,005	275,058
Total expenses	3,391,046	3,218,989	1,685,088	1,597,963

Net (loss) income before income tax provision (benefit)	(10,177,314)	1,521,300	4,754,009	(659,791)
Income tax provision (benefit)	8,687,508	404,419	1,285,884	(158,069)

Net (loss) income	$(18,864,822)	$1,116,881	$3,468,125	$(501,722)

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(1.62)	$0.09	$0.30	$(0.04)
CLASS B COMMON STOCK
Basic and Diluted	$(1.62)	$0.09	$0.30	$(0.04)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	11,608,555	12,708,587	11,608,555	12,708,555
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2020 and 2019

		Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2019	12,773,145	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	-	1,618,603	1,618,603
Class A common shares repurchased and retired	(714)	-	(1,542)	-	(1,542)
Balances, March 31, 2019	12,772,431	$12,773	$334,917,723	$(304,358,814)	$30,571,682
Net loss	-	-	-	(501,722)	(501,722)
Balances, June 30, 2019	12,772,431	$12,773	$334,917,723	$(304,860,536)	$30,069,960

Balances, January 1, 2020	11,672,431	$11,673	$332,642,758	$(292,677,440)	$39,976,991
Net loss	-	-	-	(22,332,947)	(22,332,947)
Balances, March 31, 2020	11,672,431	$11,673	$332,642,758	$(315,010,387)	$17,644,044
Net income	-	-	-	3,468,125	3,468,125
Balances, June 30, 2020	11,672,431	$11,673	$332,642,758	$(311,542,262)	$21,112,169
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,864,822)	$1,116,881
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	34,911	36,716
Deferred income tax provision	8,686,736	599,030
Losses (gains) on mortgage-backed securities, net	5,776,801	(5,276,251)
Gains on retained interests in securitizations	-	(275,115)
Unrealized losses on Orchid Island Capital, Inc. common stock	754,792	45,601
Realized and unrealized losses on forward settling TBA securities	1,441,406	1,801,321
Changes in operating assets and liabilities:
Accrued interest receivable	556,646	30,342
Other assets	32,010	(28,261)
Accrued interest payable	(575,438)	140,223
Other liabilities	(489,128)	(395,183)
NET CASH USED IN OPERATING ACTIVITIES	(2,646,086)	(2,204,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(20,823,373)	(3,285,372)
Sales	171,155,249	-
Principal repayments	8,914,759	9,815,353
Proceeds from termination of retained interests	-	275,115
Net settlement of forward settling TBA contracts	(1,500,000)	(2,559,863)
Purchases of Orchid Island Capital, Inc. common stock	(3,615,712)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	154,130,923	4,245,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	430,466,397	574,564,000
Principal repayments on repurchase agreements	(588,903,397)	(574,304,000)
Net proceeds on long-term debt	142,040	-
Class A common shares repurchased and retired	-	(1,542)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(158,194,960)	258,458

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,710,123)	2,298,995
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	12,385,117	6,240,488
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$5,674,994	$8,539,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$2,194,813	$3,318,817
Income taxes	$13,465	$(46,700)
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company operates in two business segments through its principal wholly-owned operating subsidiary, Royal Palm Capital LLC, which includes its wholly-owned subsidiary, Bimini Advisors Holdings, LLC.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

COVID-19 Impact

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions. In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values and closed several hedge positions. The Agency MBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of June 30, 2020, we had timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through June 30, 2020.

•
We sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million. Substantially all of the realized losses were a direct result of the adverse MBS market conditions associated with COVID-19. We had no additional sales of MBS during the three months ended June 30, 2020.

•	Our MBS portfolio had a fair market value of approximately $52.8 million as of June 30, 2020, compared to $217.8 million as of December 31, 2019 and $54.4 million at March 31, 2020.
•
Our outstanding balances under our repurchase agreement borrowings as of June 30, 2020 were approximately $51.6 million, compared to $210.0 million as of December 31, 2019 and $52.4 million as of March 31, 2020.

•
We recorded an additional valuation allowance against our deferred tax assets of approximately $11.2 million during the three months ended March 31, 2020. We did not record any additional valuation allowance during the three months ended June 30, 2020.

•	Our stockholders’ equity was $21.1 million as of June 30, 2020, compared to $40.0 million as of December 31, 2019 and $17.6 million as of March 31, 2020.

In response to the Shelter in Place order issued in Florida, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which has provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. On April 13, 2020, the Company received $152,000 through the Paycheck Protection Program of the CARES Act in the form of a low interest rate loan.  The application for these funds requires the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further requires the Company to take into account our current business activity and our ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on our future adherence to the forgiveness criteria.

The CARES Act also makes technical corrections to, or modifies on a temporary basis, certain provisions of the U.S. Income Tax Code. Significant income tax impacts of the CARES Act include the ability to carry back an NOL for 5 years and an increase in the interest expense disallowance limitations from 30% to 50% of adjusted taxable income.  The Company has assessed the potential impact of the CARES Act on the Company’s 2019 income tax return to be filed later in 2020, as well as the 2020 tax provision. Those changes did not significantly impact the consolidated financial statements.

The Company has evaluated the other provisions of the CARES Act and does not believe it will have a material effect on the Company’s business, results of operations and financial condition. The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency RMBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. During the forbearance period the Company will continue to receive scheduled principal and interest each month on its Agency RMBS securities. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares and derivatives, determining the amounts of asset valuation allowances, the impairment for the real property held for sale, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact that COVID-19 will have on the global economy generally, and on our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company’s cash, cash equivalents and restricted cash as of June 30, 2020 and December 31, 2019.

(in thousands)
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$4,669,314	$8,070,067
Restricted cash	1,005,680	4,315,050
Total cash, cash equivalents and restricted cash	$5,674,994	$12,385,117

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2020 and December 31, 2019, due to the short-term nature of these financial instruments.

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

Recent Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements as its financial assets were already measured at fair value through earnings.

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from the London Interbank Offered Rate (“LIBOR,”), and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Management fee	$2,645	$2,611	$1,268	$1,327
Allocated overhead	695	650	347	327
Total	$3,340	$3,261	$1,615	$1,654

At June 30, 2020 and December 31, 2019, the net amount due from Orchid was approximately $0.6 million and $0.6 million, respectively. These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of June 30, 2020 and December 31, 2019:

(in thousands)
	June 30, 2020	December 31, 2019
Fixed-rate MBS	$52,345	$216,231
Interest-Only MBS	442	1,024
Inverse Interest-Only MBS	31	586
Total	$52,818	$217,841

NOTE 4.   REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of June 30, 2020, the Company had met all margin call requirements.

As of June 30, 2020 and December 31, 2019, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
June 30, 2020
Fair value of securities pledged, including accrued
interest receivable	$-	$41,868	$-	$11,108	$52,976
Repurchase agreement liabilities associated with
these securities	$-	$40,972	$-	$10,645	$51,617
Net weighted average borrowing rate	-	0.27%	-	0.30%	0.28%
December 31, 2019
Fair value of securities pledged, including accrued
interest receivable	$-	$137,992	$80,550	$-	$218,542
Repurchase agreement liabilities associated with
these securities	$-	$132,573	$77,381	$-	$209,954
Net weighted average borrowing rate	-	2.02%	1.92%	-	1.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $1.0 million and $3.8 million as of June 30, 2020 and December 31, 2019, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At June 30, 2020 and December 31, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $2.3 million and $11.8 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at June 30, 2020 and December 31, 2019.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Liabilities, at Fair Value

The table below summarizes fair value information about our derivative liabilities as of June 30, 2020 and December 31, 2019.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	June 30, 2020	December 31, 2019
Liabilities
TBA Securities	Other liabilities	$-	$59
Total derivative liabilities, at fair value		$-	$59

Margin Balances Posted To (From) Counterparties
Futures contracts	Restricted cash	$2	$537
Total margin balances on derivative contracts		$2	$537

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at June 30, 2020 and December 31, 2019.

($ in thousands)
As of June 30, 2020
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2021	$1,000	1.02%	0.19%	$(8)
Total / Weighted Average	$1,000	1.02%	0.19%	$(8)

($ in thousands)
As of December 31, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$120,000	2.90%	1.67%	$(1,480)
2021	80,000	2.80%	1.57%	(984)
Total / Weighted Average	$102,500	2.86%	1.63%	$(2,464)
Treasury Note Futures Contracts
March 2020- 5-year T-Note futures(2)
(Mar 2020 - Mar 2025 Hedge Period)	$20,000	1.96%	2.06%	$88

($ in thousands)
As of December 31, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$19,500	1.92%	1.68%	$(46)
Total / Weighted Average	$19,500	1.92%	1.68%	$(46)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $118.61 at December 31, 2019. The notional contract values of the short positions were $23.7 million.

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019. There were no outstanding TBA securities at June 30, 2020.

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

Losses on Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,328)	$(2,831)	$-	$(1,860)
Junior subordinated debt funding hedges	(517)	(409)	(2)	(189)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(1,006)	(581)	-	(581)
Net TBA securities	(1,441)	(1,801)	-	(734)
Losses on derivative instruments	$(5,292)	$(5,622)	$(2)	$(3,364)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of June 30, 2020 and December 31, 2019.

($ in thousands)
	June 30, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$52,345	$-	$52,345	$216,231	$-	$216,231
Structured MBS - at fair value	439	-	439	1,562	-	1,562
Accrued interest on pledged securities	192	-	192	749	-	749
Restricted cash	1,004	2	1,006	3,778	537	4,315
Total	$53,980	$2	$53,982	$222,320	$537	$222,857

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements and derivative agreements as of June 30, 2020 and December 31, 2019. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	June 30, 2020	December 31, 2019
Repurchase agreements	$204	$-
Total	$204	$-

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of June 30, 2020 and December 31, 2019.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
June 30, 2020
Repurchase Agreements	$51,617	$-	$51,617	$(50,613)	$(1,004)	$-
	$51,617	$-	$51,617	$(50,613)	$(1,004)	$-
December 31, 2019
Repurchase Agreements	$209,954	$-	$209,954	$(206,176)	$(3,778)	$-
TBA securities	59	-	59	-	-	59
	$210,013	$-	$210,013	$(206,176)	$(3,778)	$59

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

NOTE 8.  LONG-TERM DEBT

Long-term debt at June 30, 2020 and December 31, 2019 is summarized as follows:

(in thousands)
	June 30, 2020	December 31, 2019
Junior subordinated debt	$26,804	$26,804
Note payable	667	677
Paycheck Protection Plan ("PPP") loan	152	-
Total	$27,623	$27,481

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

As of June 30, 2020 and December 31, 2019, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of June 30, 2020, the interest rate was 3.81%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  As discussed in Note 1, PPP loans may be forgiven, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP and if certain other requirements are met.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The Company believes that all of the proceeds were used for eligible purposes and the outstanding principal and accrued interest will ultimately be forgiven.

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last six months of 2020	$10
2021	22
2022	175
2023	24
2024	25
After 2024	27,367
Total	$27,623

NOTE 9.  COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the six months ended June 30, 2020 and 2019.

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

From the inception of the Repurchase Plan through June 30, 2020, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share. There were no shares repurchased during the six months ended June 30, 2020.

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

Performance Units

The Compensation Committee of the Board of Directors of Bimini Capital (the "Committee") has issued, and may in the future issue additional, Performance Units under the 2011 Plan to certain officers and employees.  “Performance Units” represent the participant’s right to receive an amount, based on the value of a specified number of shares of common stock, if the terms and conditions prescribed by the Committee are satisfied.  The Committee will determine the requirements that must be satisfied before Performance Units are earned, including but not limited to any applicable performance period and performance goals.  Performance goals may relate to the Company’s financial performance or the participant’s performance or such other criteria determined by the Committee, including goals stated with reference to the performance measures discussed below.  If Performance Units are earned, they will be settled in cash, shares of common stock or a combination thereof.  There were no performance units issued or outstanding during the six months ended June 30, 2020 and 2019.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business.

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of June 30, 2020 related to the Citigroup demand.

Management is not aware of any other significant reported or unreported contingencies at June 30, 2020.

NOTE 12.  INCOME TAXES

The total income tax provision recorded for the six and three months ended June 30, 2020 was $8.7 million and $1.3 million, respectively, on consolidated pre-tax book (loss) income of $(10.2) million and $4.8 million in the six and three months ended June 30, 2020, respectively. The total income tax provision (benefit) recorded for the six and three months ended June 30, 2019 was $0.4 million and $(0.2) million, respectively, on consolidated pre-tax book income (loss) of $1.5 million and $(0.7) million in the six and three months ended June 30, 2019, respectively.

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

As a result of adverse economic impacts of COVID-19 on its business, the Company performed an assessment of the need for additional valuation allowances against existing deferred tax assets as of March 31, 2020. Following the more-likely-than-not standard that benefits will not be realized in the future, the Company determined an additional valuation allowance of approximately $11.2 million was necessary for the net operating loss carryforwards and capital loss carryforwards during the three months ended March 31, 2020. With the rapidly evolving and changing landscape caused by the pandemic, the Company will continue to closely monitor the impacts of COVID-19 on the Company’s ability to realize its deferred tax assets, and it may increase valuation allowances in the future as new information becomes available.

NOTE 13.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2020 and 2019.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at June 30, 2020 and 2019.

The table below reconciles the numerator and denominator of EPS for the six and three months ended June 30, 2020 and 2019.

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(18,813)	$1,114	$3,458	$(501)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,609	12,709	11,609	12,709
Weighted average shares-basic and diluted	11,609	12,709	11,609	12,709
(Loss) income per Class A common share:
Basic and diluted	$(1.62)	$0.09	$0.30	$(0.04)

(in thousands, except per-share information)
	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(52)	$3	$10	$(1)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(1.62)	$0.09	$0.30	$(0.04)

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the six and three months ended June 30, 2020 and 2019. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both June 30, 2020 and December 31, 2019.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Mortgage-backed securities	$52,818	$-	$52,818	$-
Orchid Island Capital, Inc. common stock	11,753	11,753	-	-
December 31, 2019
Mortgage-backed securities	$217,841	$-	$217,841	$-
Orchid Island Capital, Inc. common stock	8,892	8,892	-	-
TBA securities	(59)	-	(59)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and 2019:

(in thousands)
	Retained Interests in Securitizations
	Six Months Ended June 30,
	2020	2019
Balances, January 1	$-	$-
Gain included in earnings	-	275
Collections	-	(275)
Balances, June 30	$-	$-

During the six months ended June 30, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 15.   SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the six months ended June 30, 2020 and 2019, were approximately $3.4 million and $3.3 million, respectively, accounting for approximately 50% and 39% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the six months ended June 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$3,340	$-	$-	$-	$3,340
Advisory services, other operating segments(1)	84	-	-	(84)	-
Interest and dividend income	-	3,317	-	-	3,317
Interest expense	-	(988)	(632)(2)	-	(1,620)
Net revenues	3,424	2,329	(632)	(84)	5,037
Other	-	(11,307)	(516)(3)	-	(11,823)
Operating expenses(4)	(1,690)	(1,701)	-	-	(3,391)
Intercompany expenses(1)	-	(84)	-	84	-
Income (loss) before income taxes	$1,734	$(10,763)	$(1,148)	$-	$(10,177)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$3,261	$-	$-	$-	$3,261
Advisory services, other operating segments(1)	137	-	-	(137)	-
Interest and dividend income	-	5,053	1	-	5,054
Interest expense	-	(2,653)	(806)(2)	-	(3,459)
Net revenues	3,398	2,400	(805)	(137)	4,856
Other	-	18	(134)(3)	-	(116)
Operating expenses(4)	(1,272)	(1,947)	-	-	(3,219)
Intercompany expenses(1)	-	(137)	-	137	-
Income (loss) before income taxes	$2,126	$334	$(939)	$-	$1,521

Segment information for the three months ended June 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$1,615	$-	$-	$-	$1,615
Advisory services, other operating segments(1)	26	-	-	(26)	-
Interest and dividend income	-	912	-	-	912
Interest expense	-	(60)	(282)(2)	-	(342)
Net revenues	1,641	852	(282)	(26)	2,185
Other	-	4,256	(2)(3)	-	4,254
Operating expenses(4)	(1,067)	(618)	-	-	(1,685)
Intercompany expenses(1)	-	(26)	-	26	-
Income (loss) before income taxes	$574	$4,464	$(284)	$-	$4,754

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$1,654	$-	$-	$-	$1,654
Advisory services, other operating segments(1)	69	-	-	(69)	-
Interest and dividend income	-	2,498	-	-	2,498
Interest expense	-	(1,340)	(400)(2)	-	(1,740)
Net revenues	1,723	1,158	(400)	(69)	2,412
Other	-	(1,286)	(188)(3)	-	(1,474)
Operating expenses(4)	(642)	(956)	-	-	(1,598)
Intercompany expenses(1)	-	(69)	-	69	-
Income (loss) before income taxes	$1,081	$(1,153)	$(588)	$-	$(660)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of June 30, 2020 and December 31, 2019 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2020	$1,500	$84,913	14,893	$101,306
December 31, 2019	1,457	263,223	14,809	279,489

NOTE 16. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At June 30, 2020 and December 31, 2019, the Company owned 2,495,357 and 1,520,036 shares of Orchid common stock, respectively, representing approximately 3.8% and 2.4% of Orchid’s outstanding common stock on such dates.  The Company received dividends on this common stock investment of approximately $0.8 million and $0.4 million during the six and three months ended June 30, 2020, respectively, and $0.7 million and $0.4 million during the six and three months ended June 30, 2019, respectively.

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

Impact of the COVID-19 Pandemic

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions.  In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values and closed several of our hedge positions. The Agency MBS market largely stabilized after the Federal Reserve (the “Fed”) announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of June 30, 2020, we had timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through June 30, 2020.

•
We sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million. Substantially all of the realized losses were a direct result of the adverse MBS market conditions associated with COVID-19. We had no additional sales of MBS during the three months ended June 30, 2020.

•	Our MBS portfolio had a fair market value of approximately $52.8 million as of June 30, 2020, compared to $217.8 million as of December 31, 2019 and $54.4 million at March 31, 2020.
•
Our outstanding balances under our repurchase agreement borrowings as of June 30, 2020 were approximately $51.6 million, compared to $210.0 million as of December 31, 2019 and $52.4 million as of March 31, 2020.

•
We recorded an additional valuation allowance against our deferred tax assets of approximately $11.2 million during the three months ended March 31, 2020. We did not record any additional valuation allowance during the three months ended June 30, 2020.

•	Our stockholders’ equity was $21.1 million as of June 30, 2020, compared to $40.0 million as of December 31, 2019 and $17.6 million as of March 31, 2020.

Largely as a result of actions taken by the Federal Reserve (the “Fed”) in late March, Agency MBS valuations have increased and the market for these assets has stabilized.

In response to the Shelter in Place order issued in Florida, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

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

Through June 30, 2020, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

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
•
actions taken by the U.S. government, including the presidential administration, the Fed, the Federal Open Market Committee (the “FOMC”), the Federal Housing Finance Agency (the “FHFA”) and the U.S. Treasury;

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

Results of Operations

Described below are the Company’s results of operations for the six and three months ended June 30, 2020, as compared to the six and three months ended June 30, 2019.

Net (Loss) Income Summary

Consolidated net loss for the six months ended June 30, 2020 was $18.9 million, or $1.62 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $1.1 million, or $0.09 basic and diluted income per share of Class A Common Stock, for the six months ended June 30, 2019.

Consolidated net income for the three months ended June 30, 2020 was $3.5 million, or $0.30 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.5 million, or $0.04 basic and diluted loss per share of Class A Common Stock, for the three months ended June 30, 2019.

The components of net (loss) income for the six and three months ended June 30, 2020 and 2019, along with the changes in those components are presented in the table below:

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Advisory services revenues	$3,340	$3,261	$79	$1,615	$1,654	$(39)
Interest and dividend income	3,317	5,054	(1,737)	912	2,498	(1,586)
Interest expense	(1,620)	(3,459)	1,839	(342)	(1,740)	1,398
Net revenues	5,037	4,856	181	2,185	2,412	(227)
Other (expense) income	(11,823)	(116)	(11,707)	4,254	(1,474)	5,728
Expenses	(3,391)	(3,219)	(172)	(1,685)	(1,598)	(87)
Net (loss) income before income tax provision (benefit)	(10,177)	1,521	(11,698)	4,754	(660)	5,414
Income tax provision (benefit)	8,688	404	8,284	1,286	(158)	1,444
Net (loss) income	$(18,865)	$1,117	$(19,982)	$3,468	$(502)	$3,970

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

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Three Months Ended	(GAAP)	Loss	Contracts
June 30, 2020	$(2)	$-	$(2)
March 31, 2020	(5,291)	(1,441)	(3,850)
December 31, 2019	287	(192)	479
September 30, 2019	(483)	(204)	(279)
June 30, 2019	(3,364)	(734)	(2,630)
March 31, 2019	(2,258)	(1,067)	(1,191)

(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Six Months Ended	(GAAP)	Loss	Contracts
June 30, 2020	$(5,292)	$(1,441)	$(3,851)
June 30, 2019	(5,622)	(1,801)	(3,821)

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Repurchase	Long-Term		Repurchase	Long-Term		Statement of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
June 30, 2020	$(456)	$(40)	$(496)	$456	$38	$494	$(2)
March 31, 2020	(456)	(40)	(496)	(2,879)	(475)	(3,354)	(3,850)
December 31, 2019	510	56	566	(50)	(37)	(87)	479
September 30, 2019	(124)	61	(63)	(155)	(61)	(216)	(279)
June 30, 2019	(226)	43	(183)	(2,215)	(232)	(2,447)	(2,630)
March 31, 2019	5	65	70	(976)	(285)	(1,261)	(1,191)

(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Current Period (Non-GAAP)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated		Statement of
Six Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
June 30, 2020	$(912)	$(80)	$(992)	$(2,422)	$(437)	$(2,859)	$(3,851)
June 30, 2019	(221)	108	(113)	(3,191)	(517)	(3,708)	$(3,821)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2020	$523	$60	$(456)	$516	$463	$7
March 31, 2020	2,040	928	(456)	1,384	1,112	656
December 31, 2019	1,899	948	510	438	951	1,461
September 30, 2019	1,646	1,002	(124)	1,126	644	520
June 30, 2019	2,134	1,340	(226)	1,566	794	568
March 31, 2019	2,190	1,313	5	1,308	877	882

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
June 30, 2020	$2,563	$988	$(912)	$1,900	$1,575	$663
June 30, 2019	4,324	2,653	(221)	2,874	1,671	1,450

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2020	$463	$7	$282	$(40)	$322	$181	$(315)
March 31, 2020	1,112	656	350	(40)	390	762	266
December 31, 2019	951	1,461	376	56	320	575	1,141
September 30, 2019	644	520	390	61	329	254	191
June 30, 2019	794	568	400	43	357	394	211
March 31, 2019	877	882	406	65	341	471	541

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
June 30, 2020	$1,575	$663	$632	$(80)	$712	$943	$(49)
June 30, 2019	1,671	1,450	806	108	698	865	752

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the six months ended June 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$3,340	$-	$-	$-	$3,340
Advisory services, other operating segments(1)	84	-	-	(84)	-
Interest and dividend income	-	3,317	-	-	3,317
Interest expense	-	(988)	(632)(2)	-	(1,620)
Net revenues	3,424	2,329	(632)	(84)	5,037
Other	-	(11,307)	(516)(3)	-	(11,823)
Operating expenses(4)	(1,690)	(1,701)	-	-	(3,391)
Intercompany expenses(1)	-	(84)	-	84	-
Income (loss) before income taxes	$1,734	$(10,763)	$(1,148)	$-	$(10,177)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$3,261	$-	$-	$-	$3,261
Advisory services, other operating segments(1)	137	-	-	(137)	-
Interest and dividend income	-	5,053	1	-	5,054
Interest expense	-	(2,653)	(806)(2)	-	(3,459)
Net revenues	3,398	2,400	(805)	(137)	4,856
Other	-	18	(134)(3)	-	(116)
Operating expenses(4)	(1,272)	(1,947)	-	-	(3,219)
Intercompany expenses(1)	-	(137)	-	137	-
Income (loss) before income taxes	$2,126	$334	$(939)	$-	$1,521

Segment information for the three months ended June 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$1,615	$-	$-	$-	$1,615
Advisory services, other operating segments(1)	26	-	-	(26)	-
Interest and dividend income	-	912	-	-	912
Interest expense	-	(60)	(282)(2)	-	(342)
Net revenues	1,641	852	(282)	(26)	2,185
Other	-	4,256	(2)(3)	-	4,254
Operating expenses(4)	(1,067)	(618)	-	-	(1,685)
Intercompany expenses(1)	-	(26)	-	26	-
Income (loss) before income taxes	$574	$4,464	$(284)	$-	$4,754

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$1,654	$-	$-	$-	$1,654
Advisory services, other operating segments(1)	69	-	-	(69)	-
Interest and dividend income	-	2,498	-	-	2,498
Interest expense	-	(1,340)	(400)(2)	-	(1,740)
Net revenues	1,723	1,158	(400)	(69)	2,412
Other	-	(1,286)	(188)(3)	-	(1,474)
Operating expenses(4)	(642)	(956)	-	-	(1,598)
Intercompany expenses(1)	-	(69)	-	69	-
Income (loss) before income taxes	$1,081	$(1,153)	$(588)	$-	$(660)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
June 30, 2020	$1,500	$84,913	$14,893	$101,306
December 31, 2019	1,457	263,223	14,809	279,489

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

Orchid has reported its June 30, 2020 stockholders’ equity to be approximately $346.0 million, a decrease of approximately 13% from December 31, 2019.  Because of this decrease, Bimini expects to receive a proportional decrease in its management fee revenue going forward until Orchid is able to grow its equity base.

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2020 and 2019.

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
June 30, 2020	$3,126,779	$361,093	1,268	347	1,615
March 31, 2020	3,269,859	356,685	1,377	348	1,725
December 31, 2019	3,705,920	414,018	1,477	379	1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	328	1,654
March 31, 2019	3,051,509	363,204	1,285	322	1,607

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the six months ended June 30, 2020, we generated $1.6 million of net portfolio interest income, consisting of $2.6 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities.  For the comparable period ended June 30, 2019, we generated $1.7 million of net portfolio interest income, consisting of approximately $4.3 million of interest income from MBS assets offset by approximately $2.7 million of interest expense on repurchase liabilities. The $1.7 million decrease in interest income for the six months ended June 30, 2020 was due to a $116.8 million decrease in average MBS balances, partially offset by a 132 basis point ("bp") increase in yields earned on the portfolio.  The $1.7 million decrease in interest expense for the six months ended June 30, 2020 was due to a combination of a $108.3 million decrease in average repurchase liabilities and a 50 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the six months ended June 30, 2020 and 2019 was $1.9 million and $2.9 million, respectively, resulting in $0.7 million and $1.5 million of economic net portfolio interest income, respectively.

During the three months ended June 30, 2020, we generated $0.5 million of net portfolio interest income, consisting of approximately $0.5 million of interest income from MBS assets offset by approximately $0.1 million of interest expense on repurchase liabilities.  For the three months ended June 30, 2019, we generated $0.8 million of net portfolio interest income, consisting of $2.1 million of interest income from MBS assets offset by $1.3 million of interest expense on repurchase liabilities.  The $1.6 million decrease in interest income for the three months ended June 30, 2020 was due to a $157.8 million decrease in average MBS balances, combined with a 14 bp decrease in yields earned on the portfolio. The $1.3 million decrease in interest expense for the six months ended June 30, 2020 was due to a combination of a $147.9 million decrease in average repurchase liabilities and a 222 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended June 30, 2020 and 2019 was $0.5 million and $1.6 million, respectively, resulting in $0.0 million and $0.6 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the six months ended June 30, 2020 and 2019 and each quarter in 2020 and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2020	$53,630	$523	3.90%	$51,987	$60	$516	0.46%	3.97%
March 31, 2020	136,142	2,040	5.99%	131,156	928	1,384	2.83%	4.22%
December 31, 2019	190,534	1,898	3.99%	182,215	948	438	2.08%	0.96%
September 30, 2019	187,199	1,646	3.52%	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	211,406	2,134	4.04%	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
June 30, 2020	$94,886	$2,563	5.40%	$91,571	$988	$1,900	2.16%	4.15%
June 30, 2019	211,719	4,324	4.08%	199,836	2,653	2,874	2.66%	2.88%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2020	463	7	3.44%	(0.07)%
March 31, 2020	1,112	656	3.16%	1.77%
December 31, 2019	951	1,461	1.91%	3.03%
September 30, 2019	644	520	1.26%	0.98%
June 30, 2019	794	568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Six Months Ended	Basis	Basis(2)	Basis	Basis(4)
June 30, 2020	$1,575	$663	3.24%	1.25%
June 30, 2019	1,671	1,450	1.42%	1.20%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 36 and 37 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 37 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $2.6 million for the six months ended June 30, 2020 and $4.3 million for the six months ended June 30, 2019.  Average MBS holdings were $94.9 million and $211.7 million for the six months ended June 30, 2020 and 2019, respectively. The $1.7 million decrease in interest income was due to a $116.8 million decrease in average MBS holdings, partially offset by a 132 bp increase in yields.

Our interest income was $0.5 million for the three months ended June 30, 2020 and $2.1 million for the three months ended June 30, 2019.  Average MBS holdings were $53.6 million and $211.4 million for the three months ended June 30, 2020 and 2019, respectively. The $1.6 million decrease in interest income was due to a $157.8 million decrease in average MBS holdings, combined with a 14 bp decrease in yields.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the six months ended June 30, 2020 and 2019, and for each quarter during 2020 and 2019.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2020	$53,101	$529	$53,630	$502	$21	$523	3.78%	16.12%	3.90%
March 31, 2020	135,044	1,098	136,142	2,029	11	2,040	6.01%	3.93%	5.99%
December 31, 2019	188,884	1,650	190,534	1,870	28	1,898	3.96%	6.90%	3.99%
September 30, 2019	185,309	1,890	187,199	1,652	(6)	1,646	3.57%	(1.15)%	3.52%
June 30, 2019	209,171	2,235	211,406	2,111	23	2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Six Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
June 30, 2020	$94,073	$813	$94,886	$2,531	$32	$2,563	5.38%	7.89%	5.40%
June 30, 2019	209,320	2,399	211,719	4,254	70	4,324	4.06%	5.83%	4.08%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $91.6 million and $199.8 million, generating interest expense of $1.0 million and $2.7 million for the six months ended June 30, 2020 and 2019, respectively.  Our average cost of funds was 2.16% and 2.66% for six months ended June 30, 2020 and 2019, respectively.  There was a 50 bp decrease in the average cost of funds and a $108.3 million decrease in average outstanding repurchase agreements during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Our economic interest expense was $1.9 million and $2.9 million for the six months ended June 30, 2020 and 2019, respectively. There was a 127 bp increase in the average economic cost of funds to 4.15% for the six months ended June 30, 2020 from 2.88% for the six months ended June 30, 2019.  The $1.0 million decrease in economic interest expense was due to the $108.3 million decrease in average outstanding repurchase agreements during the six months ended June 30, 2020, combined with the negative performance of our derivative holdings attributed to the current period.

Our average outstanding balances under repurchase agreements were $52.0 million and $199.9 million, generating interest expense of $0.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively.  Our average cost of funds was 0.46% and 2.68% for three months ended June 30, 2020 and 2019, respectively.  There was a 222 bp decrease in the average cost of funds and a $147.9 million decrease in average outstanding repurchase agreements during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

Our economic interest expense was $0.5 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively. There was an 84 bp increase in the average economic cost of funds to 3.97% for the three months ended June 30, 2020 from 3.13% for the three months ended June 30, 2019.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  Our average cost of funds calculated on a GAAP basis was 9 bps below the average one-month LIBOR and 24 bps below the average six-month LIBOR for the quarter ended June 30, 2020. Our average economic cost of funds was 342 bps above the average one-month LIBOR and 327 bps above the average six-month LIBOR for the quarter ended June 30, 2020. The average term to maturity of the outstanding repurchase agreements increased from 24 days at December 31, 2019 to 61 days at June 30, 2020.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the six months ended June 30, 2020 and 2019, and for each quarter in 2020 and 2019, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2020	$51,987	$60	$516	0.46%	3.97%
March 31, 2020	131,156	928	1,384	2.83%	4.22%
December 31, 2019	182,215	948	438	2.08%	0.96%
September 30, 2019	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Six Months Ended	Agreements	Basis	Basis	Basis	Basis
June 30, 2020	$91,571	$988	$1,900	2.16%	4.15%
June 30, 2019	199,836	2,653	2,874	2.66%	2.88%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2020	0.55%	0.70%	(0.09)%	(0.24)%	3.42%	3.27%
March 31, 2020	1.34%	1.43%	1.49%	1.40%	2.88%	2.79%
December 31, 2019	1.90%	1.98%	0.18%	0.10%	(0.94)%	(1.02)%
September 30, 2019	2.22%	2.18%	0.04%	0.08%	0.32%	0.36%
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Six Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
June 30, 2020	0.94%	1.06%	1.22%	1.10%	3.21%	3.09%
June 30, 2019	2.48%	2.63%	0.18%	0.03%	0.40%	0.25%

Dividend Income

We owned 1,520,036 shares of Orchid common stock as of March 31, 2020. During the three months ended June 30, 2020, we acquired 975,321 additional shares of Orchid common stock, bringing our total ownership to 2,495,357 shares. Orchid paid total dividends of $0.405 per share and $0.165 per share during the six and three months ended June 30, 2020, respectively, and $0.48 per share and $0.24 per share during the six and three months ended June 30, 2019, respectively.  During the six and three months ended June 30, 2020, we received dividends on this common stock investment of approximately $0.8 million and $0.4 million, respectively, compared to $0.7 million and $0.4 million during the six and three months ended June 30, 2019, respectively.

Long-Term Debt

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was $0.6 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.  The average rate of interest paid for the six months ended June 30, 2020 was 4.68% compared to 6.17% for the comparable period in 2019.

Interest expense on our junior subordinated debt securities was $0.3 million and $0.4 million for the three month periods ended June 30, 2020 and 2019, respectively.  The average rate of interest paid for the three months ended June 30, 2020 was 4.17% compared to 6.08% for the comparable period in 2019.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of June 30, 2020, the interest rate was 3.81%.

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

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  PPP loans may be forgiven, in whole or in part, if the proceeds are  used for payroll and other permitted purposes in accordance with the requirements of the PPP and if certain other requirements are met.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Realized losses on sales of MBS	$(5,805)	$-	$(5,805)	$-	$-	$-
Unrealized gains on MBS	28	5,276	(5,248)	602	2,224	(1,622)
Total (losses) gains on MBS	(5,777)	5,276	(11,053)	602	2,224	(1,622)
Losses on derivative instruments	(5,292)	(5,622)	330	(2)	(3,364)	3,362
Gains on retained interests in securitizations	-	275	(275)	-	-	-
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock	(755)	(46)	(709)	3,653	(334)	3,987

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the six months ended June 30, 2020, the Company received proceeds of $171.2 million from the sales of MBS. Most of these sales occurred during the second half of March 2020 as we sold assets in order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity and reduce risk associated with the market turmoil brought about by COVID-19. We did not sell any MBS during the six months ended June 30, 2019.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2020 and 2019.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
June 30, 2020	0.29%	0.65%	2.60%	3.16%	0.31%
March 31, 2020	0.38%	0.70%	2.89%	3.45%	1.10%
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the six and three months ended June 30, 2020, our total operating expenses were approximately $3.4 million and $1.7 million, respectively, compared to approximately $3.2 million and $1.6 million for the six and three months ended June 30, 2019, respectively.   The table below presents a breakdown of operating expenses for the six and three months ended June 30, 2020 and 2019.

(in thousands)
	Six Months Ended June 30,			Three Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Compensation and related benefits	$2,147	$2,088	$59	$1,047	$1,017	$30
Legal fees	95	96	(1)	75	70	5
Accounting, auditing and other professional fees	251	188	63	112	75	37
Directors’ fees and liability insurance	346	321	25	181	161	20
Administrative and other expenses	552	526	26	270	275	(5)
	$3,391	$3,219	$172	$1,685	$1,598	$87

Income Tax Provision

We recorded an income tax provision for the six and three months ended June 30, 2020 of approximately $8.7 million and $1.3 million, respectively, on consolidated pre-tax book (loss) income of $(10.2) million and $4.8 million in the six and three months ended June 30, 2020, respectively. We recorded an income tax provision (benefit) for the six and three months ended June 30, 2019 of approximately $0.4 million and $(0.2) million, respectively, on consolidated pre-tax book income (loss) of $1.5 million and $(0.7) million in the six and three months ended June 30, 2019, respectively.

As a result of adverse economic impacts of COVID-19 on our business, management performed an assessment of the need for additional valuation allowances against existing deferred tax assets. Following the more-likely-than-not standard that benefits will not be realized in the future, we determined an additional valuation allowance of approximately $11.2 million was necessary during the three months ended March 31, 2020 for the net operating loss carryforwards and capital loss carryforwards. With the rapidly evolving and changing landscape caused by the pandemic, we will continue to closely monitor the impacts of COVID-19 on the Company’s ability to realize its deferred tax assets and may increase valuation allowances in the future as new information becomes available.

Financial Condition:

Mortgage-Backed Securities

As of June 30, 2020, our MBS portfolio consisted of $52.8 million of agency or government MBS at fair value and had a weighted average coupon of 4.17%.  During the six months ended June 30, 2020, we received principal repayments of $8.9 million compared to $9.8 million for the comparable period ended June 30, 2019.  The average prepayment speeds for the quarters ended June 30, 2020 and 2019 were 15.3% and 10.5%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
June 30, 2020	12.4	25.0	15.3
March 31, 2020	11.6	18.1	13.7
December 31, 2019	15.6	15.6	15.6
September 30, 2019	9.5	16.2	10.5
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of June 30, 2020 and December 31, 2019:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
June 30, 2020
Fixed Rate MBS	$52,345	99.1%	4.18%	332	1-Feb-50
Interest-Only MBS	442	0.8%	3.60%	292	15-Jul-48
Inverse Interest-Only MBS	31	0.1%	5.19%	227	15-May-39
Total MBS Portfolio	$52,818	100.0%	4.17%	331	1-Feb-50
December 31, 2019
Fixed Rate MBS	$216,231	99.3%	4.25%	316	1-Nov-49
Interest-Only MBS	1,024	0.4%	3.65%	281	15-Jul-48
Inverse Interest-Only MBS	586	0.3%	4.77%	254	25-Apr-41
Total MBS Portfolio	$217,841	100.0%	4.25%	316	1-Nov-49

($ in thousands)
	June 30, 2020		December 31, 2019
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$25,552	48.4%	$203,321	93.3%
Freddie Mac	27,263	51.6%	14,499	6.7%
Ginnie Mae	3	0.0%	21	0.0%
Total Portfolio	$52,818	100.0%	$217,841	100.0%

	June 30, 2020	December 31, 2019
Weighted Average Pass-through Purchase Price	$108.92	$107.12
Weighted Average Structured Purchase Price	$5.38	$6.39
Weighted Average Pass-through Current Price	$111.54	$108.77
Weighted Average Structured Current Price	$3.34	$6.91
Effective Duration (1)	3.155	3.196

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.155 indicates that an interest rate increase of 1.0% would be expected to cause a 3.155% decrease in the value of the MBS in our investment portfolio at June 30, 2020.  An effective duration of 3.196 indicates that an interest rate increase of 1.0% would be expected to cause a 3.196% decrease in the value of the MBS in our investment portfolio at December 31, 2019. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the six months ended June 30, 2020 and 2019.

($ in thousands)
	Six Months Ended June 30,
	2020			2019
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$20,823	$110.83	2.64%	$3,285	$104.12	3.35%

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

The duration of our IO and IIO portfolio will vary greatly depending on the structural features of the securities.  While prepayment activity will always affect the cash flows associated with the securities, the interest only nature of IO’s may cause their durations to become extremely negative when prepayments are high, and less negative when prepayments are low. Prepayments affect the duration of IIO’s similarly, but the floating rate nature of the coupon of IIOs (which is inversely related to the level of one month LIBOR) causes their price movements - and model duration - to be affected by changes in both prepayments and one month LIBOR - both current and anticipated levels.  As a result, the duration of IIO securities will also vary greatly.

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of June 30, 2020, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$52,345	$1,582	$(1,962)	$(4,378)	3.02%	(3.75)%	(8.36)%
Interest-Only MBS	442	(53)	118	245	(12.12)%	26.85%	55.43%
Inverse Interest-Only MBS	31	2	(4)	(9)	5.29%	(14.40)%	(28.18)%
Total MBS Portfolio	$52,818	$1,531	$(1,848)	$(4,142)	2.90%	(3.50)%	(7.84)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Junior Subordinated Debt Hedges	$1,000	$(10)	$10	$20	(1.00)%	1.00%	2.00%
	$1,000	$(10)	$10	$20

Gross Totals		$1,521	$(1,838)	$(4,122)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of June 30, 2020, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of June 30, 2020, we had obligations outstanding under the repurchase agreements of approximately $51.6 million with a net weighted average borrowing cost of 0.28%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 2 to 317 days, with a weighted average maturity of 61 days.  Securing the repurchase agreement obligation as of June 30, 2020 are MBS with an estimated fair value, including accrued interest, of $53.0 million and a weighted average maturity of 332 months.  Through August 14, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at June 30, 2020 with maturities through June 30, 2021.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2020 and 2019.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
June 30, 2020	$51,617	$52,068	$51,987	$(370)	(0.71)%
March 31, 2020	52,357	214,921	131,156	(78,799)	(60.08	)%(1)
December 31, 2019	209,954	239,243	182,215	27,739	15.22	%(2)
September 30, 2019	154,475	200,552	177,566	(23,091)	(13.00	)%(3)
June 30, 2019	200,656	200,776	199,901	755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%

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

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our primary immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our investments also generate liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio. In addition, subsequent to June 30, 2020, we received a refund of approximately $1.3 million in U.S. Federal income taxes.

The COVID-19 pandemic has adversely affected our liquidity, assets under management and operating results.  As disclosed in detail elsewhere in this report, during March 2020, we significantly reduced our MBS assets to meet margin calls and repay debts.  This reduction in our investment portfolio will impact our ability to generate income in the future.  In addition, for the foreseeable future we may receive reduced income from our management of the Orchid portfolio.  However, management believes that we currently have sufficient liquidity and capital resources available for at least one year from the date of issuance of this Form 10-Q for (a) the management of our existing MBS portfolio, (b) to service our management agreement to Orchid, (c) to make all scheduled payments on borrowings, (d) for the payment of overhead and operating expenses, and (e) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of June 30, 2020, we had cash and cash equivalents of $4.7 million.  We generated cash flows of $12.0 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $91.6 million during the six months ended June 30, 2020.  In addition, during the six months ended June 30, 2020, we received approximately $3.4 million in management fees and expense reimbursements as manager of Orchid and approximately $0.8 million in dividends from our investment in Orchid common stock.

In order to generate additional cash to be invested in our MBS portfolio, on October 30, 2019, we obtained a $680,000 loan secured by a mortgage on the Company’s office property.  The loan is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrues at 4.89%, through October 30, 2024. Thereafter, interest accrued based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of five years, plus 3.25%.  Net loan proceeds were approximately $651,000.  In addition. we are also seeking to sell real property that is not used in the Company’s business.  As of June 30, 2020, that property had a carrying value of $450,000.  When that property is sold, we intend to invest the net sale proceeds in our MBS portfolio.

On April 13, 2020, we received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  PPP loans may be forgiven, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP and if certain other requirements are met.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first six months of the loan. The Company believes that all of the proceeds were used for eligible purposes and the outstanding principal and accrued interest will ultimately be forgiven.

The table below summarizes the effect that certain future contractual obligations existing as of June 30, 2020 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$51,617	$-	$-	$-	$51,617
Interest expense on repurchase agreements(1)	51	-	-	-	51
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,049	2,010	2,013	10,521	15,593
Principal and interest on mortgage loan(1)	54	107	104	771	1,036
Totals	$52,771	$2,117	$2,117	$37,292	$94,297

(1)
Interest expense on repurchase agreements, junior subordinated notes and mortgage loan are based on current interest rates as of June 30, 2020 and the remaining term of liabilities existing at that date.

(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

Outlook

Orchid Island Capital Inc.

The COVID-19 pandemic discussed above impacted Orchid Island Capital as well.  Recently Orchid reported a shareholders equity of approximately $346 million as of June 30, 2020; up from $308 million as of March 31, 2020, but down from approximately $396 million at December 31, 2019. In the near term the management fees we receive from Orchid will be proportionately reduced. However, to the extent Orchid is able to increase its capital base over time, we will benefit via increased management fees.  In addition, Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement.  As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.  Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid. The Company has acquired an additional 975,321 shares of Orchid since March 31, 2020 as the shares of Orchid were trading at a significant discount to Orchid’s reported book value as of March 31, 2020.

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

Interest Rates and the MBS Market

The COVID-19 coronavirus that emerged in China in late 2019 and spread to the U.S. during the first quarter of 2020 continued to drive economic activity and markets around the globe during the second quarter.  The severe contraction in economic activity in the U.S. that took place in March and April slowly reversed during the second quarter.  As businesses across the country closed, shelter-in-place policies took effect throughout most of the U.S. and social distancing was widely practiced. As a result, the spread of the virus slowed and new cases grew at a decelerating rate.  These developments led various state and local governments to slowly reverse these restrictions starting in early May.  As the restrictive policies were unwound, economic activity resumed and the economic data released in May, June and early July showed the economy was beginning to recover.  Financial markets recovered as well and continued stimulus, from both the Fed - via monetary policy and the implementation of various programs designed to stabilize various funding markets – as well as additional aid programs from the Federal government, acted as a stimulant to the recovery.  The strong monetary and fiscal support also reduced uncertainty about the ability of the economy to recover.  Consistently the Fed in particular has made it clear they will continue to do whatever is necessary to support smooth operations of all financial markets and  act as a lender of last resort when needed and appropriate for them to do so.

While the economy gradually reopened and economic activity began to recover, the virus re-emerged and the number of new cases of the virus started to grow rapidly – even more rapidly than before the shut-down.  This started to occur around mid-June, just as most of the economy and country was resuming all or most forms of activity – inside dining at restaurants, bars, gyms, movie theaters, etc.  As the number of new cases have rapidly grown, it has become apparent governments may need to resume at least some of the tight restrictions that were implemented during the March/April period.  This will likely entail restricting or eliminating the activities that are assumed to have facilitated the sudden re-emergence of the virus.  Examples include closing or restricting bars, inside dining at restaurants and any other activity where large numbers of people are nearby in an enclosed area.  The use of face masks is becoming mandatory in many areas as well.  This will certainly impact economic activity, although the economic data covering the current period will not be reported until a later date, so we will not be able to gauge to what extent activity has slowed.  These developments also cast doubt over the timing of when the economy will be able to sustainably resume normal activity.  This in turn raises uncertainty over the level of economic growth that will occur, and the extent of further accommodation needed from the Fed and Congress.  A presidential election in November also looms.

Throughout the second quarter of 2020 and into the third quarter interest rates in the U.S. Treasury market have been fairly stable.  The yield on the 10-year U.S. Treasury note has remained within a 32.5 bps range, and excluding a brief period in early June, the range has been approximately half that.  The equity markets have exhibited substantially more volatility, although they continue to recover from the depths of the contraction of March of this year.  The backstop to the recovery is a Fed that continuously signals a willingness to provide as much accommodation as needed and the belief in additional stimulus from Washington, although subject to political wrangling that tends to slow the response.  Given the uncertainty surrounding the recovery and the timing of when “normal” economic activity may resume, the level of interest rates, especially short term rates, are likely to remain very low and the Fed Funds target range pegged to the effective lower bound of 0%.  The Fed has signaled a reluctance to see negative interest rates in the U.S. many times, so their role in maintaining rates at these levels will likely be through forward guidance and/or yield curve control – a practice observed in Japan and Australia.

Given the current level of rates and the likelihood rates will remain low means that prepayment speeds will likely remain elevated.  During the depths of the virus outbreak when social distancing, shelter-in-place and very low levels of any kind of activity in general were constraining the refinancing of mortgages, it seemed prepayment activity would not be as responsive to low rates as feared.  This has not turned out to be the case.  Starting in April, prepayment reports have consistently surprised the market to the upside.  They would be higher still if originators were not capacity constrained.  The primary/secondary spread, or the spread between the current coupon mortgage security (priced at par) and rates available to borrowers is very high – reflecting capacity constraints primarily.  Over time it is assumed this spread will narrow as originators add capacity, There is room for rates available to borrowers to decline well below 3% if the primary/secondary spread were to return to historical norms.  As a result, refinancing activity is likely to remain very elevated for the foreseeable future.  We expect that eventually most borrowers that can will refinance their mortgage.  At that point, prepayment speeds will moderate, perhaps meaningfully so.  To the extent rates eventually move higher, we expect that prepayment activity would plummet.  That day, if it ever comes, does not appear to be near. Such an event will require a return to sustained economic growth. That in turn is predicated on the evolution of the virus and the emergence of an effective, widely available vaccine, if one is to be found.

The Agency MBS sector performance for the second quarter of 2020 was not as robust as the first quarter, but still positive at 0.8% for the second quarter, and 3.6% year-to-date.  On an absolute return basis for the quarter, Agency MBS trailed most credit sectors – both corporate and non-Agency MBS/CMBS, as well as Agency CMBS.  As the economy recovered, supported by substantial interventions from the Fed and Congress, most sectors of the fixed income markets recovered.  For most, while returns were strong for the second quarter – in the high single digits and low double digits in the case of corporate debt and non-Agency MBS, respectively, year-to-date returns are more modest and in all but a few cases negative year-to-date versus comparable duration U.S. Treasuries.  Agency MBS have generated a -0.8% excess return year-to-date.  While negative, this return still exceeds those of most of the fixed income markets.

In the current environment prepayment speeds are expected to remain high.  Further, for the month of July the Fed purchased over $100 billion of Agency MBS. The Fed generally purchases between $40 and $45 billion per month as part of their quantitative easing program plus reinvest prepayments on their existing portfolio.  The latter figure was approximately $57 billion in July.  The Fed tends to purchase the coupons currently in production.  As they appear to be an indiscriminate buyer, they remove most of the worst securities in terms of prepayments behavior from the market.  This is the case for the coupons they purchase.  For those coupons they do not purchase, the market must absorb all that are produced.  As a result, the coupons the Fed purchases tend to outperform those not purchased by the Fed.  For the latter coupons, specified pools, with favorable prepayment characteristics, become more valuable to investors.  Current premiums charged for such securities are at the highest levels ever observed. This is likely to be the case as long as current conditions persist.

Recent Legislative and Regulatory Developments

The Fed conducted large scale overnight repo operations from late 2019 until July 2020 to address disruptions in the U.S. Treasury, Agency debt and Agency MBS financing markets. These operations ceased in July 2020 after the central bank successfully tamed volatile funding costs that had threatened to cause disruption across the financial system.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On March 15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency MBS markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%, after having already lowered the Fed Funds rate by 50 bps on March 3, 2020.

The markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets continued to deteriorate following this announcement as investors liquidated investments in response to the economic crisis resulting from the actions to contain and minimize the impacts of the COVID-19 pandemic. Many of these markets experienced severe dislocations during the week following March 15, 2020, which resulted in forced sales of assets to satisfy margin calls. To address these issues in the fixed income and funding markets, on the morning of Monday, March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the amounts needed to support smooth market functioning. With these purchases, market conditions improved substantially, and in early April, the Fed began to gradually reduce the pace of these purchases. On June 30, 2020, Chairman Powell also announced the Fed’s intention to increase its holdings of U.S. Treasury securities and Agency MBS over the coming months, at least at the current pace, to sustain smooth market functioning and thereby foster the effective transmission of monetary policy to broader financial conditions. Since March, the Fed has taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  In addition, on June 30, 2020, Fed Chairman Powell announced expectations to maintain interest rates at this level until the Fed is confident that the economy has weathered recent events and is on track to achieve maximum employment and price stability goals.

Congress and President Trump have adopted several pieces of legislation in response to the public health and economic impacts resulting from the COVID-19 pandemic. The first two pieces of legislation provided, among other things, emergency funding to develop a vaccine for COVID-19, medical supplies, grants for public health agencies, small business loans, assistance for health systems in other countries, expanded coronavirus testing, paid leave, enhanced unemployment insurance, expanded food security initiatives and increased federal Medicaid funding.

The CARES Act was passed by Congress and signed into law by President Trump on March 27, 2020.  The CARES Act provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform.  At this time, however, no decisions have been made on any additional steps to be taken as part of the GSE reform plan and the economic impact of COVID-19 may delay GSE reform plans further. Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.

In 2017, policymakers announced that LIBOR will be replaced by 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new SOFR, a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Fed and the Treasury’s Office of Financial Research. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will likely become the new benchmark for Eurodollar futures and our junior subordinated debt; however, any impact cannot be estimated at this time.

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

Higher long-term rates can also affect the value of our Agency MBS.  As long-term rates rise, rates available to borrowers also rise.  This tends to cause prepayment activity to slow and extend the expected average life of mortgage cash flows.  As the expected average life of the mortgage cash flows increases, coupled with higher discount rates, the value of Agency MBS declines.  Some of the instruments the Company uses to hedge our Agency MBS assets, such as interest rate futures, swaps and swaptions, are stable average life instruments.  This means that to the extent we use such instruments to hedge our Agency MBS assets, our hedges may not adequately protect us from price declines, and therefore may negatively impact our book value.  It is for this reason we use interest only securities in our portfolio. As interest rates rise, the expected average life of these securities increases, causing generally positive price movements as the number and size of the cash flows increase the longer the underlying mortgages remain outstanding. This makes interest only securities desirable hedge instruments for pass-through Agency MBS.

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

Summary

After suffering through arguably the most dramatic contraction of economic activity and financial market turmoil ever witnessed during the first quarter of 2020, the second quarter was one of recovery – or so it appeared until mid-June.  As the economy slowly reopened from a near complete shut-down caused by the pervasive safety precautions taken as the COVID-19 virus spread throughout the U.S., economic activity rebounded.  However, as life returned to normal, and people could resume their lives as they existed prior to the outbreak, the virus spread again and reported cases surged, starting in mid-June. Safety precautions are being re-implemented to stem the spread of the virus once more.  Economic activity is generally reported with a lag, so we will not know the extent of the slowdown in economic activity caused by the re-emergence of the virus until a later date.

The financial markets are generally functioning properly, in large part because of the substantial intervention by the Fed.  The Fed has undertaken a quantitative easing program whereby they buy U.S. Treasuries and Agency MBS securities regularly throughout the week.  In addition, they have provided financing to essentially all aspects of the markets – from municipal securities to small and large corporations, as well as foreign central banks.  The financial markets are close to the condition that existed prior to the onset of the virus.  Interest rates remain at or near the lowest levels ever across the U.S. Treasury curve, and are likely to remain so until the economy is well on the road to recovery and inflation is nearing the Fed’s target level of 2%.  Given the excess capacity in the economy caused by the demand shock resulting from the virus, this could take several years.

With rates at such low levels refinancing activity is robust and likely to become even more so as originators add capacity.  This is in spite of the virus and various measures of social distancing and shelter-in-place prevalent throughout the economy. As originators add capacity, prevailing mortgage rates available to borrowers could fall well below 3%.  Eventually most borrowers will have the opportunity to refinance their mortgage and the effect of such low rates will diminish.  Another factor affecting the Agency MBS market is the quantitative easing on the part of the Fed.  During the month of July 2020 the Fed purchased over $100 billion of Agency MBS. The Fed generally purchases between $40 and $45 billion per month as part of their quantitative easing program plus reinvests prepayments on their existing portfolio.  The latter figure was approximately $57 billion in July.  Gross supply of Agency MBS for the month of July is anticipated to be between $135 billion and $150 billion. The Fed tends to purchase the coupons currently in production.  As they are an indiscriminate buyer, they remove most of the worst securities in terms of prepayments behavior from the market.  This is the case for the coupons they purchase.  For those coupons they do not purchase, the market must absorb all that are produced.  As a result, the coupons the Fed purchases tend to outperform those not purchased by the Fed.  For the latter coupons, specified pools, with favorable prepayment characteristics, become much more valuable to investors.  Current premiums charged for such securities are at the highest levels ever observed. This is likely to be the case as long as current conditions persist.

The Agency MBS sector performance for the second quarter of 2020 was not as robust as the first quarter, but still positive at 0.8% for the second quarter, and 3.6% year-to-date.  On an absolute return basis for the quarter, Agency MBS trailed most credit sectors – both corporate and non-Agency MBS/CMBS, as well as Agency CMBS.  As the economy recovered, supported by substantial interventions from the Fed and Congress, most sectors of the fixed income markets recovered.  For most, while returns were strong for the second quarter – in the high single digits and low double digits in the case of corporate debt and non-Agency MBS, respectively, year-to-date returns are more modest and in all but a few cases negative year-to-date versus comparable duration U.S. Treasuries.  Agency MBS have generated a -0.8% excess return versus U.S. Treasuries year-to-date.  While negative, this return still exceeds those of most of the fixed income markets.

With respect to the outlook going forward, the economy has yet to fully recover from the steep contraction during the first quarter of 2020, despite massive intervention by both the Fed and the Trump administration.  There remains significant uncertainty surrounding the timing of a full recovery in economic activity and a return to life as it existed before the virus emerged.  There is also considerable risk associated with the unprecedented deficits the Federal government has incurred in an effort to stabilize the economy, and such deficits are still expanding rapidly.

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

Capital Expenditures

At June 30, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of June 30, 2020 related to the Citigroup demand.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The maximum remaining number of shares that may be repurchased under this authorization is 429,596 shares. The authorization expires on November 15, 2020. The Company did not repurchase any of its common stock during the three months ended June 30, 2020.

The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2020.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: August 14, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: August 14, 2020	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)