Form 10-Q
period 2020-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2020-11-06
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	November 6, 2020	11,608,555
Class B Common Stock, $0.001 par value	November 6, 2020	31,938
Class C Common Stock, $0.001 par value	November 6, 2020	31,938

BIMINI CAPITAL MANAGEMENT, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$73,115,844	$217,793,209
Unpledged	28,685	47,744
Total mortgage-backed securities	73,144,529	217,840,953
Cash and cash equivalents	5,837,067	8,070,067
Restricted cash	1,253,075	4,315,050
Orchid Island Capital, Inc. common stock, at fair value	13,002,739	8,892,211
Accrued interest receivable	234,431	750,875
Property and equipment, net	2,110,752	2,162,975
Real property held for sale	450,000	450,000
Deferred tax assets	24,003,192	33,288,536
Other assets	2,127,592	3,718,281
Total Assets	$122,163,377	$279,488,948

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$70,685,172	$209,954,000
Long-term debt	27,618,048	27,481,121
Accrued interest payable	83,384	645,302
Other liabilities	1,346,817	1,431,534
Total Liabilities	99,733,421	239,511,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 11,608,555
shares issued and outstanding as of September 30, 2020 and December 31, 2019	11,609	11,609
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2020 and December 31, 2019	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of September 30, 2020 and December 31, 2019	32	32
Additional paid-in capital	332,642,758	332,642,758
Accumulated deficit	(310,224,475)	(292,677,440)
Stockholders’ Equity	22,429,956	39,976,991
Total Liabilities and Stockholders' Equity	$122,163,377	$279,488,948
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Advisory services	$4,969,143	$5,052,251	$1,629,463	$1,791,135
Interest income	3,167,439	5,970,482	604,158	1,646,389
Dividend income from Orchid Island Capital, Inc. common stock	1,246,636	1,094,426	493,118	364,809
Total revenues	9,383,218	12,117,159	2,726,739	3,802,333
Interest expense
Repurchase agreements	(1,030,372)	(3,654,675)	(42,955)	(1,001,781)
Long-term debt	(893,299)	(1,195,690)	(261,341)	(389,543)
Net revenues	7,459,547	7,266,794	2,422,443	2,411,009

Other income (expense):
Unrealized gains on mortgage-backed securities	303,651	6,226,586	275,796	950,334
Realized (losses) gains on mortgage-backed securities	(5,804,656)	23,078	-	23,078
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	38,935	(972,823)	793,727	(927,222)
(Losses) gains on derivative instruments	(5,292,346)	(6,105,202)	75	(483,446)
Gains on retained interests in securitizations	58,735	314,984	58,735	39,869
Impairment of real property held for sale	-	(673,438)	-	(673,438)
Other (expense) income	(8,248)	32,523	(8,890)	32,029
Total other (expense) income	(10,703,929)	(1,154,292)	1,119,443	(1,038,796)

Expenses:
Compensation and related benefits	3,157,074	3,074,650	1,010,407	987,024
Directors' fees and liability insurance	511,786	490,775	166,093	169,468
Audit, legal and other professional fees	467,015	381,024	120,374	96,996
Administrative and other expenses	870,919	878,924	318,874	352,896
Total expenses	5,006,794	4,825,373	1,615,748	1,606,384

Net (loss) income before income tax provision	(8,251,176)	1,287,129	1,926,138	(234,171)
Income tax provision	9,295,859	942,364	608,351	537,945

Net (loss) income	$(17,547,035)	$344,765	$1,317,787	$(772,116)

Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(1.51)	$0.03	$0.11	$(0.07)
CLASS B COMMON STOCK
Basic and Diluted	$(1.51)	$0.03	$0.11	$(0.07)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	11,608,555	12,370,114	11,608,555	11,704,207
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938	31,938	31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2020 and 2019

		Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2019	12,773,145	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	-	1,618,603	1,618,603
Class A common shares repurchased and retired	(714)	-	(1,542)	-	(1,542)
Balances, March 31, 2019	12,772,431	$12,773	$334,917,723	$(304,358,814)	$30,571,682
Net loss	-	-	-	(501,722)	(501,722)
Balances, June 30, 2019	12,772,431	$12,773	$334,917,723	$(304,860,536)	$30,069,960
Net loss		-	-	(772,116)	(772,116)
Class A common shares repurchased and retired	(1,100,000)	(1,100)	(2,274,965)	-	(2,276,065)
Balances, September 30, 2019	11,672,431	$11,673	$332,642,758	$(305,632,652)	$27,021,779

Balances, January 1, 2020	11,672,431	$11,673	$332,642,758	$(292,677,440)	$39,976,991
Net loss	-	-	-	(22,332,947)	(22,332,947)
Balances, March 31, 2020	11,672,431	$11,673	$332,642,758	$(315,010,387)	$17,644,044
Net income	-	-	-	3,468,125	3,468,125
Balances, June 30, 2020	11,672,431	$11,673	$332,642,758	$(311,542,262)	$21,112,169
Net income	-	-	-	1,317,787	1,317,787
Balances, September 30, 2020	11,672,431	$11,673	$332,642,758	$(310,224,475)	$22,429,956
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,547,035)	$344,765
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	52,223	54,886
Deferred income tax provision	9,285,344	1,136,975
Losses (gains) on mortgage-backed securities, net	5,501,005	(6,249,664)
Gains on retained interests in securitizations	(58,735)	(314,984)
Impairment of real property held for sale	-	673,438
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock	(38,935)	972,823
Realized and unrealized losses on forward settling TBA securities	1,441,406	2,005,175
Changes in operating assets and liabilities:
Accrued interest receivable	516,444	194,552
Other assets	1,590,689	(158,981)
Accrued interest payable	(561,918)	(365,887)
Other liabilities	(26,123)	(315,920)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	154,365	(2,022,822)

CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(43,129,835)	(3,285,372)
Sales	171,155,249	43,975,274
Principal repayments	11,170,005	14,756,931
Proceeds from termination of retained interests	58,735	314,984
Net settlement of forward settling TBA contracts	(1,500,000)	(2,889,941)
Purchases of Orchid Island Capital, Inc. common stock	(4,071,593)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	133,682,561	52,871,876

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	501,460,570	860,182,000
Principal repayments on repurchase agreements	(640,729,398)	(906,103,000)
Net proceeds on long-term debt	136,927	-
Class A common shares repurchased and retired	-	(2,277,607)
NET CASH USED IN FINANCING ACTIVITIES	(139,131,901)	(48,198,607)

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,294,975)	2,650,447
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the period	12,385,117	6,240,488
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the period	$7,090,142	$8,890,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense	$2,485,589	$5,216,252
Income taxes	$(1,568,363)	$(46,700)
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they may not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

COVID-19 Impact

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions. In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values and closed several hedge positions. The Agency MBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of September 30, 2020, we had timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through September 30, 2020.

•
We sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million. Substantially all of the realized losses were a direct result of the adverse MBS market conditions associated with COVID-19. We had no additional sales of MBS during the six months ended September 30, 2020.

•
Our MBS portfolio had a fair market value of approximately $73.1 million as of September 30, 2020, compared to $52.8 million as of June 30, 2020, $54.4 million at March 31, 2020, and $217.8 million as of December 31, 2019.

•
Our outstanding balances under our repurchase agreement borrowings as of September 30, 2020 were approximately $70.7 million, compared to $51.6 million as of June 30, 2020, $52.4 million as of March 31, 2020 and $210.0 million as of December 31, 2019.

•
We recorded an additional valuation allowance against our deferred tax assets of approximately $11.2 million during the three months ended March 31, 2020. We have not adjusted the valuation allowance since March 31, 2020.

•	Our stockholders’ equity was $22.4 million as of September 30, 2020, compared to $21.1 million as of June 30, 2020, $17.6 million as of March 31, 2020 and $40.0 million as of December 31, 2019.

In response to the Shelter in Place order issued in Florida in March 2020, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

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

The CARES Act also makes technical corrections to, or modifies on a temporary basis, certain provisions of the U.S. Income Tax Code. Significant income tax impacts of the CARES Act include the ability to carry back a net operating loss for 5 years and an increase in the interest expense disallowance limitations from 30% to 50% of adjusted taxable income.  Those changes did not significantly impact the consolidated financial statements or the Company’s 2019 income tax return.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares and derivatives, determining the amounts of asset valuation allowances, the impairment for the real property held for sale, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period. Management believes the estimates and assumptions underlying the financial statements are reasonable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact that COVID-19 will have on the global economy generally, and on our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

Segment Reporting

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment. These segments are evaluated by management in deciding how to allocate resources and in assessing performance.  The accounting policies of the operating segments are the same as the Company’s accounting policies with the exception that inter-segment revenues and expenses are included in the presentation of segment results.  For further information see Note 14.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase. Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments.  The following table presents the Company’s cash, cash equivalents and restricted cash as of September 30, 2020 and December 31, 2019.

(in thousands)
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$5,837,067	$8,070,067
Restricted cash	1,253,075	4,315,050
Total cash, cash equivalents and restricted cash	$7,090,142	$12,385,117

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

Income on PT MBS is based on the stated interest rate of the security. Premiums or discounts present at the date of purchase are not amortized.  Premium lost and discount accretion resulting from monthly principal repayments are reflected in unrealized gains and losses on MBS in the consolidated statements of operations.  For IO securities, the income is accrued based on the carrying value and the effective yield. The difference between income accrued and the interest received on the security is characterized as a return of investment and serves to reduce the asset’s carrying value. At each reporting date, the effective yield is adjusted prospectively for future reporting periods based on the new estimate of prepayments and the contractual terms of the security.  For IIO securities, effective yield and income recognition calculations also take into account the index value applicable to the security.  Changes in fair value of MBS during each reporting period are recorded in earnings and reported as unrealized gains or losses on mortgage-backed securities in the accompanying consolidated statements of operations. The amount reported as unrealized gains or losses on mortgage backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any premium or discount lost as a result of principal repayments during the period.

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

Retained Interests in Securitizations

The Company holds retained interests in the subordinated tranches of securities created in securitization transactions. These retained interests currently have a recorded fair value of zero, as the prospect of future cash flows being received is uncertain. Any cash received from the retained interests is reflected as a gain in the consolidated statements of operations.

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2020 and December 31, 2019, due to the short-term nature of these financial instruments.

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

The Company’s U.S. federal income tax returns for years ended on or after December 31, 2017 remain open for examination. Although management believes its calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the tax returns filed by the Company, and those differences could result in significant costs or benefits to the Company. For tax filing purposes, Bimini Capital and its includable subsidiaries, and Royal Palm, and its includable subsidiaries, file as separate tax paying entities.

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

The following table summarizes the advisory services revenue from Orchid for the nine and three months ended September 30, 2020 and 2019.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Management fee	$3,897	$4,051	$1,252	$1,440
Allocated overhead	1,072	1,001	377	351
Total	$4,969	$5,052	$1,629	$1,791

At September 30, 2020 and December 31, 2019, the net amount due from Orchid was approximately $0.6 million and $0.6 million, respectively. These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of September 30, 2020 and December 31, 2019:

(in thousands)
	September 30, 2020	December 31, 2019
Fixed-rate MBS	$72,782	$216,231
Interest-Only MBS	334	1,024
Inverse Interest-Only MBS	29	586
Total	$73,145	$217,841

NOTE 4.   REPURCHASE AGREEMENTS

The Company pledges certain of its MBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of September 30, 2020, the Company had met all margin call requirements.

As of September 30, 2020 and December 31, 2019, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
September 30, 2020
Fair value of securities pledged, including accrued
interest receivable	$-	$34,229	$5,182	$33,938	$73,349
Repurchase agreement liabilities associated with
these securities	$-	$32,960	$4,913	$32,812	$70,685
Net weighted average borrowing rate	-	0.26%	0.22%	0.27%	0.26%
December 31, 2019
Fair value of securities pledged, including accrued
interest receivable	$-	$137,992	$80,550	$-	$218,542
Repurchase agreement liabilities associated with
these securities	$-	$132,573	$77,381	$-	$209,954
Net weighted average borrowing rate	-	2.02%	1.92%	-	1.98%

In addition, cash pledged to counterparties for repurchase agreements was approximately $1.3 million and $3.8 million as of September 30, 2020 and December 31, 2019, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At September 30, 2020 and December 31, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $3.9 million and $11.8 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2019. As of September 30, 2020, the Company had amounts at risk greater than 10% of the Company’s equity as follows:.

($ in thousands)
		% of	Weighted
		Stockholders'	Average
	Amount	Equity	Maturity
Repurchase Agreement Counterparties	at Risk	at Risk	(in Days)
September 30, 2020
Mirae Asset Securities (USA) Inc.	$2,562	11.4%	64

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Liabilities, at Fair Value

The table below summarizes fair value information about our derivative liabilities as of September 30, 2020 and December 31, 2019.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	September 30, 2020	December 31, 2019
Liabilities
TBA Securities	Other liabilities	$-	$59
Total derivative liabilities, at fair value		$-	$59

Margin Balances Posted To (From) Counterparties
Futures contracts	Restricted cash	$1	$537
Total margin balances on derivative contracts		$1	$537

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at September 30, 2020 and December 31, 2019.

($ in thousands)
As of September 30, 2020
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2021	$1,000	1.02%	0.20%	$(8)
Total / Weighted Average	$1,000	1.02%	0.20%	$(8)

($ in thousands)
As of December 31, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$120,000	2.90%	1.67%	$(1,480)
2021	80,000	2.80%	1.57%	(984)
Total / Weighted Average	$100,000	2.86%	1.63%	$(2,464)
Treasury Note Futures Contracts
March 2020- 5-year T-Note futures(2)
(Mar 2020 - Mar 2025 Hedge Period)	$20,000	1.96%	2.06%	$88

($ in thousands)
As of December 31, 2019
	Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	Effective	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$19,500	1.92%	1.68%	$(46)
Total / Weighted Average	$19,500	1.92%	1.68%	$(46)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $118.61 at December 31, 2019. The notional contract values of the short positions were $23.7 million.

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019. There were no outstanding TBA securities at September 30, 2020.

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

(Losses) Gains on Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2020 and 2019.

(in thousands)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,328)	$(2,995)	$-	$(164)
Junior subordinated debt funding hedges	(517)	(409)	-	-
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(1,006)	(696)	-	(115)
Net TBA securities	(1,441)	(2,005)	-	(204)
(Losses) gains on derivative instruments	$(5,292)	$(6,105)	$-	$(483)

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

NOTE 6. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of September 30, 2020 and December 31, 2019.

($ in thousands)
	September 30, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$72,782	$-	$72,782	$216,231	$-	$216,231
Structured MBS - at fair value	333	-	333	1,562	-	1,562
Accrued interest on pledged securities	234	-	234	749	-	749
Restricted cash	1,252	1	1,253	3,778	537	4,315
Total	$74,601	$1	$74,602	$222,320	$537	$222,857

Assets Pledged from Counterparties

The table below summarizes cash pledged to Bimini from counterparties under repurchase agreements and derivative agreements as of September 30, 2020 and December 31, 2019. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements or other liabilities in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	September 30, 2020	December 31, 2019
Repurchase agreements	$80	$-
Total	$80	$-

NOTE 7. OFFSETTING ASSETS AND LIABILITIES

The Company’s derivatives and repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following tables present information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of September 30, 2020 and December 31, 2019.

(in thousands)
Offsetting of Liabilities
				Gross Amount Not Offset in the
			Net Amount	Consolidated Balance Sheet
		Gross Amount	of Liabilities	Financial
	Gross Amount	Offset in the	Presented in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
September 30, 2020
Repurchase Agreements	$70,685	$-	$70,685	$(69,433)	$(1,252)	$-
	$70,685	$-	$70,685	$(69,433)	$(1,252)	$-
December 31, 2019
Repurchase Agreements	$209,954	$-	$209,954	$(206,176)	$(3,778)	$-
TBA securities	59	-	59	-	-	59
	$210,013	$-	$210,013	$(206,176)	$(3,778)	$59

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

NOTE 8.  LONG-TERM DEBT

Long-term debt at September 30, 2020 and December 31, 2019 is summarized as follows:

(in thousands)
	September 30, 2020	December 31, 2019
Junior subordinated debt	$26,804	$26,804
Note payable	662	677
Paycheck Protection Plan ("PPP") loan	152	-
Total	$27,618	$27,481

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

As of September 30, 2020 and December 31, 2019, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of September 30, 2020, the interest rate was 3.75%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  As discussed in Note 1, PPP loans may be forgiven, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP and if certain other requirements are met.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first ten months after the completion of the loan forgiveness covered period. The Company believes that all of the proceeds were used for eligible purposes and the outstanding principal and accrued interest will ultimately be forgiven.

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Last three months of 2020	$5
2021	22
2022	175
2023	24
2024	25
After 2024	27,367
Total	$27,618

NOTE 9.  COMMON STOCK

There were no issuances of Bimini Capital's Class A Common Stock, Class B Common Stock or Class C Common Stock during the nine months ended September 30, 2020 and 2019.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended by the Board of Directors and it is currently set to expire on November 15, 2021.

From the inception of the Repurchase Plan through September 30, 2020, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share. There were no shares repurchased during the nine months ended September 30, 2020.

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

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of September 30, 2020 related to the Citigroup demand.

Management is not aware of any other significant reported or unreported contingencies at September 30, 2020.

NOTE 11.  INCOME TAXES

The total income tax provision recorded for the nine and three months ended September 30, 2020 was $9.3 million and $0.6 million, respectively, on consolidated pre-tax book (loss) income of $(8.3) million and $1.9 million in the nine and three months ended September 30, 2020, respectively. The total income tax provision (benefit) recorded for the nine and three months ended September 30, 2019 was $0.9 million and $0.5 million, respectively, on consolidated pre-tax book income (loss) of $1.3 million and $(0.2) million in the nine and three months ended September 30, 2019, respectively.

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

NOTE 12.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2020 and 2019.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at September 30, 2020 and 2019.

The table below reconciles the numerator and denominator of EPS for the nine and three months ended September 30, 2020 and 2019.

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(17,499)	$344	$1,314	$(770)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,609	11,609	11,609	11,609
Effect of weighting	-	761	-	95
Weighted average shares-basic and diluted	11,609	12,370	11,609	11,704
(Loss) income per Class A common share:
Basic and diluted	$(1.51)	$0.03	$0.11	$(0.07)

(in thousands, except per-share information)
	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(48)	$1	$4	$(2)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32	32	32
Weighted average shares-basic and diluted	32	32	32	32
(Loss) income per Class B common share:
Basic and diluted	$(1.51)	$0.03	$0.11	$(0.07)

NOTE 13.   FAIR VALUE

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during the nine and three months ended September 30, 2020 and 2019. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both September 30, 2020 and December 31, 2019.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Mortgage-backed securities	$73,145	$-	$73,145	$-
Orchid Island Capital, Inc. common stock	13,003	13,003	-	-
December 31, 2019
Mortgage-backed securities	$217,841	$-	$217,841	$-
Orchid Island Capital, Inc. common stock	8,892	8,892	-	-
TBA securities	(59)	-	(59)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019:

(in thousands)
	Retained Interests in Securitizations
	Nine Months Ended September 30,
	2020	2019
Balances, January 1	$-	$-
Gain included in earnings	59	315
Collections	(59)	(315)
Balances, September 30	$-	$-

During the nine months ended September 30, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 14.   SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenues received under this management agreement for the nine months ended September 30, 2020 and 2019, were approximately $5.0 million and $5.1 million, respectively, accounting for approximately 53% and 42% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the nine months ended September 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$4,969	$-	$-	$-	$4,969
Advisory services, other operating segments(1)	116	-	-	(116)	-
Interest and dividend income	-	4,414	-	-	4,414
Interest expense	-	(1,030)	(893)(2)	-	(1,923)
Net revenues	5,085	3,384	(893)	(116)	7,460
Other	-	(10,238)	(466)(3)	-	(10,704)
Operating expenses(4)	(2,632)	(2,375)	-	-	(5,007)
Intercompany expenses(1)	-	(116)	-	116	-
Income (loss) before income taxes	$2,453	$(9,345)	$(1,359)	$-	$(8,251)

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$5,052	$-	$-	$-	$5,052
Advisory services, other operating segments(1)	200	-	-	(200)	-
Interest and dividend income	-	7,064	1	-	7,065
Interest expense	-	(3,655)	(1,195)(2)	-	(4,850)
Net revenues	5,252	3,409	(1,194)	(200)	7,267
Other	-	(419)	(736)(3)	-	(1,155)
Operating expenses(4)	(2,019)	(2,806)	-	-	(4,825)
Intercompany expenses(1)	-	(200)	-	200	-
Income (loss) before income taxes	$3,233	$(16)	$(1,930)	$-	$1,287

Segment information for the three months ended September 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$1,629	$-	$-	$-	$1,629
Advisory services, other operating segments(1)	32	-	-	(32)	-
Interest and dividend income	-	1,097	-	-	1,097
Interest expense	-	(43)	(261)(2)	-	(304)
Net revenues	1,661	1,054	(261)	(32)	2,422
Other	-	1,070	49 (3)	-	1,119
Operating expenses(4)	(956)	(659)	-	-	(1,615)
Intercompany expenses(1)	-	(32)	-	32	-
Income (loss) before income taxes	$705	$1,433	$(212)	$-	$1,926

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$1,791	$-	$-	$-	$1,791
Advisory services, other operating segments(1)	63	-	-	(63)	-
Interest and dividend income	-	2,011	-	-	2,011
Interest expense	-	(1,002)	(389)(2)	-	(1,391)
Net revenues	1,854	1,009	(389)	(63)	2,411
Other	-	(438)	(601)(3)	-	(1,039)
Operating expenses(4)	(754)	(852)	-	-	(1,606)
Intercompany expenses(1)	-	(63)	-	63	-
Income (loss) before income taxes	$1,100	$(344)	$(990)	$-	$(234)

(1)	Includes fees paid by Royal Palm to Bimini Advisors for advisory services.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of September 30, 2020 and December 31, 2019 were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2020	$1,474	$107,414	13,275	$122,163
December 31, 2019	1,457	263,223	14,809	279,489

NOTE 15. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At September 30, 2020 and December 31, 2019, the Company owned 2,595,357 and 1,520,036 shares of Orchid common stock, respectively, representing approximately 3.8% and 2.4% of Orchid’s outstanding common stock on such dates.  The Company received dividends on this common stock investment of approximately $1.2 million and $0.5 million during the nine and three months ended September 30, 2020, respectively, and $1.1 million and $0.4 million during the nine and three months ended September 30, 2019, respectively.

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

NOTE 16. SUBSEQUENT EVENT

Real Property Held For Sale

On October 15, 2020, the Company completed the sale of real property that was not used in the Company’s business. The Company received proceeds of approximately $462,000. The transaction resulted in a gain of approximately $12,000, which will be included in the consolidated statement of operations during the fourth quarter of 2020.

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

Impact of the COVID-19 Pandemic

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions.  In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values and closed several of our hedge positions. The Agency MBS market largely stabilized after the Federal Reserve (the “Fed”) announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of September 30, 2020, we had timely satisfied all margin calls. The following summarizes the impact COVID-19 has had on our financial position and results of operations through September 30, 2020.

•
We sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million. Substantially all of the realized losses were a direct result of the adverse MBS market conditions associated with COVID-19. We had no additional sales of MBS during the six months ended September 30, 2020.

•
Our MBS portfolio had a fair market value of approximately $73.1 million as of September 30, 2020, compared to $52.8 million as of June 30, 2020, $54.4 million as of March 31, 2020, and $217.8 million as of December 31, 2019.

•
Our outstanding balances under our repurchase agreement borrowings as of September 30, 2020 were approximately $70.7 million, compared to $51.6 million as of June 30, 2020, $52.4 million as of March 31, 2020, and $210.0 million as of December 31, 2019.

•
We recorded an additional valuation allowance against our deferred tax assets of approximately $11.2 million during the three months ended March 31, 2020. We did not record any additional valuation allowance during the six months ended September 30, 2020.

•	Our stockholders’ equity was $22.4 million as of September 30, 2020, $21.1 million as of June 30, 2020, $17.6 million as of March 31, 2020, and $40.0 million as of December 31, 2019.

Largely as a result of actions taken by the Federal Reserve (the “Fed”) in late March, Agency MBS valuations have increased and the market for these assets has stabilized.

In response to the Shelter in Place order issued in Florida in March 2020, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

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

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, we may purchase up to 500,000 shares of the Company’s Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended by the Board of Directors and it is currently set to expire on November 15, 2021.

Through September 30, 2020, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

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

Results of Operations

Described below are the Company’s results of operations for the nine and three months ended September 30, 2020, as compared to the nine and three months ended September 30, 2019.

Net (Loss) Income Summary

Consolidated net loss for the nine months ended September 30, 2020 was $17.5 million, or $1.51 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $0.3 million, or $0.03 basic and diluted income per share of Class A Common Stock, for the nine months ended September 30, 2019.

Consolidated net income for the three months ended September 30, 2020 was $1.3 million, or $0.11 basic and diluted income per share of Class A Common Stock, as compared to consolidated net loss of $0.8 million, or $0.07 basic and diluted loss per share of Class A Common Stock, for the three months ended September 30, 2019.

The components of net (loss) income for the nine and three months ended September 30, 2020 and 2019, along with the changes in those components are presented in the table below:

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Advisory services revenues	$4,969	$5,052	$(83)	$1,629	$1,791	$(162)
Interest and dividend income	4,414	7,065	(2,651)	1,097	2,011	(914)
Interest expense	(1,924)	(4,850)	2,926	(304)	(1,391)	1,087
Net revenues	7,459	7,267	192	2,422	2,411	11
Other (expense) income	(10,703)	(1,155)	(9,548)	1,119	(1,039)	2,158
Expenses	(5,007)	(4,825)	(182)	(1,615)	(1,606)	(9)
Net (loss) income before income tax provision	(8,251)	1,287	(9,538)	1,926	(234)	2,160
Income tax provision	9,296	942	8,354	608	538	70
Net (loss) income	$(17,547)	$345	$(17,892)	$1,318	$(772)	$2,090

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2020 and 2019.  As a result of the market turmoil during the first quarter of 2020 several hedge positions where closed.  However, the hedges closed were hedges that covered periods well beyond the first quarter of 2020.  Accordingly, the open equity at the time these hedges were closed will result in adjustments to economic interest expense through the balance of their respective original hedge periods.  Since the Company’s portfolio was significantly reduced during the first quarter of 2020, the effect of applying the open equity at the time of closure of these hedge instruments to the current, and much smaller, repurchase agreement interest expense amounts could materially impact the economic interest amounts reported below.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Three Months Ended	(GAAP)	Loss	Contracts
September 30, 2020	$-	$-	$-
June 30, 2020	(2)	-	(2)
March 31, 2020	(5,291)	(1,441)	(3,850)
December 31, 2019	287	(192)	479
September 30, 2019	(483)	(204)	(279)
June 30, 2019	(3,364)	(734)	(2,630)
March 31, 2019	(2,258)	(1,067)	(1,191)

(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Nine Months Ended	(GAAP)	Loss	Contracts
September 30, 2020	$(5,292)	$(1,441)	$(3,851)
September 30, 2019	(6,105)	(2,005)	(4,100)

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
	Repurchase	Long-Term		Repurchase	Long-Term		Statement of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
September 30, 2020	$(1,065)	$(40)	$(1,105)	$1,065	$40	$1,105	$-
June 30, 2020	(456)	(40)	(496)	456	38	494	(2)
March 31, 2020	(456)	(40)	(496)	(2,879)	(475)	(3,354)	(3,850)
December 31, 2019	510	56	566	(50)	(37)	(87)	479
September 30, 2019	(124)	61	(63)	(155)	(61)	(216)	(279)
June 30, 2019	(226)	43	(183)	(2,215)	(232)	(2,447)	(2,630)
March 31, 2019	5	65	70	(976)	(285)	(1,261)	(1,191)
(in thousands)
		Junior			Junior
	Repurchase	Subordinated		Repurchase	Subordinated		Statement of
Nine Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
September 30, 2020	$(1,977)	$(120)	$(2,097)	$(1,358)	$(396)	$(1,754)	$(3,851)
September 30, 2019	(345)	169	(176)	(3,346)	(578)	(3,924)	$(4,100)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2020	$604	$43	$(1,065)	$1,108	$561	$(504)
June 30, 2020	523	60	(456)	516	463	7
March 31, 2020	2,040	928	(456)	1,384	1,112	656
December 31, 2019	1,899	948	510	438	951	1,461
September 30, 2019	1,646	1,002	(124)	1,126	644	520
June 30, 2019	2,134	1,340	(226)	1,566	794	568
March 31, 2019	2,190	1,313	5	1,308	877	882

(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
September 30, 2020	$3,167	$1,030	$(1,978)	$3,008	$2,137	$159
September 30, 2019	5,970	3,655	(345)	4,000	2,315	1,970

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2020	$561	$(504)	$261	$(40)	$301	$300	$(805)
June 30, 2020	463	7	282	(40)	322	181	(315)
March 31, 2020	1,112	656	350	(40)	390	762	266
December 31, 2019	951	1,461	376	56	320	575	1,141
September 30, 2019	644	520	390	61	329	254	191
June 30, 2019	794	568	400	43	357	394	211
March 31, 2019	877	882	406	65	341	471	541

(in thousands)
	Net Portfolio		Interest Expense on Junior Subordinated Notes
	Interest Income			Effect of		Net Interest Income (Loss)
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
September 30, 2020	$2,137	$159	$893	$(120)	$1,013	$1,244	$(854)
September 30, 2019	2,315	1,970	1,196	169	1,027	1,119	943

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the nine months ended September 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2020
Advisory services, external customers	$4,969	$-	$-		$-	$4,969
Advisory services, other operating segments(1)	116	-	-		(116)	-
Interest and dividend income	-	4,414	-		-	4,414
Interest expense	-	(1,030)	(893	)(2)	-	(1,923)
Net revenues	5,085	3,384	(893)		(116)	7,460
Other	-	(10,238)	(466	)(3)	-	(10,704)
Operating expenses(4)	(2,632)	(2,375)	-		-	(5,007)
Intercompany expenses(1)	-	(116)	-		116	-
Income (loss) before income taxes	$2,453	$(9,345)	$(1,359)		$-	$(8,251)

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$5,052	$-	$-		$-	$5,052
Advisory services, other operating segments(1)	200	-	-		(200)	-
Interest and dividend income	-	7,064	1		-	7,065
Interest expense	-	(3,655)	(1,195	)(2)	-	(4,850)
Net revenues	5,252	3,409	(1,194)		(200)	7,267
Other	-	(419)	(736	)(3)	-	(1,155)
Operating expenses(4)	(2,019)	(2,806)	-		-	(4,825)
Intercompany expenses(1)	-	(200)	-		200	-
Income (loss) before income taxes	$3,233	$(16)	$(1,930)		$-	$1,287

Segment information for the three months ended September 30, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2020
Advisory services, external customers	$1,629	$-	$-	$-	$1,629
Advisory services, other operating segments(1)	32	-	-	(32)	-
Interest and dividend income	-	1,097	-	-	1,097
Interest expense	-	(43)	(261)(2)	-	(304)
Net revenues	1,661	1,054	(261)	(32)	2,422
Other	-	1,070	49 (3)	-	1,119
Operating expenses(4)	(956)	(659)	-	-	(1,615)
Intercompany expenses(1)	-	(32)	-	32	-
Income (loss) before income taxes	$705	$1,433	$(212)	$-	$1,926

	Asset	Investment
	Management	Portfolio	Corporate	Eliminations	Total
2019
Advisory services, external customers	$1,791	$-	$-	$-	$1,791
Advisory services, other operating segments(1)	63	-	-	(63)	-
Interest and dividend income	-	2,011	-	-	2,011
Interest expense	-	(1,002)	(389)(2)	-	(1,391)
Net revenues	1,854	1,009	(389)	(63)	2,411
Other	-	(438)	(601)(3)	-	(1,039)
Operating expenses(4)	(754)	(852)	-	-	(1,606)
Intercompany expenses(1)	-	(63)	-	63	-
Income (loss) before income taxes	$1,100	$(344)	$(990)	$-	$(234)

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate	Total
September 30, 2020	$1,474	$107,414	$13,275	$122,163
December 31, 2019	1,457	263,223	14,809	279,489

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

Orchid has reported its September 30, 2020 stockholders’ equity to be approximately $376.7 million, a decrease of approximately 5% from December 31, 2019.  Because of this decrease, Bimini expects to receive a proportional decrease in its management fee revenue going forward until Orchid is able to grow its equity base.

The following table summarizes the advisory services revenue received from Orchid in each quarter during 2020 and 2019 and in the nine months ended September 30, 2020 and 2019.

(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2020	$3,422,564	$368,588	$1,252	$377	$1,629
June 30, 2020	3,126,779	361,093	1,268	347	1,615
March 31, 2020	3,269,859	376,673	1,377	348	1,725
December 31, 2019	3,705,920	414,018	1,477	379	1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	328	1,654
March 31, 2019	3,051,509	363,204	1,285	322	1,607
(in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Nine Months Ended	MBS	Equity	Fee	Allocation	Total
September 30, 2020	$3,273,068	$368,785	$3,897	$1,072	$4,969
September 30, 2019	3,344,494	373,984	4,051	1,001	5,052

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding. During the nine months ended September 30, 2020, we generated $2.1 million of net portfolio interest income, consisting of $3.2 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities.  For the comparable period ended September 30, 2019, we generated $2.3 million of net portfolio interest income, consisting of $6.0 million of interest income from MBS assets offset by $3.7 million of interest expense on repurchase liabilities. The $2.8 million decrease in interest income for the nine months ended September 30, 2020 was due to a $119.2 million decrease in average MBS balances, partially offset by a 110 basis point ("bp") increase in yields earned on the portfolio.  The $2.6 million decrease in interest expense for the nine months ended September 30, 2020 was due to a combination of a $111.0 million decrease in average repurchase liabilities and an 84 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the nine months ended September 30, 2020 and 2019 was $3.0 million and $4.0 million, respectively, resulting in $0.2 million and $2.0 million of economic net portfolio interest income, respectively.

During the three months ended September 30, 2020, we generated $0.6 million of net portfolio interest income, consisting of $0.6 million of interest income from MBS assets offset by approximately $43,000 of interest expense on repurchase liabilities.  For the three months ended September 30, 2019, we generated $0.6 million of net portfolio interest income, consisting of $1.6 million of interest income from MBS assets offset by $1.0 million of interest expense on repurchase liabilities.  The $1.0 million decrease in interest income for the three months ended September 30, 2020 was due to a $124.2 million decrease in average MBS balances, partially offset by a 32 bp increase in yields earned on the portfolio. The $1 million decrease in interest expense for the nine months ended September 30, 2020 was due to a combination of a $116.4 million decrease in average repurchase liabilities and a 198 bp decrease in cost of funds.

Our economic interest expense on repurchase liabilities for the three months ended September 30, 2020 and 2019 was $1.1 million and $1.1 million, respectively, resulting in $0.5 million of economic net portfolio interest expense and $0.5 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for the nine months ended September 30, 2020 and 2019 and each quarter in 2020 and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2020	$62,981	$604	3.84%	$61,151	$43	$1,108	0.28%	7.24%
June 30, 2020	53,630	523	3.90%	51,987	60	516	0.46%	3.97%
March 31, 2020	136,142	2,040	5.99%	131,156	928	1,384	2.83%	4.22%
December 31, 2019	190,534	1,898	3.99%	182,215	948	438	2.08%	0.96%
September 30, 2019	187,199	1,646	3.52%	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	211,406	2,134	4.04%	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
September 30, 2020	$84,251	$3,167	5.01%	$81,431	$1,030	$3,008	1.69%	4.92%
September 30, 2019	203,546	5,970	3.91%	192,413	3,655	4,000	2.53%	2.77%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2020	$561	$(504)	3.56%	(3.40)%
June 30, 2020	463	7	3.44%	3.44%
March 31, 2020	1,112	656	3.16%	1.77%
December 31, 2019	951	1,461	1.91%	3.03%
September 30, 2019	644	520	1.26%	0.98%
June 30, 2019	794	568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Nine Months Ended	Basis	Basis(2)	Basis	Basis(4)
September 30, 2020	$2,137	$159	3.32%	0.09%
September 30, 2019	2,315	1,970	1.38%	1.14%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 37 and 38 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented. Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 38 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $3.2 million for the nine months ended September 30, 2020 and $6.0 million for the nine months ended September 30, 2019.  Average MBS holdings were $84.3 million and $203.5 million for the nine months ended September 30, 2020 and 2019, respectively. The $2.8 million decrease in interest income was due to a $119.2 million decrease in average MBS holdings, partially offset by a 110 bp increase in yields.

Our interest income was $0.6 million for the three months ended September 30, 2020 and $1.6 million for the three months ended September 30, 2019.  Average MBS holdings were $63.0 million and $187.2 million for the three months ended September 30, 2020 and 2019, respectively. The $1.0 million decrease in interest income was due to a $124.2 million decrease in average MBS holdings, partially offset by a 32 bp increase in yields.

The tables below present the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and PT MBS, for the nine months ended September 30, 2020 and 2019, and for each quarter during 2020 and 2019.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2020	$62,564	$417	$62,981	$588	$16	$604	3.76%	15.35%	3.84%
June 30, 2020	53,101	529	53,630	502	21	523	3.78%	16.12%	3.90%
March 31, 2020	135,044	1,098	136,142	2,029	11	2,040	6.01%	3.93%	5.99%
December 31, 2019	188,884	1,650	190,534	1,870	28	1,898	3.96%	6.90%	3.99%
September 30, 2019	185,309	1,890	187,199	1,652	(6)	1,646	3.57%	(1.15)%	3.52%
June 30, 2019	209,171	2,235	211,406	2,111	23	2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Nine Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
September 30, 2020	$83,570	$681	$84,251	$3,119	$48	$3,167	4.98%	9.42%	5.01%
September 30, 2019	201,316	2,230	203,546	5,906	64	5,970	3.91%	3.86%	3.91%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding balances under repurchase agreements were $81.4 million and $192.4 million, generating interest expense of $1.0 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively.  Our average cost of funds was 1.69% and 2.53% for nine months ended September 30, 2020 and 2019, respectively.  There was an 84 bp decrease in the average cost of funds and a $111.0 million decrease in average outstanding repurchase agreements during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Our economic interest expense was $3.0 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. There was a 215 bp increase in the average economic cost of funds to 4.92% for the nine months ended September 30, 2020 from 2.77% for the nine months ended September 30, 2019.  The $1.0 million decrease in economic interest expense was due to the $111.0 million decrease in average outstanding repurchase agreements during the nine months ended September 30, 2020, combined with the negative performance of our derivative holdings attributed to the current period.

Our average outstanding balances under repurchase agreements were $61.2 million and $177.6 million, generating interest expense of approximately $43,000 and $1.0 million for the three months ended September 30, 2020 and 2019, respectively.  Our average cost of funds was 0.28% and 2.26% for three months ended September 30, 2020 and 2019, respectively.  There was a 198 bp decrease in the average cost of funds and a $116.4 million decrease in average outstanding repurchase agreements during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

Our economic interest expense was $1.1 million and $1.1 million for the three months ended September 30, 2020 and 2019, respectively. There was a 470 bp increase in the average economic cost of funds to 7.24% for the three months ended September 30, 2020 from 2.54% for the three months ended September 30, 2019.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on our interest expense.  Our average cost of funds calculated on a GAAP basis was 11 bps above the average one-month LIBOR and 7 bps below the average six-month LIBOR for the quarter ended September 30, 2020. Our average economic cost of funds was 707 bps above the average one-month LIBOR and 689 bps above the average six-month LIBOR for the quarter ended September 30, 2020. The average term to maturity of the outstanding repurchase agreements increased from 24 days at December 31, 2019 to 73 days at September 30, 2020.

The tables below present the average outstanding balances under our repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for the nine months ended September 30, 2020 and 2019, and for each quarter in 2020 and 2019, on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2020	$61,151	$43	$1,108	0.28%	7.24%
June 30, 2020	51,987	60	516	0.46%	3.97%
March 31, 2020	131,156	928	1,384	2.83%	4.22%
December 31, 2019	182,215	948	438	2.08%	0.96%
September 30, 2019	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Nine Months Ended	Agreements	Basis	Basis	Basis	Basis
September 30, 2020	$81,431	$1,030	$3,008	1.69%	4.92%
September 30, 2019	192,413	3,655	4,000	2.53%	2.77%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2020	0.17%	0.35%	0.11%	(0.07)%	7.07%	6.89%
June 30, 2020	0.55%	0.70%	(0.09)%	(0.24)%	3.42)%	3.27%
March 31, 2020	1.34%	1.43%	1.49%	1.40%	2.88%	2.79%
December 31, 2019	1.90%	1.98%	0.18%	0.10%	(0.94)%	(1.02)%
September 30, 2019	2.22%	2.18%	0.04%	0.08%	0.32%	0.36%
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Nine Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
September 30, 2020	0.68%	0.83%	1.01%	0.86%	4.24%	4.09%
September 30, 2019	2.39%	2.48%	0.14%	0.05%	0.38%	0.29%

Dividend Income

We owned 1,520,036 shares of Orchid common stock as of March 31, 2020. We acquired 975,321 additional shares during the three months ended June 30, 2020, and an additional 100,000 shares during the three months ended September 30, 2020, bringing our total ownership to 2,595,357 shares. Orchid paid total dividends of $0.595 per share and $0.19 per share during the nine and three months ended September 30, 2020, respectively, and $0.72 per share and $0.24 per share during the nine and three months ended September 30, 2019, respectively.  During the nine and three months ended September 30, 2020, we received dividends on this common stock investment of approximately $1.2 million and $0.5 million, respectively, compared to $1.1 million and $0.4 million during the nine and three months ended September 30, 2019, respectively.

Long-Term Debt

Junior Subordinated Notes

Interest expense on our junior subordinated debt securities was $0.9 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.  The average rate of interest paid for the nine months ended September 30, 2020 was 4.38% compared to 6.06% for the comparable period in 2019.

Interest expense on our junior subordinated debt securities was $0.3 million and $0.4 million for the three month periods ended September 30, 2020 and 2019, respectively.  The average rate of interest paid for the three months ended September 30, 2020 was 3.80% compared to 5.86% for the comparable period in 2019.

The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of September 30, 2020, the interest rate was 3.75%.

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

Paycheck Protection Plan Loan

On April 13, 2020, the Company received approximately $152,000 through the Paycheck Protection Program (“PPP”) of the CARES Act in the form of a low interest loan.  PPP loans may be forgiven, in whole or in part, if the proceeds are  used for payroll and other permitted purposes in accordance with the requirements of the PPP and if certain other requirements are met.  These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part.  Payments are deferred for the first ten months after the completion of the loan forgiveness covered period.

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the nine and three months ended September 30, 2020 and 2019.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Realized (losses) gains on sales of MBS	$(5,805)	$23	$(5,828)	$-	$23	$(23)
Unrealized gains on MBS	304	6,227	(5,923)	276	950	(674)
Total (losses) gains on MBS	(5,501)	6,250	(11,751)	276	973	(697)
(Losses) gains on derivative instruments	(5,292)	(6,105)	813	-	(483)	483
Gains on retained interests in securitizations	59	315	(256)	59	40	19
Unrealized gains (losses) on
Orchid Island Capital, Inc. common stock	39	(973)	1,012	794	(927)	1,721

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy. During the nine months ended September 30, 2020, we received proceeds of $171.2 million from the sales of MBS. Most of these sales occurred during the second half of March 2020 as we sold assets in order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity and reduce risk associated with the market turmoil brought about by COVID-19. During the nine months ended September 30, 2019, we received proceeds of $44.0 million from the sales of MBS.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data for each quarter end during 2020 and 2019.

	5 Year	10 Year	15 Year	30 Year	Three
	U.S. Treasury	U.S. Treasury	Fixed-Rate	Fixed-Rate	Month
	Rate(1)	Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
September 30, 2020	0.27%	0.68%	2.39%	2.89%	0.24%
June 30, 2020	0.29%	0.65%	2.60%	3.16%	0.31%
March 31, 2020	0.38%	0.70%	2.89%	3.45%	1.10%
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%

(1)	Historical 5 Year and 10 Year U.S. Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 15 Year and 30 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the nine and three months ended September 30, 2020, our total operating expenses were approximately $5.0 million and $1.6 million, respectively, compared to approximately $4.8 million and $1.6 million for the nine and three months ended September 30, 2019, respectively.   The table below presents a breakdown of operating expenses for the nine and three months ended September 30, 2020 and 2019.

(in thousands)
	Nine Months Ended September 30,			Three Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Compensation and related benefits	$3,157	$3,075	$82	$1,010	$987	$23
Legal fees	122	120	2	27	24	3
Accounting, auditing and other professional fees	345	261	84	94	73	21
Directors’ fees and liability insurance	512	491	21	166	169	(3)
Administrative and other expenses	871	878	(7)	319	353	(34)
	$5,007	$4,825	$182	$1,616	$1,606	$10

Income Tax Provision

We recorded an income tax provision for the nine and three months ended September 30, 2020 of approximately $9.3 million and $0.6 million, respectively, on consolidated pre-tax book (loss) income of $(8.3) million and $1.9 million in the nine and three months ended September 30, 2020, respectively. We recorded an income tax provision (benefit) for the nine and three months ended September 30, 2019 of approximately $0.9 million and $0.5 million, respectively, on consolidated pre-tax book income (loss) of $1.3 million and $(0.2) million in the nine and three months ended September 30, 2019, respectively.

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

Financial Condition:

Mortgage-Backed Securities

As of September 30, 2020, our MBS portfolio consisted of $73.1 million of agency or government MBS at fair value and had a weighted average coupon of 3.97%.  During the nine months ended September 30, 2020, we received principal repayments of $11.2 million compared to $14.8 million for the comparable period ended September 30, 2019.  The average prepayment speeds for the quarters ended September 30, 2020 and 2019 were 15.8% and 10.5%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
September 30, 2020	13.0	32.0	15.8
June 30, 2020	12.4	25.0	15.3
March 31, 2020	11.6	18.1	13.7
December 31, 2019	15.6	15.6	15.6
September 30, 2019	9.5	16.2	10.5
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of September 30, 2020 and December 31, 2019:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
September 30, 2020
Fixed Rate MBS	$72,782	99.5%	3.97%	337	15-Aug-50
Interest-Only MBS	334	0.5%	3.54%	289	15-Jul-48
Inverse Interest-Only MBS	29	0.0%	5.85%	224	15-May-39
Total MBS Portfolio	$73,145	100.0%	3.97%	337	15-Aug-50
December 31, 2019
Fixed Rate MBS	$216,231	99.3%	4.25%	316	1-Nov-49
Interest-Only MBS	1,024	0.4%	3.65%	281	15-Jul-48
Inverse Interest-Only MBS	586	0.3%	4.77%	254	25-Apr-41
Total MBS Portfolio	$217,841	100.0%	4.25%	316	1-Nov-49

($ in thousands)
	September 30, 2020		December 31, 2019
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$40,579	55.5%	$203,321	93.3%
Freddie Mac	32,566	44.5%	14,499	6.7%
Ginnie Mae	-	0.0%	21	0.0%
Total Portfolio	$73,145	100.0%	$217,841	100.0%

	September 30, 2020	December 31, 2019
Weighted Average Pass-through Purchase Price	$109.74	$107.12
Weighted Average Structured Purchase Price	$4.96	$6.39
Weighted Average Pass-through Current Price	$112.59	$108.77
Weighted Average Structured Current Price	$3.50	$6.91
Effective Duration (1)	3.184	3.196

(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.  An effective duration of 3.184 indicates that an interest rate increase of 1.0% would be expected to cause a 3.184% decrease in the value of the MBS in our investment portfolio at September 30, 2020.  An effective duration of 3.196 indicates that an interest rate increase of 1.0% would be expected to cause a 3.196% decrease in the value of the MBS in our investment portfolio at December 31, 2019. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the nine months ended September 30, 2020 and 2019.

($ in thousands)
	Nine Months Ended September 30,
	2020			2019
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$43,130	$111.44	1.99%	$3,285	$104.12	3.35%

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

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of September 30, 2020, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$72,782	$2,205	$(2,767)	$(6,264)	3.03%	(3.80)%	(8.61)%
Interest-Only MBS	334	(60)	142	257	(18.00)%	42.58%	76.95%
Inverse Interest-Only MBS	29	1	(4)	(8)	3.20%	(13.46)%	(28.63)%
Total MBS Portfolio	$73,145	$2,146	$(2,629)	$(6,015)	2.93%	(3.59)%	(8.22)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
Junior Subordinated Debt Hedges	$1,000	$(10)	$10	$20	(1.00)%	1.00%	2.00%
	$1,000	$(10)	$10	$20

Gross Totals		$2,136	$(2,619)	$(5,995)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of September 30, 2020, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties.  We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with us. These borrowings are secured by our MBS.

As of September 30, 2020, we had obligations outstanding under the repurchase agreements of approximately $70.7 million with a net weighted average borrowing cost of 0.26%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 5 to 225 days, with a weighted average maturity of 73 days.  Securing the repurchase agreement obligation as of September 30, 2020 are MBS with an estimated fair value, including accrued interest, of $73.3 million and a weighted average maturity of 338 months.  Through November 6, 2020, we have been able to maintain our repurchase facilities with comparable terms to those that existed at September 30, 2020 with maturities through May 13, 2021.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each quarter in 2020 and 2019.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
September 30, 2020	$70,685	$70,794	$61,151	$9,534	15.59	%(1)
June 30, 2020	51,617	52,068	51,987	(370)	(0.71)%
March 31, 2020	52,357	214,921	131,156	(78,799)	(60.08	)%(2)
December 31, 2019	209,954	239,243	182,215	27,739	15.22	%(3)
September 30, 2019	154,475	200,552	177,566	(23,091)	(13.00	)%(4)
June 30, 2019	200,656	200,776	199,901	755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2020 reflects the increase in the portfolio. During the quarter ended September 30, 2020, the Company's investment in PT MBS increased $20.4 million

(2)
The lower ending balance relative to the average balance during the quarter ended March 31, 2020 reflects the Company’s response to the COVID-19 pandemic. During the quarter ended March 31, 2020, the Company's investment in PT MBS decreased $162.4 million.

(3)
The higher ending balance relative to the average balance during the quarter ended December 31, 2019 reflects the reinvestment of the portfolio. During the quarter ended December 31, 2019, the Company's investment in PT MBS increased $54.7 million.

(4)
The lower ending balance relative to the average balance during the quarter ended September 31, 2019 reflects the decrease in the portfolio to fund the July 2019 Tender Offer. During the quarter ended September 31, 2019, the Company's investment in PT MBS decreased $47.5 million.

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our primary immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our investments also generate liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio. In addition, in the three months ended September 30, 2020, we received U.S. Federal income tax refunds of approximately $1.4 million related to the 2018 tax year and approximately $0.2 million related to the 2019 tax year.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of September 30, 2020, we had cash and cash equivalents of $5.8 million.  We generated cash flows of $14.9 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $81.4 million during the nine months ended September 30, 2020.  In addition, during the nine months ended September 30, 2020, we received approximately $5.0 million in management fees and expense reimbursements as manager of Orchid and approximately $1.2 million in dividends from our investment in Orchid common stock.

In order to generate additional cash to be invested in our MBS portfolio, on October 30, 2019, we obtained a $680,000 loan secured by a mortgage on the Company’s office property.  The loan is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrues at 4.89%, through October 30, 2024. Thereafter, interest accrued based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of five years, plus 3.25%.  Net loan proceeds were approximately $651,000.  In addition, subsequent to September 30, 2020, we completed the sale of real property that was not used in the Company’s business.  The proceeds from this sale were approximately $462,000 and we intend to invest these proceeds in our MBS portfolio.

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

The table below summarizes the effect that certain future contractual obligations existing as of September 30, 2020 will have on our liquidity and cash flows. The figures below assume that the entire PPP loan will be forgiven.

(in thousands)
	Obligations Maturing
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Repurchase agreements	$70,684	$-	$-	$-	$70,684
Interest expense on repurchase agreements(1)	77	-	-	-	77
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,032	1,977	1,980	10,098	15,087
Principal and interest on mortgage loan(1)	54	107	107	757	1,025
Totals	$71,847	$2,084	$2,087	$36,855	$112,873

(1)
Interest expense on repurchase agreements, junior subordinated notes and mortgage loan are based on current interest rates as of September 30, 2020 and the remaining term of liabilities existing at that date.

(2)	We hold a common equity interest in Bimini Capital Trust II. The amount presented represents our net cash outlay.

Outlook

Orchid Island Capital Inc.

The COVID-19 pandemic discussed above impacted Orchid Island Capital as well.  Recently Orchid reported a stockholders’ equity of approximately $376.7 million as of September 30, 2020, up from $346 million as of June 30, 2020 and $308 million as of March 31, 2020, but down from approximately $396 million at December 31, 2019. In the near term the management fees we receive from Orchid will be proportionately reduced. However, to the extent Orchid is able to increase its capital base over time, we will benefit via increased management fees.  In addition, Orchid is obligated to reimburse us for direct expenses paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement.  As a stockholder of Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.  Our operating results are also impacted by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our cash flows from Orchid. The Company has acquired an additional 1,075,321 shares of Orchid since March 31, 2020 as the shares of Orchid were trading at a significant discount to Orchid’s reported book value as of March 31, 2020.

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

Economic Summary

The COVID-19 coronavirus that emerged in China in late 2019 and spread to the U.S. during the first quarter of 2020 continues to be the driving force behind economic activity both in the U.S. and abroad.  As reported in our second quarter earnings release, cases of COVID-19 were starting to surge in the U.S. starting in mid-June.  This surge lasted into July and August, particularly in the southern and warmer states.  By late summer the surge subsided and economic optimism rebounded as evidenced by most measures of economic activity.  As the weather turns colder in the fall and people spend more time indoors, cases could start to increase again. This appears to be happening as we enter the fourth quarter, especially in northern states across the U.S. and Europe.  To date governments have not responded with such drastic measures such as shelter in place orders like we saw in the spring.  In contrast with the spring and summer, hospitalizations and serious cases appear to be occurring less frequently, and the medical community appears more adept at dealing with the more severe cases.

The economic recovery from the severe contraction that occurred in the spring continues.  However, the “V” shaped days of the recovery are over, at least on a broad basis. Growth is very uneven with certain sectors approaching levels of activity last seen before the onset of the pandemic, while others remain far short of such levels.  A few sectors have surpassed pre-pandemic levels – importantly housing among them, as well as retail sales.  However, the leisure and hospitality sectors remain far below pre-pandemic activity levels and are not expected to fully recover in the near term.  The consequence of the unbalanced recovery is a labor market that still has a long way to go to get back to February 2020 levels, as the unemployment rate was reported at 7.9% in early October.  While progress towards finding a vaccine continues, with many efforts showing considerable promise, widespread access to a viable vaccine appears to be months away.  Progress has also been made on the treatment and testing side of the pandemic, especially with respect to the latter.  The lower death and hospitalization rates may be a result of the former.

Legislative Response and the Federal Reserve

Congress passed the CARES Act (described below) quickly in response to the pandemic’s emergence this spring and followed with additional legislation over the ensuing months.  However, as certain provisions of the CARES Act have expired, such as supplemental unemployment insurance at the end of July, there appears to be a need for additional stimulus for the economy to deal with the uneven recovery and still high level of unemployment.  However, the government has been unable to reach an agreement on additional measures. The Fed on the other hand has provided, and continues to provide, as much support to the markets and the economy as it can within the constraints of its mandate.  During the third quarter of 2020, the Fed unveiled a new monetary policy framework that will allow the Fed Funds rate to remain quite low, even if inflation is expected to temporarily surpass the 2% target level. Further, the Fed will look past the presence of very tight labor markets, should they exist.  This marks a significant shift from their prior policy framework, which was focused on the unemployment rate as a key indicator of impending inflation.  Adherence to this policy could steepen the U.S. Treasury curve as short term rates could remain low for a considerable period but longer term rates could rise given the Fed’s intention to let inflation potentially run above 2% in the future as the economy more fully recovers.

Interest Rates

Interest rates remained in a tight range throughout the third quarter of 2020 and seem likely to do so for the short to medium term, especially given the change to the Fed’s monetary policy framework. With realized levels of volatility low, implied volatility is also very low by historical norms.  Mortgage rates continue to slowly decline, however, as originators slowly add capacity and can handle ever increasing levels of production volume.  The spread between rates available to borrowers and the implied yield on a current coupon mortgage, known as the Primary/Secondary spread, has continued to compress.  The spread is still above long-term average levels so further compression is possible, meaning either rates available to borrowers can remain at current levels should U.S. Treasury rates increase, or they could move lower if U.S. Treasury rates remain stable.  In either case, prepayment levels on MBS securities are likely to remain high for the foreseeable future.

The Agency MBS Market

The Agency MBS market continues to be essentially bifurcated with two separate and distinct sub-markets.  Lower coupon fixed rate mortgages; with coupons of 1.5% through 2.5% are, or will be soon in the case of 1.5% coupons, the focus of daily purchases by the Fed.  Fed purchase activity maintains substantial price pressure under these coupons, and they benefit from attractive TBA dollar roll drops.  Higher coupons in the TBA market do not have the benefit of Fed purchases and trade poorly.  Importantly, the Fed tends to take the worst performing collateral out of the market.  The absence of Fed purchases in the higher coupon sub-market means the market is left to absorb very high prepayment speeds on these securities.  For these coupons, specified pools are in very high demand and trade at very high premiums.  These premiums continue to rise as prepayment activity remains very elevated and is likely to do so for some time. This dynamic has existed since March and is likely to continue.

Recent Legislative and Regulatory Developments

The Fed conducted large scale overnight repo operations from late 2019 until July 2020 to address disruptions in the U.S. Treasury, Agency debt and Agency MBS financing markets. These operations ceased in July 2020 after the central bank successfully tamed volatile funding costs that had threatened to cause disruption across the financial system.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic, including the following:

•
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

•
Notwithstanding the Fed actions described above, markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income securities deteriorated as investors liquidated investments in response to the economic crisis resulting from actions to contain and minimize the COVID-19 pandemic.  In response, on March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the amounts needed to support smooth market functioning. With these purchases, market conditions improved substantially, and in early April, the Fed began to gradually reduce the pace of these purchases.

•
 On June 30, 2020, Fed Chairman Powell announced expectations to maintain interest rates in a range of 0.0% - 0.25% until the Fed is confident that the economy has weathered recent events and is on track to achieve maximum employment and price stability goals. On September 16, 2020, the Federal Open Market Committee (“FOMC”) reaffirmed this commitment, as well as an intention to allow inflation to climb modestly above their 2% target and maintain that level for a period sufficient for inflation to average 2% long term.

•
On June 30, 2020, Chairman Powell also announced the Fed’s intention to increase its holdings of U.S. Treasury securities and Agency MBS over the coming months, at least at the then existing pace, to sustain smooth market functioning and thereby foster the effective transmission of monetary policy to broader financial conditions. On September 16, 2020, the FOMC reaffirmed this commitment. Since March, the Fed has taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

•
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

The CARES Act was passed by Congress and signed into law by President Trump on March 27, 2020.  The CARES Act provides many forms of direct support to individuals and small businesses in order to stem the steep decline in economic activity.  This over $2 trillion COVID-19 relief bill, among other things, provided for direct payments to each American making up to $75,000 a year, increased unemployment benefits for up to four months (on top of state benefits), funding to hospitals and health providers, loans and investments to businesses, states and municipalities and grants to the airline industry. On April 24, 2020, President Trump signed an additional funding bill into law that provides an additional $484 billion of funding to individuals, small businesses, hospitals, health care providers and additional coronavirus testing efforts. Various provisions of the CARES Act began to expire in July 2020, including a moratorium on evictions (July 25, 2020), expanded unemployment benefits (July 31, 2020), and a moratorium on foreclosures (August 31, 2020).  On August 8, 2020, President Trump issued Executive Order 13945, directing the Department of Health and Human Services, the Centers for Disease Control and Prevention (“CDC”), the Department of Housing and Urban Development, and Department of the Treasury to take measures to temporarily halt residential evictions and foreclosures, including through temporary financial assistance. On September 4, 2020, the CDC issued guidance extending eviction moratoriums for covered persons through the end of 2020.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform soon. On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform.  On June 30, 2020, the FHFA released a proposed rule on a new regulatory framework for the GSEs which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. On September 25, 2020, the Financial Stability Oversight Council released a statement on the proposed rule cautioning that, in its opinion, the credit risk requirements were too low relative to other credit providers and would maintain a significant concentration of risk in the GSEs. At this time, however, no decisions have been made on any additional steps to be taken as part of the GSE reform plan and the economic impact of COVID-19 may delay GSE reform plans further. Although the Trump administration has made statements of its intentions to reform housing finance and tax policy, many of these potential policy changes will require congressional action.

In 2017, policymakers announced that LIBOR will be replaced by December 31, 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. LIBOR will be replaced with a new SOFR, a rate based on U.S. repo trading. The new benchmark rate will be based on overnight Treasury General Collateral repo rates. The rate-setting process will be managed and published by the Fed and the Treasury’s Office of Financial Research. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will likely become the new benchmark for hedges and a range of interest rate investments.

Effective January 1, 2021, Fannie Mae, in alignment with Freddie Mac, will extend the timeframe for its delinquent loan buyout policy for Single-Family Uniform Mortgage-Backed Securities (UMBS) and Mortgage-Backed Securities (MBS) from four consecutively missed monthly payments to twenty-four consecutively missed monthly payments (i.e., 24 months past due). This new timeframe will apply to outstanding single-family pools and newly issued single-family pools and will first be reflected when January 2021 factors are released on the fourth business day in February 2021.

For Agency MBS investors, when a delinquent loan is bought out of a pool of mortgage loans, the removal of the loan from the pool is the same as a total prepayment of the loan.  The respective GSE’s currently anticipate, however, that delinquent loans will be repurchased in most cases before the 24-month deadline under one of the exceptions listed below. Exceptions include:

• A loan that is paid in full, or where the related lien is released and/or the debt is satisfied or forgiven;
• A loan repurchased by a seller/servicer under applicable selling and servicing requirements;
• A loan entering a permanent modification, which generally requires it to be removed from the MBS. During any modification trial period, the loan will remain in the MBS until the trial period ends;
• A loan subject to a short sale or deed-in-lieu of foreclosure; and
• A loan referred to foreclosure.

Because of these exceptions, the GSE’s currently believe based on prevailing assumptions and market conditions this change will have only a marginal impact on prepayment speeds, in aggregate. Cohort level impacts may vary. For example, more than half of loans referred to foreclosure are historically referred within six months of delinquency. The degree to which speeds are affected depends on delinquency levels, borrower response, and referral to foreclosure timelines.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic and the results of this week’s presidential and Congressional elections in the United States.

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

As described above, the Agency MBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency MBS market, a commitment it reaffirmed on June 30, 2020 and September 16, 2020. If the Fed modifies, reduces or suspends its purchases of Agency MBS, our investment portfolio could be negatively impacted.

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

Summary

COVID-19 continues to dominate the performance of the markets and economy.  While both have recovered from the depths of March, especially the financial markets, the economy continues to languish.  The recovery has proven to be very uneven, with some sectors back to or near pre-pandemic levels of activity while others remain far below with little prospect for getting back to those levels soon.  The unemployment rate remains elevated – with the most recent read at 7.9% - as millions of Americans remain out of work.

The Fed has taken, and continues to take, steps to support markets and the economy.  However, much needed additional stimulus from Washington and the federal government has been absent since the end of the second quarter.  The federal government appears hopelessly caught up in partisan politics and unable to agree on another round of stimulus.  Interest rates continue to trade in a narrow range and at extremely low levels.  The market expects the Fed Funds rate to remain at the effective lower bound near zero for an extended period of time, even more so after the Fed altered its monetary policy framework during the third quarter.  Henceforth, the Fed appears to be willing to let inflation run above the 2% target level, even when unemployment is very low, before removing accommodation.

The Agency MBS market continues to be bifurcated between the production coupons – the target of Fed asset purchases – and higher coupons in specified pool form.  The TBA market for higher coupons remains weak as the sector lacks support form the Fed and prepayment speeds are extremely high, resulting in poor expected returns for investors.  This leads investors to look to the specified pool market – with lower expected prepayment speeds – for attractive returns.

Since the economy cannot fully recover absent the containment of the COVID-19 pandemic, which is not expected to occur in the near term, current market conditions are likely to persist. As a result, we expect prepayment speeds will remain elevated, the Fed will be active in the Agency MBS market with asset purchases, funding levels will remain low and the most attractive returns available will be either in the TBA dollar roll market with lower coupons or with specified pools in higher coupons.

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

Capital Expenditures

At September 30, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The maximum remaining number of shares that may be repurchased under this authorization is 429,596 shares. The authorization, as currently extended, expires on November 15, 2021.. The Company did not repurchase any of its common stock during the three months ended September 30, 2020.

The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2020.

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
BIMINI CAPITAL MANAGEMENT, INC.

Date: November 6, 2020	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: November 6, 2020	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)