Form 10-K
period 2020-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2021-03-15
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __ to __
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ◻  No ☒
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2020:
Title of each Class	Shares held by non-affiliates	Aggregate market value held by non-affiliates
Class A Common Stock, $0.001 par value	7,478,934	$4,800,000	(a)
Class B Common Stock, $0.001 par value	20,760	$1,000	(b)
Class C Common Stock, $0.001 par value	31,938	$1,500	(b)

(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 28, 2020.
(b) The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class	Latest Practicable Date	Shares Outstanding
Class A Common Stock, $0.001 par value	March 15, 2021	11,608,555
Class B Common Stock, $0.001 par value	March 15, 2021	31,938
Class C Common Stock, $0.001 par value	March 15, 2021	31,938

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders of the Registrant are incorporated by reference into Part III of this Annual Report on Form 10‑K.

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
•
the effect of the novel coronavirus (COVID-19) pandemic and the potential future outbreak of other highly infectious or contagious diseases on the Agency RMBS market and on our results of future operations, financial position, and liquidity;

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
•
the federal conservatorship of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. government;

•	our ability to make distributions to our stockholders in the future;
•	our understanding of our competition and our ability to compete effectively;
•	our ability to quantify risk based on historical experience;
•	our ability to use net operating loss (“NOLs”) carryforwards to reduce our taxable income;
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

PART I
ITEM 1. BUSINESS

Overview

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” and, collectively with its subsidiaries, the “Company,” “we”, “us” or “our”) is a specialty finance company that operates in two business segments: investing in mortgage-backed securities (“MBS”) in our own portfolio, and serving as the external manager of Orchid Island Capital, Inc. (“Orchid”) which also invests in MBS.  In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie Mac or the Government National Mortgage Association (“Ginnie Mae” and, collectively with Fannie Mae and Freddie Mac, “GSEs”) and are backed primarily by single-family residential mortgage loans. We refer to these types of MBS as Agency MBS. The investment strategy focuses on, and the portfolios consist of, two categories of Agency MBS: (i) traditional pass-through Agency MBS, such as mortgage pass-through certificates and collateralized mortgage obligations (“CMOs”) issued by the GSEs and (ii) structured Agency MBS, such as interest only securities (“IOs”), inverse interest only securities (“IIOs”) and principal only securities (“POs”), among other types of structured Agency MBS. The Company’s operations are classified into two principal reportable segments: the asset management segment and the investment portfolio segment.

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

The mortgage loans underlying pass-through certificates can generally be classified into the following categories:

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

Financing Strategy

We borrow against our Agency MBS and certain of our structured Agency MBS using short-term repurchase agreements. A repurchase (or "repo") agreement transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings through repurchase transactions are generally short-term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates are typically impacted by the U.S. Federal Funds rate and other short-term benchmark rates and liquidity in the Agency MBS repo and other short-term funding markets.  The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions. The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repurchase transactions.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 7 full-time employees.

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

Available Information

Our investor relations website is https://ir.biminicapital.com.  We make available on the website under "Financials/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of this Annual Report on Form 10-K.  In addition, all of our filed reports can be obtained at the SEC’s website at www.sec.gov.

ITEM 1A.  RISK FACTORS.

Summary of Risk Factors

 Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.

•	Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could result in reduced earnings or losses.
•
An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency MBS, which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business, financial condition and results of operations.

•
Interest rate mismatches between our Agency MBS and our borrowings may reduce our net interest margin during periods of changing interest rates, which could materially adversely affect our business, financial condition and results of operations.

•
Although structured Agency MBS are generally subject to the same risks as our pass-through Agency MBS, certain types of risks may be enhanced depending on the type of structured Agency MBS in which we invest.

•	Differences in the stated maturity of our fixed rate assets, or in the timing of interest rate adjustments on our adjustable-rate assets, and our borrowings may adversely affect our profitability.
•
New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency MBS.

•	Purchases and sales of Agency MBS by the Fed may adversely affect the prince and return associated with Agency MBS
•
Changes in the levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result in a net loss, which could materially adversely affect our business, financial condition and results of operations.

•
Interest rate caps on the ARMs and hybrid ARMs backing our Agency MBS may reduce our net interest margin during periods of rising interest rates, which could materially adversely affect our business, financial condition and results of operations.

•
Failure to procure adequate repurchase agreement financing, or to renew or replace existing repurchase agreement financing as it matures, could materially adversely affect our business, financial condition and results of operations.

•
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

•	Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect our business, financial condition and results of operations.
•	Our use of leverage could materially adversely affect our business, financial condition and results of operations.
•
We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. Such models and other data may be incorrect, misleading or incomplete, which could cause us to purchase assets that do not meet our expectations or to make asset management decisions that are not in line with our strategy.

•
Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed. As a result, the values of some of our assets are uncertain.

•
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

•	We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders’ equity.
•	Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.
•
We depend primarily on two individuals to operate our business, and the loss of one or both of such persons could materially adversely affect our business, financial condition and results of operations.

•	We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments.
•	Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our common stock.
•
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our business and financial condition.

•
Our ownership limitations and certain other provisions of applicable law and our charter and bylaws may restrict business combination opportunities that would otherwise be favorable to our stockholders.

•	The termination of our management agreement with Orchid could significantly reduce our revenues.
•	We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.

Risk Factors

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

Under normal market conditions, an investment in Agency MBS will decline in value if interest rates increase. In addition, net interest income could decrease if the yield curve becomes inverted or flat. While Fannie Mae, Freddie Mac or Ginnie Mae guarantee the principal and interest payments related to the Agency MBS we own, this guarantee does not protect us from declines in market value caused by changes in interest rates. Declines in the market value of our investments may ultimately result in losses to us, which may reduce earnings and cash available to fund our operations.

Significant increases in both long-term and short-term interest rates pose a substantial risk associated with our investment in Agency MBS. If long-term rates were to increase significantly, the market value of our Agency MBS would decline, and the duration and weighted average life of the investments would increase. We could realize a loss if the securities were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on our repurchase agreements used to finance the purchase of Agency MBS, which would decrease cash. Using this business model, we are particularly susceptible to the effects of an inverted yield curve, where short-term rates are higher than long-term rates. Although rare in a historical context, the U.S. and many countries in Europe have experienced inverted yield curves. Given the volatile nature of the U.S. economy and potential future increases in short-term interest rates, there can be no guarantee that the yield curve will not become and/or remain inverted. If this occurs, it could result in a decline in the value of our Agency MBS, our business, financial position and results of operations.

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

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency MBS.

The interest and principal payments we expect to receive on the Agency MBS in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Principal and interest payments on Ginnie Mae certificates are directly guaranteed by the U.S. government. Principal and interest payments relating to the securities issued by Fannie Mae and Freddie Mac are only guaranteed by each respective GSE.

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury (the “U.S. Treasury”) entered into Preferred Stock Purchase Agreements (“PSPAs”) with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, the FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively. As of September 30, 2020, Fannie Mae and Freddie Mac had retained equity capital of approximately $21 billion and $14 billion, respectively.  In December 2020, a final rule was published in the federal register regarding GSE capital framework (the “December rule”), which requires Tier 1 capital in excess of 4% (approximately $265 billion) and a risk-weight floor of 20% for residential mortgages.  On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the GSEs to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the GSE has common equity Tier 1 capital of at least 3% of its assets, (ii) the GSEs will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future GSE reform.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency MBS and could have broad adverse market implications. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency MBS from these entities, which could adversely affect our business operations.

On December 9, 2020, the U.S. Supreme Court heard oral arguments in Collins v. Mnuchin, a case which has potentially significant implications for the structure and existence of the FHFA.  At issue is the constitutionality of the FHFA and its director’s protection from being replaced at will by the President.  A ruling in favor of the plaintiff could have broad policy and market implications by allowing the Biden administration to immediately replace the FHFA director, or invalidating actions taken by the FHFA.

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

Our liquidity is typically reduced each month when we receive margin calls related to factor changes, and typically increased each month when we receive payment of principal and interest on Fannie Mae and Freddie Mac securities. Legacy Freddie Mac securities pay principal and interest earlier in the month than Fannie Mae and UMBS, meaning that legacy Freddie Mac positions reduce the period of time between meeting factor-related margin calls and receiving principal and interest. The percentage of legacy Freddie Mac positions in the market and in our portfolio will likely decrease over time as those securities are converted to UMBS or paid off.

Purchases and sales of Agency MBS by the Fed may adversely affect the price and return associated with Agency MBS.

The Fed owned approximately $2.0 trillion of Agency MBS as of December 31, 2020. Starting in October 2017, the Fed began to phase out its policy of reinvesting principal payments from its holdings of Agency MBS into new Agency MBS purchases, therefore causing a decline in Fed security holdings over time.  While it is very difficult to predict the impact of the Fed portfolio runoff on the prices and liquidity of Agency MBS, returns on Agency MBS may be adversely affected.

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

We calculate our leverage ratio by dividing our total liabilities by total equity at the end of each period.  Under normal market conditions, we generally expect our leverage ratio to be less than 12 to 1, although at times our borrowings may be above or below this level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency MBS and a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from our income and, to the extent we cannot, we might be forced to liquidate some of our Agency MBS at unfavorable prices. Our use of leverage could materially adversely affect our business, financial condition and results of operations. For example, our borrowings are secured by our pass-through Agency MBS and a portion of our structured Agency MBS under repurchase agreements. A decline in the market value of the pass-through Agency MBS or structured Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses. If we experience losses as a result of our use of leverage, such losses could materially adversely affect our business, results of operations and financial condition.

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

The Company has also elected to account for its investments in MBS under the fair value option and, therefore, will report MBS on our consolidated financial statements at fair value with unrealized gains and losses included in earnings.  Changes in the value of the MBS do not impact the outstanding balance of the junior subordinated notes but rather our stockholders’ equity.  Therefore, changes in the value of our MBS will be absorbed solely by our stockholders’ equity.  Because our stockholders’ equity is small in relation to our total capital, such changes may result in significant changes in our stockholders’ equity.

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

The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third- party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations.

A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources or the information resources of our third-party service providers. More specifically, a cyber-incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber-incident include operational interruption and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our focus on mitigating the risk of a cyber-incident, do not guarantee that our business and results of operations will not be negatively impacted by such an incident.

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

On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist. Although regulators and IBA have clarified that the recent announcements should not be read to say that LIBOR has ceased or will cease, in the event LIBOR does cease to exist, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

As of December 31, 2020, Fannie Mae and Freddie Mac stopped issuing most LIBOR-indexed products and stopped purchasing LIBOR-based loans. On August 3, 2020, Fannie Mae started accepting whole loan and MBS deliveries of ARMs indexed to SOFR, and Freddie Mac announced that it priced its first SOFR linked offering on October 16, 2020.

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

The market value of shares of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the share price or trading volume of our common stock include:

•	actual or anticipated variations in our operating results;
•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;
•	increases in market interest rates that affect the value of our MBS portfolios;
•	changes in our book value;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	departures of key management personnel;
•	actions by institutional stockholders;
•	speculation in the press or investment community; and
•	general market and economic conditions.

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

Risks Related to COVID-19

The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The COVID-19 pandemic has caused and continues to cause significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and dislocations in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, closing non-essential businesses, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

Beginning in mid-March 2020, Agency MBS markets experienced significant volatility and sharp declines in liquidity, which negatively impacted our portfolio. Our portfolio was pledged as collateral under daily mark-to-market repurchase agreements. Fluctuations in the value of our Agency MBS resulted in margin calls, requiring us to post additional collateral with our lenders under these repurchase agreements. These fluctuations and requirements to post additional collateral were material. For example, we sold approximately $171.2 million of Agency MBS during the three months ended March 31, 2020 in order to meet these margin calls and to maintain sufficient liquidity, which resulted in losses of approximately $5.8 million.

The Agency MBS market largely stabilized after the Fed announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. The Fed reaffirmed this commitment most recently on January 27, 2021, announcing that it would continue to increase its holdings of U.S. Treasuries and Agency MBS as needed to sustain smooth functioning of markets for these securities. However, if the COVID-19 outbreak continues or worsens, or if the current policy response changes or is ineffective, the Agency MBS market may experience significant volatility, illiquidity and dislocations in the future, which may adversely affect our results of operations and financial condition.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing, and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have revised and may continue to revise the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, and liquidity, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we experienced margins calls well beyond historical norms. A sufficiently deep and/or rapid increase in margin calls or haircuts will have an adverse impact on our liquidity.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.

Governments have adopted, and may continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the economy and continued functioning of the financial markets. We cannot assure you that these programs will be effective, sufficient or will otherwise have a positive impact on our business.

Beginning in the first quarter of 2020, the Fed took significant action to purchase U.S. Treasuries and Agency MBS, support other asset classes and reduce short-term interest rates.  On January 27, 2021, the FOMC announced its intention to continue using its full range of tools, including continuing to increase its holdings of U.S. Treasuries by at least $80 billion per month and its holdings of Agency MBS by at least $40 billion per month until “substantial further progress” has been made towards its maximum employment and price stability goals.  Additionally, the FOMC decided to keep the target range for the federal funds rate between 0% and 0.25% and expects to maintain this target range until the labor market reaches maximum employment and will allow inflation to exceed 2% long enough to compensate for the extended period when inflation was below the 2% target.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which provided billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who had difficulty making their loan payments. As certain time limits imposed in CARES Act programs began to expire, on December 27, 2020, President Trump signed into law an additional $900 billion coronavirus aid package as part of the Consolidated Appropriations Act, 2021, providing for extensions of many of the CARES Act policies and programs as well as additional relief.

The GSEs have also issued guidance on how they will handle servicer advances for loans that back Agency MBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. The results of these measures are likely to suppress refinancing activity during the forbearance period, but potentially increase refinancing activity once the forbearance period ends as delinquent loans are repurchased by the GSEs. A policy adopted by the GSEs in April 2020 approving the purchase of certain single-family mortgages in forbearance was not extended beyond December, meaning that mortgages originated after December 31, 2020 that enter delinquency or forbearance before delivery to the GSEs are ineligible for delivery. On February 9, 2021, the FHFA extended the foreclosure moratorium begun under the CARES Act for loans backed by Fannie Mae and Freddie Mac to March 31, 2021, and on February 16, 2021, the U.S. Housing and Urban Development Department extended the foreclosure moratorium for federally backed loans to June 30, 2021. Borrowers have the right to request and obtain a forbearance of 180 days, and an extension of an additional 180 days, upon a claim of pandemic-related financial hardship. Borrowers may also request up to two additional three-month extensions, up to a maximum of 18 months of total forbearance.

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

Measures intended to prevent the spread of COVID-19 have disrupted our ability to operate our business.

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, all of our employees are working remotely. If our employees are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our operations would be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our executive offices and principal administrative offices are located at 3305 Flamingo Drive, Vero Beach, Florida, 32963, in an office building which Bimini Capital owns. This facility is shared with our subsidiaries and Orchid. This property is suitable and adequate for our business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS.

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of December 31, 2020 related to the Citigroup demand.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”.  As of March 15, 2021, we had 11,608,555 shares of Class A Common Stock issued and outstanding, which were held by 177 shareholders of record and 1,113 beneficial owners whose shares were held in “street name” by brokers and depository institutions.

As of March 15, 2021, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record and 31,938 shares of Class C Common Stock outstanding, which were held by one holder of record. There is no established public trading market for our Class B Common Stock or Class C Common Stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans

On August 12, 2011, Bimini Capital’s shareholders approved the 2011 Long Term Compensation Plan (the “Plan”).  The Plan is intended to permit the grant of stock options, stock appreciation rights (“SARs”), stock awards, performance units and other equity-based and incentive awards up to an aggregate of 4,000,000 shares (but no more than 10% of the number of shares of Class A Common Stock outstanding on any particular grant date), subject to adjustments and limitations as provided in the Plan.  The following table provides information as of December 31, 2020 concerning shares of our common stock authorized for issuance under the Plan.

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
(2)
Represents the maximum number of shares remaining available for future issuance under the terms of the Incentive Plan irrespective of the 10% limitation described above.  Taking into account the 10% limitation and the number of shares of Class A Common Stock outstanding as of December 31, 2020, no shares are available for future issuance under the terms of the Incentive Plan as of December 31, 2020.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

On March 26, 2018, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's Class A common stock. The maximum remaining number of shares that may be repurchased under this authorization is 429,596 shares. The authorization, as currently extended, expires on November 15, 2021. The Company did not repurchase any of its common stock during the three months ended December 31, 2020.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 8 of this Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

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

Impact of the COVID-19 Pandemic

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions.  In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values and closed several of our hedge positions. During this period, we sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million.

The Agency MBS market largely stabilized after the Federal Reserve (the “Fed”) announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. Agency MBS valuations have increased substantially since the end of March 2020. As of December 31, 2020, we had timely satisfied all margin calls.

In response to the Shelter in Place order issued in Florida in March 2020, management has invoked the Company’s Disaster Recovery Plan and its employees are working remotely. Prior planning resulted in the successful implementation of this plan and key operational team members maintain daily communication.

In addition, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which will provide billions of dollars of relief to individuals, businesses, state and local governments, and the health care system suffering the impact of the pandemic, including mortgage loan forbearance and modification programs to qualifying borrowers who may have difficulty making their loan payments. On April 13, 2020, the Company received $152,000 through the Paycheck Protection Program of the CARES Act in the form of a low interest loan.  The Company has evaluated the other provisions of the CARES Act and does not believe it will have material effect on our consolidated financial statements. The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency MBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. During the forbearance period the Company will continue to receive scheduled principal and interest each month on its Agency MBS securities. There can be no assurance as to how, in the long term, these and other actions by the U.S. government will affect the efficiency, liquidity and stability of the financial and mortgage markets. To the extent the financial or mortgage markets do not respond favorably to any of these actions, or such actions do not function as intended, our business, results of operations and financial condition may continue to be materially adversely affected.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of the Company approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to the Repurchase Plan, we may purchase up to 500,000 shares of the Company’s Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares.  The Repurchase Plan, as currently extended, expires on November 15, 2021. The authorization for the Share Repurchase Plan may be terminated, increased or decreased by the Company’s Board of Directors in its discretion at any time.

From commencement of the Repurchase Plan, through December 31, 2020, we repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

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

Results of Operations

Described below are the Company’s results of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Net (Loss) Income Summary

Consolidated net loss for the year ended December 31, 2020 was $5.5 million, or $0.47 basic and diluted loss per share of Class A Common Stock, as compared to consolidated net income of $13.3 million, or $1.09 basic and diluted income per share of Class A Common Stock, for the year ended December 31, 2019.

The components of net (loss) income for the years ended December 31, 2020 and 2019, along with the changes in those components are presented in the table below:

(in thousands)
	2020	2019	Change
Advisory services revenue	$6,795	$6,908	$(113)
Interest and dividend income	5,517	9,328	(3,811)
Interest expense	(2,225)	(6,175)	3,950
Net revenues	10,087	10,061	26
Other expense	(10,279)	(603)	(9,676)
Expenses	(6,666)	(6,440)	(226)
Net (loss) income before income tax benefit	(6,858)	3,018	(9,876)
Income tax benefit	(1,369)	(10,282)	9,463
Net (loss) income	$(5,489)	$13,300	$(18.789)

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for the years ended December 31, 2020 and 2019 and for each quarter during 2020 and 2019. As a result of the market turmoil during the first quarter of 2020 several hedge positions where closed.  However, the hedges closed were hedges that covered periods well beyond the first quarter of 2020.  Accordingly, the open equity at the time these hedges were closed will result in adjustments to economic interest expense through the balance of their respective original hedge periods.  Since the Company’s portfolio was significantly reduced during the first quarter of 2020, the effect of applying the open equity at the time of closure of these hedge instruments to the current, and much smaller, repurchase agreement interest expense amounts could materially impact the economic interest amounts reported below.

Gains (Losses) on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
	Recognized in
	Statement of	TBA
	Operations	Securities	Futures
Three Months Ended	(GAAP)	Income (Loss)	Contracts
December 31, 2020	$-	$-	$-
September 30, 2020	-	-	-
June 30, 2020	(2)	-	(2)
March 31, 2020	(5,291)	(1,441)	(3,850)
December 31, 2019	287	(192)	479
September 30, 2019	(483)	(204)	(279)
June 30, 2019	(3,364)	(734)	(2,630)
March 31, 2019	(2,258)	(1,067)	(1,191)
Years Ended
December 31, 2020	$(5,293)	$(1,441)	$(3,852)
December 31, 2019	(5,818)	(2,197)	(3,621)

Gains (Losses) on Futures Contracts
(in thousands)
	Attributed to Current Period (Non-GAAP)			Attributed to Future Periods (Non-GAAP)
		Junior			Junior		Statement
	Repurchase	Subordinated		Repurchase	Subordinated		of
Three Months Ended	Agreements	Debt	Total	Agreements	Debt	Total	Operations
December 31, 2020	$(615)	$(40)	$(655)	$615	$40	$655	$-
September 30, 2020	(1,065)	(40)	(1,105)	1,065	40	1,105	-
June 30, 2020	(456)	(40)	(496)	456	38	494	(2)
March 31, 2020	(456)	(40)	(496)	(2,879)	(475)	(3,354)	(3,850)
December 31, 2019	510	56	566	(50)	(37)	(87)	479
September 30, 2019	(124)	61	(63)	(155)	(61)	(216)	(279)
June 30, 2019	(226)	43	(183)	(2,215)	(232)	(2,447)	(2,630)
March 31, 2019	5	65	70	(976)	(285)	(1,261)	(1,191)
Years Ended
December 31, 2020	$(2,592)	$(160)	$(2,752)	$(743)	$(357)	$(1,100)	$(3,852)
December 31, 2019	165	225	390	(3,396)	(615)	(4,011)	(3,621)

Economic Net Portfolio Interest Income
(in thousands)
		Interest Expense on Repurchase Agreements			Net Portfolio
			Effect of		Interest Income
	Interest	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Income	Basis	Hedges(1)	Basis(2)	Basis	Basis(3)
December 31, 2020	$597	$43	$(615)	$658	$554	$(61)
September 30, 2020	604	43	(1,065)	1,108	561	(504)
June 30, 2020	523	60	(456)	516	463	7
March 31, 2020	2,040	928	(456)	1,384	1,112	656
December 31, 2019	1,899	948	510	438	951	1,461
September 30, 2019	1,646	1,002	(124)	1,126	644	520
June 30, 2019	2,134	1,340	(226)	1,566	794	568
March 31, 2019	2,190	1,313	5	1,308	877	882
Years Ended
December 31, 2020	$3,764	$1,074	$(2,592)	$3,666	$2,690	$98
December 31, 2019	7,869	4,603	165	4,438	3,266	3,431

(1)	Reflects the effect of derivative instrument hedges for only the period presented.
(2)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(3)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.

Economic Net Interest Income
(in thousands)
	Net Portfolio		Interest Expense on Long-Term Debt
	Interest Income			Effect of		Net Interest Income
	GAAP	Economic	GAAP	Non-GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(1)	Basis	Hedges(2)	Basis(3)	Basis	Basis(4)
December 31, 2020	$554	$(61)	$257	$(40)	$297	$297	$(358)
September 30, 2020	561	(504)	261	(40)	301	300	(805)
June 30, 2020	463	7	282	(40)	322	181	(315)
March 31, 2020	1,112	656	350	(40)	390	762	266
December 31, 2019	951	1,461	376	56	320	575	1,141
September 30, 2019	644	520	390	61	329	254	191
June 30, 2019	794	568	400	43	357	394	211
March 31, 2019	877	882	406	65	341	471	541
Years Ended
December 31, 2020	$2,690	$98	$1,150	$(160)	$1,310	$1,540	$(1,212)
December 31, 2019	3,266	3,431	1,572	225	1,347	1,694	2,084

(1)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net portfolio interest income.
(2)	Reflects the effect of derivative instrument hedges for only the period presented.
(3)	Calculated by subtracting the effect of derivative instrument hedges attributed to the period presented from GAAP interest expense.
(4)	Calculated by adding the effect of derivative instrument hedges attributed to the period presented to GAAP net interest income.

Segment Information

We have two operating segments. The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. The investment portfolio segment includes the investment activities conducted by Royal Palm.  Segment information for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2020
Advisory services, external customers	$6,795	$-	$-		$-	$6,795
Advisory services, other operating segments(1)	152	-	-		(152)	-
Interest and dividend income	-	5,517	-		-	5,517
Interest expense	-	(1,074)	(1,151	)(2)	-	(2,225)
Net revenues	6,947	4,443	(1,151)		(152)	10,087
Other expense	-	(9,825)	(454	)(3)	-	(10,279)
Operating expenses(4)	(3,653)	(3,014)	-		-	(6,667)
Intercompany expenses(1)	-	(152)	-		152	-
Income (loss) before income taxes	$3,294	$(8,548)	$(1,605)		$-	$(6,859)
Assets	$1,469	$113,764	$13,468		$-	$128,701

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$6,908	$-	$-		$-	$6,908
Advisory services, other operating segments(1)	271	-	-		(271)	-
Interest and dividend income	-	9,327	1			9,328
Interest expense	-	(4,603)	(1,572	)(2)		(6,175)
Net revenues	7,179	4,724	(1,571)		(271)	10,061
Other income (expense)	-	112	(715	)(3)		(603)
Operating expenses(4)	(2,750)	(3,690)	-			(6,440)
Intercompany expenses(1)	-	(271)	-		271	-
Income (loss) before income taxes	$4,429	$875	$(2,286)		$-	$3,018
Assets	$1,457	$263,223	$14,809		$-	$279,489

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

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

In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 2022 and provides for automatic one-year extension options. Should Orchid terminate the management agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue received from Orchid for the years ended December 31, 2020 and 2019 and each quarter during 2020 and 2019.

($ in thousands)
	Average	Average	Advisory Services
	Orchid	Orchid	Management	Overhead
Three Months Ended	MBS	Equity	Fee	Allocation	Total
December 31, 2020	$3,633,631	$387,503	$1,384	$442	$1,826
September 30, 2020	3,422,564	368,588	1,252	377	1,629
June 30, 2020	3,126,779	361,093	1,268	347	1,615
March 31, 2020	3,269,859	376,673	1,377	348	1,725
December 31, 2019	3,705,920	414,018	1,477	379	1,856
September 30, 2019	3,674,087	394,788	1,440	351	1,791
June 30, 2019	3,307,885	363,961	1,326	327	1,653
March 31, 2019	3,051,509	363,204	1,285	323	1,608
Years Ended
December 31, 2020	$3,363,208	$373,464	$5,281	$1,514	$6,795
December 31, 2019	3,434,850	383,993	5,528	1,380	6,908

Investment Portfolio Segment

Net Portfolio Interest Income

We define net portfolio interest income as interest income on MBS less interest expense on repurchase agreement funding.  During the year ended December 31, 2020, we generated $2.7 million of net portfolio interest income, consisting of $3.8 million of interest income from MBS assets offset by $1.1 million of interest expense on repurchase liabilities.  For the year ended December 31, 2019, we generated $3.3 million of net portfolio interest income, consisting of $7.9 million of interest income from MBS assets offset by $4.6 million of interest expense on repurchase liabilities.  The $4.1 million decrease in interest income for the year ended December 31, 2020 was due to a 75 basis point ("bp") increase in yields earned on the portfolio, combined with a $119.8 million decrease in average MBS balances.  The $3.5 million decrease in interest expense for the year ended December 31, 2020 was due to a 104 bp decrease in cost of funds, combined with a $111.8 million decrease in average repurchase liabilities.

Our economic interest expense on repurchase liabilities for the years ended December 31, 2020 and 2019 was $3.7 million and $4.4 million, respectively, resulting in $0.1 million and $3.4 million of economic net portfolio interest income, respectively.

The tables below provide information on our portfolio average balances, interest income, yield on assets, average repurchase agreement balances, interest expense, cost of funds, net interest income and net interest rate spread for each quarter in 2020 and 2019 and for the years ended December 31, 2020 and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average		Yield on	Average	Interest Expense		Average Cost of Funds
	MBS	Interest	Average	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Held(1)	Income(2)	MBS	Agreements(1)	Basis	Basis(2)	Basis	Basis(3)
December 31, 2020	$69,161	$597	3.45%	$67,878	$43	$658	0.25%	3.88%
September 30, 2020	62,981	604	3.84%	61,151	43	1,108	0.28%	7.24%
June 30, 2020	53,630	523	3.90%	51,987	60	516	0.46%	3.97%
March 31, 2020	136,142	2,040	5.99%	131,156	928	1,384	2.83%	4.22%
December 31, 2019	190,534	1,899	3.99%	182,215	948	438	2.08%	0.96%
September 30, 2019	187,199	1,646	3.52%	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	211,406	2,134	4.04%	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	212,033	2,190	4.13%	199,771	1,313	1,308	2.63%	2.62%
Years Ended
December 31, 2020	$80,479	$3,764	4.68%	$78,043	$1,074	$3,666	1.38%	4.70%
December 31, 2019	200,293	7,869	3.93%	189,863	4,603	4,438	2.42%	2.34%

($ in thousands)
	Net Portfolio		Net Portfolio
	Interest Income		Interest Spread
	GAAP	Economic	GAAP	Economic
Three Months Ended	Basis	Basis(2)	Basis	Basis(4)
December 31, 2020	$554	$(61)	3.20%	(0.43)%
September 30, 2020	561	(504)	3.56%	(3.41)%
June 30, 2020	463	7	3.44%	(0.07)%
March 31, 2020	1,112	656	3.16%	1.77%
December 31, 2019	951	1,461	1.91%	3.03%
September 30, 2019	644	520	1.26%	0.98%
June 30, 2019	794	568	1.36%	0.91%
March 31, 2019	877	882	1.50%	1.51%
Years Ended
December 31, 2020	$2,690	$98	3.30%	(0.02)%
December 31, 2019	3,266	3,431	1.51%	1.59%

(1)
Portfolio yields and costs of borrowings presented in the tables above and the tables on pages 48 and 49 are calculated based on the average balances of the underlying investment portfolio/repurchase agreement balances and are annualized for the periods presented.

(2)	Economic interest expense and economic net interest income presented in the tables above and the tables on page 49 include the effect of derivative instrument hedges for only the period presented.
(3)	Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)	Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest income was $3.8 million for the year ended December 31, 2020 and $7.9 million for year ended December 31, 2019. Average MBS holdings were $80.5 million and $200.3 million for the years ended December 31, 2020 and 2019, respectively. The $4.1 million decrease in interest income was due to a $119.8 million decrease in average MBS holdings, offset by a 75 bp increase in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured MBS and pass-through MBS (“PT MBS”) for the years ended December 31, 2020 and 2019 and each quarter during 2020 and 2019.

($ in thousands)
	Average MBS Held			Interest Income			Realized Yield on Average MBS
	PT	Structured		PT	Structured		PT	Structured
Three Months Ended	MBS	MBS	Total	MBS	MBS	Total	MBS	MBS	Total
December 31, 2020	$68,842	$319	$69,161	$598	$(1)	$597	3.47%	(1.20)%	3.45%
September 30, 2020	62,564	417	62,981	588	16	604	3.76%	15.35%	3.84%
June 30, 2020	53,101	529	53,630	502	21	523	3.78%	16.12%	3.90%
March 31, 2020	135,044	1,098	136,142	2,029	11	2,040	6.01%	3.93%	5.99%
December 31, 2019	188,884	1,650	190,534	1,870	29	1,899	3.96%	6.90%	3.99%
September 30, 2019	185,309	1,890	187,199	1,652	(6)	1,646	3.57%	(1.15)%	3.52%
June 30, 2019	209,171	2,235	211,406	2,111	23	2,134	4.04%	4.01%	4.04%
March 31, 2019	209,469	2,564	212,033	2,143	47	2,190	4.09%	7.42%	4.13%
Years Ended
December 31, 2020	$79,888	$591	$80,479	$3,717	$47	$3,764	4.65%	7.98%	4.68%
December 31, 2019	198,208	2,085	200,293	7,776	93	7,869	3.92%	4.46%	3.93%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average outstanding repurchase agreements were $78.0 million and $189.9 million, generating interest expense of $1.1 million and $4.6 million for the years ended December 31, 2020 and 2019, respectively.  Our average cost of funds was 1.38% and 2.42% for the years ended December 31, 2020 and 2019, respectively.  There was a 104 bp decrease in the average cost of funds and a $111.8 million decrease in average outstanding repurchase agreements during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Our economic interest expense was $3.7 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. There was a 236 bp increase in the average economic cost of funds to 4.70% for the year ended December 31, 2020 from 2.34% for the previous year. The $0.7 million decrease in economic interest expense was due to a combination of the 104 bp decrease in the average cost of funds noted above and the $111.8 million decrease in average outstanding repurchase agreements during the year ended December 31, 2020.

Since all of our repurchase agreements are short-term, changes in market rates directly affect our interest expense.  Our average cost of funds calculated on a GAAP basis was 10 bps above average one-month LIBOR and 2 bps below average six-month LIBOR for the quarter ended December 31, 2020.  Our average economic cost of funds was 373 bps above average one-month LIBOR and 361 bps above average six-month LIBOR for the quarter ended December 31, 2020. The average term to maturity of the outstanding repurchase agreements increased from 24 days at December 31, 2019 to 33 days at December 31, 2020.

The tables below present the average outstanding balance under all repurchase agreements, interest expense and average economic cost of funds, and average one-month and six-month LIBOR rates for each quarter in 2020 and 2019 and for the years ended December 31, 2020 and 2019 on both a GAAP and economic basis.

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Three Months Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2020	$67,878	$43	$658	0.25%	3.88%
September 30, 2020	61,151	43	1,108	0.28%	7.24%
June 30, 2020	51,987	60	516	0.46%	3.97%
March 31, 2020	131,156	928	1,384	2.83%	4.22%
December 31, 2019	182,215	948	438	2.08%	0.96%
September 30, 2019	177,566	1,002	1,126	2.26%	2.54%
June 30, 2019	199,901	1,340	1,566	2.68%	3.13%
March 31, 2019	199,771	1,313	1,308	2.63%	2.62%

($ in thousands)
	Average
	Balance of	Interest Expense		Average Cost of Funds
	Repurchase	GAAP	Economic	GAAP	Economic
Years Ended	Agreements	Basis	Basis	Basis	Basis
December 31, 2020	$78,043	$1,074	3,666	1.38%	4.70%
December 31, 2019	189,863	4,603	4,438	2.42%	2.34%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Three Months Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2020	0.15%	0.27%	0.10%	(0.02)%	3.73%	3.61%
September 30, 2020	0.17%	0.35%	0.11%	(0.07)%	7.08%	6.90%
June 30, 2020	0.55%	0.70%	(0.09)%	(0.24)%	3.42%	3.27%
March 31, 2020	1.34%	1.43%	1.49%	1.40%	2.88%	2.79%
December 31, 2019	1.90%	1.98%	0.18%	0.10%	(0.94)%	(1.02)%
September 30, 2019	2.22%	2.18%	0.04%	0.08%	0.32%	0.36%
June 30, 2019	2.45%	2.49%	0.23%	0.19%	0.68%	0.64%
March 31, 2019	2.50%	2.77%	0.13%	(0.14)%	0.12%	(0.15)%

			Average GAAP Cost of Funds		Average Economic Cost of Funds
			Relative to Average		Relative to Average
	Average LIBOR		One-Month	Six-Month	One-Month	Six-Month
Years Ended	One-Month	Six-Month	LIBOR	LIBOR	LIBOR	LIBOR
December 31, 2020	0.55%	0.69%	0.83%	0.69%	4.15%	4.01%
December 31, 2019	2.27%	2.35%	0.15%	0.07%	0.07%	(0.01)%

Dividend Income

We owned 1,520,036 shares of Orchid common stock as of December 31, 2019. We acquired 1,075,321 additional shares during the year ended December 31, 2020, bringing our total ownership to 2,595,357 shares. Orchid paid total dividends of $0.79 per share during 2020 and $0.96 per share during 2019.  During the years ended December 31, 2020 and 2019, we received dividends on this common stock investment of approximately $1.8 million and $1.5 million, respectively.

Long-Term Debt

Junior Subordinated Debt

Interest expense on our junior subordinated debt securities was approximately $1.1 million and $1.6 million for the years ended December 31, 2020 and 2019, respectively.  The average rate of interest paid for the year ended December 31, 2020 was 4.22% compared to 5.94% for the year ended December 31, 2019.  The junior subordinated debt securities pay interest at a floating rate.  The rate is adjusted quarterly and set at a spread of 3.50% over the prevailing three-month LIBOR rate on the determination date.  As of December 31, 2020, the interest rate was 3.72%.

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

Gains or Losses and Other Income

The table below presents our gains or losses and other income for the years ended December 31, 2020 and 2019.

(in thousands)
	2020	2019	Change
Realized (losses) gains on sales of MBS	$(5,745)	$23	$(5,768)
Unrealized gains on MBS	112	6,338	(6,226)
Total (losses) gains on MBS	(5,633)	6,361	(11,994)
Losses on derivative instruments	(5,293)	(5,818)	525
Gains on retained interests in securitizations	59	315	(256)
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	584	(821)	1,405

We invest in MBS with the intent to earn net income from the realized yield on those assets over their related funding and hedging costs, and not for the purpose of making short term gains from trading in these securities.   However, we have sold, and may continue to sell, existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns in light of current or anticipated interest rates, federal government programs or general economic conditions or to manage our balance sheet as part of our asset/liability management strategy.  During the year ended December 31, 2020, we received proceeds of $176.2 million from the sales of MBS compared to $44.0 million for the year ended December 31, 2019.

The fair value of our MBS portfolio and derivative instruments, and the gains (losses) reported on those financial instruments, are sensitive to changes in interest rates.  The table below presents historical interest rate data as of each quarter end during 2020 and 2019.

			15 Year	30 Year	Three
	5 Year	10 Year	Fixed-Rate	Fixed-Rate	Month
	Treasury Rate(1)	Treasury Rate(1)	Mortgage Rate(2)	Mortgage Rate(2)	Libor(3)
December 31, 2020	0.36%	0.92%	2.22%	2.68%	0.23%
September 30, 2020	0.27%	0.68%	2.39%	2.89%	0.24%
June 30, 2020	0.29%	0.65%	2.60%	3.16%	0.31%
March 31, 2020	0.38%	0.70%	2.89%	3.45%	1.10%
December 31, 2019	1.69%	1.92%	3.18%	3.72%	1.91%
September 30, 2019	1.55%	1.68%	3.12%	3.61%	2.13%
June 30, 2019	1.76%	2.00%	3.24%	3.80%	2.40%
March 31, 2019	2.24%	2.41%	3.72%	4.27%	2.61%

(1)	Historical 5 Year and 10 Year Treasury Rates are obtained from quoted end of day prices on the Chicago Board Options Exchange.
(2)	Historical 30 Year and 15 Year Fixed Rate Mortgage Rates are obtained from Freddie Mac’s Primary Mortgage Market Survey.
(3)	Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration Ltd.

Operating Expenses

For the year ended December 31, 2020, our total operating expenses were approximately $6.7 million compared to approximately $6.4 million for the year ended December 31, 2019. The table below presents a breakdown of operating expenses for the years ended December 31, 2020 and 2019.

(in thousands)
	2020	2019	Change
Compensation and benefits	$4,235	$4,116	$119
Legal fees	145	148	(3)
Accounting, auditing and other professional fees	431	342	89
Directors’ fees and liability insurance	691	654	37
Administrative and other expenses	1,165	1,180	(15)
	$6,667	$6,440	$227

Financial Condition:

Mortgage-Backed Securities

As of December 31, 2020, our MBS portfolio consisted of $65.2 million of agency or government MBS at fair value and had a weighted average coupon of 3.89%.  During the year ended December 31, 2020, we received principal repayments of $13.9 million compared to $22.7 million for the year ended December 31, 2019.  The average prepayment speeds for the quarters ended December 31, 2020 and 2019 were 14.4% and 15.6%, respectively.

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

		Structured
	PT MBS	MBS	Total
Three Months Ended	Portfolio (%)	Portfolio (%)	Portfolio (%)
December 31, 2020	12.8	24.5	14.4
September 30, 2020	13.0	32.0	15.8
June 30, 2020	12.4	25.0	15.3
March 31, 2020	11.6	18.1	13.7
December 31, 2019	15.6	15.6	15.6
September 30, 2019	9.5	16.2	10.5
June 30, 2019	9.9	14.6	10.5
March 31, 2019	5.7	13.4	6.8

The following tables summarize certain characteristics of our PT MBS and structured MBS as of December 31, 2020 and 2019:

($ in thousands)
				Weighted
		Percentage		Average
		of	Weighted	Maturity
	Fair	Entire	Average	in	Longest
Asset Category	Value	Portfolio	Coupon	Months	Maturity
December 31, 2020
Fixed Rate PT MBS	$64,902	99.6%	3.89%	333	1-Aug-50
Interest-Only Securities	251	0.4%	3.56%	299	15-Jul-48
Inverse Interest-Only Securities	25	0.0%	5.84%	221	15-May-39
Total Mortgage Assets	$65,178	100.0%	3.89%	333	1-Aug-50
December 31, 2019
Fixed Rate PT MBS	$216,231	99.3%	4.25%	316	1-Nov-49
Interest-Only Securities	1,024	0.4%	3.65%	281	15-Jul-48
Inverse Interest-Only Securities	586	0.3%	4.77%	254	25-Apr-41
Total Mortgage Assets	$217,841	100.0%	4.25%	316	1-Nov-49

($ in thousands)
	December 31, 2020		December 31, 2019
		Percentage of		Percentage of
Agency	Fair Value	Entire Portfolio	Fair Value	Entire Portfolio
Fannie Mae	$38,946	59.8%	$203,321	93.3%
Freddie Mac	26,232	40.2%	14,499	6.7%
Ginnie Mae	-	0.0%	21	0.0%
Total Portfolio	$65,178	100.0%	$217,841	100.0%

	December 31, 2020	December 31, 2019
Weighted Average Pass-through Purchase Price	$109.51	$107.12
Weighted Average Structured Purchase Price	$4.28	$6.39
Weighted Average Pass-through Current Price	$112.67	$108.77
Weighted Average Structured Current Price	$3.20	$6.91
Effective Duration (1)	3.309	3.196

(1)
Effective duration is the approximate percentage change in price for a 100 bp change in rates.  An effective duration of 3.309 indicates that an interest rate increase of 1.0% would be expected to cause a 3.309% decrease in the value of the MBS in our investment portfolio at December 31, 2020.  An effective duration of 3.196 indicates that an interest rate increase of 1.0% would be expected to cause a 3.196% decrease in the value of the MBS in our investment portfolio at December 31, 2019. These figures include the structured securities in the portfolio but do include the effect of our funding cost hedges. Effective duration quotes for individual investments are obtained from The Yield Book, Inc.

The following table presents a summary of our portfolio assets acquired during the years ended December 31, 2020 and 2019.

($ in thousands)
	2020			2019
	Total Cost	Average Price	Weighted Average Yield	Total Cost	Average Price	Weighted Average Yield
PT MBS	$43,130	$111.44	1.99%	$65,781	$108.77	2.73%

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

We face the risk that the market value of our PT MBS assets will increase or decrease at different rates than that of our structured MBS or liabilities, including our hedging instruments. Accordingly, we assess our interest rate risk by estimating the duration of our assets and the duration of our liabilities. We generally calculate duration and effective duration using various third-party models or obtain these quotes from third-parties.  However, empirical results and various third-party models may produce different duration numbers for the same securities.

The following sensitivity analysis shows the estimated impact on the fair value of our interest rate-sensitive investments and hedge positions as of December 31, 2020, assuming rates instantaneously fall 100 bps, rise 100 bps and rise 200 bps, adjusted to reflect the impact of convexity, which is the measure of the sensitivity of our hedge positions and Agency MBS’ effective duration to movements in interest rates.

($ in thousands)
	Fair	$ Change in Fair Value			% Change in Fair Value
MBS Portfolio	Value	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Fixed Rate MBS	$64,902	$2,017	$(2,568)	$(5,782)	3.11%	(3.96)%	(8.91)%
Interest-Only MBS	251	(45)	96	170	(18.07)%	38.15%	67.49%
Inverse Interest-Only MBS	25	1	(3)	(7)	3.36%	(13.94)%	(29.36)%
Total MBS Portfolio	$65,178	$1,973	$(2,475)	$(5,619)	3.03%	(3.80)%	(8.62)%

($ in thousands)
	Notional	$ Change in Fair Value			% Change in Fair Value
	Amount(1)	-100BPS	+100BPS	+200BPS	-100BPS	+100BPS	+200BPS
Eurodollar Futures Contracts
	$1,000	$(10)	$10	$20	(1.00)%	1.00%	2.00%

Gross Totals		$1,963	$(2,465)	$(5,599)

(1)	Represents the average contract/notional amount of Eurodollar futures contracts.

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

Repurchase Agreements

As of December 31, 2020, we had established borrowing facilities in the repurchase agreement market with a number of commercial banks and other financial institutions and had borrowings in place with five of these counterparties. We believe these facilities provide borrowing capacity in excess of our needs.  None of these lenders are affiliated with the Company. These borrowings are secured by our MBS and cash.

As of December 31, 2020, we had obligations outstanding under the repurchase agreements of approximately $65.1 million with a net weighted average borrowing cost of 0.25%. The remaining maturity of our outstanding repurchase agreement obligations ranged from 6 to 133 days, with a weighted average maturity of 33 days.  Securing the repurchase agreement obligation as of December 31, 2020 are MBS with an estimated fair value, including accrued interest, of $65.4 million and a weighted average maturity of 334 months, and cash posted as collateral of $3.4 million.  Through March 15, 2021, we have been able to maintain our repurchase facilities with comparable terms to those that existed at December 31, 2020 with maturities through August 5, 2021.

The table below presents information about our period-end and average repurchase agreement obligations for each quarter in 2020 and 2019.

($ in thousands)
	Ending	Maximum	Average	Difference Between Ending
	Balance	Balance	Balance	Repurchase Agreements and
	of Repurchase	of Repurchase	of Repurchase	Average Repurchase Agreements
Three Months Ended	Agreements	Agreements	Agreements	Amount	Percent
December 31, 2020	$65,071	$70,684	$67,878	$(2,807)	(4.14)%
September 30, 2020	70,685	70,794	61,151	9,534	15.59	%(1)
June 30, 2020	51,617	52,068	51,987	(370)	(0.71)%
March 31, 2020	52,357	214,921	131,156	(78,799)	(60.08	)%(2)
December 31, 2019	209,954	239,243	182,215	27,739	15.22	%(3)
September 30, 2019	154,475	200,552	177,566	(23,091)	(13.00	)%(4)
June 30, 2019	200,656	200,776	199,901	755	0.38%
March 31, 2019	199,146	200,113	199,771	(625)	(0.31)%

(1)
The higher ending balance relative to the average balance during the quarter ended September 30, 2020 reflects the increase in the portfolio. During the quarter ended September 30, 2020, the Company's investment in PT MBS increased $20.4 million.

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

Liquidity and Capital Resources

Liquidity is our ability to turn non-cash assets into cash, purchase additional investments, repay principal and interest on borrowings, fund overhead and fulfill margin calls.  Our primary immediate sources of liquidity include cash balances, unencumbered assets, the availability to borrow under repurchase agreements, and fees and dividends received from Orchid.  Our borrowing capacity will vary over time as the market value of our interest earning assets varies.  Our investments also generate liquidity on an on-going basis through payments of principal and interest we receive on our MBS portfolio. In addition, during the year ended December 31, 2020, we received U.S. Federal income tax refunds of approximately $1.4 million related to the 2018 tax year and approximately $0.2 million related to the 2019 tax year.

The COVID-19 pandemic has adversely affected our liquidity, assets under management and operating results.  As disclosed in detail elsewhere in this report, during March 2020, we significantly reduced our MBS assets to meet margin calls and repay debt.  This reduction in our investment portfolio will impact our ability to generate income in the future.  However, management believes that we currently have sufficient liquidity and capital resources available for at least one year from the date of issuance of this Form 10-K for (a) the management of our existing MBS portfolio, (b) to service our management agreement to Orchid, (c) to make all scheduled payments on borrowings, (d) for the payment of overhead and operating expenses, and (e) the payment of other accrued obligations.

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

In future periods we expect to continue to finance our activities through repurchase agreements.  As of December 31, 2020, we had cash and cash equivalents of $7.6 million.  We generated cash flows of $18.2 million from principal and interest payments on our MBS portfolio and had average repurchase agreements outstanding of $78.0 million during the year ended December 31, 2020.  In addition, during the year ended December 31, 2020, we received approximately $6.8 million in management fees and expense reimbursements as manager of Orchid and approximately $1.8 million in dividends from our investment in Orchid common stock.

In order to generate additional cash to be invested in our MBS portfolio, on October 30, 2019, we obtained a $680,000 loan secured by a mortgage on the Company’s office property.  The loan is payable in equal monthly principal and interest installments of approximately $4,500 through October 30, 2039. Interest accrued at 4.89%, through October 30, 2024. Thereafter, interest accrued based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of five years, plus 3.25%.  Net loan proceeds were approximately $651,000.  In addition, during 2020, we completed the sale of real property that was not used in the Company’s business.  The net proceeds from this sale were approximately $462,000.

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

The table below summarizes the effect that certain future contractual obligations existing as of December 31, 2020 will have on our liquidity and cash flows.

(in thousands)
	Obligations Maturing
	Within	One to Three	Three to Five	More than Five	Total
	Year	Years	Years	Years	Total
Repurchase agreements	$65,071	$-	$-	$-	$65,071
Interest expense on repurchase agreements(1)	77	-	-	-	77
Junior subordinated notes(2)	-	-	-	26,000	26,000
Interest expense on junior subordinated notes(1)	1,025	1,959	1,962	9,760	14,706
Principal and interest on mortgage loan(1)	54	107	107	750	1,018
Totals	$66,227	$2,066	$2,069	$36,510	$106,872

(1)
Interest expense on repurchase agreements, junior subordinated notes and mortgage loan are based on current interest rates as of December 31, 2020 and the remaining term of liabilities existing at that date.

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

Economic Summary

COVID-19 related events dominated markets during the fourth quarter of 2020.  The feared winter surge materialized, and new cases of COVID-19, hospitalizations and deaths exceeded the levels seen during the spring or summer surge in the Southern U.S., and by a considerable margin.  This was the case both in the U.S. and across the globe. Perversely, as the effects of the pandemic spread, and it became clear the Federal government would need to pass another stimulus package to offset the effect of the pandemic on the economy, interest rates began to rise.  While the yield on the benchmark ten-year U.S. Treasury Note was under 0.70% as the third quarter came to a close, the yield exceeded 0.90% by quarter end, and nearly hit 1.00% in November.  The spike in yield in November followed the news that a vaccine with 90% effectiveness had been found and would become available by year end. The equity markets looked past the near-term negative impacts of the pandemic on economic activity and rallied, as investors focused on a potential return to normalcy in 2021 and beyond.  However, the effects of the pandemic on economic activity did indeed take hold as the quarter unfolded.  The labor market recovery reversed somewhat, and initial unemployment claims started to increase again.  Retail sales, having rebounded so strongly over the summer and fall, declined.  These events overshadowed the national elections in early November.

As the election approached, polls indicated a potential “Blue Wave” where Democrats would sweep the elections, winning the presidential election and gaining control of both houses of Congress.  Markets expected a substantially larger stimulus package if this outcome was realized than would be likely under Republican control. This potential outcome also buoyed equity markets and risk sentiment. Once the outcome of the election was known, it became clear the “Blue Wave” failed to materialize, although there was to be a run-off election for two Senate seats in Georgia on January 5, 2021.  While this left open the possibility Democrats could control the presidency and both houses of Congress, it was not considered the likely outcome. Further, the Democratic majority in the House of Representatives shrank and the presidential election outcome was much closer than polls indicated. The “Blue Wave” did not come to pass. This outcome tempered market enthusiasm for an outsized stimulus package in 2021 and market attention refocused on the prospects for a stimulus package before year end.  This ultimately came to pass with strong bipartisan support in the form of a $900 billion stimulus bill signed by President Trump in late December.

On January 5, 2021, the Democrats won both Senate seats in the run-off election and the “Blue Wave,” while more of a wavelet, was realized after all.  The Senate was split 50/50 between Republicans and Democrats with the Vice-President able to break any ties in the favor of Democrats.  Interest rates spiked as the prospects for additional stimulus were resurrected.  The yield on the 10-year U.S. Treasury Note broke above 1.00% and nearly reached 1.20% before retreating, settling into a range between approximately 1.02% and 1.15%.  This range did not hold for long and rates have since moved higher still, surpassing 1.50% in March.  After early troubles with the roll-out of the vaccine, inoculations accelerated and risk sentiment improved as the new year unfolded.  Equity markets reached new all-time high levels, and the slope of the U.S. Treasury curve steepened as the market anticipated the out-sized fiscal stimulus would stimulate inflation.  The repeated statements from Fed officials that they would be very patient in removing accommodation reinforced market sentiment and risk tolerance increased.

Legislative Response and the Federal Reserve

Congress passed the CARES Act (described below) quickly in response to the pandemic’s emergence in the spring of 2020 and followed with additional legislation over the ensuing months.  However, as certain provisions of the CARES Act have expired, such as supplemental unemployment insurance at the end of July, there appeared to be a need for additional stimulus for the economy to deal with the surge in the pandemic that occurred as cold weather set in, particularly over the Christmas holiday.  As mentioned above, the Federal government eventually passed an additional stimulus package in late December. In addition, the Fed has provided, and continues to provide, as much support to the markets and the economy as it can within the constraints of its mandate.  During the third quarter of 2020, the Fed unveiled a new monetary policy framework focused on average inflation rate targeting that allows the Fed Funds rate to remain quite low, even if inflation is expected to temporarily surpass the 2% target level. Further, the Fed will look past the presence of very tight labor markets, should they be present at the time.  This marks a significant shift from their prior policy framework, which was focused on the unemployment rate as a key indicator of impending inflation.  Adherence to this policy could steepen the U.S. Treasury curve as short-term rates could remain low for a considerable period but longer-term rates could rise given the Fed’s intention to let inflation potentially run above 2% in the future as the economy more fully recovers.  As mentioned above, this appears to be occurring early in 2021 now that effective vaccines have been found and inoculations are distributed to the most vulnerable amongst the population.

Interest Rates

Interest rates steadily increased throughout the fourth quarter as described above although levels of implied volatility remain very low by historical norms.  Mortgage rates continued to slowly decline into year-end as originators added capacity and could handle ever increasing levels of production volume.  As a result, the spread between rates available to borrowers and the implied yield on a current coupon mortgage, known as the Primary/Secondary spread, has continued to compress.  The spread is still slightly above long-term average levels so further compression is possible, meaning rates available to borrowers can remain at current levels even if U.S. Treasury rates increased. To date, interest rates have continued to increase during the first quarter of 2021, with the yield on the 10-year U.S. Treasury rate surpassing 1.60% in early March.  Rates available to borrowers have increased during the quarter, although less so than treasury rates, implying the primary/secondary spread is continuing to compress.  Prepayment speeds released during the first quarter of 2021 for January and February have not shown any significant slowing since they reflect rates available to borrowers before the recent run-up in interest rates.  The effect of the recent increase in rates will be felt in the months to come.

The Agency MBS Market

The Agency MBS market continues to be essentially bifurcated with two separate and distinct sub-markets.  Lower coupon fixed rate mortgages, coupons of 1.5% through 2.5%, are purchased by the Fed.  Fed purchase activity maintains substantial price pressure under these coupons, and they benefit from attractive TBA dollar roll drops.  Higher coupons in the TBA market do not have the benefit of Fed purchases and trade poorly.  Importantly, the Fed tends to take the worst performing collateral out of the market.  The absence of Fed purchases of higher coupons means the market is left to absorb very high prepayment speeds on these securities.  For these coupons, specified pools are in very high demand and continue to trade at very high premiums.  These premiums have ceased rising as interest rates have begun to increase, although they remain at very high levels by historical standards. The market expects prepayments on higher coupons will eventually decline as “burn out” sets in – a phenomenon whereby refinancing activity declines as borrowers are exposed to refinancing incentives for an extended period of time. Through the February prepayment report released in early March of 2021, this has yet to meaningfully occur.

Recent Legislative and Regulatory Developments

The Fed conducted large scale overnight repo operations from late 2019 until July 2020 to address disruptions in the U.S. Treasury, Agency debt and Agency MBS financing markets. These operations ceased in July 2020 after the central bank successfully tamed volatile funding costs that had threatened to cause disruption across the financial system.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On March 15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency MBS markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%, after having already lowered the Fed Funds rate by 50 bps on March 3, 2020. On June 30, 2020, Fed Chairman Powell announced expectations to maintain interest rates at this level until the Fed is confident that the economy has weathered recent events and is on track to achieve maximum employment and price stability goals. The Federal Open Market Committee (“FOMC”) has continued to reaffirm this commitment at all subsequent meetings through January of 2021, as well as an intention to allow inflation to climb modestly above their 2% target and maintain that level for a period sufficient for inflation to average 2% long term.

In response to the deterioration in the markets for U.S. Treasuries, Agency MBS and other mortgage and fixed income markets as investors liquidated investments in response to the economic crisis resulting from the actions to contain and minimize the impacts of the COVID-19 pandemic, on March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the amounts needed to support smooth market functioning. With these purchases, market conditions improved substantially, and in early April, the Fed began to gradually reduce the pace of these purchases. Currently, the Fed is committed to purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. Chairman Powell and the Fed have reiterated their commitment to this level of asset purchases at every meeting since their meeting on June 30, 2020, including their most recent meeting in January of 2021. Since March 2020, the Fed has taken various other steps to support certain other fixed income markets, to support mortgage servicers and to implement various portions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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

On December 27, 2020, President Trump signed into law an additional $900 billion coronavirus aid package as part of the Consolidated Appropriations Act, 2021, providing for extensions of many of the CARES Act policies and programs as well as additional relief. The package provided for, among other things, direct payments to most Americans with a gross income of less than $75,000 a year, extension of unemployment benefits through March 14, 2021, funding for procurement of vaccines and health providers, loans to qualified businesses, funding for rental assistance and funding for schools. On January 19, 2021, the CDC issued guidance extending eviction moratoriums for covered persons through March 31, 2021. In addition, on February 9, 2021, the FHFA announced that the foreclosure moratorium begun under the CARES Act for loans backed by Fannie Mae and Freddie Mac and the eviction moratorium for real estate owned by Fannie Mae and Freddie Mac were extended until March 31, 2021. On February 16, 2021, the U.S. Housing and Urban Development Department announced the extension of the FHA eviction and foreclosure moratorium to June 30, 2021.

In January 2019, the Trump administration made statements of its plans to work with Congress to overhaul Fannie Mae and Freddie Mac and expectations to announce a framework for the development of a policy for comprehensive housing finance reform. On September 30, 2019, the FHFA announced that Fannie Mae and Freddie Mac were allowed to increase their capital buffers to $25 billion and $20 billion, respectively, from the prior limit of $3 billion each. This step could ultimately lead to Fannie Mae and Freddie Mac being privatized and represents the first concrete step on the road to GSE reform.  On June 30, 2020, the FHFA released a proposed rule on a new regulatory framework for the GSEs which seeks to implement both a risk-based capital framework and minimum leverage capital requirements. The final rule on the new capital framework for the GSEs was published in the federal register in December 2020.  On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements allowing the GSEs to continue to retain capital up to their regulatory minimums, including buffers, as prescribed in the December rule.  These letter agreements provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the GSE has common equity Tier 1 capital of at least 3% of its assets, (ii) the GSEs will comply with the FHFA’s regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future GSE reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market.

In 2017, policymakers announced that LIBOR will be replaced by December 31, 2021. The directive was spurred by the fact that banks are uncomfortable contributing to the LIBOR panel given the shortage of underlying transactions on which to base levels and the liability associated with submitting an unfounded level. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023.  Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new SOFR, a rate based on U.S. repo trading. Many banks believe that it may take four to five years to complete the transition to SOFR despite the 2021 deadline. We will monitor the emergence of this new rate carefully as it will potentially become the new benchmark for hedges and a range of interest rate investments. At this time, however, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR.

Effective January 1, 2021, Fannie Mae, in alignment with Freddie Mac, will extend the timeframe for its delinquent loan buyout policy for Single-Family Uniform Mortgage-Backed Securities (UMBS) and Mortgage-Backed Securities (MBS) from four consecutively missed monthly payments to twenty-four consecutively missed monthly payments (i.e., 24 months past due). This new timeframe will apply to outstanding single-family pools and newly issued single-family pools and was first reflected when January 2021 factors were released on the fourth business day in February 2021.

For Agency MBS investors, when a delinquent loan is bought out of a pool of mortgage loans, the removal of the loan from the pool is the same as a total prepayment of the loan.  The respective GSEs currently anticipate, however, that delinquent loans will be repurchased in most cases before the 24-month deadline under one of the following exceptions:

• a loan that is paid in full, or where the related lien is released and/or the note debt is satisfied or forgiven;
• a loan repurchased by a seller/servicer under applicable selling and servicing requirements;
•	a loan entering a permanent modification, which generally requires it to be removed from the MBS. During any modification trial period, the loan will remain in the MBS until the trial period ends;
• a loan subject to a short sale or deed-in-lieu of foreclosure; or
• a loan referred to foreclosure.

Because of these exceptions, the GSEs currently believe based on prevailing assumptions and market conditions this change will have only a marginal impact on prepayment speeds, in aggregate. Cohort level impacts may vary. For example, more than half of loans referred to foreclosure are historically referred within six months of delinquency. The degree to which speeds are affected depends on delinquency levels, borrower response, and referral to foreclosure timelines.

The scope and nature of the actions the U.S. government or the Fed will ultimately undertake are unknown and will continue to evolve, especially in light of the COVID-19 pandemic, President Biden’s new administration and the new Congress in the United States.

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

As described above, the Agency MBS market began to experience severe dislocations in mid-March 2020 as a result of the economic, health and market turmoil brought about by COVID-19. On March 23, 2020, the Fed announced that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning, which largely stabilized the Agency MBS market, a commitment it reaffirmed on June 30, 2020, September 16, 2020, December 16, 2020 and January 27, 2021. If the Fed modifies, reduces or suspends its purchases of Agency MBS, our investment portfolio could be negatively impacted. Further, the moratoriums on foreclosures and evictions described above will likely delay potential defaults on loans that would otherwise be bought out of Agency MBS pools as described above.  Depending on the ultimate resolution of the foreclosure or evictions, when and if it occurs, these loans may be removed from the pool into which they were securitized. If this were to occur, it would have the effect of delaying a prepayment on the Company’s securities until such time. As the majority of the Company’s Agency MBS assets were acquired at a premium to par, this will tend to increase the realized yield on the asset in question.

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

Summary

COVID-19 continues to dominate the performance of the markets and economy.  While both have recovered from the depths of March 2020, especially the financial markets, the economy continues to languish.  The recovery has proven to be very uneven, with some sectors back to or near pre-pandemic levels of activity while others remain far below with little prospect for getting back to those levels soon.  The unemployment rate remains elevated - with the most recent read at 6.2% - as over nine million Americans remain out of work.

The Fed has taken, and continues to take, steps to support markets and the economy.  Stimulus from Washington and the federal government, in spite of political hurdles and a change in presidential administrations, has also provided meaningful support. The new Biden administration has proposed another $1.9 trillion stimulus package that is currently making its way through Congress.  The market expects the Fed Funds rate to remain at the effective lower bound near zero for an extended period of time.  Henceforth, the Fed appears to be willing to let inflation run above the 2% target level, even when unemployment is very low, before removing accommodation.

The Agency MBS market continues to be bifurcated between the production coupons - the target of Fed asset purchases - and higher coupons in specified pool form.  The TBA market for higher coupons remains weak as the sector lacks support from the Fed and prepayment speeds are extremely high, resulting in poor expected returns for investors.  This leads investors to look to the specified pool market - with lower expected prepayment speeds - for attractive returns.  With rates moving higher since the end of 2020 investors anticipate prepayment activity will diminish as borrowers have been exposed to refinancing incentives for such an extended period, but this has yet to materialize.  Working against the burnout effect is compression of the primary/secondary spread, keeping mortgage rates low even as U.S. Treasury rates have increased.  As interest rates have continued to increase during the first quarter of 2021, rates available to borrowers have risen as well and now exceed 3%, although the increase in mortgage rates has been less than the increase in treasury rates, implying the primary/secondary spread has continued to compress.

Now that we are closer to containment of the COVID-19 pandemic with the emergence of several very effective vaccines, market participants expect the economy will fully recover over the next year or two.  Interest rates have begun to drift higher and are likely to continue to do so absent an unexpected turn in efforts to contain the pandemic.  Nonetheless, the Fed has stated that it will stay committed to providing maximum support to the economy and Washington continues to provide fiscal stimulus, albeit subject to considerable political haggling that slows progress.  Prepayment speeds for Agency MBS will likely remain elevated until interest rates move well above current levels, and we expect that the most attractive returns available will be either in the TBA dollar roll market with lower coupons or with specified pools in higher coupons.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. GAAP requires our management to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments which could significantly affect reported assets, liabilities, revenues and expenses. Management has identified the following as its most critical accounting estimates:

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

Income Taxes

Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities represent the differences between the financial statement and income tax bases of assets and liabilities using enacted tax rates. The measurement of net deferred tax assets is adjusted by a valuation allowance if, based on the Company’s evaluation, it is more likely than not that they will not be realized. A majority of the Company’s net deferred tax assets, which consist primarily of NOLs, are expected to be realized over an extended number of years. Management’s conclusion is supported by taxable income projections which include forecasts of management fees, Orchid dividends and net interest income, and the subsequent reinvestment of those amounts into the MBS portfolio. However, management reassesses its valuation allowance conclusions whenever there is a material change in taxable income projections.

Capital Expenditures

At December 31, 2020, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any off-balance sheet arrangements.

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
Vero Beach, Florida
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bimini Capital Management, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Realizability of Deferred Tax Assets
As described in Note 13 to the consolidated financial statements, the Company has recorded $66.6 million in gross deferred tax assets as of December 31, 2020 and recorded a valuation allowance of $32.0 million. Management applies significant judgment in assessing the projections of future taxable income in the determination of the amount of deferred tax assets that are more-likely-than-not to be realized in the future. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
We identified assessing the realizability of deferred tax assets as a critical audit matter.  The principal consideration for our determination is the significant judgment required by management in formulating the forecast of taxable income over the net operating loss expiration periods, to determine the amount of deferred tax assets that were more-likely-than-not to be realized in the future. Auditing these forecasts involved especially challenging auditor judgment, including the need for specialized knowledge and skill in assessing these elements.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the positive and negative evidence in assessing whether the deferred tax assets are more-likely-than-not to be utilized, including evaluating the trends of historical financial results, projected sources of taxable income in future periods, and market information, such as interest yield curves.

•	Assessing the reasonableness of management’s historical ability to make forecasts of future taxable income, by performing a retrospective review of the prior year’s estimates.

•	Utilizing personnel with specialized knowledge and skill in tax to evaluate the forecasts of future income and tax implications.

Valuation of Investments in Mortgage-Backed Securities

As described in Notes 1 and 15 to the consolidated financial statements, the Company accounts for its mortgage-backed securities at fair value, which totaled $65.2 million at December 31, 2020.  The fair value of mortgage-backed securities is based on independent pricing sources and/or third-party broker quotes, when available. Because the price estimates may vary, management must make certain judgments and assumptions about the appropriate price to use to calculate the fair values based on various techniques including observing the most recent market for like or identical assets (including security coupon rate, maturity, yield, prepayment speed), market credit spreads, and model driven approaches.

We identified the valuation of mortgage-backed securities as a critical audit matter.  The principal considerations for our determination are: (i) the potential for bias in how management subjectively selects the price from multiple pricing sources to determine the fair value of the mortgage-backed securities and (ii) the audit effort involved, including the use of valuation professionals with specialized skill and knowledge.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the design and implementation of controls relating to the valuation of mortgaged-backed securities, including controls over management’s process to select the price from multiple pricing sources.

•
Reviewing the range of values used for each investment position, and assessing the price selected for potential management bias by comparing the price to the high, low and average of the range of pricing sources.

•	Testing the reasonableness of fair values determined by management by comparing the fair value of certain securities to recent transactions, if applicable.

•
Utilizing personnel with specialized knowledge and skill in valuation to develop an independent estimate of the fair value of each investment position by considering the stated security coupon rate, yield, maturity, and prepayment speeds, and comparing to the fair value used by management.

/s/ BDO USA, LLP
Certified Public Accountants

We have served as the Company's auditor since 2008.

West Palm Beach, Florida
March 15, 2021

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 and 2019

	2020	2019
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties	$65,153,274	$217,793,209
Unpledged	24,957	47,744
Total mortgage-backed securities	65,178,231	217,840,953
Cash and cash equivalents	7,558,342	8,070,067
Restricted cash	3,353,015	4,315,050
Investment in Orchid Island Capital, Inc. common stock, at fair value	13,547,764	8,892,211
Accrued interest receivable	202,192	750,875
Property and equipment, net	2,093,440	2,162,975
Real property held for sale	-	450,000
Deferred tax assets	34,668,467	33,288,536
Due from affiliates	632,471	622,120
Other assets	1,466,647	3,096,161
Total Assets	$128,700,569	$279,488,948

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Repurchase agreements	$65,071,113	$209,954,000
Long-term debt	27,612,781	27,481,121
Accrued interest payable	107,417	645,302
Other liabilities	1,421,409	1,431,534
Total Liabilities	94,212,720	239,511,957

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 100,000 shares designated Series A Junior Preferred Stock, 9,900,000 shares undesignated;
no shares issued and outstanding as of December 31, 2020 and 2019	-	-
Class A Common stock, $0.001 par value; 98,000,000 shares designated: 11,608,555
shares issued and outstanding as of December 31, 2020 and 2019	11,609	11,609
Class B Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2020 and 2019	32	32
Class C Common stock, $0.001 par value; 1,000,000 shares designated, 31,938 shares
issued and outstanding as of December 31, 2020 and 2019	32	32
Additional paid-in capital	332,642,758	332,642,758
Accumulated deficit	(298,166,582)	(292,677,440)
Stockholders' Equity	34,487,849	39,976,991
Total Liabilities and Equity	$128,700,569	$279,488,948
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenues:
Advisory services	$6,795,072	$6,907,910
Interest income	3,764,003	7,868,940
Dividend income from Orchid Island Capital, Inc. common stock	1,752,730	1,459,235
Total revenues	12,311,805	16,236,085
Interest expense:
Repurchase agreements	(1,073,528)	(4,602,837)
Long-term debt	(1,150,613)	(1,572,038)
Net revenues	10,087,664	10,061,210

Other income (expense)
Unrealized gains on mortgage-backed securities	111,615	6,338,000
Realized (losses) gains on mortgage-backed securities	(5,744,589)	23,078
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock	583,961	(820,819)
Losses on derivative instruments	(5,292,521)	(5,817,825)
Gains on retained interests in securitizations	58,735	314,984
Impairment of real property held for sale	-	(673,438)
Other income	3,478	32,884
Other expense, net	(10,279,321)	(603,136)

Expenses:
Compensation and related benefits	4,235,487	4,115,743
Directors' fees and liability insurance	690,713	653,825
Audit, legal and other professional fees	576,662	489,243
Administrative and other expenses	1,164,039	1,180,898
Total expenses	6,666,901	6,439,709

Net (loss) income before income tax benefit	(6,858,558)	3,018,365
Income tax benefit	(1,369,416)	(10,281,612)

Net (loss) income	$(5,489,142)	$13,299,977

Basic and Diluted Net (Loss) Income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted	$(0.47)	$1.09
CLASS B COMMON STOCK
Basic and Diluted	$(0.47)	$1.09
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted	11,608,555	12,178,160
CLASS B COMMON STOCK
Basic and Diluted	31,938	31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2020 and 2019

		Stockholders' Equity
	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total
Balances, January 1, 2019	12,773,145	$12,773	$334,919,265	$(305,977,417)	$28,954,621
Net income	-	-	-	13,299,977	13,299,977
Class A common shares repurchased and retired	(1,100,714)	(1,100)	(2,276,507)	-	(2,277,607)

Balances, December 31, 2019	11,672,431	11,673	332,642,758	(292,677,440)	39,976,991
Net loss	-	-	-	(5,489,142)	(5,489,142)

Balances, December 31, 2020	11,672,431	$11,673	$332,642,758	$(298,166,582)	$34,487,849
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,489,142)	$13,299,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	69,536	73,057
Deferred income tax	(1,379,931)	(10,085,715)
Losses (gains) on mortgage-backed securities	5,632,974	(6,361,078)
Gains on retained interests in securitizations	(58,735)	(314,984)
Gain from disposition of real property held for sale	(11,591)	-
Impairment of real property held for sale	-	673,438
Realized losses on forward settling to-be-announced securities	1,441,406	2,196,582
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock	(583,961)	820,819
Changes in operating assets and liabilities:
Accrued interest receivable	548,683	29,660
Due from affiliates	(10,351)	31,964
Other assets	1,629,514	(71,105)
Accrued interest payable	(537,885)	(32,960)
Other liabilities	48,469	(255,913)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,298,986	3,742
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases	(43,129,835)	(65,780,690)
Sales	176,249,711	43,975,274
Principal repayments	13,909,872	22,749,733
Payments received on retained interests in securitizations	58,735	314,984
Net settlement of forward settling TBA contracts	(1,500,000)	(3,075,488)
Purchases of Orchid Island Capital, Inc. common stock	(4,071,592)	-
Proceeds from disposition of real property held for sale	461,590	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	141,978,481	(1,816,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements	538,558,549	1,200,646,000
Principal repayments on repurchase agreements	(683,441,436)	(1,191,088,000)
Proceeds from issuance of long-term debt	152,165	680,000
Principal repayments on long-term debt	(20,505)	(3,319)
Class A common shares repurchased and retired	-	(2,277,607)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(144,751,227)	7,957,074

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,473,760)	6,144,629
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of the year	12,385,117	6,240,488
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of the year	$10,911,357	$12,385,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest	$2,762,026	$6,207,835
Income taxes	$(1,581,828)	$(46,700)
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital” or the “Company”) formed in September 2003, is a holding company.  The Company operates in two business segments through its principal wholly-owned operating subsidiary, Royal Palm Capital, LLC, which includes its wholly-owned subsidiary, Bimini Advisors Holdings, LLC.

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

COVID-19 Impact

Beginning in mid-March 2020, the global pandemic associated with the novel coronavirus COVID-19 (“COVID-19”) and related economic conditions began to impact our financial position and results of operations. As a result of the economic, health and market turmoil brought about by COVID-19, the Agency MBS market experienced severe dislocations. This resulted in falling prices of our assets and increased margin calls from our repurchase agreement lenders. Further, as interest rates declined, we faced additional margin calls related to our various hedge positions. In order to maintain our leverage ratio at prudent levels, maintain sufficient cash and liquidity, reduce risk and satisfy margin calls, we sold assets at levels significantly below their carrying values and closed several hedge positions. During this period, we sold approximately $171.2 million of MBS during the three months ended March 31, 2020, realizing losses of approximately $5.8 million.

The Agency MBS market largely stabilized after the Federal Reserve announced on March 23, 2020 that it would purchase Agency MBS and U.S. Treasuries in the amounts needed to support smooth market functioning. As of December 31, 2020, we had timely satisfied all margin calls.

Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may continue to have adverse effects on the Company’s results of future operations, financial position, and liquidity in fiscal year 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates affecting the accompanying consolidated financial statements include determining the fair values of MBS, investment in Orchid common shares, and derivatives, determining the amounts of asset valuation allowances, the impairment for the real property held for sale, and the computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period. Management believes the estimates and assumptions underlying the consolidated financial statements are reasonable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact that COVID-19 will have on the global economy generally, and on our business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less at the time of purchase.  Restricted cash includes cash pledged as collateral for repurchase agreements and derivative instruments. The following table presents the Company’s cash, cash equivalents and restricted cash as of December 31, 2020 and 2019.

	2020	2019
Cash and cash equivalents	$7,558,342	$8,070,067
Restricted cash	3,353,015	4,315,050
Total cash, cash equivalents and restricted cash	$10,911,357	$12,385,117

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

Orchid Island Capital, Inc. Common Stock

The Company accounts for its investment in Orchid common shares at fair value. The change in the fair value and dividends received on this investment are reflected in the consolidated statements of operations.  We estimate the fair value of our investment in Orchid on a market approach using “Level 1” inputs based on the quoted market price of Orchid’s common stock on a national stock exchange.

Retained Interests in Securitizations

The Company holds retained interests in the subordinated tranches of securities created in securitization transactions. These retained interests currently have a recorded fair value of zero, as the prospect of future cash flows being received is uncertain. Any cash received from the retained interests is reflected in the consolidated statements of operations.

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

Holding derivatives creates exposure to credit risk related to the potential for failure by counterparties to honor their commitments.  In the event of default by a counterparty, the Company may have difficulty recovering its collateral and may not receive payments provided for under the terms of the agreement.  The Company’s derivative agreements require it to post or receive collateral to mitigate such risk. In addition, the Company uses only registered central clearing exchanges and well-established commercial banks as counterparties, monitors positions with individual counterparties and adjusts posted collateral as required.

Financial Instruments

The fair value of financial instruments for which it is practicable to estimate that value is disclosed either in the body of the consolidated financial statements or in the accompanying notes. MBS, Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these instruments are presented in Note 15 of the consolidated financial statements.

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

Property and Equipment, net

Property and equipment, net, consists of computer equipment with a depreciable life of 3 years, office furniture and equipment with depreciable lives of 8 to 20 years, land which has no depreciable life, and buildings and improvements with depreciable lives of 30 years.  Property and equipment is recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Depreciation is included in administrative and other expenses in the consolidated statement of operations.

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

The Company assesses the likelihood, based on their technical merit, that uncertain tax positions will be sustained upon examination based on the facts, circumstances and information available at the end of each period.  The measurement of uncertain tax positions is adjusted when new information is available, or when an event occurs that requires a change. The Company recognizes tax positions in the consolidated financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit and is recorded as a liability in the consolidated balance sheets. The Company records income tax-related interest and penalties, if applicable, within the income tax provision.

Recent Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires credit losses on most financial assets to be measured at amortized cost and certain other instruments to be measured using an expected credit loss model (referred to as the current expected credit loss model). The Company’s adoption of this ASU did not have a material impact on its consolidated financial statements as its financial assets were already measured at fair value through earnings.

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

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848). ASU 2021-01 expands the scope of ASC 848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The guidance in ASU 2021-01 is effective immediately and available generally through December 31, 2022, as reference rate reform activities occur. The Company does not believe the adoption of this ASU will have a material impact on its consolidated financial statements.

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

Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been renewed through February 20, 2022 and provides for automatic one-year extension options thereafter. Should Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three times the average annual management fee, as defined in the management agreement, before or on the last day of the automatic renewal term.

The following table summarizes the advisory services revenue from Orchid for the years ended December 31, 2020 and 2019.

(in thousands)
	2020	2019
Management fee	$5,281	$5,528
Allocated overhead	1,514	1,380
Total	$6,795	$6,908

At December 31, 2020 and 2019, the net amount due from Orchid was approximately $0.6 million and $0.6 million, respectively.  These amounts are included in “other assets” in the consolidated balance sheets.

NOTE 3.   MORTGAGE-BACKED SECURITIES

The following table presents the Company’s MBS portfolio as of December 31, 2020 and 2019:

(in thousands)
	2020	2019
Fixed-rate Mortgages	$64,902	$216,231
Interest-Only Securities	251	1,024
Inverse Interest-Only Securities	25	586
Total	$65,178	$217,841

NOTE 4.  PROPERTY AND EQUIPMENT, NET

The composition of property and equipment at December 31, 2020 and 2019 follows:

(in thousands)
	2020	2019
Land	$1,185	$1,185
Buildings and improvements	1,827	1,827
Computer equipment and software	181	181
Office furniture and equipment	198	198
Total cost	3,391	3,391
Less accumulated depreciation and amortization	1,298	1,228
Property and equipment, net	$2,093	$2,163

Depreciation of property and equipment totaled approximately $70,000 and $73,000 for the years ended December 31, 2020 and 2019, respectively.

In August 2019, the Company transferred one its real estate properties to held for sale to generate additional cash to be invested in the MBS portfolio. The Company transferred the property at fair value, which resulted in an impairment charge of approximately $0.7 million during the year ended December 31, 2019.  In October 2020, the Company completed the sale of this property, receiving proceeds of approximately $0.5 million. The transaction resulted in a gain of approximately $12,000.

NOTE 5.  OTHER ASSETS

The composition of other assets at December 31, 2020 and 2019 follows:

(in thousands)
	2020	2019
Investment in Bimini Capital Trust II	$804	$804
Prepaid expenses	278	215
Servicing advances	205	205
Servicing sale receivable, including accrued interest	-	159
Refundable income taxes withheld	-	1,578
Other	180	135
Total other assets	$1,467	$3,096

Receivables are carried at their estimated collectible amounts.  The Company maintains an allowance for credit losses for expected losses, if any. Management considers the following factors when determining the expected losses of specific accounts: past transaction activity, current economic conditions, changes in payment terms and reasonable and supportable forecasts. Adjustments to the allowance for credit losses are recorded with a corresponding adjustment included in the consolidated statement of operations.  As of December 31, 2020 and 2019, management determined that no allowance for credit losses was necessary.  Collections on amounts previously written off are included in income as received.

NOTE 6.   REPURCHASE AGREEMENTS

The Company pledges certain of its RMBS as collateral under repurchase agreements with financial institutions. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings, and interest is generally paid at the termination of a borrowing. If the fair value of the pledged securities declines, lenders will typically require the Company to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of the pledged securities increases, lenders may release collateral back to the Company. As of December 31, 2020, the Company had met all margin call requirements.

As of December 31, 2020 and December 31, 2019, the Company’s repurchase agreements had remaining maturities as summarized below:

($ in thousands)
	OVERNIGHT	BETWEEN 2	BETWEEN 31	GREATER
	(1 DAY OR	AND	AND	THAN
	LESS)	30 DAYS	90 DAYS	90 DAYS	TOTAL
December 31, 2020
Fair value of securities pledged, including accrued
interest receivable	$-	$49,096	$8,853	$7,405	$65,354
Repurchase agreement liabilities associated with
these securities	$-	$49,120	$8,649	$7,302	$65,071
Net weighted average borrowing rate	-	0.25%	0.23%	0.30%	0.25%
December 31, 2019
Fair value of securities pledged, including accrued
interest receivable	$-	$137,992	$80,550	$-	$218,542
Repurchase agreement liabilities associated with
these securities	$-	$132,573	$77,381	$-	$209,954
Net weighted average borrowing rate	-	2.02%	1.92%	-	1.98%

In addition, cash pledged to counterparties as collateral for repurchase agreements was approximately $3.4 million and $3.8 million as of December 31, 2020 and 2019, respectively.

If, during the term of a repurchase agreement, a lender files for bankruptcy, the Company might experience difficulty recovering its pledged assets, which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged to such lender, including the accrued interest receivable, and cash posted by the Company as collateral, if any.  At December 31, 2020 and December 31, 2019, the Company had an aggregate amount at risk (the difference between the amount loaned to the Company, including interest payable, and the fair value of securities and cash pledged (if any), including accrued interest on such securities) with all counterparties of approximately $3.6 million and $11.8 million, respectively.  The Company did not have an amount at risk with any individual counterparty greater than 10% of the Company’s equity at December 31, 2020 and December 31, 2019.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2020 and 2019.

(in thousands)
Derivative Instruments and Related Accounts	Balance Sheet Location	December 31, 2020	December 31, 2019
Liabilities
TBA Securities	Other liabilities	$-	$59
Total derivative liabilities, at fair value		$-	$59

Margin Balances Posted to (from) Counterparties
Futures contracts	Restricted cash	$1	$537
Total margin balances on derivative contracts		$1	$537

Eurodollar and T-Note futures are cash settled futures contracts on an interest rate, with gains and losses credited or charged to the Company’s cash accounts on a daily basis. A minimum balance, or “margin”, is required to be maintained in the account on a daily basis. The tables below present information related to the Company’s Eurodollar and T-note futures positions at December 31, 2020 and December 31, 2019.

($ in thousands)
As of December 31, 2020
Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2021	$1,000	1.02%	0.18%	$(8)

($ in thousands)
As of December 31, 2019
	Repurchase Agreement Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
Eurodollar Futures Contracts (Short Positions)
2020	$120,000	2.90%	1.67%	$(1,480)
2021	80,000	2.80%	1.57%	(984)
Total / Weighted Average	$200,000	2.86%	1.63%	$(2,464)
Treasury Note Futures Contracts (Short Positions)(2)
March 2020 5-year T-Note futures	$20,000	1.96%	2.06%	88

($ in thousands)
As of December 31, 2019
Junior Subordinated Debt Funding Hedges
	Average	Weighted	Weighted
	Contract	Average	Average
	Notional	Entry	LIBOR	Open
Expiration Year	Amount	Rate	Rate	Equity(1)
2020	$19,500	1.92%	1.68%	$(46)

(1)	Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(2)	T-Note futures contracts were valued at a price of $118.61 at December 31, 2019. The contract value of the short positions was $23.7 million.

The following table summarizes our contracts to purchase and sell TBA securities as of December 31, 2019. There were no open TBA contracts as of December 31, 2020.

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

Losses on Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2020 and 2019.

(in thousands)
	2020	2019
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges	$(2,328)	$(2,709)
Junior subordinated debt funding hedges	(517)	(390)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges	(1,007)	(522)
Net TBA securities	(1,441)	(2,197)
Losses on derivative instruments	$(5,293)	$(5,818)

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

NOTE 8. PLEDGED ASSETS

Assets Pledged to Counterparties

The table below summarizes Bimini’s assets pledged as collateral under its repurchase agreements and derivative agreements as of December 31, 2020 and 2019.

($ in thousands)
	December 31, 2020			December 31, 2019
	Repurchase	Derivative		Repurchase	Derivative
Assets Pledged to Counterparties	Agreements	Agreements	Total	Agreements	Agreements	Total
PT MBS - at fair value	$64,902	$-	$64,902	$216,231	$-	$216,231
Structured MBS - at fair value	251	-	251	1,562	-	1,562
Accrued interest on pledged securities	201	-	201	749	-	749
Cash	3,352	1	3,353	3,778	537	4,315
Total	$68,706	$1	$68,707	$222,320	$537	$222,857

Assets Pledged from Counterparties

The table below summarizes assets pledged to Bimini from counterparties under repurchase agreements as of December 31, 2020 and 2019. Cash received as margin is recognized in cash and cash equivalents with a corresponding amount recognized as an increase in repurchase agreements in the consolidated balance sheets.

($ in thousands)
Assets Pledged to Bimini	December 31, 2020	December 31, 2019
Repurchase agreements	$80	$-
Total	$80	$-

NOTE 9. OFFSETTING ASSETS AND LIABILITIES

The Company’s repurchase agreements are subject to underlying agreements with master netting or similar arrangements, which provide for the right of offset in the event of default or in the event of bankruptcy of either party to the transactions.  The Company reports its assets and liabilities subject to these arrangements on a gross basis.  The following table presents information regarding those assets and liabilities subject to such arrangements as if the Company had presented them on a net basis as of December 31, 2020 and 2019.

(in thousands)
Offsetting of Liabilities
			Net Amount	Gross Amount Not Offset in the
			of Liabilities	Consolidated Balance Sheet
		Gross Amount	Presented	Financial
	Gross Amount	Offset in the	in the	Instruments	Cash
	of Recognized	Consolidated	Consolidated	Posted as	Posted as	Net
	Liabilities	Balance Sheet	Balance Sheet	Collateral	Collateral	Amount
December 31, 2020
Repurchase Agreements	$65,071	$-	$65,071	$(61,719)	$(3,352)	$-
	$65,071	$-	$65,071	$(61,719)	$(3,352)	$-
December 31, 2019
Repurchase Agreements	$209,954	$-	$209,954	$(206,176)	$(3,778)	$-
TBA securities	59	-	59	-	-	59
	$210,013	$-	$210,013	$(206,176)	$(3,778)	$59

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

NOTE 10.  LONG-TERM DEBT

Long-term debt at December 31, 2020 and 2019 is summarized as follows:

(in thousands)
	2020	2019
Junior subordinated debt	$26,804	$26,804
Note payable	657	677
Paycheck Protection Plan ("PPP") loan	152	-
Total	$27,613	$27,481

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

As of December 31, 2020 and 2019, the outstanding principal balance on the junior subordinated debt securities owed to BCTII was $26.8 million.  The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes have a rate of interest that floats at a spread of 3.50% over the prevailing three-month LIBOR rate.  As of December 31, 2020, the interest rate was 3.72%. The BCTII trust preferred securities and Bimini Capital's BCTII Junior Subordinated Notes require quarterly interest distributions and are redeemable at Bimini Capital's option, in whole or in part and without penalty. Bimini Capital's BCTII Junior Subordinated Notes are subordinate and junior in right of payment to all present and future senior indebtedness.

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

The table below presents the future scheduled principal payments on the Company’s long-term debt.

(in thousands)
Year Ending December 31,	Amounts
2021	$21
2022	174
2023	24
2024	25
2025	26
Thereafter	27,343
Total	$27,613

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

There were no issuances of the Company's Class A Common Stock, Class B Common Stock or Class C Common Stock during the years ended December 31, 2020 and 2019.

Stock Repurchase Plan

On March 26, 2018, the Board of Directors of Bimini Capital Management, Inc. (the “Company”) approved a Stock Repurchase Plan (“Repurchase Plan”).  Pursuant to Repurchase Plan, the Company may purchase up to 500,000 shares of its Class A Common Stock from time to time, subject to certain limitations imposed by Rule 10b-18 of the Securities Exchange Act of 1934.  Share repurchases may be executed through various means, including, without limitation, open market transactions.  The Repurchase Plan does not obligate the Company to purchase any shares. The Repurchase Plan was originally set to expire on November 15, 2018, but it has been extended by the Board of Directors, and it is currently set to expire on November 15, 2021.

From the inception of the Repurchase Plan through December 31, 2020, the Company repurchased a total of 70,404 shares at an aggregate cost of approximately $166,945, including commissions and fees, for a weighted average price of $2.37 per share.

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

On April 22, 2020, the Company received a demand for payment from Citigroup, Inc. in the amount of $33.1 million related to the indemnification provisions of various mortgage loan purchase agreements (“MLPA’s”) entered into between Citigroup Global Markets Realty Corp and Royal Palm Capital, LLC (f/k/a Opteum Financial Services, LLC) prior to the date Royal Palm’s mortgage origination operations ceased in 2007.  The demand is based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.  The Company believes the demands are without merit and intends to defend against the demand vigorously.  No provision or accrual has been recorded as of December 31, 2020 related to the Citigroup demand.

Management is not aware of any other significant reported or unreported contingencies at December 31, 2020.

NOTE 13.  INCOME TAXES

In 2020, the Company recorded an income tax benefit of $1.4 million, including an $0.3 million increase in the deferred tax asset valuation allowance as a result of management’s reassessment of the Company’s ability to utilize net operating losses (“NOLs”) and capital loss carryforwards to offset future taxable income. In 2019, the Company recorded an income tax benefit of $10.3 million, including an $11.1 million decrease in the deferred tax asset valuation allowance as a result of management’s reassessment of the Company’s ability to utilize NOLs and capital loss carryforwards to offset future taxable income.

The income tax benefit included in the consolidated statements of operations consists of the following for the years ended December 31, 2020 and 2019:

(in thousands)
	2020	2019
Current	$10	$(196)
Deferred	(1,379)	(10,086)
Income tax benefit, net	$(1,369)	$(10,282)

The income tax provision differs from the amount computed by applying the federal income tax statutory rate of 21 percent on income or loss before income tax expense.  A reconciliation for the years ended December 31, 2020 and 2019 is presented in the table below.

(in thousands)
	2020	2019
Federal tax (benefit) provision based on statutory rate applicable for each year	$(1,440)	$634
State income tax (benefit) provision	(302)	164
Increase (decrease) of deferred tax asset valuation allowance	349	(11,109)
Other	24	29
Income tax benefit	$(1,369)	$(10,282)

Deferred tax assets consisted of the following as of December 31, 2020 and 2019:

(in thousands)
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$58,701	$58,250
Orchid Island Capital, Inc. common stock	3,083	3,338
MBS unrealized losses and (gains)	241	(377)
Capital loss carryforwards	2,573	1,743
Management agreement	813	813
Other	1,232	1,148
	66,643	64,915
Valuation allowance	(31,975)	(31,626)
Net deferred tax assets	$34,668	$33,289

As of December 31, 2020 and 2019, the Company had federal NOL carryforwards of approximately $268.9 million and $267.1 million, respectively, and Florida NOL carryforwards of $40.8 million and $39.1 million, respectively.  The NOL carryforwards can be used to offset future taxable income and will begin to expire in 2026, and the capital loss carryforwards will begin to expire in 2022.

  In connection with Orchid’s 2013 IPO, Bimini Advisors paid for, and expensed for GAAP purposes, certain offering costs totaling approximately $3.2 million. For tax purposes, these offering costs created an intangible asset related to the Orchid management agreement with a tax basis of $3.2 million. The deferred tax asset related to the intangible asset at December 31, 2020 and 2019 totaled $0.8 million and $0.8 million, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of capital loss and NOL carryforwards is dependent upon the generation of future capital gains and taxable income in periods prior to their expiration. The valuation allowance is based on management’s estimated projections of future taxable income, and the projected ability to utilize the NOL carryforwards to offset that projected taxable income before the NOLs expire. With respect to the taxable income projections, management estimates the dividends to be received on its Orchid share holdings as well as the management fees and overhead sharing payments it will receive from Orchid. With respect to the MBS portfolio, management makes estimates of various metrics such as the yields on the assets it plans to acquire, its future funding and interest costs, future prepayment speeds and net interest margin, among others. Estimates are also made for other assets and expenses.  Changes in the taxable income projections have a direct impact on the amount of the valuation allowance, and the impact in any reporting period may be significant. Utilization of the NOLs is based on these estimates and the assumptions that management will be able to reinvest retained earnings in order to grow the MBS portfolio going forward and that market value will not be eroded due to adverse market conditions or hedging inefficiencies.  These estimates and assumptions may change from year to year to the extent Orchid’s book value changes, thus changing projected management fees and overhead sharing payments, and/or market conditions, including changes in interest rates, such that estimates with respect to the portfolio metrics warrant revisions.

During 2020 and 2019, the Company continues to hold a minimal amount of residual interests in real estate mortgage investment conduits (“REMICs”), some of which generate excess inclusion income (“EII”).  These residual interests have no recorded value on the balance sheet.  In its 2009 tax return, the Company disclosed a tax filing position related to the EII taxable income and has since included a notice of inconsistent treatment in its tax returns to disclose the position.  The tax filing position will continue to be disclosed with respect to the remaining securitizations as long as they are held.

The Company has not identified any unrecognized tax benefits that would result in liabilities its consolidated financial statements. The Company has not had any settlements in the current period with taxing authorities and is not currently under audit. Additionally, no tax benefits have been recognized in the consolidated financial statements as a result of a lapse of the applicable statute of limitations.

NOTE 14.   EARNINGS PER SHARE

Shares of Class B common stock, participating and convertible into Class A common stock, are entitled to receive dividends in an amount equal to the dividends declared on each share of Class A common stock if, and when, authorized and declared by the Board of Directors. The Class B common stock is included in the computation of basic EPS using the two-class method, and consequently is presented separately from Class A common stock. Shares of Class B common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2020 and 2019.

Shares of Class C common stock are not included in the basic EPS computation as these shares do not have participation rights. Shares of Class C common stock are not included in the computation of diluted Class A EPS as the conditions for conversion to Class A common stock were not met at December 31, 2020 and 2019.

The table below reconciles the numerators and denominators of the basic and diluted EPS.

(in thousands, except per-share information)
	2020	2019
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted	$(5,474)	$13,265
Weighted average common shares:
Class A common shares outstanding at the balance sheet date	11,609	11,609
Effect of weighting	-	569
Weighted average shares-basic and diluted	11,609	12,178
(Loss) income per Class A common share:
Basic and diluted	$(0.47)	$1.09

(in thousands, except per-share information)
	2020	2019
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted	$(15)	$35
Weighted average common shares:
Class B common shares outstanding at the balance sheet date	32	32
Effect of weighting	-	-
Weighted average shares-basic and diluted	32	32
(Loss) income per Class B common share:
Basic and diluted	$(0.47)	$1.09

NOTE 15.   FAIR VALUE

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

MBS, Orchid common stock, retained interests and TBA securities were all recorded at fair value on a recurring basis during 2020 and 2019. When determining fair value measurements, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset. When possible, the Company looks to active and observable markets to price identical assets.  When identical assets are not traded in active markets, the Company looks to market observable data for similar assets.  Fair value measurements for the retained interests are generated by a model that requires management to make a significant number of assumptions, and this model resulted in a value of zero at both December 31, 2020 and 2019.

The Company's MBS and TBA securities are valued using Level 2 valuations, and such valuations currently are determined by the Company based on independent pricing sources and/or third party broker quotes, when available. Because the price estimates may vary, the Company must make certain judgments and assumptions about the appropriate price to use to calculate the fair values. The Company and the independent pricing sources use various valuation techniques to determine the price of the Company’s securities. These techniques include observing the most recent market for like or identical assets (including security coupon, maturity, yield, and prepayment speeds), spread pricing techniques to determine market credit spreads (option adjusted spread, zero volatility spread, spread to the U.S. Treasury curve or spread to a benchmark such as a TBA security), and model driven approaches (the discounted cash flow method, Black Scholes and SABR models which rely upon observable market rates such as the term structure of interest rates and the volatility). The appropriate spread pricing method used is based on market convention. The pricing source determines the spread of recently observed trade activity or observable markets for assets similar to those being priced. The spread is then adjusted based on variances in certain characteristics between the market observation and the asset being priced. Those characteristics include: type of asset, the expected life of the asset, the stability and predictability of the expected future cash flows of the asset, whether the coupon of the asset is fixed or adjustable, the guarantor of the security if applicable, the coupon, the maturity, the issuer, size of the underlying loans, year in which the underlying loans were originated, loan to value ratio, state in which the underlying loans reside, credit score of the underlying borrowers and other variables if appropriate. The fair value of the security is determined by using the adjusted spread.

The Company’s futures contracts are Level 1 valuations, as they are exchange-traded instruments and quoted market prices are readily available. Futures contracts are settled daily. The Company’s interest rate swaps and interest rate swaptions are Level 2 valuations. The fair value of interest rate swaps is determined using a discounted cash flow approach using forward market interest rates and discount rates, which are observable inputs. The fair value of interest rate swaptions is determined using an option pricing model.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

(in thousands)
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value	Assets	Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Mortgage-backed securities	$65,178	$-	$65,178	$-
Orchid Island Capital, Inc. common stock	13,548	13,548	-	-
December 31, 2019
Mortgage-backed securities	$217,841	$-	$217,841	$-
Orchid Island Capital, Inc. common stock	8,892	8,892	-	-
TBA securities	(59)	-	(59)	-

The following table illustrates a roll forward for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

(in thousands)
	Retained Interests
	2020	2019
Gain included in earnings	59	315
Collections	(59)	(315)
Balances, December 31	$-	$-

During the years ended December 31, 2020 and 2019, there were no transfers of financial assets or liabilities between levels 1, 2 or 3.

NOTE 16. SEGMENT INFORMATION

The Company’s operations are classified into two principal reportable segments; the asset management segment and the investment portfolio segment.

The asset management segment includes the investment advisory services provided by Bimini Advisors to Orchid and Royal Palm. As discussed in Note 2, the revenues of the asset management segment consist of management fees and overhead reimbursements received pursuant to a management agreement with Orchid.  Total revenue received under this management agreement for the years ended December 31, 2020 and 2019, were approximately $6.8 million and $6.9 million, respectively, accounting for approximately 55% and 43% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.  The investment portfolio segment receives revenue in the form of interest and dividend income on its investments.

Segment information for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)
	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2020
Advisory services, external customers	$6,795	$-	$-		$-	$6,795
Advisory services, other operating segments(1)	152	-	-		(152)	-
Interest and dividend income	-	5,517	-		-	5,517
Interest expense	-	(1,074)	(1,151	)(2)	-	(2,225)
Net revenues	6,947	4,443	(1,151)		(152)	10,087
Other expense	-	(9,825)	(454	)(3)	-	(10,279)
Operating expenses(4)	(3,653)	(3,014)	-		-	(6,667)
Intercompany expenses(1)	-	(152)	-		152	-
Income (loss) before income taxes	$3,294	$(8,548)	$(1,605)		$-	$(6,859)
Assets	$1,469	$113,764	$13,468		$-	$128,701

	Asset	Investment
	Management	Portfolio	Corporate		Eliminations	Total
2019
Advisory services, external customers	$6,908	$-	$-		$-	$6,908
Advisory services, other operating segments(1)	271	-	-		(271)	-
Interest and dividend income	-	9,327	1		-	9,328
Interest expense	-	(4,603)	(1,572	)(2)	-	(6,175)
Net revenues	7,179	4,724	(1,571)		(271)	10,061
Other income (expense)	-	112	(715	)(3)	-	(603)
Operating expenses(4)	(2,750)	(3,690)	-		-	(6,440)
Intercompany expenses(1)	-	(271)	-		271	-
Income (loss) before income taxes	$4,429	$875	$(2,286)		$-	$3,018
Assets	$1,457	$263,223	$14,809		$-	$279,489

(1)	Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2)	Includes interest on long-term debt.
(3)	Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on retained interests in securitizations.
(4)	Corporate expenses are allocated based on each segment’s proportional share of total revenues.

NOTE 17. RELATED PARTY TRANSACTIONS

Other Relationships with Orchid

At December 31, 2020 and 2019, the Company owned 2,595,357 and 1,520,036 shares of Orchid common stock, respectively, representing approximately 3.4% and 2.4% of Orchid’s outstanding common stock, on such dates. During the years ended December 31, 2020 and 2019, the Company received dividends on this common stock investment of approximately $1.8 million and $1.5 million, respectively.

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

NOTE 18. SUBSEQUENT EVENTS

COVID-19 and CARES Act Update

The Federal Housing Financing Agency (the “FHFA”) has instructed the GSEs on how they will handle servicer advances for loans that back Agency MBS that enter into forbearance, which should limit prepayments during the forbearance period that could have resulted otherwise. On January 29, 2021, the CDC issued guidance extending eviction moratoriums for covered persons through March 31, 2021. In addition, on February 9, 2021, the FHFA announced that the foreclosure moratorium begun under the CARES Act for loans backed by Fannie Mae and Freddie Mac and the eviction moratorium for real estate owned by Fannie Mae and Freddie Mac were extended until March 31, 2021. On February 16, 2021, the U.S. Housing and Urban Development Department announced the extension of the FHA eviction and foreclosure moratorium to June 30, 2021. The moratoriums on foreclosures and evictions will likely delay potential defaults on loans that would otherwise be bought out of Agency MBS pools.  Depending on the ultimate resolution of the foreclosure or evictions, when and if it occurs, these loans may be removed from the pool into which they were securitized. If this were to occur, it would have the effect of delaying a prepayment on the Company’s securities until such time. As the majority of the Company’s Agency MBS assets were acquired at a premium to par, this will tend to increase the realized yield on the asset in question.

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

Changes in Internal Controls over Financial Reporting

      There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In response to the COVID-19 pandemic, Company employees began working from home on March 23, 2020. Management has taken measures to ensure that the Company’s internal control over financial reporting are unchanged during this period.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, the Company’s management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

 Based on management’s assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's definitive Proxy Statement relating to the Company’s 2021 Annual Meeting of Stockholders, which the Company expects to file with the U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2020 (the "Proxy Statement").

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

4.2	Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2020.
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
                                                         BIMINI CAPITAL MANAGEMENT, INC.

Date: March 15, 2021	By:	/s/ Robert E. Cauley
Robert E. Cauley Chairman and Chief Executive Officer

Date: March 15, 2021	By:	/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2021.
Signature	Capacity

/s/ Robert E. Cauley
Robert E. Cauley	Director, Chairman of the Board and Chief Executive Officer

/s/ G. Hunter Haas, IV
G. Hunter Haas, IV	President, Chief Financial Officer, Chief Investment Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert J. Dwyer
Robert J. Dwyer	Director

/s/ Frank E. Jaumot
Frank E. Jaumot	Director