Form 10-Q
period 2021-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2021-05-14
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM
10-Q

☑

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2021

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________

to ___________

Commission File Number
:

001-32171

Bimini Capital Management, Inc.
(Exact name of registrant as specified in its charter)

Maryland
72-1571637
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)

3305 Flamingo Drive
,
Vero Beach
,
Florida
32963

(Address of principal executive offices) (Zip Code)

(
772
)
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
☐

No
☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value May 14, 2021
11,608,555
Class B Common Stock, $0.001 par value May 14, 2021
31,938
Class C Common Stock, $0.001 par value May 14, 2021
31,938

BIMINI CAPITAL MANAGEMENT, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Consolidated

Balance Sheets

(unaudited)
1
Condensed

Consolidated

Statements

of Operations

(unaudited)
2
Condensed

Consolidated

Statement

of Stockholders’

Equity (unaudited)
3
Condensed

Consolidated

Statements

of Cash Flows

(unaudited)
4
Notes to Condensed

Consolidated

Financial Statements
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
21
ITEM 3. Quantitative

and Qualitative

Disclosures

About Market

Risk
43
ITEM 4. Controls

and Procedures
43
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
44
ITEM 1A. Risk

Factors
44
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
44
ITEM 3. Defaults

Upon Senior

Securities
44
ITEM 4. Mine

Safety Disclosures
44
ITEM 5. Other

Information
44
ITEM 6. Exhibits 44
SIGNATURES 46

PART I. FINANCIAL

INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED BALANCE

SHEETS
(Unaudited)
March 31, 2021 December 31, 2020
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
72,833,006
$
65,153,274
Unpledged
22,826
24,957
Total mortgage

-backed securities
72,855,832
65,178,231
Cash and cash equivalents
5,973,247
7,558,342
Restricted cash
4,037,655
3,353,015
Orchid Island Capital, Inc. common stock, at fair value
15,598,096
13,547,764
Accrued interest receivable
212,051
202,192
Property and equipment, net
2,076,127
2,093,440
Deferred tax assets
34,204,364
34,668,467
Due from affiliates
711,657
632,471
Other assets
1,564,005
1,466,647
Total Assets $
137,233,034
$
128,700,569
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
73,135,999
$
65,071,113
Long-term debt
27,607,361
27,612,781
Accrued interest payable
91,841
107,417
Other liabilities
619,554
1,421,409
Total Liabilities
101,454,755
94,212,720

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of March 31, 2021 and December

31, 2020
-
-
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
11,608,555
shares issued and outstanding as of March 31, 2021 and December 31, 2020
11,609
11,609
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of March 31, 2021 and December 31, 2020
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of March 31, 2021 and December 31, 2020
32
32
Additional paid-in capital
332,642,758
332,642,758
Accumulated deficit
(296,876,152)
(298,166,582)
Stockholders’ Equity
35,778,279
34,487,849
Total Liabilities

and Stockholders' Equity
$
137,233,034
$
128,700,569
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS
(Unaudited)
For the three Months Ended March 31, 2021 and 2020
Three Months Ended March 31,
2021 2020
Revenues:
Advisory services $
2,025,409
$
1,724,597
Interest income
610,618
2,039,994
Dividend income from Orchid Island Capital, Inc. common stock
506,095
364,809
Total revenues
3,142,122
4,129,400
Interest expense
Repurchase agreements
(39,858)
(927,816)
Long-term debt
(249,548)
(349,501)
Net revenues
2,852,716
2,852,083
Other income (expense):
Unrealized losses on mortgage-backed securities
(1,392,261)
(574,281)
Realized losses on mortgage-backed securities
-
(5,804,656)
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock
2,050,332
(4,408,105)
Gains (losses) on derivative instruments
243
(5,290,731)
Other income
86
324
Total other income (expense)
658,400
(16,077,449)
Expenses:
Compensation and related benefits
1,123,530
1,100,044
Directors' fees and liability insurance
188,020
164,581
Audit, legal and other professional fees
137,168
159,293
Administrative and other expenses
307,865
282,039
Total expenses
1,756,583
1,705,957
Net income (loss) before income tax provision
1,754,533
(14,931,323)
Income tax provision
464,103
7,401,624
Net income (loss) $
1,290,430
$
(22,332,947)
Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
0.11
$
(1.92)
CLASS B COMMON STOCK
Basic and Diluted $
0.11
$
(1.92)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
11,608,555
11,608,555
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the three Months Ended March 31, 2021 and 2020
Stockholders' Equity
Common Stock Additional Accumulated
Shares Par Value Paid-in Capital Deficit Total
Balances, January 1, 2020
11,672,431
$
11,673
$
332,642,758
$
(292,677,440)
$
39,976,991
Net loss -
-
-
(22,332,947)
(22,332,947)
Balances, March 31, 2020
11,672,431
$
11,673
$
332,642,758
$
(315,010,387)
$
17,644,044
Balances, January 1, 2021
11,672,431
$
11,673
$
332,642,758
$
(298,166,582)
$
34,487,849
Net income -
-
-
1,290,430
1,290,430
Balances, March 31, 2021
11,672,431
$
11,673
$
332,642,758
$
(296,876,152)
$
35,778,279
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2021 and 2020
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss) $
1,290,430
$
(22,332,947)
Adjustments to reconcile net income (loss) to net cash provided by

(used in) operating activities:
Depreciation
17,313
17,598
Deferred income tax provision
464,103
7,400,852
Losses on mortgage-backed securities, net
1,392,261
6,378,937
Unrealized (gains) losses on Orchid Island Capital, Inc. common stock
(2,050,332)
4,408,105
Realized and unrealized losses on forward settling TBA securities
-
1,441,406
Changes in operating assets and liabilities:
Accrued interest receivable
(9,859)
527,542
Due from affiliates
(79,186)
101,800
Other assets
(97,358)
(126,771)
Accrued interest payable
(15,576)
(535,734)
Other liabilities
(801,855)
(849,083)
NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES
109,941
(3,568,295)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(12,367,589)
(20,823,373)
Sales
-
171,155,249
Principal repayments
3,297,727
6,687,740
Net settlement of forward settling TBA contracts
-
(1,500,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(9,069,862)
155,519,616
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
74,799,000
361,393,397
Principal repayments on repurchase agreements
(66,734,114)
(518,990,000)
Principal repayments on long-term debt
(5,420)
(5,077)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
8,059,466
(157,601,680)
NET DECREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(900,455)
(5,650,359)
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, beginning of the period
10,911,357
12,385,117
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, end of the period
$
10,010,902
$
6,734,758
SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense $
304,982
$
1,813,051
Income taxes $
-
$
13,465
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL

MANAGEMENT, INC.
NOTES TO CONDENSED

CONSOLIDATED FINANCIAL

STATEMENTS
(Unaudited)
March 31,

2021

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

the MBS market

experienced

severe dislocations.

This resulted

in falling

prices of our

assets and

increased

margin
calls from

our repurchase

agreement

lenders, resulting

in material

adverse effects

on our results

of operations

and to our

financial
condition.

The MBS market

largely stabilized

after the

Federal Reserve

announced

on March 23,

2020 that

it would purchase

MBS and U.S.
Treasuries in

the amounts

needed to

support smooth

market functioning.

As of March

31, 2020,

and at all

times since

then, we

have timely
satisfied all

margin calls.

The MBS

market continues

to react to

the pandemic

and the various

measures put

in place to

stabilize

the
market. To the extent

the financial

or mortgage

markets do

not respond

favorably to

any of these

actions, or

such actions

do not function
as intended,

our business,

results of

operations

and financial

condition

may continue

to be materially

adversely affected.

Although

the
Company cannot

estimate the

length or

gravity of

the impact

of the COVID-19

pandemic at

this time, if

the pandemic

continues,

it may
continue to

have materially

adverse effects

on the Company’s

results of

future operations,

financial position,

and liquidity

during 2021.

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

Operating results for the three-month period ended March 31, 2021 are not necessarily
indicative of the results that may be expected

for the year ending December 31, 2021.

The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but
does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

For further
information, refer to the financial statements and footnotes thereto included in the

Company’s Annual Report on Form 10-K for the year
ended December 31, 2020.

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

For further information see
Note 14.

Cash and Cash Equivalents and Restricted Cash

Cash and cash

equivalents

include cash

on deposit

with financial

institutions

and highly

liquid investments

with original

maturities

of
three months

or less at

the time

of purchase.

Restricted

cash includes

cash pledged

as collateral

for repurchase

agreements

and
derivative

instruments.

The following

table presents

the Company’s

cash, cash

equivalents

and restricted

cash as of

March 31,

2021 and
December 31,

2020.

March 31, 2021 December 31, 2020
Cash and cash equivalents $
5,973,247
$
7,558,342
Restricted cash
4,037,655
3,353,015
Total cash, cash equivalents

and restricted cash
$
10,010,902
$
10,911,357

The Company

maintains cash

balances at

several banks

and excess

margin with

an exchange

clearing member.

At times,

balances
may exceed

federally insured

limits. The

Company has

not experienced

any losses

related to

these balances.

The Federal

Deposit
Insurance

Corporation

insures eligible

accounts up

to $250,000

per depositor

at each financial

institution.

Restricted

cash balances

are
uninsured,

but are held

in separate

accounts that

are segregated

from the general

funds of the

counterparty.

The Company

limits
uninsured

balances to

only large,

well-known

banks

and exchange

clearing members

and believes

that it is

not exposed

to significant
credit risk

on cash and

cash equivalents

or restricted

cash balances.

Advisory Services

Orchid is externally

managed and

advised by

Bimini Advisors

pursuant to

the terms

of a management

agreement.

Under the terms

of
the management

agreement,

Orchid is

obligated to

pay Bimini

Advisors a

monthly management

fee and a

pro rata portion

of certain
overhead costs

and to reimburse

the Company

for any direct

expenses incurred

on its behalf.

Revenues from

management

fees are
recognized

over the period

of time in

which the

service is

performed.

Mortgage-Backed

Securities

The Company invests primarily in mortgage pass-through (“PT”) mortgage-backed certificates issued by Freddie Mac, Fannie Mae
or Ginnie Mae (“MBS”), collateralized mortgage obligations (“CMOs”), interest-only

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

The amount reported as unrealized gains or losses on mortgage-backed securities thus captures the net effect of changes in the fair market value of securities caused by market developments and any
premium or discount lost as a result of principal repayments during the period.

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

Note (“T-
Note”) and

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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase
agreements, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2021 and
December 31, 2020, due to the short-term nature of these financial instruments.

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

In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate
Reform on Financial Reporting
.”

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

●

One-twelfth of 1.5% of the first $250 million of Orchid’s month-end equity, as defined in the management agreement,
●

One-twelfth of 1.25% of Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
●

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

The following table summarizes the advisory services revenue from Orchid for the three months ended March 31, 2021 and 2020.

(in thousands)
Three Months Ended March 31,
2021 2020
Management fee $
1,621
$
1,377
Allocated overhead
404
348
Total $
2,025
$
1,725

At March 31, 2021 and December 31, 2020, the net amount due from Orchid was approximately $
0.7

million and $
0.6
million, respectively.

NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of March

31, 2021 and

December 31,

2020:

(in thousands)
March 31, 2021 December 31, 2020
Fixed-rate MBS $
72,504
$
64,902
Interest-Only MBS
329
251
Inverse Interest-Only MBS
23
25
Total $
72,856
$
65,178

NOTE 4.

REPURCHASE AGREEMENTS

The Company

pledges certain

of its MBS

as collateral

under repurchase

agreements

with financial

institutions.

Interest rates

are
generally fixed

based on prevailing

rates corresponding

to the terms

of the borrowings,

and interest

is generally

paid at the

termination

of a
borrowing.

If the fair

value of the

pledged securities

declines,

lenders will

typically require

the Company

to post additional

collateral

or pay
down borrowings

to re-establish

agreed upon

collateral

requirements,

referred to

as "margin

calls." Similarly,

if the fair

value of the

pledged
securities

increases,

lenders may

release collateral

back to the

Company. As of March

31, 2021,

the Company

had met all

margin call
requirements.

As of March

31, 2021 and

December 31,

2020,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
March 31, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
28,910
$
13,054
$
31,081
$
73,045
Repurchase agreement liabilities associated with
these securities $
-
$
28,488
$
13,281
$
31,367
$
73,136
Net weighted average borrowing rate -

0.21%
0.27%
0.20%
0.21%
December 31, 2020
Fair value of securities pledged, including accrued
interest receivable $
-
$
49,096
$
8,853
$
7,405
$
65,354
Repurchase agreement liabilities associated with
these securities $
-
$
49,120
$
8,649
$
7,302
$
65,071
Net weighted average borrowing rate -

0.25%
0.23%
0.30%
0.25%

In addition,

cash pledged

to counterparties

for repurchase

agreements

was approximately

$
4.0

million and

$
3.4

million as

of March
31, 2021 and

December 31,

2020, respectively.

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

31, 2021 and

December 31,

2020, the

Company had

an aggregate
amount at

risk (the difference

between the

amount loaned

to the Company,

including interest

payable, and

the fair value

of securities

and
cash pledged

(if any),

including

accrued interest

on such securities)

with all counterparties

of approximately

$
3.9

million and

$
3.6

million,
respectively.

As of March

31, 2021

and December

31, 2020,

the Company

did not have

an amount

at risk with

any individual

counterparty
greater than

10% of the

Company’s equity.

NOTE 5. DERIVATIVE

FINANCIAL INSTRUMENTS

Eurodollar

and T-Note futures

are cash settled

futures contracts

on an interest

rate, with

gains and losses

credited or
charged to the

Company’s cash

accounts on a

daily basis.

A minimum balance,

or “margin”,

is required

to be maintained

in the
account on a

daily basis.

The tables below

present information

related to the

Company’s Eurodollar

and T-note futures
positions at

March 31, 2021

and December

31, 2020.

($ in thousands)
As of March 31, 2021
Junior Subordinated Debt Funding Hedges
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
2021 $
1,000
1.01%
0.21%
$
(6)
Total /

Weighted Average
$
1,000
1.01%
0.21%
$
(6)

($ in thousands)
As of December 31, 2020
Junior Subordinated Debt Funding Hedges
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
2021 $
1,000
1.02%
0.18%
$
(8)
Total /

Weighted Average
$
1,000
1.02%
0.18%
$
(8)

(1)

Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

(Losses) Gains on Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 .

(in thousands)
Three Months Ended March 31,
2021 2020
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges $
-
$
(2,329)

Junior subordinated debt funding hedges
-
(515)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges
-
(1,006)
Net TBA securities
-
(1,441)
Losses on derivative instruments $
-
$
(5,291)

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

2021 and December

31, 2020.

($ in thousands)
March 31, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT MBS - at fair value $
72,504
$
-
$
72,504
$
64,902
$
-
$
64,902
Structured MBS - at fair value
329
-
329
251
-
251
Accrued interest on pledged securities
212
-
212
201
-
201
Restricted cash
4,037
1
4,038
3,352
1
3,353
Total $ 77,082 $ 1 $ 77,083 $ 68,706 $ 1 $ 68,707

Assets Pledged

from Counterparties

The table

below summarizes

cash pledged

to Bimini from

counterparties

under repurchase

agreements

and derivative

agreements

as
of March 31,

2021 and December

31, 2020.

Cash received

as margin is

recognized

in cash and

cash equivalents

with a corresponding
amount recognized

as an increase

in repurchase

agreements

or other liabilities

in the consolidated

balance sheets.

($ in thousands)
Assets Pledged to Bimini March 31, 2021 December 31, 2020
Repurchase agreements $
-
$
80
Total $
-
$
80

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
2021 and December

31, 2020.

(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
Net Amount Consolidated Balance Sheet
Gross Amount of Liabilities Financial
Gross Amount Offset in the Presented in the Instruments Cash
of Recognized Consolidated Consolidated Posted as Posted as Net
Liabilities Balance Sheet Balance Sheet Collateral Collateral Amount
March 31, 2021
Repurchase Agreements $
73,136
$
-
$
73,136
$
(69,099)
$
(4,037)
$
-
$
73,136
$
-
$
73,136
$
(69,099)
$
(4,037)
$
-
December 31, 2020
Repurchase Agreements $
65,071
$
-
$
65,071
$
(61,719)
$
(3,352)
$
-
$
65,071
$
-
$
65,071
$
(61,719)
$
(3,352)
$
-

The amounts

disclosed for

collateral

received by

or posted

to the same

counterparty

are limited

to the amount

sufficient to

reduce the
asset or liability

presented

in the consolidated

balance sheet

to zero.

The fair value

of the actual

collateral

received by

or posted

to the
same counterparty

typically

exceeds the

amounts presented.

See Note

6 for a discussion

of collateral

posted for, or

received against,
repurchase

obligations

and derivative

instruments.

NOTE 8.

LONG-TERM DEBT

Long-term

debt at March

31, 2021 and

December 31,

2020 is summarized

as follows:

(in thousands)
March 31, 2021 December 31, 2020
Junior subordinated debt $
26,804
$
26,804
Note payable
651
657
Paycheck Protection Plan ("PPP") loan
(1)
152
152
Total $
27,607
$
27,613

(1)

The Small Business Administration has notified the Company that, effective

April 22, 2021, all principal and accrued interest under the PPP loan has been forgiven.

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

31, 2021 and

December

31, 2020,

the outstanding

principal balance

on the junior

subordinated

debt securities

owed to
BCTII was

$26.8 million.

The BCTII

trust preferred

securities

and Bimini

Capital's BCTII

Junior Subordinated

Notes have

a rate of interest

that floats

at a spread

of 3.50% over

the prevailing

three-month

LIBOR rate.

As of March

31, 2021,

the interest

rate was 3.68%.

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

$
152,000

through the

Paycheck Protection

Program (“PPP”)

of the CARES
Act in the

form of a

low interest

loan.

PPP loans

carry a fixed

rate of
1.00
% and a term

of two years,

if not forgiven,

in whole or

in part.
Payments are

deferred for

the first ten

months after

the completion

of the loan

forgiveness

covered period.

PPP loans

may be forgiven,

in
whole or in

part, if the

proceeds are

used for payroll

and other

permitted

purposes in

accordance

with the requirements

of the PPP

and if
certain other

requirements

are met.

The Small

Business Administration

has notified

the Company

that, effective

as of April

22, 2021,

all
principal and

accrued interest

under the

PPP loan

has been forgiven.

The table

below presents

the future

scheduled principal

payments on

the Company’s

long-term

debt. The

table gives

effect to
forgiveness

of all principal

and interest

under the

PPP loan.

(in thousands)
Last nine months of 2021 $
16
2022
23
2023
24
2024
25
2025
26
After 2025
27,341
Total $
27,455

NOTE 9.

COMMON STOCK

There were

no issuances

of Bimini Capital's

Class A Common

Stock, Class

B Common Stock

or Class C

Common Stock

during the
three months

ended March

31, 2021 and

2020.

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
November 15, 2021
.

From the inception

of the Repurchase

Plan through

March 31,

2021, the

Company repurchased

a total of
70,404

shares at

an
aggregate

cost of approximately

$
166,945
, including

commissions

and fees,

for a weighted

average price

of $
2.37

per share.

There were
no shares

repurchased

during the

three months

ended March

31, 2021.

NOTE 10.

COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of
business.

On April 22, 2020
, the Company received a demand for payment from Citigroup, Inc. in the amount of $
33.1

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

No
provision or accrual has been recorded as of March 31, 2021 related to the Citigroup demand.

Management is not aware of any other significant reported or unreported contingencies at March 31, 2021.

NOTE 11.

INCOME TAXES

The total income tax provision recorded for the three months ended March 31, 2021 and 2020 was $
0.5

million and $
7.4

million,
respectively, on consolidated pre-tax book income (loss) of $
1.8

million and $(
14.9
) million in the three months ended March 31, 2021
and 2020, respectively.

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

2020. Following the more-likely-than-not standard
that benefits will not be realized in the future, the Company determined an additional valuation allowance of approximately $
11.2

million
was necessary for the net operating loss carryforwards and capital loss carryforwards during the three months ended March 31, 2020.

NOTE 12.

EARNINGS PER SHARE

Shares of

Class B common

stock,

participating

and convertible

into Class

A common stock,

are entitled

to receive

dividends

in an
amount equal

to the dividends

declared on

each share

of Class A

common stock

if, and when,

authorized

and declared

by the Board

of
Directors.

The Class

B common stock

is included

in the computation

of basic EPS

using the two-class

method, and

consequently

is
presented

separately

from Class

A common stock.

Shares of

Class B common

stock are not

included in

the computation

of diluted

Class A
EPS as the

conditions

for conversion

to Class A

common stock

were not

met at March

31, 2021 and

2020.

Shares of

Class C common

stock are not

included in

the basic

EPS computation

as these shares

do not have

participation

rights.
Shares of

Class C common

stock are not

included in

the computation

of diluted

Class A EPS

as the conditions

for conversion

to Class A
common stock

were not

met at March

31, 2021 and

2020.

The table

below reconciles

the numerator

and denominator

of EPS for

the three months

ended March

31, 2021 and

2020.

(in thousands, except per-share information)
2021 2020
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted $
1,286
$
(22,272)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date
11,609
11,609
Weighted average shares-basic and diluted
11,609
11,609
Income (loss) per Class A common share:
Basic and diluted $
0.11
$
(1.92)

(in thousands, except per-share information)
2021 2020
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted $
4
$
(61)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date
32
32
Effect of weighting

- -
Weighted average shares-basic and diluted
32
32
Income (loss) per Class B common share:
Basic and diluted $
0.11
$
(1.92)

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

●

Level 1 valuations,

where the

valuation

is based on

quoted market

prices for

identical assets

or liabilities

traded in

active markets
(which include

exchanges and

over-the-counter

markets with

sufficient volume),
●

Level 2 valuations,

where the

valuation

is based on

quoted market

prices for

similar instruments

traded in

active markets,

quoted
prices for

identical or

similar instruments

in markets

that are not

active and

model-based

valuation

techniques

for which

all
significant

assumptions

are observable

in the market,

and
●

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

2021 and

2020. When

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

31, 2021 and

December 31,

2020.

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

2021 and
December 31,

2020:

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
March 31, 2021
Mortgage-backed securities $
72,856
$
-
$
72,856
$
-
Orchid Island Capital, Inc. common stock
15,598
15,598
-
-
December 31, 2020
Mortgage-backed securities $
65,178
$
-
$
65,178
$
-
Orchid Island Capital, Inc. common stock
13,548
13,548
-
-

During the

three months

ended March

31, 2021 and

2020, there

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

Total revenues received under this management
agreement for the three months ended March 31, 2021 and 2020, were approximately $
2.0

million and $
1.7

million, respectively,
accounting for approximately
64
% and
42
% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by

Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.

Segment information for the three months ended March 31, 2021 and 2020 is as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
2,025
$
-
$
-
$
-
$
2,025
Advisory services, other operating segments
(1)
36
-
-
(36)
-
Interest and dividend income
-
1,117
-
-
1,117
Interest expense
-
(40)
(250)
(2)
-
(290)
Net revenues
2,061
1,077
(250)
(36)
2,852
Other income
-
658
1
(3)
-
659
Operating expenses
(4)
(1,103)
(653)
-
-
(1,756)
Intercompany expenses
(1)
-
(36)
-
36
-
Income (loss) before income taxes $
958
$
1,046
$
(249)
$
-
$
1,755
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $
1,725
$
-
$
-
$
-
$
1,725
Advisory services, other operating segments
(1)
59
-
-
(59)
-
Interest and dividend income
-
2,405
-
-
2,405
Interest expense
-
(928)
(350)
(2)
-
(1,278)
Net revenues
1,784
1,477
(350)
(59)
2,852
Other expenses
-
(15,563)
(514)
(3)
-
(16,077)
Operating expenses
(4)
(709)
(997)
-
-
(1,706)
Intercompany expenses
(1)
-
(59)
-
59
-
Income (loss) before income taxes $
1,075
$
(15,142)
$
(864)
$
-
$
(14,931)

(1)

Includes fees paid by Royal Palm to Bimini Advisors for advisory services

.
(2)

Includes interest on long-term debt.
(3)

Includes gains (losses) on Eurodollar futures contracts entered into as a hedge on junior subordinated notes and fair value adjustments on
retained interests in securitizations.
(4)

Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of March 31, 2021 and December 31, 2020 were as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Total
March 31, 2021 $
1,700
$
122,894
12,639
$
137,233
December 31, 2020
1,469
113,764
13,468
128,701

NOTE 15. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both March 31, 2021 and December 31, 2020, the Company owned
2,595,357

shares of Orchid common stock, representing
approximately
2.8
% and
3.4
% of Orchid’s outstanding common stock on such dates.

The Company received dividends on this
common stock investment of approximately $
0.5

million and $
0.4

million during the three months ended March 31, 2021 and 2020,
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

The discussion may contain certain forward-
looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a
result of many factors, such as those set forth under “Risk Factors” in our most recent

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

the MBS market

experienced

severe dislocations.

This resulted

in falling

prices of our

assets and

increased

margin
calls from

our repurchase

agreement

lenders, resulting

in material

adverse effects

on our results

of operations

and to our

financial
condition.

The MBS market

largely stabilized

after the

Federal Reserve

announced

on March 23,

2020 that

it would purchase

MBS and U.S.
Treasuries in

the amounts

needed to

support smooth

market functioning.

As of March

31, 2020,

and at all

times since

then, we

have timely
satisfied all

margin calls.

The MBS

market continues

to react to

the pandemic

and the various

measures put

in place to

stabilize the
market. To the extent

the financial

or mortgage

markets do

not respond

favorably to

any of these

actions, or

such actions

do not function
as intended,

our business,

results of

operations

and financial

condition

may continue

to be materially

adversely affected.

Although the
Company cannot

estimate the

length or

gravity of

the impact

of the COVID-19

pandemic at

this time, if

the pandemic

continues,

it may
continue to

have materially

adverse effects

on the Company’s

results of

future operations,

financial position,

and liquidity

during 2021.

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

March 31,

2021, the

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

●

interest rate trends;
●

the difference between Agency MBS yields and our funding and hedging costs;
●

competition for, and supply of, investments in Agency MBS;
●

actions taken by the U.S. government, including the

presidential administration, the Federal Reserve (the “Fed”), the Federal
Open Market Committee (the “FOMC”), the Federal Housing Finance Agency

(the “FHFA”) and the U.S. Treasury;
●

prepayment rates on mortgages underlying our Agency MBS, and credit trends insofar as they affect prepayment rates;
●

the equity markets and the ability of Orchid to raise additional capital; and
●

other market developments.

In addition, a variety of factors relating to our business may also impact our results of operations and financial condition. These
factors include:

●

our degree of leverage;
●

our access to funding and borrowing capacity;
●

our borrowing costs;
●

our hedging activities;
●

the market value of our investments;
●

the requirements to qualify for a registration exemption under the Investment Company Act;
●

our ability to use net operating loss carryforwards and net capital loss carryforwards to reduce our taxable income;
●

the impact of possible future changes in tax laws or tax rates; and
●

our ability to manage the portfolio of Orchid and maintain our role as manager.

Results of

Operations

Described

below are

the Company’s

results of

operations

for the three

months ended

March 31,

2021,

as compared

to the three
months ended

March 31,

2020.

Net Income

(Loss) Summary

Consolidated

net income

for the three

months ended

March 31,

2021 was $1.3

million, or

$0.11 basic and diluted

income per

share of
Class A Common

Stock, as

compared to

a consolidated

net loss of

$22.3 million,

or $1.92 basic

and diluted

loss per share

of Class

A

Common Stock,

for the three

months ended

March 31,

2020. The

components

of net income

(loss) for

the three

months ended

March 31,
2021 and 2020,

along with

the changes

in those components

are presented

in the table

below.

(in thousands)
Three Months Ended March 31,
2021 2020 Change
Advisory services revenues $ 2,025 $ 1,725 $ 300
Interest and dividend income 1,117 2,405 (1,288)
Interest expense (289) (1,277) 988
Net revenues 2,853 2,853 -
Other income (expense) 658 (16,077) 16,735
Expenses (1,757) (1,706) (51)
Net income (loss) before income tax provision 1,754 (14,930) 16,684
Income tax provision (464) (7,403) 6,939
Net income (loss) $ 1,290 $ (22,333) $ 23,623

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

The tables below present a reconciliation of the adjustments to interest expense shown for each period relative to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments, calculated in accordance with GAAP for each quarter in 2021 and 2020.

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
March 31, 2021 $ - $ - $ -
December 31, 2020 - - -
September 30, 2020 - - -
June 30, 2020 (2) - (2)
March 31, 2020 (5,291) (1,441) (3,850)

Gains (Losses) on Futures Contracts
(in thousands)
Attributed to Current Period (Non-GAAP) Attributed to Future Periods (Non-GAAP)
Repurchase Long-Term Repurchase Long-Term Statement of
Agreements Debt Total Agreements Debt Total Operations
Three Months Ended
March 31, 2021 $ (708) $ (58) $ (766) $ 708 $ 58 $ 766 $ -
December 31, 2020 (615) (40) (655) 615 40 655 -
September 30, 2020 (1,065) (40) (1,105) 1,065 40 1,105 -
June 30, 2020 (456) (40) (496) 456 38 494 (2)
March 31, 2020 (456) (40) (496) (2,879) (475) (3,354) (3,850)

Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP
Economic GAAP Economic
Income Basis Hedges
(1)
Basis
(2)
Basis Basis
(3)
Three Months Ended
March 31, 2021 $ 611 $ 40 $ (708) $ 748 $ 571 $ (137)
December 31, 2020 597 43 (615) 658 554 (61)
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
(in thousands)
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Basis Basis
(1)
Basis Hedges
(2)
Basis
(3)
Basis Basis
(4)
Three Months Ended
March 31, 2021 $ 571 $ (137) $ 250 $ (58) $ 308 $ 321 $ (445)
December 31, 2020 554 (61) 257 (40) 297 297 (358)
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

Segment information for the three months ended March 31, 2021 and 2020 is as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 2,025 $ - $ - $ - $ 2,025
Advisory services, other operating segments
(1)
36 - - (36) -
Interest and dividend income - 1,117 - - 1,117
Interest expense - (40)

(250)
(2)
- (290)
Net revenues 2,061 1,077 (250) (36) 2,852
Other income - 658

1
(3)
- 659
Operating expenses
(4)
(1,103) (653) - - (1,756)
Intercompany expenses
(1)
- (36) - 36 -
Income (loss) before income taxes $ 958 $ 1,046 $ (249) $ - $ 1,755
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $ 1,725 $ - $ - $ - $ 1,725
Advisory services, other operating segments
(1)
59 - - (59) -
Interest and dividend income - 2,405 - - 2,405
Interest expense - (928)

(350)
(2)
- (1,278)
Net revenues 1,784 1,477 (350) (59) 2,852

Other expenses - (15,563)

(514)
(3)
- (16,077)
Operating expenses
(4)
(709) (997) - - (1,706)
Intercompany expenses
(1)
- (59) - 59 -
Income (loss) before income taxes $ 1,075 $ (15,142) $ (864) $ - $ (14,931)

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

Assets in each reportable segment were as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Total
March 31, 2021 $ 1,700 $ 122,894 $ 12,639 $ 137,233
December 31, 2020 1,469 113,764 13,468 128,701

Asset Management

Segment

Advisory Services

Revenue

Advisory services

revenue consists

of management

fees and overhead

reimbursements

charged to

Orchid for

the management

of its
portfolio

pursuant to

the terms

of a management

agreement.

We receive a monthly management fee in the amount of:

●

One-twelfth of 1.5% of the first $250 million of Orchid’s month-end equity, as defined in the management agreement,
●

One-twelfth of 1.25% of Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
●

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

Orchid in each quarter during 2021 and 2020.

(in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
March 31, 2021 $ 4,032,716 $ 453,353 1,621 404 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 347 1,615
March 31, 2020 3,269,859 376,673 1,377 348 1,725

Investment Portfolio Segment

Net Portfolio Interest Income

In response

to the COVID-19

related market

developments

during the

first quarter

of 2020 discussed

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

or had they

occurred earlier

in the quarter.

These factors
should be kept

in mind when

reading the

discussion of

our investment

portfolio

segment results

for the quarters

that follow.

We define net

portfolio

interest income

as interest

income on MBS

less interest

expense on

repurchase

agreement

funding.

During
the three

months ended

March 31,

2021, we generated

$0.6 million

of net portfolio

interest income,

consisting

of $0.6 million

of interest
income from

MBS assets

offset by $40,000

of interest

expense on

repurchase

liabilities.

For the comparable

period ended

March 31,
2020, we generated

$1.1 million

of net portfolio

interest income,

consisting

of $2.0 million

of interest

income from

MBS assets

offset by
$0.9 million

of interest

expense on

repurchase

liabilities.

The $1.4

million decrease

in interest

income for

the three

months ended

March
31, 2021 was

due to a 245

basis point

("bp") decrease

in yields

earned on

the portfolio,

combined with

a $67.1 million

decrease

in average
MBS balances.

The $0.9 million

decrease in

interest expense

for the three

months ended

March 31,

2021 was due

to a $62.1

million
decrease in

average repurchase

liabilities,

combined with

a 260 bp decrease

in cost of

funds.

Our economic

interest expense

on repurchase

liabilities

for the three

months ended

March 31,

2021 and 2020

was $0.7 million

and
$1.4 million,

respectively, resulting

in ($0.1)

million and

$0.7 million

of economic

net portfolio

interest

income, respectively.

The tables

below provide

information

on our portfolio

average balances,

interest income,

yield on

assets, average

repurchase
agreement

balances, interest

expense, cost

of funds,

net interest

income and

net interest

rate spread

for the three

months ended

March
31, 2021 and

for each quarter

in 2020 on

both a GAAP

and economic

basis.

($ in thousands)
Average Yield on Average Interest Expense Average Cost of Funds
MBS Interest Average Repurchase GAAP Economic GAAP Economic
Held
(1)
Income
(2)
MBS Agreements
(1)
Basis Basis
(2)
Basis Basis
(3)
Three Months Ended
March 31, 2021 $ 69,017 $ 611 3.54% $ 69,104 $ 40 $ 748 0.23% 4.33%
December 31, 2020 69,161 597 3.45% 67,878 43 658 0.25% 3.88%
September 30, 2020 62,981 604 3.84% 61,151 43 1,108 0.28% 7.24%
June 30, 2020 53,630 523 3.90% 51,987 60 516 0.46% 3.97%
March 31, 2020 136,142 2,040 5.99% 131,156 928 1,384 2.83% 4.22%

($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
March 31, 2021 $ 571 $ (137) 3.31% (0.79)%
December 31, 2020 554 (61) 3.20% (0.43)%
September 30, 2020 561 (504) 3.56% (3.40)%
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

$0.6 million

for the three

months ended

March 31,

2021 and $2.0

million for

the three

months ended

March
31, 2020.

Average MBS

holdings were

$69.0 million

and $136.1

million for

the three months

ended March

31, 2021 and

2020,
respectively. The

$1.4 million

decrease

in interest

income was

due to a $67.1

million decrease

in average

MBS holdings,

combined with

a
245 basis point

("bp") decrease

in yields.

Average balances

as presented

here, and

in the table

below, are based

on beginning

and ending
outstanding

balances and

are skewed

lower for

the quarter

ended March

31, 2020 because

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

31, 2021 and

for each quarter

in 2020.

($ in thousands)
Average MBS Held Interest Income Realized Yield on Average MBS
PT Structured PT Structured PT Structured
MBS MBS Total MBS MBS Total MBS MBS Total
Three Months Ended
March 31, 2021 $ 68,703 $ 314 $ 69,017 $ 605 $ 6 $ 611 3.53% 6.54% 3.54%
December 31, 2020 68,842 319 69,161 598 (1) 597 3.47% (1.20)% 3.45%
September 30, 2020 62,564 417 62,981 588 16 604 3.76% 15.35% 3.84%
June 30, 2020 53,101 529 53,630 502 21 523 3.78% 16.12% 3.90%
March 31, 2020 135,044 1,098 136,142 2,029 11 2,040 6.01% 3.93% 5.99%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average

outstanding

balances under

repurchase

agreements

were $69.1

million and

$131.2 million,

generating

interest expense
of $40,000

and $0.9 million

for the three

months ended

March 31,

2021 and 2020,

respectively.

Our average

cost of funds

was 0.23%

and
2.83% for

three months

ended March

31, 2021 and

2020,

respectively.

There was

a 260 bp decrease

in the average

cost of funds

and a
$62.1 million

decrease in

average outstanding

balances under

repurchase

agreements

during the

three months

ended March

31, 2021 as
compared to

the three

months ended

March 31,

2020. Average

balances as

presented

here, and

in the table

below, are based

on
beginning and

ending outstanding

balances and

are skewed

lower for

the quarter

ended March

31, 2020 because

nearly all

of the
deleveraging

occurred at

the end of

March 2020.

If average

balances were

calculated

based on

daily balances,

average outstanding
repurchase

agreements

for the three

months ended

March 31,

2020 would

have been

$198.4 million

and the cost

of funds would

have
been 1.87%.

Our economic

interest expense

was $0.7 million

and $1.4 million

for the three

months ended

March 31, 2021

and 2020, respectively.
There was

a 11 bp increase

in the average

economic cost

of funds

to 4.33%

for the three

months ended

March 31,

2021 from

4.22% for

the
three months

ended March

31, 2020.

The $0.7

million decrease

in economic

interest expense

was due

to a 260

bp decrease

in the average
cost of funds

combined with

the unfavorable

performance

of our derivative

holdings attributed

to the current

period.

Because all

of our repurchase

agreements

are short-term,

changes in

market rates

have a more

immediate impact

on our interest
expense.

The Company’s

average cost

of funds calculated

on a GAAP

basis was 10

bps above the

average one-month

LIBOR and

equal
to the average

six-month LIBOR

for the quarter

ended March

31, 2021.

The Company’s

average economic

cost of funds

was 420 bps
above the

average one-month

LIBOR and

410 bps above

the average

six-month LIBOR

for the quarter

ended March

31, 2021.

The

average term

to maturity

of the outstanding

repurchase

agreements

increased from

33 days at

December 31,

2020 to 64

days at March
31, 2021.

The tables

below present

the average

outstanding

balances under

all repurchase

agreements,

interest expense

and average
economic cost

of funds,

and average

one-month

and six-month

LIBOR rates

for the three

months ended

March 31,

2021 and for

each
quarter in

2020 on both

a GAAP and

economic basis.

($ in thousands)
Average
Balance of Interest Expense Average Cost of Funds
Repurchase GAAP Economic GAAP Economic
Agreements Basis Basis Basis Basis
Three Months Ended
March 31, 2021 $ 69,104 $ 40 $ 748 0.23% 4.33%
December 31, 2020 67,878 43 658 0.25% 3.88%
September 30, 2020 61,151 43 1,108 0.28% 7.24%
June 30, 2020 51,987 60 516 0.46% 3.97%
March 31, 2020 131,156 928 1,384 2.83% 4.22%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
March 31, 2021 0.13% 0.23% 0.10% 0.00% 4.20% 4.10%
December 31, 2020 0.15% 0.27% 0.10% (0.02)% 3.73% 3.61%
September 30, 2020 0.17% 0.35% 0.11% (0.07)% 7.08% 6.89%
June 30, 2020 0.55% 0.70% (0.09)% (0.24)% 3.42% 3.27%
March 31, 2020 1.34% 1.43% 1.49% 1.40% 2.88% 2.79%

Dividend Income

At both March

31, 2021 and

December 31,

2020,

we owned

2,595,357 shares

of Orchid common

stock.

Orchid paid

total dividends

of
$0.195 and

$0.24 and

per share

during the

three months

ended March

31, 2021 and

2020,

respectively.

During the

three months

ended
March 31,

2021 and 2020,

we received

dividends

on this common

stock investment

of approximately

$0.5

million and

$0.4

million,
respectively.

Long-Term Debt

Junior Subordinated Debt

Interest expense

on our junior

subordinated

debt securities

was approximately

$0.2 million

for the three-month

period ended

March
31, 2021,

compared to

approximately

$0.3 million

for the same

period in

2020.

The average

rate of interest

paid for the

three months
ended March

31, 2021 was

3.71% compared

to 5.19% for

the comparable

period in

2020. The junior

subordinated

debt securities

pay
interest at

a floating

rate.

The rate is

adjusted quarterly

and set at

a spread of

3.50% over

the prevailing

three-month

LIBOR rate

on the
determination

date.

As of March

31, 2021,

the interest

rate was 3.68%.

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

Paycheck Protection Plan Loan

On April 13,

2020, the

Company received

approximately

$152,000

through the

Paycheck Protection

Program (“PPP”)

of the CARES
Act in the

form of a

low interest

loan.

PPP loans

may be forgiven,

in whole or

in part, if

the proceeds

are used for

payroll and

other
permitted

purposes in

accordance

with the requirements

of the PPP

and if certain

other requirements

are met.

These loans

carry a fixed
rate of 1.00%

and a term

of two years,

if not forgiven,

in whole or

in part.

Payments are

deferred for

the first

ten months

after the
completion

of the loan

forgiveness

period.

The Small

Business Administration

has notified

the Company

that, effective

as of April

22, 2021,
all principal

and accrued

interest

under the

PPP loan

has been forgiven.

Gains or Losses and Other Income

The table

below presents

our gains

or losses and

other income

for the three

months ended

March 31,

2021 and 2020.

(in thousands)
2021 2020 Change
Realized losses on sales of MBS $ - $ (5,805) $ 5,805
Unrealized losses on MBS (1,392) (574) (818)
Total losses on

MBS
(1,392) (6,379) 4,987
Losses on derivative instruments - (5,291) 5,291
Unrealized gains (losses) on Orchid Island Capital, Inc. common stock 2,050 (4,408) 6,458

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

2021.

The fair value

of our MBS

portfolio and

derivative

instruments,

and the gains

(losses) reported

on those financial

instruments,

are
sensitive to

changes in

interest rates.

The table

below presents

historical

interest rate

data as of

each quarter

end during

2021 and 2020.

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
Libor
(3)
March 31, 2021 0.94% 1.75% 2.39% 3.08% 0.19%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.

(3)

Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Operating Expenses

For the three

months ended

March 31,

2021, our

total operating

expenses were

approximately

$1.8 million

compared

to
approximately

$1.7 million

for the three

months ended

March 31,

2020. The

table below

presents a

breakdown

of operating

expenses for
the three

months ended

March 31,

2021 and 2020.

(in thousands)
2021 2020 Change
Compensation and benefits $ 1,124 $ 1,100 $ 24
Legal fees 44 20 24
Accounting, auditing and other professional fees 93 139 (46)
Directors’ fees and liability insurance 188 165 23
Other G&A expenses 308 282 26
$ 1,757 $ 1,706 $ 51

Income Tax Provision

We recorded an income tax provision for the three months ended March 31, 2021 of approximately

$0.5 million on consolidated
pre-tax book income of $1.8 million. We recorded an income tax provision for the three months ended

March 31, 2020 of approximately
$7.4 million on a consolidated pre-tax book loss of $14.9 million.

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

With the evolving

and changing
landscape caused

by the pandemic,

we will continue

to closely

monitor the

impacts of

COVID-19

on the Company’s

ability to

realize its
deferred tax

assets and

may increase

valuation allowances

in the future

as new information

becomes available.

Financial

Condition:

Mortgage-Backed Securities

As of March

31, 2021,

our MBS portfolio

consisted of

$72.9 million

of agency or

government

MBS at fair

value and had

a weighted
average coupon

of 3.66%.

During the

three months

ended March

31, 2021,

we received

principal repayments

of $3.3 million

compared to
$6.7 million

for the comparable

period ended

March 31,

2020.

The average

prepayment

speeds for

the quarters

ended March

31, 2021
and 2020 were

18.3% and

13.7%,

respectively.

The following

table presents

the 3-month

constant prepayment

rate (“CPR”)

experienced

on our structured

and PT MBS

sub-
portfolios,

on an annualized

basis, for

the quarterly

periods presented.

CPR is a

method of

expressing the

prepayment

rate for

a mortgage
pool that assumes

that a constant

fraction of

the remaining

principal is

prepaid each

month or

year. Specifically, the

CPR in the

chart
below represents

the three-month

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
March 31, 2021 18.5 16.4 18.3
December 31, 2020 12.8 24.5 14.4
September 30, 2020 13.0 32.0 15.8
June 30, 2020 12.4 25.0 15.3
March 31, 2020 11.6 18.1 13.7

The following

tables summarize

certain characteristics

of our PT

MBS and structured

MBS as of March

31, 2021 and

December 31,
2020:

($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
March 31, 2021
Fixed Rate MBS $ 72,504 99.5% 3.66% 335 1-Jan-51
Interest-Only MBS 329 0.5% 3.51% 298 15-Jul-48
Inverse Interest-Only MBS 23 0.0% 5.87% 218 15-May-39
Total MBS Portfolio $ 72,856 100.0% 3.66% 335 1-Jan-51
December 31, 2020
Fixed Rate MBS $ 64,902 99.6% 3.89% 333 1-Aug-50
Interest-Only MBS 251 0.4% 3.56% 299 15-Jul-48
Inverse Interest-Only MBS 25 0.0% 5.84% 221 15-May-39
Total MBS Portfolio $ 65,178 100.0% 3.89% 333 1-Aug-50

($ in thousands)
March 31, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 48,564 66.7% $ 38,946 59.8%
Freddie Mac 24,292 33.3% 26,232 40.2%
Total Portfolio $ 72,856 100.0% $ 65,178 100.0%

March 31, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 108.84 $ 109.51
Weighted Average Structured Purchase Price $ 4.28 $ 4.28
Weighted Average Pass-through Current Price $ 109.63 $ 112.67
Weighted Average Structured Current Price $ 4.80 $ 3.20
Effective Duration
(1)
3.976 3.309

(1)

Effective duration is the approximate percentage change

in price for a 100 basis point change in rates.

An effective duration of 3.976 indicates
that an interest rate increase of 1.0% would be expected to cause a 3.976% decrease in the value of the MBS in our investment portfolio

at
March 31, 2021.

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

The following

table presents

a summary of

our portfolio

assets acquired

during the

three months

ended March

31, 2021 and

2020.

($ in thousands)
Three Months Ended March 31,
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ 12,368 $ 104.84 1.19% $ 20,823 $ 110.83 2.64%

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

2021, assuming

rates instantaneously

fall 100 bps,

rise 100 bps

and rise

200 bps, adjusted

to reflect

the impact
of convexity, which

is the measure

of the sensitivity

of our hedge

positions and

Agency MBS’

effective duration

to movements

in interest
rates.

($ in thousands)
Fair $ Change in Fair Value % Change in Fair Value
MBS Portfolio Value -100BPS +100BPS +200BPS -100BPS +100BPS +200BPS
Fixed Rate MBS $ 72,504 $ 2,487 $ (3,399) $ (7,366) 3.43% (4.69)% (10.16)%
Interest-Only MBS 329 (100) 74 127 (30.33)% 22.55% 38.71%
Inverse Interest-Only MBS 23 1 (3) (7) 3.56% (14.46)% (30.16)%
Total MBS Portfolio $ 72,856 $ 2,388 $ (3,328) $ (7,246) 3.28% (4.57)% (9.95)%

($ in thousands)
Notional $ Change in Fair Value % Change in Fair Value
Amount
(1)
-100BPS +100BPS +200BPS -100BPS +100BPS +200BPS
Eurodollar Futures Contracts
Junior Subordinated Debt Hedges $ 1,000 $ (10) $ 10 $ 20 (1.00)% 1.00% 2.00%
$ 1,000 $ (10) $ 10 $ 20
Gross Totals $ 2,378 $ (3,318) $ (7,226)

(1)

Represents the

average contract/notional

amount of Eurodollar

futures contracts.

In addition

to changes

in interest

rates, other

factors impact

the fair value

of our interest

rate-sensitive

investments

and hedging
instruments,

such as the

shape of

the yield curve,

market expectations

as to future

interest rate

changes and

other market

conditions.
Accordingly, in the

event of changes

in actual interest

rates, the

change in the

fair value

of our assets

would likely

differ from

that shown
above and

such difference

might be

material and

adverse to

our stockholders.

Repurchase Agreements

As of March

31, 2021,

we had established

borrowing

facilities

in the repurchase

agreement

market with

a number of

commercial
banks and other

financial institutions

and had borrowings

in place with

six of these

counterparties.

We

believe these

facilities

provide
borrowing

capacity

in excess of

our needs.

None of these

lenders are

affiliated with

us.

These borrowings

are secured

by our MBS.

As of March

31, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$73.1 million

with a net
weighted average

borrowing

cost of 0.21%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

6 to
127 days, with

a weighted

average maturity

of 64 days.

Securing the

repurchase

agreement

obligation

as of March

31, 2021 are

MBS
with an estimated

fair value,

including

accrued interest,

of $73.0 million

and a weighted

average maturity

of 336 months.

Through May

14,
2021, we have

been able

to maintain

our repurchase

facilities

with comparable

terms to those

that existed

at March 31,

2021 with
maturities

through August

5, 2021.

The table below presents information about our period-end, maximum and average repurchase agreement obligations for each
quarter in 2021 and 2020.

($ in thousands)
Ending Maximum Average Difference Between Ending
Balance Balance Balance Repurchase Agreements and
of Repurchase of Repurchase of Repurchase Average Repurchase Agreements
Three Months Ended Agreements Agreements Agreements Amount Percent
March 31, 2021 $ 73,136 $ 76,004 $ 69,104 $ 4,032 5.83%
December 31, 2020 65,071 70,684 67,878 (2,807) (4.14)%
September 30, 2020 70,685 70,794 61,151 9,534 15.59%
(1)
June 30, 2020 51,617 52,068 51,987 (370) (0.71)%
March 31, 2020 52,357 214,921 131,156 (78,799) (60.08)%
(2)

(1)

The higher ending balance relative to the average balance during the quarter ended September 30, 2020 reflects the increase in the portfolio.
During that quarter, the Company's investment

in PT MBS increased $20.4 million.
(2)

The lower ending balance relative to the average balance during the quarter ended March 31, 2020 reflects the Company’s response to

the
COVID-19 pandemic. During that quarter,

the Company's investment in PT MBS decreased $162.4 million.

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

As described

elsewhere

in this report,

since March

2020
Bimini’s operating

results have

stabilized,

liquidity

has improved

and our investments

in MBS and

Orchid shares

has increased.

Our hedging

strategy typically

involves taking

short positions

in Eurodollar

futures, T-Note

futures, TBAs

or other instruments.

Currently, our

hedge positions

are limited

to short positions

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

As of March

31, 2021,

we had cash
and cash equivalents

of $6.0 million.

We generated

cash flows

of $3.9 million

from principal

and interest

payments on

our MBS portfolio
and had average

repurchase

agreements

outstanding

of $69.1 million

during the

three months

ended March

31, 2021.

In addition,

during
the three

months ended

March 31,

2021, we received

approximately

$2.0 million

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
the Company’s business.

The proceeds from this sale were approximately $462,000 and were invested in our MBS portfolio.

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

are met. The

Small Business
Administration

has notified

the Company

that, effective

as of April

22, 2021,

all principal

and accrued

interest under

the PPP loan

has been
forgiven.

The table below summarizes the effect that certain future contractual obligations existing as of March

31, 2021 will have on our
liquidity and cash flows. The figures below reflect forgiveness of all principal and interest under the PPP loan.

(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 73,136 $ - $ - $ - $ 73,136
Interest expense on repurchase agreements
(1)
71 - - - 71
Junior subordinated notes
(2)
- - - 26,000 26,000
Interest expense on junior subordinated notes
(1)
1,016 1,945 1,942 9,434 14,337
Principal and interest on mortgage loan
(1)
54 107 107 730 998
Totals $ 74,277 $ 2,052 $ 2,049 $ 36,164 $ 114,542

(1)

Interest expense

on repurchase

agreements,

junior subordinated

notes and mortgage

loan are based

on current interest

rates as of March

31, 2021
and the remaining

term of liabilities

existing at

that date.
(2)

We hold a common

equity interest

in Bimini Capital

Trust II.

The amount presented

represents our

net cash outlay.

Outlook

Orchid Island

Capital Inc.

Orchid Island Capital continued to recover from the market impact during the first quarter of 2020 caused by the COVID-19
pandemic.

Orchid was able to grow its capital base with two secondary offerings of common stock, realizing net proceeds of $96.9
million. However, as the economic recovery from the pandemic accelerated during the first quarter of 2021 interest rates increased as
the market anticipated strong growth for 2021 and a potential acceleration in inflation.

As described more fully below, these
developments had an adverse impact on the Agency MBS market and Orchid incurred a net loss for the quarter of $29.4 million.

The
net effect of the capital raises and the net loss was a $50.9 million increase in the shareholders equity of Orchid Island.

The increase
in the equity base of Orchid resulted in an 11% increase in advisory service revenue for the first quarter of 2021 versus the fourth quarter of 2020 and a 17% increase versus the first quarter of 2020. In addition, Orchid is obligated to reimburse us for direct expenses
paid on its behalf and to pay to us Orchid’s pro rata share of overhead as defined in the management agreement.

As a stockholder of
Orchid, we will also continue to share in distributions, if any, paid by Orchid to its stockholders.

Our operating results are also impacted
by changes in the market value of our holdings of Orchid common shares, although these market value changes do not impact our
cash flows from Orchid.

The Company increased its holdings of Orchid during the second quarter of 2020

as the shares of Orchid
were trading at a significant discount to Orchid’s reported book value as of March 31, 2020.

The Company currently owns
approximately 2.6 million shares of Orchid.

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

Economic Summary

During the

first quarter

of 2021 the

economy made

tremendous

strides towards

recovery from

the COVID-19

pandemic. Evidence

of
the recovery

was pervasive.

New cases

of COVID-19,

which peaked

around the

turn of the

year, moderated

significantly, as

did
hospitalizations

and deaths.

As a result

of the U.S.

Senate run-off

elections in

early January, both

of which were

won by Democrats,

one
party was

now in control

of the White

House and

both houses

of Congress.

This led the

way to a new

stimulus package

being passed

that
was at the

high end of

market expectations

- $1.9 trillion.

The American

Rescue Plan

Act of 2021

was signed

into law on

March 11, 2021.

This marked

the third

legislative

act related

to the nation’s

recovery from

the COVID-19

pandemic, after

the $2.2 trillion

CARES Act
(described

below), which

passed on March

27, 2020 and

the $2.3 trillion

Consolidated

Appropriations

Act of 2021,

which contained

$900
billion of

COVID-19

relief and

was signed on

December 27,

2020.

Given the momentum

the administration

had after

passing the

American Rescue

Plan Act of

2021, President

Biden shortly

thereafter

announced plans

for a $2 trillion-plus

infrastructure

bill.

The vaccine
roll-out,

which initially

seemed haphazard,

improved to

the point

where the

U.S. became

a world leader.

The U.S.

was well on

its way to
herd immunity

as over 200

million inoculations

were administered

by April 21,

2021, well

ahead of even

the most optimistic

projections

at
the beginning

of the year.

Economic data

released over

the course

of the first

quarter has

been consistently

very strong.

Fueled by

two
rounds of

stimulus checks

during the

first quarter,

consumers have

been spending.

Retail sales,

home sales,

demand for

new cars

and
other durable

goods are

all benefitting

from the stimulus

and considerable

pent-up demand.

Job growth

appears to

be accelerating
quickly, and the

unemployment

rate has dropped

to 6.1%.

All of the

developments

described above

have stoked

inflation fears.

The most
obvious evidence

of potential

price pressures

relate to

supply shortages

of a variety

of consumer

goods and

commodities

caused by

the
combination

of still constrained

production

and surging

demand that

have begun

to surface

across the

economy.

The factors

highlighted

above have

led to a surging

economy, which

grew at an

annualized

rate of 6.4%

during the

first quarter.

They
have also impacted

the financial

markets.

The various

broad equity

indices are

making new

all-time highs

on a frequent

basis, and
corporate

debt issuance

levels – both

investment

grade and

high yield

– are at or

near record

levels reflecting

the demand

for capital

and
investor appetite

for yield.

U.S. Treasury

rates, at

least longer-term

rates, have

risen significantly.

The ten-year

U.S. Treasury

note yield
increased from

0.916% to

1.742% over

the course

of the first

quarter, an increase

of 82.6 basis

points, and

the U.S.

Treasury curve

has
steepened substantially.

The market

has moved up

expectations

for a recovery

from the pandemic

and return

to normalcy

significantly.

The Federal

Reserve (the

“Fed”) gave

a green light

to higher

rates, referring

to them as

a sign of economic

strength.

However, when

the
market has

attempted

to price in

an acceleration

to the timing

of the rate

increases by

the Fed, the

Fed has pushed

back against

such
sentiment.

These efforts

have largely

been successful,

and current

market pricing

only reflects

one interest

rate hike by

the end of

2022.

Legislative

Response and

the Federal

Reserve

Congress passed

the CARES

Act quickly

in response

to the pandemic’s

emergence

last spring

and followed

with additional

legislation
over the ensuing

months.

However, as certain

provisions

of the CARES

Act expired,

such as supplemental

unemployment

insurance

last
July, there appeared

to be a need

for additional

stimulus for

the economy

to deal with

the surge

in the pandemic

that occurred

as cold
weather set

in, particularly

over the Christmas

holiday.

As mentioned

above, the

Federal government

eventually

passed an additional
stimulus package

in late December

of

2020 and again

in March of

2021. In addition,

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

at an accelerating

pace.

Interest Rates

Interest rates

steadily increased

throughout

the first

quarter as

described above

and levels

of implied

volatility

rose as well.

Mortgage
rates slowly

declined at

the end of

2020 as originators

added capacity

and could handle

ever increasing

levels of production

volume.

This
trend in mortgage

rates quickly

reversed during

the first

quarter of

2021 as rates

began to increase,

especially in

late February

and March.
With the increase

in interest

rates, prepayment

activity slowed.

The percent

of the Agency

RMBS universe

with sufficient

rate incentive

to
economically

refinance

has declined

from approximately

80%

at the end

of 2020 to

approximately

46% at the

end of the

first quarter.
However, the spread

between rates

available to

borrowers

and the implied

yield on a

current coupon

mortgage,

known as the
primary/secondary

spread, has

continued to

compress.

The spread

is still slightly

above long-term

average levels

so further

compression
is possible,

meaning rates

available

to borrowers

could remain

at current

levels even

if U.S. Treasury

rates increased

further. Since

the
end of the

first quarter,

interest rates

have declined

by approximately

10 basis points

in the case

of the 10-year

U.S. Treasury

note.

Accordingly, prepayment

levels on

RMBS securities

are likely

to remain

high unless

U.S. Treasury

rates increase

above current

levels.

The Agency

MBS Market

The

market conditions

that prevailed

throughout

the first

quarter were

not conducive

to mortgage

performance.

In fact, apart

from high
yield bonds,

all fixed income

sectors had

negative returns

for the quarter.

Interest rates

rose rapidly, and

volatility was

elevated.

Agency
RMBS had

negative absolute

and excess

returns for

the first

quarter of

-1.2% and

-0.3%, respectively

(both vs U.S

Treasuries and
LIBOR/swaps).

There is a

benefit to

higher interest

rates, and

as interest

rates rose

prepayment

levels declined.

The Mortgage

Bankers
Association

refinance

index declined

from approximately

4700 in early

January 2021

to approximately

2900 in early

April 2021,

before
rebounding

slightly since.

The Agency

RMBS market

continues to

be essentially

bifurcated

with two

separate and

distinct sub-markets.

Lower coupon

fixed rate

mortgages,

coupons of

1.5% through

2.5%, are

purchased by

the Fed.

Fed purchase

activity maintains
substantial

price pressure

under these

coupons, and

they benefit

from attractive

TBA dollar

roll drops.

Higher coupons

in the TBA

market
do not have

the benefit

of Fed purchases.

Importantly, the

Fed tends

to take the

worst performing

collateral

out of the

market.

The
absence of

Fed purchases

of higher

coupons means

the market

is left to

absorb still

very high

prepayment

speeds on these

securities

as
rates have

not risen

enough to

eliminate the

economic incentive

to refinance.

The market

expects prepayments

on higher

coupons will
eventually

decline as

“burn out”

sets in – a

phenomenon

whereby refinancing

activity declines

as borrowers

are exposed

to refinancing
incentives for

an extended

period.

Through the

April 2021

prepayment

report released

in early May, this

has yet to

occur.

While

market
participants

continue to

favor specified

pools that

have favorable

prepayment

characteristics

that mute

the refinance

incentive,

the
premium over

generic TBA

securities

has declined

significantly

with the reduced

refinance

incentive caused

by the increase

in rates
available to

borrowers.

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

pandemic. In

March of
2020, the

Fed announced

a $700 billion

asset purchase

program to

provide liquidity

to the U.S.

Treasury and

Agency RMBS

markets. The
Fed also lowered

the Fed Funds

rate to a

range of 0.0%

– 0.25%, after

having already

lowered the

Fed Funds

rate by 50

bps earlier

in the
month. Later

that same

month the

Fed announced

a program

to acquire

U.S. Treasuries

and Agency

RMBS in the

amounts needed

to
support smooth

market functioning.

With these

purchases,

market conditions

improved substantially.

Currently, the Fed

is committed

to
purchasing

$80 billion

of U.S. Treasuries

and $40 billion

of Agency

RMBS each

month. Chairman

Powell and

the Fed have

reiterated

their
commitment

to this level

of asset purchases

at every meeting

since their

meeting on

June 30,

2020. Chairman

Powell has

also maintained
that the Fed

expects to

maintain interest

rates at this

level until

the Fed is

confident that

the economy

has weathered

the pandemic

and its
impact on economic

activity and

is on track

to achieve

its maximum

employment

and price

stability goals.

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

Act of 2021,

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

2021, which

was further

extended to

June 30, 2021

on March 29,

2021. In addition,
on February

9, 2021, the

FHFA announced

that the foreclosure

moratorium

begun under

the CARES

Act for loans

backed by Fannie

Mae
and Freddie

Mac and the

eviction moratorium

for real estate

owned by Fannie

Mae and Freddie

Mac were extended

until March

31, 2021,
which was

further extended

to June 30,

2021 on February

25, 2021.

On February

16, 2021,

the U.S.

Housing and

Urban Development
Department

announced

the extension

of the FHA

eviction and

foreclosure

moratorium

to June 30,

2021.

On March 11, 2021,

the $1.9 trillion

American Rescue

Plan Act of

2021 was signed

into law.

This stimulus

program furthered

the
Federal government’s

efforts to stabilize

the economy

and provide

assistance

to sectors

of the population

still suffering

from the

various
physical and

economic effects

of the pandemic.

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
has confirmed

that it will

cease publication

of (i) the

one-week and

two-month

USD LIBOR

settings immediately

following

the LIBOR
publication

on December

31, 2021,

and (ii) the

overnight

and one, three,

six and 12-month

USD LIBOR

settings immediately

following

the
LIBOR publication

on June 30,

2023. A joint

statement

by key regulatory

authorities

calls on banks

to cease entering

into new

contracts
that use USD

LIBOR as a

reference rate

by no later

than December

31, 2021.

The Alternative

Reference

Rates Committee,

a steering
committee comprised

of large U.S.

financial institutions,

has proposed

replacing USD-LIBOR

with a new

SOFR, a rate

based on U.S.

repo
trading. On

December 31,

2020, FNMA

and FHLMC

ceased purchasing

LIBOR-based

adjustable-rate

mortgage (“ARM”)

loans and began
accepting SOFR-based

ARMs and issuing

SOFR-based

MBS. However,

many banks

believe that

it may take

four to five

years to
complete the

transition

to SOFR,

for certain,

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

RMBS investors,

when a delinquent

loan is bought

out of a pool

of mortgage

loans, the

removal of

the loan from

the pool
is the same

as a total

prepayment

of the loan.

The respective

GSEs currently

anticipate,

however, that

delinquent

loans will

be
repurchased

in most cases

before the

24-month deadline

under one

of the following

exceptions

listed below.

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

States.

On April 28,

2021 the FHFA

announced new

refinance

options for

low-income

families with

enterprise

backed mortgages

(FNMA and
FHLMC). Eligible

borrowers

will benefit

from a reduced

interest rate

and lower

monthly payment.

Eligibility

for the program

was further
clarified

by

the respective

GSEs on May

4, 2021. The

impact on

refinancing

on the Company

and the universe

of Agency

MBS is expected
to be limited

and concentrated

in loans with

lower loan

balances.

Effect on Us

Regulatory developments, movements in interest rates and prepayment rates affect us in many ways,

including the following:

Effects on our Assets

A change in

or elimination

of the guarantee

structure

of Agency

RMBS may increase

our costs (if,

for example,

guarantee

fees
increase) or

require us

to change

our investment

strategy altogether.

For example,

the elimination

of the guarantee

structure

of Agency
RMBS may cause

us to change

our investment

strategy to

focus on non-Agency

RMBS, which

in turn would

require us

to significantly
increase our

monitoring

of the credit

risks of our

investments

in addition

to interest

rate and prepayment

risks.

Lower long-term

interest rates

can affect the

value of our

Agency RMBS

in a number

of ways. If

prepayment

rates are

relatively

low
(due, in part,

to the refinancing

problems described

above), lower

long-term

interest rates

can increase

the value of

higher-coupon

Agency
RMBS. This

is because

investors

typically place

a premium

on assets

with yields

that are higher

than market

yields. Although

lower long-
term interest

rates may increase

asset values

in our portfolio,

we may not

be able to

invest new

funds in similarly-yielding

assets.

If prepayment

levels increase,

the value

of our Agency

RMBS affected

by such prepayments

may decline.

This is because

a principal
prepayment

accelerates

the effective

term of an

Agency RMBS,

which would

shorten the

period during

which an investor

would receive
above-market

returns (assuming

the yield on

the prepaid

asset is higher

than market

yields). Also,

prepayment

proceeds may

not be able
to be reinvested

in similar-yielding

assets. Agency

RMBS backed

by mortgages

with high

interest rates

are more susceptible

to

prepayment

risk because

holders of

those mortgages

are most likely

to refinance

to a lower

rate. IOs

and IIOs, however,

may be the

types
of Agency

RMBS most

sensitive to

increased prepayment

rates. Because

the holder

of an IO or

IIO receives

no principal

payments,

the
values of IOs

and IIOs are

entirely dependent

on the existence

of a principal

balance on

the underlying

mortgages.

If the principal

balance
is eliminated

due to prepayment,

IOs and IIOs

essentially

become worthless.

Although increased

prepayment

rates can

negatively

affect
the value of

our IOs and

IIOs, they

have the opposite

effect on POs.

Because POs

act like zero-coupon

bonds, meaning

they are
purchased at

a discount

to their

par value and

have an effective

interest rate

based on the

discount and

the term of

the underlying

loan, an
increase in

prepayment

rates would

reduce the

effective term

of our POs

and

accelerate

the yields

earned on

those assets,

which would
increase our

net income.

Higher long-term

rates can

also affect

the value of

our Agency

RMBS.

As long-term

rates rise,

rates available

to borrowers

also rise.

This tends

to cause prepayment

activity to

slow and extend

the expected

average life

of mortgage

cash flows.

As the expected

average
life of the

mortgage cash

flows increases,

coupled with

higher discount

rates, the

value of Agency

RMBS declines.

Some of the
instruments

the Company

uses to hedge

our Agency

RMBS assets,

such as interest

rate futures,

swaps and

swaptions,

are stable
average life

instruments.

This means

that to the

extent we

use such instruments

to hedge our

Agency RMBS

assets, our

hedges may not
adequately

protect us

from price

declines, and

therefore

may negatively

impact our

book value.

It is for

this reason

we use interest

only
securities

in our portfolio.

As interest

rates rise,

the expected

average life

of these securities

increases,

causing generally

positive price
movements as

the number

and size of

the cash flows

increase the

longer the

underlying

mortgages

remain outstanding.

This makes
interest only

securities

desirable

hedge instruments

for pass-through

Agency RMBS.

As described

above, the

Agency RMBS

market began

to experience

severe dislocations

in mid-March

2020 as a result

of the
economic, health

and market

turmoil brought

about by COVID-19.

In March of

2020, the

Fed announced

that it would

purchase Agency
RMBS and

U.S. Treasuries

in the amounts

needed to

support smooth

market functioning,

which largely

stabilized the

Agency RMBS
market, a commitment

it reaffirmed

at all subsequent

Fed meetings,

including its

most recent

meeting in

April of 2021.

If the Fed

modifies,
reduces or

suspends its

purchases

of Agency RMBS,

our investment

portfolio could

be negatively

impacted. Further,

the moratoriums

on
foreclosures

and evictions

described

above will

likely delay

potential

defaults on

loans that

would otherwise

be bought

out of Agency

MBS
pools as described

above.

Depending

on the ultimate

resolution

of the foreclosure

or evictions,

when and if

it occurs,

these loans

may be
removed from

the pool into

which they

were securitized.

If this were

to occur, it would

have the effect

of delaying

a prepayment

on the
Company’s securities

until such

time. As the

majority of

the Company’s

Agency RMBS

assets were

acquired at

a premium

to par, this will
tend to increase

the realized

yield on the

asset in question.

Because we

base our investment

decisions on

risk management

principles

rather than

anticipated

movements in

interest rates,

in a
volatile interest

rate environment

we may allocate

more capital

to structured

Agency RMBS

with shorter

durations.

We believe these
securities

have a lower

sensitivity

to changes

in long-term

interest

rates than

other asset

classes. We

may attempt

to mitigate

our
exposure to

changes in

long-term

interest rates

by investing

in IOs and

IIOs, which

typically

have different

sensitivities

to changes

in long-
term interest

rates than

PT RMBS, particularly

PT RMBS backed

by fixed-rate

mortgages.

Effects on our borrowing costs

We leverage

our PT RMBS

portfolio and

a portion

of our structured

Agency RMBS

with principal

balances through

the use of

short-
term repurchase

agreement

transactions.

The interest

rates on

our debt are

determined

by the short-term

interest rate

markets. An
increase in

the Fed Funds

rate or LIBOR

would increase

our borrowing

costs, which

could affect

our interest

rate spread

if there is

no
corresponding

increase in

the interest

we earn on

our assets.

This would

be most prevalent

with respect

to our Agency

RMBS backed

by
fixed rate

mortgage loans

because the

interest rate

on a fixed-rate

mortgage loan

does not change

even though

market rates

may change.

In order to

protect our

net interest

margin against

increases in

short-term

interest rates,

we may enter

into interest

rate swaps,

which
economically

convert our

floating-rate

repurchase

agreement

debt to fixed-rate

debt, or utilize

other hedging

instruments

such as
Eurodollar, Fed

Funds and

T-Note futures

contracts or

interest rate

swaptions.

Summary

COVID-19

continues to

dominate the

performance

of the markets

and economy.

In the case

of the first

quarter of

2021 this meant

the
recovery from

the pandemic,

in stark contrast

to the first

quarter of

2020 when

the pandemic

first emerged

in the U.S.

The recovery

has
been driven

by many factors

– the emergence

and widespread

distribution

of a very effective

vaccine, substantial

government

stimulus
and accommodative

monetary

policy. The economy

is recovering

rapidly as

the emergence

of an effective

vaccine has

allowed pent-up
demand to

lead to a

surge in demand

for goods

and services,

fueled further

by multiple

rounds of

stimulus checks

and numerous

other
means of financial

support provided

by the government.

Financial

markets are

benefiting

from extremely

lose financial

conditions,
abundant liquidity,

high risk tolerance

and an insatiable

demand for

returns.

The surge

in economic

activity during

the first

quarter of

2021 and expectations

for activity

to return

to pre-pandemic

levels much
sooner than

anticipated

caused interest

rates to rise

rapidly as

well.

The yield on

the 10-year

U.S. Treasury

note increased

by over 82
basis points

and closed

the quarter

at approximately

1.75%, not

far below

the yield level

that prevailed

last January

before the

pandemic
emerged last

March.

In addition,

the U.S.

Treasury curve

has steepened

as the market

fears an

outbreak in

inflation caused

by the
combination

of abundant

liquidity

via government

stimulus,

loose financial

conditions

and very

strong demand

for all types

of goods and
services.

Constrained

supply of

needed raw

materials,

various inputs

to consumer

goods, such

as micro chips,

and even labor

have
exacerbated

the upward

pressure on

prices. It

remains to

be seen if

these price

pressures prove

to be temporary

or

lead to more

sustained
inflation.

The Fed believes

the effects

are transitory.

Current market

pricing is

roughly in

line with

the Fed’s view

as the Eurodollar

and
Fed Funds

futures markets

only reflect

at most one

interest rate

hike by the

end of 2022.

The Agency

RMBS market

did not perform

well during

the first quarter

as market conditions

– rapidly

rising rates

and increased
volatility –

led to extension

fears in

mortgage cash

flows, driving

convexity related

selling and

spread widening.

Agency RMBS

had
negative absolute

and excess

returns for

the first

quarter of

2021 of -1.2%

and -0.3%,

respectively

(both vs U.S.

Treasuries and
LIBOR/swaps).

A positive

impact from

higher rates

and lowered

prepayment

expectations

is slower

premium amortization,

which
enhances net

income all

else equal.

The Mortgage

Bankers Association

refinance index

declined from

approximately

4700 in early
January 2021

to approximately

2900 in early

April, before

rebounding

slightly since.

As was the

case for much

of 2020, the

Agency RMBS
market continues

to be essentially

bifurcated

with two

separate and

distinct sub-markets.

Lower coupon

fixed rate

mortgages,

coupons of
1.5% through

2.5%, are

purchased by

the Fed and

benefit from

the substantial

price pressure

and attractive

TBA dollar

roll drops.

Higher
coupons in

the TBA market

do not have

the benefit

of Fed purchases,

so the market

is left to

absorb still

very high prepayment

speeds on
these securities

as rates have

not risen

enough to

eliminate the

economic incentive

to refinance.

The market

expects prepayments

on
higher coupons

will eventually

decline as

“burn out”

sets in, although

this has yet

to occur.

One final

element to

poor MBS

performance

for
the quarter

was the impact

of higher

rates on the

premiums paid

for specified

pools.

The premium

over generic

TBA securities

has
declined significantly

with the reduced

refinance incentive

caused by

the increase

in rates available

to borrowers.

Now that

the containment

of the COVID-19

pandemic appears

to be within

sight, at least

in the U.S.,

the economy

and life as

we were
accustomed

to should return

to pre-pandemic

norms.

The key questions

the market

must grapple

with going

forward relate

to whether
there have

been any permanent

changes that

will result,

including,

for example,

inflationary

pressures

resulting from

the unprecedented
government

stimulus and

monetary

quantitative

easing by the

Fed, the impact

of the many

technological

advancements

that were

born out
of the pandemic,

such as employees’

ability to

effectively

work remotely, the

desire to

live in congested

cities and

the implications

for
commercial

real estate

values for

the cities

that many

may not want

to return

to, and the

willingness

to gather

in large numbers

or travel

by
air. These factors

will matter

to both the

Company and

Orchid to the

extent they

impact the

levels of

interest rates

and the efficacy

of
refinancing

specifically, and

economic activity

and inflation

generally.

Critical Accounting Estimates

Our consolidated

financial

statements

are prepared

in accordance

with GAAP.

GAAP requires

our management

to make some
complex and

subjective

decisions

and assessments.

Our most critical

accounting

policies involve

decisions and

assessments

which could
significantly

affect reported

assets,

liabilities,

revenues and

expenses,

and these

decisions

and assessments

can change

significantly

each reporting

period.

There have

been no changes

to the processes

used to determine

our critical

accounting

estimates

as discussed

in
our annual

report on

Form 10-K for

the year ended

December 31,

2020.

Capital Expenditures

At March 31, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements.

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

No
provision or accrual has been recorded as of March 31, 2021 related to the Citigroup demand.

We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.

ITEM 1A.

RISK FACTORS.

There have been

no material

changes to the

risk factors

disclosed in

our Annual Report

on Form 10-K

for the year

ended
December 31,

2020, filed

with the SEC

on March 15,

2021.

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

31, 2021.

The Company

did not have

any unregistered

sales of its

equity securities

during the three

months ended

March 31,

2021.

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

May 14, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer

Date:

May 14, 2021
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)