Form 10-Q
period 2021-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2021-08-13
CIK 1275477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM
10-Q

☑

QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
June 30, 2021

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
☐

No
☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value August 13, 2021
10,795,676
Class B Common Stock, $0.001 par value August 13, 2021
31,938
Class C Common Stock, $0.001 par value August 13, 2021
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

(unaudited)
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
21
ITEM 3. Quantitative

and Qualitative

Disclosures

About Market

Risk
44
ITEM 4. Controls

and Procedures
55
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
46
ITEM 1A.

Risk Factors
46
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
46
ITEM 3. Defaults

Upon Senior

Securities
46
ITEM 4. Mine

Safety Disclosures
46
ITEM 5. Other

Information
46
ITEM 6. Exhibits 46
SIGNATURES 48

PART I. FINANCIAL

INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED BALANCE

SHEETS
(Unaudited)
June 30, 2021 December 31, 2020
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
68,973,238
$
65,153,274
Unpledged
20,392
24,957
Total mortgage

-backed securities
68,993,630
65,178,231
Cash and cash equivalents
7,275,488
7,558,342
Restricted cash
5,892,425
3,353,015
Orchid Island Capital, Inc. common stock, at fair value
13,469,903
13,547,764
Accrued interest receivable
216,050
202,192
Property and equipment, net
2,058,815
2,093,440
Deferred tax assets
34,499,829
34,668,467
Due from affiliates
794,251
632,471
Other assets
1,471,857
1,466,647
Total Assets $
134,672,248
$
128,700,569
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
71,345,999
$
65,071,113
Long-term debt
27,449,886
27,612,781
Accrued interest payable
77,569
107,417
Other liabilities
940,301
1,421,409
Total Liabilities
99,813,755
94,212,720

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of June 30, 2021 and December

31, 2020
-
-
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
11,608,555
shares issued and outstanding as of June 30, 2021 and December 31,

2020
11,609
11,609
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of June 30, 2021 and December 31, 2020
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of June 30, 2021 and December 31, 2020
32
32
Additional paid-in capital
332,642,758
332,642,758
Accumulated deficit
(297,795,938)
(298,166,582)
Stockholders’ Equity
34,858,493
34,487,849
Total Liabilities

and Stockholders' Equity
$
134,672,248
$
128,700,569
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF OPERATIONS
(Unaudited)
For the Six and Three Months Ended June 30, 2021 and

2020
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Revenues:
Advisory services $
4,211,221
$
3,339,680
$
2,185,812
$
1,615,083
Interest income
1,189,068
2,563,281
578,450
523,287
Dividend income from Orchid Island Capital, Inc. common stock
1,012,189
753,518
506,094
388,709
Total revenues
6,412,478
6,656,479
3,270,356
2,527,079
Interest expense
Repurchase agreements
(71,197)
(987,417)
(31,339)
(59,601)
Long-term debt
(499,112)
(631,958)
(249,564)
(282,457)
Net revenues
5,842,169
5,037,104
2,989,453
2,185,021
Other income (expense):
Unrealized (losses) gains on mortgage-backed securities
(1,897,862)
27,855
(505,601)
602,136
Realized losses on mortgage-backed securities
-
(5,804,656)
-
-
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock
(77,861)
(754,792)
(2,128,193)
3,653,312
Losses on derivative instruments
(133)
(5,292,421)
(376)
(1,690)
Other income
153,973
642
153,887
318
Total other (expense)

income
(1,821,883)
(11,823,372)
(2,480,283)
4,254,076
Expenses:
Compensation and related benefits
2,190,220
2,146,667
1,066,690
1,046,623
Directors' fees and liability insurance
377,634
345,693
189,614
181,112
Audit, legal and other professional fees
271,903
346,641
134,735
187,348
Administrative and other expenses
641,247
552,045
333,382
270,005
Total expenses
3,481,004
3,391,046
1,724,421
1,685,088
Net income (loss) before income tax provision (benefit)
539,282
(10,177,314)
(1,215,251)
4,754,009
Income tax provision (benefit)
168,638
8,687,508
(295,465)
1,285,884
Net income (loss) $
370,644
$
(18,864,822)
$
(919,786)
$
3,468,125
Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
0.03
$
(1.62)
$
(0.08)
$
0.30
CLASS B COMMON STOCK
Basic and Diluted $
0.03
$
(1.62)
$
(0.08)
$
0.30
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
11,608,555
11,608,555
11,608,555
11,608,555
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
31,938
31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2021 and

2020
Stockholders' Equity
Common Stock Additional Accumulated
Shares Par Value Paid-in Capital Deficit Total
Balances, January 1, 2020
11,672,431
$
11,673
$
332,642,758
$
(292,677,440)
$
39,976,991
Net loss -
-
-
(22,332,947)
(22,332,947)
Balances, March 31, 2020
11,672,431
$
11,673
$
332,642,758
$
(315,010,387)
$
17,644,044
Net income -
-
-
3,468,125
3,468,125
Balances, June 30, 2020
11,672,431
$
11,673
$
332,642,758
$
(311,542,262)
$
21,112,169
Balances, January 1, 2021
11,672,431
$
11,673
$
332,642,758
$
(298,166,582)
$
34,487,849
Net income -
-
-
1,290,430
1,290,430
Balances, March 31, 2021
11,672,431
$
11,673
$
332,642,758
$
(296,876,152)
$
35,778,279
Net loss -
-
-
(919,786)
(919,786)
Balances, June 30, 2021
11,672,431
$
11,673
$
332,642,758
$
(297,795,938)
$
34,858,493
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2021 and 2020
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss) $
370,644
$
(18,864,822)
Adjustments to reconcile net income (loss) to net cash provided by

(used in) operating activities:
Depreciation
34,625
34,911
Deferred income tax provision
168,638
8,686,736
Losses on mortgage-backed securities, net
1,897,862
5,776,801
PPP loan forgiveness
(153,724)
-
Unrealized losses on Orchid Island Capital, Inc. common stock
77,861
754,792
Realized and unrealized losses on forward settling TBA securities
-
1,441,406
Changes in operating assets and liabilities:
Accrued interest receivable
(13,858)
556,646
Due from affiliates
(161,780)
52,970
Other assets
(5,210)
(20,960)
Accrued interest payable
(28,289)
(575,438)
Other liabilities
(481,108)
(489,128)
NET CASH PROVIDED BY (USED IN) OPERATING

ACTIVITIES
1,705,661
(2,646,086)
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(13,139,464)
(20,823,373)
Sales
-
171,155,249
Principal repayments
7,426,203
8,914,759
Net settlement of forward settling TBA contracts
-
(1,500,000)
Purchases of Orchid Island Capital, Inc. common stock
-
(3,615,712)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(5,713,261)
154,130,923
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
117,034,000
430,566,397
Principal repayments on repurchase agreements
(110,759,114)
(588,903,397)
Proceeds from long-term debt
-
152,165
Principal repayments on long-term debt
(10,730)
(10,125)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
6,264,156
(158,194,960)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
2,256,556
(6,710,123)
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, beginning of the period
10,911,357
12,385,117
CASH, CASH EQUIVALENTS AND

RESTRICTED CASH, end of the period
$
13,167,913
$
5,674,994
SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense $
600,157
$
2,194,813
Income taxes $
-
$
13,465
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL

MANAGEMENT, INC.
NOTES TO CONDENSED

CONSOLIDATED FINANCIAL

STATEMENTS
(Unaudited)
June 30, 2021

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
Bimini Advisors also manages the MBS portfolio of Royal Palm Capital, LLC.

Royal Palm Capital, LLC maintains an investment portfolio, consisting primarily of MBS investments and shares of Orchid common
stock, for its own benefit. Royal Palm Capital, LLC and its wholly-owned subsidiaries are collectively referred to as "Royal Palm."

COVID-19

Impact

Beginning

in March 2020,

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

this time, it

may have a

material adverse

effect
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

Operating results for the six and three-month period ended June 30, 2021 are not necessarily
indicative of the results that may be expected for the year ending December 31, 2021.

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

June 30,

2021 and
December 31,

2020.

June 30, 2021 December 31, 2020
Cash and cash equivalents $
7,275,488
$
7,558,342
Restricted cash
5,892,425
3,353,015
Total cash, cash equivalents

and restricted cash
$
13,167,913
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

The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase
agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2021 and
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

The following table summarizes the advisory services revenue from Orchid for the six and three months ended June 30, 2021 and
2020.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Management fee $
3,412
$
2,645
$
1,791
$
1,268
Allocated overhead
799
695
395
347
Total $
4,211
$
3,340
$
2,186
$
1,615

At June 30, 2021 and December 31, 2020, the net amount due from Orchid was approximately $
0.8

million and $
0.6
million, respectively.

NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of June

30, 2021 and

December 31,

2020:

(in thousands)
June 30, 2021 December 31, 2020
Fixed-rate MBS $
67,910
$
64,902
Interest-Only MBS
1,064
251
Inverse Interest-Only MBS
20
25
Total $
68,994
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

30, 2021,

the Company

had met all

margin call
requirements.

As of June

30, 2021 and

December 31,

2020,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
June 30, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
49,981
$
19,208
$
-
$
69,189
Repurchase agreement liabilities associated with
these securities $
-
$
51,764
$
19,582
$
-
$
71,346
Net weighted average borrowing rate -

0.16%
0.14%
-

0.16%
December 31, 2020
Fair value of securities pledged, including accrued
interest receivable $
-
$
49,096
$
8,853
$
7,405
$
65,354
Repurchase agreement liabilities associated with
these securities $
-
$
49,120
$
8,649
$
7,302
$
65,071
Net weighted average borrowing rate -

0.25%
0.23%
0.30%
0.25%

In addition,

cash pledged

to counterparties

for repurchase

agreements

was approximately

$
5.9

million and

$
3.4

million as

of June 30,
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
3.7

million and

$
3.6

million,
respectively.

As of June

30, 2021

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

June 30, 2021

and December

31, 2020.

($ in thousands)
As of June 30, 2021
Junior Subordinated Debt Funding Hedges
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
2021 $
1,000
1.00%
0.17%
$
(4)

($ in thousands)
As of December 31, 2020
Junior Subordinated Debt Funding Hedges
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
2021 $
1,000
1.02%
0.18%
$
(8)

(1)

Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.

(Losses) Gains on Derivative Instruments

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the six and three months ended June 30, 2021 and 2020 .

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges $
-
$
(2,328)
$
-
$
-
Junior subordinated debt funding hedges
-
(517)
-
(2)
T-Note futures contracts (short positions)
Repurchase agreement funding hedges
-
(1,006)
-
-
Net TBA securities
-
(1,441)
-
-
Losses on derivative instruments $
-
$
(5,292)
$
-
$
(2)

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
June 30, 2021

and December

31, 2020.

($ in thousands)
June 30, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT MBS - at fair value $
67,910
$
-
$
67,910
$
64,902
$
-
$
64,902
Structured MBS - at fair value
1,064
-
1,064
251
-
251
Accrued interest on pledged securities
215
-
215
201
-
201
Restricted cash
5,892
-
5,892
3,352
1
3,353
Total $
75,081
$
-
$
75,081
$
68,706
$
1
$
68,707

Assets Pledged

from Counterparties

The table

below summarizes

cash pledged

to Bimini from

counterparties

under repurchase

agreements

and derivative

agreements

as
of June 30,

2021 and December

31, 2020.

Cash received

as margin is

recognized

in cash and

cash equivalents

with a corresponding
amount recognized

as an increase

in repurchase

agreements

or other liabilities

in the consolidated

balance sheets.

($ in thousands)
Assets Pledged to Bimini June 30, 2021 December 31, 2020
Repurchase agreements $
187
$
80
Total $
187
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
June 30, 2021
Repurchase Agreements $
71,346
$
-
$
71,346
$
(65,454)
$
(5,892)
$
-
$
71,346
$
-
$
71,346
$
(65,454)
$
(5,892)
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

30, 2021 and

December 31,

2020 is summarized

as follows:

(in thousands)
June 30, 2021 December 31, 2020
Junior subordinated debt $
26,804
$
26,804
Note payable
646
657
Paycheck Protection Plan ("PPP") loan
(1)
-
152
Total $
27,450
$
27,613

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

30, 2021 and

December 31,

2020,

the outstanding

principal balance

on the junior

subordinated

debt securities

owed to
BCTII was

$
26.8

million.

The BCTII

trust preferred

securities

and Bimini

Capital's BCTII

Junior Subordinated

Notes have

a rate of interest
that floats

at a spread

of
3.50
% over the

prevailing

three-month

LIBOR rate.

As of June

30, 2021, the

interest rate

was
3.62
%. The BCTII
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

$
680,000

from a bank.

The note is

payable in

equal monthly

principal and

interest
installments

of approximately

$
4,500

through October

30, 2039.

Interest accrues

at 4.89% through

October 30,

2024. Thereafter,

interest
accrues based

on the weekly

average yield

to the United

States Treasury

securities

adjusted to

a constant

maturity of

5 years,

plus
3.25
%.
The note is

secured by

a mortgage

on the Company’s

office building.

Paycheck Protection

Plan Loan

On April 13,

2020, the

Company received

approximately

$
152,000

through the

Paycheck Protection

Program (“PPP”)

of the CARES
Act in the

form of a

low interest

loan.

PPP loans

carry a fixed

rate of
1.00
% and a term

of two years,

if not forgiven,

in whole or

in part. The
Small Business

Administration

notified the

Company that,

effective as

of April 22,

2021, all principal

and accrued

interest under

the PPP
loan has been

forgiven.

The table

below presents

the future

scheduled principal

payments on

the Company’s

long-term

debt.

(in thousands)
Last six months of 2021 $
11
2022
23
2023
24
2024
25
2025
26
After 2025
27,341
Total $
27,450

NOTE 9.

COMMON STOCK

There were

no issuances

of Bimini Capital's

Class A Common

Stock, Class

B Common Stock

or Class C

Common Stock

during the
six months

ended June

30, 2021

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

June 30, 2021,

the Company

repurchased

a total of
70,404

shares at

an
aggregate

cost of approximately

$
166,945
, including

commissions

and fees,

for a weighted

average price

of $
2.37

per share.

There were
no shares

repurchased

during the

six months

ended June

30, 2021.

Tender Offer

In July 2021,

the Company

completed

a “modified

Dutch auction”

tender offer

and paid an

aggregate

of $1.5 million,

excluding

fees

and related

expenses, to

repurchase

812,879 shares

of Bimini

Capital’s Class

A common stock

at a price

of $1.85 per

share.

The financial
statement

impact of the

completion

of this tender

offer will

be reported

in our September

30, 2021 Form

10-Q filing.

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

No
provision or accrual has been recorded as of June 30, 2021 related to the Citigroup demand.

Management is not aware of any other significant reported or unreported contingencies at June 30, 2021.

NOTE 11.

INCOME TAXES

The total income tax provision recorded for the six months ended June 30, 2021 and 2020 was $
0.2

million and $
8.7

million,
respectively, on consolidated pre-tax book income (loss) of $
0.5

million and $(
10.2
) million in the six and three months ended June 30,
2021 and 2020, respectively.

The total income tax (benefit) provision recorded for the three months ended June 30,

2021 and 2020
was $(
0.3
) million and $
1.3

million, respectively, on consolidated pre-tax book (loss) income of $(
1.2
) million and $
4.8

million in the
three months ended June 30, 2021 and 2020, respectively.

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
With the rapidly evolving and changing landscape caused by the pandemic, including the potential for new government restrictions on
the economy in reaction to the Delta Variant, the Company will continue to closely monitor the impacts of COVID-19 on the Company’s ability to realize its deferred tax assets, and it may re-evaluate valuation allowances in the future as new information becomes
available.

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

30, 2021 and

2020.

Shares of

Class C common

stock are not

included in

the basic

EPS computation

as these shares

do not have

participation

rights.
Shares of

Class C common

stock are not

included in

the computation

of diluted

Class A EPS

as the conditions

for conversion

to Class A
common stock

were not

met at June

30, 2021 and

2020.

The table

below reconciles

the numerator

and denominator

of EPS for

the six and

three months

ended June

30, 2021 and

2020.

(in thousands, except per-share information)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted $
370
$
(18,813)
$
(917)
$
3,458
Weighted average common shares:
Class A common shares outstanding at the balance sheet date 11,609 11,609 11,609 11,609
Weighted average shares-basic and diluted
11,609
11,609
11,609
11,609
Income (loss) per Class A common share:
Basic and diluted $
0.03
$
(1.62)
$
(0.08)
$
0.30

(in thousands, except per-share information)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 2021 2020
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted $
1
$
(52)
$
(3)
$
10
Weighted average common shares:
Class B common shares outstanding at the balance sheet date 32 32 32 32
Weighted average shares-basic and diluted
32
32
32
32
Income (loss) per Class B common share:
Basic and diluted $
0.03
$
(1.62)
$
(0.08)
$
0.30

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

June 30, 2021

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

30, 2021 and

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

June 30, 2021

and
December 31,

2020:

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
June 30, 2021
Mortgage-backed securities $
68,994
$
-
$
68,994
$
-
Orchid Island Capital, Inc. common stock
13,470
13,470
-
-
December 31, 2020
Mortgage-backed securities $
65,178
$
-
$
65,178
$
-
Orchid Island Capital, Inc. common stock
13,548
13,548
-
-

During the

six months

ended June

30, 2021 and

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

Total revenues received under this management
agreement for the six months ended June 30, 2021 and 2020, were approximately

$
4.2

million and $
3.4

million, respectively,
accounting for approximately
66
% and
50
% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by

Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.

Segment information for the six months ended June 30, 2021 and 2020 is as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
4,211
$
-
$
-
$
-
$
4,211
Advisory services, other operating segments
(1)
72
-
-
(72)
-
Interest and dividend income
-
2,201
-
-
2,201
Interest expense
-
(71)
(499)
(2)
-
(570)
Net revenues
4,283
2,130
(499)
(72)
5,842
Other income
-
(1,976)
154
(3)
-
(1,822)
Operating expenses
(4)
(2,230)
(1,251)
-
-
(3,481)
Intercompany expenses
(1)
-
(72)
-
72
-
Income (loss) before income taxes $
2,053
$
(1,169)
$
(345)
$
-
$
539
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $
3,340
$
-
$
-
$
-
$
3,340
Advisory services, other operating segments
(1)
84
-
-
(84)
-
Interest and dividend income
-
3,317
-
-
3,317
Interest expense
-
(988)
(632)
(2)
-
(1,620)
Net revenues
3,424
2,329
(632)
(84)
5,037
Other expenses
-
(11,307)
(516)
(3)
-
(11,823)
Operating expenses
(4)
(1,690)
(1,701)
-
-
(3,391)
Intercompany expenses
(1)
-
(84)
-
84
-
Income (loss) before income taxes $
1,734
$
(10,763)
$
(1,148)
$
-
$
(10,177)

Segment information for the three months ended June 30, 2021 and 2020 is as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
2,186
$
-
$
-
$
-
$
2,186
Advisory services, other operating segments
(1)
37
-
-
(37)
-
Interest and dividend income
-
1,084
-
-
1,084
Interest expense
-
(31)
(250)
(2)
-
(281)
Net revenues
2,223
1,053
(250)
(37)
2,989

Other
-
(2,634)
154
(3)
-
(2,480)
Operating expenses
(4)
(1,125)
(599)
-
-
(1,724)
Intercompany expenses
(1)
-
(37)
-
37
-
Income (loss) before income taxes $
1,098
$
(2,217)
$
(96)
$
-
$
(1,215)
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $
1,615
$
-
$
-
$
-
$
1,615
Advisory services, other operating segments
(1)
26
-
-
(26)
-
Interest and dividend income
-
912
-
-
912
Interest expense
-
(60)
(282)
(2)
-
(342)
Net revenues
1,641
852
(282)
(26)
2,185
Other
-
4,256
(2)
(3)
-
4,254
Operating expenses
(4)
(1,067)
(618)
-
-
(1,685)
Intercompany expenses
(1)
-
(26)
-
26
-
Income (loss) before income taxes $
574
$
4,464
$
(284)
$
-
$
4,754

(1)

Includes fees paid by Royal Palm to Bimini Advisors for advisory services

.
(2)

Includes interest on long-term debt.
(3)

Includes income recognized on the forgiveness of the PPP loan and gains (losses) on Eurodollar futures contracts entered into as a hedge on
junior subordinated notes.
(4)

Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment as of June 30, 2021 and December 31, 2020 were as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Total
June 30, 2021 $
1,733
$
120,020
12,919
$
134,672
December 31, 2020
1,469
113,764
13,468
128,701

NOTE 15. RELATED PARTY TRANSACTIONS

Relationships with Orchid

At both June 30, 2021 and December 31, 2020, the Company owned
2,595,357

shares of Orchid common stock, representing
approximately
2.2
% and
3.4
% of Orchid’s outstanding common stock on such dates.

The Company received dividends on this
common stock investment of approximately $
1.0

million and $
0.5

million during the six and three months ended June 30, 2021, and approximately $
0.8

million and $
0.4

million during the six and three months ended June 30, 2020, respectively.

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

in March 2020,

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
statements.

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

June 30, 2021,

the Company

repurchased

a total of

70,404 shares

at an
aggregate

cost of approximately

166,945,

including commissions

and fees, for

a weighted

average price

of $2.37 per

share.

Tender Offer

In July 2021,

we completed

a “modified

Dutch auction”

tender offer

and paid an

aggregate

of $1.5 million,

excluding fees

and related
expenses, to

repurchase

812,879 shares

of our Class

A common stock,

which were

retired, at

a price of

$1.85 per

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

U.S. Federal

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

Results of

Operations

Described

below are the Company’s

results of operations

for the six and three months

ended June 30, 2021,

as compared to the six
and three

months ended

June 30, 2020.

Net Income

(Loss) Summary

Consolidated

net income

for the

six months

ended June

30, 2021

was $0.4

million, or

$0.03 basic

and diluted

income per

share of

Class
A Common Stock, as compared to consolidated net loss of $18.9 million,

or $1.62 basic and diluted loss per share of Class A Common
Stock,

for the six

months ended

June 30, 2020.

Consolidated

net loss for

the three months

ended June

30, 2021 was

$0.9 million,

or $0.08 basic

and diluted

loss per share

of Class A
Common Stock,

as compared

to consolidated

net income of

$3.5 million,

or $0.30 basic

and diluted

income per share

of Class A Common
Stock,

for the three

months ended

June 30, 2020.

The components of net income (loss)

for the six and three months ended June 30, 2021 and 2020, along with the changes in those components

are presented

in the table

below:

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 Change 2021 2020 Change
Advisory services revenues $ 4,211 $ 3,340 $ 871 $ 2,186 $ 1,615 $ 571
Interest and dividend income 2,201 3,317 (1,116) 1,084 912 172
Interest expense (570) (1,620) 1,050 (281) (342) 61
Net revenues 5,842 5,037 805 2,989 2,185 804
Other (expense) income (1,822) (11,823) 10,001 (2,480) 4,254 (6,734)
Expenses (3,481) (3,391) (90) (1,724) (1,685) (39)
Net income (loss) before income tax provision (benefit) 539 (10,177) 10,716 (1,215) 4,754 (5,969)
Income tax provision (benefit) (168) (8,688) 8,520 295 (1,286) 1,581
Net income (loss) $ 371 $ (18,865) $ 19,236 $ (920) $ 3,468 $ (4,388)

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

Since the Company’s portfolio was significantly reduced during the first quarter of 2020, the effect of applying the open equity at the time of closure of these hedge instruments to the current, and much smaller, repurchase agreement interest expense amounts has materially impacted the economic interest amounts reported below.

Losses on Derivative Instruments - Recognized in Consolidated Statement of Operations (GAAP)
(in thousands)
Recognized in
Statement of TBA
Operations Securities Futures
Three Months Ended (GAAP) Loss Contracts
June 30, 2021 $ - $ - $ -
March 31, 2021 - - -
December 31, 2020 - - -
September 30, 2020 - - -
June 30, 2020 (2) - (2)
March 31, 2020 (5,291) (1,441) (3,850)
Six Months Ended
June 30, 2021 $ - $ - $ -
June 30, 2020 (5,292) (1,441) (3,851)

Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
Attributed to Current Period (Non-GAAP) Attributed to Future Periods (Non-GAAP)
Repurchase Long-Term Repurchase Long-Term Statement of
Three Months Ended Agreements Debt Total Agreements Debt Total Operations
June 30, 2021 $ (708) $ (58) $ (766) $ 708 $ 58 $ 766
$
-
March 31, 2021 (708) (58) (766) 708 58 766 -

December 31, 2020 (615) (40) (655) 615 40 655 -
September 30, 2020 (1,065) (40) (1,105) 1,065 40 1,105 -
June 30, 2020 (456) (40) (496) 456 38 494 (2)
March 31, 2020 (456) (40) (496) (2,879) (475) (3,354) (3,850)
Six Months Ended
June 30, 2021 $ (1,416) $ (116) $ (1,532) $ 1,416 $ 116 $ 1,532 $ -
June 30, 2020 (912) (80) (992) (2,423) (437) (2,860) $ (3,852)

Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP
Economic GAAP Economic
Three Months Ended Income Basis Hedges
(1)
Basis
(2)
Basis Basis
(3)
June 30, 2021 $ 578 $ 31 $ (708) $ 739 $ 547 $ (161)
March 31, 2021 611 40 (708) 748 571 (137)
December 31, 2020 597 43 (615) 658 554 (61)
September 30, 2020 604 43 (1,065) 1,108 561 (504)
June 30, 2020 523 60 (456) 516 463 7
March 31, 2020 2,040 928 (456) 1,384 1,112 656
Six Months Ended
June 30, 2021 $ 1,189 $ 71 $ (1,416) $ 1,487 $ 1,118 $ (298)
June 30, 2020 2,563 988 (912) 1,900 1,575 663

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
(in thousands)
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income (Loss)
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(1)
Basis Hedges
(2)
Basis
(3)
Basis Basis
(4)
June 30, 2021 $ 547 $ (161) $ 250 $ (58) $ 308 $ 297 (469)
March 31, 2021 571 (137) 250 (58) 308 321 (445)
December 31, 2020 554 (61) 257 (40) 297 297 (358)
September 30, 2020 561 (504) 261 (40) 301 300 (805)
June 30, 2020 463 7 282 (40) 322 181 (315)
March 31, 2020 1,112 656 350 (40) 390 762 266
Six Months Ended
June 30, 2021 $ 1,118 $ (298) $ 500 $ (116) $ 616 $ 618 $ (914)
June 30, 2020 1,575 663 632 (80) 712 943 (49)

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

Segment information for the six months ended June 30, 2021 and 2020 is as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 4,211 $ - $ - $ - $ 4,211
Advisory services, other operating segments
(1)
72 - - (72) -
Interest and dividend income - 2,201 - - 2,201
Interest expense - (71)

(499)
(2)
- (570)
Net revenues 4,283 2,130 (499) (72) 5,842
Other income - (1,976)

154
(3)
- (1,822)
Operating expenses
(4)
(2,230) (1,251) - - (3,481)
Intercompany expenses
(1)
- (72) - 72 -
Income (loss) before income taxes $ 2,053 $ (1,169) $ (345) $ - $ 539
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $ 3,340 $ - $ - $ - $ 3,340
Advisory services, other operating segments
(1)
84 - - (84) -
Interest and dividend income - 3,317 - - 3,317
Interest expense - (988)

(632)
(2)
- (1,620)
Net revenues 3,424 2,329 (632) (84) 5,037
Other expenses - (11,307)

(516)
(3)
- (11,823)
Operating expenses
(4)
(1,690) (1,701) - - (3,391)
Intercompany expenses
(1)
- (84) - 84 -
Income (loss) before income taxes $ 1,734 $ (10,763) $ (1,148) $ - $ (10,177)

Segment information for the three months ended June 30, 2021 and 2020 is as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 2,186 $ - $ - $ - $ 2,186
Advisory services, other operating segments
(1)
37 - - (37) -
Interest and dividend income - 1,084 - - 1,084
Interest expense - (31)

(250)
(2)
- (281)
Net revenues 2,223 1,053 (250) (37) 2,989
Other - (2,634)

154
(3)
- (2,480)
Operating expenses
(4)
(1,125) (599) - - (1,724)
Intercompany expenses
(1)
- (37) - 37 -
Income (loss) before income taxes $ 1,098 $ (2,217) $ (96) $ - $ (1,215)
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $ 1,615 $ - $ - $ - $ 1,615
Advisory services, other operating segments
(1)
26 - - (26) -
Interest and dividend income - 912 - - 912
Interest expense - (60)

(282)
(2)
- (342)

Net revenues 1,641 852 (282) (26) 2,185
Other - 4,256

(2)
(3)
- 4,254
Operating expenses
(4)
(1,067) (618) - - (1,685)
Intercompany expenses
(1)
- (26) - 26 -
Income (loss) before income taxes $ 574 $ 4,464 $ (284) $ - $ 4,754

(1)

Includes advisory services revenue received by Bimini Advisors from

Royal Palm.
(2)

Includes interest on long-term debt.
(3)

Includes income recognized on the forgiveness of the PPP loan and gains (losses) on Eurodollar futures contracts entered into as a hedge on
junior subordinated notes.
(4)

Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:

(in thousands)
Asset Investment
Management Portfolio Corporate Total
June 30, 2021 $ 1,733 $ 120,020 $ 12,919 $ 134,672
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

(in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
June 30, 2021 $ 4,504,887 $ 542,679 $ 1,791 $ 395 $ 2,186
March 31, 2021 4,032,716 456,687 1,621 404 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 347 1,615
March 31, 2020 3,269,859 376,673 1,377 348 1,725
Six Months Ended
June 30, 2021 $ 4,268,801 $ 499,683 $ 3,412 $ 799 $ 4,211

June 30, 2020 3,198,319 368,883 2,645 695 3,340

Investment Portfolio Segment

Net Portfolio Interest Income

We define net

portfolio

interest income

as interest

income on

MBS less interest

expense on

repurchase

agreement

funding.

During the
six months

ended June

30, 2021,

we generated

$1.1 million

of net portfolio

interest income,

consisting

of $1.2

million of

interest income

from
MBS assets offset by

$0.1 million of interest

expense on repurchase liabilities.

For the comparable period ended

June 30, 2020,

we
generated

$1.6 million

of net portfolio

interest income,

consisting

of $2.6 million

of interest

income from

MBS assets

offset by

$1.0 million

of
interest expense

on repurchase

liabilities.

The $1.4 million

decrease

in interest

income for

the six months

ended June

30, 2021

was due to
a $24.9 million

decrease

in average

MBS balances,

combined

with a 200 basis

point ("bp")

decrease

in yields earned

on the portfolio.

The
$0.9 million

decrease in

interest

expense for the

six months

ended June

30, 2021 was

due to a combination

of a $20.9 million

decrease in
average repurchase

liabilities

and a 196

bp decrease

in cost of

funds.

Our economic interest

expense on repurchase

liabilities

for the six months ended

June 30, 2021 and 2020

was $1.5 million

and $1.9
million, respectively,

resulting in

($0.3) million

and $0.7 million

of economic

net portfolio

interest

income, respectively.

During the three months ended June 30, 2021, we generated approximately $547,000 of net portfolio interest income, consisting of
approximately

$578,000 of

interest

income from MBS

assets offset

by approximately

$31,000 of

interest expense

on repurchase

liabilities.

For the

three months

ended June

30, 2020,

we generated

approximately

$523,000 of

net portfolio

interest income, consisting

of
approximately

$463,000 of

interest

income from

MBS assets

offset by approximately

$60,000 of

interest expense

on repurchase

liabilities.

Our economic

interest expense

on repurchase

liabilities

for the three

months ended

June 30,

2021 and

2020 was $0.7

million and

$0.5
million, respectively,

resulting in

($0.2) million

and approximately

$7,000 of

economic net

portfolio

interest income,

respectively.

The tables

below provide

information

on our

portfolio

average balances,

interest income,

yield on

assets, average

repurchase

agreement
balances, interest

expense, cost

of funds,

net interest

income and

net interest

rate spread

for the six

months ended

June 30,

2021 and

2020
and each quarter

in 2021 and

2020 on both

a GAAP and

economic basis.

($ in thousands)
Average Yield on Average Interest Expense Average Cost of Funds
MBS Interest Average Repurchase GAAP Economic GAAP Economic
Three Months Ended Held
(1)
Income
(2)
MBS Agreements
(1)
Basis Basis
(2)
Basis Basis
(3)
June 30, 2021 $ 70,925 $ 578 3.26% $ 72,241 $ 31 $ 739 0.17% 4.09%
March 31, 2021 69,017 611 3.54% 69,104 40 748 0.23% 4.33%
December 31, 2020 69,161 597 3.45% 67,878 43 658 0.25% 3.88%
September 30, 2020 62,981 604 3.84% 61,151 43 1,108 0.28% 7.25%
June 30, 2020 53,630 523 3.90% 51,987 60 516 0.46% 3.97%
March 31, 2020 136,142 2,040 5.99% 131,156 928 1,384 2.83% 4.22%
Six Months Ended
June 30, 2021 $ 69,971 $ 1,189 3.40% $ 70,672 $ 71 $ 1,487 0.20% 4.21%
June 30, 2020 94,886 2,563 5.40% 91,571 988 1,900 2.16% 4.15%

($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(2)
Basis Basis
(4)
June 30, 2021 $ 547 $ (161) 3.09% (0.83)%
March 31, 2021 571 (137) 3.31% (0.79)%

December 31, 2020 554 (61) 3.20% (0.42)%
September 30, 2020 561 (504) 3.56% (3.40)%
June 30, 2020 463 7 3.44% (0.07)%
March 31, 2020 1,112 656 3.16% 1.77%
Six Months Ended
June 30, 2021 $ 1,118 $ (298) 3.20% (0.81)%
June 30, 2020 1,575 663 3.24% 1.25%

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

30 include the effect
of derivative instrument hedges for only the period presented.
(3)

Represents interest

cost of

our borrowings

and the

effect of

derivative instrument

hedges attributed

to the

period related

to hedging
activities divided by average MBS.
(4)

Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.

Interest Income and Average Earning Asset Yield

Our interest

income was

$1.2 million

for the six

months ended

June 30, 2021

and $2.6 million

for the six

months ended

June 30,

2020.

Average MBS

holdings were

$70.0 million

and $94.9

million for

the six months

ended June

30, 2021

and 2020,

respectively. The

$1.4 million
decrease in

interest income

was due to

a $24.9 million

decrease

in average

MBS holdings,

combined with

a 200 bp decrease

in yields.

Our interest

income was $0.6

million for the

three months

ended June

30, 2021 and $0.5

million for

the three months

ended June

30,
2020.

Average MBS holdings

were $70.9 million

and $53.6 million

for the three

months ended

June 30, 2021

and 2020, respectively.

The
$0.1 million

increase in

interest income

was due to

a $17.3 million

increase in

average MBS

holdings,

partially offset

by a 64 bp

decrease in
yields.

The tables below present

the average portfolio

size, income and yields

of our respective

sub-portfolios,

consisting

of structured

MBS
and PT MBS,

for the six

months ended

June 30, 2021

and 2020,

and for each

quarter during

2021 and 2020.

($ in thousands)
Average MBS Held Interest Income Realized Yield on Average MBS
PT Structured PT Structured PT Structured
Three Months Ended MBS MBS Total MBS MBS Total MBS MBS Total
June 30, 2021 $ 70,207 $ 718 $ 70,925 $ 579 $ (1) $ 578 3.30% (0.11)% 3.26%
March 31, 2021 68,703 314 69,017 605 6 611 3.53% 6.54% 3.54%
December 31, 2020 68,842 319 69,161 598 (1) 597 3.47% (1.20)% 3.45%
September 30, 2020 62,564 417 62,981 588 16 604 3.76% 15.35% 3.84%
June 30, 2020 53,101 529 53,630 502 21 523 3.78% 16.12% 3.90%
March 31, 2020 135,044 1,098 136,142 2,029 11 2,040 6.01% 3.93% 5.99%
Six Months Ended
June 30, 2021 $ 69,455 $ 516 $ 69,971 $ 1,184 $ 5 $ 1,189 3.41% 1.92% 3.40%
June 30, 2020 94,073 813 94,886 2,531 32 2,563 5.38% 7.89% 5.40%

Interest Expense on Repurchase Agreements and the Cost of Funds

Our average

outstanding

balances

under repurchase

agreements

were $70.7

million and

$91.6 million,

generating

interest expense

of
$0.1 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

Our average cost of funds was 0.20% and
2.16% for

six months

ended June

30, 2021 and

2020,

respectively.

There was

a 196 bp

decrease

in the average

cost of funds

and a $20.9
million decrease

in average outstanding

repurchase

agreements

during the six months

ended June 30,

2021, compared

to the six months
ended June

30, 2020.

Our economic

interest expense

was $1.5

million and

$1.9 million

for the

six months

ended June

30, 2021

and 2020,

respectively. There
was a 6

bp increase

in the average

economic cost

of funds

to 4.21%

for the six

months ended

June 30,

2021 from

4.15% for

the six months
ended June

30, 2020.

The $0.4

million decrease

in economic

interest

expense was

due to

the $20.9

million decrease

in average

outstanding
repurchase

agreements

during the

six months

ended June

30, 2021.

Our average

outstanding

balances

under repurchase

agreements

were $72.2

million and

$52.0 million,

generating

interest expense

of
approximately

$31,000 and

60,000 for

the three

months ended

June 30,

2021 and

2020, respectively.

Our average

cost of

funds was

0.17%
and 0.46% for

three months

ended June

30, 2021 and

2020, respectively.

There was a

29 bp decrease

in the average

cost of funds

and a
$20.3 million

increase in

average outstanding

repurchase

agreements

during the

three months

ended June

30, 2021,

compared to

the three
months ended

June 30, 2020.

Our economic interest

expense was $0.7 million

and $0.5 million for the three months ended June 30, 2021 and 2020, respectively.
There was a

12 bp increase

in the average

economic cost

of funds

to 4.09% for

the three months

ended June

30, 2021 from

3.97% for the
three months

ended June

30, 2020.

Because all of our repurchase agreements are short-term, changes in market rates have a more immediate impact on

our interest
expense.

Our average cost of funds calculated on a GAAP basis

was 7 bps above the average one-month LIBOR and 1

bp below the
average six-month

LIBOR for

the quarter

ended June

30, 2021.

Our average

economic cost

of funds was

399 bps above

the average

one-
month LIBOR

and 391 bps above

the average

six-month LIBOR

for the quarter

ended June 30,

2021. The average

term to maturity

of the
outstanding

repurchase

agreements

decreased from

33 days at

December 31,

2020 to 25

days at June

30, 2021.

The tables

below present

the average

outstanding

balances under

our repurchase

agreements,

interest expense

and average

economic
cost of funds,

and average

one-month

and six-month

LIBOR rates

for the six months

ended June

30, 2021 and

2020, and for

each quarter
in 2021 and

2020, on both

a GAAP and

economic basis.

($ in thousands)
Average
Balance of Interest Expense Average Cost of Funds
Repurchase GAAP Economic GAAP Economic
Three Months Ended Agreements Basis Basis Basis Basis
June 30, 2021 $ 72,241 $ 31 $ 739 0.17% 4.09%
March 31, 2021 69,104 40 748 0.23% 4.33%
December 31, 2020 67,878 43 658 0.25% 3.88%
September 30, 2020 61,151 43 1,108 0.28% 7.25%
June 30, 2020 51,987 60 516 0.46% 3.97%
March 31, 2020 131,156 928 1,384 2.83% 4.22%
Six Months Ended
June 30, 2021 $ 70,672 $ 71 $ 1,487 0.20% 4.21%
June 30, 2020 91,571 988 1,900 2.16% 4.15%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
Three Months Ended One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
June 30, 2021 0.10% 0.18% 0.07% (0.01)% 3.99% 3.91%
March 31, 2021 0.13% 0.23% 0.10% 0.00% 4.20% 4.10%
December 31, 2020 0.15% 0.27% 0.10% (0.02)% 3.73% 3.61%
September 30, 2020 0.17% 0.35% 0.11% (0.07)% 7.08% 6.90%
June 30, 2020 0.55% 0.70% (0.09)% (0.24)% 3.42% 3.27%
March 31, 2020 1.34% 1.43% 1.49% 1.40% 2.88% 2.79%
Six Months Ended

June 30, 2021 0.11% 0.20% 0.09% 0.00% 4.10% 4.01%
June 30, 2020 0.94% 1.06% 1.22% 1.10% 3.21% 3.09%

Dividend Income

We owned 1,520,036

shares of Orchid

common stock

as of March 31, 2020.

We acquired 975,321

additional

shares during

the three
months ended June 30, 2020, and an additional 100,000 shares during the three months ended September 30, 2020, bringing our total ownership

to 2,595,357

shares. Orchid

paid total

dividends of

$0.39 per

share and

$0.195 per

share during

the six and

three months

ended
June 30,

2021, respectively,

and $0.405

per share

and $0.165

per share

during the

six and

three months

ended June

30, 2020,

respectively.

During the

six and

three months

ended June

30, 2021,

we received

dividends

on this

common stock

investment

of approximately

$1.0 million
and $0.5

million, respectively,

compared

to $0.8 million

and $0.4

million during

the six and

three months

ended June

30, 2020,

respectively.

Long-Term Debt

Junior Subordinated Notes

Interest expense

on our junior subordinated

debt securities

was $0.5 million

and $0.6 million

for the six months ended

June 30, 2021
and 2020,

respectively.

The average

rate of interest

paid for the six months

ended June 30, 2021

was 3.69% compared

to 4.68% for the
comparable

period in

2020.

Interest expense

on our junior subordinated

debt securities

was $0.2 million

and $0.3 million

for the three month

periods ended June
30, 2021 and 2020, respectively.

The average rate of interest paid for the three months ended June 30,

2021 was 3.67% compared to
4.17% for

the comparable

period in

2020.

The junior

subordinated

debt securities

pay interest

at a floating

rate.

The rate is

adjusted quarterly

and set at

a spread of

3.50% over
the prevailing

three-month

LIBOR rate

on the determination

date.

As of June

30, 2021,

the interest

rate was 3.62%.

Note Payable

On October 30, 2019,

the Company borrowed $680,000 from a

bank. The note is

payable in equal monthly principal and

interest
installments

of approximately

$4,500 through

October 30, 2039.

Interest accrues

at 4.89% through

October 30, 2024. Thereafter,

interest
accrues based

on the weekly

average yield

to the United

States Treasury

securities

adjusted to

a constant maturity

of 5 years, plus

3.25%.
The note is

secured by

a mortgage

on the Company’s

office building.

Paycheck Protection Plan Loan

On April 13, 2020, the Company received

approximately

$152,000

through the Paycheck

Protection

Program (“PPP”)

of the CARES
Act in

the form

of a low

interest loan.

The Small

Business Administration

notified the

Company that,

effective as

of April

22, 2021,all

principal
and accrued

interest under

the PPP loan

has been forgiven.

Gains or Losses and Other Income

The table

below presents

our gains

or losses and

other income

for the six

and three

months ended

June 30, 2021

and 2020.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 Change 2021 2020 Change
Realized losses on sales of MBS $ - $ (5,805) $ 5,805 $ - $ - $ -
Unrealized (losses) gains on MBS (1,898) 28 (1,926) (506) 602 (1,108)

Total (losses)

gains on MBS
(1,898) (5,777) 3,879 (506) 602 (1,108)
Losses on derivative instruments - (5,292) 5,292 - (2) 2
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock (78) (755) 677 (2,128) 3,653 (5,781)

We invest

in MBS

with the

intent to

earn net

income from

the realized

yield on

those assets

over their

related funding

and hedging

costs,
and not for the purpose of making short term gains from trading in these securities.

However, we have sold, and may continue to sell,
existing assets to

acquire new assets,

which our management believes

might have high

er risk-adjusted returns in

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

30, 2021.

The fair value of

our MBS portfolio and derivative instruments, and

the gains (losses) reported on

those financial instruments, are
sensitive to

changes in

interest rates.

The table

below presents

historical

interest rate

data for each

quarter end

during 2021

and 2020.

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
Libor
(3)
June 30, 2021 0.87% 1.44% 2.27% 2.98% 0.13%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.

(3)

Historical LIBOR are obtained from the Intercontinental Exchange Benchmark

Administration Ltd.

Operating Expenses

For the six and three months

ended June 30, 2021, our total operating expenses were approximately $3.5 million and $1.7 million, respectively, compared

to approximately

$3.4 million

and $1.7

million for

the six and

three months

ended June

30, 2020,

respectively.

The
table below

presents a

breakdown

of operating

expenses for

the six and

three months

ended June

30, 2021 and

2020.

(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2021 2020 Change 2021 2020 Change
Compensation and related benefits $ 2,190 $ 2,147 $ 43 $ 1,067 $ 1,047 $ 20
Legal fees 77 95 (18) 32 75 (43)
Accounting, auditing and other professional fees 195 251 (56) 102 112 (10)
Directors’ fees and liability insurance 378 346 32 190 181 9
Administrative and other expenses 641 552 89 333 270 63
$ 3,481 $ 3,391 $ 90 $ 1,724 $ 1,685 $ 39

Income Tax Provision

We recorded an income tax provision (benefit) for the six and three months ended June 30,

2021 of approximately $0.2 million and
$(0.3) million, respectively, on consolidated pre-tax book income (loss) of $0.5 million and $(1.2) million, respectively.

We recorded an

income tax provision for the six and three months ended June 30, 2020 of approximately $8.7 million and $1.3 million, respectively, on
consolidated pre-tax book (loss) income of $(10.2) million and $4.8 million.

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

30, 2021,

our MBS portfolio

consisted of

$69.0 million

of agency or

government

MBS at fair

value and had

a weighted
average coupon

of 3.33%.

During the

six months

ended June

30, 2021,

we received

principal repayments

of $7.4 million

compared

to
$8.9 million

for the comparable

period ended

June 30, 2020.

The average

prepayment

speeds for

the quarters

ended June

30, 2021 and
2020 were

21.9% and

15.3%,

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
June 30, 2021 21.0 31.3 21.9
March 31, 2021 18.5 16.4 18.3
December 31, 2020 12.8 24.5 14.4
September 30, 2020 13.0 32.0 15.8
June 30, 2020 12.4 25.0 15.3
March 31, 2020 11.6 18.1 13.7

The following

tables summarize

certain characteristics

of our PT

MBS and structured

MBS as of June

30, 2021 and

December 31,
2020:

($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
June 30, 2021
Fixed Rate MBS $ 67,910 98.4% 3.62% 333 1-Jan-51
Interest-Only MBS 1,064 1.6% 2.16% 346 1-May-51
Inverse Interest-Only MBS 20 0.0% 5.93% 215 15-May-39
Total MBS Portfolio $ 68,994 100.0% 3.33% 333 1-May-51
December 31, 2020
Fixed Rate MBS $ 64,902 99.6% 3.89% 333 1-Aug-50
Interest-Only MBS 251 0.4% 3.56% 299 15-Jul-48

Inverse Interest-Only MBS 25 0.0% 5.84% 221 15-May-39
Total MBS Portfolio $ 65,178 100.0% 3.89% 333 1-Aug-50

($ in thousands)
June 30, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 45,707 66.2% $ 38,946 59.8%
Freddie Mac 23,287 33.8% 26,232 40.2%
Total Portfolio $ 68,994 100.0% $ 65,178 100.0%

June 30, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 108.84 $ 109.51
Weighted Average Structured Purchase Price $ 4.48 $ 4.28
Weighted Average Pass-through Current Price $ 109.40 $ 112.67
Weighted Average Structured Current Price $ 6.82 $ 3.20
Effective Duration
(1)
3.562 3.309

(1)

Effective duration is the approximate percentage change

in price for a 100 basis point change in rates.

An effective duration of 3.562 indicates
that an interest rate increase of 1.0% would be expected to cause a 3.562% decrease in the value of the MBS in our investment portfolio

at
June 30, 2021.

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

30, 2021 and

2020.

($ in thousands)
Six Months Ended June 30,
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ 12,368 $ 104.84 1.19% $ 20,823 $ 110.83 2.64%
Structured MBS 772 7.72 3.33% - - -

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
Fixed Rate MBS $ 67,910 $ 2,287 $ (3,172) $ (6,909) 3.37% (4.67)% (10.17)%
Interest-Only MBS 1,064 (274) 194 289 (25.79)% 18.29% 27.21%
Inverse Interest-Only MBS 20 1 (3) (6) 5.01% (14.81)% (30.23)%
Total MBS Portfolio $ 68,994 $ 2,014 $ (2,981) $ (6,626) 2.92% (4.32)% (9.60)%

($ in thousands)
Notional $ Change in Fair Value % Change in Fair Value
Amount
(1)
-100BPS +100BPS +200BPS -100BPS +100BPS +200BPS
Eurodollar Futures Contracts
Junior Subordinated Debt Hedges $ 1,000 $ (5) $ 5 $ 10 (1.00)% 1.00% 2.00%
$ 1,000 $ (5) $ 5 $ 10
Gross Totals $ 2,009 $ (2,976) $ (6,616)

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

30, 2021,

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

As of June

30, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$71.3 million

with a net
weighted average

borrowing

cost of 0.16%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

6 to
51 days, with

a weighted

average maturity

of 25 days.

Securing the

repurchase

agreement

obligation

as of June

30, 2021 are

MBS with
an estimated

fair value,

including

accrued interest,

of $69.2 million

and a weighted

average maturity

of 332 months.

Through August

13,

2021, we have

been able

to maintain

our repurchase

facilities

with comparable

terms to those

that existed

at June 30,

2021 with

maturities
through October

19, 2021.

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
June 30, 2021 $ 71,346 $ 72,372 $ 72,241 $ (895) (1.24)%
March 31, 2021 73,136 76,004 69,104 4,032 5.83%
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

have increased.

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

30, 2021,

we had cash
and cash equivalents

of $7.3 million.

We generated

cash flows

of $8.6 million

from principal

and interest

payments on

our MBS portfolio
and had average

repurchase

agreements

outstanding

of $70.7 million

during the

six months

ended June

30, 2021.

In addition,

during the
six months

ended June

30, 2021,

we received

approximately

$4.1 million

in management

fees and

expense reimbursements

as manager
of Orchid and

approximately

$1.0 million

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

The table below summarizes the effect that certain future contractual obligations existing as of June

30, 2021 will have on our
liquidity and cash flows. The figures below reflect forgiveness of all principal and interest under the PPP loan.

(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 71,346 $ - $ - $ - $ 71,346
Interest expense on repurchase agreements
(1)
43 - - - 43
Junior subordinated notes
(2)
- - - 26,000 26,000
Interest expense on junior subordinated notes
(1)
996 1,911 1,908 9,030 13,845
Principal and interest on mortgage loan
(1)
54 107 108 717 986
Totals $ 72,439 $ 2,018 $ 2,016 $ 35,747 $ 112,220

(1)

Interest expense

on repurchase

agreements,

junior subordinated

notes and mortgage

loan are based

on current interest

rates as of June

30, 2021
and the remaining

term of liabilities

existing at

that date.
(2)

We hold a common

equity interest

in Bimini Capital

Trust II.

The amount presented

represents our net

cash outlay.

Outlook

Orchid Island

Capital Inc.

Orchid Island Capital had another strong quarter growing its capital base.

Orchid raised net proceeds of approximately $124.7
million through its “at the market” program. As for Orchid’s financial performance, while the economy continued its strong recovery from
the COVID-19 pandemic, the interest rate market in the U.S. reversed course during the second quarter as rates rallied throughout the

quarter and even more so into the third quarter.

Orchid had positioned its portfolio and hedges quite defensively as the second quarter
unfolded, and Orchid’s MBS portfolio underperformed its hedge positions, resulting in a GAAP loss of $0.17 per share or $16.9 million.

The net effect of the new shares issued, the net loss and dividends paid resulted in Orchid’s capital base increasing

$87.6 million, or
19% for during the second quarter.

Year to date Orchid has increased it capital base by approximately $138.5 million, or 33%.

As a
result, Bimini Advisor’s advisory services revenue increased 8% over the first quarter and, as the increased capital base at Orchid was not in place for the entire quarter, the run rate entering the third quarter is higher still.

Orchid’s financial performance and dividend
activity will also continue to impact the size of the capital base going forward.

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

The Company increased its holdings of Orchid
during the second quarter of 2020, as the shares of Orchid were trading at a significant discount to Orchid’s reported book value as of
March 31, 2020.

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

Economic Summary

The economy

continued its

strong recovery

from the COVID-19

pandemic during

the second

quarter of

2021.

The surge

in COVID-19
cases that

occurred during

the first

quarter of

2021 abated

quickly as inoculations

of the new

vaccines were

widely distributed

throughout
the

population

– especially

to those

most susceptible

to the virus.

New COVID-19

cases, hospitalizations

and deaths

from the

virus
decreased dramatically,

allowing

the economy

to reopen

and substantial

pent-up demand

on the part

of consumers

to be unleashed.

Additional

fiscal policy

steps taken

by the Biden

administration,

as described

below, added to

the surge

in economic

activity.

The economic

data released

throughout

the second

quarter provided

evidence of

the recovery.

Retail sales,

especially

car sales,

air
travel and

hotel demand,

surged.

Home sales

grew at a

pace that

exceeded the

early 2000s.

Home price

increases exceeded

levels
seen in the

early 2000s

as well,

eventually

leading to

a slow down

in home sales

and price

appreciation

in the early

days of the

third
quarter as

elevated home

prices became

an impediment

to new sales.

As the demand

for many goods

and services

surged, the

lingering
effects of the

pandemic acted

to retard

supply, leading to

price increases.

For example,

the supply

of computer

chips in the

case of autos
and consumer

electronics

could not

keep up with

demand.

Shortages

of commodities

like lumber

in the case

of housing,

and labor
generally, constrained

the economy’s

ability to

meet demand.

Labor remained

constrained

as workers

either were

content to

collect
supplemental

unemployment

insurance

available initially

under COVID-19

related legislation,

were fearful

of excess exposure

to COVID-
19 (especially

in the case

of leisure

and hospitality

workers) or

affected by

the lack of

access to

childcare,

and thus unable

to return

to
work.

Gross domestic

product,

or GDP, expanded at

an 6.5% annualized

rate during

the second

quarter of

2021.

Importantly, the
supply/demand

imbalance

mentioned

above, coupled

with an expansion

in the monetary

base driven

by both fiscal

and monetary

policy
(the Fed’s monthly

asset purchases),

have driven

inflation higher.

The consumer

price index,

or CPI, has

accelerated

to over 5%

on a
year over year

basis for the

first time

since 2008.

The lone disappointment

over the period

has been job

growth, as

mentioned above.

As
we enter the

third quarter

of 2021 job

growth has

accelerated,

but the rapid

emergence

of the delta

variant of

COVID-19

during July

may
negatively

impact job

growth.

Legislative

Response and

the Federal

Reserve

Congress passed

the CARES

Act quickly

in response

to the pandemic’s

emergence

last spring

and followed

with additional

legislation
over the ensuing

months.

However, as certain

provisions

of the CARES

Act expired,

such as supplemental

unemployment

insurance

last

July, there appeared

to be a need

for additional

stimulus for

the economy

to deal with

the surge

in the pandemic

that occurred

as cold
weather set

in, particularly

over the Christmas

holiday.

As mentioned

above, the

Federal government

eventually

passed an additional
stimulus package

in late December

of 2020 and

again in March

of 2021. In

addition, the

Fed has provided,

and continues

to provide,

as
much support

to the markets

and the economy

as it can within

the

constraints

of its mandate.

During the

third quarter

of 2020, the

Fed
unveiled a

new monetary

policy framework

focused on

average inflation

rate targeting

that allows

the Fed Funds

rate to remain

quite low,
even if inflation

is expected

to temporarily

surpass the

2% target

level. Further,

the Fed will

look past the

presence of

very tight

labor
markets, should

they be present

at the time.

This marks

a significant

shift from

their prior

policy framework,

which was

focused on

the
unemployment

rate as a

key indicator

of impending

inflation.

Adherence

to this policy

could steepen

the U.S.

Treasury curve

as short-term
rates could

remain low

for a considerable

period but

longer-term

rates could

rise given

the Fed’s intention

to let inflation

potentially

run
above 2% in

the future

as the economy

more fully

recovers.

The response

of U.S. Treasury

rates appeared

to follow

this pattern

precisely
during the

first quarter

of 2021 but

it has since

reversed since

early in the

second quarter

2021.

Interest Rates

As economic

activity and

inflation

accelerated

during the

second quarter

of 2021, market

participants

anticipated

interest rates

would
continue to

rise as they

had done

during the

first quarter

of the year.

This was most

evident in

the open interest

in the various

U.S.
Treasury futures

– namely the

level of contracts

shorted.

However, interest

rates did

not continue

to rise in

the second

quarter of

2021. In
fact, over

the course

of the quarter,

longer term

interest rates

declined slowly

– by 27.2

bps in the

case of the

10-year U.S.

Treasury note
and 32.5 bps

in the case

of the 30-year

U.S. Treasury

bond.

Since quarter

end, rates

have accelerated

their decline,

especially

so as the
delta variant

of COVID-19

has appeared

to spread

at an accelerating

rate across

both the U.S.

and the globe.

The driver

of the counter-
intuitive movement

in rates was

likely the result

of technical

factors,

as market positioning

was so skewed

to the short

side and there
simply were

few if any

additional

sellers.

The disappointing

job growth

figures during

the second

quarter were

also cited

as evidence

the
market may

have been

overly optimistic

about the

magnitude of

the economic

recovery.

More recently,

the rapid

spread of

the delta
variant of

COVID-19

is causing

market participants

to lower their

near-term

growth estimates

– both for

the U.S.

and globally.

The Fed has

played a role

in the evolution

of interest

rates over

the course

of the quarter

as well. The

most significant

development
has been the

Fed’s insistence,

at least from

the FOMC leadership,

that the inflationary

pressures

evident in

the economy

will be transitory.

The Fed argues

that COVID-19

related supply

constraints

are driving

most price

pressures,

and that

activity related

to the opening

of the
economy – such

as travel,

dining out

and housing

– is causing

price pressures

related to

excessive demand,

which should

subside as

the
economy returns

to normal

levels of

activity.

Substantial

fiscal stimulus

also played

a role in

the Fed’s view

in that direct

payments to
consumers related

to the various

relief measures

passed by Congress

were one time

in nature

and their

effect will

fade.

Market pricing,

or
the level of

interest rates,

especially

long-term

rates, seems

to indicate

the market

agrees with

this point

of view.

However, at the
conclusion of

the FOMC meeting

in June, the

market was

surprised to

learn that

while the

leadership

of the Fed

maintained

this view, not
all members

of the FOMC

did.

Certain members

of the committee

believed that

inflation may

not be transitory,

and that as

a result the

Fed
would have

to raise interest

rates begin

to taper their

asset purchases

sooner than

previously

thought.

The market

interpreted

these
developments

as a hawkish

shift on

the part of

the Fed, although

the leadership

of the Fed

– especially

Chairman Powell

- has pushed
back against

this interpretation

and insists

the Fed’s stance

has not changed.

The Agency

RMBS Market

Performance

for the Agency

RMBS market

for the second

quarter trailed

most other

asset classes,

especially

so in June.

The total
return for

the Agency

RMBS sub-index

was 0.33%

for the quarter.

As mentioned

above, at

the conclusion

of the June

FOMC meeting

it
was evident

that not all

committee

members shared

the view of

the Fed leadership

that the removal

of accommodation

was still far

off – or
that the recovery

was far from

complete.

Certain members

thought the

Fed would

have to taper

their asset

purchases and

eventually

raise
short-term

interest rates

much sooner.

For the Agency

RMBS market,

this meant

Fed purchases

of $40 billion

per month

might be

ending
sooner than

most market

participants

expected.

The extremely

strong housing

market added

credence to

the notion

that the Fed

did not
need to continue

to provide

support to

the market

any longer

as well.

Given the length

of time the

Fed has been

supporting

the Agency
RMBS market,

coupled with

banks that are

flush with

deposits that

need to be

invested, price

levels in

the Agency

RMBS market

were
quite rich

prior to this

development.

While all sectors

of the financial

markets appear

to be priced

at the high

end of long-term

price ranges,

the removal

of such a large

buyer of

Agency RMBS

likely would

have a negative

effect on their

valuations.

The market

has reacted

to the
potential of

lower Fed

purchases of

Agency RMBS,

leading to

the relative

under-performance

of the Agency

RMBS market

during the
second quarter

of 2021.

The second

driver of

Agency RMBS

performance,

both for the

second quarter

of 2021 and

beyond, is,

as always,

the level of
prepayments.

As the market

has rallied

– especially

long-term

rates – rates

available to

borrowers

are now back

to levels seen

last
summer, and burn-out

in higher

coupon, more

seasoned mortgages

has

been modest.

This has been

supportive

of specified

pool
premiums, a

core holding

of the Company.

Going forward,

prepayment activity

could accelerate

as a result

of the FHFA’s recent decision
to remove the

Adverse Market

Refinance

Fee effective

August 1,

2021, earlier

than

had been anticipated.

The fee was

paid by originators
to the GSE’s

as a form

of compensation

to the GSE’s

to cover the

higher default

rates that

were anticipated.

Originators

generally

passed
the fee on

to borrowers,

so its removal

effectively lowers

available

mortgage rates

by the amount

of the fee,

or 50 basis

points.

Recent Legislative

and Regulatory

Developments

The Fed conducted

large scale

overnight repo

operations

from late

2019 until

July

2020 to address

disruptions

in the U.S.

Treasury,
Agency debt

and Agency

MBS financing

markets. These

operations

ceased in July

2020 after

the central

bank successfully

tamed volatile
funding costs

that had threatened

to cause disruption

across the

financial system.

The Fed has

taken a number

of other actions

to stabilize

markets as

a result of

the impacts

of the COVID-19

pandemic. In

March of
2020, the

Fed announced

a $700 billion

asset purchase

program to

provide liquidity

to the U.S.

Treasury and

Agency RMBS

markets. The
Fed also lowered

the Fed Funds

rate to a

range of 0.0%

– 0.25%, after

having already

lowered the

Fed Funds

rate by 50

bps earlier

in the
month. Later

that same

month the

Fed announced

a program

to acquire

U.S. Treasuries

and Agency

RMBS in the

amounts needed

to
support smooth

market functioning.

With these

purchases,

market conditions

improved substantially.

Currently, the Fed

is committed

to
purchasing

$80 billion

of U.S. Treasuries

and $40 billion

of Agency

RMBS each

month. Chairman

Powell and

the Fed have

reiterated

their
commitment

to this level

of asset purchases

at every meeting

since their

meeting on

June 30,

2020. At the

July 2021 meeting,

the Fed
indicated they

had begun

their discussions

for adjusting

the path

and composition

of asset purchases,

but reiterated

the intention

to
provide notice

well in advance

of an announcement

to reduce

the pace of

such purchases.

Chairman

Powell has

also maintained

that the
Fed expects

to maintain

interest

rates at this

level until

the Fed is

confident that

the economy

has weathered

the pandemic

and its impact
on economic

activity and

is on track

to achieve

its maximum

employment

and price

stability

goals. The

Fed has taken

various other

steps
to support

certain other

fixed income

markets, to

support mortgage

servicers and

to implement

various portions

of the Coronavirus

Aid,
Relief, and

Economic Security

(“CARES”)

Act.

The CARES

Act was passed

by Congress

and signed

into law on

March 27, 2020.

This over $2

trillion COVID-19

relief bill,

among
other things,

provided for

direct payments

to each American

making up

to $75,000

a year, increased

unemployment

benefits for

up to four
months (on

top of state

benefits),

funding to

hospitals and

health providers,

loans and investments

to businesses,

states

and municipalities
and grants

to the airline

industry. On April

24, 2020,

an additional

funding bill

was signed

into law

that provided

an additional

$484 billion

of
funding to

individuals,

small businesses,

hospitals,

health care

providers and

additional

coronavirus

testing efforts.

Various provisions

of
the CARES

Act began

to expire in

July 2020,

including a

moratorium

on evictions,

expanded

unemployment

benefits, and

a moratorium

on
foreclosures.

On August

8, 2020,

Executive Order

13945 was

issued,

directing the

Department

of Health

and Human

Services, the
Centers for

Disease Control

and Prevention

(“CDC”),

the Department

of Housing

and Urban

Development,

and Department

of the
Treasury to take

measures to

temporarily

halt residential

evictions

and foreclosures,

including

through temporary

financial assistance.

On December

27, 2020,

an additional

$900 billion

coronavirus

aid package

was signed

into law

as part of

the Consolidated
Appropriations

Act of 2021,

providing for

extensions

of many of

the CARES

Act policies

and programs

as well as

additional

relief. The
package provided

for, among other

things, direct

payments to

most Americans

with a gross

income of

less than $75,000

a year, extension
of unemployment

benefits through

March 14, 2021,

funding for

procurement

of vaccines

and health

providers,

loans to qualified
businesses,

funding for

rental assistance

and funding

for schools.

On January

29, 2021,

the CDC

issued guidance

extending eviction
moratoriums

for covered

persons through

March 31,

2021, which

was subsequently

extended

to July 31,

2021. In addition,

on February

9,

2021, the

FHFA announced

that the foreclosure

moratorium

begun under

the CARES

Act for loans

backed by Fannie

Mae and Freddie
Mac and the

eviction moratorium

for real estate

owned by Fannie

Mae and Freddie

Mac were extended

until March

31, 2021,

which was
extended to

July 31, 2021.

On February

16, 2021,

the U.S.

Housing and

Urban Development

Department

announced

the extension

of the
FHA eviction

and foreclosure

moratorium

to June 30,

2021, which

was extended

to July 31,

2021 and again

in July, although

the
moratorium

no longer

applies to

all geographic

areas.

On March 11, 2021,

the $1.9 trillion

American Rescue

Plan Act of

2021 was signed

into law.

This stimulus

program furthered

the
Federal government’s

efforts to stabilize

the economy

and provide

assistance

to sectors

of the population

still suffering

from the

various
physical and

economic effects

of the pandemic.

In January

2019, the

Trump administration

made statements

of its plans

to work with

Congress to

overhaul Fannie

Mae and Freddie
Mac and expectations

to announce

a framework

for the development

of a policy

for comprehensive

housing finance

reform soon.

On
September

30, 2019,

the FHFA announced

that Fannie

Mae and Freddie

Mac were allowed

to increase

their capital

buffers to

$25 billion
and $20 billion,

respectively, from

the prior

limit of $3

billion each.

This step could

ultimately

lead to Fannie

Mae and Freddie

Mac being
privatized

and represents

the first

concrete step

on the road

to GSE reform.

On June 30,

2020, the

FHFA released

a proposed

rule on a
new regulatory

framework

for the GSEs

which seeks

to implement

both a risk-based

capital framework

and minimum

leverage

capital
requirements.

The final

rule on the

new capital

framework

for the GSEs

was published

in the federal

register in

December 2020.

On
January 14,

2021, the

U.S. Treasury

and the FHFA executed

letter agreements

allowing the

GSEs to continue

to retain

capital up

to their
regulatory

minimums, including

buffers, as

prescribed

in the December

rule.

These letter

agreements

provide, in

part, (i)

there will

be no
exit from conservatorship

until all

material litigation

is settled

and the GSE

has common

equity Tier

1 capital of

at least 3%

of its assets,

(ii)
the GSEs will

comply with

the FHFA’s regulatory

capital framework,

(iii) higher-risk

single-family

mortgage acquisitions

will be restricted

to
current levels,

and (iv) the

U.S. Treasury

and the FHFA

will establish

a timeline

and process

for future

GSE reform.

However, no definitive
proposals or

legislation

have been

released or

enacted with

respect to

ending the

conservatorship,

unwinding

the GSEs,

or materially
reducing the

roles of the

GSEs in the

U.S. mortgage

market. On

June 23, 2021,

President

Biden removed

the director

of the FHFA and
appointed an

acting director.

With the leadership

change at

FHFA, some observers

anticipate

that the Biden

administration

will be less
likely to focus

on ending

the GSEs’

conservatorship

and that the

January 14,

2021, letter

agreements

between the

U.S. Treasury

and the
FHFA may be renegotiated.

In 2017, policymakers

announced

that LIBOR

will be replaced

by December

31, 2021.

The directive

was spurred

by the fact

that
banks are uncomfortable

contributing

to the LIBOR

panel given

the shortage

of underlying

transactions

on which to

base levels

and the
liability associated

with submitting

an unfounded

level. The

ICE Benchmark

Administration,

in its capacity

as administrator

of USD LIBOR,
has confirmed

that it will

cease publication

of (i) the

one-week and

two-month

USD LIBOR

settings immediately

following

the LIBOR
publication

on December

31, 2021,

and (ii) the

overnight

and one, three,

six and 12-month

USD LIBOR

settings immediately

following

the
LIBOR publication

on June 30,

2023.

A joint statement

by key regulatory

authorities

calls on banks

to cease entering

into new

contracts
that use USD

LIBOR as a

reference rate

by no later

than December

31, 2021.

The Alternative

Reference

Rates Committee,

a steering
committee comprised

of large U.S.

financial institutions,

has proposed

replacing USD-LIBOR

with a new

SOFR, a rate

based on U.S.

repo
trading. Many

banks believe

that it may

take four

to five years

to complete

the transition

to SOFR,

for certain,

despite the

2021 deadline.
We will monitor

the emergence

of this new

rate carefully

as it will

potentially

become the

new benchmark

for hedges

and a range

of
interest rate

investments.

At this time,

however, no consensus

exists as to

what rate

or rates may

become accepted

alternatives

to LIBOR.

Effective January

1, 2021, Fannie

Mae, in alignment

with Freddie

Mac, will extend

the timeframe

for its delinquent

loan buyout

policy
for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and

Mortgage-Backed

Securities

(MBS) from

four consecutively

missed
monthly payments

to twenty-four

consecutively

missed monthly

payments (i.e.,

24 months past

due). This

new timeframe

will apply

to
outstanding

single-family

pools and

newly issued

single-family

pools and was

first reflected

when January

2021 factors

were released

on
the fourth

business day

in February

2021.

For Agency

RMBS investors,

when a delinquent

loan is bought

out of a pool

of mortgage

loans, the

removal of

the loan from

the pool
is the same

as a total

prepayment

of the loan.

The respective

GSEs currently

anticipate,

however, that

delinquent

loans will

be

repurchased

in most cases

before the

24-month deadline

under one

of the following

exceptions

listed below.

• a loan that is paid

in full, or

where the

related lien

is released

and/or the

note debt

is satisfied

or forgiven;
• a loan repurchased by

a seller/servicer

under applicable

selling and

servicing requirements;
• a loan entering a permanent

modification,

which generally

requires

it to be removed

from the MBS.

During any

modification

trial
period, the

loan will

remain in the

MBS until

the trial

period ends;
• a loan subject to a

short sale

or deed-in-lieu

of foreclosure;

or
• a loan referred to

foreclosure.

Because of

these exceptions,

the GSEs

currently believe

based on prevailing

assumptions

and market

conditions

this change

will
have only a

marginal impact

on prepayment

speeds, in

aggregate.

Cohort level

impacts may

vary. For example,

more than

half of loans
referred to

foreclosure

are historically

referred within

six months

of delinquency. The

degree to

which speeds

are affected

depends on
delinquency

levels, borrower

response, and

referral to

foreclosure

timelines.

The scope and

nature of

the actions

the U.S.

government

or the Fed

will ultimately

undertake

are unknown

and will continue

to
evolve, especially

in light of

the COVID-19

pandemic, President

Biden’s new

administration

and the new

Congress in

the

United States.

Effect on Us

Regulatory

developments,

movements

in interest

rates and

prepayment

rates affect

us in many

ways, including

the following:

Effects on our

Assets

A change in

or elimination

of the guarantee

structure

of Agency

RMBS may increase

our costs (if,

for example,

guarantee

fees
increase) or

require us

to change

our investment

strategy altogether.

For example,

the elimination

of the guarantee

structure

of Agency
RMBS may cause

us to change

our investment

strategy to

focus on non-Agency

RMBS, which

in turn would

require us

to significantly
increase our

monitoring

of the credit

risks of our

investments

in addition

to interest

rate and prepayment

risks.

Lower long-term

interest rates

can affect the

value of our

Agency RMBS

in a number

of

ways. If prepayment

rates are

relatively

low
(due, in part,

to the refinancing

problems described

above), lower

long-term

interest rates

can increase

the value of

higher-coupon

Agency
RMBS. This

is because

investors

typically place

a premium

on assets

with yields

that are higher

than market

yields. Although

lower long-
term interest

rates may increase

asset values

in our portfolio,

we may not

be able to

invest new

funds in similarly-yielding

assets.

If prepayment

levels increase,

the value

of our Agency

RMBS affected

by such prepayments

may decline.

This is because

a principal
prepayment

accelerates

the effective

term of an

Agency RMBS,

which would

shorten the

period during

which an investor

would receive
above-market

returns (assuming

the yield on

the prepaid

asset is higher

than market

yields). Also,

prepayment

proceeds may

not be able
to be reinvested

in similar-yielding

assets. Agency

RMBS backed

by mortgages

with high

interest rates

are more susceptible

to
prepayment

risk because

holders of

those mortgages

are most likely

to refinance

to a lower

rate. IOs

and IIOs, however,

may be the

types
of Agency

RMBS most

sensitive to

increased prepayment

rates. Because

the holder

of an IO or

IIO receives

no principal

payments,

the
values of IOs

and IIOs are

entirely dependent

on the existence

of a principal

balance on

the underlying

mortgages.

If the principal

balance
is eliminated

due to prepayment,

IOs and IIOs

essentially

become worthless.

Although increased

prepayment

rates can

negatively

affect
the value of

our

IOs and IIOs,

they have

the opposite

effect on POs.

Because POs

act like zero-coupon

bonds, meaning

they are
purchased at

a discount

to their

par value and

have an effective

interest rate

based on the

discount and

the term of

the underlying

loan, an
increase in

prepayment

rates would

reduce the

effective term

of our POs

and accelerate

the yields

earned on

those assets,

which would
increase our

net income.

Higher long-term

rates can

also affect

the value of

our Agency

RMBS.

As long-term

rates rise,

rates available

to borrowers

also rise.

This tends

to cause prepayment

activity to

slow and extend

the expected

average life

of mortgage

cash flows.

As the expected

average

life of the

mortgage cash

flows increases,

coupled with

higher discount

rates, the

value of Agency

RMBS declines.

Some of the
instruments

the Company

uses to hedge

our Agency

RMBS assets,

such as interest

rate futures,

swaps and

swaptions,

are stable
average life

instruments.

This means

that to the

extent we

use such instruments

to hedge our

Agency RMBS

assets, our

hedges may not
adequately

protect us

from price

declines, and

therefore

may negatively

impact our

book value.

It is for

this reason

we use interest

only
securities

in our portfolio.

As interest

rates rise,

the expected

average life

of these securities

increases,

causing generally

positive price
movements as

the number

and size of

the cash flows

increase the

longer the

underlying

mortgages

remain outstanding.

This makes
interest only

securities

desirable

hedge instruments

for pass-through

Agency RMBS.

As described

above, the

Agency RMBS

market began

to experience

severe dislocations

in mid-March

2020 as a

result of

the
economic, health

and market

turmoil brought

about by COVID-19.

In March of

2020, the

Fed announced

that it would

purchase Agency
RMBS and

U.S. Treasuries

in the amounts

needed to

support smooth

market functioning,

which largely

stabilized the

Agency RMBS
market, a commitment

it reaffirmed

at all subsequent

Fed meetings.

At the July

2021 meeting,

the Fed began

to discuss

plans for

adjusting
the path and

composition

of asset purchases,

but reiterated

its intention

to provide

notice well

in advance

of an announcement

to reduce
the pace of

such purchases.

If the Fed

modifies, reduces

or suspends

its purchases

of Agency

RMBS, our

investment

portfolio

could be
negatively

impacted. Further,

the moratoriums

on foreclosures

and evictions

described

above will

likely delay

potential defaults

on loans
that would

otherwise

be bought out

of Agency MBS

pools as described

above.

Depending

on the ultimate

resolution

of the foreclosure

or
evictions,

when and if

it occurs,

these loans

may be removed

from the

pool into which

they were

securitized.

If this were

to occur, it would
have the effect

of delaying

a prepayment

on the Company’s

securities

until such

time. As the

majority of

the Company’s

Agency RMBS
assets were

acquired at

a premium

to par, this will

tend to increase

the realized

yield on the

asset in question.

Because we

base our investment

decisions on

risk management

principles

rather than

anticipated

movements in

interest rates,

in a
volatile interest

rate environment

we may allocate

more capital

to structured

Agency RMBS

with shorter

durations.

We believe these
securities

have a lower

sensitivity

to changes

in long-term

interest

rates than

other asset

classes. We

may attempt

to mitigate

our
exposure to

changes in

long-term

interest rates

by investing

in IOs and

IIOs, which

typically

have different

sensitivities

to changes

in long-
term interest

rates than

PT RMBS, particularly

PT RMBS backed

by fixed-rate

mortgages.

Effects on our

borrowing

costs

We leverage

our PT RMBS

portfolio and

a portion

of our structured

Agency RMBS

with principal

balances through

the use of

short-
term repurchase

agreement

transactions.

The interest

rates on

our debt are

determined

by the short

term interest

rate markets.

An
increase in

the Fed Funds

rate or LIBOR

would increase

our borrowing

costs, which

could affect

our interest

rate spread

if there is

no
corresponding

increase in

the interest

we earn on

our assets.

This would

be most prevalent

with respect

to our Agency

RMBS backed

by
fixed rate

mortgage loans

because the

interest rate

on a fixed-rate

mortgage loan

does not change

even though

market rates

may change.

In order to

protect our

net interest

margin against

increases in

short-term

interest rates,

we may enter

into interest

rate swaps,

which
economically

convert our

floating-rate

repurchase

agreement

debt to fixed-rate

debt, or utilize

other hedging

instruments

such as
Eurodollar, Fed

Funds and

T-Note futures

contracts or

interest rate

swaptions.

Summary

In contrast

to the twelve

months that

preceded the

second quarter

of 2021, COVID-19

did not suppress

the performance

of the
markets and

economy in

the second

quarter. The recovery

has been driven

by many factors

– the emergence

and widespread

distribution
of a very effective

vaccine, substantial

government

stimulus and

accommodative

monetary

policy. The economy

recovered

rapidly as

an
effective vaccine

allowed pent-up

demand to lead

to a surge

in demand for

goods and

services,

fueled further

by multiple

rounds of
stimulus checks

and numerous

other means

of financial

support provided

by the government.

Financial markets

are benefiting

from
extremely loose

financial

conditions,

abundant liquidity,

high risk

tolerance and

an insatiable

demand for

returns.

The constraint

that both
limits the

level of activity

and is a driver

of price pressures

is the lingering

effect of the

pandemic on

labor force

participation

– or lack
thereof.

A significant

part of the

price pressure

observed during

the second

quarter was

driven by

supply shortages,

which are

in turn

driven by under-staffed

producers

of various

goods and

services.

This constraint

should be slowly

removed over

the balance

of 2021
barring a

resurgence

of the pandemic.

The economic

data released

during the

second quarter

tells the story

quite well.

GDP expanded

at a 6.50%

annualized

rate.

The
housing market

is stronger

than in the

days before

the financial

crisis in the

late 2000s

– both in

terms of the

number of

homes sold

and
average prices

– which in

the

case of existing

home sales

are up over

23% year over

year in June

2021 versus

June 2020.

Price
pressures are

evident, due

to the combination

of constrained

supply channels

and robust

demand –

driven by a

strong combination

of
pent-up demand

and government

stimulus.

The CPI increased

by well over

5% year over

year in June

as well.

The Fed has

insisted
these price

pressures are

temporary, and

the market

appears to

agree based

on the level

of long-term

U.S. Treasury

rates.

However, not
all members

of the

FOMC or market

participants

agree.

Since the

disagreement

stems from

the length

of time the

price pressures

are
present in

the market,

it will be

resolved by

the mere passage

of time.

Returns for the Agency RMBS market trailed most other sectors of the financial markets,

including fixed income and equities or
high-yield.

The driver was the prospect the Fed would begin to taper their asset purchases as the economy fully recovers.

This was
especially the case in June, after the Fed concluded their FOMC meeting and revealed there was divergence in views of committee
members regarding the timing of this step.

While Fed leadership maintains this step is still well into the future, the robustness of the
housing market coupled with the growing divergence of views within the Fed was enough for the markets to begin to price in a
reduction in Fed asset purchases.

A second factor hurting the sector was the rally in long-term interest rates that confounded many
market participants.

Rates available to borrowers are back to levels prevalent during the summer of

2020 and refinancing activity has
re-accelerated, delaying once more burn-out for higher coupon, more seasoned loans and driving premiums for specified pools slightly
higher.

Critical Accounting Estimates

Our consolidated

financial

statements

are prepared

in accordance

with GAAP.

GAAP requires

our management

to make some
complex and

subjective

decisions

and assessments.

Our most critical

accounting

policies involve

decisions and

assessments

which could
significantly

affect reported

assets,

liabilities,

revenues and

expenses,

and these

decisions

and assessments

can change

significantly
each reporting

period.

There have

been no changes

to the processes

used to determine

our critical

accounting

estimates

as discussed

in
our annual

report on

Form 10-K for

the year ended

December 31,

2020.

Capital Expenditures

At June 30, 2021, we had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements.

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

No
provision or accrual has been recorded as of June 30, 2021 related to the Citigroup demand.

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

June 30, 2021.

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

August 13, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer

Date:

August 13, 2021
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)