Form 10-Q
period 2021-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2021-11-09
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021
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
☐

No
☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value November 9, 2021
10,726,864
Class B Common Stock, $0.001 par value November 9, 2021
31,938
Class C Common Stock, $0.001 par value November 9, 2021
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
September 30, 2021 December 31, 2020
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
64,371,408
$
65,153,274
Unpledged
18,869
24,957
Total mortgage

-backed securities
64,390,277
65,178,231
Cash and cash equivalents
7,854,843
7,558,342
Restricted cash
1,690,160
3,353,015
Orchid Island Capital, Inc. common stock, at fair value
12,691,296
13,547,764
Accrued interest receivable
247,716
202,192
Property and equipment, net
2,041,503
2,093,440
Deferred tax assets
34,332,078
34,668,467
Due from affiliates
934,797
632,471
Other assets
1,551,073
1,466,647
Total Assets $
125,733,743
$
128,700,569
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
63,159,999
$
65,071,113
Long-term debt
27,444,508
27,612,781
Accrued interest payable
53,868
107,417
Other liabilities
1,322,784
1,421,409
Total Liabilities
91,981,159
94,212,720

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of September 30, 2021 and December

31, 2020
-
-
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
10,794,481
and 11,608,555 shares issued and

outstanding as of September 30, 2021

and December 31, 2020, respectively.
10,794
11,609
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of September 30, 2021 and December 31, 2020
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of September 30, 2021 and December 31, 2020
32
32
Additional paid-in capital
331,073,064
332,642,758
Accumulated deficit
(297,331,338)
(298,166,582)
Stockholders’ Equity
33,752,584
34,487,849
Total Liabilities

and Stockholders' Equity
$
125,733,743
$
128,700,569
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2021 and 2020
Nine Months Ended September Three Months Ended September
2021 2020 2021 2020
Revenues:
Advisory services $
6,757,799
$
4,969,143
$
2,546,578
$
1,629,463
Interest income
1,726,268
3,167,439
537,200
604,158
Dividend income from Orchid Island Capital, Inc. common stock
1,518,284
1,246,636
506,095
493,118
Total revenues
10,002,351
9,383,218
3,589,873
2,726,739
Interest expense
Repurchase agreements
(94,926)
(1,030,372)
(23,729)
(42,955)
Long-term debt
(747,577)
(893,299)
(248,465)
(261,341)
Net revenues
9,159,848
7,459,547
3,317,679
2,422,443
Other income (expense):
Unrealized (losses) gains on mortgage-backed securities
(2,221,521)
303,651
(323,659)
275,796
Realized gains (losses) on mortgage-backed securities
69,498
(5,804,656)
69,498
-
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock
(856,468)
38,935
(778,607)
793,727
(Losses) gains on derivative instruments
(280)
(5,292,346)
(147)
75
Gains on retained interests in securitizations - 58,735 - 58,735
Other income (expense)
154,122
(8,248)
149
(8,890)
Total other (expense)

income
(2,854,649)
(10,703,929)
(1,032,766)
1,119,443
Expenses:
Compensation and related benefits
3,219,685
3,157,074
1,029,465
1,010,407
Directors' fees and liability insurance
568,087
511,786
190,453
166,093
Audit, legal and other professional fees
405,828
467,015
133,925
120,374
Administrative and other expenses
939,966
870,919
298,719
318,874
Total expenses
5,133,566
5,006,794
1,652,562
1,615,748
Net income (loss) before income tax provision
1,171,633
(8,251,176)
632,351
1,926,138
Income tax provision
336,389
9,295,859
167,751
608,351
Net income (loss) $
835,244
$
(17,547,035)
$
464,600
$
1,317,787
Basic and Diluted Net income (loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
0.07
$
(1.51)
$
0.04
$
0.11
CLASS B COMMON STOCK
Basic and Diluted $
0.07
$
(1.51)
$
0.04
$
0.11
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
11,358,346
11,608,555
10,866,087
11,608,555
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
31,938
31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2021 and 2020
Stockholders' Equity
Common Stock Additional Accumulated
Shares Par Value Paid-in Capital Deficit Total
Balances, January 1, 2020
11,672,431
$
11,673
$
332,642,758
$
(292,677,440)
$
39,976,991
Net loss -
-
-
(22,332,947)
(22,332,947)
Balances, March 31, 2020
11,672,431
$
11,673
$
332,642,758
$
(315,010,387)
$
17,644,044
Net income -
-
-
3,468,125
3,468,125
Balances, June 30, 2020
11,672,431
$
11,673
$
332,642,758
$
(311,542,262)
$
21,112,169
Net income -
-
-
1,317,787
1,317,787
Balances, September 30, 2020
11,672,431
$
11,673
$
332,642,758
$
(310,224,475)
$
22,429,956
Balances, January 1, 2021
11,672,431
$
11,673
$
332,642,758
$
(298,166,582)
$
34,487,849
Net income -
-
-
1,290,430
1,290,430
Balances, March 31, 2021
11,672,431
$
11,673
$
332,642,758
$
(296,876,152)
$
35,778,279
Net loss -
-
-
(919,786)
(919,786)
Balances, June 30, 2021
11,672,431
$
11,673
$
332,642,758
$
(297,795,938)
$
34,858,493
Net income -
-
-
464,600
464,600
Class A common shares repurchased and retired
(814,074)
(815)
(1,569,694)
-
(1,570,509)
Balances, September 30, 2021
10,858,357
$
10,858
$
331,073,064
$
(297,331,338)
$
33,752,584
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2021 and 2020
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss) $
835,244
$
(17,547,035)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation
51,937
52,223
Deferred income tax provision
336,389
9,285,344
Losses on mortgage-backed securities, net
2,152,023
5,501,005
Gains on retained interests in securitizations - (58,735)
PPP loan forgiveness
(153,724)
-
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock
856,468
(38,935)
Realized and unrealized losses on forward settling TBA securities
-
1,441,406
Changes in operating assets and liabilities:
Accrued interest receivable
(45,524)
516,444
Due from affiliates
(302,326)
32,057
Other assets
(84,426)
1,558,632
Accrued interest payable
(51,990)
(561,918)
Other liabilities
(98,625)
(26,123)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
3,495,446
154,365
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(26,189,505)
(43,129,835)
Sales
13,063,248
171,155,249
Principal repayments
11,762,188
11,170,005
Costs associated with termination of retained interests
-
58,735
Net settlement of forward settling TBA contracts
-
(1,500,000)
Purchases of Orchid Island Capital, Inc. common stock
-
(4,071,593)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
(1,364,069)
133,682,561
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
195,962,000
501,460,570
Principal repayments on repurchase agreements
(197,873,114)
(640,729,398)
Proceeds from long-term debt
-
152,165
Principal repayments on long-term debt
(16,108)
(15,238)
Class A common shares repurchased and retired
(1,570,509)
-
NET CASH USED IN FINANCING ACTIVITIES
(3,497,731)
(139,131,901)
NET DECREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(1,366,354)
(5,294,975)
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
10,911,357
12,385,117
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
9,545,003
$
7,090,142
SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION:
Cash paid (received) during the period for:
Interest expense $
896,052
$
2,485,589
Income taxes $
-
$
(1,568,363)
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

Operating results for the nine and three-month periods ended September

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

September

30, 2021
and December

31, 2020.
September 30, 2021 December 31, 2020
Cash and cash equivalents $
7,854,843
$
7,558,342
Restricted cash
1,690,160
3,353,015
Total cash, cash equivalents

and restricted cash
$
9,545,003
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
The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase
agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2021 and
December 31, 2020, due to the short-term nature of these financial instruments.

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

2018 remain open for examination.
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

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)”. ASU 2021-01 expands the scope of ASC
848 to include all affected derivatives and give market participants the ability to apply certain aspects of the contract modification and
hedge accounting expedients to derivative contracts affected by the discounting transition. In addition, ASU 2021-01 adds
implementation guidance to permit a company to apply certain optional expedients to modifications of interest rate indexes used for

margining, discounting or contract price alignment of certain derivatives as a result of reference rate reform initiatives and extends
optional expedients to account for a derivative contract modified as a continuation of the existing contract and to continue hedge
accounting when certain critical terms of a hedging relationship change to modifications made as part of the discounting transition. The
guidance in ASU 2021-01 is effective immediately and available generally through December

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
The following table summarizes the advisory services revenue from

Orchid for the nine and three months ended September 30,
2021 and 2020.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 2021 2020
Management fee $
5,569
$
3,897
$
2,157
$
1,252
Allocated overhead
1,189
1,072
390
377
Total $
6,758
$
4,969
$
2,547
$
1,629
At September 30, 2021 and December 31, 2020, the net amount due from Orchid was approximately $
0.9

million and
$
0.6

million, respectively.
NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of September

30, 2021

and December

31, 2020:
(in thousands)
September 30, 2021 December 31, 2020
Fixed-rate MBS $
61,372
$
64,902
Interest-Only MBS
2,999
251
Inverse Interest-Only MBS
19
25
Total $
64,390
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

30, 2021,

the Company

had met all

margin call
requirements.
As of September

30, 2021

and December

31, 2020,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
September 30, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
46,857
$
17,761
$
-
$
64,618
Repurchase agreement liabilities associated with
these securities $
-
$
45,730
$
17,430
$
-
$
63,160
Net weighted average borrowing rate -
0.14%
0.12%
-
0.13%
December 31, 2020
Fair value of securities pledged, including accrued
interest receivable $
-
$
49,096
$
8,853
$
7,405
$
65,354
Repurchase agreement liabilities associated with
these securities $
-
$
49,120
$
8,649
$
7,302
$
65,071
Net weighted average borrowing rate -
0.25%
0.23%
0.30%
0.25%
In addition,

cash pledged

to counterparties

for repurchase

agreements

was approximately

$
1.7

million and

$
3.4

million as

of
September

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
3.1

million and

$
3.6

million,
respectively.

As of September

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

2021 and December

31, 2020.

($ in thousands)
As of September 30, 2021

Junior Subordinated Debt Funding Hedges
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
2021 $
1,000
1.01%
0.17%
$
(2)
($ in thousands)
As of December 31, 2020
Junior Subordinated Debt Funding Hedges
Average Weighted Weighted
Contract Average Average
Notional Entry Effective Open
Expiration Year Amount Rate Rate Equity
(1)
2021 $
1,000
1.02%
0.18%
$
(8)
(1)
Open equity represents the cumulative gains (losses) recorded on open futures positions from inception.
(Losses) Gains on Derivative Instruments
The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the nine and three months ended September 30, 2021 and 2020 .
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 2021 2020
Eurodollar futures contracts (short positions)
Repurchase agreement funding hedges $
-
$
(2,328)
$
-
$
-
Junior subordinated debt funding hedges
-
(517)
-
-
T-Note futures contracts (short positions)
Repurchase agreement funding hedges
-
(1,006)
-
-
Net TBA securities
-
(1,441)
-
-
Losses on derivative instruments $
-
$
(5,292)
$
-
$
-
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

30, 2021

and December

31, 2020.
($ in thousands)
September 30, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT MBS - at fair value $
61,372
$
-
$
61,372
$
64,902
$
-
$
64,902
Structured MBS - at fair value
2,999
-
2,999
251
-
251
Accrued interest on pledged securities
248
-
248
201
-
201
Restricted cash
1,690
-
1,690
3,352
1
3,353
Total $
66,309
$
-
$
66,309
$
68,706
$
1
$
68,707
Assets Pledged

from Counterparties
The table

below summarizes

cash pledged

to Bimini

from counterparties

under repurchase

agreements

and derivative

agreements

as
of September

30, 2021

and December

31, 2020.

Cash received

as margin

is recognized

in cash and

cash equivalents

with a
corresponding

amount recognized

as an increase

in repurchase

agreements

or other

liabilities

in the consolidated

balance sheets.
($ in thousands)
Assets Pledged to Bimini September 30, 2021 December 31, 2020
Repurchase agreements $
487
$
80
Total $
487
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
September 30, 2021
Repurchase Agreements $
63,160
$
-
$
63,160
$
(61,470)
$
(1,690)
$
-
$
63,160
$
-
$
63,160
$
(61,470)
$
(1,690)
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

30, 2021 and

December

31, 2020

is summarized

as follows:
(in thousands)
September 30, 2021 December 31, 2020
Junior subordinated debt $
26,804
$
26,804
Note payable
641
657
Paycheck Protection Plan ("PPP") loan
-
152
Total $
27,445
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

As of September

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
Last three months of 2021 $
6
2022
23
2023
24
2024
25
2025
26
After 2025
27,341
Total $
27,445
NOTE 9.

COMMON STOCK
There were

no issuances

of Bimini

Capital's Class

A Common

Stock, Class

B Common

Stock or Class

C Common

Stock during

the
nine months

ended September

30, 2021

and 2020.

Stock Repurchase

Plans
On March 26,

2018, the

Board of

Directors

of the Company

(the “Board”)

approved

a Stock Repurchase

Plan (the

“2018 Repurchase
Plan”).

Pursuant

to the 2018

Repurchase

Plan, the

Company could

purchase

up to
500,000

shares of

its Class

A Common

Stock from
time to time,

subject to

certain limitations

imposed by

Rule 10b-18

of the Securities

Exchange

Act of 1934.

The 2018 Repurchase

Plan
was terminated

on September

16, 2021
.

During the

three months

ended September

30, 2021,

the Company

repurchased

a total of
1,195

shares under

the 2018 Repurchase
Plan at an

aggregate

cost of approximately

$
2,298
, including

commissions

and fees,

for a weighted

average price

of $
1.92

per share.
From the

inception

of the 2018

Repurchase

Plan through

its termination,

the Company

repurchased

a total of
71,598

shares at

an
aggregate

cost of approximately

$
169,243
, including

commissions

and fees,

for a weighted

average price

of $
2.36

per share.
On September

16, 2021,

the Board

authorized

a share repurchase

plan pursuant

to Rule 10b5-1

of the Securities

Exchange

Act of
1934 (the

“2021 Repurchase

Plan”). Pursuant

to the 2021

Repurchase

Plan, the

Company may

purchase

shares of

its Class

A Common
Stock from

time to time

for an aggregate

purchase

price not

to exceed

$
2.5

million. Share

repurchases

may be executed

through various
means, including,

without limitation,

open market

transactions.

The 2021 Repurchase

Plan does

not obligate

the Company

to purchase
any shares,

and it expires

on September

16, 2023.

The authorization

for the 2021

Repurchase

Plan may

be terminated,

increased

or
decreased

by the Company’s

Board of

Directors

in its discretion

at any time.
There were

no shares

repurchased

during the

nine months
ended September

30, 2021

under 2021

Repurchase

Plan.

Tender Offer
In July 2021,

the Company

completed

a “modified

Dutch auction”

tender offer

and paid

$1.5 million,

excluding

fees and

related
expenses,

to repurchase
812,879

shares of

Bimini Capital’s

Class A common

stock at a

price of

$
1.85

per share.
The aggregate

cost of
the tender

offer, including

commissions

and fees,

was approximately

$
1.6

million.

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

No
provision or accrual has been recorded as of September 30, 2021 related to the Citigroup demand.
Management is not aware of any other significant reported or unreported contingencies at September 30, 2021.
NOTE 11.

INCOME TAXES

The total income tax provision recorded for the nine months ended September

30, 2021 and 2020 was $
0.3

million and $
9.3
million, respectively, on consolidated pre-tax book income (loss) of $
1.2

million and $(
8.3
) million in the nine months ended September
30, 2021 and 2020, respectively.
The total income tax provision recorded for the three months ended September

30, 2021 and 2020
was $
0.2

million and $
0.6

million, respectively, on consolidated pre-tax book income of $
0.6

million and $
1.9

million in the three months
ended September 30, 2021 and 2020, respectively.
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

30, 2021

and
2020.
(in thousands, except per-share information)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 2021 2020

Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted $
833
$
(17,499)
$
464
$
1,314
Weighted average common shares:
Class A common shares outstanding at the balance sheet date
10,794
11,609
10,794
11,609
Effect of weighting

564
-
72
-
Weighted average shares-basic and diluted
11,358
11,609
10,866
11,609
Income (loss) per Class A common share:
Basic and diluted $
0.07
$
(1.51)
$
0.04
$
0.11
(in thousands, except per-share information)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 2021 2020
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted $
2
$
(48)
$
1
$
4
Weighted average common shares:
Class B common shares outstanding at the balance sheet date 32 32 32 32
Weighted average shares-basic and diluted
32
32
32
32
Income (loss) per Class B common share:
Basic and diluted $
0.07
$
(1.51)
$
0.04
$
0.11
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
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
September 30, 2021
Mortgage-backed securities $
64,390
$
-
$
64,390
$
-
Orchid Island Capital, Inc. common stock
12,691
12,691
-
-
December 31, 2020
Mortgage-backed securities $
65,178
$
-
$
65,178
$
-
Orchid Island Capital, Inc. common stock
13,548
13,548
-
-
During the

nine months

ended September

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

Total revenues received under this management
agreement for the nine months ended September 30, 2021 and 2020, were approximately

$
6.8

million and $
5.0

million, respectively,
accounting for approximately
68
% and
53
% of consolidated revenues, respectively.

The investment portfolio segment includes the investment activities conducted by Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.
Segment information for the nine months ended September 30, 2021 and 2020 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
6,758
$
-
$
-
$
-
$
6,758
Advisory services, other operating segments
(1)
108
-
-
(108)
-
Interest and dividend income
-
3,245
-
-
3,245
Interest expense
-
(95)
(748)
(2)
-
(843)
Net revenues
6,866
3,150
(748)
(108)
9,160
Other income
-
(3,008)
154
(3)
-
(2,854)
Operating expenses
(4)
(3,396)
(1,738)
-
-
(5,134)
Intercompany expenses
(1)
-
(108)
-
108
-
Income (loss) before income taxes $
3,470
$
(1,704)
$
(594)
$
-
$
1,172
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $
4,969
$
-
$
-
$
-
$
4,969
Advisory services, other operating segments
(1)
116
-
-
(116)
-
Interest and dividend income
-
4,414
-
-
4,414
Interest expense
-
(1,030)
(893)
(2)
-
(1,923)
Net revenues
5,085
3,384
(893)
(116)
7,460
Other expenses
-
(10,238)
(466)
(3)
-
(10,704)
Operating expenses
(4)
(2,632)
(2,375)
-
-
(5,007)
Intercompany expenses
(1)
-
(116)
-
116
-
Income (loss) before income taxes $
2,453
$
(9,345)
$
(1,359)
$
-
$
(8,251)
Segment information for the three months ended September 30, 2021 and 2020 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
2,547
$
-
$
-
$
-
$
2,547
Advisory services, other operating segments
(1)
35
-
-
(35)
-
Interest and dividend income
-
1,043
-
-
1,043
Interest expense
-
(24)
(248)
(2)
-
(272)
Net revenues
2,582
1,019
(248)
(35)
3,318
Other
-
(1,033)
-
-
(1,033)
Operating expenses
(4)
(1,157)
(496)
-
-
(1,653)
Intercompany expenses
(1)
-
(35)
-
35
-
Income (loss) before income taxes $
1,425
$
(545)
$
(248)
$
-
$
632
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $
1,629
$
-
$
-
$
-
$
1,629
Advisory services, other operating segments
(1)
32
-
-
(32)
-

Interest and dividend income
-
1,097
-
-
1,097
Interest expense
-
(43)
(261)
(2)
-
(304)
Net revenues
1,661
1,054
(261)
(32)
2,422
Other
-
1,070
49
(3)
-
1,119
Operating expenses
(4)
(956)
(659)
-
-
(1,615)
Intercompany expenses
(1)
-
(32)
-
32
-
Income (loss) before income taxes $
705
$
1,433
$
(212)
$
-
$
1,926
(1)
Includes fees paid by Royal Palm to Bimini Advisors for advisory services

.
(2) Includes interest on long-term debt.
(3)
Includes income recognized on the forgiveness of the PPP loan and gains (losses)

on Eurodollar futures contracts entered into as a hedge on
junior subordinated notes.
(4)
Corporate expenses are allocated based on each segment’s proportional share of total revenues.
Assets in each reportable segment as of September 30, 2021 and December

31, 2020 were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
September 30, 2021 $
1,823
$
110,711
13,200
$
125,734
December 31, 2020
1,469
113,764
13,468
128,701
NOTE 15. RELATED PARTY TRANSACTIONS
Relationships with Orchid
At both September 30, 2021 and December 31, 2020, the Company owned
2,595,357

shares of Orchid common stock, representing
approximately
1.7
% and
3.4
% of Orchid’s outstanding common stock on such dates.

The Company received dividends on this
common stock investment of approximately $
1.5

million and $
0.5

million during the nine and three months ended September 30, 2021, and approximately $
1.2

million and $
0.5

million during the nine and three months ended September 30, 2020, respectively.
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

Plans
On March 26,

2018, the

Board of

Directors

of the Company

approved

a Stock Repurchase

Plan the

“2018 Repurchase

Plan”).

Pursuant

to the 2018

Repurchase

Plan, we

could purchase

up to 500,000

shares of

the Company’s

Class A Common

Stock from

time to
time, subject

to certain

limitations

imposed by

Rule 10b-18

of the Securities

Exchange

Act of 1934.

The 2018

Repurchase

Plan was
terminated

on September

16, 2021.

During the

three months

ended September

30, 2021,

the Company

repurchased

a total of

1,195 shares

under the

2018 Repurchase
Plan at an

aggregate

cost of approximately

$2,298, including

commissions

and fees,

for a weighted

average price

of $1.92

per share.
From commencement

of the 2018

Repurchase

Plan, through

its termination,

the Company

repurchased

a total of

71,599 shares

at an
aggregate

cost of approximately

$169,243,

including

commissions

and fees,

for a weighted

average price

of $2.36

per share.

On September

16, 2021,

the Board

authorized

a share

repurchase

plan pursuant

to Rule 10b5-1

of the Securities

Exchange

Act of
1934 (the

“2021 Repurchase

Plan”). Pursuant

to the 2021

Repurchase

Plan, we

may purchase

shares of

our Class

A Common

Stock from
time to time

for an aggregate

purchase price

not to exceed

$2.5 million.

Share repurchases

may be executed

through various

means,
including,

without limitation,

open market

transactions.

The 2021

Repurchase

Plan does

not obligate

the Company

to purchase

any

shares, and

it expires

on September

16, 2023.

The authorization

for the 2021

Repurchase

Plan may be

terminated,

increased

or
decreased

by the Company’s

Board of

Directors

in its discretion

at any time.

No shares

were repurchased

under the

2021 Repurchase
Plan through

September

30, 2021.
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

30, 2021, as compared

to
the nine

and three

months ended

September

30, 2020.
Net Income

(Loss) Summary
Consolidated

net income

for the

nine months

ended September

30, 2021

was $0.8

million,

or $0.07

basic and

diluted

income per

share
of Class A

Common Stock, as compared to consolidated net loss of

$17.5 million,

or $1.51 basic and

diluted loss per share of

Class A
Common Stock,

for the nine

months ended

September

30, 2020.

Consolidated

net income

for the

three

months

ended September

30, 2021

was $0.5

million,

or $0.04

basic and

diluted

income per

share

of Class

A Common

Stock, as

compared

to consolidated

net income

of $1.3

million,

or $0.11 basic

and diluted

income per

share of

Class A
Common Stock,

for the

three months

ended September

30, 2020.

The components of

net income (loss)

for the nine and three months

ended September

30, 2021 and 2020, along

with the changes

in
those components

are presented

in the table

below:
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 Change 2021 2020 Change
Advisory services revenues $ 6,758 $ 4,969 $ 1,789 $ 2,547 $ 1,629 $ 918
Interest and dividend income 3,245 4,414 (1,169) 1,043 1,097 (54)
Interest expense (843) (1,924) 1,081 (272) (304) 32
Net revenues 9,160 7,459 1,701 3,318 2,422 896
Other (expense) income (2,855) (10,703) 7,848 (1,033) 1,119 (2,152)
Expenses (5,134) (5,007) (127) (1,653) (1,615) (38)
Net income (loss) before income tax provision 1,171 (8,251) 9,422 632 1,926 (1,294)
Income tax provision (336) (9,296) 8,960 (167) (608) 441
Net income (loss) $ 835 $ (17,547) $ 18,382 $ 465 $ 1,318 $ (853)
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
Recognized in
Statement of TBA
Operations Securities Futures
Three Months Ended (GAAP) Loss Contracts
September 30, 2021 $ - $ - $ -
June 30, 2021 - - -
March 31, 2021 - - -
December 31, 2020 - - -
September 30, 2020 - - -
June 30, 2020 (2) - (2)
March 31, 2020 (5,291) (1,441) (3,850)
Nine Months Ended
September 30, 2021 $ - $ - $ -
September 30, 2020 (5,292) (1,441) (3,851)
Gains (Losses) on Derivative Instruments - Attributed to Current Period (Non-GAAP)
(in thousands)
Attributed to Current Period (Non-GAAP) Attributed to Future Periods (Non-GAAP)
Repurchase Long-Term Repurchase Long-Term Statement of
Three Months Ended Agreements Debt Total Agreements Debt Total Operations
September 30, 2021 $ (709) $ (57) $ (766) $ 709 $ 57 $ 766
$
-
June 30, 2021 (708) (58) (766) 708 58 766 -
March 31, 2021 (708) (58) (766) 708 58 766 -
December 31, 2020 (615) (40) (655) 615 40 655 -
September 30, 2020 (1,065) (40) (1,105) 1,065 40 1,105 -
June 30, 2020 (456) (40) (496) 456 38 494 (2)
March 31, 2020 (456) (40) (496) (2,879) (475) (3,354) (3,850)
Nine Months Ended
September 30, 2021 $ (2,125) $ (173) $ (2,298) $ 2,125 $ 173 $ 2,298 $ -
September 30, 2020 (1,977) (120) (2,097) (1,358) (396) (1,754) $ (3,851)

Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP Economic GAAP Economic
Three Months Ended Income Basis Hedges (1) Basis (2) Basis Basis (3)
September 30, 2021 $ 537 $ 24 $ (709) $ 733 $ 513 $ (196)
June 30, 2021 578 31 (708) 739 547 (161)
March 31, 2021 611 40 (708) 748 571 (137)
December 31, 2020 597 43 (615) 658 554 (61)
September 30, 2020 604 43 (1,065) 1,108 561 (504)
June 30, 2020 523 60 (456) 516 463 7
March 31, 2020 2,040 928 (456) 1,384 1,112 656
Nine Months Ended
September 30, 2021 $ 1,726 $ 95 $ (2,125) $ 2,220 $ 1,631 $ (494)
September 30, 2020 3,167 1,030 (1,978) 3,008 2,137 159
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
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income (Loss)
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Three Months Ended Basis Basis (1) Basis Hedges (2) Basis (3) Basis Basis (4)
September 30, 2021 $ 513 $ (196) $ 248 $ (57) $ 305 $ 265 $ (501)
June 30, 2021 547 (161) 250 (58) 308 297 (469)
March 31, 2021 571 (137) 250 (58) 308 321 (445)
December 31, 2020 554 (61) 257 (40) 297 297 (358)
September 30, 2020 561 (504) 261 (40) 301 300 (805)
June 30, 2020 463 7 282 (40) 322 181 (315)
March 31, 2020 1,112 656 350 (40) 390 762 266
Nine Months Ended
September 30, 2021 $ 1,631 $ (494) $ 748 $ (173) $ 921 $ 883 $ (1,415)
September 30, 2020 2,137 159 893 (120) 1,013 1,244 (854)
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

by Royal Palm.

Segment information for the nine months ended September 30, 2021 and 2020 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total

2021
Advisory services, external customers $ 6,758 $ - $ - $ - $ 6,758
Advisory services, other operating segments
(1)
108 - - (108) -
Interest and dividend income - 3,245 - - 3,245
Interest expense - (95)

(748)
(2)
- (843)
Net revenues 6,866 3,150 (748) (108) 9,160
Other income - (3,008)

154
(3)
- (2,854)
Operating expenses
(4)
(3,396) (1,738) - - (5,134)
Intercompany expenses
(1)
- (108) - 108 -
Income (loss) before income taxes $ 3,470 $ (1,704) $ (594) $ - $ 1,172
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $ 4,969 $ - $ - $ - $ 4,969
Advisory services, other operating segments
(1)
116 - - (116) -
Interest and dividend income - 4,414 - - 4,414
Interest expense - (1,030)

(893)
(2)
- (1,923)
Net revenues 5,085 3,384 (893) (116) 7,460
Other expenses - (10,238)

(466)
(3)
- (10,704)
Operating expenses
(4)
(2,632) (2,375) - - (5,007)
Intercompany expenses
(1)
- (116) - 116 -
Income (loss) before income taxes $ 2,453 $ (9,345) $ (1,359) $ - $ (8,251)
Segment information for the three months ended September 30, 2021 and 2020 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 2,547 $ - $ - $ - $ 2,547
Advisory services, other operating segments
(1)
35 - - (35) -
Interest and dividend income - 1,043 - - 1,043
Interest expense - (24)

(248)
(2)
- (272)
Net revenues 2,582 1,019 (248) (35) 3,318
Other - (1,033) - - (1,033)
Operating expenses
(4)
(1,157) (496) - - (1,653)
Intercompany expenses
(1)
- (35) - 35 -
Income (loss) before income taxes $ 1,425 $ (545) $ (248) $ - $ 632
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $ 1,629 $ - $ - $ - $ 1,629
Advisory services, other operating segments
(1)
32 - - (32) -
Interest and dividend income - 1,097 - - 1,097
Interest expense - (43)

(261)
(2)
- (304)
Net revenues 1,661 1,054 (261) (32) 2,422
Other - 1,070

49
(3)
- 1,119
Operating expenses
(4)
(956) (659) - - (1,615)
Intercompany expenses
(1)
- (32) - 32 -
Income (loss) before income taxes $ 705 $ 1,433 $ (212) $ - $ 1,926
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
Assets in each reportable segment were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
September 30, 2021 $ 1,823 110,711 $ 13,200 $ 125,734
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
(in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
September 30, 2021 $ 5,136,331 $ 672,384 $ 2,157 $ 390 $ 2,547
June 30, 2021 4,504,887 542,679 1,791 395 2,186
March 31, 2021 4,032,716 456,687 1,621 404 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 347 1,615
March 31, 2020 3,269,859 376,673 1,377 348 1,725
Nine Months Ended
September 30, 2021 $ 4,557,978 $ 557,250 $ 5,569 $ 1,189 $ 6,758
September 30, 2020 3,273,068 368,785 3,897 1,072 4,969
Investment Portfolio Segment
Net Portfolio Interest Income

We define

net portfolio

interest

income as

interest

income on

MBS less

interest

expense on

repurchase

agreement

funding.

During the
nine months ended September 30, 2021, we generated $1.6 million of net portfolio interest income, consisting of $1.7 million of interest income from MBS

assets offset by $0.1

million of interest

expense on repurchase

liabilities.

For the comparable

period ended September
30, 2020, we

generated

$2.1 million

of net portfolio

interest income,

consisting

of $3.2 million

of interest

income from

MBS assets offset

by
$1.0 million

of interest

expense

on repurchase

liabilities.
The $1.5

million decrease

in interest

income for

the nine

months ended

September
30, 2021 was

due to a $15.4

million decrease

in average

MBS balances,

combined with

a 167 basis

point ("bp")

decrease in

yields earned
on the

portfolio.

The $0.9

million decrease

in interest

expense for

the nine

months ended

September

30, 2021

was due

to a combination

of
an $11.9 million

decrease

in average

repurchase

liabilities

and a 151

bp decrease

in cost of

funds.
Our economic

interest

expense

on repurchase

liabilities

for the

nine months

ended September

30, 2021

and 2020

was $2.2

million and
$3.0 million,

respectively, resulting

in ($0.5)

million and

$0.2 million

of economic

net portfolio

interest

income, respectively.

During the

three months

ended September

30, 2021,

we generated

approximately

$513,000

of net portfolio

interest

income,

consisting
of approximately

$537,000

of interest

income

from MBS

assets offset

by approximately

$24,000

of interest

expense

on repurchase

liabilities.

For the

three months ended

September 30, 2020,

we generated approximately $561,000 of

net portfolio interest income, consisting of
approximately

$604,000

of interest

income from

MBS assets

offset by

approximately

$43,000

of interest

expense on

repurchase

liabilities.

Our economic interest expense

on repurchase liabilities

for the three months ended September 30, 2021 and 2020 was $0.7 million
and

$1.1

million, respectively,

resulting in

approximately ($0.2)

million

and

($0.5)

million of

economic net

portfolio interest

expense,
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
Three Months Ended Held
(1)
Income
(2)
MBS Agreements
(1)
Basis Basis
(2)
Basis Basis
(3)
September 30, 2021 $ 66,692 $ 537 3.22% $ 67,253 $ 24 $ 733 0.14% 4.36%
June 30, 2021 70,925 578 3.26% $ 72,241 31 739 0.17% 4.09%
March 31, 2021 69,017 611 3.54% 69,104 40 748 0.23% 4.33%
December 31, 2020 69,161 597 3.45% 67,878 43 658 0.25% 3.88%
September 30, 2020 62,981 604 3.84% 61,151 43 1,108 0.28% 7.25%
June 30, 2020 53,630 523 3.90% 51,987 60 516 0.46% 3.97%
March 31, 2020 136,142 2,040 5.99% 131,156 928 1,384 2.83% 4.22%
Nine Months Ended
September 30, 2021 $ 68,878 $ 1,726 3.34% $ 69,533 $ 95 $ 2,220 0.18% 4.26%
September 30, 2020 84,251 3,167 5.01% 81,431 1,031 3,008 1.69% 4.92%
($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(2)
Basis Basis
(4)
September 30, 2021 $ 513 $ (196) 3.08% (1.14)%
June 30, 2021 547 (161) 3.09% (0.83)%
March 31, 2021 571 (137) 3.31% (0.79)%
December 31, 2020 554 (61) 3.20% (0.42)%
September 30, 2020 561 (504) 3.56% (3.40)%
June 30, 2020 463 7 3.44% (0.07)%

March 31, 2020 1,112 656 3.16% 1.77%
Nine Months Ended
September 30, 2021 $ 1,631 $ (494) 3.16% (0.92)%
September 30, 2020 2,136 159 3.32% 0.09%
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
Interest Income and Average Earning Asset Yield
Our interest income

was $1.7

million for

the nine

months ended September 30,

2021 and

$3.2 million

for the

nine months ended
September

30, 2020.

Average

MBS holdings

were

$68.9

million

and $84.3

million

for the

nine months

ended

September

30, 2021

and 2020,
respectively. The $1.5

million decrease

in interest income

was due to a $15.4

million decrease

in average MBS

holdings,

combined with

a
167 bp decrease

in yields.
Our interest income was $0.5 million for

the three months ended September 30, 2021 and

$0.6 million for the

three months ended
September 30, 2020.

Average MBS holdings were $66.7 million and $63.0 million for the three months ended September

30, 2021 and
2020, respectively. The $0.1 million decrease in interest income was due to a 62

bp decrease in yields, partially offset by a

$3.7 million
increase in

average MBS

holdings.
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
PT Structured PT Structured PT Structured
Three

Months Ended
MBS MBS Total MBS MBS Total MBS MBS Total
September 30, 2021 $ 64,641 $ 2,051 $ 66,692 $ 533 $ 4 $ 537 3.30% 0.91% 3.22%
June 30, 2021 70,207 718 70,925 579 (1) 578 3.30% (0.11)% 3.26%
March 31, 2021 68,703 314 69,017 605 6 611 3.53% 6.54% 3.54%
December 31, 2020 68,842 319 69,161 598 (1) 597 3.47% (1.20)% 3.45%
September 30, 2020 62,564 417 62,981 588 16 604 3.76% 15.35% 3.84%
June 30, 2020 53,101 529 53,630 502 21 523 3.78% 16.12% 3.90%
March 31, 2020 135,044 1,098 136,142 2,029 11 2,040 6.01% 3.93% 5.99%
Nine Months Ended
September 30, 2021 $ 67,851 $ 1,027 $ 68,878 $ 1,717 $ 9 $ 1,726 3.37% 1.25% 3.34%
September 30, 2020 83,570 681 84,251 3,119 48 3,167 4.98% 9.42% 5.01%
Interest Expense on Repurchase Agreements and the Cost of Funds
Our average

outstanding

balances

under repurchase

agreements

were $69.5

million and

$81.4 million,

generating

interest expense

of
$0.1 million

and $1.0

million for

the nine months

ended September

30, 2021

and 2020,

respectively.

Our average

cost of funds

was 0.18%
and 1.69%

for nine

months ended

September

30, 2021

and 2020,

respectively.

There was

a 151 bp decrease

in the average

cost of funds
and a

$11.9 million

decrease

in average

outstanding

repurchase

agreements

during

the nine

months

ended September

30, 2021,

compared
to the nine

months ended

September

30, 2020.

Our economic

interest

expense

was $2.2

million

and $3.0

million

for the

nine

months

ended

September

30, 2021

and 2020,

respectively.
There was a 66 bp decrease

in the average economic

cost of funds to

4.26% for the nine

months ended September

30, 2021 from 4.92%
for the nine

months ended September 30, 2020.

The $0.8 million decrease in

economic interest expense was due to the

$11.9 million
decrease

in average

outstanding

repurchase

agreements

during the

nine months

ended September

30, 2021.
Our average

outstanding

balances

under repurchase

agreements

were $67.3

million and

$61.2 million,

generating

interest expense

of
approximately

$24,000

and 43,000

for the

three months

ended September

30, 2021

and 2020,

respectively.

Our average

cost of

funds was
0.14% and

0.28% for

three months

ended September

30, 2021 and

2020, respectively.

There was

a 14 bp

decrease

in the average

cost of
funds and a

$6.1 million increase in

average outstanding repurchase agreements

during the three months

ended September 30, 2021,
compared

to the three

months ended

September

30, 2020.

Our

economic

interest

expense

was

$0.7

million

and

$1.1

million

for

the

three

months

ended

September 30,

2021

and

2020,
respectively.

There was

a 289

bp decrease

in the

average

economic

cost of

funds to

4.36% for

the three

months ended

September

30, 2021
from 7.25%

for the three

months ended

September

30, 2020.
Because all of

our repurchase agreements are short-term, changes in market rates have a

more immediate impact on our

interest
expense.

Our average cost of funds calculated on a GAAP basis was 5 bps above the average one-month LIBOR and 2 bps below the average

six-month

LIBOR for

the quarter

ended September

30, 2021.

Our average

economic

cost of

funds was

427 bps

above the

average
one-month LIBOR and 420

bps above

the average six-month LIBOR

for the

quarter ended September 30,

2021. The average

term to
maturity of

the outstanding

repurchase

agreements

decreased

from 33 days

at December

31, 2020

to 25 days

at September

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
September 30, 2021 $ 67,253 $ 24 $ 733 0.14% 4.36%
June 30, 2021 72,241 31 739 0.17% 4.09%
March 31, 2021 69,104 40 748 0.23% 4.33%
December 31, 2020 67,878 43 658 0.25% 3.88%
September 30, 2020 61,151 43 1,108 0.28% 7.25%
June 30, 2020 51,987 60 516 0.46% 3.97%
March 31, 2020 131,156 928 1,384 2.83% 4.22%
Nine Months Ended
September 30, 2021 $ 69,533 $ 95 $ 2,220 0.18% 4.26%
September 30, 2020 81,431 1,030 3,008 1.69% 4.92%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
Three Months Ended One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
September 30, 2021 0.09% 0.16% 0.05% (0.02)% 4.27% 4.20%
June 30, 2021 0.10% 0.18% 0.07% (0.01)% 3.99% 3.91%
March 31, 2021 0.13% 0.23% 0.10% 0.00% 4.20% 4.10%
December 31, 2020 0.15% 0.27% 0.10% (0.02)% 3.73% 3.61%
September 30, 2020 0.17% 0.35% 0.11% (0.07)% 7.08% 6.90%
June 30, 2020 0.55% 0.70% (0.09)% (0.24)% 3.42% 3.27%

March 31, 2020 1.34% 1.43% 1.49% 1.40% 2.88% 2.79%
Nine Months Ended
September 30, 2021 0.10% 0.19% 0.08% (0.01)% 4.16% 4.07%
September 30, 2020 0.68% 0.83% 1.01% 0.86% 4.24% 4.09%
Dividend Income
We owned 1,520,036

shares of Orchid

common stock as of

March 31, 2020.

We acquired 975,321

additional shares

during the three
months ended June 30, 2020, and

an additional 100,000 shares during the three months ended September 30, 2020, bringing our total ownership to 2,595,357 shares. Orchid paid total dividends

of $0.585 per share and $0.195 per share during the nine

and three months
ended September

30, 2021, respectively, and $0.595

per share and $0.19 per share

during the nine and three

months ended September
30, 2020,

respectively.

During the

nine and

three months

ended September 30,

2021, we

received dividends on

this common

stock
investment

of approximately

$1.5 million

and $0.5 million,

respectively, compared

to $1.2 million

and $0.5

million during

the nine and

three
months ended

September

30, 2020,

respectively.
Long-Term Debt
Junior Subordinated Notes
Interest

expense on

our junior

subordinated

debt securities

was $0.7

million and

$0.9 million

for the nine

months ended

September

30,
2021 and 2020, respectively.

The average rate of interest paid for the nine months

ended September 30, 2021 was 3.67% compared

to
4.38% for

the comparable

period in

2020.

Interest expense

on

our

junior subordinated debt

securities was

$0.2

million and

$0.3 million

for

the

three month

periods ended
September

30, 2021

and 2020,

respectively.

The average

rate of

interest

paid for

the three

months ended

September

30, 2021

was 3.62%
compared

to 3.80%

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
Paycheck Protection Plan Loan
On April 13, 2020, the Company received approximately

$152,000 through

the Paycheck Protection

Program (“PPP”) of the CARES
Act in

the form

of a

low interest

loan.

The Small

Business

Administration

notified

the Company

that,

effective

as of

April

22, 2021,all

principal
and accrued

interest

under the

PPP loan

has been

forgiven.
Gains or Losses and Other Income
The table

below presents

our gains

or losses

and other

income for

the nine and

three months

ended September

30, 2021

and 2020.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,

2021 2020 Change 2021 2020 Change
Realized gains (losses) on sales of MBS $ 69 $ (5,805) $ 5,874 $ 69 $ - $ 69
Unrealized (losses) gains on MBS (2,222) 304 (2,526) (324) 276 (600)
Total (losses)

gains on MBS
(2,153) (5,501) 3,348 (255) 276 (531)
Losses on derivative instruments - (5,292) 5,292 - - -
Gains on retained interests in securitizations - 59 (59) - 59 (59)
Unrealized (losses) gains on
Orchid Island Capital, Inc. common stock (856) 39 (895) (779) 794 (1,573)
We invest

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

30, 2021,

we received

proceeds

of $13.1

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
September 30, 2021 1.00% 1.53% 2.18% 2.90% 0.12%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration

Ltd.
Operating Expenses
For the nine

and three months ended September 30, 2021,

our total operating expenses were approximately $5.1 million and $1.7 million,

respectively, compared to approximately

$5.0 million and $1.6 million for the nine and three months ended September 30, 2020, respectively.

The table

below presents

a breakdown

of operating

expenses for

the nine

and three

months ended

September

30, 2021 and
2020.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2021 2020 Change 2021 2020 Change
Compensation and related benefits $ 3,220 $ 3,157 $ 63 $ 1,029 $ 1,010 $ 19
Legal fees 113 122 (9) 37 27 10
Accounting, auditing and other professional fees 293 345 (52) 97 94 3
Directors’ fees and liability insurance 568 512 56 190 166 24
Administrative and other expenses 940 871 69 300 319 (19)
$ 5,134 $ 5,007 $ 127 $ 1,653 $ 1,616 $ 37

Income Tax Provision
We recorded an income tax provision for the nine and three months ended September 30,

2021 of approximately $0.3 million and
$0.2 million, respectively, on consolidated pre-tax book income of $1.2 million and $0.6 million, respectively.

We recorded an income
tax provision for the nine and three months ended September 30, 2020 of approximately $9.3 million and $0.6 million, respectively, on consolidated pre-tax book (loss) income of $(8.3) million and $1.9 million.

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
Financial

Condition:
Mortgage-Backed Securities
As of September

30, 2021,

our MBS portfolio

consisted

of $64.4

million of

agency or

government

MBS at fair

value and

had a
weighted

average coupon

of 3.40%.

During the

nine months

ended September

30, 2021,

we received

principal

repayments

of $11.8
million compared

to $11.2 million

for the comparable

period ended

September

30, 2020.

The average

prepayment

speeds for

the quarters
ended September

30, 2021

and 2020

were 18.3%

and 15.8%,

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
September 30, 2021 15.5 26.9 18.3
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
September 30, 2021
Fixed Rate MBS $ 61,372 95.3% 3.69% 333 1-Sep-51
Interest-Only MBS 2,999 4.7% 2.87% 305 15-May-51
Inverse Interest-Only MBS 19 0.0% 5.90% 212 15-May-39

Total MBS Portfolio $ 64,390 100.0% 3.40% 331 1-Sep-51
December 31, 2020
Fixed Rate MBS $ 64,902 99.6% 3.89% 333 1-Aug-50
Interest-Only MBS 251 0.4% 3.56% 299 15-Jul-48
Inverse Interest-Only MBS 25 0.0% 5.84% 221 15-May-39
Total MBS Portfolio $ 65,178 100.0% 3.89% 333 1-Aug-50
($ in thousands)
September 30, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 41,938 65.1% $ 38,946 59.8%
Freddie Mac 22,452 34.9% 26,232 40.2%
Total Portfolio $ 64,390 100.0% $ 65,178 100.0%
September 30, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 109.33 $ 109.51
Weighted Average Structured Purchase Price $ 4.81 $ 4.28
Weighted Average Pass-through Current Price $ 110.38 $ 112.67
Weighted Average Structured Current Price $ 9.45 $ 3.20
Effective Duration (1) 2.542 3.309
(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.

An effective duration of 2.542 indicates
that an interest rate increase of 1.0% would be expected to cause a 2.542% decrease in the value of the MBS in our investment portfolio at
September 30, 2021.

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
The following

table presents

a summary

of our portfolio

assets acquired

during the

nine months

ended September

30, 2021

and 2020.
($ in thousands)
Nine Months Ended September 30,
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ 23,337 $ 106.48 1.41% $ 43,130 $ 111.44 1.99%
Structured MBS 2,852 10.01 0.43% - - -
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
Fixed Rate MBS $ 61,372 $ 2,070 $ (2,857) $ (6,133) 3.37% (4.66)% (9.99)%
Interest-Only MBS 2,999 (955) 636 996 (31.84)% 21.21% 33.22%
Inverse Interest-Only MBS 19 1 (3) (5) 6.09% (13.97)% (28.53)%
Total MBS

Portfolio
$ 64,390 $ 1,116 $ (2,224) $ (5,142) 1.73% (3.45)% (7.99)%
($ in thousands)
Notional $ Change in Fair Value % Change in Fair Value
Amount
(1)
-100BPS +100BPS +200BPS -100BPS +100BPS +200BPS
Eurodollar Futures Contracts
Junior Subordinated Debt Hedges $ 1,000 $ (3) $ 3 $ 5 (1.00)% 1.00% 2.00%
$ 1,000 $ (3) $ 3 $ 5
Gross Totals $ 1,113 $ (2,221) $ (5,137)
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

As of September

30, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$63.2 million

with a

net weighted

average borrowing

cost of 0.13%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from
6 to 53 days,

with a weighted

average maturity

of 25 days.

Securing

the repurchase

agreement

obligation

as of September

30, 2021

are
MBS with

an estimated

fair value,

including

accrued interest,

of $64.6 million

and a weighted

average maturity

of 332 months.

Through
November

8, 2021,

we have been

able to maintain

our repurchase

facilities

with comparable

terms to

those that

existed at

September

30,
2021 with

maturities

through January

14, 2022.
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
September 30, 2021 $ 63,160 $ 72,047 $ 67,253 $ (4,093) (6.09)%
June 30, 2021 71,346 72,372 72,241 (895) (1.24)%
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

have increased

as
compared to

investments

in MBS and

Orchid shares

at March

31, 2020.

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

As of September

30, 2021, we

had
cash and cash

equivalents

of $7.9

million.

We generated

cash flows

of $13.4

million from

principal

and interest

payments on

our MBS
portfolio

and had average

repurchase

agreements

outstanding

of $69.5

million during

the nine

months ended

September

30, 2021.

In
addition,

during the

nine months

ended September

30, 2021,

we received

approximately

$6.5 million

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
The table below summarizes the effect that certain future contractual obligations existing as of September 30, 2021 will have on
our liquidity and cash flows. The figures below reflect forgiveness of all principal and interest under the PPP loan.
(in thousands)
Obligations Maturing
Within One
Year
One to Three
Years
Three to Five
Years
More than
Five Years Total
Repurchase agreements $ 63,160 $ - $ - $ - $ 63,160
Interest expense on repurchase agreements
(1)
18 - - - 18
Junior subordinated notes
(2)
- - - 26,000 26,000
Interest expense on junior subordinated notes
(1)
995 1,909 1,906 8,783 13,593
Principal and interest on mortgage loan (1) 54 107 108 703 972
Totals $ 64,227 $ 2,016 $ 2,014 $ 35,486 $ 103,743
(1)
Interest expense

on repurchase

agreements,

junior subordinated

notes and mortgage

loan are based

on current

interest rates

as of September

30,
2021 and the

remaining term

of liabilities

existing at

that date.
(2)
We hold a common

equity interest

in Bimini Capital

Trust II.

The amount presented

represents our

net cash outlay.
Outlook

Orchid Island

Capital Inc.
Orchid Island Capital continued to grow its capital base in the third quarter of 2021.

Orchid raised net proceeds of approximately
$207.5 million through its “at the market” (“ATM”) program during the third quarter and an additional $38.4 million subsequent to
September 30, 2021. The capital raised subsequent to September 30, 2021,

exhausted the remaining capacity under the ATM program
in place at the time and Orchid announced a new ATM program on October 29, 2021, of $250 million.

As for Orchid’s financial
performance, Orchid recorded GAAP net income of $0.20 per share or $26.0 million in the third quarter of 2021.

The net effect of the
new shares issued, net income and dividends paid resulted in Orchid’s capital base increasing

$176.8 million, or 32% for during the
third quarter.

Year to date Orchid has increased its capital base by approximately $315.3 million, or 76%.

As a result, Bimini Advisor’s
advisory services revenue increased 17% over the second quarter and, as the increased capital base at Orchid was not in place for the
entire quarter, the run rate entering the fourth quarter is higher still.

Orchid’s financial performance and dividend activity will also continue to impact the size of its capital base going forward.
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
Economic Summary
The effects

of COVID-19

continued to

dominate

economic activity

during the

third quarter

of 2021,

particularly

the Delta

variant that
first emerged

in earnest

during July.

Daily new

infections

from the

Delta variant

rose rapidly

during the

summer but

appeared

to peak in
early September

and have

been slowly

falling since.

COVID related

deaths have

followed

a similar

pattern.

Progress

on vaccinations

has
slowed, and

most of the

new cases

were among

the unvaccinated.

This has led

to various

measures

by governments

and corporations

to
mandate employees

receive vaccinations.

The net effect

of a spreading

virus and

a reluctance

on the part

of many to

get vaccinated

has
been subdued

job growth

during the

third quarter

of 2021.

This is particularly

true among

workers with

high exposure

to customers,

such
as those in

the leisure

and hospitality

industries.

The various

forms of

pandemic related

supplemental

unemployment

insurance

ended in
early September,

so job growth

may accelerate

in the fourth

quarter.

In the interim,

the combination

of a reluctance

to return

to work on
the part

of many individuals,

coupled with

sufficient

income via

unemployment

insurance,

has resulted

in both robust

demand for

goods
and services

and shortages

of labor

in many industries.

Coupled

with a demand/supply

imbalance

in favor of

demand for

many
commodities

and parts,

the combination

of the two

forces has

led to severe

supply shortages

across the

economy.

The supply

imbalances
for goods

and services

have in turn

led to price

pressures

for both,

driving inflation

to multi-decade

highs.

The Fed chairman,

among other
members of

the Federal

Open Market

Committee

(“FOMC”)

has maintained

these inflationary

forces are

temporary

and will

ease once

the
effects of

the COVID

pandemic fade

and workers

can return

to work.

Yet, as implied by

market pricing

of inflation

linked U.S.

Treasury
securities

and opinions

expressed

by various

market participants,

inflation

may prove

to be more

than transitory,

and of late

even FOMC
members themselves

have admitted

inflation

has remained

high longer

than they

had anticipated.
Over the course

of the third

quarter and

into the

fourth, expectations

for growth

in the U.S.

economy continued

to decline.

On October
28, 2021,

the advanced

read on gross

domestic product

growth for

the U.S.

economy was

reported to

be 2.0%.

Expectations

for growth
during the

quarter were

significantly

higher at

the beginning

of the quarter.

As noted

above, job

growth has

decelerated,

and supply
constraints

of goods

and services

are keeping

activity levels

suppressed.

Over the

course of

the balance

of the year

it should

become

apparent

whether

the supply

constraints,

especially with

respect

to labor, are

transitory

now that essentially

all forms

of pandemic

related
unemployment

insurance

have ended

and the new

cases of the

Delta variant

of the COVID

virus are subsiding.

This in turn

should also
answer the

question about

the

transitory

nature of

inflation.
The housing

market remains

robust as

evidenced

by sales

of new and

existing homes,

as well

as new home

construction.

However,
as home prices

have risen

at 10% –

20% over

the last year

and supply

shortages

of goods

and materials

are constraining

new home
construction,

this trend

may slow.

If this were

to occur, it would

be beneficial

for the Company’s

RMBS portfolio

as prepayments

related to
housing turnover

may decelerate.
Legislative

Response

and the

Fed

Congress

passed the

CARES Act

quickly in

response

to the pandemic’s

emergence

in the spring

of 2020

and followed

with additional
legislation

over the

ensuing months.

However, as certain

provisions

of the CARES

Act expired,

such as supplemental

unemployment
insurance

in July of

this year,

there appeared

to be a need

for additional

stimulus for

the economy

to deal with

the surge

in the pandemic
that occurred

as cold weather

set in, particularly

over the

Christmas

holiday.

As mentioned

above, the

Federal government

eventually
passed an

additional

stimulus

package in

late December

of 2020 and

again in March

of 2021.

In addition,

the Fed has

provided,

and
continues

to provide,

as much support

to the markets

and the economy

as it can

within the

constraints

of its mandate.

During the

third
quarter of

2020, the

Fed unveiled

a new monetary

policy framework

focused on

average inflation

rate targeting

that allows

the Fed Funds
rate to remain

quite low, even

if inflation

is expected

to temporarily

surpass the

2% target

level. Further,

the Fed has

indicated

that it will
look past

the presence

of very tight

labor markets,

should they

be present

at the time.

This marks

a significant

shift from

their prior

policy
framework,

which was

focused on

the unemployment

rate as a

key indicator

of impending

inflation.

Adherence

to this policy

could steepen
the U.S.

Treasury curve

as short-term

rates could

remain low

for a considerable

period but

longer-term

rates could

rise given

the Fed’s
intention

to let inflation

potentially

run above

2% in the

future as

the economy

more fully

recovers.

The response

of U.S.

Treasury rates
appeared

to follow

this pattern

precisely

during the

first quarter

of 2021,

but have

since reversed

since early

in the second

quarter

2021.
Interest

Rates
Interest

rates across

the U.S.

Treasury curve

and U.S.

dollar swap

curve were

little changed

during the

third quarter

of 2021.

The
only notable

development

within the

rates complex

was the slight

flattening

of both curves

between the

five-

and 30-year

points as

the
market anticipates

the eventual

tapering

of asset purchases

beginning

in the fourth

quarter of

2021 and

increases

to the Fed

funds rate

in
either the

second half

of 2022 or

early 2023.
As described

above, the

COVID virus

has dominated

economic

activity, since

March 2020,

with the

Delta variant

in particular
becoming dominant

during the

third quarter

of 2021.

However, the FOMC

and the Fed

chairman have

looked through

the effects

of the
pandemic and

see the impact

fading.

At the November

FOMC meeting,

the Fed announced

they would

commence the

tapering

of their
asset purchases

beginning

in November.

The pace

of the tapering

will be $10

billion of

treasury

securities

per month

and $5 billion

of
Agency MBS

per month.

The Fed stated

the pace

of tapering

could be adjusted

if economic

conditions

warranted.

The Fed indicated

that
absent an

adjustment

to the pace

of the tapering

of their

asset purchases

they would

likely complete

the tapering

by mid next

year.

At the
conclusion

of the Fed’s

September

FOMC meeting

the

Fed released

their summary

of economic

projections,

or “Dot

Plot” as

it is known.

As was the

case with

the June

FOMC Dot

Plot, the

Dot Plot

indicated FOMC

members anticipated

increasing

the Fed Funds

rate sooner
and by a larger

amount than

the market

anticipated.

Nine of the

eighteen FOMC

members,

as evidenced

by the Dot

Plot released

in
September, expect

the Fed to

increase the

funds rate

at least once

in 2022.

This surprised

the market,

and the market

pricing of

forward
short-term

rates quickly

adjusted

to reflect

these expectations.

As the fourth

quarter has

unfolded and

inflationary

pressures

have continued

to build,

market pricing

of forward

short-term

rates have
continued

to reflect

additional

increases

to the Fed

Funds rate.

Further, as inflation

persists at

higher levels

and continues

to challenge

the
Fed’s assertion

that it will

prove transitory,

longer maturity

rates have

moved higher

so far in

the fourth

quarter.

The Agency

RMBS Market
Performance

for the Agency

RMBS market

for the third

quarter was

a modest

0.01%, generally

in-line with

most other

asset classes.

The excess

return to

comparable

duration

U.S. Treasuries

and swaps

for the Agency

RMBS sub-index

was 0.1%

for both

for the quarter.

Within the

Agency RMBS

sector, higher

coupon fixed

rate securities

outperformed

lower coupons,

specifically

the coupon

currently

in
widespread

production.

Total returns for

the third

quarter for

2.0% and 2.5%

securities

were -0.4%

and 0.00%,

respectively.

For 3.0%

and
3.5% coupons

the returns

were 0.6%

and 0.5%,

respectively.

Thirty-year

and fifteen-year

securities

both returned

0.1% for

the quarter. As
mentioned

above, the

Fed announced

they will

begin to

taper their

asset purchases

in November

and, absent

an adjustment

in the pace

of
their tapering,

which could

occur if

economic conditions

warrant,

conclude the

$40 billion

per month

purchases

of Agency

RMBS assets

by
mid-2022. Given

the length

of time

the Fed has

been supporting

the Agency

RMBS market,

coupled with

banks that

are flush

with deposits
that need

to be invested,

price levels

in the Agency

RMBS market

were quite

rich prior

to this development,

especially

the coupons

the
Fed routinely

purchases,

which have

been the

2.0% and

2.5% coupons

predominantly. These

factors are

what drove

the relative
underperformance

of these

two coupons

for the quarter

and has continued

to do so

into the

fourth quarter.
The second

driver of

Agency RMBS

performance,

both for

the third

quarter of

2021 and

beyond, is,

as always,

the level

of
prepayments.

With interest

rates relatively

steady during

the third

quarter and,

after such

a prolonged

period of

low interest

rates
prepayment

speeds on

higher coupon,

premium priced

securities

were expected

to eventually

slow.

This appears

to be finally

happening,
as evidenced

by the August

and September

prepayment

reports,

released in

September

and October, respectively.

As interest

rates have
moved higher

so far in

the fourth

quarter these

coupons have

been impacted

further quarter

to date.
Recent Legislative

and Regulatory

Developments
The Fed conducted

large scale

overnight

repo operations

from late

2019 until

July 2020

to address

disruptions

in the U.S.

Treasury,
Agency debt

and Agency

MBS financing

markets. These

operations

ceased in

July 2020

after the

central bank

successfully

tamed volatile
funding costs

that had

threatened

to cause disruption

across the

financial

system.

The Fed has

taken a number

of other

actions to

stabilize

markets as

a result

of the impacts

of the COVID-19

pandemic.

In March of
2020, the

Fed announced

a $700 billion

asset purchase

program

to provide

liquidity

to the U.S.

Treasury and

Agency RMBS

markets. The
Fed also lowered

the Fed Funds

rate to a

range of

0.0% – 0.25%,

after having

already

lowered the

Fed Funds

rate by 50

bps earlier

in the
month. Later

that same

month the

Fed announced

a program

to acquire

U.S. Treasuries

and Agency

RMBS in

the amounts

needed to
support smooth

market functioning.

With these

purchases,

market conditions

improved substantially.

Currently, the

Fed is committed

to
purchasing

$80 billion

of U.S.

Treasuries and

$40 billion

of Agency

RMBS each

month. Chairman

Powell and

the Fed have

reiterated

their
commitment

to this level

of asset

purchases

at every

meeting

since their

meeting on

June 30,

2020. However,

at the November

2021
meeting, the

Fed concluded

that substantial

further progress

towards their

dual mandate

had been

met and they

will begin

to taper

their
asset purchases

in November.

They further

stated that

the pace

of the tapering

could be adjusted

if economic

conditions

warranted,

but
otherwise

would conclude

the tapering

in mid-2022.

The Fed has

taken various

other steps

to support

certain other

fixed income

markets,
to support

mortgage

servicers

and to implement

various portions

of the Coronavirus

Aid, Relief,

and Economic

Security

(“CARES”)

Act.
The CARES

Act was passed

by Congress

and signed

into law

on March 27,

2020.

This over

$2 trillion

COVID-19

relief bill,

among
other things,

provided

for direct

payments to

each American

making up

to $75,000

a year, increased

unemployment

benefits

for up to

four
months (on

top of state

benefits),

funding to

hospitals

and health

providers,

loans and

investments

to businesses,

states and

municipalities
and grants

to the airline

industry. On April

24, 2020,

President

Trump signed

an additional

funding

bill into

law that

provided

an additional
$484 billion

of funding

to individuals,

small businesses,

hospitals,

health care

providers

and additional

coronavirus

testing efforts.

Various
provisions

of the CARES

Act began

to expire

in July 2020,

including

a moratorium

on evictions,

expanded unemployment

benefits,

and a
moratorium

on foreclosures.

On August

8, 2020,

President

Trump issued Executive

Order 13945,

directing

the Department

of Health

and
Human Services,

the Centers

for Disease

Control and

Prevention

(“CDC”),

the Department

of Housing

and Urban

Development,

and
Department

of the Treasury

to take measures

to temporarily

halt residential

evictions

and foreclosures,

including through

temporary
financial

assistance.

On December

27, 2020,

an additional

$900 billion

coronavirus

aid package

was signed

into law

as part of

the Consolidated
Appropriations

Act of 2021,

providing for

extensions

of many of

the CARES

Act policies

and programs

as well as

additional

relief.

The
package provided

for, among other

things, direct

payments to

most Americans

with a gross

income of

less than

$75,000 a

year, extension
of unemployment

benefits through

March 14,

2021, funding

for procurement

of vaccines

and health

providers,

loans to qualified
businesses,

funding for

rental assistance

and funding

for schools.

On January

29, 2021,

the CDC

issued guidance

extending

eviction
moratoriums

for covered

persons

through March

31, 2021,

which was

extended to

July 31, 2021.

On August

26, 2021,

the U.S.

Supreme
Court issued

a decision

ending the

CDC eviction

moratorium.

In addition,

on February

9, 2021,

the FHFA announced

that the foreclosure
moratorium

begun under

the CARES

Act for loans

backed by

Fannie Mae

and Freddie

Mac and

the eviction

moratorium

for real

estate
owned by

Fannie Mae

and Freddie

Mac were

extended

until March

31, 2021,

which was

further extended

through September

30, 2021.
On July 30,

2021, the

FHA announced

an extension

of the eviction

moratorium

through September

30, 2021

for foreclosed

borrowers

and
other occupants

and noted

the expiration

of the foreclosure

moratorium

on July 31,

2021.
On March 11, 2021,

the $1.9

trillion American

Rescue Plan

Act of 2021

was signed

into law.

This stimulus

program furthered

the
Federal government’s

efforts to

stabilize the

economy and

provide

assistance

to sectors

of the population

still suffering

from the

various
physical and

economic

effects of

the pandemic.
On September

30, 2019,

the FHFA announced

that Fannie

Mae and Freddie

Mac were

allowed to

increase their

capital buffers

to $25
billion and

$20 billion,

respectively,

from the

prior limit

of $3 billion

each.

On June 30,

2020, the

FHFA released

a proposed

rule on a

new
regulatory

framework

for the GSEs

which seeks

to implement

both a risk-based

capital framework

and minimum

leverage

capital
requirements.

The final

rule on the

new capital

framework

for the GSEs

was published

in the federal

register in

December

2020.

On
January 14,

2021, the

U.S. Treasury

and the FHFA

executed letter

agreements

allowing

the GSEs

to continue

to retain

capital up

to their
regulatory

minimums,

including

buffers, as

prescribed

in the December

rule.

These letter

agreements

provide, in

part, (i)

there will

be no
exit from conservatorship

until all

material litigation

is settled

and the GSE

has common

equity Tier

1 capital

of at least

3% of its

assets, (ii)
the GSEs

will comply

with the

FHFA’s regulatory capital

framework,

(iii) higher-risk

single-family

mortgage

acquisitions

will be

restricted

to
current levels,

and (iv)

the U.S.

Treasury and

the FHFA will

establish

a timeline

and process

for future

GSE reform.

However, no definitive
proposals

or legislation

have been

released or

enacted with

respect to

ending the

conservatorship,

unwinding

the GSEs,

or materially
reducing the

roles of

the GSEs

in the U.S.

mortgage

market. On

June 23, 2021,

President

Biden removed

the director

of the FHFA

and
appointed

an acting

director. On

September

14, 2021,

the FHFA suspended

certain provisions

added to

the letter

agreements

on January
14, 2021,

including

limits on

the enterprises'

cash windows,

multifamily

lending, loans

with higher

risk characteristics,

and second

homes
and investment

properties.

The enterprises

will continue

to build

capital under

the continuing

provisions

of the letter

agreements.

Additionally, the

FHFA is reviewing

the enterprise

regulatory

capital framework

and expects

to announce

further action

in the near

future.
In 2017,

policymakers

announced

that LIBOR

will be replaced

by December

31, 2021.

The directive

was spurred

by the fact

that
banks are

uncomfortable

contributing

to the LIBOR

panel given

the shortage

of underlying

transactions

on which

to base levels

and the
liability associated

with submitting

an unfounded

level. The

ICE Benchmark

Administration,

in its capacity

as administrator

of USD LIBOR,
has confirmed

that it will

cease publication

of (i) the

one-week and

two-month

USD LIBOR

settings immediately

following

the LIBOR
publication

on December

31, 2021,

and (ii) the

overnight

and one,

three, six

and 12-month

USD LIBOR

settings immediately

following

the
LIBOR publication

on June 30,

2023. A joint

statement

by key regulatory

authorities

calls on banks

to cease

entering

into new

contracts
that use USD

LIBOR as a

reference

rate by no

later than

December

31, 2021.

The Alternative

Reference

Rates Committee,

a steering
committee

comprised

of large

U.S. financial

institutions,

has proposed

replacing

USD-LIBOR

with a new

SOFR, a rate

based on U.S.

repo
trading.

Many banks

believe that

it may take

four to five

years to

complete the

transition

to SOFR,

for certain,

despite the

2021 deadline.
We will monitor

the emergence

of this new

rate carefully

as it will

potentially

become the

new benchmark

for hedges

and a range

of
interest rate

investments.

At this time,

however, no consensus

exists as

to what rate

or rates

may become

accepted alternatives

to LIBOR.
Effective January

1, 2021,

Fannie Mae,

in alignment

with Freddie

Mac, will

extend the

timeframe

for its delinquent

loan buyout

policy
for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and

Mortgage-Backed

Securities

(MBS) from

four consecutively

missed
monthly payments

to twenty-four

consecutively

missed monthly

payments (i.e.,

24 months

past due).

This new

timeframe

will apply

to

outstanding

single-family

pools and

newly issued

single-family

pools and

was first

reflected

when January

2021 factors

were released

on
the fourth

business day

in February

2021.

For Agency

RMBS investors,

when a delinquent

loan is bought

out of a

pool of mortgage

loans, the

removal of

the loan

from the

pool
is the same

as a total

prepayment

of the loan.

The respective

GSEs currently

anticipate,

however, that

delinquent

loans will

be
repurchased

in most cases

before the

24-month deadline

under one

of the following

exceptions

listed below.
•

a loan that

is paid in

full, or

where the

related lien

is released

and/or the

note debt

is satisfied

or forgiven;
•

a loan repurchased

by a seller/servicer

under applicable

selling

and servicing

requirements;
•

a loan entering

a permanent

modification,

which generally

requires

it to be

removed from

the MBS.

During any

modification

trial
period, the

loan will

remain in

the MBS until

the trial

period ends;
•

a loan subject

to a short

sale or deed-in-lieu

of foreclosure;

or
•

a loan referred

to foreclosure.
Because of

these exceptions,

the GSEs

currently

believe based

on prevailing

assumptions

and market

conditions

this change

will
have only

a marginal

impact on

prepayment

speeds, in

aggregate.

Cohort level

impacts may

vary. For example,

more than

half of loans
referred

to foreclosure

are historically

referred

within six

months of

delinquency. The

degree to

which speeds

are affected

depends on
delinquency

levels, borrower

response, and

referral

to foreclosure

timelines.
The scope

and nature

of the actions

the U.S.

government

or the Fed

will ultimately

undertake

are unknown

and will

continue to
evolve, especially

in light of

the COVID-19

pandemic,

President Biden’s

new administration

and the new

Congress

in the United

States.
Effect on Us
Regulatory

developments,

movements

in interest

rates and

prepayment

rates affect

us in many

ways, including

the following:
Effects on

our Assets
A change

in or elimination

of the guarantee

structure

of Agency

RMBS may

increase our

costs (if,

for example,

guarantee

fees
increase)

or require

us to change

our investment

strategy

altogether.

For example,

the elimination

of the guarantee

structure

of Agency
RMBS may

cause us to

change our

investment

strategy

to focus

on non-Agency

RMBS, which

in turn would

require us

to significantly
increase our

monitoring

of the credit

risks of our

investments

in addition

to interest

rate and

prepayment

risks.
Lower long-term

interest

rates can affect

the value

of our Agency

RMBS in

a number

of ways. If

prepayment

rates are

relatively

low
(due, in

part, to

the refinancing

problems described

above), lower

long-term

interest

rates can

increase the

value of higher-coupon

Agency
RMBS. This

is because

investors

typically place

a premium

on assets

with yields

that are

higher than

market yields.

Although

lower long-
term interest

rates may

increase

asset values

in our portfolio,

we may not

be able to

invest new

funds in similarly-yielding

assets.
If prepayment

levels increase,

the value

of our Agency

RMBS affected

by such prepayments

may decline.

This is because

a principal
prepayment

accelerates

the effective

term of an

Agency RMBS,

which would

shorten the

period during

which an

investor would

receive
above-market

returns (assuming

the yield

on the prepaid

asset is

higher than

market yields).

Also, prepayment

proceeds

may not

be able
to be reinvested

in similar-yielding

assets. Agency

RMBS backed

by mortgages

with high

interest

rates are

more susceptible

to
prepayment

risk because

holders

of those mortgages

are most

likely to

refinance

to a lower

rate. IOs

and IIOs,

however, may

be the types
of Agency

RMBS most

sensitive

to increased

prepayment

rates. Because

the holder

of an IO

or IIO receives

no principal

payments,

the
values of

IOs and IIOs

are entirely

dependent

on the existence

of a principal

balance on

the underlying

mortgages.

If the principal

balance
is eliminated

due to prepayment,

IOs and IIOs

essentially

become worthless.

Although

increased

prepayment

rates can

negatively

affect
the value

of our IOs

and IIOs,

they have

the opposite

effect on

POs. Because

POs act like

zero-coupon

bonds, meaning

they are
purchased

at a discount

to their

par value

and have

an effective

interest rate

based on

the discount

and the term

of the underlying

loan, an

increase in

prepayment

rates would

reduce the

effective term

of our POs

and accelerate

the yields

earned on

those assets,

which would
increase our

net income.
Higher long-term

rates can

also affect

the value

of our Agency

RMBS.

As long-term

rates rise,

rates available

to borrowers

also rise.

This tends

to cause prepayment

activity to

slow and

extend the

expected average

life of mortgage

cash flows.

As the expected

average
life of the

mortgage

cash flows

increases,

coupled with

higher discount

rates, the

value of Agency

RMBS declines.

Some of the
instruments

the Company

uses to hedge

our Agency

RMBS assets,

such as interest

rate futures,

swaps and

swaptions,

are stable
average

life instruments.

This means

that to the

extent we

use such instruments

to hedge

our Agency

RMBS assets,

our hedges

may not
adequately

protect us

from price

declines,

and therefore

may negatively

impact our

book value.

It is for

this reason

we use interest

only
securities

in our portfolio.

As interest

rates rise,

the expected

average life

of these

securities

increases,

causing generally

positive

price
movements

as the number

and size

of the cash

flows increase

the longer

the underlying

mortgages

remain outstanding.

This makes
interest only

securities

desirable

hedge instruments

for pass-through

Agency RMBS.

As described

above, the

Agency RMBS

market began

to experience

severe dislocations

in mid-March

2020 as a

result of

the
economic,

health and

market

turmoil

brought about

by COVID-19.

In March of

2020, the

Fed announced

that it would

purchase

Agency
RMBS and

U.S. Treasuries

in the amounts

needed to

support smooth

market functioning,

which largely

stabilized

the Agency

RMBS
market, a

commitment

it reaffirmed

at all subsequent

Fed meetings.

At the November

2021 meeting,

the Fed concluded

that the

economy
had progressed

to the point

that they

could begin

the process

of tapering

their asset

purchases.

Beginning

in November,

the Fed will
reduce their

purchases of

treasury

securities

by $10 billion

per month

and their

purchases

of Agency

MBS by $5

billion per

month.

At this
rate they

will completely

eliminate

the current

level of purchases

by mid-2022

although

the Fed

did state

that if economic

conditions
warranted,

they could

alter the

pace of the

tapering

accordingly.

The reduction

of the Fed’s

purchases

of Agency

RMBS could

negatively
impact our

investment

portfolio.

Further, the

moratoriums

on foreclosures

described

above will

likely delay

potential

defaults on

loans that
would otherwise

be bought

out of Agency

MBS pools

as described

above.

Depending

on the ultimate

resolution

of the foreclosures,

when
and if it

occurs, these

loans may

be removed

from the

pool into

which they

were securitized.

If this were

to occur, it would

have the effect
of delaying

a prepayment

on the Company’s

securities

until such

time. As

the majority

of the Company’s

Agency RMBS

assets were
acquired at

a premium

to par, this will

tend to increase

the realized

yield on the

asset in question.
Because we

base our

investment

decisions on

risk management

principles

rather than

anticipated

movements

in interest

rates, in

a
volatile interest

rate environment

we may allocate

more capital

to structured

Agency RMBS

with shorter

durations.

We believe

these
securities

have a lower

sensitivity

to changes

in long-term

interest

rates than

other asset

classes.

We may attempt

to mitigate

our
exposure to

changes in

long-term

interest rates

by investing

in IOs and

IIOs, which

typically

have different

sensitivities

to changes

in long-
term interest

rates than

PT RMBS,

particularly

PT RMBS backed

by fixed-rate

mortgages.
Effects on

our borrowing

costs
We leverage

our PT RMBS

portfolio and

a portion

of our structured

Agency RMBS

with principal

balances through

the use of

short-
term repurchase

agreement

transactions.

The interest

rates on

our debt

are determined

by the short

term interest

rate markets.

An
increase in

the Fed Funds

rate or LIBOR

would increase

our borrowing

costs, which

could affect

our interest

rate spread

if there

is no
corresponding

increase in

the interest

we earn on

our assets.

This would

be most prevalent

with respect

to our Agency

RMBS backed

by
fixed rate

mortgage

loans because

the interest

rate on a

fixed-rate

mortgage

loan does

not change

even though

market rates

may change.
In order

to protect

our net interest

margin against

increases

in short-term

interest

rates, we

may enter into

interest

rate swaps,

which
economically

convert our

floating-rate

repurchase

agreement

debt to fixed-rate

debt, or

utilize other

hedging instruments

such as
Eurodollar, Fed

Funds and

T-Note futures

contracts

or interest

rate swaptions.
Summary

Once again

COVID-19

dominated

economic activity

this quarter.

However, we may

be at a crossroads

as the effects

of the Delta
variant appear

to be waning

and the number

of people

with either

a vaccination

and/or prior

infections

of the virus

grow.

Pandemic

related
relief measures

such as supplemental

unemployment

insurance

payments and

foreclosure

moratoriums

have lapsed.

Hopefully

the
combination

of all of

these factors

will lead

to surging

job growth

and act to

quickly lessen

the severe

supply shortage

of goods

and labor.

This in turn

should slow

the stubbornly

high inflation

the economy

has suffered.

If these

events come

to pass, the

economy appears

to be
positioned

to perform

very well.

The Fed views

this outcome

as likely

and will

commence

a tapering

of their

asset purchases

in November
as they slowly

remove the

considerable

accommodation

they have

provided the

market since

the onset

of the pandemic.

Conversely, if
these events

do not unfold

and the

supply shortages

of goods

and labor

remain, the

economy will

likely continue

to suffer from

elevated
levels of

inflation.

Under this

scenario

the path

of economic

growth

is less certain,

and the path

of monetary

policy could

prove to

be quite
challenging

for the Fed.

The performance

of the Agency

RMBS market

was very

modest in

absolute returns,

at 0.0% and

0.1% versus

comparable

duration
interest rates

and swaps.

Performance

for the sector

was generally

in line with

other sectors

of the fixed

income markets.

Within the
Agency RMBS

universe,

performance

was skewed

towards higher

coupons and

away from

lower coupons

that comprise

the bulk of

recent
production

and Fed purchases.

This has continued

into the

fourth quarter,

in large

part because

at the November

FOMC meeting

the Fed
stated they

will begin

to taper

their asset

purchases

and likely

conclude the

process in

mid-2022.

Prepayment

speeds, particularly

on high
coupon securities,

have moderated

and are likely

to do so

even more

with rates

higher so

far in the

fourth quarter

and the typical

seasonal
slow down

as we approach

the winter

months.
Critical Accounting Estimates
Our consolidated

financial

statements

are prepared

in accordance

with GAAP.

GAAP requires

our management

to make some
complex and

subjective

decisions

and assessments.

Our most

critical accounting

policies involve

decisions

and assessments

which could
significantly

affect reported

assets,

liabilities,

revenues

and expenses,
and these

decisions

and assessments

can change

significantly
each reporting

period.

There have

been no changes

to the processes

used to determine

our critical

accounting

estimates

as discussed

in
our annual

report on

Form 10-K

for the year

ended December

31, 2020.
Capital Expenditures
At September 30, 2021, we had no material commitments for capital expenditures.
Off-Balance Sheet Arrangements

At September 30, 2021, we did not have any off-balance sheet arrangements.
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

No
provision or accrual has been recorded as of September 30, 2021 related to the Citigroup demand.
We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.
ITEM 1A.

RISK FACTORS.
There have

been no material

changes to the

risk factors

disclosed

in our Annual

Report on Form

10-K for the

year ended
December 31,

2020, filed

with the SEC

on March 15,

2021.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In July 2021,

the Company

completed

a “modified

Dutch auction”

tender offer

and paid an

aggregate of

$1.6 million,
including fees

and related

expenses,

to repurchase

812,879 shares

of Bimini

Capital’s Class

A common stock

at a price

of
$1.93 per share.

The tender

offer was announced

on May 27,

2021.
On March 26,

2018, the Board

of Directors

of the Company

(the “Board”)

approved a Stock

Repurchase

Plan (the

“2018
Repurchase

Plan”).

Pursuant to

the 2018 Repurchase

Plan, the

Company could

purchase up

to 500,000

shares of

its Class

A
Common Stock

from time

to time, subject

to certain

limitations

imposed by

Rule 10b-18

of the Securities

Exchange Act

of
1934.

The 2018 Repurchase

Plan was terminated

on September

16, 2021.

On September

16, 2021, the

Board authorized

a share repurchase

plan pursuant

to Rule 10b5-1

of the Securities
Exchange Act

of 1934 (the

“2021 Repurchase

Plan”). Pursuant

to the 2021

Repurchase

Plan, the Company

may purchase
shares of its

Class A Common

Stock from

time to time

for an aggregate

purchase price

not to exceed

$2.5 million.

The table below

presents the

Company’s share

repurchase activity

for the three

months ended

September 30,

2021.
Shares Purchased Maximum Number
Total Number Weighted-Average as Part of Publicly of Shares or Approximate
Dollar Amount of Shares
That May Yet be
of Shares Price Paid Announced Repurchased Under
Repurchased Per Share Programs the Authorization
July 1, 2021 - July 31, 2021 812,879 $ 1.93 - 429,596
August 1, 2021 - August 31, 2021 - - - 429,596
September 1, 2021 - September 30, 2021 1,195 1.92 1,195 $ 2,500,000
Totals / Weighted Average 814,074 $ 1.93 1,195 2,500,000
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

November 9, 2021
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer
Date:

November 9, 2021
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)