Form 10-K
period 2021-12-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2022-03-11
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒
ANNUAL REPORT PURSUANT TO SECTION

13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
December 31, 2021
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
☒

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

Yes
☐

No
☒

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2021:
Title of each Class Shares held by non-affiliates
Aggregate market value held
by non-affiliates
Class A Common Stock, $0.001 par value 7,457,553 $
13,000,000

(a)
Class B Common Stock, $0.001 par value 20,760 $
1,000

(b)
Class C Common Stock, $0.001 par value 31,938 $
1,500

(b)
(a) The aggregate market value was calculated by using the last sale price of the Class A Common Stock as of June 30, 2021.
(b)
The market value of the Class B and Class C Common Stock is an estimate based on their initial purchase price.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value March 11, 2022
10,531,772
Class B Common Stock, $0.001 par value March 11, 2022
31,938
Class C Common Stock, $0.001 par value March 11, 2022
31,938
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the

Registrant’s definitive

Proxy Statement for

its 2022 Annual

Meeting of Stockholders

of the Registrant

are incorporated by

reference
into Part III of this Annual Report on Form 10-K (this “Report”).

BIMINI CAPITAL MANAGEMENT, INC.

INDEX
PART I
ITEM 1. Business 1
ITEM 1A.

Risk Factors
10
ITEM 1B.

Unresolved

Staff Comments
33
ITEM 2. Properties 33
ITEM 3. Legal

Proceedings
33
ITEM 4. Mine

Safety Disclosures
34
PART II
ITEM 5. Market

for Registrant's

Common Equity,

Related Stockholder

Matters and

Issuer Purchases

of Equity
Securities 35
ITEM 6. [Reserved] 36
ITEM 7. Management's

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
37
ITEM 7A.

Quantitative

and Qualitative

Disclosures

About Market

Risk
61
ITEM 8. Financial

Statements

and Supplementary

Data
62
ITEM 9. Changes

in and Disagreements

With Accountants

on Accounting

and Financial

Disclosure
89
ITEM 9A.

Controls

and Procedures
89
ITEM 9B.

Other Information
90
ITEM 9C.

Disclosure

Regarding

Foreign Jurisdictions

the Prevent

Inspections
90
PART III
ITEM 10.

Directors,

Executive

Officers and

Corporate

Governance
91
ITEM 11. Executive

Compensation
91
ITEM 12.

Security

Ownership

of Certain

Beneficial

Owners and

Management

and Related

Stockholder

Matters
91
ITEM 13.

Certain Relationships

and Related

Transactions,

and Director

Independence
91
ITEM 14.

Principal

Accountant

Fees and

Services
91
PART IV
ITEM 15.

Exhibits and

Financial

Statement

Schedules
92
ITEM 16.

Form 10-K

Summary
93

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Report that are subject to risks and uncertainties. These forward-looking statements
include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans
and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,”

“intend,” “should,” “may,” “plans,” “projects,” “will,”
or similar expressions, or the negative of these words, we intend to identify forward-looking statements. Statements regarding the
following subjects are forward-looking by their nature:

● our business and investment strategy;
●
our expected operating results;
● our ability to acquire investments on attractive terms;
●
the effect of changing interest rates on inflation, unemployment and mortgage supply and demand;
●
the effect of prepayment rates on the value of our assets;
● our ability to access the capital markets;
● our ability to obtain future financing arrangements;
●
our ability to successfully hedge the interest rate risk and prepayment risk associated with our portfolio;
●
the federal conservatorship of the Federal National Mortgage Association

(“Fannie Mae”) and the Federal Home Loan
Mortgage Corporation (“Freddie Mac”) and related efforts, along with any changes in laws and regulations affecting the
relationship between Fannie Mae and Freddie Mac and the U.S. government;
●
the impact of inflation on general economic conditions and monetary policy;
● market trends;
● our understanding of our competition and our ability to compete effectively;
● our ability to quantify risk based on historical experience;
●
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
●
our ability to maintain our exemption from the obligation to register under the Investment

Company Act of 1940, as amended
(the “Investment Company Act”);
●
the effect of actual or proposed actions of the U.S. Federal Reserve (the “Fed”), the Federal

Housing Finance Agency (the
“FHFA”), the Federal Open Market Committee (the “FOMC”) and the U.S. Treasury with respect to monetary policy or interest rates;
●
the ongoing effect of the coronavirus (COVID-19) pandemic and the potential future outbreak of other highly infectious or
contagious diseases on the Agency MBS market and on our results of future operations, financial position, and liquidity;
●
geo-political events, such as the crisis in Ukraine, government responses to such events and the related impact on the
economy both nationally and internationally;
● expected capital expenditures;
●
the impact of technology on our operations and business, and
●
the eventual phase-out of the London Interbank Offered Rate (“LIBOR”) index, transition from

LIBOR to an alternative
reference rate and the impact on our LIBOR sensitive assets, liabilities and funding hedges
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into
account all information currently available to us. You should not place undue reliance on these forward-looking statements.

These
beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us.
Some of these factors are described under the caption ‘‘Risk Factors’’ in this Report and any subsequent

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

PART I
ITEM 1. BUSINESS
Overview
Bimini Capital Management, Inc., a Maryland corporation (“Bimini Capital”

and, collectively with its subsidiaries, the “Company,”
“we”, “us” or “our”) is a specialty finance company that operates in two business segments: investing in mortgage-backed securities
(“MBS”) and Orchid Island Capital, Inc. (“Orchid”) common stock in our own portfolio, and serving as the external manager of Orchid
which also invests in MBS.

In both cases, the principal and interest payments of these MBS are guaranteed by Fannie Mae, Freddie
Mac or the Government National Mortgage Association (“Ginnie Mae” and,

collectively with Fannie Mae and Freddie Mac, “GSEs”) and
are backed primarily by single-family residential mortgage loans. We refer to these types of

MBS as “Agency MBS.” The investment
strategy focuses on, and the portfolios consist of, two categories of Agency

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

Bimini Advisors receives a monthly management fee in the amount of:
● One-twelfth of 1.5% of the first $250 million of the Orchid’s equity, as defined in the management agreement,
●
One-twelfth of 1.25% of the Orchid’s equity that is greater than $250 million and less than or equal to $500 million, and
● One-twelfth of 1.00% of the Orchid’s equity that is greater than $500 million.
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

MBS. We seek to generate income from (i)
the net interest margin on the leveraged pass-through Agency MBS portfolio and the leveraged portion of the structured Agency MBS
portfolio, and (ii) the interest income we generate from the unleveraged portion of the structured Agency MBS portfolio. We also seek to
minimize the volatility of both the net asset value of, and income from, the portfolio through a process which emphasizes capital
allocation, asset selection, liquidity and active interest rate risk management. In addition,

we also hold an investment, and earn
dividends, on Orchid common stock.
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

A key feature of most mortgage loans is the ability of the borrower to repay principal earlier than scheduled. This is called a
prepayment. Prepayments arise primarily due to sale of the underlying property, refinancing, foreclosure or accelerated amortization by
the borrower. Prepayments result in a return of principal to pass-through certificate holders. This may result in a lower or higher rate of
return upon reinvestment of principal. This is generally referred to as prepayment uncertainty. If a security purchased at a premium
prepays at a higher-than-expected rate, then the value of the premium would be eroded at a faster-than-expected rate. Similarly, if a
discount mortgage prepays at a lower-than-expected rate, the amortization towards par would be accumulated at a slower-than-
expected rate. The possibility of these undesirable effects is sometimes referred to as “prepayment risk.”

In general, declining interest rates tend to increase prepayments, and rising interest rates tend to slow prepayments. Like other fixed-
income securities, when interest rates rise, the value of Agency MBS generally declines.

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

● Fixed-Rate Mortgages .

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
●
ARMs
. ARMs are mortgages for which the borrower pays an interest rate that varies over the term of the loan. The interest
rate usually resets based on market interest rates, although the adjustment of such an interest rate may be subject to certain
limitations. Traditionally, interest rate resets occur at regular intervals (for example, once per year). We refer to such ARMs as
“traditional” ARMs. Because the interest rates on ARMs fluctuate based on market conditions, ARMs tend to have interest
rates that do not deviate from current market rates by a large amount. This in turn can mean that ARMs have less price
sensitivity to interest rates and, consequently, are less likely to experience significant price volatility.
● Hybrid Adjustable-Rate Mortgages .

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
Collateralized Mortgage Obligation MBS
CMOs are a type of MBS the principal and interest of which are paid, in most cases, on a monthly basis. CMOs may be collateralized
by whole mortgage loans, but are more typically collateralized by pools of mortgage pass-through securities issued directly by or under
the auspices of Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different
stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class. Investors holding the longer maturity classes receive principal only after the first class has been retired. Generally,

fixed-rate
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

● IOs
. IOs represent the stream of interest payments on a pool of mortgages,

either fixed-rate mortgages or hybrid ARMs.
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
●
IIOs
. IIOs represent the stream of interest payments on a pool of mortgages that underlie MBS, either fixed-rate mortgages or
hybrid ARMs. Holders of IIOs have no claim to any principal payments. The value of IIOs depends primarily on three factors,

which are prepayments, coupon interest rate (i.e. “LIBOR”),

and term interest rates. Prepayments on the underlying pool of mortgages reduce the stream of interest payments, making IIOs highly sensitive to prepayment rates. The coupon on IIOs is
derived from both the coupon interest rate on the underlying pool of mortgages and

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
●
POs
. POs represent the stream of principal payments on a pool of mortgages.

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

We do not
currently invest in other REIT common stock, but subject to certain limitations we are not prohibited from doing so in the future.
Our investment strategy consists of the following components:

●
investing in pass-through Agency MBS and certain structured Agency MBS on a leveraged basis to increase returns on the
capital allocated to this portfolio;

●
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

Agency MBS;

●
investing in Agency MBS in order to minimize credit risk;

● investing in REIT common stock, including Orchid;
●
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

Capital Allocation Strategy
The percentage of capital invested in each of our asset categories will vary and will be managed in an effort to maintain the level of income generated by the combined portfolios, the stability of that income stream and the stability of the value of the combined
portfolios. Typically, pass-through Agency MBS and structured Agency MBS exhibit materially different sensitivities to movements in interest rates. Declines in the value of one portfolio may be offset by appreciation in the other, although we cannot assure you that this
will be the case. Additionally, we will seek to maintain adequate liquidity as we allocate capital. The value of our investment in Orchid common stock typically fluctuates with Orchid’s book value, which is affected by the same factors that affect our MBS investments,
We allocate our capital to assist our interest rate risk management efforts. The unleveraged portfolio does not require unencumbered
cash or cash equivalents to be maintained in anticipation of possible margin calls. To the extent more capital is deployed in the unleveraged portfolio, our liquidity needs will generally be less.

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

rates.

Financing Strategy
We borrow against our pass-through Agency MBS and certain of our structured Agency

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
We may use other sources of leverage, such as secured or unsecured debt or issuances of preferred stock. We do not have a policy
limiting the amount of leverage we may incur. However, we generally expect that the ratio of our total liabilities compared to our equity, which we refer to as our leverage ratio, will not exceed 12 to 1 and will generally be less than 10 to 1. Our amount of leverage may vary
depending on market conditions and other factors that we deem relevant.
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
●
The relative durations of the respective portfolios — We generally seek to have a combined hedged duration at or near zero. If
our pass-through securities have a longer duration, we will allocate more capital to the structured security portfolio or hedges
to achieve a combined duration close to zero.
● The relative attractiveness of pass-through securities versus structured securities — To the extent we believe the expected returns of one type of security are higher than the other, we will allocate more capital to the more attractive securities, subject
to the caveat that its combined duration remains at or near zero and subject to maintaining our qualification for exemption
under the Investment Company Act.
●
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
Risk Management

We invest in Agency MBS and Orchid common stock to mitigate credit risk. Additionally, our Agency MBS, as well as Orchid’s, are backed by a diversified base of mortgage loans to mitigate geographic, loan originator and other types of concentration risks.

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

Agency MBS Backed by ARMs . We seek to minimize the differences between interest rate indices and interest rate adjustment periods of our Agency MBS backed by ARMs and related borrowings. At the time of funding,

we typically align (i) the underlying interest rate
index used to calculate interest rates for our Agency MBS backed by ARMs and the related borrowings and (ii) the interest rate
adjustment periods for our Agency MBS backed by ARMs and the interest rate adjustment periods for our related borrowings. As our
borrowings mature or are renewed, we may adjust the index used to calculate interest expense, the duration of the reset periods and
the maturities of our borrowings.

Agency MBS Backed by Fixed-Rate Mortgages . As interest rates rise, our borrowing costs increase; however, the income on our
Agency MBS backed by fixed-rate mortgages remains unchanged. We may seek to limit increases to our borrowing costs through the
use of interest rate swap or cap agreements, options, put or call agreements,

futures contracts, forward rate agreements or similar
financial instruments to economically convert our floating-rate borrowings into fixed-rate borrowings.

Agency MBS Backed by Hybrid ARMs
. During the fixed-rate period of our Agency MBS backed by hybrid ARMs,

the security is similar
to Agency MBS backed by fixed-rate mortgages. During this period, we may employ the same hedging strategy that we employ for our
Agency MBS backed by fixed-rate mortgages. Once our Agency MBS backed by hybrid ARMs convert to floating rate securities, we
may employ the same hedging strategy as we employ for our Agency MBS backed by ARMs.

Derivative Instruments.
We may enter into derivative instruments to economically hedge against the possibility that rising rates may
adversely impact the cost of our repurchase agreement liabilities.

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

Prepayment risk also affects our hedging activities
. When an Agency MBS backed by a fixed-rate mortgage or hybrid ARM is acquired
with borrowings, we may cap or fix our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related Agency MBS. If prepayment rates are different than our projections, the term of the related hedging instrument may not match
the fixed-rate portion of the security, which could cause us to incur losses.

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

●
Deploying capital from our leveraged Agency MBS portfolio to our unleveraged

Agency MBS portfolio;

●
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

●
Investing in REIT common stock; and

● Reducing our overall amount of leverage.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 8 full-time salaried employees,

none of whom are subject to a collective bargaining agreement. We provide a variety of benefit programs including a 401(k) plan and health, dental and other insurance. We believe our relationship with
our employees is excellent.
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
Available Information
Our investor relations website is https://ir.biminicapital.com
.

We make available on the website under "Financials/SEC filings," free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any other reports
(including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to
the SEC. Information on our website, however, is not part of this Report.

In addition, all of our filed reports can be obtained at the
SEC’s website at http://www.sec.gov.

ITEM 1A.

RISK FACTORS.
Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does
not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that
we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in
this Report and our other filings with the SEC, before making an investment decision regarding our common stock.
●
Increases in interest rates may negatively affect the value of our investments and increase the cost of our borrowings, which could
result in reduced earnings or losses.
●
An increase in interest rates may also cause a decrease in the volume of newly issued, or investor demand for, Agency MBS,
which could materially adversely affect our ability to acquire assets that satisfy our investment objectives and our business,
financial condition and results of operations.

●
Interest rate mismatches between our Agency MBS and our borrowings may reduce our net interest margin during periods of
changing interest rates, which could materially adversely affect our business, financial condition and results of operations.

●
Although structured Agency MBS are generally subject to the same risks as our pass-through Agency MBS, certain types of risks
may be enhanced depending on the type of structured Agency MBS in which we invest.
●
Differences in the stated maturity of our fixed rate assets, or in the timing of interest rate adjustments on our adjustable-rate
assets, and our borrowings may adversely affect our profitability.
●
New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac,

on the one hand, and the federal
government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency MBS.
●
Purchases and sales of Agency MBS by the Fed may adversely affect the price and return associated with Agency MBS
●
Changes in the levels of prepayments on the mortgages underlying our Agency MBS might decrease net interest income or result
in a net loss, which could materially adversely affect our business, financial condition and results of operations.
●
Interest rate caps on the ARMs and hybrid ARMs backing our Agency MBS may reduce our net interest margin during periods of
rising interest rates, which could materially adversely affect our business, financial condition and results of operations.
●
Failure to procure adequate repurchase agreement financing, or to renew or replace existing repurchase agreement financing as it
matures, could materially adversely affect our business, financial condition and results of operations.
●
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
●
Hedging against interest rate exposure may not completely insulate us from interest rate risk and could materially adversely affect
our business, financial condition and results of operations.
●
Our use of leverage could materially adversely affect our business, financial condition and results of operations.
●
We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our
portfolio. Such models and other data may be incorrect, misleading or incomplete,

which could cause us to purchase assets that
do not meet our expectations or to make asset management decisions that are not in line with our strategy.
●
Valuations of some of our assets are inherently uncertain, may be based on estimates, may fluctuate over short periods of time
and may differ from the values that would have been used if a ready market for these assets existed. As a result, the values of
some of our assets are uncertain.
●
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
●
We have issued long-term debt to fund our operations which can increase the volatility of our earnings and stockholders’ equity.

●
Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our
hedging instruments in the event of adverse economic developments.
●
We depend primarily on two individuals to operate our business, and the loss of one or both of such persons could materially
adversely affect our business, financial condition and results of operations.
●
We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments.

●
Loss of our exemption from regulation under the Investment Company Act would negatively affect the value of shares of our
common stock.
●
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional
regulation and compliance requirements and may result in fines and other penalties which could materially adversely affect our
business and financial condition.
●
Our ownership limitations and certain other provisions of applicable law and our charter and bylaws may restrict business
combination opportunities that would otherwise be favorable to our stockholders.
●
The termination of our management agreement with Orchid could significantly reduce our revenues.
●
We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the
global recessionary economic conditions will have on us.
●
Our investment in Orchid Island Capital, Inc. or other mortgage REIT common stock may fluctuate in value which may materially
adversely affect our business, financial condition and results of operations.
Risk Factors
You should carefully consider the risks described below and all other information contained in this Report, including our annual consolidated financial statements and related notes thereto, before making an investment decision regarding our common stock. Our
business, financial condition or results of operations could be harmed by any of these risks. Similarly, these risks could cause the
market price of our common stock to decline and you might lose all or part of your investment. Our forward-looking statements in this
Report are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our
forward-looking statements as a result of the risk factors below.

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
The Fed owned approximately $2.6 trillion of Agency MBS as of December 31,

2021. Although the Fed’s Agency RMBS holdings
nearly doubled as a result of its COVID-19 policy response, growing from $1.4 trillion in March of 2020 to $2.6 trillion in December of
2021, the minutes of the FOMC meeting in December of 2021 indicate that the Fed likely intends to begin reducing its Agency RMBS
holdings shortly after it begins to raise the federal funds rate.

On January 26, 2022, the FOMC reaffirmed its intention to phase out its net asset purchases by early March of 2022 and indicated that it would soon be appropriate to begin raising the federal funds rate.
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

MBS, might reduce the market value of our portfolio, which
might cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge additional collateral to re-
establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that
would trigger a margin call is not set in the master repurchase agreements and not determined until we engage in a repurchase
transaction under these agreements. Our fixed-rate Agency MBS generally are more susceptible to margin calls as increases in
interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our
lenders may foreclose on our collateral. The threat or occurrence of a margin call could force us to sell, either directly or through a
foreclosure, our Agency MBS under adverse market conditions. Because of the significant leverage we expect to have, we may incur
substantial losses upon the threat or occurrence of a margin call, which could materially adversely affect our business, financial
condition and results of operations. This risk is magnified given that the Company’s equity capital, particularly its tangible equity, is
relatively small.
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
●
hedging can be expensive, particularly during periods of rising and volatile interest rates;
●
available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●
the duration of the hedge may not match the duration of the related liability;
●
certain types of hedges may expose us to risk of loss beyond the fee paid to initiate the hedge;
●
the credit quality of the counterparty on the hedge may be downgraded to such an extent that it impairs our ability to sell
or assign our side of the hedging transaction; and
● the counterparty in the hedging transaction may default on its obligation to pay.
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to
properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our
interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed
strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in
losses if the event against which we hedge does not occur. These risks are magnified given that the Company’s equity capital, particularly its tangible equity, is relatively small.
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

Under normal market
conditions, we generally expect our leverage ratio to be less than 10 to 1, although at times our borrowings may be above or below this
level. We incur this indebtedness by borrowing against a substantial portion of the market value of our pass-through Agency MBS and
a portion of our structured Agency MBS. Our total indebtedness, however, is not expressly limited by our policies and will depend on
our prospective lenders’ estimates of the stability of our portfolio’s cash flow. As a result, there is no limit on the amount of leverage that
we may incur. We face the risk that we might not be able to meet our debt service obligations or a lender’s margin requirements from
our income and, to the extent we cannot, we might be forced to liquidate some of our

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

This difference (or discount) is referred to as the "price
drop." The price drop is the economic equivalent of net interest income earned from carrying the underlying Agency MBS over the roll
period (interest income less implied financing cost). Consequently, TBA dollar roll transactions and such forward purchases of Agency
MBS represent a form of off-balance sheet financing and increase our "at risk" leverage.
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
Volatile market conditions for mortgages and mortgage-related assets as well as the broader financial markets can result in a
significant contraction in liquidity for mortgages and mortgage-related assets, which may adversely affect the value of the assets in
which we invest.
Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets,
including Agency RMBS, as well as the broader financial markets and the economy generally.
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the
forced sale of large quantities of mortgage-related and other financial assets.

Concerns over economic recession, geopolitical issues
including events such as the COVID-19 pandemic, the military conflict between Ukraine and Russia, policy priorities of a new U.S.
presidential administration, trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real
estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy
and markets.
Increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial
markets may adversely affect the performance and market value of our Agency RMBS and our investment in Orchid common stock.

If
these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards, increase
margin calls or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.

Our
profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.
The Russian invasion of Ukraine has created market volatility and economic uncertainty that may have an adverse effect on our
results of operations, financial condition and the value of our stock.
A significant geo-political development is unfolding in the Ukraine.

Russia invaded Ukraine on February 24, 2022, and since then
Russian military activity has escalated rapidly.

The United States and several NATO allies have imposed significant economic sanctions that are likely to cripple the Russian economy and currency, the Ruble. These events have created significant market
volatility and growing economic uncertainty.

Should the situation deteriorate further and military action lead to a protracted war, there
would likely be a material adverse economic impact on Europe and therefore indirectly in the U.S., potentially slowing economic activity and possibly lessening the need for the Fed to remove monetary policy as aggressively as expected otherwise.

The risk of Russian
cyber-attacks may also create market volatility and economic uncertainty.

It is believed that Russian cyber-attacks of the Ukrainian

government infrastructure have already occurred, and cyber-attacks could potentially spread to a broader network of countries and
networks.

These events may have an adverse effect on our results of operations, financial condition and the value of our common
stock.
Our forward settling transactions, including TBA transactions, subject us to certain risks, including price risks and counterparty
risks.
We purchase some of our Agency MBS through forward settling transactions, including

TBAs. In a forward settling transaction,
we enter into a forward purchase agreement with a counterparty to purchase either (i) an identified Agency MBS, or (ii) a TBA, or to-be-
issued, Agency MBS with certain terms. As with any forward purchase contract,

the value of the underlying Agency MBS may decrease
between the trade date and the settlement date. Furthermore, a transaction counterparty may fail to deliver the underlying Agency MBS
at the settlement date. If any of these risks were to occur, our financial condition and results of operations may be materially adversely affected.
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
some of our assets are uncertain.
While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and
pricing services, we can and do value assets based upon our judgment, and such valuations may differ from those provided by third-
party dealers and pricing services. Valuations of certain assets are often difficult to obtain or are unreliable. In general, dealers and pricing services heavily disclaim their valuations. Additionally, dealers may claim to furnish valuations only as an accommodation

and
without special compensation, and so they may disclaim any and all liability for any direct, incidental or consequential damages arising

out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the
complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.
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
When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master
repurchase agreements in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of
the transaction, which is typically from 24 to 90 days but may be up to 364 days or more. The cash we receive when we initially sell the
securities is less than the value of those securities, which is referred to as the “haircut.”

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

Our Board of Directors has the authority to change our investment strategy or asset allocation at any time without notice to or
consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Report. A change in our investment strategy may increase
our exposure to interest rate and real estate market fluctuations. Furthermore,

a change in our asset allocation could result in our
allocating assets in a different manner than as described in this Report.
Competition might prevent us from acquiring Agency MBS at favorable yields,

which could materially adversely affect our business,
financial condition and results of operations.
We operate in a highly competitive market for investment opportunities. Our net income largely depends on our ability to acquire
Agency MBS at favorable spreads over our borrowing costs. In acquiring Agency

MBS, we compete with a variety of institutional
investors, including mortgage REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders, other entities that purchase Agency MBS, the Federal Reserve,

other governmental entities and government-
sponsored entities, many of which have greater financial, technical, marketing and other resources than we do. Some competitors may
have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government.
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
The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could
negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential
information or damage to our business relationships or reputation, all of which could negatively impact our business and results of
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
operations.
Computer malware, ransomware, viruses, and computer hacking and phishing attacks have become more prevalent in the
financial services industry and may occur on our or certain of our third party service providers' systems in the future. We rely heavily on
our financial, accounting and other data processing systems. Although we have not detected a breach to date, financial services
institutions have reported breaches of their systems, some of which have been significant. During the COVID-19 pandemic, a portion of our employees worked remotely until June 2021,

which has caused us to rely more on virtual communication and may increase our
exposure to cybersecurity risks. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is
possible that we, or certain of our third-party service providers have experienced an undetected breach, and it is likely that other
financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or certain
of the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any,
negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or
the networks or systems of certain third parties that facilitate our business activities)

or any failure to maintain performance, reliability
and security of our or our certain third-party service providers' technical infrastructure,

but such computer malware, ransomware,
viruses, and computer hacking and phishing attacks may negatively affect our operations.
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
LIBOR and other indices which are deemed “benchmarks” are the subject of national, international, and other regulatory guidance
and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may
cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular,
regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the
banks that contributed information to the British Bankers’ Association (“BBA”)

in connection with the daily calculation of LIBOR may
have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR.

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
On December 31, 2021 the one week and two month USD LIBOR

tenors phased out, and on June 30, 2023 all other USD LIBOR
tenors will phase out. On November 30, 2020. the United States Federal Reserve

concurrently issued a statement advising banks to
stop new USD LIBOR issuances by the end of 2021,

and on October 20, 2021, the Office of the Comptroller of the Currency, Board of
Governors of the Federal Reserve System, Federal Deposit Insurance Corporation,

Consumer Financial Protection Bureau (the
“CFPB”) and National Credit Union Administration advised banks that entering into new contracts that use LIBOR as a reference rate
after December 31, 2021 would create safety and soundness risks.

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
LIBOR-based loans. On August 3, 2020, Fannie Mae started accepting whole loan and

MBS deliveries of ARMs indexed to SOFR, and
Freddie Mac announced that it priced its first SOFR linked offering on October 16, 2020. On

October 19, 2021, Fannie Mae priced its
first credit risk transfer transaction linked to SOFR, and on January 19, 2022 it priced its first multifamily real estate mortgage
investment conduit using SOFR.
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
New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac,

on the one hand, and the federal
government, on the other, which could adversely affect the price of, or our ability to invest in and finance, Agency RMBS.
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

Act of 2008, a part of the Housing and Economic
Recovery Act of 2008 (the “Recovery Act”). In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the
U.S. Treasury entered into Preferred Stock Purchase Agreements (“PSPAs”) with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, the
FHFA and the U.S. Treasury agreed to modifications to the PSPAs that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively. As of September 30, 2020, Fannie Mae and Freddie Mac had retained equity
capital of approximately $21 billion and $14 billion, respectively.

In December 2020, a final rule was published in the federal register regarding GSE capital framework (the “December rule”), which requires Tier 1 capital in excess of 4% (approximately $265 billion) and
a risk-weight floor of 20% for residential mortgages.

On January 14, 2021, the U.S. Treasury and the FHFA executed letter agreements (the “January agreement”) allowing the GSEs to continue to retain capital up to their regulatory minimums, including
buffers, as prescribed in the December rule.

These letter agreements provide, in part, (i) there will be no exit from conservatorship until
all material litigation is settled and the GSEs have common equity Tier 1 capital of at least 3%

of their assets, (ii) the GSEs will comply
with the FHFA’s

regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to current levels, and
(iv) the U.S. Treasury and the FHFA will establish a timeline and process for future GSE reform.

On September 14, 2021, the U.S.
Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash
consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.

On September
15, 2021, the FHFA announced a notice of proposed rulemaking for the purpose of amending the December rule to,

among other
things, reduce the Tier 1 capital and risk-weight floor requirements.
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

Such changes would likely have a similar
impact on the business operations of Orchid, which could adversely affect the value and performance of our investment in Orchid
common stock and the amount of management fees and expense reimbursements we receive from Orchid.
On June 23, 2021, the Supreme Court ruled in Collins v. Mnuchin, a case presenting a question of the constitutionality of the FHFA
and its director’s protection from being replaced at will by the

President.

The Supreme Court held that the FHFA did not exceed its
powers or functions as a conservator under the Recovery Act, and that the President may replace the director at will. On June 23,
2021, President Biden appointed Sandra Thompson as acting director of the

FHFA.

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
We are subject to risks related to corporate social responsibility.

Our business faces public scrutiny related to environmental, social and governance

(“ESG”) activities. We risk damage to our
reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for
local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse
incidents with respect to ESG activities could impact the cost of our operations and relationships with investors, all of which could
adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.
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

If we fail to qualify for this exemption and for any other exemption, we could be required to restructure our activities in a manner
that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of shares of our common stock
and our ability to distribute dividends. For example, if the market value of our investments in CMOs or structured Agency MBS, neither
of which are qualifying real estate assets for Investment Company Act purposes, were to increase by an amount that resulted in less
than 55% of our assets being invested in pass-through Agency MBS, we might have to sell CMOs or structured Agency MBS in order
to maintain our exemption from the Investment Company Act. The sale could occur during adverse market conditions, and we could be
forced to accept a price below that which we believe is acceptable.

Alternatively, if we fail to qualify for this exemption and for any other exemption,

we may have to register under the Investment
Company Act and we could become subject to substantial regulation with respect to our capital structure (including our ability to use
leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio
composition, including restrictions with respect to diversification and industry concentration,

and other matters.

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
●
actual receipt of an improper benefit or profit in money, property or services; or
●
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

●
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
●
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

The management agreement is automatically
renewed in accordance with the terms of the agreement, each year, on February 20. However, with the consent of the majority of
Orchid’s independent directors, and upon providing 180-days’ prior written notice, Orchid may elect not to renew the management
agreement. If Orchid elects to not renew the agreement because of a decision by its Board of Directors that the management fee is
unfair, Bimini Advisors will have the right to renegotiate a mutually agreeable management fee. If Orchid elects to not renew the
management agreement without cause, it is required to pay Bimini Advisors a termination fee equal to three times the average annual
management fee incurred during the prior 24-month period immediately preceding the most recently completed calendar quarter prior
to the effective date of termination. Notwithstanding the termination fee, nonrenewal of the management agreement may adversely
affect our business, financial condition and results of operations.
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
●
the likelihood that an actual market for our common stock will develop, or be continued once developed;
● the liquidity of any such market;
● the ability of any holder to sell shares of our common stock; or
● the prices that may be obtained for our common stock.
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

Upon the liquidation of the Company, holders of our debt
securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets
prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or
reduce the market value of our common stock, or both. Furthermore, our Board of Directors may, without stockholder approval, amend
our charter to increase the aggregate number of shares or the number of shares of any class or series that we have the authority to
issue, and to classify or reclassify any unissued shares of common stock or preferred stock. Because our decision to issue securities in
any future offering will depend on market conditions and other factors beyond our control,

we cannot predict or estimate the amount,
timing or nature of our future securities offerings. Our stockholders are therefore subject to the risk of our future securities offerings
reducing the market price of our common stock and diluting their common stock.

The market value of our common stock may be volatile.

The market value of shares of our common stock may be highly volatile and subject to wide price fluctuations. In addition, the
trading volume in our common stock may fluctuate and cause significant price variations to occur. Some of the factors that could
negatively affect the share price or trading volume of our common stock include:
● actual or anticipated variations in our operating results;
●
changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance
industry;
● increases in market interest rates that affect the value of our MBS portfolios;
● changes in our book value;
●
changes in market valuations of similar companies;
● adverse market reaction to any increased indebtedness we incur in the future;
● departures of key management personnel;
● actions by institutional stockholders;
● speculation in the press or investment community; and

● general market and economic conditions.
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
The Agency MBS market largely stabilized after the Fed announced on

March 23, 2020 that it would purchase Agency MBS and
U.S. Treasuries in the amounts needed to support smooth market functioning. The Fed continued to increase its holdings of U.S.
Treasuries and Agency MBS throughout 2020 and 2021 however;

in response to growing inflation concerns in late 2021, the FOMC began tapering its net asset purchases and announced on January 26,

2022 that it would completely phase them out by early March
2022. If the COVID-19 outbreak continues or worsens, or if the current policy response changes or is ineffective, the Agency MBS
market may experience significant volatility, illiquidity and dislocations in the future, which may adversely affect our results of operations and financial condition.
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

Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our
assets that collateralize the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to re-
evaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion
that the value of the assets has decreased, the lender has the right to initiate a margin call. These valuations may be different than the
values that we ascribe to these assets and may be influenced by recent asset sales at distressed levels by forced sellers. A margin call
requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion
of the outstanding borrowings. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, and liquidity, and could cause the value of our common stock to decline. In addition, we experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we are required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing
COVID-19 pandemic, we experienced margin calls in 2020 well beyond historical norms. As of December 31, 2021, we had met all
margin call requirements, but a sufficiently deep and/or rapid increase in margin calls or haircuts will have an adverse impact on our
liquidity.
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

In response to the outbreak of COVID-19 and the federal and state mandates implemented to control its spread, some of our
employees are worked remotely until June of 2021. If our employees are unable to work effectively as a result of COVID-19, including because of illness, quarantines, office closures, ineffective remote work arrangements or technology failures or limitations, our
operations could be adversely impacted. Further, remote work arrangements may increase the risk of cybersecurity incidents, data
breaches or cyber-attacks, which could have a material adverse effect on our business and results of operations, due to, among other
things, the loss of proprietary data, interruptions or delays in the operation of our business and damage to our reputation.
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

In November 2021, Citigroup notified the Company of additional indemnity claims totaling $0.2 million. The
demands are based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.

The Company
believes the demands are without merit and intends to defend against the demands vigorously.

No provision or accrual has been
recorded as of December 31, 2021 related to the Citigroup demands.
We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.
ITEM 4.

MINE SAFETY

DISCLOSURES.

Not Applicable.

PART II
ITEM 5. MARKET

FOR REGISTRANT'S

COMMON EQUITY, RELATED

STOCKHOLDER

MATTERS AND ISSUER

PURCHASES

OF
EQUITY SECURITIES.
Market Information
Our Class A Common Stock is traded over-the-counter under the symbol “BMNM”.

As of March 11, 2022, we had 10,531,772
shares of Class A Common Stock issued and outstanding, which were held by 102 shareholders of record and

912 beneficial owners
whose shares were held in “street name” by brokers and depository institutions.
As of March 11, 2022, we had 31,938 shares of Class B Common Stock outstanding, which were held by 2 holders of record

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
Securities Authorized For Issuance Under Equity Compensation

Plans
None.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On March 26,

2018, the

Board of

Directors

of the Company

(the “Board”)

approved

a Stock Repurchase

Plan (the

“2018 Repurchase
Plan”).

Pursuant

to the 2018

Repurchase

Plan, the

Company could

purchase

up to 500,000

shares of

its Class

A Common

Stock from
time to time,

subject to

certain limitations

imposed by

Rule 10b-18

of the Securities

Exchange Act

of 1934.

The 2018

Repurchase

Plan
was terminated

on September

16, 2021.

On September

16, 2021,

the Board

authorized

a share repurchase

plan pursuant

to Rule 10b5-1

of the Securities

Exchange

Act of
1934 (the

“2021 Repurchase

Plan”). Pursuant

to the 2021

Repurchase

Plan, the

Company may

purchase

shares of

its Class

A Common
Stock from

time

to time for

an aggregate

purchase

price not

to exceed

$2.5 million.

The table

below presents

the Company’s

share repurchase

activity

for the three

months ended

December

31, 2021.
Approximate Dollar
Shares Purchased Amount of Shares
Total Number Weighted-Average as Part of Publicly That May Yet
of Shares Price Paid Announced Be Repurchased Under
Repurchased Per Share Programs the Authorization
October 1, 2021 - October 31, 2021 64,849 $ 2.01 64,849 $ 2,369,860
November 1, 2021 - November 30, 2021 21,089 2.34 21,089 2,320,610
December 1, 2021 - December 31, 2021 6,349 2.13 6,349 2,307,095

Totals / Weighted Average 92,287 $ 2.09 92,287 $ 2,307,095
ITEM 6.

[RESERVED]

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

it.

Royal Palm Capital, LLC (collectively with its wholly-owned subsidiaries referred to as “Royal Palm”) maintains an investment
portfolio, consisting primarily of residential mortgage-backed securities ("MBS")

issued and guaranteed by a federally chartered
corporation or agency ("Agency MBS"). We also invest in the common stock of Orchid. Our investment strategy focuses on, and our
portfolio consists of, two categories of Agency MBS: (i) traditional pass-through Agency

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

period beginning

January 1,

2021 through

September

16, 2021,

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

From the

commencement

of the 2021

Repurchase

Plan,
through December

31, 2021,

we repurchased

a total of

92,287 shares

at an aggregate

cost of approximately

$192,905,

including
commissions

and fees,

for a weighted

average price

of $2.09

per share.

Subsequent

to December

31, 2021,

and through

March 10,

2022,
the Company

repurchased

a total of

170,422 shares

at an aggregate

cost of approximately

$343,732,

including

commissions

and fees,

for
a weighted

average price

of $2.02

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
●
interest rate trends;
●
increases in our cost of funds resulting from increases in the Federal Funds rate that are controlled by the Fed and are likely
to occur in 2022;
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
●
geo-political events that affect the U.S. and international economies, such as the current crisis in Ukraine; and
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
Results

of Operations
Described

below are

the Company’s

results of

operations

for the

year ended

December

31, 2021,

as compared

to the year

ended
December

31, 2020.

Net Income

(Loss) Summary
Consolidated

net income

for the year

ended December

31, 2021

was $0.3

million, or

$0.02 basic

and diluted

income per

share of
Class A Common

Stock, as

compared

to consolidated

net loss

of $5.5 million,

or $0.47

basic and

diluted loss

per share

of Class A
Common Stock,

for the year

ended December

31, 2020.

The components

of net income

(loss) for

the years

ended December

31, 2021

and 2020,

along with

the changes

in those components
are presented

in the table

below:
(in thousands)
2021 2020 Change
Advisory services revenue $ 9,788 $ 6,795 $ 2,993
Interest and dividend income 4,262 5,517 (1,255)
Interest expense (1,113) (2,225) 1,112
Net revenues 12,937 10,087 2,850
Other expense (4,744) (10,279) 5,535
Expenses (8,286) (6,666) (1,620)
Net loss before income tax benefit (93) (6,858) 6,765
Income tax benefit (368) (1,369) 1,001
Net income (loss) $ 275 $ (5,489) $ 5,764
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

31, 2021

and 2020

and for each

quarter during

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
Recognized in
Statement of TBA
Operations Securities Futures
Three Months Ended (GAAP) Income (Loss) Contracts
December 31, 2021 $ - $ - $ -
September 30, 2021 - - -
June 30, 2021 - - -
March 31, 2021 - - -
December 31, 2020 - - -
September 30, 2020 - - -
June 30, 2020 (2) - (2)
March 31, 2020 (5,291) (1,441) (3,850)
Years Ended
December 31, 2021 $ - $ - $ -
December 31, 2020 (5,293) $ (1,441) (3,852)
Gains (Losses) on Futures Contracts
(in thousands)
Attributed to Current Period (Non-GAAP) Attributed to Future Periods (Non-GAAP)
Junior Junior Statement
Repurchase Subordinated Repurchase Subordinated of
Three Months Ended Agreements Debt Total Agreements Debt Total Operations
December 31, 2021 $ (707) $ (60) $ (767) $ 707 $ 60 $ 767 $ -
September 30, 2021 (709) (57) (766) 709 57 766 -
June 30, 2021 (708) (58) (766) 708 58 766 -
March 31, 2021 (708) (58) (766) 708 58 766 -
December 31, 2020 (615) (40) (655) 615 40 655 -
September 30, 2020 (1,065) (40) (1,105) 1,065 40 1,105 -
June 30, 2020 (456) (40) (496) 456 38 494 (2)
March 31, 2020 (456) (40) (496) (2,879) (475) (3,354) (3,850)

Years Ended
December 31, 2021 $ (2,832) $ (233) $ (3,065) $ 2,832 $ 233 $ 3,065 $ -
December 31, 2020 (2,592) (160) (2,752) (743) (357) (1,100) (3,852)
Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP
Economic GAAP Economic
Three Months Ended Income Basis Hedges
(1)
Basis
(2)
Basis Basis
(3)
December 31, 2021 $ 511 $ 21 $ (707) $ 728 $ 490 $ (217)
September 30, 2021 537 24 (709) 733 513 (196)
June 30, 2021 578 31 (708) 739 547 (161)
March 31, 2021 611 40 (708) 748 571 (137)
December 31, 2020 597 43 (615) 658 554 (61)
September 30, 2020 604 43 (1,065) 1,108 561 (504)
June 30, 2020 523 60 (456) 516 463 7
March 31, 2020 2,040 928 (456) 1,384 1,112 656
Years Ended
December 31, 2021 $ 2,237 $ 116 $ (2,832) $ 2,948 $ 2,121 $ (711)
December 31, 2020 3,764 1,074 (2,592) 3,666 2,690 98
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
(in thousands)
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(1)
Basis Hedges
(2)
Basis
(3)
Basis Basis
(4)
December 31, 2021 $ 490 $ (217) $ 249 $ (60) $ 309 $ 241 $ (526)
September 30, 2021 513 (196) 248 (57) 305 265 (501)
June 30, 2021 547 (161) 250 (58) 308 297 (469)
March 31, 2021 571 (137) 250 (58) 308 321 (445)
December 31, 2020 554 (61) 257 (40) 297 297 (358)
September 30, 2020 561 (504) 261 (40) 301 300 (805)
June 30, 2020 463 7 282 (40) 322 181 (315)
March 31, 2020 1,112 656 350 (40) 390 762 266
Years Ended
December 31, 2021 $ 2,121 $ (711) $ 997 $ (233) $ 1,230 $ 1,124 $ (1,941)
December 31, 2020 2,690 98 1,150 (160) 1,310 1,540 (1,212)
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

Segment information for the years ended December 31, 2021 and 2020 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 9,788 $ - $ - $ - $ 9,788
Advisory services, other operating segments
(1)
147 - - (147) -
Interest and dividend income - 4,262 - - 4,262
Interest expense - (116)

(997)
(2)
- (1,113)
Net revenues 9,935 4,146 (997) (147) 12,937
Other (expense) income - (4,898)

154
(3)
- (4,744)
Operating expenses
(4)
(5,676) (2,609) - - (8,285)
Intercompany expenses
(1)
- (147) - 147 -
Income (loss) before income taxes $ 4,259 $ (3,508) $ (843) $ - $ (92)
Assets $ 1,901 $ 111,022 $ 9,162 $ - $ 122,085
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $ 6,795 $ - $ - $ - $ 6,795
Advisory services, other operating segments
(1)
152 - - (152) -
Interest and dividend income - 5,517 - 5,517
Interest expense - (1,074)

(1,151)
(2)
(2,225)
Net revenues 6,947 4,443 (1,151) (152) 10,087
Other expense - (9,825)

(454)
(3)
(10,279)
Operating expenses
(4)
(3,653) (3,014) - (6,667)
Intercompany expenses
(1)
- (152) - 152 -
Income (loss) before income taxes $ 3,294 $ (8,548) $ (1,605) $ - $ (6,859)
Assets $ 1,469 $ 113,764 $ 13,468 $ - $ 128,701
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
In addition, Orchid is obligated to reimburse us for any direct expenses incurred on its behalf and to pay to us an amount equal to
Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management agreement has been

renewed through February 2023 and provides for automatic one-year extension options. Should Orchid terminate the management
agreement without cause, it will be obligated to pay to us a termination fee equal to three times the average annual management fee,
as defined in the management agreement, before or on the last day of the automatic renewal term.
The following table summarizes the advisory services revenue received from

Orchid for the years ended December 31, 2021 and
2020 and each quarter during 2021 and 2020.
($ in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
December 31, 2021 $ 6,056,259 $ 806,382 $ 2,587 $ 443 $ 3,030
September 30, 2021 5,136,331 672,384 2,157 390 2,547
June 30, 2021 4,504,887 542,679 1,791 395 2,186
March 31, 2021 4,032,716 456,687 1,621 404 2,025
December 31, 2020 3,633,631 387,503 1,384 442 1,826
September 30, 2020 3,422,564 368,588 1,252 377 1,629
June 30, 2020 3,126,779 361,093 1,268 347 1,615
March 31, 2020 3,269,859 376,673 1,377 348 1,725
Years Ended
December 31, 2021 $ 4,932,548 $ 619,533 $ 8,156 $ 1,632 $ 9,788
December 31, 2020 3,363,208 373,464 5,281 1,514 6,795
Investment Portfolio Segment
Net Portfolio Interest Income
We define

net portfolio

interest

income as

interest

income on

MBS less

interest

expense on

repurchase

agreement

funding.

During
the year

ended December

31, 2021,

we generated

$2.1 million

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

the year

ended December

31, 2021

was due
to a $13.2

million decrease

in average

MBS balances,

combined

with a 136

basis point

("bp") decrease

in yields

earned on

the portfolio.

The $1.0

million decrease

in interest

expense for

the year

ended December

31, 2021

was due to

a 121 bp

decrease

in cost of

funds,
combined with

a $10.6 million

decrease

in average

repurchase

liabilities.

Our economic

interest

expense

on repurchase

liabilities

for the

years ended

December

31, 2021

and 2020

was $2.9

million and

$3.7
million, respectively,

resulting

in ($0.7)

million and

$0.1 million

of economic

net portfolio

interest

income, respectively.

The tables

below provide

information

on our portfolio

average balances,

interest

income, yield

on assets,

average repurchase
agreement

balances,

interest

expense,

cost of funds,

net interest

income and

net interest

rate spread

for each

quarter in

2021 and

2020
and for the

years ended

December

31, 2021

and 2020

on both a

GAAP and

economic basis.
($ in thousands)
Average Yield on Average Interest Expense Average Cost of Funds
MBS Interest Average Repurchase GAAP Economic GAAP Economic
Three Months Ended Held (1) Income (2) MBS Agreements (1) Basis Basis (2) Basis Basis (3)
December 31, 2021 $ 62,597 $ 511 3.27% $ 61,019 $ 21 $ 728 0.14% 4.77%
September 30, 2021 66,692 537 3.22% 67,253 24 733 0.14% 4.36%
June 30, 2021 70,925 578 3.26% 72,241 31 739 0.17% 4.09%
March 31, 2021 69,017 611 3.54% 69,104 40 748 0.23% 4.33%

December 31, 2020 69,161 597 3.45% 67,878 43 658 0.25% 3.88%
September 30, 2020 62,981 604 3.84% 61,151 43 1,108 0.28% 7.25%
June 30, 2020 53,630 523 3.90% 51,987 60 516 0.46% 3.97%
March 31, 2020 136,142 2,040 5.99% 131,156 928 1,384 2.83% 4.22%
Years Ended
December

31, 2021
$ 67,308 $ 2,237 3.32% $ 67,404 $ 116 $ 2,948 0.17% 4.37%
December 31, 2020 80,479 3,764 4.68% 78,043 1,074 3,666 1.38% 4.70%
($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(2)
Basis Basis
(4)
December 31, 2021 $ 490 $ (217) 3.13% (1.50)%
September 30, 2021 513 (196) 3.08% (1.14)%
June 30, 2021 547 (161) 3.09% (0.83)%
March 31, 2021 571 (137) 3.31% (0.79)%
December 31, 2020 554 (61) 3.20% (0.43)%
September 30, 2020 561 (504) 3.56% (3.41)%
June 30, 2020 463 7 3.44% (0.07)%
March 31, 2020 1,112 656 3.16% 1.77%
Years Ended
December 31, 2021 $ 2,121 $ (711) 3.15% (1.05)%
December 31, 2020 2,690 98 3.30% (0.02)%
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

$2.2 million

for the year

ended December

31, 2021

and $3.8

million for

year ended

December

31, 2020.
Average MBS

holdings were

$67.3 million

and $80.5

million for

the years

ended December

31, 2021

and 2020,

respectively. The

$1.5
million decrease

in interest

income was

due to a

$13.2 million

decrease

in average

MBS holdings,

combined with

a 136 bp

decrease

in
yields.

The table

below presents

the average

portfolio

size, income

and yields

of our respective

sub-portfolios,

consisting

of structured

MBS
and pass-through

MBS (“PT

MBS”) for

the years

ended December

31, 2021

and 2020

and each

quarter during

2021 and

2020.
($ in thousands)
Average MBS Held Interest Income Realized Yield on Average MBS
PT Structured PT Structured PT Structured
Three Months Ended MBS MBS Total MBS MBS Total MBS MBS Total
December 31, 2021 $ 59,701 $ 2,896 $ 62,597 $ 500 $ 11 $ 511 3.35% 1.55% 3.27%
September 30, 2021 64,641 2,051 66,692 533 4 537 3.30% 0.91% 3.22%
June 30, 2021 70,207 718 70,925 579 (1) 578 3.30% (0.11)% 3.26%
March 31, 2021 68,703 314 69,017 605 6 611 3.53% 6.54% 3.54%
December 31, 2020 68,842 319 69,161 598 (1) 597 3.47% (1.20)% 3.45%
September 30, 2020 62,564 417 62,981 588 16 604 3.76% 15.35% 3.84%

June 30, 2020 53,101 529 53,630 502 21 523 3.78% 16.12% 3.90%
March 31, 2020 135,044 1,098 136,142 2,029 11 2,040 6.01% 3.93% 5.99%
Years Ended
December 31, 2021 $ 65,813 $ 1,495 $ 67,308 $ 2,217 $ 20 $ 2,237 3.37% 1.39% 3.32%
December 31, 2020 79,888 591 80,479 3,717 47 3,764 4.65% 7.98% 4.68%
Interest Expense on Repurchase Agreements and the Cost of Funds
Our average

outstanding

repurchase

agreements

were $67.4

million and

$78.0 million,

generating

interest

expense of

$0.1 million

and
$1.1 million

for the years

ended December

31, 2021

and 2020,

respectively.

Our average

cost of funds

was 0.17%

and 1.38%

for the
years ended

December

31, 2021 and

2020, respectively.

There was

a 121 bp

decrease

in the average

cost of funds

and a $10.6

million
decrease

in average

outstanding

repurchase

agreements

during the

year ended

December

31, 2021 as

compared

to the year

ended
December

31, 2020.

Our economic

interest

expense

was $2.9

million

and $3.7

million

for the

years ended

December

31, 2021

and 2020,

respectively.

There
was a 33 bp

decrease

in the average

economic cost

of funds to

4.37% for the

year ended

December

31, 2021 from

4.70% for

the previous
year. The $0.8 million

decrease

in economic

interest

expense was

due to the

decrease

in interest

expense on

the repurchase

agreements,
partially

offset by the

negative

performance

of our hedging

agreements

attributed

to the current

period.
Since all

of our repurchase

agreements

are short-term,

changes in

market rates

directly affect

our interest

expense.

Our average

cost
of funds

calculated

on a GAAP

basis was

5 bps above

average

one-month

LIBOR and

9 bps below

average six-month

LIBOR for

the
quarter ended

December

31, 2021.

Our average

economic cost

of funds

was 468 bps

above average

one-month

LIBOR and

454 bps
above average

six-month LIBOR

for the quarter

ended December

31, 2021.

The average

term to maturity

of the outstanding

repurchase
agreements

decreased

from 33

days at December

31, 2020

to 16 days

at December

31, 2021.
The tables

below present

the average

outstanding

balance under

all repurchase

agreements,

interest

expense and

average

economic
cost of funds,

and average

one-month

and six-month

LIBOR rates

for each

quarter in

2021 and

2020 and

for the years

ended December
31, 2021

and 2020

on both a

GAAP and

economic basis.
($ in thousands)
Average
Balance of Interest Expense Average Cost of Funds
Repurchase GAAP Economic GAAP Economic
Three Months Ended Agreements Basis Basis Basis Basis
December 31, 2021 $ 61,019 $ 21 $ 728 0.14% 4.77%
September 30, 2021 67,253 24 733 0.14% 4.36%
June 30, 2021 72,241 31 739 0.17% 4.09%
March 31, 2021 69,104 40 748 0.23% 4.33%
December 31, 2020 67,878 43 658 0.25% 3.88%
September 30, 2020 61,151 43 1,108 0.28% 7.25%
June 30, 2020 51,987 60 516 0.46% 3.97%
March 31, 2020 131,156 928 1,384 2.83% 4.22%
Years Ended
December 31, 2021 $ 67,404 $ 116 2,948 0.17% 4.37%
December 31, 2020 78,043 1,074 3,666 1.38% 4.70%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
Three Months Ended One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 4.68% 4.54%

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
Years Ended One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
December 31, 2021 0.10% 0.20% 0.07% (0.03)% 4.27% 4.17%
December 31, 2020 0.55% 0.69% 0.83% 0.69% 4.15% 4.01%
Dividend Income
We owned 1,520,036 shares of Orchid common stock as of December 31, 2019. We acquired 1,075,321 additional shares during
the year ended December 31, 2020, bringing our total ownership to 2,595,357 shares as of December 31, 2021 and 2020. Orchid paid
total dividends of $0.78 per share during 2021 and $0.79 per share during 2020.

During the years ended December 31, 2021 and
2020, we received dividends on this common stock investment of approximately

$2.0 million and $1.8 million, respectively.
Long-Term Debt
Junior Subordinated

Debt
Interest

expense on

our junior

subordinated

debt securities

was approximately

$1.0 million

and $1.1

million for

the years

ended
December

31, 2021

and 2020,

respectively.

The average

rate of

interest

paid for

the year

ended December

31, 2021

was 3.66%
compared

to 4.22%

for the year

ended December

31, 2020.

The junior

subordinated

debt securities

pay interest

at a floating

rate.

The
rate is adjusted

quarterly

and set

at a spread

of 3.50%

over the

prevailing

three-month

LIBOR rate

on the determination

date.

As of
December

31, 2021,

the interest

rate was

3.70%.
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
Gains or Losses and Other Income
The table

below presents

our gains

or losses

and other

income for

the years

ended December

31, 2021

and 2020.
(in thousands)

2021 2020 Change
Realized gains (losses) on sales of MBS $ 69 $ (5,745) $ 5,814
Unrealized (losses) gains on MBS (3,099) 112 (3,211)
Total losses on

MBS
(3,030) (5,633) 2,603
Losses on derivative instruments - (5,293) 5,293
Gains on retained interests in securitizations - 59 (59)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock (1,869) 584 (2,453)
We invest in

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

December 31,

2021, we

received proceeds

of $13.1

million from

the sales

of
MBS compared

to $176.2

million for

the year

ended December

31, 2020.

Most of the

2020 sales

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

2021 and

2020.
15 Year 30 Year Three
5 Year 10 Year Fixed-Rate Fixed-Rate Month
Treasury Rate (1) Treasury Rate (1) Mortgage Rate (2) Mortgage Rate (2) Libor (3)
December 31, 2021 1.26% 1.51% 2.35% 3.10% 0.21%
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

Rate Mortgage Rates are obtained from Freddie Mac’s

Primary Mortgage Market Survey.
(3)
Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration

Ltd.
Operating Expenses
For the year

ended December

31, 2021,

our total

operating

expenses were

approximately

$8.3 million

compared

to approximately
$6.7 million

for the year

ended December

31, 2020.

The table

below presents

a breakdown

of operating

expenses for

the years

ended
December

31, 2021

and 2020.
(in thousands)
2021 2020 Change
Compensation and benefits $ 5,721 $ 4,235 $ 1,486
Legal fees 137 145 (8)
Accounting, auditing and other professional fees 377 431 (54)
Directors’ fees and liability insurance 763 691 72
Administrative and other expenses 1,287 1,165 122
$ 8,285 $ 6,667 $ 1,618

The increase

in compensation

and benefits

in 2021 compared

to 2020 reflects

an evaluation

performed

by the Company’s

Board of
Directors

of the performance

of the Company’s

executive

officers,

particularly

the increase

in advisory

services

revenue.
Financial

Condition:
Mortgage-Backed Securities
As of December

31, 2021,

our MBS portfolio

consisted

of $60.8

million of

agency or

government

MBS at fair

value and

had a
weighted

average coupon

of 3.41%.

During the

year ended

December 31,

2021,

we received

principal

repayments

of $14.5

million
compared

to $13.9

million for

the year

ended December

31, 2020.

The average

prepayment

speeds for

the quarters

ended December

31,
2021 and

2020 were

21.1% and

14.4%,

respectively.
The following

table presents

the three-month

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
December 31, 2021 13.7 35.2 21.1
September 30, 2021 15.5 26.9 18.3
June 30, 2021 21.0 31.3 21.9
March 31, 2021 18.5 16.4 18.3
December 31, 2020 12.8 24.5 14.4
September 30, 2020 13.0 32.0 15.8
June 30, 2020 12.4 25.0 15.3
March 31, 2020 11.6 18.1 13.7
The following

tables summarize

certain characteristics

of our PT

MBS and structured

MBS as of

December

31, 2021

and 2020:

($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
December 31, 2021
Fixed Rate PT MBS $ 58,029 95.4% 3.69% 330 1-Sep-51
Interest-Only Securities 2,759 4.6% 2.86% 306 15-May-51
Inverse Interest-Only Securities 15 0.0% 5.90% 209 15-May-39
Total Mortgage Assets $ 60,803 100.0% 3.41% 329 1-Sep-51
December 31, 2020
Fixed Rate PT MBS $ 64,902 99.6% 3.89% 333 1-Aug-50
Interest-Only Securities 251 0.4% 3.56% 299 15-Jul-48
Inverse Interest-Only Securities 25 0.0% 5.84% 221 15-May-39
Total Mortgage Assets $ 65,178 100.0% 3.89% 333 1-Aug-50
($ in thousands)
December 31, 2021 December 31, 2020
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio

Fannie Mae $ 39,703 65.3% $ 38,946 59.8%
Freddie Mac 21,100 34.7% 26,232 40.2%
Total Portfolio $ 60,803 100.0% $ 65,178 100.0%
December 31, 2021 December 31, 2020
Weighted Average Pass-through Purchase Price $ 109.33 $ 109.51
Weighted Average Structured Purchase Price $ 4.81 $ 4.28
Weighted Average Pass-through Current Price $ 109.30 $ 112.67
Weighted Average Structured Current Price $ 9.87 $ 3.20
Effective Duration (1) 2.103 3.309
(1)
Effective duration is the approximate percentage change in price for a 100 bp change in rates.

An effective duration of 2.103 indicates that an
interest rate increase of 1.0% would be expected to cause a 2.103% decrease in the value of the MBS in our investment portfolio at December
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

Book, Inc.
The following

table presents

a summary

of our portfolio

assets acquired

during the

years ended

December

31, 2021

and 2020.
($ in thousands)
2021 2020
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ 23,338 $ 106.48 1.41% $ 43,130 $ 111.44 1.99%
Structured MBS 2,852 10.01 3.44% - - 0.00%
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
Fixed Rate MBS $ 58,029 $ 1,830 $ (2,594) $ (5,654) 3.15% (4.47)% (9.74)%
Interest-Only MBS 2,759 (813) 651 999 (29.48)% 23.59% 36.21%
Inverse Interest-Only MBS 15 1 (2) (4) 5.51% (14.75)% (29.76)%
Total MBS

Portfolio
$ 60,803 $ 1,018 $ (1,945) $ (4,659) 1.67% (3.20)% (7.66)%
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

As of December

31, 2021,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$58.9 million

with a net
weighted

average borrowing

cost of 0.14%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

6 to
45 days, with

a weighted

average maturity

of 16 days.

Securing

the repurchase

agreement

obligation

as of December

31, 2021

are MBS
with an estimated

fair value,

including

accrued interest,

of $61.0 million

and a weighted

average maturity

of 330 months,

and cash

posted
as collateral

of $1.4 million.

Through

March 11, 2022,

we have been

able to maintain

our repurchase

facilities

with comparable

terms to
those that

existed at

December

31, 2021

with maturities

through May

16, 2022.
The table below presents information about our period-end and average repurchase agreement obligations for each quarter in
2021 and 2020.
($ in thousands)
Ending Maximum Average Difference Between Ending
Balance Balance Balance Repurchase Agreements and
of Repurchase of Repurchase of Repurchase Average Repurchase Agreements
Three Months Ended Agreements Agreements Agreements Amount Percent
December 31, 2021 $ 58,878 $ 62,139 $ 61,019 $ (2,141) (3.51)%
September 30, 2021 63,160 72,047 67,253 (4,093) (6.09)%
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
Liquidity and Capital Resources
Liquidity is

our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead

and fulfill

margin calls.

We have both

internal

and external

sources of

liquidity. However,

our material

unused sources

of
liquidity

include cash

balances,

unencumbered

assets and

our ability

to sell encumbered

assets to

raise cash.

At the onset

of the COVID-
19 pandemic

in the spring

of 2020,

the markets

the Company

operates

in were severely

disrupted

and the Company

was forced

to rely on
these sources

of liquidity. Our

balance sheet

also generates

liquidity

on an on-going

basis through

payments of

principal

and interest

we
receive on

our MBS

portfolio

and dividends

we receive

on our investment

in Orchid

common stock.

Internal

Sources of

Liquidity
Our internal

sources of

liquidity

include our

cash balances,

unencumbered

assets and

our ability

to liquidate

our encumbered

security
holdings.

Our balance

sheet also

generated

liquidity

on an ongoing

basis through

payments

of principal

and interest

we receive

on our
MBS portfolio

and dividends

we receive

on our investment

in Orchid

common stock.

We have previously,

and may

again in the

future, employ

a hedging

strategy

that typically

involves

taking short

positions

in Eurodollar
futures,

T-Note futures,

TBAs or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

through margin

calls to offset

the Eurodollar

related margin

calls. If

this were

to occur

in sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.
External

Sources of

Liquidity
Our primary

external

sources of

liquidity

are our ability

to (i) borrow

under master

repurchase

agreements

and (ii)

use the TBA

security
market. Our

borrowing

capacity will

vary over

time as the

market value

of our interest

earning assets

varies. Our

master repurchase
agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of

the counterparty.

However, once
a definitive

repurchase

agreement

under a master

repurchase

agreement

has been

entered into,

it generally

may not be

terminated

by
either party.

A negotiated

termination

can occur, but

may involve

a fee to be

paid by the

party seeking

to terminate

the repurchase
agreement

transaction.

Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the

market value

of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as

needed, as

do we.

Typically, but not always,

the parties

agree to

a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis. Our

master repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis.

As discussed

above, we

invest a

portion of

our capital

in structured

MBS.

We generally

do not apply

leverage

to this portion

of our
portfolio.

The leverage

inherent

in structured

securities

replaces

the leverage

obtained by

acquiring

PT securities

and funding

them in the
repurchase

market.

This structured

MBS strategy

has been

a core element

of the Company’s

overall investment

strategy

since 2008.

However, we

have and

may continue

to pledge

a portion

of our structured

MBS in order

to raise our

cash levels,

but generally

will not
pledge these

securities

in order

to acquire

additional

assets.
In future

periods we

expect to

continue to

finance our

activities

through repurchase

agreements.

As of December

31, 2021,

we had
cash and cash

equivalents

of $8.4

million.

We generated

cash flows

of $16.7

million from

principal

and interest

payments on

our MBS
portfolio

and had average

repurchase

agreements

outstanding

of $67.4

million during

the year

ended December

31, 2021.

In addition,
during the

year ended

December

31, 2021,

we received

approximately

$9.4 million

in management

fees and

expense reimbursements

as
manager of

Orchid and

approximately

$2.0 million

in dividends

from our

investment

in Orchid

common stock.
In order

to generate

additional

cash to be

invested in

our MBS

portfolio,

on October

30, 2019,

we obtained

a $680,000

loan secured
by a mortgage

on the Company’s

office property.

The loan

is payable

in equal monthly

principal

and interest

installments

of approximately
$4,500 through

October 30,

2039. Interest

accrued at

4.89%, through

October 30,

2024. Thereafter,

interest

accrued based

on the weekly
average yield

to the United

States Treasury

securities

adjusted

to a constant

maturity of

five years,

plus 3.25%.

Net loan

proceeds

were
approximately

$651,000.

In addition,

during 2020,

we completed

the sale of

real property

that was

not used

in the Company’s

business.

The net proceeds

from this

sale were

approximately

$462,000 and

were invested

in our MBS

portfolio.
Outlook
Orchid Island

Capital Inc.
To the extent Orchid

is able to

increase

its capital

base over

time, we

will benefit

via increased

management

fees.

In addition,

Orchid
is obligated

to reimburse

us for direct

expenses paid

on its behalf

and to pay

to us Orchid’s

pro rata

share of

overhead

as defined

in the
management

agreement.

As a stockholder

of Orchid,

we will also

continue to

share in

distributions,

if any, paid by

Orchid to

its
stockholders.

Our operating

results are

also impacted

by changes

in the market

value of our

holdings of

Orchid common

shares,

although
these market

value changes

do not impact

our cash

flows from

Orchid.
The independent

Board of

Directors

of Orchid

has the ability

to terminate

the management

agreement

and thus

end our ability

to
collect management

fees and

share overhead

costs.

Should Orchid

terminate

the management

agreement

without cause,

it will be
obligated

to pay us

a termination

fee equal

to three

times the

average annual

management

fee, as

defined in

the management

agreement,
before or

on the last

day of the

current automatic

renewal term.
Economic Summary
COVID-19 continued to impact the United States and the rest of the world during the fourth quarter of 2021 and into the first
quarter of 2022.

The most recent variant, Omicron, spreads much more readily

than past variants, but also tends to be much less
severe.

Instances of new cases spiked rapidly, starting in December of 2021 and peaked, in the U.S., the week ended January 16,
2022 at 5.58 million.

Since then, cases have declined fairly rapidly, as have hospitalizations, which have also tended to involve much shorter stays in the hospital, especially in comparison to the Delta variant.

Despite the Omicron wave, the economy added 481,000
jobs in January 2022, 678,000 jobs in February 2022 and January retail sales also rose well above estimates at 3.8%, causing the
markets and the Fed to meaningfully revise expectations for the path of monetary policy in 2022 and beyond.
The rationale for the shift in expectations for monetary policy was found in the economic data that was released during the fourth
quarter of 2021.

There were several economic indicators that reached milestone levels and made it clear the economy had more than
recovered from the pandemic.

The Fed focuses on two areas of economic performance – inflation and the labor market

– tied to their
dual mandates of stable prices and maximum employment.

With respect to inflation, the year-over-year consumer price index reading increased from the 4% increase reported in September of 2021 to 5.43%

in December of 2021. Core personal consumption
expenditures – the Fed’s preferred inflation measure – increased from 3.7% year-over-year to 4.85% between September and
December of 2021. In the latter case, this was the highest reading since the early 1980s.

The producer price index was also increasing
rapidly – approaching 7% year over year in December of 2021.

This led the Fed to formally declare that their assessment of inflation as “transitory” was no longer the case.
Labor market indicators also reached new milestones. Initial claims for unemployment insurance breached the 200,000 level
during the fourth quarter of 2021–

the first time this happened since the late 1960s.

Continuing claims for unemployment insurance
reached levels even lower than the lows reached prior to the pandemic,

and the unemployment rate reached 3.9% in December, still
0.4% above the lowest level reached prior to the pandemic but below the Fed’s long-term target level and their proxy for full employment.

The final piece of information was gross domestic product growth of 6.9% for the fourth quarter, released in January of
2022.

The Fed’s outlook for monetary policy pivoted materially beginning in November of 2021.
The economic data has strengthened further in early 2022.

In particular, measures of inflation have accelerated from the trend of late 2021 and are very broad based, as prices for essentially every category of goods and services are accelerating.

The employment
data has also been very strong, exhibiting little effect from the Omicron variant. The combination of accelerating inflation well above the
Fed’s target level and a very tight labor market have led the market to anticipate the Fed will react aggressively soon. The Fed has
signaled they are about to start an accelerated removal of the extreme monetary accommodation necessitated by the pandemic.

In
January of 2022 the FOMC announced they would end their asset purchases in March of 2022 and were likely to start decreasing the
reinvestment of their U.S. Treasury and MBS assets as they matured or were repaid starting shortly after their first rate hike. The first
rate hike is likely to be in March as well. Current pricing in the futures market indicates the Fed will increase the Fed Funds rate at least
five times by January of 2023 and by approximately 75 basis points more in 2023.
Based solely on domestic economic developments of late the Fed is likely to aggressively remove their accommodative monetary
policy. However, a potentially significant geo-political development has unfolded in the Ukraine. Russia invaded Ukraine on February
24, 2022. The United States and several NATO allies have imposed significant economic sanctions that are likely to cripple the
Russian economy and currency, the Ruble. Should the situation deteriorate further and military action lead to a protracted war, there
would likely be an economic impact on Europe and therefore indirectly in the U.S., potentially slowing economic activity at the margin
and possibly lessening the need for the Fed to remove monetary policy as aggressively as expected otherwise.
Legislative Response and the Federal Reserve

Congress passed the CARES Act (described below) quickly in response to the pandemic’s emergence during the spring of 2020.

As provisions of the CARES Act expired and the effects of the pandemic continued

to adversely impact the country, the federal
government passed an additional stimulus package in late December of 2020. Further, on March 11, 2021, President Biden signed into law an additional $1.9 trillion coronavirus aid package as part of the American

Rescue Plan Act of 2021.

This law provided for, among
other things, direct payments to most Americans with a gross income of less than $75,000 a year, expansion of the child tax credit,
extension of expanded unemployment benefits through September 6, 2021, funding for procurement of vaccines and health providers,
loans to qualified businesses, funding for rental and mortgage assistance and funding for schools. The expanded federal
unemployment benefits expired on September 6, 2021.

In addition, the Fed provided as much support to the markets and the economy as it could within the constraints of its mandate.

During the third quarter of 2020, the Fed unveiled a new monetary policy framework focused on average inflation rate targeting
that allows the Fed Funds rate to remain quite low, even if inflation is expected to temporarily surpass the 2% target level. Further, the
Fed stated they would look past the presence of very tight labor markets,

should they be present at the time.

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

As mentioned above, this policy shift will not likely have an effect on current monetary policy as inflation is now running
considerably higher than the Fed’s 2% target level and the Fed appears likely to move quickly to remove the extreme monetary
accommodation they provided as the pandemic emerged in the U.S. in the spring of 2020.
Interest Rates
At the beginning of 2021, interest rates were still close to the lowest levels ever observed.

As the country and economy emerged
from the effects of the pandemic and the federal government and the Fed took unprecedented actions to buttress the economy from
the effects of the pandemic, interest rates increased over the course of the year.

Increases in interest rates were not uniform over the
year as shorter maturity rates, typically more sensitive to anticipated increases in short term rates controlled by the Fed, increased
more than longer term rates.

As inflation accelerated in the fourth quarter of 2021, and even more so in early

2022, this trend
intensified and the spread between certain intermediate rates – such as 5-year and 7-year maturities – trade at yields only marginally
below longer-term rates such as 10-year U.S. Treasuries.

This flattening of the rates curve is typical as the economy strengthens

and
the market anticipates increases in short-term rates by the Fed. As economic and/or inflation data strengthen and the market
anticipates progressively more increases in short-term rates, this flattening effect intensifies as well. Eventually the rates curve could
actually invert, whereby the intermediate rates mentioned above actually yield more than longer-term rates.

This would occur when the
market anticipates the increases to short-term rates by the Fed will actually slow the economy too much in the future and a possible
recession is on the horizon.

However, recent developments in the Ukraine have reversed some of the compression in the treasury curve as shorter term rates have decreased more than longer-term rates, a sign of a “flight to quality” rally as investors across the
globe seek the safety of short-term US treasury securities in times of duress.

Given the unprecedented nature of the monetary and
fiscal stimulus needed to combat the pandemic and the related supercharged effect on the economy, the current recovery and pending
rate increase cycle will be even more difficult to manage by the Fed and we expect that such an outcome is more likely to occur than in
past cycles.
The Agency MBS Market
As was anticipated, the Fed announced a tapering of their U.S.

Treasury and Agency MBS asset purchases at their November
2021 meeting.

As described above, the forthcoming data was likely to necessitate an accelerated pace of accommodation removal
and in December of 2021, and again in January of 2022, the Fed announced revised schedules for tapering.

This means a material
source of demand for Agency MBS is about to leave the market.

Given Fed purchases are a source of reserves into the banking system, this also means banks, which have also been a material source for Agency MBS, may also be buying fewer securities.
However, the securities that were the focus of the Fed and bank buying, namely production coupon securities, performed relatively well
during the fourth quarter of 2021.
Total

returns for Agency MBS for the quarter and year ended December 31, 2021 were -0.4% and -1.2%, respectively.

Agency
MBS returns generally trailed other major domestic fixed income categories.

High yield debt returned 0.7% and 5.4% for the quarter
and year ended December 31, 2021, respectively.

Investment grade returns for the same two periods were 0.2% and -1.0%, respectively.

Legacy non-Agency MBS returns were equal to or exceeded high yield returns.

Relative to comparable duration U.S.
Treasuries Agency MBS returns were -1.0% and -1.6%, respectively for the same two periods.

Again, these returns trailed the same
other major domestic fixed-income categories and by comparable amounts.

Within the Agency MBS 30-year coupons, production
coupons – 2.0% and 2.5% - outperformed higher, liquid securities – 3.0% and 3.5% - both on absolute terms and relative to
comparable duration U.S. Treasuries for the fourth quarter of 2021.

Recent Legislative and Regulatory Developments
The Fed conducted large scale overnight repo operations from late 2019 until

July 2020 to address disruptions in the U.S.
Treasury, Agency debt and Agency MBS financing markets. These operations ceased in July 2020 after the central bank successfully tamed volatile funding costs that had threatened to cause disruption across the financial system.

The Fed has taken a number of other actions to stabilize markets as a result of the impacts of the COVID-19 pandemic. On March
15, 2020, the Fed announced a $700 billion asset purchase program to provide liquidity to the U.S. Treasury and Agency MBS
markets. Specifically, the Fed announced that it would purchase at least $500 billion of U.S. Treasuries and at least $200 billion of
Agency MBS. The Fed also lowered the Fed Funds rate to a range of 0.0% – 0.25%,

after having already lowered the Fed Funds rate
by 50 bps on March 3, 2020. On June 30, 2020, Fed Chairman Powell announced expectations to maintain interest rates at this level
until the Fed is confident that the economy has weathered recent events and is on track to achieve maximum employment and price
stability goals. The Federal Open Market Committee (“FOMC”) continued to reaffirm this commitment at all subsequent meetings
through December of 2021, as well as an intention to allow inflation to climb modestly above their 2% target and maintain that level for
a period sufficient for inflation to average 2% long term. On January 26, 2022, the FOMC reiterated its goals of maximum employment
and a 2% long-run inflation rate and stated that, with a strong labor market and inflation well above 2%, it expected it would soon be
appropriate to raise the target federal funds rate.
The COVID-19 pandemic and the actions taken to contain and minimize its impact resulted in the deterioration of the markets for
U.S. Treasuries, Agency MBS and other mortgage and fixed income markets. As a result, investors liquidated significant holdings in
these assets. In response, on March 23, 2020, the Fed announced a program to acquire U.S. Treasuries and Agency MBS in the
amounts needed to support smooth market functioning. With these purchases, market conditions improved substantially, and in early
April, the Fed began to gradually reduce the pace of these purchases. Through

November of 2021, the Fed was committed to
purchasing $80 billion of U.S. Treasuries and $40 billion of Agency MBS each month. In November of 2021,

it began tapering its net
asset purchases each month, reducing them to $70 billion, $60 billion and $40 billion of U.S. Treasuries and $35 billion, $30 billion and
$20 billion of Agency MBS in November of 2021, December of 2021 and January

of 2022, respectively.

On January 26, 2022, the
FOMC announced that it would continue to increase its holdings of U.S. Treasuries by $20 billion per month and its holdings of Agency
MBS by $10 billion per month for February of 2022 and would end its net asset purchases entirely by early March of 2022.

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

On January 29, 2021, the CDC issued guidance extending
eviction moratoriums for covered persons through March 31, 2021. The FHFA subsequently extended the foreclosure moratorium
begun under the CARES Act for loans backed by Fannie Mae and Freddie

Mac and the eviction moratorium for real estate owned by
Fannie Mae and Freddie Mac until July 31, 2021 and September 30, 2021, respectively. The U.S. Housing and Urban Development
Department subsequently extended the FHA foreclosure and eviction moratoria to July 31, 2021 and September 30, 2021, respectively.

Despite the expirations of these foreclosure moratoria, a final rule adopted by the CFPB on June 28, 2021 effectively prohibited
servicers from initiating a foreclosure before January 1, 2022 in most instances.

On March 11, 2021, President Biden signed into law an additional $1.9 trillion coronavirus aid package as part of the American
Rescue Plan Act of 2021.

This law provided for, among other things, direct payments to most Americans with a gross income of less than $75,000 a year, expansion of the child tax credit, extension of expanded unemployment benefits through September

6, 2021,
funding for procurement of vaccines and health providers, loans to qualified businesses,

funding for rental and mortgage assistance
and funding for schools. The expanded federal unemployment benefits expired on September

6, 2021.
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

These letter agreements
provide, in part, (i) there will be no exit from conservatorship until all material litigation is settled and the GSE has common equity Tier 1 capital of at least 3% of its assets, (ii) the GSEs will comply with the FHFA’s

regulatory capital framework, (iii) higher-risk single-family mortgage acquisitions will be restricted to current levels, and (iv) the U.S. Treasury and the FHFA will establish a timeline and process for future GSE reform. However, no definitive proposals or legislation have been released or enacted with respect to ending the
conservatorship, unwinding the GSEs, or materially reducing the roles of the GSEs in the U.S. mortgage market. On September 14,
2021, the U.S. Treasury and the FHFA suspended certain policy provisions in the January agreement, including limits on loans acquired for cash consideration, multifamily loans, loans with higher risk characteristics and second homes and investment properties.

On September 15, 2021, the FHFA announced a notice of proposed rulemaking for the purpose of amending the December rule to,
among other things, reduce the Tier 1 capital and risk-weight floor requirements.
In 2017, policymakers announced that LIBOR would be replaced by December

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

Notwithstanding this possible extension, a joint statement by key regulatory authorities calls on banks to cease
entering into new contracts that use USD LIBOR as a reference rate by no later than December 31, 2021. The ARRC, a steering
committee comprised of large U.S. financial institutions, has proposed replacing

USD-LIBOR with a new SOFR, a rate based on U.S.
repo trading. Many banks believe that it may take four to five years to complete the transition to SOFR, despite the December 31, 2021
deadline. We will monitor the emergence of SOFR carefully as it appears likely to become the new benchmark for hedges and a range
of interest rate investments. At this time, however, no consensus exists as to what rate or rates may become accepted alternatives to
LIBOR.
On December 7, 2021, the CFPB released a final rule that amends Regulation

Z, which implemented the Truth in Lending Act,
aimed at addressing cessation of LIBOR for both closed-end (e.g., home mortgage) and open-end (e.g., home equity line of credit)
products. The rule, which mostly becomes effective in April of 2022, establishes requirements for the selection of replacement indices
for existing LIBOR-linked consumer loans. Although the rule does not mandate the use of SOFR as the alternative rate, it identifies
SOFR as a comparable rate for closed-end products and states that for open-end products,

the CFPB has determined that ARRC’s
recommended spread-adjusted indices based on SOFR for consumer products to replace the one-month, three-month, or six-month
USD LIBOR index “have historical fluctuations that are substantially similar to those of the LIBOR indices that they are intended to
replace.” The CFPB reserved judgment, however, on a SOFR-based spread-adjusted replacement index to replace the one-year USD
LIBOR until it obtained additional information.

On December 8, 2021, the House of Representatives passed the Adjustable Interest

Rate (LIBOR) Act of 2021 (H.R. 4616) (the
“LIBOR Act”), which provides for a statutory replacement benchmark rate for contracts that use LIBOR as a benchmark and do not
contain any fallback mechanism independent of LIBOR. Pursuant to the LIBOR

Act, SOFR becomes the new benchmark rate by
operation of law for any such contract. The LIBOR Act establishes a safe harbor from litigation for claims arising out of or related to the
use of SOFR as the recommended benchmark replacement. The LIBOR Act makes clear that it should not be construed to disfavor the
use of any benchmark on a prospective basis.
The LIBOR Act also attempts to forestall challenges that it is impairing contracts. It provides that the discontinuance of LIBOR and
the automatic statutory transition to a replacement rate neither impairs or affects the rights of a party to receive payment under such
contracts, nor allows a party to discharge their performance obligations or to declare a breach of contract. It amends the Trust
Indenture Act of 1939 to state that the “the right of any holder of any indenture security to receive payment of the principal of and interest on such indenture security shall not be deemed to be impaired or affected” by application of the LIBOR Act to any indenture
security.

On December 9, 2021, the United States Senate referred the LIBOR Act to the Committee on Banking, Housing and Urban
Affairs.
One-week and two-month U.S. dollar LIBOR rates phased out on December

31, 2021, but other U.S. dollar tenors may continue
until June 30, 2023. We will monitor the emergence of SOFR carefully as it appears likely to become the new benchmark for hedges
and a range of interest rate investments. At this time, however, no consensus exists as to what rate or rates may become accepted
alternatives to LIBOR.
Effective January 1, 2021, Fannie Mae, in alignment with Freddie Mac, extended the timeframe for its delinquent loan buyout
policy for Single-Family Uniform Mortgage-Backed Securities (UMBS)

and Mortgage-Backed Securities (MBS) from four consecutively missed monthly payments to twenty-four consecutively missed monthly payments (i.e.,

24 months past due). This new timeframe
applied to outstanding single-family pools and newly issued single-family pools and was first reflected when January 2021 factors were
released on the fourth business day in February 2021.

For Agency MBS investors, when a delinquent loan is bought out of a pool of mortgage loans, the removal of the loan from the
pool is the same as a total prepayment of the loan.

The respective GSEs anticipated, however, that delinquent loans will be repurchased in most cases before the 24-month deadline under one of the following exceptions listed below.
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
•

a loan referred to foreclosure.
Because of these exceptions, the GSEs believe based on prevailing assumptions and market conditions this change will have only
a marginal impact on prepayment speeds, in aggregate. Cohort level impacts may vary. For example, more than half of loans referred
to foreclosure are historically referred within six months of delinquency. The degree to which speeds are affected depends on delinquency levels, borrower response, and referral to foreclosure timelines.
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

Some of the
instruments the Company may use to hedge our Agency MBS assets, such as interest rate futures, swaps and swaptions, are stable
average life instruments.

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
MBS market. However, in November 2021 the Fed announced a tapering of these purchases. The Fed’s reduction of these purchases could negatively impact our investment portfolio. Further, the moratoriums on foreclosures and evictions described above will likely
delay potential defaults on loans that would otherwise be bought out of Agency MBS pools as described above.

Depending on the
ultimate resolution of the foreclosures

or evictions, when and if they occur, these loans may be removed from the pool into which they were securitized. If this were to occur, it would have the effect of delaying a prepayment on the Company’s securities until such time.
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
Summary
The country and economy currently appear to be on the verge of recovering from the COVID-19 pandemic.

While the virus
continues to infect people and often results in hospitalizations and deaths,

the effect on economic activity has decreased materially.

Coupled with unprecedented monetary and fiscal policy, the most significant combination of the two since the Second World War, the fading effect of the pandemic is clearly causing the economy to run at unsustainable levels, resulting in very tight labor markets and the
highest levels of inflation in decades. The Fed has begun the rapid transformation from accommodation to constraint and will likely
begin raising short-term rates at their meeting in March of 2022.

Currently the market anticipates the Fed will continue to raise rates throughout the year and into 2023, possibly by as much as 200 basis points.

Further, they are rapidly winding down their asset
purchases and will likely stop asset purchases altogether – possibly by the end of the year – as they begin the process of “normalizing”
the size of their balance sheet.

Market experts estimate the Fed may have to shrink the size of their balance sheet by up to $4 trillion,
and over a much shorter time frame than the last time they did so over the period from 2017 to 2019.

The effect of these developments
on the level of interest rates has been a material flattening of the U.S.

Treasury curve, whereby short and intermediate term rates rise and more so relative to longer maturity U.S. Treasuries.

For the Company, this means our funding costs are likely to rise materially over the course of 2022 and possibly into 2023.

While
longer-term maturities have not risen as much as short and intermediate term rates,

they have risen and refinancing and purchase
activity in the residential housing market is likely to slow. If this occurs, it would slow premium amortization on the Company’s Agency
MBS securities. The net effect of higher funding costs and slower premium amortization will depend on the extent and timing of both,
but may reduce the Company’s net interest income, and perhaps materially so, over this period.

These developments will likely impact Orchid Island Capital in a similar manner. In particular, Orchid’s ability to grow or maintain its capital base at its current level could be adversely affected if these developments continue to pressure Orchid’s MBS assets.

This
could slow the growth of or reduce the Company’s advisory service revenues and could reduce the amount of dividends paid by Orchid
on its common stock.
All of the above developments are being impacted by the geo-political events in the Ukraine which may cause the Fed to alter their
monetary policy decisions over the course of 2022 and beyond.

However, given the level of inflation and strength of the economy at present, such developments would likely have to be severe in order to meaningfully impact the path of monetary policy over the near-
term.
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

As discussed

in Note 14

to the financial

statements,

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
MBS.
●
First, the

Company obtains

fair values

from subscription-based

independent

pricing services.

●
Second, the

Company requests

non-binding

quotes from

one to four

broker-dealers

for certain

MBS in order

to validate

the
values obtained

by the pricing

service. The

Company requests

these quotes

from broker-dealers

that actively

trade and

make
markets in

the respective

asset class

for which

the quote

is requested.

●
Third, the

Company reviews

the values

obtained

by the pricing

source and

the broker-dealers

for consistency

across similar
assets.

●
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

Accounting
Standards

Board (the

“FASB”) Accounting

Standards

Codification

(“ASC”)

Topic 820, Fair Value Measurements.
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
Capital Expenditures
At December 31, 2021, we had no material commitments for capital expenditures.
ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET

RISK.

Not Applicable.

ITEM 8. Financial

Statements

and Supplementary

Data.
Index to Financial

Statements

Report of

Independent

Registered

Public Accounting

Firm (
BDO USA, LLP
:
West Palm Beach, FL
; PCAOB ID#
243
) 63
Consolidated

Balance Sheets
65
Consolidated

Statements

of Operations
66
Consolidated

Statements

of Equity
67
Consolidated

Statements

of Cash Flows
68
Notes to

Consolidated

Financial

Statements
69

Report of Independent Registered Public

Accounting Firm
Stockholders and Board of Directors

Bimini Capital Management, Inc.
Vero Beach, Florida
Opinion on the Consolidated Financial

Statements

We

have

audited

the

accompanying

consolidated

balance

sheets

of

Bimini

Capital

Management,

Inc.

(the
“Company”) as of December 31, 2021 and 2020, the

related consolidated statements of operations, stockholders’
equity,

and cash

flows for

each of

the two

years in

the period

ended December 31,

2021, and

the related notes
(collectively

referred

to

as

the

“consolidated financial

statements”). In

our

opinion,

the

consolidated financial
statements present

fairly, in all material respects,

the financial

position of

the Company

at December

31, 2021 and
2020, and the results of its operations and its

cash flows for each of the two years

in the period ended December
31, 2021 ,

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

the

critical

audit

matters

below,

providing separate

opinions

on

the

critical

audit
matters or on the accounts or disclosures

to which they relate.
Realizability of deferred tax assets
As described in Note 12 to the consolidated

financial statements, the Company has recorded

$64.8 million in gross
deferred tax

assets as

of December

31, 2021

and recorded

a valuation

allowance of

$29.8 million.

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

We identified assessing

the realizability of

deferred tax assets

as a critical

audit matter. Specifically, we identified
there is significant judgment required by management in formulating the forecast of taxable income over the net operating loss expiration periods

to determine the

amount of deferred

tax assets that were

more-likely-than-not
to be realized

in the future. Auditing

these forecasts involved especially challenging

auditor judgment, including
the need for specialized knowledge and skill

in assessing these elements.

The primary procedures we performed

to address this critical audit matter included:
●
Evaluating the design

and implementation

of controls relating

to the projection

of taxable income

in future
periods, including controls over management’s process to select the assumptions utilized.
●
Evaluating the positive and negative evidence in assessing whether the deferred tax assets are more likely
than not to be utilized, including evaluating the trends of historical financial results, projected sources of taxable income in future periods, and market

information (such as interest yield curves).
●
Assessing the

reasonableness

of management’s

historical ability

to make

forecasts of

future taxable

income,
by performing a retrospective review of the

prior year’s estimates.
●
Utilizing personnel with specialized

knowledge and skill in

income taxes to

assist in the

evaluation of the
appropriateness of the Company’s positions and analysis of the realizability of the deferred tax assets.
Valuation of Investments in Mortgage-Backed Securities

As described

in Notes
1 and 14
to the

consolidated financial

statements, the

Company
accounts for

its
   mortgage-
backed

securities

at

fair

value,

which
totaled $60.8  m
illion

at

December

31,

2021.

The

fair

value

of

mortgage-
backed

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

●
Evaluating

the
design

and

implementation

of
controls
relating

to

the

valuation

of

mortgaged-backed
securities,

including
controls

over
management’s
process to

select

the

price from

multiple

pricing
sources.
●
Reviewing the
range

of

values

used

for

each

investment

position,
and assessing
the

price

selected
for
management bias by comparing

the price
to the high, low and

average of the range

of pricing sources.

●
Testing

the

reasonableness of

fair

values

determined by

management by

comparing the

fair

value of
certain securities to recent transactions,

if applicable.

●
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
West Palm Beach, Florida
March 11, 2022

BIMINI CAPITAL MANAGEMENT,

INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2021 and 2020
2021 2020
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
60,788,129
$
65,153,274
Unpledged
15,015
24,957
Total mortgage

-backed securities
60,803,144
65,178,231
Cash and cash equivalents
8,421,410
7,558,342
Restricted cash
1,391,000
3,353,015
Investment in Orchid Island Capital, Inc. common stock, at fair value
11,679,107
13,547,764
Accrued interest receivable
229,942
202,192
Property and equipment, net
2,024,190
2,093,440
Deferred tax assets, net of allowances
35,036,312
34,668,467
Due from affiliates
1,062,155
632,471
Other assets
1,437,381
1,466,647
Total Assets $
122,084,641
$
128,700,569
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
58,877,999
$
65,071,113
Long-term debt
27,438,976
27,612,781
Accrued interest payable
55,610
107,417
Other liabilities
2,712,206
1,421,409
Total Liabilities
89,084,791
94,212,720

Commitments and Contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of December 31, 2021 and 2020 - -
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
10,702,194
shares issued and outstanding as of December 31, 2021 and
11,608,555

shares issued
- -
and outstanding as of December 31, 2020
10,702
11,609
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of December 31, 2021 and 2020
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of December 31, 2021 and 2020
32
32
Additional paid-in capital
330,880,252
332,642,758
Accumulated deficit
(297,891,168)
(298,166,582)
Stockholders' Equity
32,999,850
34,487,849
Total Liabilities

and Equity
$
122,084,641
$
128,700,569
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONSOLIDATED STATEMENTS

OF OPERATIONS
For the Years Ended December 31, 2021

and 2020
2021 2020
Revenues:
Advisory services $
9,788,340
$
6,795,072
Interest income
2,237,217
3,764,003
Dividend income from Orchid Island Capital, Inc. common stock
2,024,379
1,752,730
Total revenues
14,049,936
12,311,805
Interest expense:
Repurchase agreements
(116,179)
(1,073,528)
Long-term debt
(996,794)
(1,150,613)
Net revenues
12,936,963
10,087,664
Other income (expense)
Unrealized (losses) gains on mortgage-backed securities
(3,098,866)
111,615
Realized gains (losses) on mortgage-backed securities
69,498
(5,744,589)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock
(1,868,657)
583,961
Losses on derivative instruments
(198)
(5,292,521)
Gains on retained interests in securitizations
-
58,735
Other income
154,191
3,478
Other expense, net
(4,744,032)
(10,279,321)
Expenses:
Compensation and related benefits
5,721,315
4,235,487
Directors' fees and liability insurance
762,735
690,713
Audit, legal and other professional fees
513,925
576,662
Administrative and other expenses
1,287,387
1,164,039
Total expenses
8,285,362
6,666,901
Net loss before income tax benefit
(92,431)
(6,858,558)
Income tax benefit
(367,845)
(1,369,416)
Net income (loss) $
275,414
$
(5,489,142)
Basic and Diluted Net Income (Loss) Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
0.02
$
(0.47)
CLASS B COMMON STOCK
Basic and Diluted $
0.02
$
(0.47)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
11,198,434
11,608,555
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC
CONSOLIDATED STATEMENTS

OF EQUITY
Years Ended December 31, 2021 and 2020
Stockholders' Equity
Common Stock Additional Accumulated
Shares Par Value Paid-in Capital Deficit Total
Balances, January 1, 2020
11,672,431
$
11,673
$
332,642,758
$
(292,677,440)
$
39,976,991
Net loss -
-
-
(5,489,142)
(5,489,142)
Balances, December 31, 2020
11,672,431
11,673
332,642,758
(298,166,582)
34,487,849
Net income -
-
-
275,414
275,414
Class A common shares repurchased and retired
(906,361)
(907)
(1,762,506)
-
(1,763,413)
Balances, December 31, 2021
10,766,070
$
10,766
$
330,880,252
$
(297,891,168)
$
32,999,850
See Notes to Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONSOLIDATED STATEMENTS

OF CASH FLOWS
Years Ended December 31, 2021 and 2020
2021 2020
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net income (loss) $
275,414
$
(5,489,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation
69,250
69,536
Deferred income tax
(367,845)
(1,379,931)
Losses on mortgage-backed securities
3,029,368
5,632,974
Gains on retained interests in securitizations
-
(58,735)
Gain from disposition of real property held for sale
-
(11,591)
PPP loan forgiveness
(153,724)
-
Realized losses on forward settling to-be-announced securities
-
1,441,406
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock
1,868,657
(583,961)
Changes in operating assets and liabilities:
Accrued interest receivable
(27,750)
548,683
Due from affiliates
(429,684)
(10,351)
Other assets
29,266
1,629,514
Accrued interest payable
(50,248)
(537,885)
Other liabilities
1,290,797
48,469
NET CASH PROVIDED BY OPERATING

ACTIVITIES
5,533,501
1,298,986
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(26,189,505)
(43,129,835)
Sales
13,063,248
176,249,711
Principal repayments
14,471,976
13,909,872
Payments received on retained interests in securitizations
-
58,735
Net settlement of forward settling TBA contracts
-
(1,500,000)
Purchases of Orchid Island Capital, Inc. common stock
-
(4,071,592)
Proceeds from disposition of real property held for sale
-
461,590
NET CASH PROVIDED BY INVESTING ACTIVITIES
1,345,719
141,978,481
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
293,283,000
538,558,549
Principal repayments on repurchase agreements
(299,476,114)
(683,441,436)
Proceeds from long-term debt
-
152,165
Principal repayments on long-term debt
(21,640)
(20,505)
Class A common shares repurchased and retired
(1,763,413)
-
NET CASH USED IN FINANCING ACTIVITIES
(7,978,167)
(144,751,227)
NET DECREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(1,098,947)
(1,473,760)
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the year
10,911,357
12,385,117
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the year
$
9,812,410
$
10,911,357
SUPPLEMENTAL DISCLOSURE OF

CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest $
1,164,780
$
2,762,026
Income taxes $
-
$
(1,581,828)
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

Royal
Palm Capital, LLC, which includes its wholly-owned subsidiary, Bimini Advisors Holdings, LLC.
Bimini Advisors Holdings, LLC and its wholly-owned subsidiary, Bimini Advisors, LLC

(
an investment advisor registered with the
Securities and Exchange Commission), are collectively referred to as "Bimini Advisors."

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

Significant estimates affecting the accompanying consolidated financial statements include determining the fair
values of MBS and derivatives, determining the amounts of asset valuation allowances,

and the computation of the income tax
provision or benefit and the deferred tax asset allowances recorded for each accounting period.
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

December

31, 2021
and 2020.
2021 2020
Cash and cash equivalents $
8,421,410
$
7,558,342
Restricted cash
1,391,000
3,353,015
Total cash, cash equivalents

and restricted cash
$
9,812,410
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
Mortgage-Backed Securities
The Company invests primarily in pass-through (“PT”) mortgage-backed certificates issued by Freddie Mac, Fannie Mae or Ginnie
Mae (“MBS”), collateralized mortgage obligations (“CMOs”),

interest-only (“IO”) securities and inverse interest-only (“IIO”) securities representing interest in or obligations backed by pools of mortgage-backed loans.

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

Derivative instruments are carried at fair value, and changes in fair value are recorded in the consolidated statements of
operations for each period. The Company’s derivative financial instruments are not designated as hedge accounting relationships, but
rather are used as economic hedges of its portfolio assets and liabilities. Gains and losses on derivatives, except those that result in
cash receipts or payments, are included in operating activities on the statements of cash flows. Cash payments and cash receipts from

settlements of derivatives,

including current period net cash settlements on interest rate swaps, is classified as an investing activity on
the statements of cash flows.
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

Property and equipment is recorded at acquisition cost and depreciated to their respective salvage values using the straight-line
method over the estimated useful lives of the assets. Depreciation is included in administrative and other expenses in the consolidated
statement of operations.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04 “Reference Rate Reform (Topic 848): Facilitation
of the Effects of Reference Rate Reform on Financial Reporting.”

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
and
● One-twelfth of 1.00% of the Orchid’s month-end equity that is greater than $500 million.
Orchid is obligated to reimburse Bimini Advisors for any direct expenses incurred on its behalf and to pay to Bimini Advisors an
amount equal to Orchid's pro rata portion of certain overhead costs set forth in the management agreement. The management
agreement has been renewed through February 20, 2023 and provides for automatic one-year extension options thereafter. Should
Orchid terminate the management agreement without cause, it will be obligated to pay Bimini Advisors a termination fee equal to three
times the average annual management fee, as defined in the management agreement,

before or on the last day of the automatic
renewal term.
The following table summarizes the advisory services revenue from

Orchid for the years ended December 31, 2021 and 2020.
(in thousands)
2021 2020
Management fee $
8,156
$
5,281
Allocated overhead
1,632
1,514
Total $
9,788
$
6,795
At December 31, 2021 and 2020, the net amount due from Orchid was approximately

$
1.1

million and $
0.6

million, respectively.
NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of December

31, 2021

and 2020:
(in thousands)
2021 2020
Fixed-rate Mortgages

$
58,029
$
64,902
Interest-Only Securities
2,759
251
Inverse Interest-Only Securities
15
25
Total $
60,803
$
65,178
The following

table is a

summary of

our net gain

(loss) from

the sale of

MBS for

the years

ended December

31, 2021 and

2020:
(in thousands)
2021 2020
Proceeds from sales of MBS $
13,063
$
176,250

Carrying value of MBS sold
12,994
181,995
Net gain (loss) on sales of MBS $
69
$
(5,745)
Gross gain sales of MBS $
69
$
60
Gross loss on sales of MBS
-
(5,805)
Net gain (loss) on sales of MBS $
69
$
(5,745)
NOTE 4.

PROPERTY AND EQUIPMENT, NET
The composition

of property

and equipment

at December

31, 2021

and 2020

follows:
(in thousands)
2021 2020
Land $
1,185
$
1,185
Buildings and improvements
1,827
1,827
Computer equipment and software
26
181
Office furniture and equipment
193
198
Total cost
3,231
3,391
Less accumulated depreciation and amortization
1,207
1,298
Property and equipment, net $
2,024
$
2,093
Depreciation

of property

and equipment

totaled approximately

$
69,000

and $
70,000

for the years

ended December

31, 2021

and
2020, respectively.
NOTE 5.

OTHER ASSETS
The composition of other assets at December 31, 2021 and 2020 follows:
(in thousands)
2021 2020
Investment in Bimini Capital Trust II $
804
$
804
Prepaid expenses
297
278
Servicing advances
159
205
Other
177
180
Total other

assets
$
1,437
$
1,467
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
2021 and

2020, management

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

31, 2021,

the Company

had met all

margin call
requirements.

As of December

31, 2021

and December

31, 2020,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
December 31, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
60,859
$
159
$
-
$
61,018
Repurchase agreement liabilities associated with
these securities $
-
$
58,793
$
85
$
-
$
58,878
Net weighted average borrowing rate -
0.14%
0.70%
-
0.14%
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

$
1.4

million and

$
3.4

million as
of December

31, 2021

and 2020,

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
3.5

million and

$
3.6

million,
respectively.

The Company

did not

have an amount

at risk with

any individual

counterparty

greater

than 10%

of the Company’s

equity at
December

31, 2021

and December

31, 2020.

NOTE 7. PLEDGED ASSETS
Assets Pledged

to Counterparties
The table

below summarizes

Bimini’s assets

pledged

as collateral

under its

repurchase

agreements

and derivative

agreements

as of
December

31, 2021

and 2020.
($ in thousands)
December 31, 2021 December 31, 2020
Repurchase Derivative Repurchase Derivative
Assets Pledged to Counterparties Agreements Agreements Total Agreements Agreements Total
PT MBS - at fair value $
58,029
$
-
$
58,029
$
64,902
$
-
$
64,902
Structured MBS - at fair value
2,759
-
2,759
251
-
251
Accrued interest on pledged securities
230
-
230
201
-
201
Cash
1,391
-
1,391
3,352
1
3,353
Total $
62,409
$
-
$
62,409
$
68,706
$
1
$
68,707
Assets Pledged

from Counterparties

The table

below summarizes

assets pledged

to Bimini

from counterparties

under repurchase

agreements

as of December

31, 2021
and 2020.

Cash received

as margin

is recognized

in cash and

cash equivalents

with a corresponding

amount recognized

as an increase

in
repurchase

agreements

in the consolidated

balance sheets.
($ in thousands)
Assets Pledged to Bimini 2021 2020
Cash $
106
$
80
Total $
106
$
80
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

31, 2021

and 2020.
(in thousands)
Offsetting of Liabilities
Net Amount Gross Amount Not Offset in the
of Liabilities Consolidated Balance Sheet
Gross Amount Presented Financial
Gross Amount Offset in the in the Instruments Cash
of Recognized Consolidated Consolidated Posted as Posted as Net
Liabilities Balance Sheet Balance Sheet Collateral Collateral Amount
December 31, 2021
Repurchase Agreements $
58,878
$
-
$
58,878
$
(57,487)
$
(1,391)
$
-
$
58,878
$
-
$
58,878
$
(57,487)
$
(1,391)
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
NOTE 9.

LONG-TERM DEBT
Long-term

debt at December

31, 2021

and 2020

is summarized

as follows:
(in thousands)
2021 2020
Junior subordinated debt $
26,804
$
26,804
Note payable
635
657
Paycheck Protection Plan ("PPP") loan
-
152
Total $
27,439
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

31, 2021

and 2020,

the outstanding

principal

balance on

the junior

subordinated

debt securities

owed to BCTII

was
$
26.8

million.

The BCTII

trust preferred

securities

and Bimini

Capital's

BCTII Junior

Subordinated

Notes have

a rate of

interest that

floats
at a spread

of
3.50
% over the

prevailing

three-month

LIBOR rate.

As of December

31, 2021,

the interest

rate was
3.70
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
5,000

through October

30, 2039.

Interest

accrues at
4.89
% through

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

loan had

a fixed rate

of
1.00
% and a term

of two years,

if not forgiven,

in whole or

in part.
The Small

Business Administration

notified the

Company that,

effective April

22, 2021,

all principal

and accrued

interest

under the

PPP
loan was

forgiven.
The table

below presents

the future

scheduled

principal

payments

on the Company’s

long-term

debt.
(in thousands)
Year Ending December

31,
Amounts
2022 $
23
2023
24
2024
25
2025
26
2026
28
Thereafter
27,313
Total $
27,439
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

have a $
0.001

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

Each share

of Class

B common

stock shall

automatically

be converted

into one

share of

Class A common

stock on the

first day

of the
fiscal quarter

following

the fiscal

quarter during

which the

Company's Board

of Directors

were notified

that, as

of the end

of such fiscal
quarter, the

stockholders'

equity attributable

to the Class

A common

stock,

calculated

on a pro

forma basis

as if conversion

of the Class

B
common stock

(or portion

thereof

to be converted)

had occurred,

and otherwise

determined

in accordance

with GAAP, equals

no less than
$
150.00

per share

(adjusted

equitably

for any stock

splits, stock

combinations,

stock dividends

or the like);

provided,

that the number

of
shares of

Class B common

stock to

be converted

into Class

A common

stock in any

quarter shall

not exceed

an amount

that will

cause the
stockholders'

equity attributable

to the Class

A common

stock calculated

as set forth

above to

be less than

$
150.00

per share;

provided
further, that

such conversions

shall continue

to occur

until all

shares of

Class B common

stock have

been converted

into shares

of Class

A
common stock;

and provided

further, that

the total

number of

shares of

Class A common

stock issuable

upon conversion

of the Class

B
common stock

shall not

exceed
3
% of the

total shares

of common

stock outstanding

prior to

completion

of an initial

public offering

of Bimini
Capital's

Class A common

stock.

Class C

Common Stock

No dividends

will be paid

on the Class

C common

stock.

Holders

of shares

of Class

C common

stock are

not entitled

to vote

on any
matter submitted

to a vote

of stockholders,

including

the election

of directors,

except that

any matters

that would

adversely affect

the rights
and privileges

of the Class

C common

stock as a

separate

class shall

require the

approval

of a majority

of the Class

C common

stock.

Each share

of Class

C common

stock shall

automatically

be converted

into one

share of

Class A common

stock on the

first day

of the
fiscal quarter

following

the fiscal

quarter during

which the

Company's Board

of Directors

were notified

that, as

of the end

of such fiscal
quarter, the

stockholders'

equity attributable

to the Class

A common

stock,

calculated

on a pro

forma basis

as if conversion

of the Class

C
common stock

had occurred

and giving

effect to the

conversion

of all of

the shares

of Class B

common stock

as of such

date, and
otherwise

determined

in accordance

with GAAP, equals

no less than

$
150.00

per share

(adjusted

equitably

for any stock

splits,

stock
combinations,

stock dividends

or the like);

provided,

that the

number of

shares of

Class C common

stock to be

converted

into Class

A
common stock

shall not

exceed an

amount that

will cause

the stockholders'

equity attributable

to the Class

A common

stock calculated

as
set forth

above to

be less than

$
150.00

per share;

and provided

further, that

such conversions

shall continue

to occur until

all shares

of
Class C common

stock have

been converted

into shares

of Class A

common stock

and provided

further, that

the total

number of

shares of
Class A common

stock issuable

upon conversion

of the Class

C common

stock shall

not exceed
3
% of the

total shares

of common

stock
outstanding

prior to

completion

of an initial

public offering

of Bimini

Capital's

Class A common

stock.
Preferred Stock
General

There are
10,000,000

authorized shares of preferred stock, with a $
0.001

par value per share. The Company's Board of Directors
has the authority to classify any unissued shares of preferred stock and to reclassify any previously classified but unissued shares of
any series of preferred stock previously authorized by the Board of Directors.

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

Classified and Designated Shares
Pursuant to the Company’s supplementary amendment of its charter, effective November 3, 2005, and by resolutions adopted on
September 29, 2005, the Company’s Board of Directors classified and designated
1,800,000

shares of the authorized but unissued
preferred stock, $
0.001

par value, as Class A Redeemable Preferred Stock and
2,000,000

shares of the authorized but unissued
preferred stock as Class B Redeemable Preferred Stock.
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

In 2015 the Board approved Articles Supplementary to the Company’s charter reclassifying and designating
1,800,000

shares of
authorized but unissued Class A Redeemable Preferred Stock and
2,000,000

shares of authorized but unissued Class B Redeemable
Preferred Stock into undesignated preferred stock, par value $
0.001

per share, of the Company (“Preferred Stock”). After giving effect to the reclassification and designation of the shares of Class A Preferred Stock and Class B Preferred Stock, the Company has
authority to issue
10,000,000

shares of undesignated Preferred Stock and no shares of Class A Preferred

Stock or Class B Preferred
Stock. The Articles Supplementary were filed with the State Department of Assessments and Taxation of Maryland (the “SDAT”) and
became effective upon filing on December 21, 2015.

In 2015 the Board approved Articles Supplementary to the Company’s charter creating a new series of Preferred Stock designated
as Series A Junior Preferred Stock, par value $
0.001

per share, of the Company (the “Series A Preferred Stock”). The Articles
Supplementary were filed with the SDAT and became effective upon filing on December 21, 2015.

Rights Plan
On
December 21, 2015

the Board adopted a rights agreement and declared a distribution of one preferred stock purchase right
(“Right”) for each outstanding share of the Company’s Class A common stock, Class B common stock, and Class C common stock.
The distribution was payable to stockholders of record as of the close of business on December 21, 2015.
The Rights
. Subject to the terms, provisions and conditions of the Rights Plan, if the

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
4.9
% or more of the outstanding Class A common stock without the approval of the
Board of Directors (an “Acquiring Person”) and (ii) 10 business days after the commencement of a tender or exchange offer by a
person or group for
4.9
% or more of the Class A common stock.
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
Exchange
. After the Distribution Date and following a determination by the

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

(subject to adjustment).

Expiration . The Rights and the Rights Plan will expire on the earliest of (i)
December 21, 2025
, (ii) the time at which the Rights are
redeemed pursuant to the Rights Plan, (iii) the time at which the Rights are exchanged pursuant to the Rights Plan, (iv) the repeal of
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

31, 2021 and

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

period beginning

January 1,

2021 through

September

16, 2021,

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

During the

year ended

December

31, 2021,
the Company
repurchased

a total of
92,287

shares at

an aggregate

cost of approximately

$
192,905
, including

commissions

and fees,

for a weighted
average price

of $
2.09

per share

under the

2021 repurchase

Plan.
Subsequent

to December

31, 2021,

and through

March 10,

2022, the
Company repurchased

a total of
170,422

shares at

an aggregate

cost of approximately

$
343,732
, including

commissions

and fees,

for a
weighted

average price

of $
2.02

per share.
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

LLC) prior to the date Royal Palm’s mortgage origination
operations ceased in 2007. In November 2021, Citigroup notified the Company of additional indemnity claims totaling $0.2 million. The
demands are based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’s.

The Company
believes the demands are without merit and intends to defend against the demands vigorously.

No provision or accrual has been
recorded as of December 31, 2021 related to the Citigroup demands.
Management is not aware of any other significant reported or unreported contingencies at December 31, 2021.
NOTE 12.

INCOME TAXES
In 2021, the Company recorded an income tax benefit of $
0.4

million, including a $
2.2

million decrease in the deferred tax asset
valuation allowance as a result of management’s reassessment of the Company’s ability to utilize net operating losses (“NOLs”) and
capital loss carryforwards to offset future taxable income. In 2020, the Company recorded an income tax benefit of $
1.4

million,
including a $
0.3

million increase in the deferred tax asset valuation allowance as a result of management’s reassessment of the
Company’s ability to utilize NOLs and capital loss carryforwards to offset future taxable income.
The income tax benefit included in the consolidated statements of operations consists of the following for the years ended
December 31, 2021 and 2020:
(in thousands)
2021 2020
Current $
-
$
10
Deferred
(368)
(1,379)
Income tax benefit, net $
(368)
$
(1,369)

The income tax provision differs from the amount computed by applying the federal income tax statutory rate of 21 percent on
income or loss before income tax expense.

A reconciliation for the years ended December 31, 2021 and 2020 is presented in the table
below.
(in thousands)
2021 2020
Federal tax benefit based on statutory rate applicable for each year $
(19)
$
(1,440)
State income tax benefit
(8)
(302)
Non-deductible expenses
631
-
(Decrease) increase of deferred tax asset valuation allowance
(2,191)
349
Other
1,219
24
Income tax benefit $
(368)
$
(1,369)
Deferred tax assets consisted of the following as of December 31, 2021 and 2020:
(in thousands)
2021 2020
Deferred tax assets:
Net operating loss carryforwards $
58,391
$
58,701
Orchid Island Capital, Inc. common stock
3,198
3,083
MBS unrealized losses and gains
582
241
Capital loss carryforwards
1,423
2,573
Management agreement
813
813
Other
413
1,232
64,820
66,643
Valuation allowance
(29,784)
(31,975)
Net deferred tax assets $
35,036
$
34,668
As of

December 31,

2021 and

2020, the

Company had

federal NOL

carryforwards of

approximately $
267.7

million and

$
268.9

million,
respectively, and Florida NOL

carryforwards of $
39.6

million and $
40.8

million, respectively. The NOL

carryforwards can

be used to

offset
future taxable income and will begin to expire in 2026.
In connection

with Orchid’s

2013 IPO,

Bimini Advisors

paid for,

and expensed

for GAAP

purposes, certain

offering costs

totaling
approximately

$
3.2

million.

For

tax

purposes,

these

offering

costs

created

an

intangible

asset

related

to

the

Orchid

management
agreement with a tax basis of

$
3.2

million. The deferred tax asset related

to the intangible asset at December

31, 2021 and 2020 totaled
$
0.8

million and $
0.8

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

31, 2021

and 2020.
The table

below reconciles

the numerators

and denominators

of the basic

and diluted

EPS.
(in thousands, except per-share information)
2021 2020
Basic and diluted EPS per Class A common share:
Income (loss) attributable to Class A common shares:
Basic and diluted $
274
$
(5,474)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date
10,702
11,609
Effect of weighting

496
-
Weighted average shares-basic and diluted
11,198
11,609
Income (loss) per Class A common share:
Basic and diluted $
0.02
$
(0.47)
(in thousands, except per-share information)
2021 2020
Basic and diluted EPS per Class B common share:
Income (loss) attributable to Class B common shares:
Basic and diluted $
1
$
(15)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date
32
32
Effect of weighting

-
-
Weighted average shares-basic and diluted
32
32
Income (loss) per Class B common share:
Basic and diluted $
0.02
$
(0.47)
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

31, 2021 and
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

31, 2021

and
2020:

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
December 31, 2021
Mortgage-backed securities $
60,803
$
-
$
60,803
$
-
Orchid Island Capital, Inc. common stock
11,679
11,679
-
-
December 31, 2020
Mortgage-backed securities $
65,178
$
-
$
65,178
$
-
Orchid Island Capital, Inc. common stock
13,548
13,548
-
-
During the

years ended

December

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

Total revenue received under this management
agreement for the years ended December 31, 2021 and 2020, were approximately

$
9.8

million and $
6.8

million, respectively,
accounting for approximately
70
% and
55
% of consolidated revenues, respectively.
The investment portfolio segment includes the investment activities conducted by Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.
Segment information for the years ended December 31, 2021 and 2020 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
9,788
$
-
$
-
$
-
$
9,788
Advisory services, other operating segments
(1)
147
-
-
(147)
-
Interest and dividend income
-
4,262
-
-
4,262
Interest expense
-
(116)
(997)
(2)
-
(1,113)
Net revenues
9,935
4,146
(997)
(147)
12,937
Other (expense) income
-
(4,898)
154
(3)
-
(4,744)
Operating expenses
(4)
(5,676)
(2,609)
-
-
(8,285)
Intercompany expenses
(1)
-
(147)
-
147
-
Income (loss) before income taxes $
4,259
$
(3,508)
$
(843)
$
-
$
(92)
Assets $
1,901
$
111,022
$
9,162
$

-
$
122,085
Asset Investment
Management Portfolio Corporate Eliminations Total
2020
Advisory services, external customers $
6,795
$
-
$
-
$
-
$
6,795

Advisory services, other operating segments
(1)
152
-
-
(152)
-
Interest and dividend income
-
5,517
-
-
5,517
Interest expense
-
(1,074)
(1,151)
(2)
-
(2,225)
Net revenues
6,947
4,443
(1,151)
(152)
10,087
Other expense
-
(9,825)
(454)
(3)
-
(10,279)
Operating expenses (4)
(3,653)
(3,014)
-
-
(6,667)
Intercompany expenses
(1)
-
(152)
-
152
-
Income (loss) before income taxes $
3,294
$
(8,548)
$
(1,605)
$
-
$
(6,859)
Assets $
1,469
$
113,764
$
13,468
$

-
$
128,701
(1)
Includes advisory services revenue received by Bimini Advisors from Royal Palm.
(2) Includes interest on long-term debt.
(3)
Includes income recognized on the forgiveness of the PPP loan and gains (losses)

on Eurodollar futures contracts entered into as a hedge on
junior subordinated notes.
(4)
Corporate expenses are allocated based on each segment’s proportional share of total revenues.
NOTE 16. RELATED PARTY TRANSACTIONS
Other Relationships with Orchid
At both December 31, 2021 and 2020, the Company owned
2,595,357

shares of Orchid common stock representing
approximately
1.5
% and
3.4
%, respectively, of Orchid’s outstanding common stock, on such dates. During the years ended December
31, 2021 and 2020, the Company received dividends on this common stock investment of approximately $
2.0

million and $
1.8

million,
respectively.
Robert Cauley, our Chief Executive Officer and Chairman of our Board of Directors, also serves as Chief Executive Officer and
Chairman of the Board of Directors of Orchid, is eligible to receive compensation from Orchid and owns shares of common stock of
Orchid.

Hunter Haas, our Chief Financial Officer, Chief Investment Officer and Treasurer, also serves as Chief Financial Officer, Chief
Investment Officer and Secretary of Orchid, is a member of Orchid’s Board of Directors, is eligible to receive compensation from
Orchid, and owns shares of common stock of Orchid.

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
Changes in Internal Controls over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s
most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over
financial reporting. In response to the COVID-19 pandemic, Company employees began working from home on March 23, 2020 and
generally returned to the office in June 2021.

Management took measures to ensure that the Company’s internal control over financial reporting were unchanged during this period.
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
●
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of
the assets of the Company;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial
statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company
are being made only in accordance with authorizations of management and directors of the Company; and
●
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
December 31, 2021.

In making this assessment, the Company’s management used criteria set forth in
Internal Control—Integrated
Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, the Company’s management believes that, as of December 31, 2021, the

Company’s
internal control over financial reporting was effective based on those criteria.

ITEM 9B.

OTHER INFORMATION.

None.
ITEM 9C.

DISCLOSURE

REGARDING

FOREIGN

JURISDICTIONS

THAT PREVENT INSPECTIONS.

Not applicable.

PART III
ITEM 10.

Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 and not otherwise set forth below is incorporated herein by reference to the Company's
definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders,

which the Company expects to file with the
U.S. Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2021 (the "Proxy
Statement").

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

The following information is filed as part of this Form 10-K:
Page
Report of Independent Registered Public Accounting Firm (BDO USA,

LLP;
West Palm Beach, FL; PCAOB ID#243)
63
Consolidated Balance Sheets 65
Consolidated Statements of Operations

66
Consolidated Statements of Equity

67
Consolidated Statements of Cash Flows

68
Notes to Consolidated Financial Statements 69
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
3.5
Certificate of Notice, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-
K, dated January 28, 2008, filed with the SEC on February 1, 2008
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
.
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
.
4.2
Description of the Company’s Capital Stock, incorporated by reference to Exhibit 4.2 to the Company’s
Annual Report on Form 10-K, filed with the SEC on March 27, 2020
.
10.1
Management Agreement between Orchid Island Capital, Inc. and Bimini Advisors, LLC date February 20,
2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated
February 20, 2013, filed with the SEC on February 20, 2013
.
10.2
First Amendment to Management Agreement dated as of April 1, 2014, incorporated by reference to Exhibit
10.1 to the Company’s Current Report on Form 8-K, dated April 3, 2014
.
10.3
Second Amendment to Management Agreement dated as of June 30, 2014, incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 3, 2014
.
10.4
Third Amendment to Management Agreement dated as of November 16, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 17, 2021, filed with the SEC on November 18, 2021.
10.5
Investment Allocation Agreement among the Company, Orchid Island Capital, Inc. and Bimini Advisors, LLC
dated February 20, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on
Form 8-K, dated February 20, 2013, filed with the SEC on February 20, 2013
.
10.6
Agreement between the Company and Robert E. Cauley dated June 30, 2009, regarding compensation payable in connection with certain termination or change of control events, incorporated by reference to
Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2009
.*
10.7
Agreement between the Company and G. Hunter Haas, IV dated June 30, 2009, regarding compensation payable in connection with certain termination or change of control events, incorporated by reference to
Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2009
.*
21.1
Subsidiaries of the Registrant
**
31.1
Certification of the Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities
Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
**
31.2
Certification of the Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities
Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
**
32.1
Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes Oxley Act of 2002
***
32.2
Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes Oxley Act of 2002
***
101.INS Instance Document****
101.SCH Taxonomy Extension Schema Document****
101.CAL Taxonomy Extension Calculation Linkbase Document****
101.DEF Additional Taxonomy Extension Definition Linkbase Document****
101.LAB Taxonomy Extension Label Linkbase Document****
101.PRE Taxonomy Extension Presentation Linkbase Document****
104 Cover Page Interactive Data File (embedded within the Inline XBRL document)
*

Management compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.
**

Filed herewith.
***

Furnished herewith
****

Submitted electronically herewith.
ITEM 16.

Form 10-K Summary.

The Company has elected not to provide summary information.

Signatures
Pursuant to the requirements

of Section 13 or 15(d)

of the Securities Exchange

Act of 1934, as amended,

the registrant has duly caused
this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIMINI CAPITAL MANAGEMENT,

INC.
Date:

March 11, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer
Date:

March 11, 2022
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of
the registrant and in the capacities indicated on March 11, 2022.
Signature Capacity
/s/ Robert E. Cauley
Robert E. Cauley Director, Chairman of the Board and
Chief Executive Officer
/s/ G. Hunter Haas, IV
G. Hunter Haas, IV President, Chief Financial Officer, Chief Investment Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ Robert J. Dwyer
Robert J. Dwyer Director
/s/ Frank E. Jaumot
Frank E. Jaumot Director