Form 10-Q
period 2022-03-31
BIMINI CAPITAL MANAGEMENT, INC.
filed 2022-05-13
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022
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
☐

No
☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value May 13, 2022
10,485,489
Class B Common Stock, $0.001 par value May 13, 2022
31,938
Class C Common Stock, $0.001 par value May 13, 2022
31,938

BIMINI CAPITAL MANAGEMENT, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Consolidated

Balance Sheets

(unaudited)
1
Condensed

Consolidated

Statements

of Operations

(unaudited)
2
Condensed

Consolidated

Statement

of Stockholders’

Equity (unaudited)
3
Condensed

Consolidated

Statements

of Cash Flows

(unaudited)
4
Notes to

Condensed

Consolidated

Financial

Statements

(unaudited)
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
20
ITEM 3. Quantitative

and Qualitative

Disclosures

About Market

Risk
40
ITEM 4. Controls

and Procedures
40
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
41
ITEM 1A.

Risk Factors
41
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
41
ITEM 3. Defaults

Upon Senior

Securities
41
ITEM 4. Mine

Safety Disclosures
41
ITEM 5. Other

Information
41
ITEM 6. Exhibits 42
SIGNATURES 43

PART I. FINANCIAL

INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(Unaudited)
March 31, 2022 December 31, 2021
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
54,663,513
$
60,788,129
Unpledged
15,689
15,015
Total mortgage

-backed securities
54,679,202
60,803,144
Cash and cash equivalents
4,619,873
8,421,410
Restricted cash
3,364,000
1,391,000
Orchid Island Capital, Inc. common stock, at fair value
8,434,910
11,679,107
Accrued interest receivable
214,550
229,942
Property and equipment, net
2,020,854
2,024,190
Deferred tax assets
36,258,788
35,036,312
Due from affiliates
1,065,608
1,062,155
Other assets
1,353,093
1,437,381
Total Assets $
112,010,878
$
122,084,641
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
54,814,689
$
58,877,999
Long-term debt
27,433,290
27,438,976
Accrued interest payable
71,797
55,610
Other liabilities
548,134
2,712,206
Total Liabilities
82,867,910
89,084,791

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of March 31, 2022 and December

31, 2021
-
-
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
10,513,914
and
10,702,194

shares issued and outstanding as of March 31, 2022

and December 31, 2021, respectively.
10,514
10,702
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of March 31, 2022 and December 31, 2021
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of March 31, 2022 and December 31, 2021
32
32
Additional paid-in capital
330,503,142
330,880,252
Accumulated deficit
(301,370,752)
(297,891,168)
Stockholders’ Equity
29,142,968
32,999,850
Total Liabilities

and Stockholders' Equity
$
112,010,878
$
122,084,641
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021
Three Months Ended March 31,
2022 2021
Revenues:
Advisory services $
3,075,362
$
2,025,409
Interest income
491,389
610,618
Dividend income from Orchid Island Capital, Inc. common stock
402,280
506,095
Total revenues
3,969,031
3,142,122
Interest expense
Repurchase agreements
(31,242)
(39,858)
Long-term debt
(256,066)
(249,548)
Net revenues
3,681,723
2,852,716
Other income (expense):
Unrealized losses on mortgage-backed securities
(3,114,204)
(1,392,261)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock
(3,244,197)
2,050,332
Gains on derivative instruments
-
243
Other income
97
86
Total other (expense)

income
(6,358,304)
658,400
Expenses:
Compensation and related benefits
1,343,956
1,123,530
Directors' fees and liability insurance
195,898
188,020
Audit, legal and other professional fees
144,689
137,168
Administrative and other expenses
340,936
307,865
Total expenses
2,025,479
1,756,583
Net (loss) income before income tax (benefit) provision
(4,702,060)
1,754,533
Income tax (benefit) provision
(1,222,476)
464,103
Net (loss) income $
(3,479,584)
$
1,290,430
Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
(0.33)
$
0.11
CLASS B COMMON STOCK
Basic and Diluted $
(0.33)
$
0.11
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
10,624,563
11,608,555
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021
Stockholders' Equity
Common Stock Additional Accumulated
Shares Par Value Paid-in Capital Deficit Total
Balances, January 1, 2021
11,672,431
$
11,673
$
332,642,758
$
(298,166,582)
$
34,487,849
Net income - - -
1,290,430
1,290,430
Balances, March 31, 2021
11,672,431
$ 11,673 $ 332,642,758 $ (296,876,152) $ 35,778,279
Balances, January 1, 2022
10,766,070
$
10,766
$
330,880,252
$
(297,891,168)
$
32,999,850
Net loss - - -
(3,479,584)
(3,479,584)
Class A common shares repurchased and retired
(188,280)
(188)
(377,110)
-
(377,298)
Balances, March 31, 2022
10,577,790
$
10,578
$
330,503,142
$
(301,370,752)
$
29,142,968
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Three Months Ended March 31, 2022 and 2021
2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net (loss) income $
(3,479,584)
$
1,290,430
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation
17,312
17,313
Deferred income tax (benefit) provision
(1,222,476)
464,103
Losses on mortgage-backed securities, net
3,114,204
1,392,261
Unrealized losses (gains) on Orchid Island Capital, Inc. common stock
3,244,197
(2,050,332)
Changes in operating assets and liabilities:
Accrued interest receivable
15,392
(9,859)
Due from affiliates
(3,453)
(79,186)
Other assets
84,288
(97,358)
Accrued interest payable
16,187
(15,576)
Other liabilities
(2,164,072)
(801,855)
NET CASH (USED IN) PROVIDED BY OPERATING

ACTIVITIES
(378,005)
109,941
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
-
(12,367,589)
Principal repayments
3,009,738
3,297,727
Purchases of property and equipment
(13,976)
-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
2,995,762
(9,069,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
102,465,690
74,799,000
Principal repayments on repurchase agreements
(106,529,000)
(66,734,114)
Principal repayments on long-term debt
(5,686)
(5,420)
Class A common shares repurchased and retired
(377,298)
-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
(4,446,294)
8,059,466
NET DECREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(1,828,537)
(900,455)
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
9,812,410
10,911,357
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
7,983,873
$
10,010,902
SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION:
Cash paid during the period for:
Interest expense $
271,121
$
304,982
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL

MANAGEMENT, INC.
NOTES TO CONDENSED

CONSOLIDATED FINANCIAL

STATEMENTS
(Unaudited)
March 31,

2022
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
Note 13.

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

Operating results for the three-month periods ended March 31, 2022 are not necessarily
indicative of the results that may be expected for the year ending December

31, 2022.
The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date but
does not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

For further
information, refer to the financial statements and footnotes thereto included in the

Company’s Annual Report on Form 10-K for the year
ended December 31, 2021.

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

Significant estimates affecting the accompanying consolidated financial statements include determining the fair
values of MBS and derivatives, the value of Orchid Common Stock, determining the amounts of asset valuation allowances, and the
computation of the income tax provision or benefit and the deferred tax asset allowances recorded for each accounting period.
Variable Interest Entities (“VIEs”)
A variable interest entity ("VIE") is consolidated by an enterprise if it is deemed the primary beneficiary of the VIE. Bimini Capital
has a common share investment in a trust used in connection with the issuance of Bimini Capital's junior subordinated notes. See Note
7 for a description of the accounting used for this VIE.
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

cash equivalents

include

cash on deposit

with financial

institutions

and highly

liquid investments

with original

maturities

of
three months

or less at

the time

of purchase.

Restricted

cash includes

cash pledged

as collateral

for repurchase

agreements

and
derivative

instruments.

The following

table presents

the Company’s

cash, cash

equivalents

and restricted

cash as of

March 31,

2022 and
December

31, 2021.
March 31, 2022 December 31, 2021
Cash and cash equivalents $
4,619,873
$
8,421,410
Restricted cash
3,364,000
1,391,000
Total cash, cash equivalents

and restricted cash
$
7,983,873
$
9,812,410
The Company

maintains

cash balances

at several

banks and

excess margin

with an exchange

clearing member.

At times,

balances
may exceed

federally

insured

limits. The

Company has

not experienced

any losses

related to

these balances.

The Federal

Deposit
Insurance Corporation

insures eligible

accounts up

to $250,000

per depositor

at each financial

institution.

Restricted

cash balances

are
uninsured,

but are held

in separate

accounts that

are segregated

from the

general funds

of the counterparty.

The Company

limits
uninsured

balances to

only large,

well-known

banks

and exchange

clearing members

and believes

that it is

not exposed

to significant
credit risk

on cash and

cash equivalents

or restricted

cash balances.
Advisory Services
Orchid is

externally

managed and

advised by

Bimini Advisors

pursuant

to the terms

of a management

agreement.

Under the

terms of
the management

agreement,

Orchid is

obligated

to pay Bimini

Advisors a

monthly management

fee and a

pro rata

portion of

certain
overhead

costs and

to reimburse

the Company

for any direct

expenses incurred

on its behalf.

Revenues

from management

fees are
recognized

over the

period of

time in which

the service

is performed.

Mortgage-Backed

Securities
The Company invests primarily in mortgage pass-through (“PT”) mortgage-backed securities issued by Freddie Mac, Fannie Mae
or Ginnie Mae (“MBS”), collateralized mortgage obligations (“CMOs”), interest-only

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

value of Orchid’s

common shares

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

from settlement

of derivatives,

including
current period

net cash settlements

on interest

rate swaps,

are classified

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

Orchid common stock and derivative assets and liabilities are accounted for at fair value in the consolidated balance sheets. The methods and assumptions used to estimate fair value for these
instruments are presented in Note 12 of the consolidated financial statements.
The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase
agreements, accrued interest payable and other liabilities generally approximates their carrying value as of March 31, 2022 and
December 31, 2021, due to the short-term nature of these financial instruments.

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
● One-twelfth of 1.50% of the first $250 million of Orchid’s month-end equity, as defined in the management agreement,
●
One-twelfth of 1.25% of Orchid’s month-end equity that is greater than $250 million and less than or equal to $500 million, and
● One-twelfth of 1.00% of Orchid’s month-end equity that is greater than $500 million.
On April 1, 2022, pursuant to the third amendment to the management agreement entered into on November 16, 2021, the
Company began providing certain repurchase agreement trading, clearing and administrative services to Orchid that had been
previously provided by AVM, L.P.

under an agreement terminated on March 31, 2022.

In consideration for such services, Orchid will
pay the following fees to the Company:
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis points for any amount of aggregate outstanding principal balance in excess of $5 billion, and
●
A fee for the clearing and operational services provided by personnel of the Manager equal to $10,000 per month.

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
The following table summarizes the advisory services revenue from

Orchid for the three months ended March 31, 2022 and 2021.
(in thousands)
Three Months Ended March 31,
2022 2021
Management fee $
2,634
$
1,621
Allocated overhead
441
404
Total $
3,075
$
2,025
At March 31, 2022 and December 31, 2021, the net amount due from Orchid was approximately $
1.1

million and $
1.1

million,
respectively.
NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of March

31, 2022

and December

31, 2021:
(in thousands)
March 31, 2022 December 31, 2021
Fixed-rate MBS $
51,644
$
58,029
Interest-Only MBS
3,019
2,759
Inverse Interest-Only MBS
16
15
Total $
54,679
$
60,803
NOTE 4.

REPURCHASE AGREEMENTS
The Company

pledges certain

of its MBS

as collateral

under repurchase

agreements

with financial

institutions.

Interest

rates are
generally

fixed based

on prevailing

rates corresponding

to the terms

of the borrowings,

and interest

is generally

paid at the

termination

of a
borrowing.

If the fair

value of the

pledged securities

declines,

lenders

will typically

require the

Company to

post additional

collateral

or pay
down borrowings

to re-establish

agreed upon

collateral

requirements,

referred

to as "margin

calls." Similarly,

if the fair

value of

the pledged
securities

increases,

lenders

may release

collateral

back to the

Company. As of

March 31,

2022, the

Company had

met all margin

call
requirements.
As of March

31, 2022

and December

31, 2021,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:

($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
March 31, 2022
Fair value of securities pledged, including accrued
interest receivable $
-
$
39,616
$
15,262
$
-
$
54,878
Repurchase agreement liabilities associated with
these securities $
-
$
39,761
$
15,054
$
-
$
54,815
Net weighted average borrowing rate -
0.34%
0.35%
-
0.34%
December 31, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
60,859
$
159
$
-
$
61,018
Repurchase agreement liabilities associated with
these securities $
-
$
58,793
$
85
$
-
$
58,878
Net weighted average borrowing rate -
0.14%
0.70%
-
0.14%
In addition,

cash pledged

to counterparties

for repurchase

agreements

was approximately

$
3.4

million and

$
1.4

million as

of March
31, 2022

and December

31, 2021,

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

At March

31, 2022

and December

31, 2021,

the Company

had an aggregate
amount at

risk (the

difference

between the

amount loaned

to the Company,

including

interest

payable, and

the fair

value of securities

and
cash pledged

(if any),

including

accrued interest

on such securities)

with all

counterparties

of approximately

$
3.4

million and

$
3.5

million,
respectively.

As of March

31, 2022

and December

31, 2021,

the Company

did not have

an amount

at risk with

any individual

counterparty
greater than

10% of the

Company’s equity.
NOTE 5. PLEDGED ASSETS
Assets Pledged

to Counterparties
The table

below summarizes

Bimini’s assets

pledged

as collateral

under its

repurchase

agreements

as of March

31, 2022

and
December

31, 2021.
($ in thousands)
March 31, 2022 December 31, 2021
PT MBS - at fair value $
51,644
$
58,029
Structured MBS - at fair value
3,020
2,759
Accrued interest on pledged securities
214
230
Restricted cash
3,364
1,391
Total $
58,242
$
62,409

Assets Pledged

from Counterparties
The table

below summarizes

cash pledged

to Bimini

from counterparties

under repurchase

agreements

as of March

31, 2022

and
December

31, 2021.

Cash received

as margin

is recognized

in cash and

cash equivalents

with a corresponding

amount recognized

as an
increase in

repurchase

agreements

or other

liabilities

in the consolidated

balance sheets.
($ in thousands)
Assets Pledged to Bimini March 31, 2022 December 31, 2021
Cash $
148
$
106
Total $
148
$
106
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
2022 and

December

31, 2021.
(in thousands)
Offsetting of Liabilities
Gross Amount Not Offset in the
Net Amount Consolidated Balance Sheet
Gross Amount of Liabilities Financial
Gross Amount Offset in the Presented in the Instruments Cash
of Recognized Consolidated Consolidated Posted as Posted as Net
Liabilities Balance Sheet Balance Sheet Collateral Collateral Amount
March 31, 2022
Repurchase Agreements $
54,815
$
-
$
54,815
$
(51,451)
$
(3,364)
$
-
$
54,815
$
-
$
54,815
$
(51,451)
$
(3,364)
$
-
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
NOTE 7.

LONG-TERM DEBT
Long-term

debt at March

31, 2022

and December

31, 2021

is summarized

as follows:
(in thousands)
March 31, 2022 December 31, 2021
Junior subordinated debt $
26,804
$
26,804
Secured note payable
629
635
Total $
27,433
$
27,439

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

31, 2022

and December

31, 2021,

the outstanding

principal

balance on

the junior

subordinated

debt securities

owed to
BCTII was

$
26.8

million.

The BCTII

trust preferred

securities

and Bimini

Capital's

BCTII Junior

Subordinated

Notes have

a rate of interest
that floats

at a spread

of
3.50
% over the

prevailing

three-month

LIBOR rate.

As of March

31, 2022,

the interest

rate was
4.33
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
Secured

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

(in thousands)
Last nine months of 2022 $
17
2023
24
2024
25
2025
26
2026
28
After 2026
27,313
Total $
27,433
NOTE 8.

COMMON STOCK
There were

no issuances

of Bimini

Capital's Class

A Common

Stock, Class

B Common

Stock or Class

C Common

Stock during

the
three months

ended March

31, 2022

and 2021.

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
During the

three months

ended March

31, 2022,

the Company

repurchased

a total of
188,280

shares under

the 2021

Repurchase
Plan at an

aggregate

cost of approximately

$
0.4

million, including

commissions

and fees,

for a weighted

average price

of $
2.00

per share.
From the

inception

of the 2021

Repurchase

Plan through

March 31,

2022, the

Company repurchased

a total of
280,567

shares at

an
aggregate

cost of approximately

$
0.6

million, including

commissions

and fees,

for a weighted

average price

of $
2.03

per share.
NOTE 9.

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

LLC) prior to the date Royal Palm’s mortgage origination
operations ceased in 2007. In November 2021, Citigroup notified the Company of additional indemnity claims totaling $
0.2

million. The
demands are based on Royal Palm’s alleged breaches of certain representations and warranties in the related MLPA’

s.

The Company
believes the demands are without merit and intends to defend against the demands vigorously.

No provision or accrual has been
recorded related to the Citigroup demands.
Management is not aware of any other significant reported or unreported contingencies at March 31, 2022.
NOTE 10.

INCOME TAXES

The total income tax (benefit) provision recorded for the three months ended March

31, 2022 and 2021 was $
(1.2)

million and $
0.5
million, respectively, on consolidated pre-tax book (loss) income of $
(4.7)

million and $
1.8

million in the three months ended March 31,
2022 and 2021, respectively.

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

NOTE 11.

EARNINGS PER SHARE
Shares of

Class B common

stock,

participating

and convertible

into Class

A common

stock, are

entitled to

receive dividends

in an
amount equal

to the dividends

declared

on each share

of Class A

common stock

if, and when,

authorized

and declared

by the Board

of
Directors.

The Class

B common

stock is included

in the computation

of basic EPS

using the

two-class

method, and

consequently

is
presented

separately

from Class

A common

stock.

Shares of

Class B common

stock are

not included

in the computation

of diluted

Class A
EPS as the

conditions

for conversion

to Class A

common stock

were not

met at March

31, 2022

and 2021.
Shares of

Class C common

stock are

not included

in the basic

EPS computation

as these shares

do not have

participation

rights.
Shares of

Class C common

stock are

not included

in the computation

of diluted

Class A EPS

as the conditions

for conversion

to Class

A
common stock

were not

met at March

31, 2022

and 2021.
The table

below reconciles

the numerator

and denominator

of EPS for

the three

months ended

March 31,

2022 and

2021.
(in thousands, except per-share information)
2022 2021
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted $
(3,470)
$
1,286
Weighted average common shares:
Class A common shares outstanding at the balance sheet date
10,514
11,609
Effect of weighting

111
-
Weighted average shares-basic and diluted
10,625
11,609
(Loss) income per Class A common share:
Basic and diluted $
(0.33)
$
0.11
(in thousands, except per-share information)
2022 2021
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted $
(10)
$
4
Weighted average common shares:
Class B common shares outstanding at the balance sheet date
32
32
Effect of weighting

-
-
Weighted average shares-basic and diluted
32
32
(Loss) income per Class B common share:
Basic and diluted $
(0.33)
$
0.11
NOTE 12.

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

2022 and

2021. When

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

31, 2022

and December

31, 2021.
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

2022 and
December

31, 2021:

(in thousands)
Quoted Prices
in Active Significant
Markets for Other Significant
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
March 31, 2022
Mortgage-backed securities $
54,679
$
-
$
54,679
$
-
Orchid Island Capital, Inc. common stock
8,435
8,435
-
-
December 31, 2021
Mortgage-backed securities $
60,803
$
-
$
60,803
$
-
Orchid Island Capital, Inc. common stock
11,679
11,679
-
-
During the

three months

ended March

31, 2022

and 2021,

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

Total revenues received under this management
agreement for the three months ended March 31, 2022 and 2021, were approximately $
3.1

million and $
2.0

million, respectively,
accounting for approximately
77
% and
64
% of consolidated revenues, respectively.
The investment portfolio segment includes the investment activities conducted by Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.
Segment information for the three months ended March 31, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $
3,075
$
-
$
-
$
-
$
3,075
Advisory services, other operating segments
(1)
30
-
-
(30)
-
Interest and dividend income
-
894
-
-
894
Interest expense
-
(31)
(256)
(2)
-
(287)
Net revenues
3,105
863
(256)
(30)
3,682
Other expenses
-
(6,358)
-
-
(6,358)
Operating expenses
(4)
(1,543)
(483)
-
-
(2,026)
Intercompany expenses
(1)
-
(30)
-
30
-
Income (loss) before income taxes $
1,562
$
(6,008)
$
(256)
$
-
$
(4,702)
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
(3)
Includes gains on Eurodollar futures contracts entered into as a hedge on junior subordinated notes.
(4)
Corporate expenses are allocated based on each segment’s proportional share of total revenues.
Assets in each reportable segment as of March 31, 2022 and December 31, 2021 were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
March 31, 2022 $
2,063
$
101,412
8,536
$
112,011
December 31, 2021
1,901
111,022
9,162
122,085
NOTE 14. RELATED PARTY TRANSACTIONS
Relationships with Orchid
At both March 31, 2022 and December 31, 2021, the Company owned
2,595,357

shares of Orchid common stock, representing
approximately
1.5
% and
1.5
%, respectively, of Orchid’s outstanding common stock on such dates.

The Company received dividends
on this common stock investment of approximately $
0.4

million and $
0.5

million during the three months ended March 31, 2022 and
2021, respectively.
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

Repurchase

Plan,
through March

31, 2022,

we repurchased

a total of

280,567 shares

at an aggregate

cost of approximately

$0.6 million,

including
commissions

and fees,

for a weighted

average price

of $2.03

per share.

During the

three months

ended March

31, 2022,

the Company
repurchased

a total of

188,280 shares

at an aggregate

cost of approximately

$0.4 million,

including

commissions

and fees,

for a weighted
average price

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
●
increases in our cost of funds resulting from increases in the Fed Funds rate that are controlled by the Fed and are likely to
continue to occur in 2022; and
● our ability to manage the portfolio of Orchid and maintain our role as manager.
Results

of Operations
Described

below are

the Company’s

results of

operations

for the

three months

ended March

31, 2022,

as compared

to the three
months ended

March 31,

2021.
Net (Loss)

Income Summary
Consolidated

net loss for

the three

months ended

March 31,

2022 was

$3.5 million,

or $0.33

basic and

diluted loss

per share

of Class
A Common

Stock, as

compared

to a consolidated

net income

of $1.3 million,

or $0.11 basic

and diluted

income per

share of

Class A
Common Stock,

for the three

months ended

March 31,

2021. The

components

of net (loss)

income for

the three

months ended

March 31,
2022 and

2021, along

with the

changes in

those components

are presented

in the table

below.

(in thousands)
Three Months Ended March 31,
2022 2021 Change
Advisory services revenues $ 3,075 $ 2,025 $ 1,050
Interest and dividend income 894 1,117 (223)
Interest expense (287) (289) 2
Net revenues 3,682 2,853 829
Other (expense) income (6,358) 658 (7,016)
Expenses (2,025) (1,757) (268)
Net (loss) income before income tax (benefit) provision (4,701) 1,754 (6,455)
Income tax (benefit) provision (1,221) 464 (1,685)
Net (loss) income $ (3,480) $ 1,290 $ (4,770)
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

For the purpose of computing economic net interest income and ratios relating to cost of funds measures, GAAP interest
expense, as reflected in our consolidated statements of operations, is adjusted to reflect the realized and unrealized gains or losses on certain derivative instruments the Company uses that pertain to each period presented.

We believe that adjusting our GAAP interest
expense for the periods presented by the gains or losses on these derivative instruments may not accurately reflect our economic
interest expense for these periods. The reason is that these derivative instruments may cover periods that extend into the future, not
just the current period.

Any realized or unrealized gains or losses on the derivative instruments reflect the change in market value of
the instrument caused by changes in underlying interest rates applicable to the term covered by the instrument, which changes are
reflective of the future periods covered by the derivative instrument, not just the current period.
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
We believe that economic interest expense and economic net interest income provide meaningful information to consider, in
addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help management to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative
of our current investment portfolio or operations. The unrealized gains or losses on derivative instruments presented in our
consolidated statements of operations are not necessarily representative of the total interest expense that we will ultimately realize.
This is because as interest rates move up or down in the future, the gains or losses we ultimately realize, and which will affect our total interest expense in future periods, may differ from the unrealized gains or losses recognized as of the reporting date.

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
The tables below present a reconciliation of the adjustments discussed above to interest expense shown for each period relative
to our derivative instruments, and the consolidated statements of operations line item, gains (losses) on derivative instruments,
calculated in accordance with GAAP for each quarter in 2022 and 2021.
Gains (Losses) on Futures Contracts
(in thousands)
Attributed to Current Period (Non-GAAP) Attributed to Future Periods (Non-GAAP)
Repurchase Long-Term Repurchase Long-Term Statement of
Agreements Debt Total Agreements Debt Total Operations
Three Months Ended
March 31, 2022 $ (185) $ (48) $ (233) $ 185 $ 48 $ 233 $ -
December 31, 2021 (707) (60) (767) 707 60 767 -
September 30, 2021 (709) (57) (766) 709 57 766 -
June 30, 2021 (708) (58) (766) 708 58 766 -
March 31, 2021 (708) (58) (766) 708 58 766 -
Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP
Economic GAAP Economic
Income Basis Hedges (1) Basis (2) Basis Basis (3)
Three Months Ended
March 31, 2022 $ 491 $ 31 $ (185) $ 216 $ 460 $ 275
December 31, 2021 511 21 (707) 728 490 (217)
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
(in thousands)
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Basis Basis
(1)
Basis Hedges
(2)
Basis
(3)
Basis Basis
(4)
Three Months Ended
March 31, 2022 $ 460 $ 275 $ 256 $ (48) $ 304 $ 204 $ (29)
December 31, 2021 490 (217) 249 (60) 309 241 (526)
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

Segment information for the three months ended March 31, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $ 3,075 $ - $ - $ - $ 3,075
Advisory services, other operating segments
(1)
30 - - (30) -
Interest and dividend income - 894 - - 894
Interest expense - (31)

(256)
(2)
- (287)
Net revenues 3,105 863 (256) (30) 3,682
Other expenses - (6,358) - - (6,358)
Operating expenses
(4)
(1,543) (483) - - (2,026)
Intercompany expenses
(1)
- (30) - 30 -
Income (loss) before income taxes $ 1,562 $ (6,008) $ (256) $ - $ (4,702)
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
(3)
Includes gains on Eurodollar futures contracts entered into as a hedge on junior subordinated notes.
(4)
Corporate expenses are allocated based on each segment’s proportional share of total revenues.

Assets in each reportable segment were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
March 31, 2022 $ 2,063 101,412 $ 8,536 $ 112,011
December 31, 2021 1,901 111,022 9,162 122,085
Asset Management

Segment
Advisory Services

Revenue
Advisory services

revenue

consists

of management

fees and

overhead

reimbursements

charged

to Orchid

for the management

of its
portfolio

pursuant

to the terms

of a management

agreement.

We receive a monthly management fee in the amount of:
● One-twelfth of 1.50% of the first $250 million of Orchid’s month-end equity, as defined in the management agreement,
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

Orchid in each quarter during 2022 and 2021.
(in thousands)
Average Average Advisory Services
Orchid Orchid Management Overhead
Three Months Ended MBS Equity Fee Allocation Total
March 31, 2022 $ 5,545,844 $ 853,576 $ 2,634 $ 441 $ 3,075
December 31, 2021 6,056,259 806,382 2,587 443 3,030
September 30, 2021 5,136,331 672,384 2,157 390 2,547
June 30, 2021 4,504,887 542,679 1,791 395 2,186
March 31, 2021 4,032,716 456,687 1,621 404 2,025
Investment Portfolio Segment
Net Portfolio Interest Income
We define

net portfolio

interest

income as

interest

income on

MBS less

interest

expense on

repurchase

agreement

funding.

During
the three

months ended

March 31,

2022, we

generated

$0.5 million

of net portfolio

interest

income, consisting

of $0.5 million

of interest
income from

MBS assets

offset by

$31,000 of

interest

expense on

repurchase

liabilities.

For the

comparable

period ended

March 31,
2021, we

generated

$0.6 million

of net portfolio

interest

income, consisting

of $0.6 million

of interest

income from

MBS assets

offset by
$40,000 of

interest

expense on

repurchase

liabilities.

The $0.1

million decrease

in interest

income for

the three

months ended

March 31,
2022 was

due to a

14 basis point

("bp") decrease

in yields

earned on

the portfolio,

combined with

a $11.3 million

decrease

in average
MBS balances.

The decrease

in interest

expense for

the three

months ended

March 31,

2022 was

due to a

$12.3 million

decrease

in
average repurchase

liabilities,

combined with

a 1 bp decrease

in cost of

funds.

Our economic

interest

expense

on repurchase

liabilities

for the

three months

ended March

31, 2022

and 2021

was $0.2

million and
$0.7 million,

respectively, resulting

in $0.3 million

and ($0.1)

million of

economic net

portfolio

interest

income, respectively.

The tables

below provide

information

on our portfolio

average balances,

interest

income, yield

on assets,

average repurchase
agreement

balances,

interest

expense,

cost of funds,

net interest

income and

net interest

rate spread

for the three

months ended

March
31, 2022

and for each

quarter in

2021 on both

a GAAP and

economic basis.
($ in thousands)
Average Yield on Average Interest Expense Average Cost of Funds
MBS Interest Average Repurchase GAAP Economic GAAP Economic
Held
(1)
Income
(2)
MBS Agreements
(1)
Basis Basis
(2)
Basis Basis
(3)
Three Months Ended
March 31, 2022 $ 57,741 $ 491 3.40% $ 56,846 $ 31 $ 216 0.22% 1.52%
December 31, 2021 62,597 511 3.27% 61,019 21 728 0.14% 4.77%
September 30, 2021 66,692 537 3.22% 67,253 24 733 0.14% 4.35%
June 30, 2021 70,925 578 3.26% 72,241 31 739 0.17% 4.09%
March 31, 2021 69,017 611 3.54% 69,104 40 748 0.23% 4.33%
($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Basis Basis
(2)
Basis Basis
(4)
Three Months Ended
March 31, 2022 $ 460 $ 275 3.18% 1.88%
December 31, 2021 490 (217) 3.13% (1.50)%
September 30, 2021 513 (196) 3.08% (1.13)%
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

(2)
Economic interest expense and economic net interest income presented in the table above and the tables on page 27 include the effect of
derivative instrument hedges for only the period presented.
(3)
Represents interest cost of our borrowings and the effect of derivative instrument hedges attributed to the period related to hedging activities divided by average MBS held.
(4)
Economic Net Interest Spread is calculated by subtracting average economic cost of funds from yield on average MBS.
Interest Income and Average Earning Asset Yield
Our interest income was $0.5 million for the three months ended March 31, 2022 and $0.6 million for the three months ended
March 31, 2021.

Average MBS holdings were $57.7 million and $69.0 million for the three months ended

March 31, 2022 and 2021,
respectively. The $0.1 million decrease in interest income was due to the $11.3 million decrease in average MBS holdings, combined with a 14 basis point ("bp") decrease in yields.

The table below presents the average portfolio size, income and yields of our respective sub-portfolios, consisting of structured
MBS and pass-through MBS (“PT MBS”) for the three months ended March 31,

2022 and for each quarter in 2021.

($ in thousands)
Average MBS Held Interest Income Realized Yield on Average MBS
PT Structured PT Structured PT Structured
MBS MBS Total MBS MBS Total MBS MBS Total
Three Months Ended
March 31, 2022 $ 54,836 $ 2,905 $ 57,741 $ 472 $ 19 $ 491 3.45% 2.61% 3.40%
December 31, 2021 59,701 2,896 62,597 500 11 511 3.35% 1.55% 3.27%
September 30, 2021 64,641 2,051 66,692 533 4 537 3.30% 0.91% 3.22%
June 30, 2021 70,207 718 70,925 579 (1) 578 3.30% (0.11)% 3.26%
March 31, 2021 68,703 314 69,017 605 6 611 3.53% 6.54% 3.54%
Interest Expense on Repurchase Agreements and the Cost of Funds
Our average

outstanding

balances

under repurchase

agreements

were $56.8

million and

$69.1 million,

generating

interest

expense of
$31,000 and

$40,000 for

the three

months ended

March 31,

2022 and

2021, respectively.

Our average

cost of funds

was 0.22%

and
0.23% for

three months

ended March

31, 2022

and 2021,

respectively.

There was

a 1 bp decrease

in the average

cost of funds

and a
$12.3 million

decrease

in average

outstanding

balances under

repurchase

agreements

during the

three months

ended March

31, 2022

as
compared

to the three

months ended

March 31,

2021.

Our economic

interest expense

was $0.2 million

and $0.7 million

for the three months

ended March

31, 2022 and 2021,

respectively.
There was a

281 bp decrease

in the average

economic cost

of funds to

1.52% for the

three months

ended March

31, 2022 from

4.33% for
the three

months ended

March 31,

2021.

Because all

of our repurchase

agreements

are short-term,

changes in

market rates

have a more

immediate

impact on

our interest
expense.

The Company’s

average

cost of funds

calculated

on a GAAP

basis was

3 bps below

the average

one-month

LIBOR and

54 bps
below to

the average

six-month LIBOR

for the quarter

ended March

31, 2022.

The Company’s

average economic

cost of funds

was 127
bps above

the average

one-month

LIBOR and

76 bps above

the average

six-month LIBOR

for the quarter

ended March

31, 2022.

The
average term

to maturity

of the outstanding

repurchase

agreements

increased

from 16 days

at December

31, 2021

to 26 days

at March
31, 2022.
The tables

below present

the average

outstanding

balances under

all repurchase

agreements,

interest

expense and

average
economic cost

of funds,

and average

one-month

and six-month

LIBOR rates

for the three

months ended

March 31,

2022 and

for each
quarter in

2021 on both

a GAAP and

economic basis.
($ in thousands)
Average
Balance of Interest Expense Average Cost of Funds
Repurchase GAAP Economic GAAP Economic
Agreements Basis Basis Basis Basis
Three Months Ended
March 31, 2022 $ 56,846 $ 31 $ 216 0.22% 1.52%
December 31, 2021 61,019 21 728 0.14% 4.77%
September 30, 2021 67,253 24 733 0.14% 4.36%
June 30, 2021 72,241 31 739 0.17% 4.09%
March 31, 2021 69,104 40 748 0.23% 4.33%

Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
Three Months Ended
March 31, 2022 0.25% 0.76% (0.03)% (0.54)% 1.27% 0.76%
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 4.68% 4.54%
September 30, 2021 0.09% 0.16% 0.05% (0.02)% 4.27% 4.20%
June 30, 2021 0.10% 0.18% 0.07% (0.01)% 3.99% 3.91%
March 31, 2021 0.13% 0.23% 0.10% 0.00% 4.20% 4.10%
Dividend Income
At both March

31, 2022

and December

31, 2021,

we owned

2,595,357

shares of

Orchid common

stock.

Orchid paid

total dividends

of
$0.155 and

$0.195 and

per share

during the

three months

ended March

31, 2022

and 2021,

respectively.

During the

three months

ended
March 31,

2022 and

2021, we

received dividends

on this common

stock investment

of approximately

$0.4

million and

$0.5

million,
respectively.
Long-Term Debt
Junior Subordinated Debt
Interest

expense on

our junior

subordinated

debt securities

was approximately

$0.25 million

for the three-month

period ended

March
31, 2022,

compared

to approximately

$0.24 million

for the same

period in

2021.

The average

rate of interest

paid for

the three

months
ended March

31, 2022

was 3.82%

compared

to 3.71%

for the comparable

period in

2021. The

junior subordinated

debt securities

pay
interest

at a floating

rate.

The rate is

adjusted quarterly

and set

at a spread

of 3.50%

over the

prevailing

three-month

LIBOR rate

on the
determination

date.

As of March

31, 2022,

the interest

rate was 4.33%.
Secured Note Payable
On October 30, 2019, the Company borrowed $680,000 from a bank. The note is payable in equal monthly principal and interest
installments of approximately $5,000 through October 30, 2039. Interest accrues at 4.89% through October 30, 2024. Thereafter,
interest accrues based on the weekly average yield to the United States Treasury securities adjusted to a constant maturity of 5 years,
plus 3.25%. The note is secured by a mortgage on the Company’s office building.
Gains or Losses and Other Income
The table

below presents

our gains

or losses

and other

income for

the three

months ended

March 31,

2022 and

2021.
(in thousands)
2022 2021 Change
Unrealized losses on MBS $ (3,114) $ (1,392) $ (1,722)
Unrealized (losses) gains on Orchid Island Capital, Inc. common stock (3,244) 2,050 (5,294)
We invest in

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

31, 2022

and 2021.

The fair

value of our

MBS portfolio

and derivative

instruments,

and the gains

(losses) reported

on those

financial

instruments,

are
sensitive

to changes

in interest

rates. The

table below

presents

historical

interest

rate data

as of each

quarter end

during 2022

and

2021.
5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
Libor
(3)
March 31, 2022 2.42% 2.33% 3.39% 4.17% 0.84%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR is obtained from the Intercontinental Exchange Benchmark

Administration Ltd.
Operating Expenses
For the three

months ended

March 31,

2022, our

total operating

expenses were

approximately

$2.0 million

compared

to
approximately

$1.8 million

for the three

months ended

March 31,

2021. The

table below

presents

a breakdown

of operating

expenses for
the three

months ended

March 31,

2022 and

2021.
(in thousands)
2022 2021 Change
Compensation and benefits $ 1,344 $ 1,124 $ 220
Legal fees 35 44 (9)
Accounting, auditing and other professional fees 109 93 16
Directors’ fees and liability insurance 196 188 8
Other G&A expenses 341 308 33
$ 2,025 $ 1,757 $ 268
Income Tax Provision
We recorded

an income

tax benefit

for the three

months ended

March 31,

2022 of approximately

$1.2 million

on a consolidated

pre-
tax book loss

of $4.7 million

We recorded

an income

tax provision

for the three

months ended

March 31,

2021 of approximately

$0.5
million on

consolidated

pre-tax book

income of

$1.8 million.
Financial

Condition:
Mortgage-Backed Securities
As of March

31, 2022,

our MBS

portfolio

consisted

of $54.7 million

of agency

or government

MBS at fair

value and

had a weighted
average coupon

of 3.41%.

During the

three months

ended March

31, 2022,

we received

principal

repayments

of $3.0 million

compared

to
$3.3 million

for the comparable

period ended

March 31,

2021.

The average

prepayment

speeds for

the quarters

ended March

31, 2022
and 2021

were 20.9%

and 18.3%,

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
March 31, 2022 18.5 25.6 20.9
December 31, 2021 13.7 35.2 21.1
September 30, 2021 15.5 26.9 18.3
June 30, 2021 21.0 31.3 21.9
March 31, 2021 18.5 16.4 18.3
The following

tables summarize

certain characteristics

of our PT

MBS and structured

MBS as of

March 31,

2022 and

December

31,
2021:

($ in thousands)
Weighted
Percentage Average
of Weighted Maturity
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
March 31, 2022
Fixed Rate MBS $ 51,644 94.4% 3.69% 327 1-Sep-51
Interest-Only MBS 3,019 5.6% 2.84% 304 15-May-51
Inverse Interest-Only MBS 16 0.0% 5.60% 206 15-May-51
Total MBS Portfolio $ 54,679 100.0% 3.41% 326 1-Sep-51
December 31, 2021
Fixed Rate MBS $ 58,029 95.4% 3.69% 330 1-Sep-51
Interest-Only MBS 2,759 4.6% 2.86% 306 15-May-51
Inverse Interest-Only MBS 15 0.0% 5.90% 209 15-May-39
Total MBS Portfolio $ 60,803 100.0% 3.41% 329 1-Sep-51
($ in thousands)
March 31, 2022 December 31, 2021
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 34,936 63.9% $ 39,703 65.3%
Freddie Mac 19,743 36.1% 21,100 34.7%
Total Portfolio $ 54,679 100.0% $ 60,803 100.0%
March 31, 2022 December 31, 2021
Weighted Average Pass-through Purchase Price $ 109.33 $ 109.33
Weighted Average Structured Purchase Price $ 4.81 $ 4.81
Weighted Average Pass-through Current Price $ 102.78 $ 109.30
Weighted Average Structured Current Price $ 11.92 $ 9.87
Effective Duration
(1)
1.720 2.103
(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.

An effective duration of 1.720 indicates
that an interest rate increase of 1.0% would be expected to cause a 1.720% decrease in the value of the MBS in our investment portfolio at
March 31, 2022.

An effective duration of 2.103 indicates that an interest rate increase of 1.0% would be expected to cause a 2.103% decrease
in the value of the MBS in our investment portfolio at December 31, 2021.

These figures include the structured securities in the portfolio but do
include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield

Book, Inc.

The following

table presents

a summary

of our portfolio

assets acquired

during the

three months

ended March

31, 2022

and 2021.
($ in thousands)
Three Months Ended March 31,
2022 2021
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ - $ - - $ 12,368 $ 104.84 1.19%
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

31, 2022,

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
Fixed Rate MBS $ 51,644 $ 1,625 $ (2,302) $ (5,017) 3.15% (4.46)% (9.72)%
Interest-Only MBS 3,019 (891) 716 1,100 (29.51)% 23.70% 36.44%
Inverse Interest-Only MBS 16 1 (2) (5) 5.51% (14.75)% (29.76)%
Total MBS

Portfolio
$ 54,679 $ 735 $ (1,588) $ (3,922) 1.34% (2.91)% (7.17)%
(1)
Represents the average contract/notional amount of Eurodollar futures contracts.
In addition

to changes

in interest

rates, other

factors impact

the fair value

of our interest

rate-sensitive

investments

and hedging
instruments,

such as the

shape of

the yield

curve, market

expectations

as to future

interest

rate changes

and other

market conditions.
Accordingly, in

the event

of changes

in actual

interest rates,

the change

in the fair

value of our

assets would

likely differ

from that

shown
above and

such difference

might be

material and

adverse to

our stockholders.
Repurchase Agreements
As of March

31, 2022,

we had established

borrowing

facilities

in the repurchase

agreement

market with

a number

of commercial
banks and

other financial

institutions

and had borrowings

in place with

five of these

counterparties.

We believe

these facilities

provide
borrowing

capacity in

excess of

our needs.

None of these

lenders are

affiliated

with us.

These borrowings

are secured

by our MBS.

As of March

31, 2022,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$54.8 million

with a net
weighted

average borrowing

cost of 0.34%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

14
to 46 days,

with a weighted

average maturity

of 26 days.

Securing

the repurchase

agreement

obligation

as of March

31, 2022

are MBS
with an estimated

fair value,

including

accrued interest,

of $54.9 million

and a weighted

average maturity

of 326 months.

Through May

12,
2022, we

have been

able to maintain

our repurchase

facilities

with comparable

terms to

those that

existed at

March 31,

2022 with
maturities

through May

25, 2022.
The table below presents information about our period-end, maximum and average repurchase agreement obligations for each
quarter in 2022 and 2021.
($ in thousands)
Ending Maximum Average Difference Between Ending
Balance Balance Balance Repurchase Agreements and
of Repurchase of Repurchase of Repurchase Average Repurchase Agreements
Three Months Ended Agreements Agreements Agreements Amount Percent
March 31, 2022 $ 54,815 $ 58,772 $ 56,846 $ (2,031) (3.57)%
December 31, 2021 58,878 62,139 61,019 (2,141) (3.51)%
September 30, 2021 63,160 72,047 67,253 (4,093) (6.09)%
June 30, 2021 71,346 72,372 72,241 (895) (1.24)%
March 31, 2021 73,136 76,004 69,104 4,032 5.83%
Liquidity and Capital Resources
Liquidity

is our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead

and fulfill

margin calls.

We have both

internal

and external

sources of

liquidity. However,

our material

unused sources

of
liquidity

include cash

balances,

unencumbered

assets and

our ability

to sell encumbered

assets to

raise cash.

Our balance

sheet also
generates

liquidity

on an on-going

basis through

payments of

principal

and interest

we receive

on our MBS

portfolio

and dividends

we
receive on

our investment

in Orchid

common stock.

Internal

Sources of

Liquidity
Our internal

sources of

liquidity

include our

cash balances,

unencumbered

assets and

our ability

to liquidate

our encumbered

security
holdings.

Our balance

sheet also

generated

liquidity

on an ongoing

basis through

payments

of principal

and interest

we receive

on our
MBS portfolio

and dividends

we receive

on our investment

in Orchid

common stock.

We have previously,

and may

again in the

future, employ

a hedging

strategy

that typically

involves

taking short

positions

in Eurodollar
futures,

T-Note futures,

TBAs or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

through margin

calls to offset

the Eurodollar

related margin

calls. If

this were

to occur in

sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.
External

Sources of

Liquidity
Our primary

external

sources of

liquidity

are our ability

to (i) borrow

under master

repurchase

agreements

and (ii)

use the TBA

security
market. Our

borrowing

capacity will

vary over

time as the

market value

of our interest

earning assets

varies. Our

master repurchase
agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of

the counterparty.

However, once
a definitive

repurchase

agreement

under a master

repurchase

agreement

has been

entered into,

it generally

may not be

terminated

by
either party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to

terminate

the repurchase
agreement

transaction.

Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the

market value

of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as

needed, as

do we.

Typically, but not

always, the

parties agree

to a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis. Our

master repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis.
As discussed

above, we

invest a

portion of

our capital

in structured

MBS.

We generally

do not apply

leverage

to this portion

of our
portfolio.

The leverage

inherent

in structured

securities

replaces

the leverage

obtained

by acquiring

PT securities

and funding

them in the
repurchase

market.

This structured

MBS strategy

has been

a core element

of the Company’s

overall investment

strategy

since 2008.

However, we

have and

may continue

to pledge

a portion

of our structured

MBS in order

to raise our

cash levels,

but generally

will not
pledge these

securities

in order

to acquire

additional

assets.
In future

periods we

expect to

continue to

finance our

activities

through repurchase

agreements.

As of March

31, 2022,

we had cash
and cash equivalents

of $4.6 million.

We generated

cash flows

of $3.5 million

from principal

and interest

payments on

our MBS

portfolio
and had average

repurchase

agreements

outstanding

of $56.8

million during

the three

months ended

March 31,

2022.

In addition,

during
the three

months ended

March 31,

2022, we

received approximately

$3.1 million

in management

fees and

expense reimbursements

as
manager of

Orchid and

approximately

$0.4 million

in dividends

from our investment

in Orchid

common stock.

Outlook
Orchid Island

Capital Inc.
Orchid Island

Capital reported

a first quarter

2022 loss

of $148.7

million and

its shareholders

equity declined

from $768.1

million to
$592.4 million.

The market

conditions

described

below led

to the loss

as agency

MBS underperformed

comparable

duration

treasuries
and the Orchid’s

hedge positions.

The decline

in shareholders

equity is

likely to

lead to reduced

management

fees at Bimini

Advisors
going forward

if Orchid

is unable

to rebuild

its shareholders

equity since

the amount

of the management

fees paid

to the Company

are a
function of

Orchid’s equity.

Orchid also

reduced its

monthly dividend

twice during

the first

quarter from

$0.065 per

month to $0.045

per
month.

The reduction

in the dividend

decreased

the monthly

dividend revenues

to the Company.
Orchid is

obligated

to reimburse

us for direct

expenses paid

on its behalf

and to pay

to us Orchid’s

pro rata

share of

overhead as
defined in

the management

agreement.

As a stockholder

of Orchid,

we will also

continue to

share in

distributions,

if any, paid by

Orchid to
its stockholders.

Our operating

results are

also impacted

by changes

in the market

value of our

holdings of

Orchid common

shares,
although

these market

value changes

do not impact

our cash

flows from

Orchid.
Economic Summary
The first

quarter of

2022 was

a transition

period whereby

the Fed migrated

from reluctantly

acknowledging

they needed

to start
removing the

emergency

monetary

policy regime

in place

since the

COVID-19

pandemic emerged

in the U.S.

during the

first quarter

of
2020 towards

a more aggressive

tightening

cycle.

The Fed announced

a 25 basis

point rate

hike at their

March 2022

meeting

and a 50
basis point

rate hike

at the May

4, 2022 meetings.

The Fed also

announced

the details

of the run-off

of their

balance sheet

which will

begin
June 1, 2022.

The Fed announced

$30 billion

and $17.5

billion monthly

caps on the

run-off of

their treasury

and MBS holdings,
respectively, for

June through

August 2022

and that

the caps would

increase to

$60 billion

and $35

billion per

month respectively
beginning

in September

2022.

The acceleration

in the rate

of inflation

that first

emerged during

the second

quarter of

2021, and

was
deemed “transitory”

by the Fed

at the time,

accelerated

even further

into 2022

and has continued

to do so

in the second

quarter of

2022 to
date. All

measures of

inflation

– personal

consumption

expenditures,

the consumer

price index

and the producer

price index

– are the
highest levels

seen since

the early

1980s.

Inflation

has been

exacerbated,

both in the

U.S. and

globally, by the

war in Ukraine

and COVID
related lock-downs

in China.

The war

in Ukraine

in particular

has caused

global inflationary

pressures

that may

have yet to

peak.

As the
war in Ukraine

began in

late February

2022, western

nations began

to impose

progressively

more severe

sanctions

on Russia.

These
sanctions,

and related

boycotts

of Russian

goods, have

created

shortages

of many commodities.

Ukraine is

also a major

global supplier

of
many commodities

as well,

particularly

food.

As cases of

COVID-19

increased

in many population

centers in

China, authorities

imposed
lock-downs

aggressively

which led

to the closure

of many manufacturing

operations,

further exacerbating

the many

supply chain
constraints

across the

world.

In the U.S.,

the economy

continues

to grow

and, in particular,

the labor

market continues

to tighten.

The
unemployment

rate appears

poised to

drop below

the pre-pandemic

lows, unemployment

claims are

at the lowest

levels since

the 1950s
and wages

are growing

rapidly, although

still less

than the

rate of

inflation.
All of these

factors have

led the Fed,

and most

market participants,

to anticipate

that inflation,

particularly

food and

energy inflation,
will not

recede in

the near

term and

may even accelerate

further.

Inflation

for goods

other than

food and

energy may

moderate,

as the
necessities

of life cannot

be ignored

and other

goods can,

potentially

lessening

price pressures

for these

goods.

The cost

of housing

and
rents are

expected to

remain elevated

as affordability

continues

to deteriorate

due to higher

mortgage

rates and

inflated home

prices.

In
sum, inflation

is very far

above the

Fed’s target

level of 2%

and not likely

to recede

in the near-term.

Given the

outlook for

inflation

and the

Fed’s anticipated

response,

interest

rate volatility

has become

very elevated

and is not

far
below the

extreme peak

seen in March

of 2020 when

the COVID-19

pandemic first

emerged in

the U.S.

Given the

magnitude

of the forces
driving the

market and

the uncertainty

that exists

with respect

to the war

in Ukraine,

COVID related

lockdowns

in China

and the uncertain
capacity of

the U.S.

economy to

weather

these forces,

it is likely

that volatility

will remain

very elevated

until these

forces subside.

The
outlook for

the remainder

of 2022 hinges

on how these

developments

unfold, the

extent to

which the

Fed has to

raise rates

and possibly
sell assets

from their

portfolio,

and the impact

these factors

have on

the growth

rate of the

U.S. economy

and the unemployment

rate.

Interest

Rates
As the outlook

for inflation

changed materially

to the upside

and the

resulting

change in

monetary

policy by

the Fed unfolded

over the
course of

the

first quarter

of 2022,

interest

rates moved

much higher

and the curve

flattened.

During the

first quarter

of 2022, the

yield on
the 2-year

U.S. Treasury

Note increased

by over 160

basis points,

the yield

on the 5-year

U.S. Treasury

Note increased

by almost

120
basis points

and the yield

on the 10-year

U.S. Treasury

Note increased

by 82.8 basis

points.

The spread

between the

2-year and

10-year
points thus

declined,

or flattened,

by almost

80 basis points.

In early

April of

2022 the

yield curve

actually inverted

by approximately

7.5
basis points,

albeit for

only a brief

period.

Since then,

the yield

curve has

re-steepened

and this spread

has ranged

from 20 to

40 basis
points.

The market

expects this

may occur

as early as

the third

quarter of

2022.

As of May

12, 2022,

market pricing,

as reflected

in the
Fed Funds

futures market,

anticipates

between 175

and 200 basis

points of

additional

hikes by

the end of

the year.

The Agency

RMBS Market
The sharp

increase in

interest

rates, the

end of net

Agency RMBS

purchases

by the Fed

and the pending

run-off of

the Fed’s Agency
RMBS portfolio,

with the

potential for

outright

sales in addition

to the prepayment

related run-off,

resulted

in poor returns

for the sector.

The
poor performance

has continued

into the

second quarter

as all of

these factors

remain.

The Agency

RMBS market

is transitioning

away
from a prolonged

period of

support.

The market

benefited

from not

only daily

purchases

by the Fed

- $40 billion

per month

in addition

to
the reinvestment

of all paydowns

on their

existing holdings

– but also

by the bank

community. Demand

from the

bank community

is a
byproduct

of their

deposit base

growth resulting

from the

Fed’s asset

purchases.

Going forward

the RMBS

market faces

meaningful
headwinds

as the Fed

is only

purchasing

enough RMBS

to replace

a decreasing

portion of

their monthly

pay-downs

and eventually

may
consider outright

sales, and

the banking

community

will likely

buy fewer

RMBS assets

as their deposit

base shrinks

as the Fed

removes
reserves from

the system.

The total

return for

Agency RMBS

for the first

quarter of

2022 was -5.0%

and the excess

return versus

U.S. Treasuries

was -1.2%.

Longer duration/lower

coupon mortgages

underperformed

higher coupon/lower

duration

as 30-year

underperformed

15-year maturities
and lower

coupons of

each maturity

tenor underperformed

higher coupons.

The same

pattern held

for excess

returns versus

comparable
duration

U.S. Treasuries.

The trend

has also continued

into the

second quarter

as interest

rates continue

to rise and

volatility

remains at

or
near multi-year

highs.

Recent Legislative

and Regulatory

Developments
In response

to the sharp

deterioration

in the markets

for U.S.

Treasuries,

Agency RMBS

and other

mortgage

and fixed

income
markets that

resulted

from the

economic crisis

caused by

the COVID-19

pandemic,

on the morning

of Monday, March

23, 2020,

the Fed
announced

a program

to acquire

U.S. Treasuries

and Agency

RMBS in

the amounts

needed to

support smooth

market functioning.

With
these purchases,

market conditions

improved substantially.

Through

November

of 2021,

the Fed was

committed

to purchasing

$80 billion
of U.S.

Treasuries and

$40 billion

of Agency

RMBS each

month. In

November

of 2021, it

began tapering

its net asset

purchases

each
month and

ended net

asset purchases

entirely by

early March

of 2022.

The Fed began

to wind-down

these asset

purchases

in November
of 2021 and

ended additional

asset purchases

in March of

2022. On

May 4, 2022,

the Fed announced

they would

begin reducing

its
balance sheet

by a maximum

of $30 billion

of U.S.

Treasuries and

$17.5 billion

of Agency

RMBS each

month commencing

June 1,

2022.
These caps

would remain

in place

for three

months, from

June through

August of

2022.The caps

would increase

to $60 billion

and $35
billion, respectively,

in September

of 2022.

On December

27, 2020,

President

Trump signed

into law

an additional

$900 billion

coronavirus

aid package

as part of

the
Consolidated

Appropriations

Act, 2021,

providing

for extensions

of many of

the CARES

Act policies

and programs

passed in

March of
2020 as well

as additional

relief.

On January

29, 2021,

the CDC issued

guidance extending

eviction

moratoriums

for covered

persons
through March

31, 2021.

The FHFA subsequently

extended

the foreclosure

moratorium

begun under

the CARES

Act for loans

backed by
Fannie Mae

and Freddie

Mac and

the eviction

moratorium

for real

estate owned

by Fannie

Mae and Freddie

Mac until

July 31,

2021 and
September

30, 2021,

respectively. The

U.S. Housing

and Urban

Development

Department

subsequently

extended

the FHA

foreclosure
and eviction

moratoria

to July 31,

2021 and

September

30, 2021,

respectively.

Despite the

expirations

of these

foreclosure

moratoria,

a
final rule

adopted by

the CFPB

on June 28,

2021 effectively

prohibited

servicers

from initiating

a foreclosure

before January

1, 2022 in
most instances.

Following

the end

of this limitation,

foreclosure

starts for

January and

February

of 2022 were

up 29% and

40% month-
over-month and

126% and

176% year-over-year,

respectively, although

they remain

below pre-pandemic

levels.
In January

2019, the

Trump administration

made statements

of its plans

to work with

Congress to

overhaul

Fannie Mae

and Freddie
Mac and expectations

to announce

a framework

for the development

of a policy

for comprehensive

housing finance

reform soon.

On
September

30, 2019,

the FHFA announced

that Fannie

Mae and Freddie

Mac were

allowed to

increase their

capital buffers

to $25 billion
and $20 billion,

respectively, from

the prior

limit of $3

billion each.

This step

could ultimately

lead to

Fannie Mae

and Freddie

Mac being
privatized

and represents

the first

concrete

step on the

road to GSE

reform.

On June 30,

2020, the

FHFA released

a proposed

rule on a
new regulatory

framework

for the GSEs

which seeks

to implement

both a risk-based

capital framework

and minimum

leverage

capital
requirements.

The final

rule on the

new capital

framework

for the GSEs

was published

in the federal

register

in December

2020.

On
January 14,

2021, the

U.S. Treasury

and the FHFA

executed letter

agreements

allowing

the GSEs

to continue

to retain

capital up

to their
regulatory

minimums,

including

buffers, as

prescribed

in the December

rule.

These letter

agreements

provide, in

part, (i)

there will

be no
exit from

conservatorship

until all

material litigation

is settled

and the GSE

has common

equity Tier

1 capital

of at least

3% of its

assets, (ii)
the GSEs

will comply

with the

FHFA’s regulatory capital

framework,

(iii)

higher-risk

single-family

mortgage

acquisitions

will be

restricted

to
current levels,

and (iv)

the U.S.

Treasury and

the FHFA will

establish

a timeline

and process

for future

GSE reform.

However, no definitive
proposals

or legislation

have been

released or

enacted with

respect to

ending the

conservatorship,

unwinding

the GSEs,

or materially
reducing

the roles

of the GSEs

in the U.S.

mortgage

market. On

September

14, 2021,

the U.S.

Treasury and

the FHFA suspended

certain
policy provisions

in the January

agreement,

including

limits on

loans acquired

for cash

consideration,

multifamily

loans, loans

with higher
risk characteristics

and second

homes and

investment

properties.

On February

25, 2022,

the FHFA published

a final rule,

effective as

of
April 26,

2022, amending

the GSE capital

framework

established

in December

2020 by, among

other things,

replacing

the fixed

leverage
buffer equal

to 1.5% of

a GSE’s adjusted

total assets

with a dynamic

leverage

buffer equal

to 50% of

a GSE’s stability

capital buffer,
reducing

the risk weight

floor from

10% to 5%,

and removing

the requirement

that the

GSEs must

apply an overall

effectiveness
adjustment

to their

credit risk

transfer

exposures.
In 2017,

policymakers

announced

that LIBOR

will be replaced

by December

31, 2021.

The directive

was spurred

by the fact

that
banks are

uncomfortable

contributing

to the LIBOR

panel given

the shortage

of underlying

transactions

on which

to base levels

and the
liability

associated

with submitting

an unfounded

level. However,

the ICE Benchmark

Administration,

in its capacity

as administrator

of
USD LIBOR,

has announced

that it intends

to extend

publication

of USD LIBOR

(other than

one-week and

two-month

tenors) by

18
months to

June 2023.

Notwithstanding

this possible

extension,

a joint statement

by key regulatory

authorities

calls on banks

to cease
entering

into new

contracts

that use

USD LIBOR

as a reference

rate by no

later than

December

31, 2021.

The ARRC,

a steering
committee

comprised

of large

U.S. financial

institutions,

has proposed

replacing

USD-LIBOR

with a new

SOFR, a rate

based on U.S.

repo
trading.

We will monitor

the emergence

of SOFR

carefully

as it appears

likely to

become the

new benchmark

for hedges

and a range

of
interest

rate investments.

At this time,

however, no consensus

exists as

to what rate

or rates

may become

accepted alternatives

to LIBOR.

On December

7, 2021,

the CFPB

released

a final rule

that amends

Regulation

Z, which

implemented

the Truth in

Lending Act,

aimed
at addressing

cessation

of LIBOR

for both

closed-end (e.g.,

home mortgage)

and open-end

(e.g., home

equity line

of credit)

products.

The
rule, which

mostly becomes

effective

in April

of 2022,

establishes

requirements

for the selection

of replacement

indices for

existing

LIBOR-
linked consumer

loans. Although

the rule

does not

mandate the

use of SOFR

as the alternative

rate, it

identifies

SOFR as a

comparable
rate for

closed-end

products

and states

that for

open-end products,

the CFPB

has determined

that ARRC’s

recommended

spread-adjusted
indices based

on SOFR

for consumer

products

to replace

the one-month,

three-month,

or six-month

USD LIBOR

index “have

historical
fluctuations

that are

substantially

similar to

those of

the LIBOR

indices that

they are

intended

to replace.”

The CFPB

reserved judgment,
however, on a SOFR-based

spread-adjusted

replacement

index to

replace the

one-year USD

LIBOR until

it obtained

additional
information.

On December

8, 2021,

the House

of Representatives

passed the

Adjustable

Interest

Rate (LIBOR)

Act of 2021

(H.R. 4616)

(the
“LIBOR Act”),

which provides

for a statutory

replacement

benchmark

rate for

contracts

that use

LIBOR as

a benchmark

and do not

contain
any fallback

mechanism

independent

of LIBOR.

Pursuant

to the LIBOR

Act, SOFR

becomes the

new benchmark

rate by operation

of law
for any such

contract.

The LIBOR

Act establishes

a safe harbor

from litigation

for claims

arising out

of or related

to the use

of SOFR

as the
recommended

benchmark

replacement.

The LIBOR

Act makes

clear that

it should

not be construed

to disfavor

the use of

any benchmark
on a prospective

basis.
The LIBOR

Act also

attempts

to forestall

challenges

that it is

impairing

contracts.

It provides

that the

discontinuance

of LIBOR

and
the automatic

statutory

transition

to a replacement

rate neither

impairs or

affects the

rights of

a party to

receive payment

under such
contracts,

nor allows

a party to

discharge

their performance

obligations

or to declare

a breach

of contract.

It amends

the Trust Indenture
Act of 1939

to state

that the

“the right

of any holder

of any indenture

security to

receive payment

of the principal

of and interest

on such
indenture

security shall

not be deemed

to be impaired

or affected”

by application

of the LIBOR

Act to any

indenture

security.

On
December

9, 2021,

the United

States Senate

referred

the LIBOR Act

to the Committee

on Banking,

Housing and

Urban Affairs.
One-week and

two-month

U.S. dollar

LIBOR rates

phased out

on December

31, 2021,

but other

U.S. dollar

tenors may

continue until
June 30,

2023. We will

monitor the

emergence

of SOFR

carefully

as it appears

likely to

become the

new benchmark

for hedges

and a
range of

interest

rate investments.

At this time,

however, no consensus

exists as

to what rate

or rates

may become

accepted

alternatives
to LIBOR.
Effective January

1, 2021,

Fannie Mae,

in alignment

with Freddie

Mac, extended

the timeframe

for its delinquent

loan buyout

policy
for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and

Mortgage-Backed

Securities

(MBS) from

four consecutively

missed
monthly payments

to twenty-four

consecutively

missed monthly

payments (i.e.,

24 months

past due).

This new

timeframe

applied to
outstanding

single-family

pools and

newly issued

single-family

pools and

was first

reflected

when January

2021 factors

were released

on
the fourth

business day

in February

2021.

For Agency

RMBS investors,

when a delinquent

loan is bought

out of a

pool of mortgage

loans, the

removal of

the loan

from the pool
is the same

as a total

prepayment

of the loan.

The respective

GSEs anticipated,

however, that

delinquent

loans will

be repurchased

in
most cases

before the

24-month

deadline under

one of the

following

exceptions

listed below.
•

a loan that

is paid in

full, or

where the

related lien

is released

and/or the

note debt

is satisfied

or forgiven;
•

a loan repurchased

by a seller/servicer

under applicable

selling

and servicing

requirements;
•

a loan entering

a permanent

modification,

which generally

requires

it to be

removed from

the MBS.

During any

modification

trial
period, the

loan will

remain in

the MBS until

the trial

period ends;
•

a loan subject

to a short

sale or

deed-in-lieu

of foreclosure;

or
•

a loan referred

to foreclosure.

Because of

these exceptions,

the GSEs

believe based

on prevailing

assumptions

and market

conditions

this change

will have

only a
marginal impact

on prepayment

speeds, in

aggregate.

Cohort level

impacts may

vary. For example,

more than

half of loans

referred to
foreclosure

are historically

referred

within six

months of

delinquency. The

degree to

which speeds

are affected

depends on

delinquency
levels, borrower

response,

and referral

to foreclosure

timelines.
The scope

and nature

of the actions

the U.S.

government

or the Fed

will ultimately

undertake

are unknown

and will

continue to
evolve
Effect on Us
Regulatory

developments,

movements

in interest

rates and

prepayment

rates affect

us in many

ways, including

the following:
Effects on

our Assets
A change

in or elimination

of the guarantee

structure

of Agency

RMBS may

increase our

costs (if,

for example,

guarantee

fees
increase)

or require

us to change

our investment

strategy

altogether.

For example,

the elimination

of the guarantee

structure

of Agency
RMBS may

cause us to

change our

investment

strategy

to focus

on non-Agency

RMBS, which

in turn would

require us

to significantly
increase our

monitoring

of the credit

risks of our

investments

in addition

to interest

rate and

prepayment

risks.
Lower long-term

interest

rates can

affect the

value of our

Agency RMBS

in a number

of ways. If

prepayment

rates are

relatively

low
(due, in

part, to

the refinancing

problems described

above), lower

long-term

interest

rates can

increase the

value of higher-coupon

Agency
RMBS. This

is because

investors

typically

place a premium

on assets

with yields

that are

higher than

market yields.

Although

lower long-
term interest

rates may

increase

asset values

in our portfolio,

we may not

be able to

invest new

funds in similarly-yielding

assets.
If prepayment

levels increase,

the value

of our Agency

RMBS affected

by such prepayments

may decline.

This is because

a
principal

prepayment

accelerates

the effective

term of an

Agency RMBS,

which would

shorten the

period during

which an

investor would
receive above-market

returns (assuming

the yield

on the prepaid

asset is higher

than market

yields). Also,

prepayment

proceeds

may not
be able to

be reinvested

in similar-yielding

assets. Agency

RMBS backed

by mortgages

with high

interest

rates are

more susceptible

to
prepayment

risk because

holders

of those

mortgages

are most

likely to

refinance

to a lower

rate. IOs

and IIOs,

however, may

be the types
of Agency

RMBS most

sensitive

to increased

prepayment

rates. Because

the holder

of an IO

or IIO receives

no principal

payments,

the
values of

IOs and IIOs

are entirely

dependent

on the existence

of a principal

balance on

the underlying

mortgages.

If the principal

balance
is eliminated

due to prepayment,

IOs and IIOs

essentially

become worthless.

Although

increased

prepayment

rates can

negatively

affect
the value

of our IOs

and IIOs,

they have

the opposite

effect on

POs. Because

POs act like

zero-coupon

bonds, meaning

they are
purchased

at a discount

to their

par value

and have

an effective

interest

rate based

on the discount

and the term

of the underlying

loan, an
increase in

prepayment

rates would

reduce the

effective term

of our POs

and accelerate

the yields

earned on

those assets,

which would
increase our

net income.
Higher long-term

rates can

also affect

the value

of our Agency

RMBS.

As long-term

rates rise,

rates available

to borrowers

also rise.

This tends

to cause prepayment

activity to

slow and

extend the

expected average

life of mortgage

cash flows.

As the expected

average
life of the

mortgage

cash flows

increases,

coupled with

higher discount

rates, the

value of Agency

RMBS declines.

Some of the
instruments

the Company

uses to hedge

our Agency

RMBS assets,

such as interest

rate futures,

swaps and

swaptions,

are stable
average life

instruments.

This means

that to the

extent we

use such instruments

to hedge

our Agency

RMBS assets,

our hedges

may not
adequately

protect us

from price

declines,

and therefore

may negatively

impact our

book value.

It is for

this reason

we use interest

only
securities

in our portfolio.

As interest

rates rise,

the expected

average life

of these

securities

increases,

causing generally

positive

price
movements

as the number

and size

of the cash

flows increase

the longer

the underlying

mortgages

remain outstanding.

This makes
interest

only securities

desirable

hedge instruments

for pass-through

Agency RMBS.

As described

above, the

Agency RMBS

market began

to experience

severe dislocations

in mid-March

2020 as a

result of

the
economic,

health and

market turmoil

brought about

by COVID-19.

On March 23,

2020, the

Fed announced

that it would

purchase

Agency
RMBS and

U.S. Treasuries

in the amounts

needed to

support smooth

market functioning,

which largely

stabilized

the Agency

RMBS
market, but

ended these

purchases

in March 2022

and announced

plans to reduce

its balance

sheet. The

Fed’s planned

reduction

of its
balance sheet

could negatively

impact our

investment

portfolio.

Further, the

moratoriums

on foreclosures

and evictions

described

above
will likely

delay potential

defaults

on loans that

would otherwise

be bought

out of Agency

RMBS pools

as described

above.

Depending

on
the ultimate

resolution

of the foreclosure

or evictions,

when and

if it occurs,

these loans

may be removed

from the

pool into

which they
were securitized.

If this were

to occur, it would

have the

effect of delaying

a prepayment

on the Company’s

securities

until such

time. As
the majority

of the Company’s

Agency RMBS

assets were

acquired

at a premium

to par, this will

tend to increase

the realized

yield on the
asset in question.
Because we

base our

investment

decisions

on risk management

principles

rather than

anticipated

movements

in interest

rates, in

a
volatile interest

rate environment

we may allocate

more capital

to structured

Agency RMBS

with shorter

durations.

We believe these
securities

have a lower

sensitivity

to changes

in long-term

interest

rates than

other asset

classes.

We may attempt

to mitigate

our
exposure

to changes

in long-term

interest

rates by

investing

in IOs and

IIOs, which

typically

have different

sensitivities

to changes

in long-
term interest

rates than

PT RMBS,

particularly

PT RMBS backed

by fixed-rate

mortgages.
Effects on

our borrowing

costs
We leverage

our PT RMBS

portfolio and

a portion

of our structured

Agency RMBS

with principal

balances through

the use of

short-
term repurchase

agreement

transactions.

The interest

rates on

our debt

are determined

by the short

term interest

rate markets.

Increases
in the Fed

Funds rate

or LIBOR

typically

increase our

borrowing

costs, which

could affect

our interest

rate spread

if there

is no
corresponding

increase in

the interest

we earn

on our assets.

This would

be most prevalent

with respect

to our Agency

RMBS backed

by
fixed rate

mortgage

loans because

the interest

rate on a

fixed-rate

mortgage

loan does

not change

even though

market rates

may change.
In order

to protect

our net interest

margin against

increases

in short-term

interest

rates, we

may enter into

interest

rate swaps,

which
economically

convert our

floating-rate

repurchase

agreement

debt to fixed-rate

debt, or

utilize other

hedging instruments

such as
Eurodollar, Fed

Funds and

T-Note futures

contracts

or interest

rate swaptions.
Summary
The first

quarter of

2022 was

extremely volatile

as the Fed

pivoted

quickly from

unprecedented

monetary

policy accommodation

to
the rapid

removal of

the accommodation.

Current

market pricing

in the futures

markets implies

the Fed will

raise the

target for

the Fed
Funds rate

to approximately

2.70% by

then end

of the year.

The U.S.

economy has

recovered

quickly from

the COVID-19

induced
downturn

with the

help of the

Fed’s monetary

policy and

equally

unprecedented

fiscal stimulus

from the

government.

As the economy
recovered

rapidly, inflationary

pressures

emerged and

were exacerbated

by numerous

supply constraints,

including

the supply

of labor,
resulting

in a sub-4%

unemployment

rate which

continues

to fall and

wage growth

above 5%.

The war

in Ukraine

has further

stimulated
inflationary

pressures

as Russia

and Ukraine

are leading

suppliers

of food,

energy and

many other

commodities.

COVID-19

induced
shutdowns

in China

have also

increased

supply constraints,

another source

of inflationary

pressure.

As the second

quarter of

2022
unfolds, these

trends have

intensified

and the Fed

appears even

more intent

on removing

their accommodation

as quickly

as possible.

The Fed may

even begin

outright

sales of U.S.

Treasury and

Agency RMBS

assets later

this year.

For the Company,

this means

our funding

costs are

likely to

continue

to rise over

the balance

of 2022 and

possibly into

2023.

While
longer-term

maturities

have not

risen as much

as short

and intermediate

term rates,

they have

risen and

refinancing

and purchase

activity
in the residential

housing market

is likely to

slow. If this

occurs, it

would slow

premium amortization

or discount

accretion,

as the case

may
be, on the

Company’s Agency

MBS securities.

The net effect

of higher

funding costs

and slower

amortization

will depend

on the extent
and timing

of both,

but may reduce

the Company’s

net interest

income, and

perhaps materially

so, over

this period.

These developments

may continue

to impact

Orchid Island

Capital

in a similar

manner. In particular,

Orchid’s ability

to maintain

its
capital base

at its current

level could

be adversely

affected if

these developments

continue

to pressure

Orchid’s MBS

assets.

This could
reduce the

Company’s advisory

service revenues

if there

are further

declines in

Orchid’s shareholders’

equity and

could further

reduce the
dividends

paid by Orchid

on its common

stock.
Critical Accounting Estimates
Our consolidated

financial

statements

are prepared

in accordance

with GAAP.

GAAP requires

our management

to make some
complex and

subjective

decisions

and assessments.

Our most

critical accounting

policies involve

decisions

and assessments

which could
significantly

affect reported

assets,

liabilities,

revenues

and expenses,
and these

decisions

and assessments

can change

significantly
each reporting

period.

There have

been no changes

to the processes

used to determine

our critical

accounting

estimates

as discussed

in
our annual

report on

Form 10-K

for the year

ended December

31, 2021.
Capital Expenditures
At March 31, 2022, we had no material commitments for capital expenditures.
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
Changes in Internal Controls over Financial Reporting
There were no material changes in the Company’s internal controls over financial reporting that occurred during the Company’s
most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over
financial reporting.

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

The Company
believes the demands are without merit and intends to defend against the demands vigorously. No provision or accrual has been
recorded related to the Citigroup demands.
We are not party to any other material pending legal proceedings as described in Item 103 of Regulation S-K.
ITEM 1A.

RISK FACTORS.
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended
December 31, 2021,

filed with the SEC on March 11, 2022.
ITEM 2. UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE

OF PROCEEDS
On September 16, 2021, the Board authorized a share repurchase plan pursuant to Rule 10b5-1 of the Securities Exchange Act of
1934 (the “2021 Repurchase Plan”). Pursuant to the 2021 Repurchase Plan, the Company

may purchase shares of its Class A
Common Stock from time to time for an aggregate purchase price not to exceed

$2.5 million.

The table below presents the Company’s share repurchase activity for the three months ended March 31, 2022.
Approximate Dollar
Shares Purchased Amount of Shares
Total Number Weighted-Average as Part of Publicly That May Yet be
of Shares Price Paid Announced Repurchased Under
Repurchased Per Share Programs the Authorization
January 1, 2022 - January 31, 2022 42,839 $ 2.22 42,839 $ 2,211,791
February 1, 2022 - February 28, 2022 38,812 2.07 38,812 2,131,363
March 1, 2022 - March 31, 2022 106,629 1.89 106,629 1,929,797
Totals / Weighted Average 188,280 $ 2.00 188,280 $ 1,929,797
The Company did not have any unregistered sales of its equity securities during the three months ended March 31, 2022.

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

May 13, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer
Date:

May 13, 2022
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)