Form 10-Q
period 2022-06-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2022-08-12
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2022
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
☐

No
☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value August 12, 2022
10,253,757
Class B Common Stock, $0.001 par value August 12, 2022
31,938
Class C Common Stock, $0.001 par value August 12, 2022
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
22
ITEM 3. Quantitative

and Qualitative

Disclosures

About Market

Risk
45
ITEM 4. Controls

and Procedures
46
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
47
ITEM 1A.

Risk Factors
47
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
47
ITEM 3. Defaults

Upon Senior

Securities
47
ITEM 4. Mine

Safety Disclosures
47
ITEM 5. Other

Information
47
ITEM 6. Exhibits 48
SIGNATURES 49

PART I. FINANCIAL

INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(Unaudited)
June 30, 2022 December 31, 2021
ASSETS:
Mortgage-backed securities, at fair value
Pledged to counterparties $
38,342,032
$
60,788,129
Unpledged
193,018
15,015
Total mortgage

-backed securities
38,535,050
60,803,144
Cash and cash equivalents
5,609,067
8,421,410
Restricted cash
920,500
1,391,000
Orchid Island Capital, Inc. common stock, at fair value
7,396,767
11,679,107
Accrued interest receivable
173,903
229,942
Property and equipment, net
2,010,829
2,024,190
Deferred tax assets
36,351,770
35,036,312
Due from affiliates
1,137,559
1,062,155
Other assets
1,208,050
1,437,381
Total Assets $
93,343,495
$
122,084,641
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
36,925,999
$
58,877,999
Long-term debt
27,427,705
27,438,976
Accrued interest payable
104,566
55,610
Other liabilities
1,001,830
2,712,206
Total Liabilities
65,460,100
89,084,791

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of June 30, 2022 and December 31, 2021
-
-
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
10,472,779
and
10,702,194

shares issued and outstanding as of June 30, 2022

and December 31, 2021, respectively.
10,473
10,702
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of June 30, 2022 and December 31, 2021
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of June 30, 2022 and December 31, 2021
32
32
Additional paid-in capital
330,430,184
330,880,252
Accumulated deficit
(302,557,326)
(297,891,168)
Stockholders’ Equity
27,883,395
32,999,850
Total Liabilities

and Stockholders' Equity
$
93,343,495
$
122,084,641
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(Unaudited)
For the Three and Six Months Ended June 30, 2022 and 2021
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
Revenues:
Advisory services $
6,407,741
$
4,211,221
$
3,332,379
$
2,185,812
Interest income
883,456
1,189,068
392,067
578,450
Dividend income from Orchid Island Capital, Inc. common stock
752,654
1,012,189
350,374
506,094
Total revenues
8,043,851
6,412,478
4,074,820
3,270,356
Interest expense
Repurchase agreements
(103,915)
(71,197)
(72,673)
(31,339)
Long-term debt
(559,805)
(499,112)
(303,739)
(249,564)
Net revenues
7,380,131
5,842,169
3,698,408
2,989,453
Other income (expense):
Unrealized losses on mortgage-backed securities
(4,033,554)
(1,897,862)
(919,350)
(505,601)
Realized losses on mortgage-backed securities
(858,001)
-
(858,001)
-
Unrealized losses on Orchid Island Capital, Inc. common stock
(4,282,340)
(77,861)
(1,038,143)
(2,128,193)
Losses on derivative instruments
(49,688)
(133)
(49,688)
(376)
Other income
187
153,973
90
153,887
Total other expense
(9,223,396)
(1,821,883)
(2,865,092)
(2,480,283)
Expenses:
Compensation and related benefits
2,605,650
2,190,220
1,261,694
1,066,690
Directors' fees and liability insurance
393,047
377,634
197,149
189,614
Audit, legal and other professional fees
267,233
271,903
122,544
134,735
Administrative and other expenses
872,421
641,247
531,485
333,382
Total expenses
4,138,351
3,481,004
2,112,872
1,724,421
Net (loss) income before income tax (benefit) provision
(5,981,616)
539,282
(1,279,556)
(1,215,251)
Income tax (benefit) provision
(1,315,458)
168,638
(92,982)
(295,465)
Net (loss) income $
(4,666,158)
$
370,644
$
(1,186,574)
$
(919,786)
Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
(0.44)
$
0.03
$
(0.11)
$
(0.08)
CLASS B COMMON STOCK
Basic and Diluted $
(0.44)
$
0.03
$
(0.11)
$
(0.08)
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
10,557,721
11,608,555
10,491,615
11,608,555
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
31,938
31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Six and Three Months Ended June 30, 2022 and 2021
Stockholders' Equity
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
-
(3,479,584)
(3,479,584)
Class A common shares repurchased and retired
(188,280)
(188)
(377,110)
-
(377,298)
Balances, March 31, 2022
10,577,790
$
10,578
$
330,503,142
$
(301,370,752)
$
29,142,968
Net loss -
-
-
(1,186,574)
(1,186,574)
Class A common shares repurchased and retired
(41,135)
(41)
(72,958)
-
(72,999)
Balances, June 30, 2022
10,536,655
$
10,537
$
330,430,184
$
(302,557,326)
$
27,883,395
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Six Months Ended June 30, 2022 and 2021
2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net (loss) income $
(4,666,158)
$
370,644
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation
34,808
34,625
Deferred income tax (benefit) provision
(1,315,458)
168,638
Unrealized losses on mortgage-backed securities
4,033,554
1,897,862
Realized losses on mortgage-backed securities
858,001
-
PPP loan forgiveness
-
(153,724)
Unrealized losses on Orchid Island Capital, Inc. common stock
4,282,340
77,861
Changes in operating assets and liabilities:
Accrued interest receivable
56,039
(13,858)
Due from affiliates
(75,404)
(161,780)
Other assets
229,331
(5,210)
Accrued interest payable
48,956
(28,289)
Other liabilities
(1,710,376)
(481,108)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
1,775,633
1,705,661
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(10,821,877)
(13,139,464)
Sales
23,096,853
-
Principal repayments
5,101,563
7,426,203
Purchases of property and equipment
(21,447)
-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
17,355,092
(5,713,261)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
169,460,690
117,034,000
Principal repayments on repurchase agreements
(191,412,690)
(110,759,114)
Principal repayments on long-term debt
(11,271)
(10,730)
Class A common shares repurchased and retired
(450,297)
-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES
(22,413,568)
6,264,156
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(3,282,843)
2,256,556
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
9,812,410
10,911,357
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
6,529,567
$
13,167,913
SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION:
Cash paid during the period for:
Interest expense $
614,764
$
600,157
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
Effective April 1, 2022, Bimini Advisors started providing certain repurchase agreement trading, clearing and administrative services to
Orchid that were previously provided by a third party. Bimini Advisors also manages the MBS portfolio of Royal Palm Capital,

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

Operating results for the six and three-month periods ended June 30, 2022 are not necessarily
indicative of the results that may be expected for the year ending December 31, 2022.
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

June 30,

2022 and
December

31, 2021.
June 30, 2022 December 31, 2021
Cash and cash equivalents $
5,609,067
$
8,421,410
Restricted cash
920,500
1,391,000
Total cash, cash equivalents

and restricted cash
$
6,529,567
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

(“IO”) securities and inverse interest-only (“IIO”)
securities representing interest in or obligations backed by pools of mortgage-backed loans. The Company refers to MBS and CMOs
as PT MBS. The Company refers

to IO and IIO securities as structured MBS. The Company has elected to account for its investment in
MBS under the fair value option.

Electing the fair value option requires the Company to record changes in fair value in the consolidated
statement of operations, which, in management’s view, more appropriately reflects the results of the Company’s operations for a particular reporting period and is consistent with the underlying economics and how the portfolio is managed.
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

has historically

used derivative

instruments

to manage

interest

rate risk,

facilitate

asset/liability

strategies

and manage
other exposures,

and it may

continue

to do so

in the future.

The principal

instruments

that the

Company has

used are

Treasury Note

(“T-
Note”) and

Eurodollar

futures contracts,

and “to-be-announced”

(“TBA”) securities

transactions.

The Company

accounts for

TBA securities
as derivative

instruments.

Other types

of derivative

instruments

may be used

in the future.

Gains and

losses associated

with derivative
transactions

are reported

in gain (loss)

on derivative

instruments

in the accompanying

consolidated

statements

of operations.
During the

six and three

months ended

June 30,

2022,

the Company

only held

T-Note futures

contracts.

The Company

recorded

a
loss of approximately

$
50,000

on these

instruments

during both

the six and

three months

ended June

30, 2022.

Losses recorded

during
the six and

three months

ended June

30, 2021

were negligible.
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
The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase
agreements, accrued interest payable and other liabilities generally approximates their carrying value as of June 30, 2022 and
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
Property

and Equipment,

net
Property and equipment, net, consists of computer equipment with a depreciable life of 3 years, office furniture and equipment with
depreciable lives of 8 to 20 years, land which has no depreciable life, and our building and its improvements with depreciable lives of
30 years.

Property and equipment is recorded at acquisition cost and depreciated to their respective salvage values using the straight-
line method over the estimated useful lives of the assets. Depreciation is included in administrative and other expenses in the
consolidated statement of operations.

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
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis point for any amount of aggregate outstanding principal balance in excess of $5 billion,

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
The following table summarizes the advisory services revenue from

Orchid for the six and three months ended June 30, 2022 and
2021.
(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
Management fee $
5,265
$
3,412
$
2,631
$
1,791
Allocated overhead
960
799
519
395
Repurchase, Clearing and Administrative Fee 183 - 183 -
Total $
6,408
$
4,211
$
3,333
$
2,186
At June 30, 2022 and December 31, 2021, the net amount due from Orchid was approximately

$
1.1

million and $
1.1

million,
respectively.
NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of June

30, 2022

and December

31, 2021:
(in thousands)
June 30, 2022 December 31, 2021
Fixed-rate MBS $
35,492
$
58,029
Interest-Only MBS
3,034
2,759
Inverse Interest-Only MBS
9
15
Total $
38,535
$
60,803
The following table is a summary of the Company’s net gain (loss) from the sale of MBS during the six months ended
June 30, 2022 and 2021.
(in thousands)
2022 2021
Proceeds from sales of MBS $
23,097
$
-
Carrying value of MBS sold
(23,955)
-
Net gain (loss) on sales of MBS $
(858)
$
-
Gross gain on sales of MBS $
-
$
-
Gross loss on sales of MBS
(858)
-
Net gain (loss) on sales of MBS $
(858)
$
-

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

2022, the

Company had

met all margin

call
requirements.
As of June

30, 2022

and December

31, 2021,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
June 30, 2022
Fair value of securities pledged, including accrued
interest receivable $
-
$
24,813
$
13,699
$
-
$
38,512
Repurchase agreement liabilities associated with
these securities $
-
$
23,536
$
13,390
$
-
$
36,926
Net weighted average borrowing rate -

1.39%
1.25%
-

1.34%
December 31, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
60,859
$
159
$
-
$
61,018
Repurchase agreement liabilities associated with
these securities $
-
$
58,793
$
85
$
-
$
58,878
Net weighted average borrowing rate -

0.14%
0.70%
-

0.14%
In addition,

cash pledged

to counterparties

for repurchase

agreements

was approximately

$
0.8

million and

$
1.4

million as

of June 30,
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

At June

30, 2022

and December

31, 2021,

the Company

had an aggregate
amount at

risk (the

difference

between the

amount loaned

to the Company,

including

interest

payable, and

the fair

value of securities

and
cash pledged

(if any),

including

accrued interest

on such securities)

with all

counterparties

of approximately

$
2.3

million and

$
3.5

million,
respectively.

As of June

30, 2022

and December

31, 2021,

the Company

did not have

an amount

at risk with

any individual

counterparty
greater than

10% of the

Company’s equity.

NOTE 5. PLEDGED ASSETS
Assets Pledged

to Counterparties
The table

below summarizes

Bimini’s assets

pledged

as collateral

under its

repurchase

agreements

and derivative

agreements

as of
June 30,

2022 and

December

31, 2021.
($ in thousands)
June 30, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Agreements Agreements Total Agreements Agreements Total
PT MBS - at fair value $
35,492
$
-
$
35,492
$
58,029
$
-
$
58,029
Structured MBS - at fair value
2,850
-
2,850
2,759
-
2,759
Accrued interest on pledged securities
170
-
170
230
-
230
Restricted cash
782
139
921
1,391
-
1,391
Total $
39,294
$
139
$
39,433
$
62,409
$
-
$
62,409
Assets Pledged

from Counterparties
The table

below summarizes

cash pledged

to Bimini

from counterparties

under repurchase

agreements

as of June

30, 2022

and
December

31, 2021.

Cash received

as margin

is recognized

in cash and

cash equivalents

with a corresponding

amount recognized

as an
increase in

repurchase

agreements

in the consolidated

balance sheets.
($ in thousands)
Assets Pledged to Bimini June 30, 2022 December 31, 2021
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
June 30, 2022
Repurchase Agreements $
36,926
$
-
$
36,926
$
(36,144)
$
(782)
$
-
$
36,926
$
-
$
36,926
$
(36,144)
$
(782)
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
NOTE 7.

LONG-TERM DEBT
Long-term

debt at June

30, 2022

and December

31, 2021

is summarized

as follows:
(in thousands)
June 30, 2022 December 31, 2021
Junior subordinated debt $
26,804
$
26,804
Secured note payable
624
635
Total $
27,428
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

30, 2022

and December

31, 2021,

the outstanding

principal

balance on

the junior

subordinated

debt securities

owed to
BCTII was

$
26.8

million.

The BCTII

trust preferred

securities

and Bimini

Capital's

BCTII Junior

Subordinated

Notes have

a rate of

interest
that floats

at a spread

of
3.50
% over the

prevailing

three-month

LIBOR rate.

As of June

30, 2022,

the interest

rate was
5.33
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
Last six months of 2022 $
11
2023
24
2024
25
2025
26
2026
28
After 2026
27,314
Total $
27,428
NOTE 8.

COMMON STOCK
There were

no issuances

of Bimini

Capital's Class

A Common

Stock, Class

B Common

Stock or Class

C Common

Stock during

the
six months

ended June

30, 2022

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

six months

ended June

30, 2022,

the Company

repurchased

a total of
229,415

shares under

the 2021

Repurchase

Plan at
an aggregate

cost of approximately

$
0.5

million, including

commissions

and fees,

for a weighted

average price

of $
1.96

per share.

From
the inception

of the 2021

Repurchase

Plan through

June 30,

2022, the

Company repurchased

a total of
321,702

shares at

an aggregate
cost of approximately

$
0.6

million,

including

commissions

and fees,

for a weighted

average price

of $
2.00

per share.

Subsequent

to June
30, 2022,

the Company

repurchased

a total of
219,022

shares at

an aggregate

cost of approximately

$
0.4

million,

including

commissions
and fees,

for a weighted

average price

of $
1.61

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

Management is not aware of any other significant reported or unreported contingencies at June 30, 2022.
NOTE 10.

INCOME TAXES

The total income tax (benefit) provision recorded for the six months ended June

30, 2022 and 2021 was $
(1.3)

million and $
0.2
million, respectively, on consolidated pre-tax book (loss) income of $
(6.0)

million and $
0.5

million in the six months ended June 30,
2022 and 2021, respectively.
The total income tax (benefit) provision recorded for the three months ended June

30, 2022 and 2021
was $(
0.1
) million and $(
0.3
) million, respectively, on consolidated pre-tax book loss of $(
1.3
) million and $(
1.2
) million in the three
months ended June 30, 2022 and 2021, respectively.

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

30, 2022

and 2021.
The table

below reconciles

the numerator

and denominator

of EPS for

the six and

three months

ended June

30, 2022

and 2021.
(in thousands, except per-share information)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted $
(4,652)
$
370
$
(1,183)
$
(917)
Weighted average common shares:
Class A common shares outstanding at the balance sheet date
10,473
11,609
10,473
11,609
Effect of weighting

85
-
19
-
Weighted average shares-basic and diluted
10,558
11,609
10,492
11,609
(Loss) income per Class A common share:
Basic and diluted $
(0.44)
$
0.03
$
(0.11)
$
(0.08)

(in thousands, except per-share information)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 2022 2021
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted $
(14)
$
1
$
(4)
$
(3)
Weighted average common shares:
Class B common shares outstanding at the balance sheet date
32
32
32
32
Weighted average shares-basic and diluted
32
32
32
32
(Loss) income per Class B common share:
Basic and diluted $
(0.44)
$
0.03
$
(0.11)
$
(0.08)
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

30, 2022

and December

31, 2021.

The Company's

MBS and TBA

securities

are valued

using Level

2 valuations,

and such valuations

currently

are determined

by the
Company based

on independent

pricing sources

and/or third

party broker

quotes. Because

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
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
June 30, 2022
Mortgage-backed securities $
38,535
$
-
$
38,535
$
-
Orchid Island Capital, Inc. common stock
7,397
7,397
-
-
December 31, 2021
Mortgage-backed securities $
60,803
$
-
$
60,803
$
-
Orchid Island Capital, Inc. common stock
11,679
11,679
-
-
During the

six months

ended June

30, 2022

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

Total revenues received under this management
agreement for the six months ended June 30, 2022 and 2021, were approximately

$
6.4

million and $
4.2

million, respectively,
accounting for approximately
80
% and
66
% of consolidated revenues, respectively.
The investment portfolio segment includes the investment activities conducted by Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.
Segment information for the six months ended June 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $
6,408
$
-
$
-
$
-
$
6,408
Advisory services, other operating segments
(1)
56
-
-
(56)
-
Interest and dividend income
-
1,636
-
-
1,636
Interest expense
-
(104)
(560)
(2)
-
(664)
Net revenues
6,464
1,532
(560)
(56)
7,380
Other expenses
-
(9,224)
-
-
(9,224)
Operating expenses
(4)
(3,237)
(901)
-
-
(4,138)
Intercompany expenses
(1)
-
(56)
-
56
-
Income (loss) before income taxes $
3,227
$
(8,649)
$
(560)
$
-
$
(5,982)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
4,211
$
-
$
-
$
-
$
4,211
Advisory services, other operating segments
(1)
72
-
-
(72)
-
Interest and dividend income
-
2,201
-
-
2,201
Interest expense
-
(71)
(499)
(2)
-
(570)
Net revenues
4,283
2,130
(499)
(72)
5,842
Other (expenses) income
-
(1,976)
154
(3)
-
(1,822)
Operating expenses
(4)
(2,230)
(1,251)
-
-
(3,481)
Intercompany expenses
(1)
-
(72)
-
72
-
Income (loss) before income taxes $
2,053
$
(1,169)
$
(345)
$
-
$
539

Segment information for the three months ended June 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $
3,332
$
-
$
-
$
-
$
3,332
Advisory services, other operating segments
(1)
27
-
-
(27)
-
Interest and dividend income
-
742
-
-
742
Interest expense
-
(73)
(304)
(2)
-
(377)
Net revenues
3,359
669
(304)
(27)
3,697
Other expenses
-
(2,865)
-
-
(2,865)
Operating expenses
(4)
(1,695)
(417)
-
-
(2,112)
Intercompany expenses
(1)
-
(27)
-
27
-
Income (loss) before income taxes $
1,664
$
(2,640)
$
(304)
$
-
$
(1,280)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
2,186
$
-
$
-
$
-
$
2,186
Advisory services, other operating segments
(1)
37
-
-
(37)
-
Interest and dividend income
-
1,084
-
-
1,084
Interest expense
-
(31)
(250)
(2)
-
(281)
Net revenues
2,223
1,053
(250)
(37)
2,989
Other (expenses) income
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
Assets in each reportable segment as of June 30, 2022 and December 31, 2021 were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
June 30, 2022 $
2,082
$
82,326
8,935
$
93,343
December 31, 2021
1,901
111,022
9,162
122,085
NOTE 14. RELATED PARTY TRANSACTIONS
Relationships with Orchid
At both June 30, 2022 and December 31, 2021, the Company owned
2,595,357

shares of Orchid common stock, representing
approximately
1.5
% and
1.5
%, respectively, of Orchid’s outstanding common stock on such dates. The Company received dividends on this common stock investment of approximately $
0.8

million and $
0.4

million during the six and three months ended June 30, 2022, respectively, and approximately $
1.0

million and $
0.5

million during the six and three months ended June 30, 2021, respectively.

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

it.

Effective April 1, 2022, Bimini Advisors started providing certain repurchase agreement trading, clearing and administrative
services to Orchid that were previously provided by a third party. The Company received additional fees for providing such services.
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
through June

30, 2022,

we repurchased

a total of

321,702 shares

at an aggregate

cost of approximately

$0.6 million,

including
commissions

and fees,

for a weighted

average price

of $2.00

per share.

During the

six months

ended June

30, 2022,

the Company
repurchased

a total of

229,415 shares

at an aggregate

cost of approximately

$0.5 million,

including

commissions

and fees,

for a weighted
average price

of $1.96

per share.

Subsequent

to June 30,

2022, the

Company repurchased

a total of

219,022 shares

at an aggregate

cost of approximately

$0.4
million, including

commissions

and fees,

for a weighted

average price

of $1.61

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

● geo-political events that affect the U.S. and international economies, such as the ongoing crisis in Ukraine; and
● other market developments.
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
●
increases in our cost of funds resulting from increases in the Fed Funds rate that are controlled by the Fed which have
occurred, and are likely to continue to occur, in 2022; and
●
our ability to manage the portfolio of Orchid and maintain our role as manager.
Results

of Operations
Described

below are

the Company’s

results of

operations

for the

six and three

months ended

June 30,

2022,

as compared

to the six
and three

months ended

June 30, 2021.
Net (Loss)

Income Summary
Consolidated

net loss for

the six months

ended June

30, 2022

was $4.7

million, or

$0.44 basic

and diluted

loss per share

of Class

A
Common Stock,

as compared

to a consolidated

net income

of $0.4

million,

or $0.03

basic and

diluted income

per share

of Class

A
Common Stock,

for the six

months ended

June 30,

2021.

Consolidated

net loss for

the three

months ended

June 30,

2022 was

$1.2 million,

or $0.11 basic

and diluted

loss per share

of Class A
Common Stock,

as compared

to consolidated

net loss of

$0.9 million,

or $0.08

basic and

diluted loss

per share

of Class

A Common

Stock,
for the three

months ended

June 30,

2021.

The components

of net (loss)

income for

the six months

ended June

30, 2022

and 2021,

along with

the changes

in those components
are presented

in the table

below.
(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 Change 2022 2021 Change
Advisory services revenues $ 6,408 $ 4,211 $ 2,197 $ $ 3,332 $ 2,186 $ 1,146
Interest and dividend income 1,636 2,201 (565) 742 1,084 (342)
Interest expense (664) (570) (94) (376) (281) (95)
Net revenues 7,380 5,842 1,538 3,698 2,989 709
Other expense (9,223) (1,822) (7,401) (2,865) (2,480) (385)
Expenses (4,138) (3,481) (657) (2,113) (1,724) (389)
Net (loss) income before income tax (benefit) provision (5,981) 539 (6,520) (1,280) (1,215) (65)
Income tax (benefit) provision (1,315) 168 (1,483) (93) (295) 202
Net (loss) income $ (4,666) $ 371 $ (5,037) $ $ (1,187) $ (920) $ (267)
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
Three Months Ended Agreements Debt Total Agreements Debt Total Operations
June 30, 2022 $ (186) $ (48) $ (234) $ 136 $ 48 $ 184 $ (50)
March 31, 2022 (185) (48) (233) 185 48 233 -
December 31, 2021 (707) (60) (767) 707 60 767 -
September 30, 2021 (709) (57) (766) 709 57 766 -
June 30, 2021 (708) (58) (766) 708 58 766 -
March 31, 2021 (708) (58) (766) 708 58 766 -
Six Months Ended
June 30, 2022 $ (371) $ (96) $ (467) $ 321 $ 96 $ 417 $ (50)
June 30, 2021 (1,416) (116) (1,532) 1,416 116 1,532 $ -
Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP
Economic GAAP Economic
Three Months Ended Income Basis Hedges (1) Basis (2) Basis Basis (3)
June 30, 2022 $ 392 $ 73 $ (186) $ 259 $ 319 $ 133
March 31, 2022 491 31 (185) 216 460 275
December 31, 2021 511 21 (707) 728 490 (217)
September 30, 2021 537 24 (709) 733 513 (196)
June 30, 2021 578 31 (708) 739 547 (161)
March 31, 2021 611 40 (708) 748 571 (137)
Six Months Ended
June 30, 2022 $ 883 $ 104 $ (371) $ 475 $ 779 $ 408
June 30, 2021 1,189 71 (1,416) 1,487 1,118 (298)
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
(in thousands)
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income (Loss)
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(1)
Basis Hedges
(2)
Basis
(3)
Basis Basis
(4)
June 30, 2022 $ 319 $ 133 $ 304 $ (48) $ 352 $ 15 $ (219)
March 31, 2022 460 275 256 (48) 304 204 (29)
December 31, 2021 490 (217) 249 (60) 309 241 (526)
September 30, 2021 513 (196) 248 (57) 305 265 (501)
June 30, 2021 547 (161) 250 (58) 308 297 (469)
March 31, 2021 571 (137) 250 (58) 308 321 (445)
Six Months Ended
June 30, 2022 $ 779 $ 408 $ 560 $ (96) $ 656 $ 219 $ (248)
June 30, 2021 1,118 (298) 500 (116) 616 618 (914)
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

Segment information for the six months ended June 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $ 6,408 $ - $ - $ - $ 6,408
Advisory services, other operating segments
(1)
56 - - (56) -
Interest and dividend income - 1,636 - - 1,636
Interest expense - (104)

(560)
(2)
- (664)
Net revenues 6,464 1,532 (560) (56) 7,380
Other expenses - (9,224) - - (9,224)
Operating expenses
(4)
(3,237) (901) - - (4,138)
Intercompany expenses
(1)
- (56) - 56 -
Income (loss) before income taxes $ 3,227 $ (8,649) $ (560) $ - $ (5,982)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 4,211 $ - $ - $ - $ 4,211
Advisory services, other operating segments
(1)
72 - - (72) -
Interest and dividend income - 2,201 - - 2,201
Interest expense - (71)

(499)
(2)
- (570)
Net revenues 4,283 2,130 (499) (72) 5,842
Other (expenses) income - (1,976)

154
(3)
- (1,822)
Operating expenses
(4)
(2,230) (1,251) - - (3,481)
Intercompany expenses
(1)
- (72) - 72 -
Income (loss) before income taxes $ 2,053 $ (1,169) $ (345) $ - $ 539

Segment information for the three months ended June 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $ 3,332 $ - $ - $ - $ 3,332
Advisory services, other operating segments
(1)
27 - - (27) -
Interest and dividend income - 742 - - 742
Interest expense - (73)

(304)
(2)
- (377)
Net revenues 3,359 669 (304) (27) 3,697
Other expenses - (2,865) - - (2,865)
Operating expenses
(4)
(1,695) (417) - - (2,112)
Intercompany expenses
(1)
- (27) - 27 -
Income (loss) before income taxes $ 1,664 $ (2,640) $ (304) $ - $ (1,280)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 2,186 $ - $ - $ - $ 2,186
Advisory services, other operating segments
(1)
37 - - (37) -
Interest and dividend income - 1,084 - - 1,084
Interest expense - (31)

(250)
(2)
- (281)
Net revenues 2,223 1,053 (250) (37) 2,989
Other (expenses) income - (2,634)

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
Assets in each reportable segment were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
June 30, 2022 $ 2,082 $ 82,326 $ 8,935 $ 93,343
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

In consideration for such services, Orchid pays
the following fees to the Company:
●
A daily fee equal to the outstanding principal balance of repurchase agreement funding in place as of the end of such day
multiplied by 1.5 basis points for the amount of aggregate outstanding principal balance less than or equal to $5 billion, and
multiplied by 1.0 basis point for any amount of aggregate outstanding principal balance in excess of $5 billion, and
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
(in thousands)
Advisory Services
Repurchase,
Average Average Clearing and
Orchid Orchid Management Overhead Administrative
Three Months Ended MBS Equity Fee Allocation Fees Total
June 30, 2022 $ 4,260,727 $ 866,539 $ 2,631 $ 519 $ 183 $ 3,333
March 31, 2022 5,545,844 853,576 2,634 441 - 3,075
December 31, 2021 6,056,259 806,382 2,587 443 - 3,030
September 30, 2021 5,136,331 672,384 2,157 390 - 2,547
June 30, 2021 4,504,887 542,679 1,791 395 - 2,186
March 31, 2021 4,032,716 456,687 1,621 404 - 2,025
Six Months Ended
June 30, 2022 $ 4,903,286 $ 860,058 $ 5,265 $ 960 $ 183 $ 6,408
June 30, 2021 4,268,801 499,683 3,412 799 - 4,211
Investment Portfolio Segment
Net Portfolio Interest Income
We define

net portfolio

interest

income as

interest

income on

MBS less

interest

expense on

repurchase

agreement

funding.

During the
six months

ended June

30, 2022,

we generated

$0.8 million

of net

portfolio

interest

income,

consisting

of $0.9

million

of interest

income from
MBS assets

offset by

$0.1 million

of interest

expense on

repurchase liabilities.

For the

comparable period ended

June 30,

2021, we
generated

$1.1 million

of net portfolio

interest

income, consisting

of $1.2 million

of interest

income from

MBS assets

offset by

$0.1 million

of
interest expense

on repurchase

liabilities.
The $0.3 million

decrease

in interest

income for

the six months

ended June

30, 2022

was due to
a $17.8 million

decrease in

average MBS

balances,

combined with

a 1 basis point

("bp") decrease

in yields earned

on the portfolio.

There
was a $33,000 increase in interest

expense for the six months

ended June 30, 2022 that was due to a $19.3 million

decrease in average
repurchase

liabilities

that was

partially

offset by a

20 bp increase

in cost of

funds.

Our economic interest

expense on repurchase

liabilities for the

six months ended June 30,

2022 and 2021 was $0.5 million

and $1.5
million, respectively,

resulting

in $0.4

million and

($0.3) million

of economic

net portfolio

interest

income (expense),

respectively.

During the three months ended June 30, 2022, we

generated approximately

$319,000 of net portfolio interest income, consisting of
approximately

$392,000 of interest

income from MBS

assets offset

by approximately

$73,000 of interest

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

30, 2022

and 2021

was $0.3

million and

$0.7
million,

respectively,

resulting

in

approximately $0.1

million

and

($0.2)

million

of

economic

net

portfolio

interest

income

(expense),
respectively.

The

tables

below

provide

information

on our

portfolio

average

balances,

interest

income,

yield

on

assets,

average

repurchase

agreement
balances,

interest

expense,

cost of

funds,

net interest

income and

net interest

rate spread

for the

six months

ended June

30, 2022

and 2021
and each

quarter in

2022 and

2021 on both

a GAAP and

economic basis.
($ in thousands)
Average Yield on Average Interest Expense Average Cost of Funds
MBS Interest Average Repurchase GAAP Economic GAAP Economic
Three Months Ended Held (1) Income (2) MBS Agreements (1) Basis Basis (2) Basis Basis (3)
June 30, 2022 $ 46,607 $ 392 3.36% $ 45,870 $ 73 $ 259 0.63% 2.25%
March 31, 2022 57,741 491 3.40% 56,846 31 216 0.22% 1.52%
December 31, 2021 62,597 511 3.27% 61,019 21 728 0.14% 4.77%
September 30, 2021 66,692 537 3.22% 67,253 24 733 0.14% 4.36%
June 30, 2021 70,925 578 3.26% 72,241 31 739 0.17% 4.09%
March 31, 2021 69,017 611 3.54% 69,104 40 748 0.23% 4.33%
Six Months Ended
June 30, 2022 $ 52,174 $ 883 3.39% $ 51,358 $ 104 $ 475 0.40% 1.85%
June 30, 2021 69,971 1,189 3.40% 70,672 71 1,487 0.20% 4.21%
($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(2)
Basis Basis
(4)
June 30, 2022 $ 319 $ 133 2.73% 1.11%
March 31, 2022 460 275 3.18% 1.88%
December 31, 2021 490 (217) 3.13% (1.50)%
September 30, 2021 513 (196) 3.08% (1.13)%
June 30, 2021 547 (161) 3.09% (0.83)%
March 31, 2021 571 (137) 3.31% (0.79)%
Six Months Ended
June 30, 2022 $ 779 $ 408 2.99% 1.54%
June 30, 2021 1,118 (298) 3.20% -0.81%
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

$0.9 million

for the six

months ended

June 30,

2022 and

$1.2 million

for the six

months ended

June 30,

2021.

Average

MBS holdings

were $52.2

million

and $70.0

million

for the

six months

ended

June 30,

2022 and

2021, respectively.

The $0.3

million
decrease in interest

income was due to

a $17.8 million

decrease in average

MBS holdings,

combined with a 1 basis

point ("bp") decrease
in yields.
Our interest income

was $0.4 million

for the three months

ended June 30,

2022 and $0.6 million

for the three months

ended June 30,
2021.

Average MBS holdings

were $46.6 million

and $70.9 million

for the three months

ended June 30,

2022 and 2021,

respectively. The
$0.2 million

decrease in interest

income was due

to a $24.3 million

decrease in average

MBS holdings,

partially offset

by a 10 bp increase
in yields

in average

MBS holdings.
The tables below present the average

portfolio size, income

and yields of our respective

sub-portfolios,

consisting of structured

MBS
and PT MBS,

for the six

months ended

June 30,

2022 and

2021, and

for each

quarter during

2022 and

2021.
($ in thousands)
Average MBS Held Interest Income Realized Yield on Average MBS
PT Structured PT Structured PT Structured
Three Months Ended MBS MBS Total MBS MBS Total MBS MBS Total
June 30, 2022 $ 43,568 $ 3,039 $ 46,607 $ 333 $ 59 $ 392 3.06% 7.75% 3.36%
March 31, 2022 54,836 2,905 57,741 472 19 491 3.45% 2.61% 3.40%
December 31, 2021 59,701 2,896 62,597 500 11 511 3.35% 1.55% 3.27%
September 30, 2021 64,641 2,051 66,692 533 4 537 3.30% 0.91% 3.22%
June 30, 2021 70,207 718 70,925 579 (1) 578 3.30% (0.11)% 3.26%
March 31, 2021 68,703 314 69,017 605 6 611 3.53% 6.54% 3.54%
Six Months Ended
June 30, 2022 $ 49,202 $ 2,972 $ 52,174 $ 805 $ 78 $ 883 3.27% 5.24% 3.39%
June 30, 2021 69,455 516 69,971 1,184 5 1,189 3.41% 1.92% 3.40%
Interest Expense on Repurchase Agreements and the Cost of Funds
Our average

outstanding

balances

under repurchase

agreements

were $51.4

million and

$70.7 million,

generating

interest expense

of
$104,000 and $71,000

for the six months ended

June 30, 2022 and

2021, respectively.

Our average

cost of funds was

0.40% and 0.20%
for six months ended

June 30, 2022 and

2021,

respectively.

There was a 20 bp increase

in the average cost

of funds and a $19.3 million
decrease in average

outstanding

repurchase

agreements

during the six months

ended June 30, 2022,

compared to the six months

ended
June 30,

2021.

Our economic

interest

expense

was $0.5

million

and $1.5

million

for the

six months

ended June

30, 2022

and 2021,

respectively.

There
was a 236 bp decrease in the average economic cost of funds to 1.85% for the six months ended June 30, 2022 from 4.21% for the six
months ended June 30,

2021.

The $1.0 million decrease

in economic interest

expense was due to the

$19.3 million decrease

in average
outstanding repurchase

agreements,

combined with the 236 bp decrease economic cost of funds during the six months ended June 30,
2022.
Our average

outstanding

balances

under repurchase

agreements

were $45.9

million and

$72.2 million,

generating

interest expense

of
approximately

$73,000

and 31,000

for the

three

months

ended June

30, 2022

and 2021,

respectively.

Our average

cost of

funds

was 0.63%
and 0.17%

for three

months

ended

June 30,

2022 and

2021, respectively.

There was

a 46

bp increase

in the

average

cost of

funds, partially
offset by

a $26.4

million

decrease

in average

outstanding

repurchase

agreements

during the

three months

ended June

30, 2022,

compared
to the three

months ended

June 30,

2021.

Our economic interest expense

was $0.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively.
There was a 184 bp decrease

in the average economic

cost of funds to 2.25%

for the three months ended

June 30, 2022 from 4.09%

for
the three

months ended

June 30,

2021.
Because all of

our repurchase agreements are short-term, changes in market rates have a

more immediate impact on our

interest
expense.

Our average

cost of funds

calculated

on a GAAP

basis was

30 bps below

the average

one-month

LIBOR and

127 bps below

the
average six-month

LIBOR for

the quarter

ended June

30, 2022.

Our average

economic cost

of funds was

132 bps above

the average

one-
month LIBOR and 35 bps above the average

six-month LIBOR

for the quarter ended June 30, 2022.

The average term to maturity

of the
outstanding

repurchase

agreements

increased

from 16 days

at December

31, 2021

to 26 days

at June 30,

2022.
The tables

below

present

the average

outstanding

balances

under

our repurchase

agreements,

interest

expense

and average

economic
cost of funds,

and average

one-month and

six-month LIBOR

rates for the

six months ended

June 30, 2022

and 2021, and

for each quarter
in 2022 and

2021, on

both a GAAP

and economic

basis.
($ in thousands)
Average
Balance of Interest Expense Average Cost of Funds
Repurchase GAAP Economic GAAP Economic
Three Months Ended Agreements Basis Basis Basis Basis
June 30, 2022 $ 45,870 $ 73 $ 259 0.63% 2.25%
March 31, 2022 56,846 31 216 0.22% 1.52%
December 31, 2021 61,019 21 728 0.14% 4.77%
September 30, 2021 67,253 24 733 0.14% 4.36%
June 30, 2021 72,241 31 739 0.17% 4.09%
March 31, 2021 69,104 40 748 0.23% 4.33%
Six Months Ended
June 30, 2022 $ 51,358 $ 104 $ 475 0.40% 1.85%
June 30, 2021 70,672 71 1,487 0.20% 4.21%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
Three Months Ended One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
June 30, 2022 0.93% 1.90% (0.30)% (1.27)% 1.32% 0.35%
March 31, 2022 0.25% 0.76% (0.03)% (0.54)% 1.27% 0.76%
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 4.68% 4.54%
September 30, 2021 0.09% 0.16% 0.05% (0.02)% 4.27% 4.20%
June 30, 2021 0.10% 0.18% 0.07% (0.01)% 3.99% 3.91%
March 31, 2021 0.13% 0.23% 0.10% 0.00% 4.20% 4.10%
Six Months Ended
June 30, 2022 0.59% 1.33% (0.19)% (0.93)% 1.26% 0.52%
June 30, 2021 0.11% 0.20% 0.09% 0.00% 4.10% 4.01%
Dividend Income
At both June 30, 2022 and December

31, 2021, we owned 2,595,357

shares of Orchid common

stock. Orchid paid total

dividends of
$0.29 and

$0.39 per

share during

the six

months ended

June 30,

2022 and

2021, respectively.

During the

six months

ended June

30, 2022
and 2021,

we received

dividends

on this common

stock investment

of approximately

$0.8

million and

$1.0 million,

respectively. Orchid

paid
total dividends of $0.135 and $0.195 per share

during the three months ended June 30, 2022

and 2021, respectively.

During the three
months ended June 30, 2022 and 2021, we received dividends on this common stock investment of approximately $0.4

million and $0.5
million, respectively.

Long-Term Debt
Junior Subordinated Notes
Interest

expense on

our junior

subordinated

debt securities

was $0.54

million and

$0.50 million

for the

six months

ended June

30, 2022
and 2021, respectively.

The average rate

of interest paid for the

six months ended June 30,

2022 was 4.16% compared

to 3.69% for the
comparable

period in

2021.

Interest

expense on

our junior

subordinated

debt securities

was $0.30

million and

$0.25 million

for the

three month

periods ended

June
30, 2022 and 2021, respectively.

The average rate of interest paid for the

three months ended June 30, 2022 was

4.50% compared to
3.67% for

the comparable

period in

2021.

The junior

subordinated

debt securities

pay interest

at a floating

rate.

The rate is

adjusted quarterly

and set at

a spread of

3.50% over
the prevailing

three-month

LIBOR rate

on the determination

date.

As of June

30, 2022,

the interest

rate was

5.33%.
Note Payable
On October

30, 2019,

the Company borrowed

$680,000 from a

bank. The

note is

payable in equal

monthly principal and interest
installments of approximately

$4,500 through October

30, 2039. Interest accrues

at 4.89% through October

30, 2024. Thereafter, interest
accrues based

on the weekly

average yield

to the United

States Treasury

securities

adjusted to

a constant

maturity of

5 years, plus

3.25%.
The note

is secured

by a mortgage

on the Company’s

office building.
Gains or Losses and Other Income
The table

below presents

our gains

or losses

and other

income for

the six and

three months

ended June

30, 2022

and 2021.
(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 Change 2022 2021 Change
Realized losses on sales of MBS $ (858) $ - $ (858) $ (858) $ - $ (858)
Unrealized losses on MBS (4,034) (1,898) (2,136) (919) (506) (413)
Total losses on

MBS
(4,892) (1,898) (2,994) (1,777) (506) (1,271)
Losses on derivative instruments (50) - (50) (50) - (50)
Unrealized losses on
Orchid Island Capital, Inc. common stock (4,282) (78) (4,204) (1,038) (2,128) 1,090
We invest

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

ended June 30, 2022, we received

proceeds of $23.1 million

from the sales of
MBS. We did

not sell any

MBS during

the six months

ended June

30, 2021.

The fair

value of

our MBS

portfolio and derivative instruments, and the

gains (losses) reported on

those financial instruments, are
sensitive

to changes

in interest

rates.

The table

below presents

historical

interest

rate data

as of the

end of quarter

during 2022

and 2021.
5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
Libor
(3)
June 30, 2022 3.00% 2.97% 4.65% 5.52% 1.97%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR are obtained from the Intercontinental Exchange Benchmark Administration

Ltd.
Operating Expenses
For the six

and three months ended June

30, 2022, our total

operating expenses were approximately $4.1 million and $2.1 million, respectively, compared

to approximately

$3.5 million

and $1.7

million for

the six and

three months

ended June

30, 2021,

respectively.

The
table below

presents

a breakdown

of operating

expenses for

the six and

three months

ended June

30, 2022

and 2021.
(in thousands)
Six Months Ended June 30, Three Months Ended June 30,
2022 2021 Change 2022 2021 Change
Compensation and related benefits $ 2,606 $ 2,190 $ 416 $ 1,262 $ 1,067 $ 195
Legal fees 64 77 (13) 29 32 (3)
Accounting, auditing and other professional fees 203 195 8 94 102 (8)
Directors’ fees and liability insurance 393 378 15 197 190 7
Administrative and other expenses 872 641 231 531 333 198
$ 4,138 $ 3,481 $ 657 $ 2,113 $ 1,724 $ 389
Income Tax Provision
We recorded

an income

tax (benefit)

provision

for the six

months ended

June 30,

2022 and

2021 of approximately

$(1.3) million

and
$0.2 million,

respectively, on

a consolidated

pre-tax book

(loss)

income of

$(6.0) million

and $0.5

million, respectively.

We recorded

an income

tax benefit

for the three

months ended

June 30,

2022 and

2021 of approximately

$0.1 million

and $0.3
million, respectively,

on a consolidated

pre-tax book

loss of $1.3

million and

$1.2 million,

respectively.

Financial

Condition:
Mortgage-Backed Securities
As of June

30, 2022,

our MBS portfolio

consisted

of $38.5 million

of agency

or government

MBS at

fair value

and had a

weighted
average coupon

of 3.55%.

During the

six months

ended June

30, 2022,

we received

principal

repayments

of $5.1 million

compared

to
$7.4 million

for the comparable

period ended

June 30,

2021.

The average

prepayment

speeds for

the quarters

ended June

30, 2022

and
2021 were

20.0% and

21.9%,

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
June 30, 2022 17.2 22.9 20.0
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
June 30, 2022
Fixed Rate MBS $ 35,492 92.1% 4.03% 324 1-May-52
Interest-Only MBS 3,034 7.9% 2.82% 302 15-May-51
Inverse Interest-Only MBS 9 0.0% 5.45% 203 15-May-39
Total MBS Portfolio $ 38,535 100.0% 3.55% 322 1-May-52
December 31, 2021
Fixed Rate MBS $ 58,029 95.4% 3.69% 330 1-Sep-51
Interest-Only MBS 2,759 4.6% 2.86% 306 15-May-51
Inverse Interest-Only MBS 15 0.0% 5.90% 209 15-May-39
Total MBS Portfolio $ 60,803 100.0% 3.41% 329 1-Sep-51

($ in thousands)
June 30, 2022 December 31, 2021
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 24,701 64.1% $ 39,703 65.3%
Freddie Mac 13,834 35.9% 21,100 34.7%
Total Portfolio $ 38,535 100.0% $ 60,803 100.0%
June 30, 2022 December 31, 2021
Weighted Average Pass-through Purchase Price $ 106.70 $ 109.33
Weighted Average Structured Purchase Price $ 4.48 $ 4.81
Weighted Average Pass-through Current Price $ 100.30 $ 109.30
Weighted Average Structured Current Price $ 12.95 $ 9.87
Effective Duration (1) 3.909 2.103
(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.

An effective duration of 3.909 indicates
that an interest rate increase of 1.0% would be expected to cause a 3.909% decrease in the value of the MBS in our investment portfolio at
June 30, 2022.

An effective duration of 2.103 indicates that an interest rate increase of 1.0% would be expected to cause a 2.103% decrease
in the value of the MBS in our investment portfolio at December 31, 2021.

These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield

Book, Inc.
The following

table presents

a summary

of our portfolio

assets acquired

during the

six months

ended June

30, 2022

and 2021.
($ in thousands)
Six Months Ended June 30,
2022 2021
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ 10,822 $ 99.42 4.08% $ 12,368 $ 104.84 1.19%
Structured MBS - - - 772 7.72 3.33%
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

30, 2022,

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
Fixed Rate MBS $ 35,492 $ 1,584 $ (1,807) $ (3,756) 4.46% (5.09)% (10.58)%
Interest-Only MBS 3,034 (255) 157 235 (8.40)% 5.18% 7.74%
Inverse Interest-Only MBS 9 2 (2) (4) 22.04% (24.62)% (48.63)%
Total MBS

Portfolio
$ 38,535 $ 1,331 $ (1,652) $ (3,525) 3.45% (4.29)% (9.15)%
($ in thousands)
Notional $ Change in Fair Value % Change in Fair Value
Amount
(1)
-100BPS +100BPS +200BPS -100BPS +100BPS +200BPS
Treasury Futures Contracts
Repurchase Agreement Hedges $ 7,000 $ (540) $ 460 $ 246 (7.71)% 6.57% 3.51%
$ 7,000 $ (540) $ 460 $ 246
Gross Totals $ 791 $ (1,192) $ (3,279)
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

30, 2022,

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

As of June

30, 2022,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$36.9 million

with a net
weighted

average borrowing

cost of 1.34%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from

13
to 40 days,

with a weighted

average maturity

of 26 days.

Securing

the repurchase

agreement

obligation

as of June

30, 2022

are MBS with
an estimated

fair value,

including

accrued interest,

of $38.5

million and

a weighted

average maturity

of 323 months.

Through August

11,
2022, we

have been

able to maintain

our repurchase

facilities

with comparable

terms to

those that

existed at

June 30,

2022 with

maturities
through September

19, 2022.
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
June 30, 2022 $ 36,926 $ 53,289 $ 45,870 $ (8,944) (19.50)%
March 31, 2022 54,815 58,772 56,846 (2,031) (3.57)%
December 31, 2021 58,878 62,139 61,019 (2,141) (3.51)%
September 30, 2021 63,160 72,047 67,253 (4,093) (6.09)%
June 30, 2021 71,346 72,372 72,241 (895) (1.24)%
March 31, 2021 73,136 76,004 69,104 4,032 5.83%
Liquidity and Capital Resources
Liquidity

is our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead

and fulfill

margin calls.

We have both

internal

and external

sources of

liquidity. However,

our material

unused sources

of
liquidity

include cash

balances,

unencumbered

assets and

our ability

to sell encumbered

assets to

raise cash.

Our balance

sheet also
generates

liquidity

on an on-going

basis through

payments of

principal

and interest

we receive

on our MBS

portfolio

and dividends

we
receive on

our investment

in Orchid

common stock.

Internal

Sources of

Liquidity
Our internal

sources of

liquidity

include our

cash balances,

unencumbered

assets and

our ability

to liquidate

our encumbered

security
holdings.

Our balance

sheet also

generated

liquidity

on an ongoing

basis through

payments

of principal

and interest

we receive

on our
MBS portfolio

and dividends

we receive

on our investment

in Orchid

common stock.

We have previously,

and may

again in the

future, employ

a hedging

strategy

that typically

involves

taking short

positions

in Eurodollar
futures,

T-Note futures,

TBAs or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

through margin

calls to offset

the Eurodollar

related margin

calls. If

this were

to occur in

sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.

External

Sources of

Liquidity
Our primary

external

sources of

liquidity

are our ability

to (i) borrow

under master

repurchase

agreements

and (ii)

use the TBA

security
market. Our

borrowing

capacity will

vary over

time as the

market value

of our interest

earning assets

varies. Our

master repurchase
agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of

the counterparty.

However, once
a definitive

repurchase

agreement

under a master

repurchase

agreement

has been

entered into,

it generally

may not be

terminated

by
either party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to

terminate

the repurchase
agreement

transaction.

Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the

market value

of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as

needed, as

do we.

Typically, but not

always, the

parties agree

to a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis. Our

master repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis.
As discussed

above, we

invest a

portion of

our capital

in structured

MBS.

We generally

do not apply

leverage

to this portion

of our
portfolio.

The leverage

inherent

in structured

securities

replaces

the leverage

obtained

by acquiring

PT securities

and funding

them in the
repurchase

market.

This structured

MBS strategy

has been

a core element

of the Company’s

overall investment

strategy

since 2008.

However, we

have and

may continue

to pledge

a portion

of our structured

MBS in order

to raise our

cash levels,

but generally

will not
pledge these

securities

in order

to acquire

additional

assets.
In future

periods we

expect to

continue to

finance our

activities

through repurchase

agreements.

As of June

30, 2022,

we had cash
and cash equivalents

of $5.6 million.

We generated

cash flows

of $6.0 million

from principal

and interest

payments on

our MBS

portfolio
and had average

repurchase

agreements

outstanding

of $51.4

million during

the six months

ended June

30, 2022.

In addition,

during the
six months

ended June

30, 2022,

we received

approximately

$6.3 million

in management

fees and

expense reimbursements

as manager
of Orchid

and approximately

$0.8 million

in dividends

from our investment

in Orchid

common stock.
Outlook
Orchid Island

Capital Inc.
Orchid Island

Capital reported

a second quarter

2022 loss

of $60.1

million and

its shareholders

equity declined

from $592.4

million to
$506.4 million.

The market

conditions

described

below led

to the loss

as agency

MBS underperformed

comparable

duration

treasuries
and the Orchid’s

hedge positions.

The decline

in shareholders

equity is

likely to

lead to reduced

management

fees at Bimini

Advisors
going forward

if Orchid

is unable

to rebuild

its shareholders

equity since

the amount

of the management

fees paid

to the Company

are a
function of

Orchid’s equity.

Orchid also

reduced its

monthly dividend

twice during

the first

quarter from

$0.065 per

month to $0.045

per
month.

The reduction

in the dividend

decreased

the monthly

dividend revenues

to the Company.
Orchid is

obligated

to reimburse

us for direct

expenses paid

on its behalf

and to pay

to us Orchid’s

pro rata

share of

overhead as
defined in

the management

agreement.

As a stockholder

of Orchid,

we will also

continue to

share in

distributions,

if any, paid by

Orchid to
its stockholders.

Our operating

results are

also impacted

by changes

in the market

value of our

holdings of

Orchid common

shares,
although

these market

value changes

do not impact

our cash

flows from

Orchid.

Economic Summary
The second

quarter of

2022 was

another transitional

period as

the outlook

for the economy,

inflation

and monetary

policy changed
materially.

Inflationary

data was

the driver

of these

developments.

Inflation

in the U.S.

began to accelerate

during the

second quarter

of
2021.

For several

months market

participants,

and especially

the Fed,

assumed that

inflation

would prove

transitory

as it was

assumed
temporary

supply chain

constraints

caused by

COVID-19

were the cause

and that

these constraints

would fade

as the effects

of COVID-19
itself declined

over time.

The sub-components

of inflation

exhibiting

the largest

increases

were items

likely to

be affected

by the effects

of
COVID-19

on the supply

of labor, or lack

thereof in

this case.

By early

in the fourth

quarter of

2021 the

Fed formally

dropped their
contention

that inflation

was “transitory.”

The Fed quickly

pivoted from

providing

monetary

policy accommodation

to constraining

inflation
and reducing

their balance

sheet.

The war

in the Ukraine,

which started

in late February

of 2022,

exacerbated

the inflationary

forces.

At
the beginning

of the second

quarter

market participants

expected

year-over-year

inflation

readings

to moderate

as baseline

effects would
kick in, since

inflation

had surged

starting

in the second

quarter of

2021.

This did not

happen, and

the monthly

core consumer

price index
(“CPI”) readings

for May and

June of 2022

were quite

high – 0.6%

and 0.7%

respectively

– after

a 0.6% increase

for April

of 2022.

Inflation

was accelerating

during the

second quarter,

not moderating,

and becoming

broader based.

Further, survey-based

measures of
inflation

expectations

were rising

rapidly. The most

recent measures

of inflation

are the highest

in four decades.

While several

important

metrics of

economic activity

remain very

strong, particularly

hiring in

the labor

market and

the unemployment
rate, other

measures have

softened.

In particular,

interest

rate sensitive

sectors of

the economy, such

as the housing

market and

large
consumer goods

such as sales

of cars and

light trucks,

have declined

from peak

levels seen

earlier in

the year. The

stock markets

in the
U.S. and

abroad have

declined materially

so far in

2022 and

most broad

equity indices

are down

between 10%

and 30% year

to date in
U.S. dollar

terms.

With the

Fed in the

midst of an

accelerated

tightening

cycle the

dollar has

strengthened

against most

major currencies,
such as the

Euro, Yen, Yuan and

most emerging

market currencies.

Interest

Rates
With inflation

accelerating

to the highest

level since

the early

1980s and

the Fed intent

on taking

the Fed Funds

rate to levels

well
above their

presumptive

“neutral”

rate of 2.50%

to 2.75%,

interest rates

increased

further during

the second

quarter.

The yield on

the 10-
year U.S.

Treasury Note

came within

a few basis

points of

3.50% on

June 14,

2022, a few

days after

the May CPI

was released.

That
same day, the yield

on the 2-year

U.S. Treasury

Note reached

3.43%.

Yields on both

benchmark

treasuries

declined modestly

over the
balance of

the quarter

and into

the third

quarter of

2022.

The Fed reacted

quickly as

these developments

unfolded

and raised

the Fed Funds

rate by 50

basis points

on May 4,

2022, and

75
basis points

on June 15,

2022.

The Fed raised

the Fed Funds

rate by another

75 basis points

on July 27,

2022.

The market

expects the
Fed to continue

to raise

rates at

each remaining

meeting in

2022 and

for the Fed

Funds rate

to end the

year with

a target

range of 3.5%

-
3.75%.

This range

is clearly

above the

Fed’s long-term

neutral rate

– deemed

to be between

2.50% and

2.75%.

The Fed has

also
acknowledged

their efforts

to bring

inflation

under control

and taking

the Fed Funds

rate above

neutral may

cause the

economy to

enter a
recession.

They deem

these steps

as necessary

to prevent

inflation

from remaining

higher than

the Fed’s target

rate of inflation.

This rapid

transition

from accommodation

to the extreme

removal of

policy accommodation

– to the

point of

a restrictive

policy stance
– has materially

changed the

outlook for

the economy.

The Fed’s policy

actions have

also been

matched by

most central

banks across
the globe,

and most

market participants

expect a global

recession

within a

year or so.

In the U.S.,

market participants

feel the Fed

will
succeed in

reducing

inflation,

albeit at

the cost of

a recession,

and as a

result the

U.S. Treasury

yield curve

has inverted.

Current

market
pricing in

the Fed Funds

futures market

indicate the

market expects

the Fed to

be cutting

rates as

early as the

first quarter

of 2023.
Accordingly, the

yield on the

2-year U.S.

Treasury Note

now exceeds

the yield

on the 10-year

U.S. Treasury

Note. Incoming

economic
data during

the second

quarter and

early third

quarter has

exacerbated

the yield

curve inversion.

It appears

the economy

is slowing

even
quicker than

feared, but

with inflation

so high it

does not

appear that

the Fed will

stop tightening.

Such conditions,

should they

persist, are
likely to

keep shorter

maturity

U.S. Treasuries

high – reflecting

increases

to the Fed

Funds rate

over the

near term

– relative

to longer
rates, which

reflect market

expectations

for inflation

to ultimately

be contained,

the economy

to slow and

the Fed to

eventually

lower the
Fed Funds

rate.
The Agency

MBS Market
The Agency

MBS market

generated

a negative

return of

3.9 % during

the second

quarter of

2022.

As interest

rates rose,

the
prospect

of the Fed

raising the

Fed Funds

rate well

above 3%

by year end

and the largest

MBS investors

selling or

decreasing

their
exposure

to the sector,

Agency MBS

spreads relative

to benchmark

interest

rates increased

to levels

just below

those observed

in March
of 2020.

The largest

investors

of Agency

MBS,

the Fed via

quantitative

easing (which

is now quantitative

tightening

as the Fed

allows their
holdings of

Agency MBS

to run-off),

large domestic

banks (which

due to quantitative

tightening

are experiencing

declines in
reserves/deposits)

and large

money managers

(which see

other sectors

of the fixed

income markets

as more attractive

or are experiencing
out-flows

in their

assets under

management

and selling

assets across

all of their

holdings),

are collectively

causing demand

for Agency
MBS to decline

materially

and driving

the spread

widening.

The relative

performance

across the

Agency MBS

universe is

skewed in

favor
of higher

coupon, 30-year

securities

that are

currently

in production

by originators.

Lower coupon

securities,

especially

those held

in large
amounts by

the Fed,

and which

may eventually

be sold by

the Fed,

have performed

the worst,

however, subsequent

to June 30,

2022,
performance

of these

securities

has improved.

As both the

domestic and

the global

economies

appear to

be slowing,

the more

credit sensitive

sectors of

the fixed

income markets
have come

under pressure

and are

likely to further

weaken if

the economies

do indeed

contract.

As a result,

the relative

performance

of
Agency MBS,

while negative

in absolute

terms, has

been better

than most

sectors of

the fixed

income markets.

Actions by

the Fed

as
described

above may

prevent the

sector from

performing

well in the

near term

but, if the

economy does

contract

and enter

a recession,

the
sector could

do well on

a relative

performance

basis owing

to the lack

of credit

exposure

of Agency

MBS.

This is consistent

with the
sector’s

history of

performance

in a counter-cyclical

manner –

doing well

when the

economy is

soft and

relatively

poorly when

the economy
is strong.

Recent Legislative

and Regulatory

Developments
In response

to the deterioration

in the markets

for U.S.

Treasuries, Agency

MBS and other

mortgage

and fixed

income markets

as
investors

liquidated

investments

in response

to the economic

crisis resulting

from the

actions to

contain and

minimize the

impacts of

the
COVID-19

pandemic,

on the morning

of Monday, March

23, 2020,

the Fed announced

a program

to acquire

U.S. Treasuries

and Agency
MBS in the

amounts needed

to support

smooth market

functioning.

With these

purchases,

market conditions

improved substantially.
Through November

of 2021,

the Fed was

committed

to purchasing

$80 billion

of U.S.

Treasuries and

$40 billion

of Agency

MBS each
month. In

November

of 2021,

it began

tapering

its net asset

purchases

each month

and ended

net asset

purchases

entirely

by early March
of 2022.

On May 4,

2022, the

FOMC announced

a plan for

reducing

the Fed’s balance

sheet. In

June of 2022,

in accordance

with this
plan, the

Fed began

reducing

its balance

sheet by a

maximum

of $30 billion

of U.S.

Treasuries and

$17.5 billion

of Agency

MBS each
month, with

those numbers

expected to

double in

September

of 2022 to

a maximum

of $60 billion

of U.S.

Treasuries and

$35 billion

of
Agency MBS

each month.

On December

27, 2020,

former President

Trump signed

into law

an additional

$900 billion

coronavirus

aid package

as part of

the
Consolidated

Appropriations

Act, 2021,

providing

for extensions

of many of

the CARES

Act policies

and programs

as well as

additional
relief. On

January 29,

2021, the

CDC issued

guidance extending

eviction moratoriums

for covered

persons through

March 31,

2021. The
FHFA subsequently

extended

the foreclosure

moratorium

begun under

the CARES

Act for loans

backed by

Fannie Mae

and Freddie

Mac
and the eviction

moratorium

for real

estate owned

by Fannie

Mae and Freddie

Mac until

July 31,

2021 and

September

30, 2021,
respectively. The

U.S. Housing

and Urban

Development

Department

subsequently

extended

the FHA

foreclosure

and eviction

moratoria

to
July 31, 2021,

and September

30, 2021,

respectively.

Despite

the expirations

of these

foreclosure

moratoria,

a final rule

adopted by

the
CFPB on

June 28,

2021, effectively

prohibited

servicers

from initiating

a foreclosure

before January

1, 2022 in

most instances.

Following
the end of

this limitation,

U.S. foreclosure

starts for

the first

half of 2022

were up

153% and

down 1% from

the comparable

periods in

2021
and 2020,

respectively, and

at 41% of

the 10-year

historic average

for the comparable

period.
In January

2019, the

Trump administration

made statements

of its plans

to work with

Congress to

overhaul

Fannie Mae

and Freddie
Mac and expectations

to announce

a framework

for the development

of a policy

for comprehensive

housing finance

reform soon.

On
September

30, 2019,

the FHFA announced

that Fannie

Mae and Freddie

Mac were

allowed to

increase their

capital buffers

to $25 billion
and

$20 billion,

respectively, from

the prior

limit of $3

billion each.

This step

could ultimately

lead to

Fannie Mae

and Freddie

Mac being
privatized

and represents

the first

concrete

step on the

road to GSE

reform.

On June 30,

2020, the

FHFA released

a proposed

rule on a
new regulatory

framework

for the GSEs

which seeks

to implement

both a risk-based

capital framework

and minimum

leverage

capital
requirements.

The final

rule on the

new capital

framework

for the GSEs

was published

in the federal

register

in December

2020.

On
January 14,

2021, the

U.S. Treasury

and the FHFA

executed letter

agreements

allowing

the GSEs

to continue

to retain

capital up

to their
regulatory

minimums,

including

buffers, as

prescribed

in the December

rule.

These letter

agreements

provide,

in part,

(i) there

will be no
exit from

conservatorship

until all

material litigation

is settled

and the GSE

has common

equity Tier

1 capital

of at least

3% of its

assets, (ii)
the GSEs

will comply

with the

FHFA’s regulatory capital

framework,

(iii) higher-risk

single-family

mortgage

acquisitions

will be

restricted

to
current levels,

and (iv)

the U.S.

Treasury and

the FHFA will

establish

a timeline

and process

for future

GSE reform.

However, no definitive
proposals

or legislation

have been

released or

enacted with

respect to

ending the

conservatorship,

unwinding

the GSEs,

or materially
reducing

the roles

of the GSEs

in the U.S.

mortgage

market. On

September

14, 2021,

the U.S.

Treasury and

the FHFA suspended

certain
policy provisions

in the January

agreement,

including

limits on

loans acquired

for cash

consideration,

multifamily

loans, loans

with higher
risk characteristics

and second

homes and

investment

properties.

On February

25, 2022,

the FHFA published

a final rule,

effective as

of
April 26,

2022, amending

the GSE capital

framework

established

in December

2020 by, among

other things,

replacing

the fixed

leverage
buffer equal

to 1.5% of

a GSE’s adjusted

total assets

with a dynamic

leverage

buffer equal

to 50% of

a GSE’s stability

capital buffer,
reducing

the risk weight

floor from

10% to 5%,

and removing

the requirement

that the

GSEs must

apply an overall

effectiveness
adjustment

to their

credit risk

transfer

exposures.

On June 14,

2022, the

GSEs announced

that they

will each

charge a

50 bps fee

for
commingled

securities

issued on

or after

July 1, 2022

to cover

the additional

capital required

for such

securities

under the

GSE capital
framework.

Industry

groups have

expressed

concern that

this poses

a risk to

the fungibility

of the Uniform

Mortgage-Backed

Security
(“UMBS”),

which could

negatively

impact liquidity

and pricing

in the market

for TBA

securities.
In 2017,

policymakers

announced

that LIBOR

will be replaced

by December

31, 2021.

The directive

was spurred

by the fact

that
banks are

uncomfortable

contributing

to the LIBOR

panel given

the shortage

of underlying

transactions

on which

to base levels

and the
liability

associated

with submitting

an unfounded

level. However,

the ICE Benchmark

Administration,

in its capacity

as administrator

of
USD LIBOR,

has announced

that it intends

to extend

publication

of USD LIBOR

(other than

one-week and

two-month

tenors) by

18
months to

June 2023.

Notwithstanding

this extension,

a joint statement

by key regulatory

authorities

called on banks

to cease

entering
into new

contracts

that use

USD LIBOR

as a reference

rate by no

later than

December

31, 2021.

On December

7, 2021,

the CFPB

released

a final rule

that amends

Regulation

Z, which

implemented

the Truth in

Lending Act,

aimed
at addressing

cessation

of LIBOR

for both

closed-end

(e.g., home

mortgage)

and open-end

(e.g., home

equity line

of credit)

products.

The
rule, which

mostly became

effective

in April

of 2022,

establishes

requirements

for the selection

of replacement

indices for

existing LIBOR-
linked consumer

loans. Although

the rule

does not

mandate the

use of SOFR

as the alternative

rate, it

identifies

SOFR as a

comparable
rate for

closed-end

products

and states

that for

open-end products,

the CFPB

has determined

that ARRC’s

recommended

spread-adjusted
indices based

on SOFR

for consumer

products

to replace

the one-month,

three-month,

or six-month

USD LIBOR

index “have

historical
fluctuations

that are

substantially

similar to

those of

the LIBOR

indices that

they are

intended

to replace.”

The CFPB

reserved judgment,
however, on a

SOFR-based

spread-adjusted

replacement

index to

replace the

one-year USD

LIBOR until

it obtained

additional
information.

On March 15,

2022, the

Adjustable

Interest

Rate (LIBOR)

Act (the “LIBOR

Act”) was

signed into

law as part

of the Consolidated
Appropriations

Act, 2022

(H.R. 2471).

The LIBOR

Act provides

for a statutory

replacement

benchmark

rate for

contracts

that use LIBOR
as a benchmark

and do not

contain any

fallback mechanism

independent

of LIBOR.

Pursuant to

the LIBOR

Act, SOFR

becomes the

new
benchmark

rate by operation

of law for

any such contract.

The LIBOR

Act establishes

a safe harbor

from litigation

for claims

arising out

of
or related

to the use

of SOFR

as the recommended

benchmark

replacement.

The LIBOR

Act makes

clear that

it should

not be construed
to disfavor

the use of

any benchmark

on a prospective

basis.
The LIBOR

Act also

attempts

to forestall

challenges

that it is

impairing

contracts.

It provides

that the

discontinuance

of LIBOR

and
the automatic

statutory

transition

to a replacement

rate neither

impairs or

affects the

rights of

a party to

receive payment

under such
contracts,

nor allows

a party to

discharge

their performance

obligations

or to declare

a breach

of contract.

It amends

the Trust Indenture
Act of 1939

to state

that the

“the right

of any holder

of any indenture

security to

receive payment

of the principal

of and interest

on such
indenture

security shall

not be deemed

to be impaired

or affected”

by application

of the LIBOR

Act to any

indenture

security.
One-week and

two-month

U.S. dollar

LIBOR rates

phased out

on December

31, 2021,

but other

U.S. dollar

tenors may

continue until
June 30,

2023. We will

monitor the

emergence

of SOFR

carefully

as it appears

likely to

become the

new benchmark

for hedges

and a
range of

interest

rate investments.

Effective January

1, 2021,

Fannie Mae,

in alignment

with Freddie

Mac, extended

the timeframe

for its delinquent

loan buyout

policy
for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and

Mortgage-Backed

Securities

(MBS) from

four consecutively

missed
monthly payments

to twenty-four

consecutively

missed monthly

payments (i.e.,

24 months

past due).

This new

timeframe

applied to
outstanding

single-family

pools and

newly issued

single-family

pools and

was first

reflected

when January

2021 factors

were released

on
the fourth

business day

in February

2021.

For Agency

MBS investors,

when a delinquent

loan is bought

out of a

pool of mortgage

loans, the

removal of

the loan

from the

pool
is the same

as a total

prepayment

of the loan.

The respective

GSEs anticipated,

however, that

delinquent

loans will

be repurchased

in
most cases

before the

24-month

deadline under

one of the

following

exceptions

listed below.
•

a loan that

is paid in

full, or

where the

related lien

is released

and/or the

note debt

is satisfied

or forgiven;
•

a loan repurchased

by a seller/servicer

under applicable

selling

and servicing

requirements;
•

a loan entering

a permanent

modification,

which generally

requires

it to be

removed from

the MBS.

During any

modification

trial
period, the

loan will

remain in

the MBS until

the trial

period ends;
•

a loan subject

to a short

sale or

deed-in-lieu

of foreclosure;

or
•

a loan referred

to foreclosure.
Because of

these exceptions,

the GSEs

believe based

on prevailing

assumptions

and market

conditions

this change

will have

only a
marginal impact

on prepayment

speeds, in

aggregate.

Cohort level

impacts may

vary. For example,

more than

half of loans

referred

to
foreclosure

are historically

referred

within six

months of

delinquency. The

degree to

which speeds

are affected

depends on

delinquency
levels, borrower

response,

and referral

to foreclosure

timelines.

The scope

and nature

of the actions

the U.S.

government

or the Fed

will ultimately

undertake

are unknown

and will

continue to
evolve
Effect on Us
Regulatory

developments,

movements

in interest

rates and

prepayment

rates affect

us in many

ways, including

the following:
Effects on

our Assets
A change

in or elimination

of the guarantee

structure

of Agency

MBS may increase

our costs

(if, for

example, guarantee

fees
increase)

or require

us to change

our investment

strategy altogether.

For example,

the elimination

of the guarantee

structure

of Agency
MBS may cause

us to change

our investment

strategy

to focus

on non-Agency

MBS, which

in turn would

require us

to significantly
increase our

monitoring

of the credit

risks of our

investments

in addition

to interest

rate and

prepayment

risks.
Lower long-term

interest

rates can

affect the

value of our

Agency MBS

in a number

of ways.

If prepayment

rates are

relatively

low
(due, in

part, to

the refinancing

problems described

above), lower

long-term

interest

rates can

increase the

value of higher-coupon

Agency
MBS.

This is because

investors

typically

place a premium

on assets

with yields

that are

higher than

market yields.

Although

lower

long-
term interest

rates may

increase

asset values

in our portfolio,

we may not

be able to

invest new

funds in similarly-yielding

assets.
If prepayment

levels increase,

the value

of our Agency

MBS affected

by such prepayments

may decline.

This is because

a principal
prepayment

accelerates

the effective

term of an

Agency MBS,

which would

shorten the

period during

which an

investor would

receive
above-market

returns (assuming

the yield

on the prepaid

asset is

higher than

market yields).

Also, prepayment

proceeds

may not

be able
to be reinvested

in similar-yielding

assets. Agency

MBS backed

by mortgages

with high

interest

rates are

more susceptible

to prepayment
risk because

holders of

those mortgages

are most

likely to

refinance

to a lower

rate. IOs

and IIOs,

however, may

be the types

of Agency
MBS most

sensitive

to increased

prepayment

rates. Because

the holder

of an IO

or IIO receives

no principal

payments,

the values

of IOs
and IIOs are

entirely dependent

on the existence

of a principal

balance on

the underlying

mortgages.

If the principal

balance is

eliminated
due to prepayment,

IOs and IIOs

essentially

become worthless.

Although

increased

prepayment

rates can

negatively

affect the

value of
our IOs and

IIOs, they

have the

opposite effect

on POs. Because

POs act like

zero-coupon

bonds, meaning

they are

purchased

at a
discount to

their par

value and

have an effective

interest

rate based

on the discount

and the term

of the underlying

loan, an increase

in
prepayment

rates would

reduce the

effective term

of our POs

and accelerate

the yields

earned on

those assets,

which would

increase our
net income.
Higher long-term

rates can

also affect

the value

of our Agency

MBS.

As long-term

rates rise,

rates available

to borrowers

also rise.

This tends

to cause prepayment

activity to

slow and

extend the

expected average

life of mortgage

cash flows.

As the expected

average
life of the

mortgage

cash flows

increases,

coupled with

higher discount

rates, the

value of Agency

MBS declines.

Some of the

instruments
the Company

uses to hedge

our Agency

MBS assets,

such as interest

rate futures,

swaps and

swaptions,

are stable

average life
instruments.

This means

that to

the extent

we use such

instruments

to hedge

our Agency

MBS assets,

our hedges

may not adequately
protect us

from price

declines,

and therefore

may negatively

impact our

book value.

It is for

this reason

we use interest

only securities

in
our portfolio.

As interest

rates rise,

the expected

average life

of these

securities

increases,

causing generally

positive price

movements

as
the number

and size of

the cash

flows increase

the longer

the underlying

mortgages

remain outstanding.

This makes

interest

only
securities

desirable

hedge instruments

for pass-through

Agency MBS.

As described

above, the

Agency MBS

market began

to experience

severe dislocations

in mid-March

2020 as a

result of

the
economic,

health and

market turmoil

brought about

by COVID-19.

On March 23,

2020, the

Fed announced

that it would

purchase

Agency
MBS and U.S.

Treasuries in

the amounts

needed to

support smooth

market functioning,

which largely

stabilized

the Agency

MBS market,
but ended

these purchases

in March

2022 and

announced

plans to

reduce its

balance sheet.

The Fed’s planned

reduction

of its balance
sheet could

negatively

impact our

investment

portfolio.

Further, the

moratoriums

on foreclosures

and evictions

described

above will

likely
delay potential

defaults on

loans that

would otherwise

be bought

out of Agency

MBS pools

as described

above.

Depending

on the
ultimate resolution

of the foreclosure

or evictions,

when and

if it occurs,

these loans

may be removed

from the

pool into

which they

were
securitized.

If this were

to occur, it

would have

the effect

of delaying

a prepayment

on the Company’s

securities

until such

time. As

the
majority of

the Company’s

Agency MBS

assets were

acquired

at a premium

to par, this will

tend to increase

the realized

yield on

the asset
in question.
Because we

base our

investment

decisions

on risk management

principles

rather than

anticipated

movements

in interest

rates, in

a
volatile interest

rate environment

we may allocate

more capital

to structured

Agency MBS

with shorter

durations.

We believe

these
securities

have a lower

sensitivity

to changes

in long-term

interest

rates than

other asset

classes.

We may attempt

to mitigate

our
exposure

to changes

in long-term

interest

rates by

investing

in IOs and

IIOs, which

typically

have different

sensitivities

to changes

in long-
term interest

rates than

PT MBS,

particularly

PT MBS backed

by fixed-rate

mortgages.
Effects on

our borrowing

costs
We leverage

our PT MBS

portfolio

and a portion

of our structured

Agency MBS

with principal

balances through

the use of

short-term
repurchase

agreement

transactions.

The interest

rates on

our debt

are determined

by the short

term interest

rate markets.

Increases

in the
Fed Funds

rate, SOFR

or LIBOR

typically

increase our

borrowing

costs, which

could affect

our interest

rate spread

if there

is no
corresponding

increase in

the interest

we earn

on our assets.

This would

be most prevalent

with respect

to our Agency

MBS backed

by
fixed rate

mortgage

loans because

the interest

rate on a

fixed-rate

mortgage

loan does

not change

even though

market rates

may change.
In order

to protect

our net interest

margin against

increases

in short-term

interest

rates, we

may enter

into interest

rate swaps,

which
economically

convert our

floating-rate

repurchase

agreement

debt to fixed-rate

debt, or

utilize other

hedging instruments

such as
Eurodollar, Fed

Funds and

T-Note futures

contracts

or interest

rate swaptions.
Summary
During the

latter part

of the second

quarter of

2022 inflation

data drove

a material

change in

Fed policy, interest

rates and

the outlook
for the economy.

Specifically, the

CPI for

May, released in

June, was

far above

market expectations.

Survey measures

of inflation
expectations,

released

on the same

day, surged to

multi-decade

highs. In

July, the June CPI

reading was

released

and was again

well
above market

expectations.

Equally

troubling,

elevated inflation

readings

were very

broad based,

implying inflationary

pressures

have
clearly spread

from just

those sectors

most exposed

to COVID-19

related supply

constraints.

This was

the catalyst

for the Fed

to pivot
even more

forcefully

than they

did during

late 2021/early

2022, and

the Fed raised

the Fed Funds

rate by 200

basis points

collectively

at
the May, June and

July meetings.

The market

expects the

Fed to continuing

raising the

Fed Funds

rate by another

100 basis

points by
year-end.

Increases

in the Fed

Funds rate

are likely

to affect economic

activity, and the

Fed has acknowledged

their actions

may lead to

a
recession.

Sectors of

the economy

most sensitive

to interest

rates – such

as housing

– have already

started to

slow and

other economic
indicators

have shown

evidence

of slowing,

such as new

orders and

production

levels for

the manufacturing

sector as

reported by

the
Institute

for Supply

Management.

Initial claims

for unemployment

in July of

2022 have

risen by

approximately

94,000 above

the low
reading reported

in March of

2022.

The market

appears to

anticipate

the Fed will

be able to

contain inflation

and that

the result

will be a

contraction

in economic

growth.

This is reflected

in yields

for longer-term

U.S. Treasuries.

With the

Fed expected

to increase

the Fed

Funds rate

by another

100 basis
points or

more, shorter

maturity U.S.

Treasuries remain

elevated,

with the

yield on the

2-year U.S.

Treasury Note

yielding approximately
3.07% on

August 3,

2022.

The

combined effect

– more increases

to the Fed

Funds rate,

inflation

to be ultimately

contained

by the Fed
albeit potentially

at the expense

of a recession,

has caused

the yield

curve to

invert whereby

shorter maturity

U.S. Treasuries

yield more
than long-term

U.S. Treasuries.

This condition

may persist

for the

balance of

2022 and

into 2023.
The Agency

MBS market

generated

negative returns

for the second

quarter (-3.9%)

and year-to-date

(-8.8%),

and such returns

were
lower than

comparable

duration

U.S. Treasuries

by 1.20%

and 2.3%,

respectively.

During June

of 2022,

spreads to

comparable

duration
U.S. Treasuries

were near

the extreme

levels observed

in March

of 2020 when

the markets

experienced

the extreme

turbulence

in the
early days

of the COVID-19

pandemic that

triggered

unprecedented

intervention

in the market

by the Fed.

In spite of

this poor
performance,

Agency MBS

actually delivered

better returns

than most

sectors of

the fixed

income markets

during the

second quarter

and
first six

months of

2022.

For this

reason, returns

to the sector

may remain

low as the

largest participants

in the sector

– the Fed

via
quantitative

easing, now

quantitative

tightening,

and large

banks and

money managers

– refrain

from increasing

their investments

in the
sector.

However, if the

economy does

enter into

a recession

the sector

could outperform

other sectors

owing to

its lack of

credit risk

and
the prospects

for lower

funding rates

and declining

longer-term

rates. Through

the early

days of the

third quarter

of 2022,

Agency MBS
have performed

well and

most of the

widening

in spreads

that occurred

in June of

2022 has

reversed.
Critical Accounting Estimates
Our consolidated

financial

statements

are prepared

in accordance

with GAAP.

GAAP requires

our management

to make some
complex and

subjective

decisions

and assessments.

Our most

critical accounting

policies involve

decisions

and assessments

which could
significantly

affect reported

assets,

liabilities,

revenues

and expenses,
and these

decisions

and assessments

can change

significantly
each reporting

period.

There have

been no changes

to the processes

used to determine

our critical

accounting

estimates

as discussed

in
our annual

report on

Form 10-K

for the year

ended December

31, 2021.
Capital Expenditures
At June 30, 2022, we had no material commitments for capital expenditures.
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
Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting that occurred during the Company’s
most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over
financial reporting.

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
Common Stock from time to time for an aggregate purchase price not to exceed

$2.5 million.

The table below presents the Company’s share repurchase activity for the three months ended June 30, 2022.
Approximate Dollar
Shares Purchased Amount of Shares
Total Number Weighted-Average as Part of Publicly That May Yet be
of Shares Price Paid Announced Repurchased Under
Repurchased Per Share Programs the Authorization
April 1, 2022 - April 30, 2022 8,425 $ 1.87 8,425 $ 1,914,075
May 1, 2022 - May 31, 2022 24,700 1.77 24,700 1,870,338
June 1, 2022 - June 20, 2022 8,010 1.69 8,010 1,856,796
Totals / Weighted Average 41,135 $ 1.77 41,135 $ 1,856,796
The Company did not have any unregistered sales of its equity securities during the three months ended June 30, 2022.

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

August 12, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer
Date:

August 12, 2022
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)