Form 10-Q
period 2022-09-30
BIMINI CAPITAL MANAGEMENT, INC.
filed 2022-11-14
CIK 1275477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q
☑
QUARTERLY

REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
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
☐

No
☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:
Title of each Class Latest Practicable Date Shares Outstanding
Class A Common Stock, $0.001 par value November 14, 2022
10,246,809
Class B Common Stock, $0.001 par value November 14, 2022
31,938
Class C Common Stock, $0.001 par value November 14, 2022
31,938

BIMINI CAPITAL MANAGEMENT, INC.

TABLE OF CONTENTS

Page
PART I. FINANCIAL

INFORMATION
ITEM 1. Financial

Statements
1
Condensed

Consolidated

Balance Sheets

(unaudited)
1
Condensed

Consolidated

Statements

of Operations

(unaudited)
2
Condensed

Consolidated

Statement

of Stockholders’

Equity (unaudited)
3
Condensed

Consolidated

Statements

of Cash Flows

(unaudited)
4
Notes to

Condensed

Consolidated

Financial

Statements

(unaudited)
5
ITEM 2. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations
22
ITEM 3. Quantitative

and Qualitative

Disclosures

About Market

Risk
47
ITEM 4. Controls

and Procedures
48
PART II. OTHER INFORMATION
ITEM 1. Legal

Proceedings
49
ITEM 1A.

Risk Factors
49
ITEM 2. Unregistered

Sales of Equity

Securities

and Use of

Proceeds
49
ITEM 3. Defaults

Upon Senior

Securities
49
ITEM 4. Mine

Safety Disclosures
49
ITEM 5. Other

Information
49
ITEM 6. Exhibits 50
SIGNATURES 51

PART I. FINANCIAL

INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

BALANCE SHEETS
(Unaudited)
September 30, 2022 December 31, 2021
ASSETS:
Mortgage-backed securities, at fair value:
Pledged to counterparties $
44,078,712
$
60,788,129
Unpledged
190,815
15,015
Total mortgage

-backed securities
44,269,527
60,803,144
Cash and cash equivalents
5,861,597
8,421,410
Restricted cash
1,537,500
1,391,000
Orchid Island Capital, Inc. common stock, at fair value
4,256,384
11,679,107
Accrued interest receivable
200,104
229,942
Property and equipment, net
2,016,436
2,024,190
Deferred tax assets
36,607,388
35,036,312
Due from affiliates
1,075,189
1,062,155
Other assets
1,045,417
1,437,381
Total Assets $
96,869,542
$
122,084,641
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Repurchase agreements $
43,493,999
$
58,877,999
Long-term debt
27,422,050
27,438,976
Accrued interest payable
134,738
55,610
Other liabilities
1,470,900
2,712,206
Total Liabilities
72,521,687
89,084,791

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Preferred stock, $
0.001

par value;
10,000,000

shares authorized;
100,000

shares
designated Series A Junior Preferred Stock,
9,900,000

shares undesignated;
no shares issued and outstanding as of September 30, 2022 and December

31, 2021
-
-
Class A Common stock, $
0.001

par value;
98,000,000

shares designated:
10,246,809
and
10,702,194

shares issued and outstanding as of September 30, 2022

and December 31, 2021, respectively.
10,247
10,702
Class B Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of September 30, 2022 and December 31, 2021
32
32
Class C Common stock, $
0.001

par value;
1,000,000

shares designated,
31,938

shares
issued and outstanding as of September 30, 2022 and December 31, 2021
32
32
Additional paid-in capital
330,068,058
330,880,252
Accumulated deficit
(305,730,514)
(297,891,168)
Stockholders’ Equity
24,347,855
32,999,850
Total Liabilities

and Stockholders' Equity
$
96,869,542
$
122,084,641
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF OPERATIONS
(Unaudited)
For the Nine and Three Months Ended September 30, 2022 and 2021
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
Revenues:
Advisory services $
9,719,703
$
6,757,799
$
3,311,962
$
2,546,578
Interest income
1,328,264
1,726,268
444,808
537,200
Dividend income from Orchid Island Capital, Inc. common stock
1,035,547
1,518,284
282,893
506,095
Total revenues
12,083,514
10,002,351
4,039,663
3,589,873
Interest expense
Repurchase agreements
(313,843)
(94,926)
(209,928)
(23,729)
Long-term debt
(938,557)
(747,577)
(378,752)
(248,465)
Net revenues
10,831,114
9,159,848
3,450,983
3,317,679
Other income (expense):
Unrealized losses on mortgage-backed securities
(6,605,850)
(2,221,521)
(2,572,296)
(323,659)
Realized (losses) gains on mortgage-backed securities
(858,001)
69,498
-
69,498
Unrealized losses on Orchid Island Capital, Inc. common stock
(7,422,723)
(856,468)
(3,140,383)
(778,607)
Gains (losses) on derivative instruments
794,500
(280)
844,188
(147)
Gains on retained interests in securitizations
65,928
-
65,928
-
Other income
268
154,122
81
149
Total other expense
(14,025,878)
(2,854,649)
(4,802,482)
(1,032,766)
Expenses:
Compensation and related benefits
3,835,763
3,219,685
1,230,113
1,029,465
Directors' fees and liability insurance
587,566
568,087
194,519
190,453
Audit, legal and other professional fees
370,323
405,828
103,090
133,925
Administrative and other expenses
1,422,006
939,966
549,585
298,719
Total expenses
6,215,658
5,133,566
2,077,307
1,652,562
Net (loss) income before income tax (benefit) provision
(9,410,422)
1,171,633
(3,428,806)
632,351
Income tax (benefit) provision
(1,571,076)
336,389
(255,618)
167,751
Net (loss) income $
(7,839,346)
$
835,244
$
(3,173,188)
$
464,600
Basic and Diluted Net (loss) income Per Share of:
CLASS A COMMON STOCK
Basic and Diluted $
(0.75)
$
0.07
$
(0.31)
$
0.04
CLASS B COMMON STOCK
Basic and Diluted $
(0.75)
$
0.07
$
(0.31)
$
0.04
Weighted Average Shares Outstanding:
CLASS A COMMON STOCK
Basic and Diluted
10,467,091
11,358,346
10,288,785
10,866,087
CLASS B COMMON STOCK
Basic and Diluted
31,938
31,938
31,938
31,938
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF STOCKHOLDERS' EQUITY
(Unaudited)
For the Nine and Three Months Ended September 30, 2022 and 2021
Stockholders' Equity
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
-
(1,186,574)
(1,186,574)
Class A common shares repurchased and retired
(41,135)
(41)
(72,958)
-
(72,999)
Balances, June 30, 2022
10,536,655
$
10,537
$
330,430,184
$
(302,557,326)
$
27,883,395
Net loss -
-
-
(3,173,188)
(3,173,188)
Class A common shares repurchased and retired
(225,970)
(226)
(362,126)
-
(362,352)
Balances, September 30, 2022
10,310,685
$
10,311
$
330,068,058
$
(305,730,514)
$
24,347,855
Balances, January 1, 2021
11,672,431
$
11,673
$
332,642,758
$
(298,166,582)
$
34,487,849
Net income -
-
-
1,290,430
1,290,430
Balances, March 31, 2021
11,672,431
$
11,673
$
332,642,758
$
(296,876,152)
$
35,778,279
Net loss -
-
-
(919,786)
(919,786)
Balances, June 30, 2021
11,672,431
$
11,673
$
332,642,758
$
(297,795,938)
$
34,858,493
Net income -
-
-
464,600
464,600
Class A common shares repurchases and retired
(814,074)
(815)
(1,569,694)
-
(1,570,509)
Balances, September 30, 2021
10,858,357
$
10,858
$
331,073,064
$
(297,331,338)
$
33,752,584
See Notes to Condensed Consolidated Financial Statements

BIMINI CAPITAL MANAGEMENT,

INC.
CONDENSED CONSOLIDATED

STATEMENTS

OF CASH FLOWS
(Unaudited)
For the Nine Months Ended September 30, 2022 and 2021
2022 2021
CASH FLOWS FROM OPERATING

ACTIVITIES:
Net (loss) income $
(7,839,346)
$
835,244
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation
53,930
51,937
Deferred income tax (benefit) provision
(1,571,076)
336,389
Unrealized losses on mortgage-backed securities
6,605,850
2,221,521
Realized losses on mortgage-backed securities
858,001
(69,498)
Gains on retained interests in securitizations (65,928) -
PPP loan forgiveness
-
(153,724)
Unrealized losses on Orchid Island Capital, Inc. common stock
7,422,723
856,468
Changes in operating assets and liabilities:
Accrued interest receivable
29,838
(45,524)
Due from affiliates
(13,034)
(302,326)
Other assets
391,964
(84,426)
Accrued interest payable
79,128
(51,990)
Other liabilities
(1,241,306)
(98,625)
NET CASH PROVIDED BY OPERATING

ACTIVITIES
4,710,744
3,495,446
CASH FLOWS FROM INVESTING ACTIVITIES:
From mortgage-backed securities investments:
Purchases
(21,009,391)
(26,189,505)
Sales
23,096,853
13,063,248
Principal repayments
6,982,304
11,762,188
Payments received on retained interests in securitizations
65,928
-
Purchases of property and equipment
(46,176)
-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
9,089,518
(1,364,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from repurchase agreements
268,710,690
195,962,000
Principal repayments on repurchase agreements
(284,094,690)
(197,873,114)
Principal repayments on long-term debt
(16,926)
(16,108)
Class A common shares repurchased and retired
(812,649)
(1,570,509)
NET CASH USED IN FINANCING ACTIVITIES
(16,213,575)
(3,497,731)
NET DECREASE IN CASH, CASH EQUIVALENTS

AND RESTRICTED CASH
(2,413,313)
(1,366,354)
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, beginning of the period
9,812,410
10,911,357
CASH, CASH EQUIVALENTS

AND RESTRICTED CASH, end of the period
$
7,399,097
$
9,545,003
SUPPLEMENTAL DISCLOSURES OF CASH

FLOW INFORMATION:
Cash paid during the period for:
Interest expense $
1,173,272
$
896,052
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

September

30, 2022
and December

31, 2021.
September 30, 2022 December 31, 2021
Cash and cash equivalents $
5,861,597
$
8,421,410
Restricted cash
1,537,500
1,391,000
Total cash, cash equivalents

and restricted cash
$
7,399,097
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
During the

nine and

three months

ended September

30, 2022,

the Company

only held

T-Note futures

contracts.

The Company
recorded

income of

approximately

$
0.8

million on

these instruments

during both

the nine

and three

months ended

September

30, 2022.

Losses recorded

during the

nine and

three months

ended September

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
The estimated fair value of cash and cash equivalents, restricted cash, accrued interest receivable, other assets, repurchase
agreements, accrued interest payable and other liabilities generally approximates their carrying value as of September 30, 2022 and
December 31, 2021, due to the short-term nature of these financial instruments.

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
The following table summarizes the advisory services revenue from

Orchid for the nine and three months ended September 30,
2022 and 2021.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
Management fee $
7,881
$
5,569
$
2,616
$
2,157
Allocated overhead
1,482
1,189
522
390
Repurchase, Clearing and Administrative Fee 357 - 174 -
Total $
9,720
$
6,758
$
3,312
$
2,547
At September 30, 2022 and December 31, 2021, the net amount due from

Orchid was approximately $
1.1

million and $
1.1

million,
respectively.
NOTE 3.

MORTGAGE-BACKED SECURITIES

The following

table presents

the Company’s

MBS portfolio

as of September

30, 2022

and December

31, 2021:
(in thousands)
September 30, 2022 December 31, 2021
Fixed-rate MBS $
41,276
$
58,029
Structured MBS
2,994
2,774
Total $
44,270
$
60,803
The following table is a summary of the Company’s net gain (loss) from the sale of MBS during the nine months ended
September 30, 2022 and 2021.
(in thousands)
2022 2021
Proceeds from sales of MBS $
23,097
$
13,063
Carrying value of MBS sold
(23,955)
(12,994)
Net (loss) gain on sales of MBS $
(858)
$
69
Gross gain on sales of MBS $
-
$
69
Gross loss on sales of MBS
(858)
-
Net (loss) gain on sales of MBS $
(858)
$
69

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

30, 2022,

the Company

had met all

margin call
requirements.
As of September

30, 2022

and December

31, 2021,

the Company’s

repurchase

agreements

had remaining

maturities

as summarized
below:
($ in thousands)
OVERNIGHT BETWEEN 2 BETWEEN 31
GREATER

(1 DAY OR AND AND THAN
LESS) 30 DAYS 90 DAYS 90 DAYS TOTAL
September 30, 2022
Fair value of securities pledged, including accrued
interest receivable $
-
$
40,788
$
3,487
$
-
$
44,275
Repurchase agreement liabilities associated with
these securities $
-
$
40,223
$
3,271
$
-
$
43,494
Net weighted average borrowing rate -

2.97%
3.14%
-

2.98%
December 31, 2021
Fair value of securities pledged, including accrued
interest receivable $
-
$
60,859
$
159
$
-
$
61,018
Repurchase agreement liabilities associated with
these securities $
-
$
58,793
$
85
$
-
$
58,878
Net weighted average borrowing rate -

0.14%
0.70%
-

0.14%
In addition,

cash pledged

to counterparties

for repurchase

agreements

was approximately

$
1.2

million and

$
1.4

million as

of
September

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
2.0

million and

$
3.5

million,
respectively.

As of September

30, 2022

and December

31, 2021,

the Company

did not have

an amount

at risk with

any individual
counterparty

greater than

10% of the

Company’s equity.

NOTE 5. PLEDGED ASSETS
Assets Pledged

to Counterparties
The table

below summarizes

Bimini’s assets

pledged

as collateral

under its

repurchase

agreements

and derivative

agreements

as of
September

30, 2022

and December

31, 2021.
($ in thousands)
September 30, 2022 December 31, 2021
Repurchase Derivative Repurchase Derivative
Agreements Agreements Total Agreements Agreements Total
PT MBS - at fair value $
41,276
$
-
$
41,276
$
58,029
$
-
$
58,029
Structured MBS - at fair value
2,803
-
2,803
2,759
-
2,759
Accrued interest on pledged securities
196
-
196
230
-
230
Restricted cash
1,244
294
1,538
1,391
-
1,391
Total $
45,519
$
294
$
45,813
$
62,409
$
-
$
62,409
Assets Pledged

from Counterparties
The table

below summarizes

cash pledged

to Bimini

from counterparties

under repurchase

agreements

as of September

30, 2022
and December

31, 2021.

Cash received

as margin

is recognized

in cash and

cash equivalents

with a corresponding

amount recognized

as
an increase

in repurchase

agreements

in the consolidated

balance sheets.
($ in thousands)
Assets Pledged to Bimini September 30, 2022 December 31, 2021
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
September 30, 2022
Repurchase Agreements $
43,494
$
-
$
43,494
$
(42,250)
$
(1,244)
$
-
$
43,494
$
-
$
43,494
$
(42,250)
$
(1,244)
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
NOTE 7.

LONG-TERM DEBT
Long-term

debt at September

30, 2022 and

December

31, 2021

is summarized

as follows:
(in thousands)
September 30, 2022 December 31, 2021
Junior subordinated debt $
26,804
$
26,804
Secured note payable
618
635
Total $
27,422
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

30, 2022,

the interest

rate was
6.79
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
Last three months of 2022 $
5
For the years ended:
2023
24
2024
25
2025
26
2026
28
After 2026
27,314
Total $
27,422
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

nine months

ended September

30, 2022,

the Company

repurchased

a total of
455,385

shares under

the 2021

Repurchase
Plan at an

aggregate

cost of approximately

$
0.8

million, including

commissions

and fees,

for a weighted

average price

of $
1.78

per share.
From the

inception

of the 2021

Repurchase

Plan through

September

30, 2022,

the Company

repurchased

a total of
547,672

shares at

an
aggregate

cost of approximately

$
1.0

million, including

commissions

and fees,

for a weighted

average price

of $
1.84

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

Management is not aware of any other significant reported or unreported contingencies at September 30, 2022.
NOTE 10.

INCOME TAXES

The total income tax (benefit) provision recorded for the nine months ended September

30, 2022 and 2021 was $
(1.6)

million and
$
0.3

million, respectively, on consolidated pre-tax book (loss) income of $
(9.4)

million and $
1.2

million in the nine months ended
September 30, 2022 and 2021, respectively.
The total income tax (benefit) provision recorded for the three months ended September
30, 2022 and 2021 was $(
0.3
) million and $
0.2

million, respectively, on consolidated pre-tax book (loss) income of $(
3.4
) million and
$
0.6

million in the three months ended September 30, 2022 and 2021, respectively.

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

30, 2022

and
2021.
(in thousands, except per-share information)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
Basic and diluted EPS per Class A common share:
(Loss) income attributable to Class A common shares:
Basic and diluted $
(7,815)
$
833
$
(3,163)
$
464
Weighted average common shares:
Class A common shares outstanding at the balance sheet date
10,247
10,794
10,247
10,794
Effect of weighting

220
564
42
72
Weighted average shares-basic and diluted
10,467
11,358
10,289
10,866
(Loss) income per Class A common share:
Basic and diluted $
(0.75)
$
0.07
$
(0.31)
$
0.04

(in thousands, except per-share information)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 2022 2021
Basic and diluted EPS per Class B common share:
(Loss) income attributable to Class B common shares:
Basic and diluted $
(24)
$
2
$
(10)
$
1
Weighted average common shares:
Class B common shares outstanding at the balance sheet date
32
32
32
32
Weighted average shares-basic and diluted
32
32
32
32
(Loss) income per Class B common share:
Basic and diluted $
(0.75)
$
0.07
$
(0.31)
$
0.04
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

Retained

interests

have a recorded

fair value

of zero as
of September

30, 2022

and December

31, 2021,

as the prospect

of future

cash flows

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
Identical

Observable Unobservable
Fair Value Assets Inputs Inputs
Measurements (Level 1) (Level 2) (Level 3)
September 30, 2022
Mortgage-backed securities $
44,270
$
-
$
44,270
$
-
Orchid Island Capital, Inc. common stock
4,256
4,256
-
-
December 31, 2021
Mortgage-backed securities $
60,803
$
-
$
60,803
$
-
Orchid Island Capital, Inc. common stock
11,679
11,679
-
-
During the

nine months

ended September

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

Total revenues received under this management
agreement for the nine months ended September 30, 2022 and 2021, were approximately

$
9.7

million and $
6.8

million, respectively,
accounting for approximately
80
% and
68
% of consolidated revenues, respectively.
The investment portfolio segment includes the investment activities conducted by Royal Palm.

The investment portfolio segment
receives revenue in the form of interest and dividend income on its investments.
Segment information for the nine months ended September 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $
9,720
$
-
$
-
$
-
$
9,720
Advisory services, other operating segments
(1)
85
-
-
(85)
-
Interest and dividend income
-
2,364
-
-
2,364
Interest expense
-
(314)
(938)
(2)
-
(1,252)
Net revenues
9,805
2,050
(938)
(85)
10,832
Other expenses
-
(14,092)
66
-
(14,026)
Operating expenses
(3)
(4,914)
(1,302)
-
-
(6,216)
Intercompany expenses
(1)
-
(85)
-
85
-
Income (loss) before income taxes $
4,891
$
(13,429)
$
(872)
$
-
$
(9,410)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
6,758
$
-
$
-
$
-
$
6,758
Advisory services, other operating segments
(1)
108
-
-
(108)
-
Interest and dividend income
-
3,245
-
-
3,245
Interest expense
-
(95)
(748)
(2)
-
(843)
Net revenues
6,866
3,150
(748)
(108)
9,160
Other (expenses) income
-
(3,008)
154
-
(2,854)
Operating expenses
(3)
(3,396)
(1,738)
-
-
(5,134)
Intercompany expenses
(1)
-
(108)
-
108
-
Income (loss) before income taxes $
3,470
$
(1,704)
$
(594)
$
-
$
1,172

Segment information for the three months ended September 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $
3,312
$
-
$
-
$
-
$
3,312
Advisory services, other operating segments
(1)
29
-
-
(29)
-
Interest and dividend income
-
728
-
-
728
Interest expense
-
(210)
(379)
(2)
-
(589)
Net revenues
3,341
518
(379)
(29)
3,451
Other expenses
-
(4,868)
66
-
(4,802)
Operating expenses
(3)
(1,677)
(401)
-
-
(2,078)
Intercompany expenses
(1)
-
(29)
-
29
-
Income (loss) before income taxes $
1,664
$
(4,780)
$
(313)
$
-
$
(3,429)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $
2,547
$
-
$
-
$
-
$
2,547
Advisory services, other operating segments
(1)
35
-
-
(35)
-
Interest and dividend income
-
1,043
-
-
1,043
Interest expense
-
(24)
(248)
(2)
-
(272)
Net revenues
2,582
1,019
(248)
(35)
3,318
Other (expenses) income
-
(1,033)
-
-
(1,033)
Operating expenses
(3)
(1,157)
(496)
-
-
(1,653)
Intercompany expenses
(1)
-
(35)
-
35
-
Income (loss) before income taxes $
1,425
$
(545)
$
(248)
$
-
$
632
Includes fees paid by Royal Palm to Bimini Advisors for advisory services

.
(2) Includes interest on long-term debt.
(3)
Corporate expenses are allocated based on each segment’s proportional share of total revenues.
Assets in each reportable segment as of September 30, 2022 and December

31, 2021 were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
September 30, 2022 $
1,967
$
86,542
8,361
$
96,870
December 31, 2021
1,901
111,022
9,162
122,085
NOTE 14. RELATED PARTY TRANSACTIONS
Relationships with Orchid
At both September 30, 2022 and December 31, 2021, the Company owned
519,071

shares of Orchid common stock (after giving
effect to Orchid’s 1-for-5 reverse stock split), representing approximately
1.5
% and
1.5
%, respectively, of Orchid’s outstanding common
stock on such dates. The Company received dividends on this common stock investment of approximately $
1.0

million and $
0.3

million
during the nine and three months ended September 30, 2022, respectively, and approximately $
1.5

million and $
0.5

million during the
nine and three months ended September 30, 2021,

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

As manager, Bimini Advisors is responsible for administering Orchid's business activities and day-to-day operations and, commencing April 1. 2022, provides certain repurchase agreement trading, clearing and administrative services.

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
Stock Repurchase

Plan
On September

16, 2021,

the Board

authorized

a share repurchase

plan pursuant

to Rule 10b5-1

of the Securities

Exchange

Act of
1934 (the

“2021 Repurchase

Plan”). Pursuant

to the 2021

Repurchase

Plan, we

may purchase

shares of

our Class

A Common

Stock from
time to time

for an aggregate

purchase price

not to exceed

$2.5 million.

Share repurchases

may be executed

through various

means,
including,

without limitation,

open market

transactions.

The 2021

Repurchase

Plan does

not obligate

the Company

to purchase

any
shares, and

it expires

on September

16, 2023.

The authorization

for the 2021

Repurchase

Plan may be

terminated,

increased

or
decreased

by the Company’s

Board of

Directors

in its discretion

at any time.

From the

commencement

of the 2021

Repurchase

Plan,
through September

30, 2022,

we repurchased

a total of

547,672 shares

at an aggregate

cost of approximately

$1.0 million,

including
commissions

and fees,

for a weighted

average price

of $1.84

per share.

During the

nine months

ended September

30, 2022,

the Company
repurchased

a total of

455,385 shares

at an aggregate

cost of approximately

$0.8 million,

including

commissions

and fees,

for a weighted
average price

of $1.78

per share.

Factors that Affect our Results of Operations and Financial Condition
A variety of industry and economic factors (including ongoing economic impacts from the COVID-19 pandemic) may impact our
results of operations and financial condition. These factors include:
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
● our ability to manage the portfolio of Orchid and maintain our role as manager; and
●
the financial performance of Orchid and resulting changes in Orchid’s shareholders equity, the carrying value of our investment, dividend income and our advisory services revenue.
Results

of Operations
Described

below are

the Company’s

results of

operations

for the

nine and

three months

ended September

30, 2022,

as compared

to
the nine

and three

months ended

September

30, 2021.
Net (Loss)

Income Summary
Consolidated

net loss for

the nine months

ended September

30, 2022

was $7.8

million, or

$0.75 basic

and diluted

loss per share

of
Class A Common

Stock, as

compared

to a consolidated

net income

of $0.8 million,

or $0.07

basic and

diluted income

per share

of Class

A
Common Stock,

for the nine

months ended

September

30, 2021.

Consolidated

net loss for

the three

months ended

September

30, 2022

was $3.2

million, or

$0.31 basic

and diluted

loss per

share of
Class A Common

Stock, as

compared

to consolidated

net income

of $0.5 million,

or $0.04

basic and diluted

income per

share of

Class A
Common Stock,

for the three

months ended

September

30, 2021.

The components

of net (loss)

income for

the nine

months ended

September

30, 2022

and 2021,

along with

the changes

in those
components

are presented

in the table

below.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 Change 2022 2021 Change
Advisory services revenues $ 9,720 $ 6,758 $ 2,962 $ $ 3,312 $ 2,547 $ 765
Interest and dividend income 2,364 3,245 (881) 728 1,043 (315)
Interest expense (1,252) (843) (409) (589) (272) (317)
Net revenues 10,832 9,160 1,672 3,451 3,318 133
Other expense (14,026) (2,855) (11,171) (4,802) (1,033) (3,769)
Expenses (6,216) (5,134) (1,082) (2,077) (1,653) (424)
Net (loss) income before income tax (benefit) provision (9,410) 1,171 (10,581) (3,428) 632 (4,060)
Income tax (benefit) provision (1,571) 336 (1,907) (255) 167 (422)
Net (loss) income $ (7,839) $ 835 $ (8,674) $ $ (3,173) $ 465 $ (3,638)
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
Three Months Ended Agreements Debt Total Agreements Debt Total Operations
September 30, 2022 $ (184) $ (48) $ (232) $ 1,028 $ 48 $ 1,076 $ 844
June 30, 2022 (186) (48) (234) 136 48 184 (50)
March 31, 2022 (185) (48) (233) 185 48 233 -
December 31, 2021 (707) (60) (767) 707 60 767 -
September 30, 2021 (709) (57) (766) 709 57 766 -
June 30, 2021 (708) (58) (766) 708 58 766 -
March 31, 2021 (708) (58) (766) 708 58 766 -
Nine Months Ended
September 30, 2022 $ (555) $ (144) $ (699) $ 1,349 $ 144 $ 1,493 $ 794
September 30, 2021 (2,125) (173) (2,298) 2,125 173 2,298 $ -

Economic Net Portfolio Interest Income
(in thousands)
Interest Expense on Repurchase Agreements Net Portfolio
Effect of Interest Income
Interest GAAP Non-GAAP
Economic GAAP Economic
Three Months Ended Income Basis Hedges
(1)
Basis
(2)
Basis Basis
(3)
September 30, 2022 $ 445 $ 210 $ (184) $ 394 $ 235 $ 51
June 30, 2022 392 73 (186) 259 319 133
March 31, 2022 491 31 (185) 216 460 275
December 31, 2021 511 21 (707) 728 490 (217)
September 30, 2021 537 24 (709) 733 513 (196)
June 30, 2021 578 31 (708) 739 547 (161)
March 31, 2021 611 40 (708) 748 571 (137)
Nine Months Ended
September 30, 2022 $ 1,328 $ 314 $ (555) $ 869 $ 1,014 $ 459
September 30, 2021 1,726 95 (2,125) 2,220 1,631 (494)
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
(in thousands)
Net Portfolio Interest Expense on Long-Term Debt
Interest Income Effect of Net Interest Income (Loss)
GAAP Economic GAAP Non-GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(1)
Basis Hedges
(2)
Basis
(3)
Basis Basis
(4)
September 30, 2022 $ 235 $ 51 $ 379 $ (48) $ 427 $ (144) $ (376)
June 30, 2022 319 133 304 (48) 352 15 (219)
March 31, 2022 460 275 256 (48) 304 204 (29)
December 31, 2021 490 (217) 249 (60) 309 241 (526)
September 30, 2021 513 (196) 248 (57) 305 265 (501)
June 30, 2021 547 (161) 250 (58) 308 297 (469)
March 31, 2021 571 (137) 250 (58) 308 321 (445)
Nine Months Ended
September 30, 2022 $ 1,014 $ 459 $ 939 $ (144) $ 1,083 $ 75 $ (624)
September 30, 2021 1,631 (494) 748 (173) 921 883 (1,415)
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

Segment information for the nine months ended September 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $ 9,720 $ - $ - $ - $ 9,720
Advisory services, other operating segments
(1)
85 - - (85) -
Interest and dividend income - 2,364 - - 2,364
Interest expense - (314)

(938)
(2)
- (1,252)
Net revenues 9,805 2,050 (938) (85) 10,832
Other expenses - (14,092) 66 - (14,026)
Operating expenses
(3)
(4,914) (1,302) - - (6,216)
Intercompany expenses
(1)
- (85) - 85 -
Income (loss) before income taxes $ 4,891 $ (13,429) $ (872) $ - $ (9,410)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 6,758 $ - $ - $ - $ 6,758
Advisory services, other operating segments
(1)
108 - - (108) -
Interest and dividend income - 3,245 - - 3,245
Interest expense - (95)

(748)
(2)
- (843)
Net revenues 6,866 3,150 (748) (108) 9,160
Other (expenses) income - (3,008) 154 - (2,854)
Operating expenses
(3)
(3,396) (1,738) - - (5,134)
Intercompany expenses
(1)
- (108) - 108 -
Income (loss) before income taxes $ 3,470 $ (1,704) $ (594) $ - $ 1,172

Segment information for the three months ended September 30, 2022 and 2021 is as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Eliminations Total
2022
Advisory services, external customers $ 3,312 $ - $ - $ - $ 3,312
Advisory services, other operating segments
(1)
29 - - (29) -
Interest and dividend income - 728 - - 728
Interest expense - (210)

(379)
(2) - (589)
Net revenues 3,341 518 (379) (29) 3,451
Other expenses - (4,868) 66 - (4,802)
Operating expenses
(3)
(1,677) (401) - - (2,078)
Intercompany expenses (1) - (29) - 29 -
Income (loss) before income taxes $ 1,664 $ (4,780) $ (313) $ - $ (3,429)
Asset Investment
Management Portfolio Corporate Eliminations Total
2021
Advisory services, external customers $ 2,547 $ - $ - $ - $ 2,547
Advisory services, other operating segments
(1)
35 - - (35) -
Interest and dividend income - 1,043 - - 1,043
Interest expense - (24)

(248)
(2) - (272)
Net revenues 2,582 1,019 (248) (35) 3,318
Other (expenses) income - (1,033) - - (1,033)
Operating expenses
(3)
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
Assets in each reportable segment were as follows:
(in thousands)
Asset Investment
Management Portfolio Corporate Total
September 30, 2022 $ 1,967 86,542 $ 8,361 $ 96,870
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
Repurchase,
Average Average Clearing and
Orchid Orchid Management Overhead Administrative
Three Months Ended MBS Equity Fee Allocation Fees Total
September 30, 2022 $ 3,571,037 $ 839,935 $ 2,616 $ 522 $ 174 $ 3,312
June 30, 2022 4,260,727 866,539 2,631 519 183 3,333
March 31, 2022 5,545,844 853,576 2,634 441 - 3,075
December 31, 2021 6,056,259 806,382 2,587 443 - 3,030
September 30, 2021 5,136,331 672,384 2,157 390 - 2,547
June 30, 2021 4,504,887 542,679 1,791 395 - 2,186
March 31, 2021 4,032,716 456,687 1,621 404 - 2,025
Nine Months Ended
September 30, 2022 $ 4,459,203 $ 853,350 $ 7,881 $ 1,482 $ 357 $ 9,720
September 30, 2021 4,557,978 557,250 5,569 1,189 - 6,758

Investment Portfolio Segment
Net Portfolio Interest Income
We define

net portfolio

interest

income as

interest

income on

MBS less

interest

expense on

repurchase

agreement

funding.

During the
nine months ended September 30, 2022, we generated $1.0 million of net portfolio interest income, consisting of $1.3 million of interest income from MBS

assets offset by $0.3

million of interest

expense on repurchase

liabilities.

For the comparable

period ended September
30, 2021, we

generated

$1.6 million

of net portfolio

interest income,

consisting

of $1.7 million

of interest

income from

MBS assets offset

by
$0.1 million

of interest

expense

on repurchase

liabilities.
The $0.4

million decrease

in interest

income for

the nine

months ended

September
30, 2022 was due to a $20.3 million decrease in average MBS balances,

which was partially offset by a 31 basis point ("bp") increase in yields earned on the portfolio.

There was a $0.2 million increase

in interest expense

for the nine months ended

September 30, 2022

that
was due to

a 70 bp increase

in cost of

funds which

was partially

offset by a

$21.9 million

decrease

in average

repurchase

liabilities.
Our economic

interest

expense

on repurchase

liabilities

for the

nine months

ended September

30, 2022

and 2021

was $0.9

million and
$2.2 million,

respectively, resulting

in $0.5 million

and ($0.5)

million of

economic net

portfolio

interest

income (expense),

respectively.

During

the three

months

ended

September

30, 2022,

we generated

$0.2 million

of net

portfolio

interest

income,

consisting

of $0.4

million
of

interest income

from MBS

assets offset

by

$0.2 million

of

interest expense

on

repurchase liabilities.

For

the three

months ended
September 30, 2021, we generated $0.5 million of net portfolio interest income, consisting of approximately

$537,000 of interest income
from MBS

assets offset

by approximately

$24,000 of

interest

expense on

repurchase

liabilities.

Our economic interest expense

on repurchase liabilities

for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.7 million,

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
Three Months Ended Held (1) Income (2) MBS Agreements (1) Basis Basis (2) Basis Basis (3)
September 30, 2022 $ 41,402 $ 445 4.30% $ 40,210 $ 210 $ 394 2.09% 3.92%
June 30, 2022 46,607 392 3.36% 45,870 73 259 0.63% 2.25%
March 31, 2022 57,741 491 3.40% 56,846 31 216 0.22% 1.52%
December 31, 2021 62,597 511 3.27% 61,019 21 728 0.14% 4.77%
September 30, 2021 66,692 537 3.22% 67,253 24 733 0.14% 4.36%
June 30, 2021 70,925 578 3.26% 72,241 31 739 0.17% 4.09%
March 31, 2021 69,017 611 3.54% 69,104 40 748 0.23% 4.33%
Nine Months Ended
September 30, 2022 $ 48,584 $ 1,328 3.65% $ 47,642 $ 314 $ 869 0.88% 2.43%
September 30, 2021 68,878 1,726 3.34% 69,533 95 2,220 0.18% 4.26%

($ in thousands)
Net Portfolio Net Portfolio
Interest Income Interest Spread
GAAP Economic GAAP Economic
Three Months Ended Basis Basis
(2)
Basis Basis
(4)
September 30, 2022 $ 235 $ 51 2.21% 0.38%
June 30, 2022 319 133 2.73% 1.11%
March 31, 2022 460 275 3.18% 1.88%
December 31, 2021 490 (217) 3.13% (1.50)%
September 30, 2021 513 (196) 3.08% (1.13)%
June 30, 2021 547 (161) 3.09% (0.83)%
March 31, 2021 571 (137) 3.31% (0.79)%
Nine Months Ended
September 30, 2022 $ 1,014 $ 459 2.77% 1.22%
September 30, 2021 1,631 (494) 3.16% (0.92)%
(1)
Portfolio yields

and costs

of borrowings

presented in

the tables

above and

the tables

on pages

32 and

33 are

calculated based

on the
average balances

of the underlying

investment portfolio/repurchase

agreement balances

and are annualized

for the periods

presented.
Average balances for quarterly periods are calculated using two data points, the beginning and ending balances.
(2) Economic interest expense and economic net interest income presented in the tables above and the tables on page 33 include the effect
of derivative instrument hedges for only the period presented.
(3)
Represents

interest

cost

of

our

borrowings

and

the

effect

of

derivative

instrument

hedges

attributed

to

the

period

related

to

hedging
activities divided by average MBS.
(4)
Economic net interest spread is calculated by subtracting average economic cost of funds from yield on average MBS.
Interest Income and Average Earning Asset Yield
Our interest income

was $1.3

million for

the nine

months ended September 30,

2022 and

$1.7 million

for the

nine months ended
September

30, 2021.

Average

MBS holdings

were

$48.6

million

and $68.9

million

for the

nine months

ended

September

30, 2022

and 2021,
respectively.

The $0.4

million

decrease

in interest

income was

due to

a $20.3

million

decrease

in average

MBS holdings,

which was

partially
offset by a

31 basis point

("bp") increase

in yields.
Our interest income was $0.4 million for

the three months ended September 30, 2022 and

$0.5 million for the

three months ended
September 30, 2021.

Average MBS holdings were $41.4 million and $66.7 million for the three months ended September

30, 2022 and
2021, respectively.

The $0.1 million

decrease in

interest income

was due to a $25.3

million decrease

in average

MBS holdings,

which was
partially offset

by a 108

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

($ in thousands)
Average MBS Held Interest Income Realized Yield on Average MBS
PT Structured PT Structured PT Structured
Three Months Ended MBS MBS Total MBS MBS Total MBS MBS Total
September 30, 2022 $ 38,384 $ 3,018 $ 41,402 $ 383 $ 62 $ 445 3.99% 8.17% 4.30%
June 30, 2022 43,568 3,039 46,607 333 59 392 3.06% 7.75% 3.36%
March 31, 2022 54,836 2,905 57,741 472 19 491 3.45% 2.61% 3.40%
December 31, 2021 59,701 2,896 62,597 500 11 511 3.35% 1.55% 3.27%
September 30, 2021 64,641 2,051 66,692 533 4 537 3.30% 0.91% 3.22%
June 30, 2021 70,207 718 70,925 579 (1) 578 3.30% (0.11)% 3.26%
March 31, 2021 68,703 314 69,017 605 6 611 3.53% 6.54% 3.54%
Nine Months Ended
September 30, 2022 $ 45,596 $ 2,988 $ 48,584 $ 1,188 $ 140 $ 1,328 3.48% 6.22% 3.65%
September 30, 2021 67,851 1,027 68,878 1,717 9 1,726 3.37% 1.25% 3.34%
Interest Expense on Repurchase Agreements and the Cost of Funds
Our average

outstanding

balances

under repurchase

agreements

were $47.6

million and

$69.5 million,

generating

interest expense

of
$0.3 million

and $0.1

million for

the nine months

ended September

30, 2022

and 2021,

respectively.

Our average

cost of funds

was 0.88%
and 0.18% for nine months

ended September

30, 2022 and 2021, respectively.

There was a 70 bp increase in the average

cost of funds
and a

$21.9 million

decrease in

average outstanding repurchase agreements during

the

nine months

ended September 30,

2022, as
compared

to the nine

months ended

September

30, 2021.

Our economic

interest

expense

was $0.9

million

and $2.2

million

for the

nine

months

ended

September

30, 2022

and 2021,

respectively.
There was

a 183 bp decrease

in the average

economic cost

of funds

to 2.43%

for the nine

months ended

September

30, 2022 from

4.26%
for the nine

months ended September 30, 2021.

The $1.3 million decrease in

economic interest expense was due to the

$21.9 million
decrease in average

outstanding repurchase agreements,

combined with the

183 bp

decrease economic cost of

funds during the

nine
months ended

September

30, 2022.
Our average

outstanding

balances

under repurchase

agreements

were $40.2

million and

$67.3 million,

generating

interest expense

of
approximately

$0.2 million

and 24,000

for the three

months ended

September

30, 2022 and

2021, respectively.

Our average

cost of funds
was 2.09% and 0.14% for

three months ended

September 30,

2022 and 2021, respectively.

There was a 195 bp increase

in the average
cost of

funds,

which was

partially

offset by

a $27.0

million

decrease

in average

outstanding

repurchase

agreements

during

the three

months
ended September

30, 2022,

as compared

to the three

months ended

September

30, 2021.

Our

economic

interest

expense

was

$0.4

million

and

$0.7

million

for

the

three

months

ended

September 30,

2022

and

2021,
respectively. There

was a 44

bp decrease

in the average

economic

cost of funds

to 3.92%

for the

three months

ended September

30, 2022
from 4.36%

for the three

months ended

September

30, 2021.
Because all of

our repurchase agreements are short-term, changes in market rates have a

more immediate impact on our

interest
expense.

Our average

cost of funds

calculated

on a GAAP

basis was

10 bps below

the average

one-month

LIBOR and

120 bps below

the
average

six-month

LIBOR for

the quarter

ended September

30, 2022.

Our average

economic

cost of

funds was

173 bps

above the

average
one-month

LIBOR

and 63

bps above

the average

six-month

LIBOR

for the

quarter

ended September

30, 2022.

The average

term to

maturity
of the outstanding

repurchase

agreements

decreased

from 16

days at December

31, 2021

to 16 days

at September

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
September 30, 2022 $ 40,210 $ 210 $ 394 2.09% 3.92%
June 30, 2022 45,870 73 259 0.63% 2.25%
March 31, 2022 56,846 31 216 0.22% 1.52%
December 31, 2021 61,019 21 728 0.14% 4.77%
September 30, 2021 67,253 24 733 0.14% 4.36%
June 30, 2021 72,241 31 739 0.17% 4.09%
March 31, 2021 69,104 40 748 0.23% 4.33%
Nine Months Ended
September 30, 2022 $ 47,642 $ 314 $ 869 0.88% 2.43%
September 30, 2021 69,533 95 2,220 0.18% 4.26%
Average GAAP Cost of Funds Average Economic Cost of Funds
Relative to Average Relative to Average
Average LIBOR One-Month Six-Month One-Month Six-Month
Three Months Ended One-Month Six-Month LIBOR LIBOR LIBOR LIBOR
September 30, 2022 2.19% 3.29% (0.10)% (1.20)% 1.73% 0.63%
June 30, 2022 0.93% 1.90% (0.30)% (1.27)% 1.32% 0.35%
March 31, 2022 0.25% 0.76% (0.03)% (0.54)% 1.27% 0.76%
December 31, 2021 0.09% 0.23% 0.05% (0.09)% 4.68% 4.54%
September 30, 2021 0.09% 0.16% 0.05% (0.02)% 4.27% 4.20%
June 30, 2021 0.10% 0.18% 0.07% (0.01)% 3.99% 3.91%
March 31, 2021 0.13% 0.23% 0.10% 0.00% 4.20% 4.10%
Nine Months Ended
September 30, 2022 1.12% 1.98% (0.24)% (1.10)% 1.31% 0.45%
September 30, 2021 0.10% 0.19% 0.08% (0.01)% 4.16% 4.07%
Dividend Income from Orchid
Effective August

30, 2022, Orchid

effected a 1-for-5

reverse stock

split, converting

every five shares

of issued and

outstanding

Orchid
common stock into one

share of common stock.

All share and per share

amounts reported

in this quarterly

report with respect

to Orchid’s
common stock

have been

adjusted

to reflect

this reverse

stock split.
At both September

30, 2022 and

December

31, 2021,

we owned 591,071

shares of

Orchid common

stock. Orchid

paid total

dividends
of $1.995

and $2.925

per share

during the

nine months

ended September

30, 2022

and 2021,

respectively.

During the

nine months

ended
September 30, 2022 and 2021, we

received dividends on this common stock investment of approximately $1.0 million and $1.5 million,
respectively. Orchid paid total dividends of $0.545 and $0.975 per share during the three months ended September 30, 2022 and 2021, respectively.

During the three months ended

September 30, 2022 and 2021, we received

dividends on this common stock

investment of
approximately

$0.3

million and

$0.5 million,

respectively.
Long-Term Debt
Junior Subordinated Notes
Interest

expense on

our junior

subordinated

debt securities

was $0.9

million and

$0.7 million

for the nine

months ended

September

30,
2022 and 2021, respectively.

The average rate of interest paid for the nine months

ended September 30, 2022 was 4.64% compared

to
3.67% for

the comparable

period in

2021.

Interest expense

on

our

junior subordinated debt

securities was

$0.4 million

and

$0.2 million

for

the

three month

periods ended
September

30, 2022

and 2021,

respectively.

The average

rate of

interest

paid for

the three

months ended

September

30, 2022

was 5.58%
compared

to 3.62%

for the comparable

period in

2021.

The junior

subordinated

debt securities

pay interest

at a floating

rate.

The rate is

adjusted quarterly

and set at

a spread of

3.50% over
the prevailing

three-month

LIBOR rate

on the determination

date.

As of September

30, 2022,

the interest

rate was

6.79%.
Note Payable
On October

30, 2019,

the Company borrowed

$680,000 from a

bank. The

note is

payable in equal

monthly principal and interest
installments of approximately

$5,000 through October

30, 2039. Interest accrues

at 4.89% through October

30, 2024. Thereafter, interest
accrues based

on the weekly

average yield

to the United

States Treasury

securities

adjusted to

a constant

maturity of

5 years, plus

3.25%.
The note

is secured

by a mortgage

on the Company’s

office building.
Gains or Losses and Other Income
The table

below presents

our gains

or losses

and other

income for

the nine and

three months

ended September

30, 2022

and 2021.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 Change 2022 2021 Change
Realized (losses) gains on sales of MBS $ (858) $ 69 $ (927) $ - $ 69 $ (69)
Unrealized losses on MBS (6,606) (2,222) (4,384) (2,572) (324) (2,248)
Total losses on

MBS
(7,464) (2,153) (5,311) (2,572) (255) (2,317)
Gains (losses) on derivative instruments 795 (280) 1,075 844 (147) 991
Gains on retained interests in securitizations 66 - 66 66 - 66
Unrealized losses on
Orchid Island Capital, Inc. common stock (7,423) (856) (6,567) (3,140) (779) (2,361)
We invest

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

as part

of our
asset/liability

management

strategy. During

the nine

months ended

September

30, 2022

and September

30, 2021,

we received

proceeds

of
$23.1 million

and $13.1

million from

the sales

of MBS,

respectively.

The fair

value of

our MBS

portfolio

and derivative

instruments,

and the

gains (losses)

reported

on those

financial

instruments,

are driven
by changes in yields and interest rates,

the spreads that MBS trade relative

to comparable duration

U.S. Treasuries or swaps, as well as
varying levels

of demand

for MBS.

The table

below presents

historical

interest

rate data

as of the

end of quarter

during 2022

and 2021.

5 Year 10 Year 15 Year 30 Year Three
U.S. Treasury U.S. Treasury Fixed-Rate Fixed-Rate Month
Rate
(1)
Rate
(1)
Mortgage Rate
(2)
Mortgage Rate
(2)
Libor
(3)
September 30, 2022 4.04% 3.80% 5.35% 6.11% 3.45%
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

Rate Mortgage Rates are obtained from Freddie Mac’s Primary

Mortgage Market Survey.
(3)
Historical LIBOR are obtained from the Intercontinental Exchange Benchmark

Administration Ltd.
Operating Expenses
For the nine

and three months ended September 30, 2022,

our total operating expenses were approximately $6.2 million and $2.1 million,

respectively, compared to approximately

$5.1 million and $1.7 million for the nine and three months ended September 30, 2021, respectively.

The table

below presents

a breakdown

of operating

expenses for

the nine

and three

months ended

September

30, 2022 and
2021.
(in thousands)
Nine Months Ended September 30, Three Months Ended September 30,
2022 2021 Change 2022 2021 Change
Compensation and related benefits $ 3,836 $ 3,220 $ 616 $ 1,230 $ 1,029 $ 201
Legal fees 82 113 (31) 18 37 (19)
Accounting, auditing and other professional fees 288 293 (5) 85 97 (12)
Directors’ fees and liability insurance 588 568 20 195 190 5
Administrative and other expenses 1,422 940 482 549 300 249
$ 6,216 $ 5,134 $ 1,082 $ 2,077 $ 1,653 $ 424
Beginning

with the

second quarter

of 2022,

Bimini began

providing

certain repurchase

agreement

trading,

clearing and

administrative
services to

Orchid.

Providing

these services

required

Bimini to

increase staffing

and other

resources,

causing an

increase

in
compensation

related expenses

of approximately

$0.5 million

and $0.2

million for

the nine

and three

month periods

ended September

30,
2022, and

increases

in other

administrative

expenses

of approximately

$0.4 million

and $0.2

million for

the nine

and three

month periods
ended September

30, 2022,

as compared

to the nine

and three

months ended

September

30, 2021.
Income Tax Provision
We recorded

an income

tax (benefit)

provision

for the nine

months ended

September

30, 2022

and 2021

of approximately

$(1.6)
million and

$0.3 million,

respectively, on

consolidated

pre-tax book

(loss) income

of $(9.4)

million and

$1.2 million,

respectively. We
recorded

an income

tax (benefit)

provision

for the three

months ended

September

30, 2022

and 2021

of approximately

$(0.3) million

and
$0.2 million,

respectively, on

consolidated

pre-tax book

(loss) income

of $(3.4)

million and

$0.6 million.

Financial

Condition:
Mortgage-Backed Securities
As of September

30, 2022,

our MBS portfolio

consisted

of $44.3

million of

agency or

government

MBS at fair

value and

had a
weighted

average coupon

of 3.62%.

During the

nine months

ended September

30, 2022,

we received

principal

repayments

of $7.0 million
compared

to $11.8 million

for the

comparable

period ended

September

30,

2021.

The average

prepayment

speeds for

the quarters

ended
September

30, 2022

and 2021

were 10.8%

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
September 30, 2022 13.1 7.5 10.8
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
Fair Entire Average in Longest
Asset Category Value Portfolio Coupon Months Maturity
September 30, 2022
Fixed Rate MBS $ 41,276 93.2% 4.02% 329 1-Jul-52
Structured MBS 2,994 6.8% 2.84% 301 15-May-51
Total MBS Portfolio $ 44,270 100.0% 3.62% 327 1-Jul-52
December 31, 2021
Fixed Rate MBS $ 58,029 95.4% 3.69% 330 1-Sep-51
Structured MBS 2,774 4.6% 2.88% 306 15-May-51
Total MBS Portfolio $ 60,803 100.0% 3.41% 329 1-Sep-51
($ in thousands)
September 30, 2022 December 31, 2021
Percentage of Percentage of
Agency Fair Value Entire Portfolio Fair Value Entire Portfolio
Fannie Mae $ 31,774 71.8% $ 39,703 65.3%
Freddie Mac 12,496 28.2% 21,100 34.7%
Total Portfolio $ 44,270 100.0% $ 60,803 100.0%

September 30, 2022 December 31, 2021
Weighted Average Pass-through Purchase Price $ 105.51 $ 109.33
Weighted Average Structured Purchase Price $ 4.48 $ 4.81
Weighted Average Pass-through Current Price $ 94.00 $ 109.30
Weighted Average Structured Current Price $ 13.36 $ 9.87
Effective Duration
(1)
4.484 2.103
(1)
Effective duration is the approximate percentage change in price for a 100 basis point change in rates.

An effective duration of 4.484 indicates
that an interest rate increase of 1.0% would be expected to cause a 4.484% decrease in the value of the MBS in our investment portfolio at
September 30, 2022.

An effective duration of 2.103 indicates that an interest

rate increase of 1.0% would be expected to cause a 2.103%
decrease in the value of the MBS in our investment portfolio at December

31, 2021. These figures include the structured securities in the portfolio but do include the effect of our hedges. Effective duration quotes for individual investments are obtained from The Yield

Book, Inc.
The following

table presents

a summary

of our portfolio

assets acquired

during the

nine months

ended September

30, 2022

and 2021.
($ in thousands)
Nine Months Ended September 30,
2022 2021
Total Cost
Average
Price
Weighted
Average
Yield Total Cost
Average
Price
Weighted
Average
Yield
PT MBS $ 21,009 $ 99.14 4.12% $ 23,337 $ 106.48 1.41%
Structured MBS - - - 2,852 10.01 0.43%
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
Fixed Rate MBS $ 41,276 $ 1,973 $ (2,149) $ (4,393) 4.78% (5.21)% (10.64)%
Structured MBS 2,994 (124) 63 78 (4.14)% 2.10% 2.61%
Total MBS

Portfolio
$ 44,270 $ 1,849 $ (2,086) $ (4,315) 4.18% (4.71)% (9.75)%
($ in thousands)
Notional $ Change in Fair Value % Change in Fair Value
Amount
(1)
-100BPS +100BPS +200BPS -100BPS +100BPS +200BPS
Treasury Futures Contracts
Repurchase Agreement Hedges $ 14,400 $ (1,115) $ 1,037 $ 1,998 (7.75)% 7.20% 13.88%
$ 14,400 $ (1,115) $ 1,037 $ 1,998
Gross Totals $ 734 $ (1,049) $ (2,317)
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

As of September

30, 2022,

we had obligations

outstanding

under the

repurchase

agreements

of approximately

$43.5 million

with a
net weighted

average borrowing

cost of 2.98%.

The remaining

maturity of

our outstanding

repurchase

agreement

obligations

ranged from
11 to 31 days,

with a weighted

average maturity

of 16 days.

Securing

the repurchase

agreement

obligation

as of September

30, 2022

are
MBS with

an estimated

fair value,

including

accrued interest,

of $44.3 million

and a weighted

average maturity

of 329 months.

Through
November

10, 2022,

we have been

able to maintain

our repurchase

facilities

with comparable

terms to those

that existed

at September

30,
2022 with

maturities

through December

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
September 30, 2022 $ 43,494 $ 46,977 $ 40,210 $ 3,284 8.17%
June 30, 2022 36,926 53,289 45,870 (8,944) (19.50)%
March 31, 2022 54,815 58,772 56,846 (2,031) (3.57)%
December 31, 2021 58,878 62,139 61,019 (2,141) (3.51)%
September 30, 2021 63,160 72,047 67,253 (4,093) (6.09)%
June 30, 2021 71,346 72,372 72,241 (895) (1.24)%
March 31, 2021 73,136 76,004 69,104 4,032 5.83%
Liquidity and Capital Resources
Liquidity

is our ability

to turn non-cash

assets into

cash, purchase

additional

investments,

repay principal

and interest

on borrowings,
fund overhead

and fulfill

margin calls.

We have both

internal

and external

sources of

liquidity. However,

our material

unused sources

of
liquidity

include cash

balances,

unencumbered

assets and

our ability

to sell encumbered

assets to

raise cash.

Our balance

sheet also
generates

liquidity

on an on-going

basis through

payments of

principal

and interest

we receive

on our MBS

portfolio

and dividends

we
receive on

our investment

in Orchid

common stock.

Internal

Sources of

Liquidity
Our internal

sources of

liquidity

include our

cash balances,

unencumbered

assets and

our ability

to liquidate

our encumbered

security
holdings.

Our balance

sheet also

generated

liquidity

on an ongoing

basis through

payments

of principal

and interest

we receive

on our
MBS portfolio

and dividends

we receive

on our investment

in Orchid

common stock.

We have previously,

and may

again in the

future, employ

a hedging

strategy

that typically

involves

taking short

positions

in Eurodollar
futures,

T-Note futures,

TBAs or other

instruments.

When the

market causes

these short

positions

to decline

in value we

are required

to
meet margin

calls with

cash.

This can

reduce our

liquidity

position

to the extent

other securities

in our portfolio

move in price

in such a

way
that we do

not receive

enough cash

through margin

calls to offset

the Eurodollar

related margin

calls. If

this were

to occur

in sufficient
magnitude,

the loss of

liquidity

might force

us to reduce

the size

of the levered

portfolio,

pledge additional

structured

securities

to raise
funds or

risk operating

the portfolio

with less

liquidity.
External

Sources of

Liquidity
Our primary

external

sources of

liquidity

are our ability

to (i) borrow

under master

repurchase

agreements

and (ii)

use the TBA

security
market. Our

borrowing

capacity will

vary over

time as the

market value

of our interest

earning assets

varies. Our

master repurchase
agreements

have no stated

expiration,

but can be

terminated

at any time

at our option

or at the

option of

the counterparty.

However, once
a definitive

repurchase

agreement

under a master

repurchase

agreement

has been

entered into,

it generally

may not be

terminated

by
either party.

A negotiated

termination

can occur, but

may involve

a fee to

be paid by

the party

seeking to

terminate

the repurchase
agreement

transaction.

Under our

repurchase

agreement

funding arrangements,

we are required

to post margin

at the initiation

of the borrowing.

The margin
posted represents

the haircut,

which is a

percentage

of the market

value of the

collateral

pledged.

To the extent the

market value

of the
asset collateralizing

the financing

transaction

declines,

the market

value of our

posted margin

will be insufficient

and we will

be required

to
post additional

collateral.

Conversely, if

the market

value of the

asset pledged

increases

in value,

we would

be over collateralized

and we
would be

entitled to

have excess

margin returned

to us by the

counterparty.

Our lenders

typically

value our

pledged securities

daily to
ensure the

adequacy of

our margin

and make margin

calls as

needed, as

do we.

Typically, but not always,

the parties

agree to

a minimum
threshold

amount for

margin calls

so as to avoid

the need

for nuisance

margin calls

on a daily

basis. Our

master repurchase

agreements
do not specify

the haircut;

rather haircuts

are determined

on an individual

repurchase

transaction

basis.
We invest a

portion of

our capital

in structured

MBS.

We generally

do not apply

leverage

to this portion

of our portfolio.

The leverage
inherent

in structured

securities

replaces the

leverage

obtained

by acquiring

PT securities

and funding

them in the

repurchase

market.

This structured

MBS strategy

has been

a core element

of the Company’s

overall investment

strategy

since 2008.

However, we

have and
may continue

to pledge

a portion

of our structured

MBS in order

to raise our

cash levels,

but generally

will not

pledge these

securities

in
order to

acquire additional

assets.
In future

periods we

expect to

continue to

finance our

activities

through repurchase

agreements

and through

revenues

from our
advisory services

business.

As of September

30, 2022,

we had cash

and cash equivalents

of $5.9

million.

We generated

cash flows

of
$8.3 million

from principal

and interest

payments on

our MBS

portfolio

and had average

repurchase

agreements

outstanding

of $47.6
million during

the nine months

ended September

30, 2022.

In addition,

during the

nine months

ended September

30, 2022,

we received
approximately

$9.7 million

in management

fees and

expense reimbursements

as manager

of Orchid

and approximately

$1.0 million

in
dividends

from our

investment

in Orchid

common stock.
Outlook
Orchid Island

Capital Inc.
Orchid Island

Capital reported

a third quarter

2022 loss

of $84.5

million and

its shareholders

equity declined

from $506.4

million to
$400.4 million.

The market

conditions

described

below led

to the loss

as agency

MBS underperformed

comparable

duration

treasuries
and the Orchid’s

hedge positions.

The decline

in shareholders

equity is

likely to

lead to reduced

management

fees at Bimini

Advisors
going forward

if Orchid

is unable

to rebuild

its shareholders

equity since

the amount

of the management

fees paid

to the Company

are a
function of

Orchid’s equity.

Orchid also

reduced its

monthly dividend

once during

the quarter

from $0.225

per month

to $0.16 per

month.

The reduction

in the dividend

decreased

the monthly

dividend

revenues

to the Company.
Orchid is

obligated

to reimburse

us for direct

expenses paid

on its behalf

and to pay

to us Orchid’s

pro rata

share of

overhead as
defined in

the management

agreement.

As a stockholder

of Orchid,

we will also

continue to

share in

distributions,

if any, paid by

Orchid to
its stockholders.

Our operating

results are

also impacted

by changes

in the market

value of our

holdings of

Orchid common

shares,
although

these market

value changes

do not impact

our cash flows

from Orchid.

Economic

Summary
The evolution

of economic

and market

developments

pivoted in

the third

quarter of

2022.

Trends in place

since late

2021 have
changed in

the third

quarter.

The outlook

for the domestic

economy of

the United

States, particularly

with respect

to inflation,

the level

of
interest

rates and

expectations

for monetary

policy from

the Fed changed

during the

quarter.

As the second

quarter of

2022 ended,

the
market expected

that the

monetary

tightening

policies implemented

by the Fed

to control

inflation

would soon

succeed, and

that by

early in
2023 the

Fed would

likely start

to unwind

their rate

increases

in order

to avert

an economic

slowdown

resulting

from these

policies. The
catalyst for

the changes

that occurred

during the

third quarter

of 2022 was

clear evidence

that not

only was

inflation

persisting,

but that

it
was becoming

more broad

based and

entrenched.

As the Fed

and the various

members of

the FOMC

became aware

of this, their

public
comments consistently

sought to

dispel the

notion that

they would

be easing

monetary policy

in early 2023

as the futures

markets were
pricing.

As the quarter

unfolded

and the inflation

data continued

to reflect

this trend,

the market

grew to

accept that

the Fed would

have to
raise the

Fed Funds

target further

into restrictive

territory.

At the conclusion

of their

meeting

on November

2, 2022,

Fed chairman

Powell
expressed

the view

that since

the incoming

economic

data since

their September

meeting was

so strong,

the terminal

funds rate

would
likely have

to be higher

than the

Fed expected

in September.

The market

reacted quickly

to this guidance

and the terminal

rate priced

into
the Fed funds

futures market

was nearly

5.15% on

November

4, 2022.

The market

is now very

sensitive

to income

economic

data,
particularly

inflation

data.
Contributing

to the change

in economic

and interest

rate trends

were developments

abroad, particularly

in Europe

and the United
Kingdom.

While inflation

has proven

to be more

robust and

challenging

to control

in the U.S.,

it has been

even more

so in Europe

and
most of the

world outside

of China,

which is grappling

with persistent

COVID-19

cases that

have forced

the government

to intermittently
lock down

various population

centers.

The war

in Ukraine

has contributed

significantly

to food

and energy

price pressures

globally, more
so than in

the U.S.

The result

is essentially

all central

banks across

the globe

– outside

of China

and Japan

– are raising

rates.

Like the
Fed, the

central banks’

efforts have

yet to slow

inflation

and more

rate hikes

are very

likely.

Food and

energy inflation

poses additional
pressure

on governments

who are

eager to

ease the

burden of

elevated prices

for essentials

like food

and energy, but

are constrained
because their

efforts themselves

might increase

inflationary

pressures

and run counter

to central

bank actions

that are

attempting

to
constrain

economic activity

and demand.

A further

complicating

factor has

been the

U.S. dollar.

As the Fed

is forced

to continue

to raise

rates in

the U.S.,

the dollar

has
appreciated

against all

other currencies.

This in turn

forces other

central banks

to raise

rates to

protect their

own currencies,

often above
and beyond

what their

domestic economic

circumstances

might warrant.
Risk sentiment

is at extremely

depressed

levels and

all asset

classes across

the financial

markets have

generated

negative

year-to-
date returns

for 2022,

outside of

energy and

certain food

commodities.

Economic growth

is expected

to continue

to slow over

the balance
of the year,

both in the

U.S. and

globally, and likely

contract in

2023.
Interest

Rates
As the market

incorporated

inflation

data and

the Fed’s response

through the

second quarter

of 2022,

interest

rates began

to rise
significantly.

On August

1, 2022,

the 10-year

U.S. Treasury

Note closed

with a yield

of 2.5759%,

shortly before

the FOMC

began to
temper market

expectations

that the

Fed would

pivot away

from their

tightening

and begin

to lower

the Fed Funds

rate in early

2023.

The
yield on the

10-year U.S.

Treasury Note

closed just

above 3.83%

on September

30, 2022,

and just under

4.25% on

October 24,

2022.

This increase

was much

less than

the increase

in short-term

rates.

Interest

rates on

U.S. Treasury

Note maturities

inside one

year
increased

by well over

100 basis

points and

by more than

160 basis

points for

maturities

of three

months or

less – in

each case

by the end
of the third

quarter of

2022.

With the continued

increases

in market

expectations

of the Fed’s

terminal rate,

maturities

of three or

fewer
months have

increased

by more

than 250

basis points

from the

end of the

second quarter

through November

10, 2022.

As of September
30, 2022,

market pricing

implied the

terminal rate

for the current

cycle would

be approximately

4.53%, which

would be

reached late

in the
first quarter

of 2023.

As of November

10, 2022,

pricing is

for a terminal

rate of approximately

4.85% sometime

late in June

of 2023

and
with the

Fed Funds

rate still

approximately

4.25% in

early 2024.

The Fed has

repeatedly

acknowledged

their efforts

to bring

inflation under

control and

taking the

Fed Funds

rate above

neutral may
cause the

economy to

enter a recession.

They deem

these steps

as necessary

to prevent

inflation

from remaining

higher than

the Fed’s
target rate

of inflation.

However, as it

appears the

Fed will

have to increase

the Fed Funds

rate considerably

higher than

was believed

to
be the case

even a few

months ago,

and central

banks across

the globe

are doing

likewise,

financial

conditions

have begun

to deteriorate
and liquidity

in many financial

markets has

declined.

If such trends

persist and

evidence appears

that certain

financial

markets are

not
operating

smoothly, or financial

conditions

are prohibiting

economic

activity from

operating

smoothly, central

banks may

face a dilemma

of
continuing

to increase

interest

rates or

implementing

accommodations

to permit

the smooth

operation

of financial

markets and

the
economy –

assuming

this were

to occur

before inflation

could be

brought under

control.

The outcome

in such a

scenario

cannot be
predicted

with any

confidence

at this time.
The Agency

MBS Market
Returns for

the Agency

MBS market

for the third

quarter of

2022 were

(5.4)% and

these returns

were 1.7%

lower than

comparable
duration

LIBOR swaps.

The largest

MBS investors

have generally

been selling

or decreasing

their exposure

to the sector.

Agency MBS
spreads relative

to benchmark

interest

rates increased

to levels

observed in

March of

2020 by

the end of

the third

quarter of

2022 and
have exceeded

those levels

in October

of 2022.

The largest

investors

of Agency

MBS, the

Fed via quantitative

easing (which

is now
quantitative

tightening

as the Fed

allows their

holdings of

Agency MBS

to run-off),

large domestic

banks (which

due to quantitative
tightening

by the Fed

are experiencing

declines in

reserves/deposits)

and large

money managers

(which have

experienced

significant
outflows

as investors

leave fixed

income investments),

are collectively

causing demand

for Agency

MBS to decline

materially

and driving
the spread

widening.

As the U.S.

dollar has

strengthened

against most

other currencies

across the

globe, there

is the chance

certain
central banks

– namely the

Bank of

Japan – may

be forced

to intervene

in the currency

markets to

support their

local currency,

in this case
the Yen.

They would

do so by selling

U.S. dollar-denominated

assets and

buying Yen.

The only

U.S. dollar-denominated

assets they

own
are U.S.

Treasuries and

Agency MBS,

and selling

these would

represent

another source

of downward

pressure

on Agency

MBS. The
relative performance

across the

Agency MBS

universe was

skewed in

favor of

higher coupon,

30-year securities

that are

currently

in
production

by originators.

Lower coupon

securities,

especially

those held

in large

amounts by

the Fed,

and which

may eventually

be sold
by the Fed,

have performed

the worst.

These results

are consistent

with the

relative duration

of the securities,

as higher

coupons have
shorter durations,

or less sensitivity

to movements

in interest

rates.

As both the

domestic and

the global

economies

appear to

be slowing,

the more

credit sensitive

sectors of

the fixed

income markets
have come

under pressure

and are

likely to

weaken further

if the economies

do indeed

contract.

Actions by

the Fed as

described

above
may prevent

the sector

from performing

well in the

near term

but, if the

economy does

contract

and enter

a recession,

the sector

could do
well on a

relative performance

basis owing

to the lack

of credit

exposure

of Agency

MBS.

This is consistent

with the

sector’s

history of
performance

in a counter-cyclical

manner –

doing well

when the

economy is

soft and

relatively

poorly when

the economy

is strong.
Recent Legislative

and Regulatory

Developments
In response

to the deterioration

in the markets

for U.S.

Treasuries, Agency

MBS and other

mortgage

and fixed

income markets
resulting

from the

impacts of

the COVID-19

pandemic,

the Fed implemented

a program

of quantitative

easing. Through

November

of 2021,
the Fed was

committed

to purchasing

$80 billion

of U.S.

Treasuries and

$40 billion

of Agency

MBS each

month. In

November

of 2021,

it
began tapering

its net asset

purchases

each month

and ended

net asset

purchases

entirely

by early March

of 2022.

On May 4,

2022, the
FOMC announced

a plan for

reducing

the Fed’s balance

sheet. In

June of 2022,

in accordance

with this

plan, the

Fed began

reducing

its
balance sheet

by a maximum

of $30 billion

of U.S.

Treasuries and

$17.5 billion

of Agency

MBS each

month. On

September

21, 2022,

the
FOMC announced

the Fed’s decision

to continue

reducing

the balance

sheet by a

maximum

of $60 billion

of U.S Treasuries

and $35
billion of

Agency MBS

per month.

On January

29, 2021,

the CDC issued

guidance extending

eviction

moratoriums

for covered

persons put

in place by

the CARES

Act
through March

31, 2021.

The FHFA subsequently

extended

the foreclosure

moratorium

for loans

backed by

Fannie Mae

and Freddie

Mac
and the eviction

moratorium

for real

estate owned

by Fannie

Mae and Freddie

Mac until

July 31,

2021 and

September

30, 2021,
respectively. The

U.S. Housing

and Urban

Development

Department

subsequently

extended

the FHA

foreclosure

and eviction

moratoria

to
July 31, 2021,

and September

30, 2021,

respectively.

Despite

the expirations

of these

foreclosure

moratoria,

a final rule

adopted by

the
CFPB on

June 28,

2021, effectively

prohibited

servicers

from initiating

a foreclosure

before January

1, 2022,

in most instances.
Foreclosure

activity has

risen since

the end of

the moratorium,

with foreclosure

starts in

the third

quarter of

2022 up 167%

from the
comparable

period in

2021, but

still remaining

slightly

below pre-pandemic

levels.

In January

2019, the

Trump administration

made statements

of its plans

to work with

Congress to

overhaul

Fannie Mae

and Freddie
Mac and expectations

to announce

a framework

for the development

of a policy

for comprehensive

housing finance

reform soon.

On
September

30, 2019,

the FHFA announced

that Fannie

Mae and Freddie

Mac were

allowed to

increase their

capital buffers

to $25 billion
and $20 billion,

respectively, from

the prior

limit of $3

billion each.

This step

could ultimately

lead to

Fannie Mae

and Freddie

Mac being
privatized

and represents

the first

concrete

step on the

road to GSE

reform.

On June 30,

2020, the

FHFA released

a proposed

rule on a
new regulatory

framework

for the GSEs

which seeks

to implement

both a risk-based

capital framework

and minimum

leverage

capital
requirements.

The final

rule on the

new capital

framework

for the GSEs

was published

in the federal

register

in December

2020.

On
January 14,

2021, the

U.S. Treasury

and the FHFA

executed letter

agreements

allowing

the GSEs

to continue

to retain

capital up

to their
regulatory

minimums,

including

buffers, as

prescribed

in the December

rule.

These letter

agreements

provide,

in part,

(i) there

will be no
exit from

conservatorship

until all

material litigation

is settled

and the GSE

has common

equity Tier

1 capital

of at least

3% of its

assets, (ii)
the GSEs

will comply

with the

FHFA’s regulatory capital

framework,

(iii) higher-risk

single-family

mortgage

acquisitions

will be

restricted

to
current levels,

and (iv)

the U.S.

Treasury and

the FHFA will

establish

a timeline

and process

for future

GSE reform.

However, no definitive
proposals

or legislation

have been

released

or enacted

with respect

to ending

the conservatorship,

unwinding

the GSEs,

or materially
reducing

the roles

of the GSEs

in the U.S.

mortgage

market. On

September

14, 2021,

the U.S.

Treasury and

the FHFA suspended

certain
policy provisions

in the January

agreement,

including

limits on

loans acquired

for cash

consideration,

multifamily

loans, loans

with higher
risk characteristics

and second

homes and

investment

properties.

On February

25, 2022,

the FHFA published

a final rule,

effective as

of
April 26,

2022, amending

the GSE capital

framework

established

in December

2020 by, among

other things,

replacing

the fixed

leverage
buffer equal

to 1.5% of

a GSE’s adjusted

total assets

with a dynamic

leverage

buffer equal

to 50% of

a GSE’s stability

capital buffer,
reducing

the risk weight

floor from

10% to 5%,

and removing

the requirement

that the

GSEs must

apply an overall

effectiveness
adjustment

to their

credit risk

transfer

exposures.

On June 14,

2022, the

GSEs announced

that they

will each

charge a

50 bps fee

for
commingled

securities

issued on

or after

July 1, 2022

to cover

the additional

capital required

for such

securities

under the

GSE capital
framework.

Industry

groups have

expressed

concern that

this poses

a risk to

the fungibility

of the Uniform

Mortgage-Backed

Security
(“UMBS”),

which could

negatively

impact liquidity

and pricing

in the market

for TBA

securities.
In 2017,

policymakers

announced

that LIBOR

will be replaced

by December

31, 2021.

The directive

was spurred

by the fact

that
banks are

uncomfortable

contributing

to the LIBOR

panel given

the shortage

of underlying

transactions

on which

to base levels

and the
liability

associated

with submitting

an unfounded

level. However,

the ICE Benchmark

Administration,

in its capacity

as administrator

of
USD LIBOR,

has announced

that it intends

to extend

publication

of USD LIBOR

(other than

one-week and

two-month

tenors) by

18
months to

June 2023.

Notwithstanding

this extension,

a joint statement

by key regulatory

authorities

calls on banks

to cease

entering

into
new contracts

that use

USD LIBOR

as a reference

rate by no

later than

December

31, 2021.

On December

7, 2021,

the CFPB

released

a final rule

that amends

Regulation

Z, which

implemented

the Truth in

Lending Act,

aimed
at addressing

cessation

of LIBOR

for both

closed-end

(e.g., home

mortgage)

and open-end

(e.g., home

equity line

of credit)

products.

The
rule, which

mostly became

effective

in April

of 2022,

establishes

requirements

for the selection

of replacement

indices for

existing LIBOR-
linked consumer

loans. Although

the rule

does not mandate

the use of

SOFR as the

alternative

rate, it

identifies

SOFR as a

comparable
rate for

closed-end

products

and states

that for

open-end products,

the CFPB

has determined

that ARRC’s

recommended

spread-adjusted
indices based

on SOFR

for consumer

products to

replace the

one-month,

three-month,

or six-month

USD LIBOR

index “have

historical
fluctuations

that are

substantially

similar to

those of

the LIBOR

indices that

they are

intended

to replace.”

The CFPB

reserved judgment,
however, on a

SOFR-based

spread-adjusted

replacement

index to

replace the

one-year USD

LIBOR until

it obtained

additional
information.

On March 15,

2022, the

Adjustable

Interest

Rate (LIBOR)

Act (the “LIBOR

Act”) was

signed into

law as part

of the Consolidated
Appropriations

Act, 2022

(H.R. 2471).

The LIBOR

Act provides

for a statutory

replacement

benchmark

rate for

contracts

that use

LIBOR
as a benchmark

and do not

contain any

fallback mechanism

independent

of LIBOR.

Pursuant to

the LIBOR

Act, SOFR

becomes the

new
benchmark

rate by operation

of law for

any such contract.

The LIBOR

Act establishes

a safe harbor

from litigation

for claims

arising out

of
or related

to the use

of SOFR

as the recommended

benchmark

replacement.

The LIBOR

Act makes

clear that

it should

not be construed
to disfavor

the use of

any benchmark

on a prospective

basis.
On July 28,

2022, the

Fed published

a proposed

rule to implement

the LIBOR

Act.

Since the

GSEs have

generally

been using

30-
day average

SOFR in their

newly issued

multifamily

loans and

other structured

products,

the Fed proposed

that the

benchmark
replacement

for Agency

MBS be the

30-day average

SOFR plus

the applicable

tenor spread

adjustment

specified

in the LIBOR

Act.
Comments

for the proposed

rule closed

August 29,

2022, and

any final

rule will

go into effect

30 days after

publication

in the Federal
Register.
The LIBOR

Act also

attempts

to forestall

challenges

that it is

impairing

contracts.

It provides

that the

discontinuance

of LIBOR

and
the automatic

statutory

transition

to a replacement

rate neither

impairs or

affects the

rights of

a party to

receive payment

under such
contracts,

nor allows

a party to

discharge

their performance

obligations

or to declare

a breach

of contract.

It amends

the Trust Indenture
Act of 1939

to state

that the

“the right

of any holder

of any indenture

security to

receive payment

of the principal

of and interest

on such
indenture

security shall

not be deemed

to be impaired

or affected”

by application

of the LIBOR

Act to any

indenture

security.
Effective January

1, 2021,

Fannie Mae,

in alignment

with Freddie

Mac, extended

the timeframe

for its delinquent

loan buyout

policy
for Single-Family

Uniform Mortgage-Backed

Securities

(UMBS) and

Mortgage-Backed

Securities

(MBS) from

four consecutively

missed
monthly payments

to twenty-four

consecutively

missed monthly

payments (i.e.,

24 months

past due).

This new

timeframe

applied to
outstanding

single-family

pools and

newly issued

single-family

pools and

was first

reflected

when January

2021 factors

were released

on
the fourth

business day

in February

2021.

For Agency

MBS investors,

when a delinquent

loan is bought

out of a

pool of mortgage

loans, the

removal of

the loan

from the

pool
is the same

as a total

prepayment

of the loan.

The respective

GSEs anticipated,

however, that

delinquent

loans will

be repurchased

in
most cases

before the

24-month

deadline under

one of the

following

exceptions

listed below.
•

a loan that

is paid in

full, or

where the

related lien

is released

and/or the

note debt

is satisfied

or forgiven;
•

a loan repurchased

by a seller/servicer

under applicable

selling

and servicing

requirements;
•

a loan entering

a permanent

modification,

which generally

requires

it to be

removed from

the MBS (during

any modification

trial
period, the

loan will

remain in

the MBS until

the trial

period ends);
•

a loan subject

to a short

sale or

deed-in-lieu

of foreclosure;

or
•

a loan referred

to foreclosure.

Because of

these exceptions,

the GSEs

believe based

on prevailing

assumptions

and market

conditions

this change

will have

only a
marginal impact

on prepayment

speeds, in

aggregate.

Cohort level

impacts may

vary. For example,

more than

half of loans

referred to
foreclosure

are historically

referred

within six

months of

delinquency. The

degree to

which speeds

are affected

depends on

delinquency
levels, borrower

response,

and referral

to foreclosure

timelines.
The scope

and nature

of the actions

the U.S.

government

or the Fed

will ultimately

undertake

are unknown

and will

continue to
evolve
Effect on

Us
Regulatory

developments,

movements

in interest

rates and

prepayment

rates affect

us in many

ways, including

the following:
Effects on

our Assets
A change

in or elimination

of the guarantee

structure

of Agency

MBS may increase

our costs

(if, for

example, guarantee

fees
increase)

or require

us to change

our investment

strategy

altogether.

For example,

the elimination

of the guarantee

structure

of Agency
MBS may cause

us to change

our investment

strategy

to focus

on non-Agency

MBS,

which in

turn would

require us

to significantly
increase our

monitoring

of the credit

risks of our

investments

in addition

to interest

rate and

prepayment

risks.
Lower long-term

interest

rates can

affect the

value of our

Agency MBS

in a number

of ways.

If prepayment

rates are

relatively

low
(due, in

part, to

the refinancing

problems described

above), lower

long-term

interest

rates can

increase the

value of higher-coupon

Agency
MBS.

This is because

investors

typically

place a premium

on assets

with yields

that are

higher than

market yields.

Although

lower long-
term interest

rates may

increase

asset values

in our portfolio,

we may not

be able to

invest new

funds in similarly-yielding

assets.
If prepayment

levels increase,

the value

of our Agency

MBS affected

by such prepayments

may decline.

This is because

a principal
prepayment

accelerates

the effective

term of an

Agency MBS,

which would

shorten the

period during

which an

investor would

receive
above-market

returns (assuming

the yield

on the prepaid

asset is

higher than

market yields).

Also, prepayment

proceeds

may not

be able
to be reinvested

in similar-yielding

assets. Agency

MBS backed

by mortgages

with high

interest

rates are

more susceptible

to prepayment
risk because

holders of

those mortgages

are most

likely to

refinance

to a lower

rate. IOs

and IIOs,

however, may

be the types

of Agency
MBS most

sensitive

to increased

prepayment

rates. Because

the holder

of an IO

or IIO receives

no principal

payments,

the values

of IOs
and IIOs are

entirely dependent

on the existence

of a principal

balance on

the underlying

mortgages.

If the principal

balance is

eliminated
due to prepayment,

IOs and IIOs

essentially

become worthless.

Although

increased

prepayment

rates can

negatively

affect the

value of
our IOs and

IIOs, they

have the

opposite effect

on POs. Because

POs act like

zero-coupon

bonds, meaning

they are

purchased

at a
discount to

their par

value and

have an effective

interest

rate based

on the discount

and the term

of the underlying

loan, an increase

in
prepayment

rates would

reduce the

effective term

of our POs

and accelerate

the yields

earned on

those assets,

which would

increase our
net income.
Higher long-term

rates can

also affect

the value

of our Agency

MBS.

As long-term

rates rise,

rates available

to borrowers

also rise.

This tends

to cause prepayment

activity to

slow and

extend the

expected average

life of mortgage

cash flows.

As the expected

average
life of the

mortgage

cash flows

increases,

coupled with

higher discount

rates, the

value of Agency

MBS declines.

Some of the

instruments
the Company

uses to hedge

our Agency

MBS assets,

such as interest

rate futures,

swaps and

swaptions,

are stable

average life
instruments.

This means

that to

the extent

we use such

instruments

to hedge

our Agency

MBS assets,

our hedges

may not adequately
protect us

from price

declines,

and therefore

may negatively

impact our

book value.

It is for

this reason

we use interest

only securities

in
our portfolio.

As interest

rates rise,

the expected

average life

of these

securities

increases,

causing generally

positive price

movements

as
the number

and size of

the cash

flows increase

the longer

the underlying

mortgages

remain outstanding.

This makes

interest

only
securities

desirable

hedge instruments

for pass-through

Agency MBS.

As described

above, the

Agency MBS

market began

to experience

severe dislocations

in mid-March

2020 as a

result of

the
economic,

health and

market turmoil

brought about

by COVID-19.

On March 23,

2020, the

Fed announced

that it would

purchase

Agency
MBS and U.S.

Treasuries in

the amounts

needed to

support smooth

market functioning,

which largely

stabilized

the Agency

MBS market,
but ended

these purchases

in March

2022 and

announced

plans to

reduce its

balance sheet.

The Fed’s planned

reduction

of its balance
sheet could

negatively

impact our

investment

portfolio.

Further, the

moratoriums

on foreclosures

and evictions

described

above will

likely
delay potential

defaults on

loans that

would otherwise

be bought

out of Agency

MBS pools

as described

above.

Depending

on the
ultimate resolution

of the foreclosure

or evictions,

when and

if it occurs,

these loans

may be removed

from the

pool into

which they

were
securitized.

If this were

to occur, it

would have

the effect

of delaying

a prepayment

on the Company’s

securities

until such

time. To the
extent the

Company’s Agency

MBS assets

were acquired

at a premium

to par, this will

tend to increase

the realized

yield on

the asset

in
question.

To the extent they

were acquired

at a discount,

this will

tend to decrease

the realized

yield on the

asset in question.
Because we

base our

investment

decisions

on risk management

principles

rather than

anticipated

movements

in interest

rates, in

a
volatile interest

rate environment

we may allocate

more capital

to structured

Agency MBS

with shorter

durations.

We believe

these
securities

have a lower

sensitivity

to changes

in long-term

interest

rates than

other asset

classes.

We may attempt

to mitigate

our
exposure

to changes

in long-term

interest

rates by

investing

in IOs and

IIOs, which

typically

have different

sensitivities

to changes

in long-
term interest

rates than

PT MBS,

particularly

PT MBS backed

by fixed-rate

mortgages.
Effects on our

borrowing

costs
We leverage

our PT MBS

portfolio

and a portion

of our structured

Agency MBS

with principal

balances through

the use of

short-term
repurchase

agreement

transactions.

The interest

rates on

our debt

are determined

by the short

term interest

rate markets.

Increases in

the
Fed Funds

rate, SOFR

or LIBOR

typically

increase our

borrowing

costs, which

could affect

our interest

rate spread

if there

is no
corresponding

increase in

the interest

we earn

on our assets.

This would

be most prevalent

with respect

to our Agency

MBS backed

by
fixed

rate mortgage

loans because

the interest

rate on a

fixed-rate

mortgage

loan does

not change

even though

market rates

may change.
In order

to protect

our net interest

margin against

increases

in short-term

interest

rates, we

may enter

into interest

rate swaps,

which
economically

convert our

floating-rate

repurchase

agreement

debt to fixed-rate

debt, or

utilize other

hedging instruments

such as
Eurodollar, Fed

Funds and

T-Note futures

contracts

or interest

rate swaptions.
Summary
In a continuation

of the extremely

turbulent

and volatile

market conditions

that have

existed since

the onset

of the COVID-19
pandemic,

during the

third quarter

of 2022 the

state of

the markets

and the outlook

changed

materially.

The perception

of inflation

on the
part of the

Fed has shaped

the rates

markets, currency

markets and

the outlook

for the economy

since the

spring of

2021.

This is when
inflation

first began

to accelerate

in the U.S.

During the

third quarter,

the Fed’s outlook,

or more accurately,

the markets

perception

of how
the Fed saw

inflation,

changed significantly.

Through early

August of

2022 the

markets perceived

that, while

inflation

was not transitory,
the Fed would

be able to

dampen demand

by raising

rates and

cause inflation

to decrease

back towards

the Fed’s long-term

target of

2%.

Further, the

market anticipated

this would

happen by

early in 2023

and that

the Fed would

then start

to loosen

monetary

policy shortly
thereafter.

The Fed,

through repeated

public comments

by various

Fed

officials and

ultimately

by the Chairman

at the Fed’s

annual central
banker symposium

in Jackson

Hole, Wyoming

in late August,

stressed that

this was not

going to

be the case.

Incoming economic

data
over the

period was

persistently

strong, indicating

the rate

increases

to date had

yet to slow

demand.

More importantly,

incoming

inflation
data showed

no evidence

of slowing

at all and

was in fact

becoming more

widespread,

possibly

even well

entrenched.

This reinforced

the
notion the

Fed will

have to take

rates higher

and for longer.

The result

of these

developments

was significant

and widespread.

Germane to

Royal Palm

and levered

Agency MBS

investors

were
increases

in market

interest

rates and

a widening

in the spreads

that Agency

MBS securities

trade relative

to comparable

duration

U.S.
Treasuries or

swaps.

The yield

on the 10-year

closed just

above 3.83%

on September

30, 2022,

and nearly

4.25% on

October

24, 2022.
As of November

10, 2022,

the market

is pricing

in a terminal

rate of

4.85% in

June of 2023.

As the market

has continued

to increase
expectations

of the Fed’s

terminal

rate, all

shorter maturity

U.S. Treasuries

have increased

in yield

as well.

Interest

rates on

maturities

inside one

year increased

by well over

100 basis

points and

by more than

160 basis

points for

maturities
of three

months or

less – in

each case

by the end

of the quarter.

Maturities

of three

months or

less have

increased

by over

250 basis
points since

the end of

the second

quarter –

a very rare

event in the

U.S. Treasury

market.
Agency MBS

spreads relative

to benchmark

interest

rates increased

to levels

observed

in March

of 2020 by

the end of

the third
quarter of

2022 and

have exceeded

those levels

in October

of 2022.

Returns for

the Agency

MBS market

for the third

quarter of

2022
were (5.4)%

and these

returns were

1.7% lower

than comparable

duration

LIBOR swaps.

The relative

performance

across the

Agency
MBS universe

is skewed

in favor

of higher

coupon, 30-year

securities

that are

currently

in production

by originators.

Lower coupon
securities,

especially

those held

in large

amounts by

the Fed,

and which

may eventually

be sold by

the Fed,

have performed

the worst.

These results

are consistent

with the

relative duration

of the securities,

as higher

coupons have

shorter durations,

or less sensitivity

to
movements

in interest

rates. Actions

by the Fed

may prevent

the sector

from performing

well in the

near term

but, if the

economy does
contract

and enter

a recession,

the sector

could do well

on a relative

performance

basis owing

to the lack

of credit

exposure

of Agency
MBS.

This is consistent

with the

sector’s

history of

performance

in a counter-cyclical

manner –

doing well

when the

economy is

soft and
relatively

poorly when

the economy

is strong.
Critical Accounting Estimates
Our consolidated

financial

statements

are prepared

in accordance

with GAAP.

GAAP requires

our management

to make some
complex and

subjective

decisions

and assessments.

Our most

critical accounting

policies involve

decisions

and assessments

which could
significantly

affect reported

assets,

liabilities,

revenues

and expenses,
and these

decisions

and assessments

can change

significantly
each reporting

period.

There have

been no changes

to the processes

used to determine

our critical

accounting

estimates

as discussed

in
our annual

report on

Form 10-K

for the year

ended December

31, 2021.
Capital Expenditures
At September 30, 2022, we had no material commitments for capital expenditures.
ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET

RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information
otherwise required under this item.

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
Repurchased Per Share Programs the Authorization
July 1, 2022 - July 30, 2022 218,311 $ 1.61 218,311 $ 1,505,329
August 1, 2022 - August 31, 2022 3,611 1.47 3,611 1,500,007
September 1, 2022 - September 30, 2022 4,048 1.37 4,048 1,494,444
Totals / Weighted Average 225,970 $ 1.60 225,970 $ 1,494,444
The Company did not have any unregistered sales of its equity securities during the three months ended September 30, 2022.

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

November 14, 2022
By: /s/ Robert E. Cauley
Robert E. Cauley
Chairman and Chief Executive Officer
Date:

November 14, 2022
By: /s/ G. Hunter Haas, IV
G. Hunter Haas,

IV
President, Chief Financial Officer, Chief
Investment Officer and Treasurer (Principal
Financial Officer and Principal Accounting Officer)